Form 10-Q
period 2004-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2004-05-10
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

Commission File Number 001-31921

Compass Minerals International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3972986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8300 College Blvd.
Overland Park, KS 66210
(913) 344-9200
(Address of principal executive offices and telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X            No:

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: No: X

     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 3, 2004 was 30,412,590 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except share data)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$71.3	$2.6
Receivables, less allowance for doubtful accounts of $2.1 million in 2004 and in 2003	86.0	117.4
Inventories	56.8	96.7
Other	2.5	3.7

Total current assets	216.6	220.4
Property, plant and equipment, net	257.2	262.0
Intangible assets — mineral interests and other, net.	172.0	172.7
Other	31.0	31.4

Total assets	$676.8	$686.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.7	$0.8
Accounts payable	53.4	72.6
Accrued expenses	15.4	14.4
Accrued interest	4.4	12.7
Accrued salaries and wages	14.0	13.5
Income taxes payable	8.0	—

Total current liabilities	95.9	114.0
Long-term debt, net of current portion	584.3	602.5
Deferred income taxes	77.1	77.7
Other noncurrent liabilities	36.6	36.4
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 200,000,000 at March 31, 2004 and December 31, 2003; issued shares — 35,367,264 at March 31, 2004 and December 31, 2003	0.3	0.3
Additional paid in capital	9.5	14.6
Treasury stock at cost — 5,080,295 shares at March 31, 2004 and 5,191,237 shares at December 31, 2003	(9.7)	(9.7)
Accumulated deficit	(144.5)	(174.8)
Accumulated other comprehensive income	27.3	25.5

Total stockholders’ deficit	(117.1)	(144.1)

Total liabilities and stockholders’ deficit	$676.8	$686.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except share data)

	Three months ended
	March 31,
	2004	2003
Sales	$250.5	$212.7
Cost of sales — shipping and handling	74.4	64.1
Cost of sales — products	104.1	95.5

Gross profit	72.0	53.1
Selling, general and administrative expenses	14.4	11.6

Operating earnings	57.6	41.5
Other (income) expense:
Interest expense	15.4	11.9
Other, net	0.5	(0.3)

Income before income taxes	41.7	29.9
Income tax expense	11.4	4.4

Net income	30.3	25.5
Dividends on preferred stock	—	0.6

Net income available for common stock	$30.3	$24.9

Net income per share, basic	$1.00	$0.71
Net income per share, diluted	0.94	0.68
Cash dividends per share, common	0.1875	—
Basic weighted-average shares outstanding	30,241,662	35,104,091
Diluted weighted-average shares outstanding.	32,174,309	36,176,300

     The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
For the three months ended March 31, 2004
(in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2003	$0.3	$14.6	$(9.7)	$(174.8)	$25.5	$(144.1)
Dividends on common stock		(5.7)				(5.7)
Stock options exercised		0.2				0.2
Stock based compensation		0.4				0.4
Comprehensive income:
Net income				30.3		30.3
Unrealized gain on cash flow hedges, net of tax					0.3	0.3
Cumulative translation adjustments					1.5	1.5

Comprehensive income						32.1

Balance, March 31, 2004	$0.3	$9.5	$(9.7)	$(144.5)	$27.3	$(117.1)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$30.3	$25.5
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	10.5	9.8
Finance fee amortization	0.6	0.5
Accreted interest	5.7	2.1
Deferred income taxes	0.2	0.9
Other	0.4	—
Changes in operating assets and liabilities:
Receivables	31.6	12.3
Inventories	39.6	43.7
Other assets	0.6	(1.8)
Accounts payable and accrued expenses	(17.8)	(20.2)
Other noncurrent liabilities	—	(0.1)

Net cash provided by operating activities	101.7	72.7

Cash flows from investing activities:
Capital expenditures	(3.9)	(2.7)
Other	0.1	—

Net cash used in investing activities	(3.8)	(2.7)

Cash flows from financing activities:
Principal payments on long-term debt	(10.2)	(30.5)
Revolver activity	(14.0)	—
Dividends paid	(5.7)	—
Proceeds from stock option exercises	0.2	—
Deferred financing costs	(0.1)	(0.1)

Net cash used in financing activities	(29.8)	(30.6)

Effect of exchange rate changes on cash and cash equivalents	0.6	(1.2)

Net increase in cash and cash equivalents	68.7	38.2

Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$71.3	$50.1

Supplemental cash flow information:
Interest paid	$17.3	$17.4
Income taxes paid, net of refunds	2.7	2.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Organization, Formation and Basis of Presentation:

     Compass Minerals International, Inc. (“CMI” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMI serves a variety of markets, including agriculture, food processing, chemical processing, water conditioning and highway deicing. The consolidated financial statements include the accounts of CMI and its wholly owned subsidiary, Compass Minerals Group, Inc. (“CMG”), and the consolidated results of CMG’s wholly owned subsidiaries.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

     The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2004.

2. Recent Accounting Pronouncements:

     In January 2003, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”) which supercedes FIN 46. FIN 46(R) is effective for all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46(R) is applicable to all non-SPEs created prior to February 1, 2003 by public entities at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has determined that it has no SPEs. The Company reviewed the applicability of FIN 46(R) to entities other than SPEs and has determined that the adoption of FIN 46(R) did not have a material effect on its consolidated financial statements.

3. Inventories:

     Inventories consist of the following (in millions):

	March 31,	December 31,
	2004	2003
Finished goods	$45.6	$84.1
Raw materials and supplies	11.2	12.6

	$56.8	$96.7

4. Property, Plant and Equipment:

     Property, plant and equipment consists of the following at December 31 (in millions):

	March 31,	December 31,
	2004	2003
Land and buildings	$138.0	$135.9
Machinery and equipment	407.7	408.3
Furniture and fixtures	9.6	9.6
Mineral properties and rights	20.8	20.3
Construction in progress	9.8	6.5

	585.9	580.6
Less accumulated depreciation	328.7	318.6

	$257.2	$262.0

5. Intangible Assets — Mineral Interests and Other:

     Mineral interests include probable mineral reserves. The Company leases mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s mineral interests are amortized on a units-of-production basis. The Company acquired other intangible assets related to its SOP segment during 2003. These assets are being amortized on a straight-line basis over their estimated useful lives.

     The aggregate amortization of mineral interests and other intangible assets for the three months ended March 31, 2004 and 2003 was $0.7 million and $0.3 million, respectively. The estimated amortization expense from fiscal 2004 to fiscal 2008 is approximately $1.7 million annually.

     Mineral interests and other intangible assets consist of the following (in millions):

		March 31, 2004		December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Probable mineral reserves	$158.6	$11.0	$147.6	$158.6	$10.6	$148.0
SOP long-term customer contract	0.5	—	0.5	0.5	—	0.5
Other SOP intangible asset	24.3	0.4	23.9	24.3	0.1	24.2

	$183.4	$11.4	$172.0	$183.4	$10.7	$172.7

6. Income Taxes:

     Income tax expense for the three months ended March 31, 2004 and 2003 was $11.4 million and $4.4 million, respectively. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense, valuation allowance on interest expense on discount notes and changes in the utilization of previously reserved NOLs.

7. Long-term Debt:

     Third-party long-term debt consists of the following (in millions):

	March 31,	December 31,
	2004	2003
Senior Subordinated Notes	$325.0	$325.0
Senior Discount Notes	78.3	75.7
Subordinated Discount Notes	110.7	107.4
Term Loan	68.1	78.3
Revolving Credit Facility	—	14.0

	582.1	600.4
Premium on Senior Subordinated Notes, net	2.9	2.9
Less: current portion	(0.7)	(0.8)

	$584.3	$602.5

8. Pension Plans:

     The components of net periodic benefit cost for the three-month periods ended March 31, are as follows (in millions):

	2004	2003
Service cost for benefits earned during the year	$0.3	$0.4
Interest cost on projected benefit obligation	0.8	0.7
Return on plan assets	(0.7)	(0.6)
Net amortization and deferral	0.2	0.3

Net pension expense	$0.6	$0.8

     Employer contributions were approximately $0.4 million during the three-month periods ended March 31, 2004 and 2003.

9. Commitments and Contingencies:

     The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.

     The Company has become aware of an aboriginal land claim filed by The Chippewas of Nawash and The Chippewas of Saugeen (the"Chippewas") in the Ontario Superior Court against the Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belong to the Chippewas. The land claimed includes land in which the Company's Goderich mine operates and has mining rights granted to it by the government of Ontario. The Company is not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. The Company has been informed by the Ministry of the Attorney General of Ontario that "Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways."

     The Company does not believe that this action will result in a material adverse financial effect on the Company. Furthermore, while any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or know to be threatened, or all of them combined, will not have a material adverse effect on the Company's results of operations or financial position.

10. Operating Segments:

     Segment information is as follows (in millions):

Three months ended March 31, 2004	Salt	Potash	Other (a)	Total
Sales to external customers	$228.7	$21.8	$—	$250.5
Intersegment sales	—	2.3	(2.3)	—
Cost of sales — shipping and handling costs	70.7	3.7	—	74.4
Operating earnings (loss)	60.2	3.0	(5.6)	57.6
Depreciation, depletion and amortization	8.5	2.0	—	10.5
Total assets	511.6	143.5	21.7	676.8

Three months ended March 31, 2003	Salt	Potash	Other (a)	Total
Sales to external customers	$200.4	$12.3	$—	$212.7
Intersegment sales	—	1.8	(1.8)	—
Cost of sales — shipping and handling costs	62.0	2.1	—	64.1
Operating earnings (loss)	45.4	0.3	(4.2)	41.5
Depreciation, depletion and amortization	7.8	2.0	—	9.8
Total assets	488.0	119.5	18.0	625.5

     (a) “Other” includes corporate entities and eliminations.

11. Stockholders’ Equity and Stock Options:

     On February 9, 2004, the board declared a quarterly cash dividend of $0.1875 per share, or approximately $5.7 million, on its outstanding common stock. The dividend was paid on March 15, 2004 to stockholders of record as of the close of business on March 1, 2004.

     During the first quarter of 2004, the Company reissued 110,942 shares of treasury stock, all of which were issued upon the exercise of stock options.

12. Earnings per Share:

     The following table sets forth the computation of basic and diluted earnings per common share for the three-month periods ended March 31, (in millions, except for share and per share data):

	2004	2003
Numerator:
Net income	$30.3	$25.5
Dividends on redeemable preferred stock	—	0.6

Net income available for common stock	$30.3	$24.9

Denominator:
Average common shares outstanding	30,241,662	35,104,091

Shares for basic earnings per share	30,241,662	35,104,091
Stock options	1,932,647	1,072,209
Shares for diluted earnings per share	32,174,309	36,176,300
Net income per share, basic	$1.00	$0.71
Net income per share, diluted	$0.94	$0.68

13. Other Comprehensive Income:

     The Company’s comprehensive income is comprised of net income, the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended March 31, are (in millions):

	2004	2003
Net income	$30.3	$25.5
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	(0.6)
Cumulative translation adjustments	1.5	2.2

Comprehensive income	$32.1	$27.1

     The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the three-month period ended March 31, 2004 (in millions):

				Accumulated
	Unfunded			Other
	Pension	Unrealized gain on cash	Foreign currency	Comprehensive
	Losses	flow hedges	Adjustments	Income
Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	—	0.3	1.5	1.8

Balance at March 31, 2004	$(7.0)	$1.1	$33.2	$27.3

	Before tax	Tax	Net-of-tax
For the three-months ended March 31, 2004:	Amount	expense	Amount
Unrealized gains on cash flow hedges	$0.4	$(0.1)	$0.3
Foreign currency translation adjustment	1.5	—	1.5

Other comprehensive income	$1.9	$(0.1)	$1.8

14. Subsequent Event:

     In May 2004, the board declared a quarterly cash dividend of $0.25 per share, approximately $7.6 million, on its outstanding common stock. The dividend is payable on June 15, 2004 to stockholders of record as of the close of business on June 1, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All statements, other than statements of historical fact contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission reports.

     In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

     Unless the context requires otherwise, references in this quarterly report to the “Company,” “Compass,” “Compass Minerals,” “CMI,” “we,” “us” and “our” refer to Compass Minerals International, Inc. and its consolidated subsidiaries.

Critical Accounting Estimates

     Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2004.

Results of Operations

     The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
	2004	2003
	(dollars in millions, except per ton data)
Sales	$250.5	$212.7
Cost of sales — shipping and handling	74.4	64.1
Cost of sales — products	104.1	95.5

Gross profit	72.0	53.1
Selling, general and administrative expenses	14.4	11.6
Restructuring and other charges	—	—

Operating income	57.6	41.5
Interest expense	15.4	11.9
Other expense / (income)	0.5	(0.3)

Income before income taxes	41.7	29.9
Income tax expense	11.4	4.4

Net income	30.3	25.5
Dividends on preferred stock	—	0.6

Net income available for common stock	$30.3	$24.9

Sales by Segment:
Salt	$228.7	$200.4
Specialty potash fertilizers	21.8	12.3

Total	$250.5	$212.7

Sales Volumes (in thousands of tons):
Highway deicing	4,679	4,378
General trade	785	732
Specialty potash	101	58
Average Sales Price (per ton):
Highway deicing	$32.45	$30.61
General trade	97.35	90.15
Specialty potash	215.42	212.74

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Sales

     Sales for the first quarter of 2004 of $250.5 million increased $37.8 million, or 18% compared to $212.7 million for the first quarter of 2003. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and sulfate of potash (“SOP”) product to the customer. Such shipping and handling fees were $74.4 million during the first quarter of 2004, an increase of $10.3 million compared to the first quarter of 2003 shipping and handling fees of $64.1 million. The increase in shipping and handling related fees for the first quarter of 2004 is due to the increased volume of products sold as compared to 2003.

     Product Sales for the first quarter of 2004 of $176.1 million increased $27.5 million, or 18% compared to $148.6 million for the same period in 2003. Salt Product Sales for the first quarter of 2004 of $158.0 million increased $19.6 million, or 14% compared to $138.4 million for the same period in 2003 due to increased sales volumes in our United Kingdom (“U.K.”) highway deicing product line ($4.9 million), increased sales volumes in our North American highway deicing product line ($2.0 million) and increased sales volumes in our general trade product line ($4.0 million). The increased sales volumes in our U.K. highway deicing product line of approximately 200,000 tons was primarily due to more normal winter weather in the March quarter of 2004 compared to an extremely mild March quarter in 2003. The increased sales volumes in our North American highway deicing product line of approximately 100,000 tons was primarily due to an increase in North American market share. The increased sales volumes in our general trade product line of approximately 53,000 tons was primarily due to above average winter weather on the East Coast, where our retail deicing products are sold.

     Salt Product Sales were also favorably impacted by approximately $8.8 million from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. Average prices, net of foreign exchange effects, were slightly lower, by approximately $0.9 million, due to customer mix.

     Specialty potash fertilizer Product Sales for the first quarter of 2004 of $18.1 million increased $7.9 million, or 77% compared to $10.2 million for the same period in 2003 reflecting increases in both domestic and international market share primarily due to the purchase of IMC Global, Inc.’s former SOP marketing business in December 2003.

Gross Profit

     Gross profit for the first quarter of 2004 of $72.0 million increased $18.9 million, or 36% compared to $53.1 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved volumes ($6.9 million) and changes in foreign exchange rates as described above ($2.5 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by $8.4 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the first quarter of 2004 of $14.4 million increased $2.8 million, or 24% compared to $11.6 million for the same period in 2003. The increase primarily reflects additional variable compensation and benefit costs of approximately $1.5 million due to improved quarterly financial results and higher costs related to changes in foreign exchange rates of approximately $0.7 million.

Interest Expense

     Interest expense for the first quarter of 2004 of $15.4 million increased $3.5 million compared to $11.9 million for the same period in 2003. This increase is primarily the result of interest from the senior subordinated discount notes issued in May 2003.

Other Expense / (Income)

     Other expense for the first quarter of 2004 of $0.5 million increased $0.8 million compared to other income of $0.3 million for the same period in 2003. As part of other expense, we recorded non-cash foreign exchange losses and (gains) of $0.4 million and $(0.3) million in the first quarter of 2004 and 2003, respectively.

Income Tax Expense

     Income tax expense for the first quarter of 2004 of $11.4 million increased $7.0 million compared to income tax expense of $4.4 million for the same period in 2003. This increase between periods is primarily due to the overall increase in pre-tax income and a larger portion of pre-tax income being generated outside of the United States. This decrease in the percentage of domestic pre-tax income compared to the same period in 2003 results in a lesser portion of our taxable income being offset by the utilization of previously reserved NOLs. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense, valuation allowance on interest expense on discount notes and changes in the utilization of previously reserved NOLs.

     At March 31, 2004, we had approximately $66.1 million of NOLs that expire between 2007 and 2022. Since we do not consider recovery of these NOLs to be more likely than not under our current operating structure, an offsetting valuation allowance has been recorded.

Dividends on Preferred Stock

     We repurchased and redeemed all of our redeemable preferred stock in December 2003. As a result, there are no dividends on redeemable preferred stock for the three months ended March 31, 2004.

Liquidity and Capital Resources

     Historically, we have used cash generated from operations to meet our working capital needs and to fund capital expenditures. Our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

     On November 28, 2001, Apollo Management V, L.P., through its subsidiary, YBR Holdings LLC, acquired control of CMI from IMC Global, Inc. pursuant to a recapitalization transaction (“Recapitalization”) with assets and liabilities of CMG retaining their historical value. We have incurred substantial indebtedness in connection with the Recapitalization and subsequent financings. As of March 31, 2004, we had $582.1 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of senior subordinated notes at CMG, $78.3 million of senior discount notes with a face value of $123.5 million, $110.7 million of senior subordinated discount notes with a face value of $179.6 million and $68.1 million of our term loan. Our senior credit facility provides for a revolving credit facility in an aggregate amount of up to $135.0 million. As of March 31, 2004, no indebtedness was outstanding under our revolving credit facility and $8.2 million of letters of credit were outstanding, leaving approximately $126.8 million available under our revolving credit facility. Future borrowings under our revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We maintained $71.3 million in cash on hand as of March 31, 2004.

     During the three months ended March 31, 2004, cash flows from operations were $101.7 million. We used a portion of those cash flows to pay down $14.0 million of our revolving credit facility that was outstanding as of December 31, 2003, to pay $5.7 million of dividends to the holders of our common stock and to make a $10.0 million voluntary principal payment on our term loan.

     Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the senior subordinated notes of CMG, senior credit facility, senior discount notes and senior subordinated discount notes. As of March 31, 2004, we are in compliance with all conditions and covenants related to the senior credit facility, senior subordinated notes, senior discount notes and senior subordinated discount notes.

     Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to make payments on our indebtedness and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior credit facilities and the indenture governing the senior subordinated notes of Compass Minerals Group significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries will be permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. The terms of our senior credit facilities also restrict our subsidiaries from paying dividends to us in order to fund cash interest on our senior discount notes and subordinated discount notes if we do not maintain an adjusted senior indebtedness leverage ratio of 5.00 or less (as of March 31, 2004) or if a default or event of default has occurred and is continuing under our senior credit facilities. As of March 31, 2004, our adjusted senior indebtedness leverage ratio was 2.95. We cannot assure you that we will maintain this ratio. This ratio is not necessarily comparable to other similarly titled ratios of other companies due to inconsistencies in the method of calculation and we encourage you to read our amended and restated credit agreement, as amended, contained in the exhibits to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004.

     We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due.

For the Three Months Ended March 31, 2004 and 2003

     Net cash flow generated by operating activities for the three months ended March 31, 2004 and 2003 was $101.7 million and $72.7 million, respectively. Of these amounts, $53.4 million and $35.8 million for 2004 and 2003, respectively, were generated by working capital reductions. The primary working capital reductions for 2004 and 2003 were decreases in receivables of $31.6 million and $12.3 million, respectively, and decreases in inventories of $39.6 million and $43.7 million, respectively. These reductions were partially offset by decreases in accounts payable and accrued expenses of $17.8 million and $20.2 million, respectively. These reductions are indicative of the seasonal nature of highway deicing product line sales.

     Net cash flow used by investing activities for the three months ended March 31, 2004 and 2003, were $3.8 million and $2.7 million, respectively. These cash flows consisted of capital expenditures primarily to maintain our facilities of $3.9 million and $2.7 million in 2004 and 2003, respectively.

     Net cash flow used by financing activities was $29.8 million for the three months ended March 31, 2004, primarily due to a $14.0 million pay down of our revolving credit facility, a $10.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility and $5.7 million of dividends paid. No gain or loss was recorded upon repayment of debt. Net cash flow used by financing activities was $30.6 million for the three months ended March 31, 2003, primarily due to the $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility.

Contractual Obligations and Commitments

     The Company’s contractual obligations and commitments at March 31, 2004 are as follows (in millions):

Payments Due by Period
		Less than	2-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term debt (a)	$696.2	$0.7	$1.4	$1.4	$692.7
Operating leases (b)	29.4	6.6	7.9	4.3	10.6
Unconditional purchase obligations (c)	63.8	8.9	17.9	17.9	19.1
Management agreement (d)	7.7	1.0	2.0	2.0	2.7

Total contractual cash obligations	$797.1	$17.2	$29.2	$25.6	$725.1

Amount of Commitment Expiration per Period
		Less than	2-3	4-5	After 5
Other Commitments	Total	1 Year	Years	Years	Years
Amount available under the revolving credit facility	$126.8	$—	$—	$126.8	$—
Outstanding letters of credit	8.2	8.2	—	—	—
Outstanding performance bonds (e)	15.3	15.3	—	—	—

Total other commitments	$150.3	$23.5	$—	$126.8	$—

(a)	Includes the aggregate principal amounts at maturity for the senior discount notes of $123.5 million and the senior subordinated discount notes of $179.6 million.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.

(c)	We have long-term contracts to purchase certain amounts of electricity and steam.

(d)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2004, for additional information.

(e)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K filed with the SEC on March 19, 2004, for additional information related to Sales Contracts.

     Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

     Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior credit facilities, will be adequate to meet our liquidity needs over the next twelve months.

     There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Effects of Currency Fluctuations and Inflation

     We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical combined and consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. The weakened U.S. dollar against the pound sterling and Canadian dollar has had a positive impact on our reported consolidated sales. However, significant changes in the value of the Canadian dollar, the euro or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior credit facilities.

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

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN 46”). FIN 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. FIN 46 applies to any business enterprise, public or private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. In December 2003, the FASB issued Interpretation No. 46(R) (“FIN 46(R)”) which supercedes FIN 46. FIN 46(R) is effective for all Special Purpose Entities (“SPEs”) created prior to February 1, 2003 at the end of the first interim or annual reporting period ending after December 15, 2003. FIN 46(R) is applicable to all non-SPEs created prior to February 1, 2003 by public entities at the end of the first interim or annual reporting period ending after March 15, 2004. The Company has determined that it has no SPEs. The Company reviewed the applicability of FIN 46(R) to entities other than SPEs and has determined that the adoption of FIN 46(R) did not have a material effect on its consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

     As of March 31, 2004, we had $68.1 million of debt outstanding under the term loan credit facility and nothing outstanding under our revolving credit facility. Both the term loan credit facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan credit facility borrowings at March 31, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2004 would have increased by approximately $0.2 million. Actual changes will vary from hypothetical changes.

Foreign Currency Risk

     We conduct our business primarily in the United Kingdom and North America and export some products to Europe, Southeast Asia and Latin America. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We will not engage in hedging for speculative investment reasons. Our historical results do not reflect any foreign exchange hedging activity. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

     A hypothetical 10% change in the exchange rates compared to the U.S. dollar would have an estimated $0.4 million impact on earnings for the three months ended March 31, 2004. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

     We have reviewed various options to mitigate the impact of fluctuating natural gas prices. During 2003 and 2004, we instituted a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. Pursuant to our policy, we enter into contractual gas price swaps related to the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas swap derivative contracts outstanding at March 31, 2004 that expire in one year or less and expire greater than one year total $7.0 million and $3.5 million, respectively.

     Excluding gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the three months ended March 31, 2004 would have had an estimated $0.2 million impact on earnings. Actual results will vary based on actual changes in market prices and rates.

Item 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of Compass Minerals International, Inc. pursuant to Exchange Act Rule 13a-14. In designing and evaluating the disclosure controls and procedures, we recognized that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in periodic SEC filings. The conclusions of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee. In connection with this evaluation, there were no breaches of such controls that would require disclosure to the Audit Committee or our independent auditors.

     There were no significant changes in our disclosure or financial controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the Recapitalization, IMC Global, Inc. has agreed to indemnify us against certain legal matters.

     We have become aware of an aboriginal land claim filed by The Chippewas of Nawash and The Chippewas of Saugeen (the "Chippewas") in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belong to the Chippewas. The land claimed includes land in which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. We have been informed by the Ministry of the Attorney General of Ontario that "Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways." We do not believe that this action will result in a material adverse financial effect on the Company.

Item 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5. OTHER INFORMATION

     Not Applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith

(b)	Reports on Form 8-K

Form 8-K filed January 8, 2004,“Other Events”

Form 8-K filed January 28, 2004,“Regulation FD Disclosure”

Form 8-K filed February 12, 2004,“Regulation FD Disclosure”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 10, 2004
/s/ Michael E. Ducey

Michael E. Ducey President and Chief Executive Officer

Date: May 10, 2004
/s/ Rodney L. Underdown

Rodney L. Underdown Chief Financial Officer and Vice President