Form 10-Q
period 2004-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2004-08-06
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-31921

Compass Minerals International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3972986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8300 College Blvd.
Overland Park, KS 66210
(913) 344-9200
(Address of principal executive offices and telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]   No: [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes: [   ]  No:  [X]

     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at August 2, 2004 was 30,765,002 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except share data)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$54.9	$2.6
Receivables, less allowance for doubtful accounts of $1.9 million in 2004 and $2.1 million in 2003	54.0	117.4
Inventories	82.7	96.7
Other	3.2	3.7

Total current assets	194.8	220.4
Property, plant and equipment, net	250.3	262.0
Intangible assets – mineral interests and other, net	171.3	172.7
Other	30.3	31.4

Total assets	$646.7	$686.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.6	$0.8
Accounts payable	43.9	72.6
Accrued expenses	11.7	14.4
Accrued interest	12.5	12.7
Accrued salaries and wages	13.2	13.5
Income taxes payable	2.1	—

Total current liabilities	84.0	114.0
Long-term debt, net of current portion	579.9	602.5
Deferred income taxes	78.8	77.7
Other noncurrent liabilities	36.4	36.4
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares— 200,000,000 at June 30, 2004 and December 31, 2003; issued shares—35,367,264 at June 30, 2004 and December 31, 2003	0.3	0.3
Additional paid in capital	1.6	14.6
Treasury stock at cost – 4,606,062 shares at June 30, 2004 and 5,191,237 shares at December 31, 2003	(8.7)	(9.7)
Accumulated deficit	(150.4)	(174.8)
Accumulated other comprehensive income	24.8	25.5

Total stockholders’ deficit	(132.4)	(144.1)

Total liabilities and stockholders’ deficit	$646.7	$686.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$96.9	$88.7	$347.4	$301.4
Cost of sales – shipping and handling	22.7	21.1	97.1	85.2
Cost of sales – products	54.1	48.9	158.2	144.4

Gross profit	20.1	18.7	92.1	71.8
Selling, general and administrative expenses	12.6	11.5	27.0	23.1
Other charges	0.4	—	0.4	—

Operating earnings	7.1	7.2	64.7	48.7
Other (income) expense:
Interest expense	15.1	13.1	30.5	25.0
Other, net	0.2	1.3	0.7	1.0

Income (loss) before income taxes	(8.2)	(7.2)	33.5	22.7
Income tax expense (benefit)	(2.3)	(0.6)	9.1	3.8

Net income (loss)	(5.9)	(6.6)	24.4	18.9
Dividends on preferred stock	—	0.6	—	1.2
Gain on redemption of preferred stock	—	(8.2)	—	(8.2)

Net income (loss) available for common stock	$(5.9)	$1.0	$24.4	$25.9

Net income (loss) per share, basic	$(0.19)	$0.03	$0.80	$0.74
Net income (loss) per share, diluted	(0.19)	0.03	0.76	0.72
Cash dividends per share, common	0.25	2.85	0.44	2.85
Basic weighted-average shares outstanding	30,516,370	34,663,944	30,379,016	34,884,018
Diluted weighted-average shares outstanding	30,516,370	35,987,434	32,200,707	36,081,867

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
For the six months ended June 30, 2004
(in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2003	$0.3	$14.6	$(9.7)	$(174.8)	$25.5	$(144.1)
Dividends on common stock		(13.3)				(13.3)
Stock options exercised		(0.2)	1.0			0.8
Stock based compensation		0.5				0.5
Comprehensive income:
Net income				24.4		24.4
Unrealized gain on cash flow hedges, net of tax					0.6	0.6
Cumulative translation adjustment					(1.3)	(1.3)

Comprehensive income						23.7

Balance, June 30, 2004	$0.3	$1.6	$(8.7)	$(150.4)	$24.8	$(132.4)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Six months ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$24.4	$18.9
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	20.3	19.4
Finance fee amortization	1.2	0.8
Gain on early extinguishment of long-term debt	—	(1.9)
Accreted interest on discount notes	11.6	5.5
Deferred income taxes	1.4	3.7
Loss on disposal of property, plant & equipment	0.1	—
Other	0.5	—
Changes in operating assets and liabilities:
Receivables	62.4	50.7
Inventories	13.6	21.0
Other assets	0.8	(2.1)
Accounts payable and accrued expenses	(27.6)	(32.9)
Other noncurrent liabilities	(0.3)	(0.2)

Net cash provided by operating activities	108.4	82.9

Cash flows from investing activities:
Capital expenditures	(8.6)	(5.4)
Acquisition of intangible assets	—	(21.0)
Other	0.2	—

Net cash used in investing activities	(8.4)	(26.4)

Cash flows from financing activities:
Issuance of long-term debt	—	100.0
Principal payments on long-term debt	(20.4)	(30.7)
Revolver activity	(14.0)	—
Payments of notes due to related parties	—	(1.5)
Dividends paid	(13.3)	(103.7)
Repurchase of Preferred Stock	—	(6.6)
Payments to acquire treasury stock	—	(9.8)
Proceeds from the exercise of stock options	0.8	0.1
Deferred financing costs	(0.1)	(3.9)

Net cash used in financing activities	(47.0)	(56.1)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.4

Net increase in cash and cash equivalents	52.3	1.8

Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$54.9	$13.7

Supplemental cash flow information:
Interest paid	$18.0	$18.3
Income taxes paid, net of refunds	4.2	4.8

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     In April 2004, the FASB issued FASB staff position (“FSP”) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” This FSP amends SFAS Nos. 141 and 142, and requires mineral rights to be accounted for as tangible assets based on the consensus reached in EITF 04-2. The Company will adopt the guidance in the FSP on July 1, 2004, and this will result in the balance sheet reclassification of approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment. Prior period amounts will be similarly reclassified. This FSP will have no impact on the Company’s consolidated statements of operations or cash flows.

3. Inventories:

     Inventories consist of the following at (in millions):

	June 30,	December 31,
	2004	2003
Finished goods	$71.6	$84.1
Raw materials and supplies	11.1	12.6

	$82.7	$96.7

4. Property, Plant and Equipment:

     Property, plant and equipment consists of the following at (in millions):

	June 30,	December 31,
	2004	2003
Land and buildings	$137.3	$135.9
Machinery and equipment	403.2	408.3
Furniture and fixtures	9.5	9.6
Mineral properties and rights	20.5	20.3
Construction in progress	13.1	6.5

	583.6	580.6
Less accumulated depreciation	333.3	318.6

	$250.3	$262.0

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

     The aggregate amortization of mineral interests and other intangible assets for the three months ended June 30, 2004 and 2003 was $0.7 million and $0.4 million, respectively, and six months ended June 30, 2004 and 2003 was $1.4 million and $0.7, respectively. The estimated amortization expense from fiscal 2004 to fiscal 2008 is approximately $2.9 million annually.

     Mineral interests and other intangible assets consist of the following (in millions):

	June 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
Probable mineral reserves	$158.6	11.4	147.2	$158.6	$10.6	$148.0
SOP long-term customer contract	0.5	—	0.5	0.5	—	0.5
Other SOP intangible asset	24.3	0.7	23.6	24.3	0.1	24.2

	$183.4	12.1	171.3	$183.4	$10.7	$172.7

6. Income Taxes:

     Income tax benefit for the three months ended June 30, 2004 and 2003 was $2.3 million and $0.6 million, respectively. Income tax expense for the six months ended June 30, 2004 and 2003 was $9.1 million and $3.8 million, respectively. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense, valuation allowance on interest expense on discount notes and changes in the utilization of previously reserved deferred tax assets.

     At June 30, 2004, we had approximately $71.0 million of NOLs that expire between 2007 and 2022. The deferred tax assets associated with these NOLs were approximately $26.1 million at June 30, 2004. Since we do not consider recovery of these deferred tax assets to be more likely than not under our current operating structure, an offsetting valuation allowance has been recorded.

7. Long-term Debt:

     Third-party long-term debt consists of the following at (in millions):

	June 30,	December 31,
	2004	2003
Senior Subordinated Notes	$325.0	$325.0
Senior Discount Notes	80.7	75.7
Subordinated Discount Notes	114.0	107.4
Term Loan	58.0	78.3
Revolving Credit Facility	—	14.0

	577.7	600.4
Premium on Senior Subordinated Notes, net	2.8	2.9
Less: current portion	(0.6)	(0.8)

	$579.9	$602.5

8. Pension Plans:

     The components of net periodic benefit cost for the three-month and six-month periods ended June 30, are as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost for benefits earned during the year	$0.3	$0.4	$0.6	$0.7
Interest cost on projected benefit obligation	0.8	0.7	1.6	1.4
Return on plan assets	(0.7)	(0.6)	(1.4)	(1.1)
Net amortization and deferral	0.1	0.3	0.3	0.6

Net pension expense	$0.5	$0.8	$1.1	$1.6

     The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. For the six months ending June 30, 2004, $0.8 million of contributions have been made. The Company presently anticipates contributing an additional $0.8 million to fund its defined benefit pension plans for the remainder of 2004 for a total of $1.6 million.

9. Commitments and Contingencies:

     The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.

     The Company has become aware of an aboriginal land claim filed by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land in which the Company’s Goderich mine operates and has mining rights granted to it by the government of Ontario. The Company is not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. The Company has been informed by the Ministry of the Attorney General of Ontario that “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.”

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

10. Operating Segments:

     Segment information is as follows (in millions):

Three months ended June 30, 2004	Salt	Potash	Other (a)	Total
Sales to external customers	$74.3	$22.6	$—	$96.9
Intersegment sales	—	2.5	(2.5)	—
Cost of sales – shipping and handling costs	19.2	3.5	—	22.7
Operating earnings (loss)	6.3	6.2	(5.4)	7.1
Depreciation, depletion and amortization	7.8	2.0	—	9.8
Total assets	492.8	133.0	20.9	646.7

Three months ended June 30, 2003	Salt	Potash	Other (a)	Total
Sales to external customers	$74.4	$14.3	$—	$88.7
Intersegment sales	—	2.1	(2.1)	—
Cost of sales – shipping and handling costs	18.9	2.2	—	21.1
Operating earnings (loss)	8.8	2.5	(4.1)	7.2
Depreciation, depletion and amortization	7.7	1.9	—	9.6
Total assets	445.0	139.1	21.2	605.3

Six months ended June 30, 2004	Salt	Potash	Other (a)	Total
Sales to external customers	$303.0	$44.4	$—	$347.4
Intersegment sales	—	4.8	(4.8)	—
Cost of sales – shipping and handling costs	89.9	7.2	—	97.1
Operating earnings (loss)	66.5	9.2	(11.0)	64.7
Depreciation, depletion and amortization	16.3	4.0	—	20.3

Six months ended June 30, 2003	Salt	Potash	Other (a)	Total
Sales to external customers	$274.8	$26.6	$—	$301.4
Intersegment sales	—	3.9	(3.9)	—
Cost of sales – shipping and handling costs	80.9	4.3	—	85.2
Operating earnings (loss)	54.2	2.8	(8.3)	48.7
Depreciation, depletion and amortization	15.5	3.9	—	19.4

(a)	“Other” includes corporate entities and eliminations.

11. Stockholders’ Equity and Stock Options:

     On February 9, 2004, the board declared a quarterly cash dividend of $0.1875 per share, or approximately $5.7 million, on its outstanding common stock. The dividend was paid on March 15, 2004 to stockholders of record as of the close of business on March 1, 2004.

     On April 29, 2004, the board declared a quarterly cash dividend of $0.25 per share, or approximately $7.6 million, on its outstanding common stock. The dividend was paid on June 15, 2004 to stockholders of record as of the close of business on June 1, 2004.

     During the six months ended June 30, 2004, the Company reissued 585,175 shares of treasury stock, all of which were issued upon the exercise of stock options.

12. Earnings per Share:

     The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except for share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$(5.9)	$(6.6)	$24.4	$18.9
Dividends on redeemable preferred stock	—	0.6	—	1.2
Gain on redemption of preferred stock	—	(8.2)	—	(8.2)

Net income (loss) available for common stock	$(5.9)	$1.0	$24.4	$25.9

Denominator:
Average common shares outstanding	30,516,370	34,663,944	30,379,016	34,884,018

Shares for basic earnings per share	30,516,370	34,663,944	30,379,016	34,884,018
Stock options	—	1,323,490	1,821,691	1,197,849
Shares for diluted earnings per share	30,516,370	35,987,434	32,200,707	36,081,867
Net income (loss) per share, basic	$(0.19)	$0.03	$0.80	$0.74
Net income (loss) per share, diluted	$(0.19)	$0.03	$0.76	$0.72

     Options to purchase 1,669,156 shares of our common stock were outstanding at June 30, 2004, but were not included in the computation of diluted earnings (loss) per share because the options were anti-dilutive for the quarter ended June 30, 2004.

13. Other Comprehensive Income (loss):

     The Company’s comprehensive income (loss) is comprised of net income (loss), the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three-month and six-month periods ended June 30, are (in millions):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income (loss)	$(5.9)	$(6.6)	$24.4	$18.9
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	0.4	0.6	(0.2)
Cumulative translation adjustment	(2.8)	8.7	(1.3)	10.9

Comprehensive income (loss)	$(8.4)	$2.5	$23.7	$29.6

     The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the six-month period ended June 30, 2004 (in millions):

				Accumulated
	Minimum	Unrealized gain	Foreign	Other
	Pension	on cash flow	currency	Comprehensive
	Liability	hedges	Adjustments	Income
Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	—	0.6	(1.3)	(0.7)

Balance at June 30, 2004	$(7.0)	$1.4	$30.4	$24.8

	Before tax	Tax	Net-of-tax
For the six-months ended June 30, 2004:	Amount	expense	Amount
Unrealized gains on cash flow hedges	$0.8	$(0.2)	$0.6
Foreign currency translation adjustment	(1.3)	—	(1.3)

Other comprehensive income (loss)	$(0.5)	$(0.2)	$(0.7)

14. Subsequent Event:

     In July 2004, the Company completed a secondary offering of 8,327,244 shares of common stock which were sold by Apollo Management V, L.P. and related subsidiaries (“Apollo”), IMC Global, Inc. (“IMC Global”) and members of management. The Company did not receive any of the proceeds from the sale. The sale reduced the ownership, on a fully-diluted basis, of Apollo, IMC Global and management to approximately 12%, 1% and 11%, respectively. The Company incurred $0.4 million of related costs in June 2004 that were recorded as other charges in the consolidated statement of operations. The Company expects to record approximately $0.3 million additional costs in the third quarter of 2004.

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

Critical Accounting Estimates

     Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2004.

Results of Operations

     The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(dollars in millions, except per ton data)
Sales	$96.9	$88.7	$347.4	$301.4
Cost of sales – shipping and handling	22.7	21.1	97.1	85.2
Cost of sales – products	54.1	48.9	158.2	144.4

Gross profit	20.1	18.7	92.1	71.8
Selling, general and administrative expenses	12.6	11.5	27.0	23.1
Other charges	0.4	—	0.4	—

Operating income	7.1	7.2	64.7	48.7
Interest expense	15.1	13.1	30.5	25.0
Other expense / (income)	0.2	1.3	0.7	1.0

Income (loss) before income taxes	(8.2)	(7.2)	33.5	22.7
Income tax expense (benefit)	(2.3)	(0.6)	9.1	3.8

Net income (loss)	(5.9)	(6.6)	24.4	18.9
Dividends on preferred stock	—	0.6	—	1.2
Gain on redemption of preferred stock	—	(8.2)	—	(8.2)

Net income (loss) available for common stock	$(5.9)	$1.0	$24.4	$25.9

Sales by Segment:
Salt	$74.3	$74.4	$303.0	$274.8
Specialty potash fertilizers	22.6	14.3	44.4	26.6

Total	$96.9	$88.7	$347.4	$301.4

Sales Volumes (in thousands of tons):
Highway deicing	846	909	5,525	5,287
General trade	630	632	1,415	1,364
Specialty potash	99	66	200	124
Average Sales Price (per ton):
Highway deicing	$21.92	$23.74	$30.88	$29.47
General trade	88.50	83.61	93.58	87.18
Specialty potash	228.41	215.95	219.64	216.20

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Sales

     Sales for the second quarter of 2004 of $96.9 million increased $8.2 million, or 9% compared to $88.7 million for the second quarter of 2003. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and sulfate of potash (“SOP”) product to the customer. Such shipping and handling fees were $22.7 million during the second quarter of 2004, an increase of $1.6 million compared to the second quarter of 2003 shipping and handling fees of $21.1 million. The increase in shipping and handling related fees for the second quarter of 2004 is due to increased sales and the change in the mix of products sold as compared to 2003.

     Product Sales for the second quarter of 2004 of $74.2 million increased $6.6 million, or 10% compared to $67.6 million for the same period in 2003. Salt Product Sales for the second quarter of 2004 of $55.1 million remained consistent as compared to $55.5 million for the same period in 2003.

Decreased sales volumes in our North American highway deicing product line ($3.0 million) were slightly offset by increased sales volumes in our United Kingdom (“U.K.”) highway deicing product line ($0.5 million). The decreased sales volumes in our North American highway deicing product line of approximately 83,000 tons for the second quarter was primarily due to unusual late winter season snowfall experienced in the prior year period. Sales volumes in our general trade product line for the second quarter of 2004 remained consistent as compared to the same period in 2003.

     Salt Product Sales were also favorably impacted by approximately $2.5 million from the effect of a stronger Canadian dollar and British pound against the U.S. dollar. Average prices, net of foreign exchange effects, were higher by approximately $0.7 million.

     Specialty potash fertilizer Product Sales for the second quarter of 2004 of $19.1 million increased $7.0 million, or 58% compared to $12.1 million for the same period in 2003 primarily due to increased sales volumes of approximately 33,000 tons ($6.1 million), reflecting increases in both domestic and international market share primarily due to the purchase and successful integration of IMC Global, Inc.’s (“IMC”) former SOP marketing business. Average prices were also higher by approximately $1.1 million.

Gross Profit

     Gross profit for the second quarter of 2004 of $20.1 million increased $1.4 million, or 7% compared to $18.7 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved specialty potash fertilizer sales volumes ($2.6 million) combined with improved pricing ($1.8 million) partially offset by decreased salt sales volumes ($2.7 million).

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the second quarter of 2004 of $12.6 million increased $1.1 million, or 10% compared to $11.5 million for the same period in 2003. The increase primarily reflects additional variable compensation and benefit costs of approximately $0.4 million due to improved financial results and the impact of changes in foreign exchange rates of approximately $0.4 million.

Other charges

     Other charges are costs that are non-recurring in nature and include legal and accounting charges incurred for the secondary offering completed in July 2004.

Interest Expense

     Interest expense for the second quarter of 2004 of $15.1 million increased $2.0 million compared to $13.1 million for the same period in 2003. This increase is primarily the result of interest from the senior subordinated discount notes issued in May 2003.

Other Expense / (Income)

     Other expense for the second quarter of 2004 of $0.2 million decreased $1.1 million compared to $1.3 million for the same period in 2003. In the second quarter of 2003, we recorded $1.1 million of costs related to amending the Senior Credit Facility and $1.9 million gain related to the early extinguishment of debt. Additionally, we recorded foreign exchange losses of $0.3 million and $2.2 million in the second quarter of 2004 and 2003, respectively.

Income Tax Expense(Benefit)

     Income tax benefit for the second quarter of 2004 of $2.3 million increased $1.7 million compared to income tax benefit of $0.6 million for the same period in 2003. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense, valuation allowance on interest expense on discount notes and changes in the utilization of previously reserved deferred tax assets.

Dividends on Preferred Stock

     We repurchased and redeemed all of our redeemable preferred stock in December 2003. As a result, there were no dividends on redeemable preferred stock for the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Sales

     Sales for the six months ended June 30, 2004 of $347.4 million increased $46.0 million, or 15% compared to $301.4 million for the six months ended June 30, 2003. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and sulfate of potash (“SOP”) product to the customer. Such shipping and handling fees were $97.1 million during the six months ended June 30, 2004, an increase of $11.9 million compared to the six months ended June 30, 2003 shipping and handling fees of $85.2 million. The increase in shipping and handling related fees for the six months ended June 30, 2004 is due to the increased volume of products sold as compared to 2003.

     Product Sales for the six months ended June 30, 2004 of $250.3 million increased $34.1 million, or 16% compared to $216.2 million for the same period in 2003. Salt Product Sales for the six months ended June 30, 2004 of $213.1 million increased $19.2 million, or 10% compared to $193.9 million for the same period in 2003 primarily due to increased sales volumes in our highway deicing product lines ($4.0 million) and increased sales volumes in our general trade product line ($4.5 million). The increased sales volumes in our highway deicing product line came mainly from the U.K. (approximately 220,000 tons) and was primarily due to more normal winter weather in the U.K. in the March quarter of 2004 compared to an extremely mild March quarter in 2003. The increased sales volumes in our North American general trade product line of approximately 56,000 tons was primarily due to above average winter weather on the East Coast, where our retail deicing products are sold.

     Salt Product Sales were also favorably impacted by approximately $11.3 million from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. Average prices, net of foreign exchange effects, remained relatively consistent.

     Specialty potash fertilizer Product Sales for the six months ended June 30, 2004 of $37.2 million increased $14.9 million, or 67% compared to $22.3 million for the same period in 2003 primarily due to increased sales volumes of approximately 76,000 tons ($13.5 million), reflecting increases in both domestic and international market share primarily due to the purchase and successful integration of IMC Global, Inc.’s former SOP marketing business. Average prices were also higher by approximately $1.5 million.

Gross Profit

     Gross profit for the six months ended June 30, 2004 of $92.1 million increased $20.3 million, or 28% compared to $71.8 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved prices and volumes ($1.2 million and $6.8 million, respectively) and changes in foreign exchange rates as described above ($4.8 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by $7.3 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the six months ended June 30, 2004 of $27.0 million increased $3.9 million, or 17% compared to $23.1 million for the same period in 2003. The increase primarily reflects increased costs associated with being a new public company, additional variable compensation and benefit costs of approximately $1.7 million due to improved financial results, and the impact of changes in foreign exchange rates of approximately $1.2 million.

Other charges

     Other charges are costs that are non-recurring in nature and include legal and accounting charges incurred for the secondary offering completed in July 2004.

Interest Expense

     Interest expense for the six months ended June 30, 2004 of $30.5 million increased $5.5 million compared to $25.0 million for the same period in 2003. This increase is primarily the result of interest from the senior subordinated discount notes issued in May 2003.

Other Expense / (Income)

     Other expense for the six months ended June 30, 2004 of $0.7 million decreased $0.3 million compared to other expense of $1.0 million for the same period in 2003. In the second quarter of 2003, we recorded $1.1 million of costs related to amending the Senior Credit Facility and $1.9 million gain related to the early extinguishment of debt. Additionally, as part of other expense, we recorded foreign exchange losses of $0.7 million and $1.9 million in the six months ended June 30, 2004 and 2003, respectively.

Income Tax Expense

     Income tax expense for the six months ended June 30, 2004 of $9.1 million increased $5.3 million compared to income tax expense of $3.8 million for the same period in 2003. This increase between periods is primarily due to the overall increase in pre-tax income and a larger portion of pre-tax income being generated outside of the United States. This decrease in the percentage of domestic pre-tax income compared to the same period in 2003 results in a lesser portion of our taxable income being offset by the utilization of previously reserved NOLs. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense, valuation allowance on interest expense on discount notes and changes in the utilization of previously reserved deferred tax assets.

Dividends on Preferred Stock

     We repurchased and redeemed all of our redeemable preferred stock in December 2003. As a result, there are no dividends on redeemable preferred stock for the six months ended June 30, 2004.

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

     On November 28, 2001, Apollo Management V, L.P., through its subsidiary, YBR Holdings LLC, acquired control of CMI from IMC Global, Inc. pursuant to a recapitalization transaction (“Recapitalization”) with assets and liabilities of CMG retaining their historical value. We have incurred substantial indebtedness in connection with the Recapitalization and subsequent financings. As of June 30, 2004, we had $577.7 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of senior subordinated notes at CMG, $80.7 million of senior discount notes with a face value of $123.5 million, $114.0 million of senior subordinated discount notes with a face value of $179.6 million and $58.0 million of our term loan. Our senior credit facility provides for a revolving credit facility in an aggregate amount of up to $135.0 million. As of June 30, 2004, no indebtedness was outstanding under our revolving credit facility and $8.2 million of letters of credit were outstanding, leaving approximately $126.8 million available under our revolving credit facility. Future borrowings under our revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We maintained $54.9 million in cash on hand as of June 30, 2004.

     During the six months ended June 30, 2004, cash flows from operations were $108.4 million. We used a portion of those cash flows to pay down $14.0 million of our revolving credit facility that was outstanding as of December 31, 2003, to pay $13.3 million of dividends to the holders of our common stock and to make $20.0 million in voluntary principal payments on our term loan.

     Our significant debt service obligations following the Recapitalization could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the senior subordinated notes of CMG, senior credit facility, senior discount notes and senior subordinated discount notes. As of June 30, 2004, we are in compliance with all conditions and covenants related to the senior credit facility, senior subordinated notes, senior discount notes and senior subordinated discount notes.

     Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to make payments on our indebtedness and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior credit facilities and the indenture governing the senior subordinated notes of Compass Minerals Group significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries will be permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. The terms of our senior credit facilities also restrict our subsidiaries from paying dividends to us in order to fund cash interest on our senior discount notes and subordinated discount notes if we do not maintain an adjusted senior indebtedness leverage ratio of 5.00 or less (as of June 30, 2004) or if a default or event of default has occurred and is continuing under our senior credit facilities. As of June 30, 2004, our adjusted senior indebtedness leverage ratio was 2.06. We cannot assure you that we will maintain this ratio. This ratio is not necessarily comparable to other similarly titled ratios of other companies due to inconsistencies in the method of calculation and we encourage you to read our amended and restated credit agreement, as amended, contained in the exhibits to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2004.

     We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due.

For the Six months ended June 30, 2004 and 2003

     Net cash flow generated by operating activities for the six months ended June 30, 2004 and 2003 was $108.4 million and $82.9 million, respectively. Of these amounts, $48.4 million and $38.8 million for 2004 and 2003, respectively, were generated by working capital reductions. The primary working capital reductions for 2004 and 2003 were decreases in receivables of $62.4 million and $50.7 million, respectively, and decreases in inventories of $13.6 million and $21.0 million, respectively. These reductions were partially offset by decreases in accounts payable and accrued expenses of $27.6 million and $32.9 million, respectively. These reductions are indicative of the seasonal nature of highway deicing product line sales.

     Net cash flow used by investing activities for the six months ended June 30, 2004 and 2003, was $8.4 million and $26.4 million, respectively. These cash flows consisted of capital expenditures primarily to maintain our facilities of $8.6 million and $5.4 million in 2004 and 2003, respectively, and $21.0 million in 2003 related to our purchase of certain intangible assets related to IMC’s SOP business.

     Net cash flow used by financing activities was $47.0 million for the six months ended June 30, 2004, primarily due to a $14.0 million pay down of our revolving credit facility, $20.0 million in voluntary principal repayments that reduced the amount of long-term debt outstanding under our term loan credit facility and $13.3 million of dividends paid. No gain or loss was recorded upon repayment of debt. Net cash flow used by financing activities was $56.1 million for the six months ended June 30, 2003, primarily due to $9.8 million repurchase of common stock (treasury stock), $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility, $6.6 million related to the redemption of preferred stock and $3.9 million of deferred financing costs. Additionally, in May 2003, we issued our senior subordinated discount notes and used the proceeds of approximately $100.0 million to pay a dividend on common stock.

Contractual Obligations and Commitments

     The Company’s contractual obligations and commitments at June 30, 2004 are as follows (in millions):

Payments Due by Period
		Less than	2–3	4–5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term debt (a)	$686.0	$0.6	$1.2	$28.5	$655.7
Operating leases (b)	26.0	6.1	7.8	4.0	8.1
Unconditional purchase obligations (c)	60.6	8.8	17.6	17.6	16.6
Management agreement (d)	7.5	1.0	2.0	2.0	2.5

Total contractual cash obligations	$780.1	$16.5	$28.6	$52.1	$682.9

Amount of Commitment Expiration per Period
		Less than	2–3		4–5	After 5
Other Commitments	Total	1 Year	Years		Years	Years
Amount available under the revolving credit facility	$126.8	$–	$	–	$126.8	$	–
Outstanding letters of credit	8.2	8.2		–	–		–
Outstanding performance bonds (e)	12.3	12.3		–	–		–

Total other commitments	$147.3	$20.5	$	–	$126.8	$	–

(a)	Includes the aggregate principal amounts at maturity for the senior discount notes of $123.5 million and the senior subordinated discount notes of $179.6 million.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.

(c)	We have long-term contracts to purchase certain amounts of electricity and steam.

(d)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2004, for additional information.

(e)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K filed with the SEC on March 19, 2004, for additional information related to Sales Contracts.

     Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, weather, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

     In April 2004, the FASB issued FASB staff position (“FSP”) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” This FSP amends SFAS Nos. 141 and 142, and requires mineral rights to be accounted for as tangible assets based on the consensus reached in EITF 04-2. We will adopt the guidance in the FSP on July 1, 2004, and this will result in the balance sheet reclassification of approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment. Prior period amounts will be similarly reclassified. This FSP will have no impact on our consolidated statements of operations or cash flows.

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

Interest Rate Risk

     As of June 30, 2004, we had $58.0 million of debt outstanding under the term loan credit facility and nothing outstanding under our revolving credit facility. Both the term loan credit facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan credit facility borrowings at June 30, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the six months ended June 30, 2004 would have increased by approximately $0.3 million. Actual changes will vary from hypothetical changes.

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

     A hypothetical 10% change in the exchange rates compared to the U.S. dollar would have an estimated $0.1 million impact on earnings for the six months ended June 30, 2004. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

     We have reviewed various options to mitigate the impact of fluctuating natural gas prices. During 2003 and 2004, we instituted a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. Pursuant to our policy, we enter into contractual gas price swaps related to the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas swap derivative contracts outstanding at June 30, 2004 that expire in one year or less and expire greater than one year total $10.3 million and $5.6 million, respectively.

     Excluding gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the six months ended June 30, 2004 would have had an estimated $0.3 million impact on earnings. Actual results will vary based on actual changes in market prices and rates.

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

     On July 1, 2004, we began using a new financial system that included accounts payable and accounts receivable functions. Additionally, throughout the second quarter of 2004, and subsequently, we made changes to controls as we deemed necessary resulting from ongoing evaluations of our disclosure and financial controls and procedures. There were no other significant changes in our disclosure or financial controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

     We have become aware of an aboriginal land claim filed by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land in which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. We have been informed by the Ministry of the Attorney General of Ontario that “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.” We do not believe that this action will result in a material adverse financial effect on the Company.

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

Form 8-K filed April 8, 2004, “Regulation FD Disclosure”

Form 8-K filed May 4, 2004, “Regulation FD Disclosure”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 6, 2004

/s/ Michael E. Ducey

Michael E. Ducey
President and Chief Executive Officer

Date: August 6, 2004

/s/ Rodney L. Underdown
Rodney L. Underdown
Chief Financial Officer and Vice President