Form 10-K/A
period 2003-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2004-11-12
CIK 1227654

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

FORM 10-K/A

(AMENDMENT NO. 1)

Securities and Exchange Commission

Washington, D.C. 20549

(MARK ONE)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES ACT OF 1934
For the transition period from                    to
Commission File Number 1-31921

COMPASS MINERALS INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	36-3972986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8300 College Boulevard Overland Park, Kansas (Address of principal executive offices)	66210 (Zip Code)

Registrant’s telephone number, including area code:

(913) 344-9200

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☑

The registrant did not have any public equity until December 2003. All of the registrant’s voting stock was held by affiliates of the registrant at June 30, 2003.

The number of shares outstanding of the registrant’s $0.01 par value common stock at November 8, 2004 was 30,870,936 shares.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

INTRODUCTORY NOTE

Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the year ended December 31, 2003.

     Compass Minerals International, Inc. (the “Company”), hereby amends its Annual Report on Form 10-K filed on March 19, 2004 for the years ended December 31, 2003, 2002 and 2001 to restate the combined and consolidated financial statements for each of those three years in order to correct an error in the calculation of the deferred income tax accounts and the related valuation allowance dating back to the year ended December 31, 1998. The effect of the timing of future reversals of existing taxable temporary differences (deferred tax liabilities) was not previously considered as a possible source of future taxable income (see the disclosure under the heading “Restatement” in Note 1 to the combined and consolidated financial statements). This amendment reflects only the changes discussed above and has no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets. All other information is unchanged and reflects the disclosures made at the time of the original filing on March 19, 2004.

     This Amendment No. 1 on Form 10-K/A amends Parts II and IV of its Annual Report on Form 10-K filed on March 19, 2004 to include the following amendments: Part II, Item 6 “Selected Financial Data”; Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 8 “Financial Statements and Supplementary Data”; Part II, Item 9A “Controls and Procedures”; and Part IV, Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K”.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A (the “report”) contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. These risks and other factors include, among other things, those listed under Item 1, “Business – Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1, “Business — Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.
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

COMPANY OVERVIEW

We are the largest producer of rock, or highway deicing, salt in North America and the United Kingdom, and operate the largest highway deicing salt mines in these regions. We are also the third-largest producer of general trade salt in North America and the second-largest in the United Kingdom, serving major retailers, agricultural cooperatives and food producers. In addition, we are the largest producer of sulfate of potash, or “SOP,” in North America, which is used in the production of specialty fertilizers. Salt is one of the most widely used minerals in the world and has a wide variety of end-use applications, including highway deicing, food-grade applications, water conditioning and various industrial uses. Our business also includes the following key characteristics:

•	We believe that our cash flows are not materially impacted by economic cycles due to the stable end-use markets of salt and the absence of cost-effective alternatives.

•	We operate 11 facilities in North America and the United Kingdom, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire.

•	We believe that we are among the lowest cost rock salt producers in our markets. Our cost advantage is due to the size and quality of our reserves, effective mining techniques and efficient production processes. In addition, our salt mines in North America are located near either rail or water transport systems, thereby minimizing

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

shipping and handling costs, which constitute a significant portion of the overall delivered cost of salt.

     For the year ended December 31, 2003, we sold approximately 12.8 million tons of salt and other minerals, generating sales of $600.6 million and net income of $32.3 million.
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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

Solar Evaporation. The solar evaporation method is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural- evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is primarily used in our general trade salt product lines. Based on annual production capacities, our solar evaporation represents approximately 10% of our salt production.

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

     The table below shows the capacity and type of salt produced at each of our owned or leased production locations:

	Annual
	Production
	Capacity
Location	(tons)	Product Type

North America
Goderich, Ontario Mine	6,500,000	Rock
Cote Blanche, Louisiana Mine	2,800,000	Rock
Ogden, Utah Plant	1,500,000	Solar
Lyons, Kansas Plant	425,000	Evaporated
Unity, Saskatchewan Plant	175,000	Evaporated
Goderich, Ontario Plant	170,000	Evaporated
Amherst, Nova Scotia Plant	115,000	Evaporated
United Kingdom
Winsford, Cheshire Mine	2,000,000	Rock
Weston Point, Cheshire Plant	850,000	Evaporated

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
     Our underground mines in Canada (Goderich, Ontario), the United States (Cote Blanche, Louisiana) and the United Kingdom (Winsford, Cheshire) make up approximately three-fourths of our salt producing capacity. Each of these mines are operated with modern mining equipment and utilize subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive conveyor systems. We believe that the proper-

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

ties and their operating equipment are maintained in good working condition.

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

March when the need for highway deicing is at its peak. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of North American deicing sales are made in Canada and the Midwestern United States where winter weather is generally harsher than in other parts of North America. In keeping with industry practice, we, together with our customers, stockpile sufficient quantities of salt to meet estimated requirements for the next winter season. See Item 1, “Business — Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”

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
     The table below shows our shipments of highway deicing and chemical salt products to the following regions (thousands of tons):

	Year Ended December 31,

			2002		2001
	2003

	Tons	%	Tons	%	Tons	%

U.S.	6,267	65	5,104	64	5,656	60
Canada	2,560	26	2,162	27	2,301	25
Europe and Others	836	9	699	9	1,445	15

Total	9,663	100	7,965	100	9,402	100

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
     The table below shows our shipments of general trade salt products to the following regions (thousands of tons):

	Year Ended December 31,

			2002		2001
	2003

	Tons	%	Tons	%	Tons	%

U.S.	1,758	60	1,629	59	1,725	61
Canada	565	19	506	18	513	18
Europe and Others	604	21	651	23	584	21

Total	2,927	100	2,786	100	2,822	100

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

     The table below shows our shipments of SOP to the following regions (thousands of tons):

	Year Ended December 31,

	2003		2002		2001

	Tons	%	Tons	%	Tons	%

U.S.	182	73	151	62	148	79
Export(a)	69	27	91	38	40	21

Total	251	100	242	100	188	100

(a)	Export sales include product sold to foreign customers at U.S. ports.

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
     With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See Item 1, “Business — Risk Factors — Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.”

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

The table below sets forth our principal properties:

		Land and Related
		Surface Rights		Mineral Reserves

		Owned/	Expiration	Owned/	Expiration of
Location	Use	Leased	of Lease	Leased	Lease

Ogden, Utah	SOP and solar salt production facility	Owned	N/A	Leased		(1)
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Weston Point, Cheshire, U.K.	Evaporated salt production facility	Owned	N/A	N/A (2)	N/A
Winsford, Cheshire, U.K.	Rock salt production facility	Owned	N/A	Owned	N/A
Goderich, Ontario,	Rock salt production facility	Owned	N/A	Leased	2022	(3)
Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2009/2016	(4)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased		(5)
Overland Park, Kansas	Corporate headquarters	Leased	2008	N/A	N/A

(1)	The Ogden lease automatically renews on an annual basis.
(2)	Weston Point purchases brine for production purposes from a third party pursuant to a supply agreement that will expire in 2017.
(3)	Subject to the right of renewal through 2043.
(4)	Consists of two leases expiring in 2009 and 2016 subject to the right of renewal through 2030 and 2037, respectively.
(5)	Consists of two leases that are currently in the process of being renewed that will expire in 20 years with rights of renewal at 20–year increments.

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

     The following map shows the locations of our principal salt and SOP production facilities:

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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
     Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any final guidance or regulation would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” The report further stated that mitigation measures “must be based on optimization of winter road mainte-

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

nance practices so as not to jeopardize road safety, while minimizing the potential for harm to the environment.” Environment Canada recently confirmed the high importance of road safety in its proposed regulation of road salt. In its September 22, 2003 press release in connection with the proposed Code of Practice, it indicated that the proposed code “will provide those who use road salts with a way to reduce harm to the environment without jeopardizing road safety.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. Although we cannot predict whether the proposal to list road salts will be finalized or the precise form of the proposed Code of Practice or other future regulation, if standardized guidelines are developed for the use and storage of road salt or any alternate deicing products, we could suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operation. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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
Risk Factors

You should carefully consider the following risks and all of the information set forth in this annual report on Form 10-K/A. The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

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

As of December 31, 2003, we had $603.3 million of outstanding indebtedness, including approximately $78.3 million under our senior credit facilities, $14.0 million under our revolving credit facility, $327.9 million of Compass Minerals Group’s senior subordinated notes, $75.7 million of our senior discount notes, $107.4 million of our subordinated discount notes, and a stockholders’ deficit of $128.1 million.

     This level of leverage could have important consequences, including the following:

•	It may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

•	it will require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	it may materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

     In addition, our indentures and our senior credit facilities contain financial and other restrictive covenants discussed below that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. See “— Restrictive covenants in the agreements governing our indebtedness and certain indebtedness of Compass Minerals Group may restrict our ability to pursue our business strategies.”

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

     In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We have in the past experienced and expect to continue to experience economic loss and a negative impact on earnings as a result of foreign currency exchange rate fluctuations. We expect that the amount of our revenues denominated in non-U.S. dollar currencies will continue to increase in future periods. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Currency Fluctuations and Inflation” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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
     Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations. For more information, see Item 1, “Business — Environmental, Health and Safety Matters.”

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

future sales and issuances of shares of our common stock would have on the market price of our common stock.

ITEM 2.	PROPERTIES

Information regarding our plant and properties is included in Item 1, “Business,” of this report.

ITEM 3.	LEGAL PROCEEDINGS

We are party from time to time to various routine legal proceedings. Except as otherwise described in Item 1, “Business — Environmental, Health and Safety Matters,” these primarily involve commercial claims, products liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, in connection with the Recapitalization, IMC Global has agreed to indemnify us against certain legal matters.

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, has been traded on the New York Stock Exchange under the symbol “CMP” since December 12, 2003. Prior to that time, there was no trading market for our common stock. The high and low closing prices per share for the fourth quarter (beginning December 12, 2003) ended December 31, 2003 were $14.30 and $13.75, respectively.

HOLDERS

On February 25, 2004, the number of holders of record of our common stock was approximately 2,380.

DIVIDEND POLICY

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2003 concerning our common stock authorized for issuance under our equity compensation plan:

(c)
		(b)	Number of securities
	(a)	Weighted-average	remaining available for
	Number of securities to	exercise price of	future issuance under
	be issued upon exercise	outstanding	equity compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan category	warrants and rights	and rights	reflected in column(a))

Equity compensation plans approved by security holders	2,216,964	$1.58	543,219

Equity compensation plans not approved by security holders	—	—	—

Total	2,216,964	$1.58	543,219

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected combined and consolidated financial information. The statement of operations data for the years ended December 31, 2003, 2002 and 2001 and the balance sheet data as of December 31, 2003 and 2002 are derived from our audited combined and consolidated financial statements included elsewhere in this report. The statement of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 are derived from our combined financial statements that are not included herein.
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
     The information included in this table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited combined and consolidated financial statements and accompanying notes thereto included elsewhere in this annual report. The selected financial information for each of the periods presented below has been restated to reflect

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

the revisions discussed under the heading “Restatement” in Note 1 to the combined and consolidated financial statements.

			For the Year Ended December 31,

	2003		2002		2001		2000		1999
(Dollars in millions, except share data)	(restated)		(restated)		(restated)		(restated)		(restated)

Statement of Operations Data:
Sales	$600.6		$502.6		$523.2		$509.2		$494.4
Cost of sales — shipping and handling	165.3		137.5		143.2		140.0		126.9
Cost of sales — products(1)	246.2		202.1		224.4		227.7		213.1
Depreciation and amortization(2)	42.1		37.1		32.6		44.3		55.1
Selling, general and administrative expenses	49.0		40.6		38.9		35.5		37.2
Goodwill write-down(3)	—		—		—		191.0		87.5
Restructuring and other charges(3)(4)	2.4		7.7		27.0		425.9		13.7
Operating earnings (loss)	95.6		77.6		57.1		(555.2)		(39.1)
Interest expense(5)	56.3		42.4		14.4		16.4		19.0
Net income (loss)	32.3		17.0		28.5		(443.5	)(8)	(74.2	)(8)
Dividends on preferred stock	1.2		10.6		0.8		—		—
Gain on redemption of preferred stock	(8.2)		—		—		—		—
Net income (loss) available for common stock	39.3		6.4		27.7		(443.5	)(8)	(74.2	)(8)
Per Share Data:
Weighted-average common shares outstanding:
Basic	32,492,792		35,039,110		3,220,724		498		498
Diluted	33,983,983		35,474,539		3,220,724		498		498
Net income (loss) per share:
Basic	$1.21		$0.18		$8.60		$(890,562.25	) (8)	$(148,995.98	) (8)
Diluted	1.15		0.18		8.60		(890,562.25	) (8)	(148,995.98	) (8)
Cash dividends declared per share	14.18		—		8.28		—		—
Balance Sheet Data (at period end):
Total cash and cash equivalents	$2.6		$11.9		$15.9		$0.3		$4.3
Total assets	686.5		644.1		655.6		636.0		1,261.0	(8)
Series A redeemable preferred stock(6)	—		19.1		74.6		—		—
Total debt	603.3		507.8		526.5		152.4		196.0
Other Financial Data:
Cash flows provided by operating activities	$69.1		$82.4		$112.4		$72.1		$78.4
Cash flows used for investing activities	(45.6)		(19.1)		(43.6)		(34.0)		(48.1)
Cash flows used for financing activities	(36.3)		(69.8)		(53.7)		(43.3)		(33.6)
Ratio of earnings to fixed charges(7)	1.60	x	1.67	x	3.69	x	—		—
Capital expenditures	$20.6		$19.5		$43.0		$33.7		$45.6

(1)	“Cost of sales — products” is presented net of depreciation and amortization.
(2)	“Depreciation and amortization” for purposes of this table excludes amortization of deferred financing costs.
(3)	Based on anticipated proceeds from the sale of the Company by IMC Global, we recorded an asset impairment charge of $616.6 million, $482.1 million after tax, in the fourth quarter of 2000. In connection with this non-cash charge, goodwill was reduced $191.0 million and intangible assets — mineral interests was reduced $425.6 million. The goodwill write-down in 1999 was the result of lowering goodwill to its recoverable value based on estimated future discounted cash flows of the business.
(4)	“Restructuring and other charges” include primarily those charges related to the impairment of idled assets in December of 1998, the restructuring of our business in the fourth quarter of 1999 designed to reduce employee headcount and an asset impairment in the fourth quarter of 2000 related to the planned disposition of the Company by IMC Global as described in (3) above. During 2001, we incurred $27.0 million of transaction and transition costs in connection with the Recapitalization. During 2002, we incurred $7.7 million of transition costs in connection with separating the Company from IMC Global. All cash payments related to these charges have been made. During 2003, we incurred $2.4 million of costs related to the initial public offering. Of these costs $1.1 million remains accrued and not paid as of December 31, 2003.
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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

they are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. The following table reconciles the differences between cash interest expense and interest expense, calculated in accordance with GAAP.

	For the Year Ended
	December 31,

(Dollars in millions)	2003	2002

Interest expense	$56.3	$42.4
Less non-cash interest expense:
Senior discount notes	8.8	0.2
Subordinated discount notes	7.4	—
Seller Notes	0.2	0.8
Less (plus) amortization:
Deferred financing costs	2.5	1.9
Amortization of premium on senior subordinated notes	(0.3)	(0.1)

Cash interest expense	$37.7	$39.6

(6)	In connection with the Company’s initial public offering, we redeemed all of the outstanding shares of series A redeemable preferred stock on December 17, 2003 for $1.9 million (which includes an additional $0.1 million in accrued interest to the date of redemption).
(7)	For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income taxes and fixed charges. Fixed charges consist of net interest expense including the amortization of deferred debt issuance costs and the interest component of our operating rents. The ratio of earnings to fixed charges prior to November 28, 2001 is not meaningful because we participated in a credit facility with IMC Global and its affiliates and the level of third-party debt was not comparable to the level of third-party debt in place upon consummation of the Recapitalization, the offering by Compass Minerals Group of an additional $75.0 million in aggregate principal amount of senior subordinated notes, or the “April 2002 senior subordinated notes,” the offering of the subordinated discount notes, the offering of the senior discount notes and the amendment to the senior credit facilities. Earnings were insufficient to cover fixed charges by approximately $572.5 million and $55.6 million, respectively, for the years ended December 31, 2000 and 1999.
(8)	The restatement for 2000 and 1999 includes adjustments to deferred income tax accounts and related valuation allowance, an adjustment in 1999 to properly account for deferred tax assets of $29.5 million previously written off in 2000, and other adjustments to income tax liabilities. For the year ended December 31, 2000, the adjustments decreased net loss and net loss available for common stock by approximately $24.2 million, a decrease to net loss per share of $48,147.25, basic and diluted. For the year ended December 31, 1999, the adjustments increased net loss and net loss available for common stock by approximately ($6.7) million, an increase to net loss per share of ($13,543.83), basic and diluted.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1, “Business — Risk Factors.” You should read the following discussion together with Item 1, “Business — Risk Factors” and the combined and consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K/A.

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
     Our business also includes the following key characteristics:

•	We believe that our cash flows are not materially impacted by economic cycles due to the stable end-use markets of salt and the absence of cost-effective alternatives. Short-term cash flows are affected by the seasonality of our business and are dependent on weather conditions. See Item 1, “Business — Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations and the price of our common stock.”

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

•	We operate eleven facilities in North America and the United Kingdom, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire.

•	We believe that we are among the lowest cost rock salt producers in our markets. Our cost advantage is due to the size and quality of our reserves, effective mining techniques and efficient production processes. In addition, our salt mines in North America are located near either rail or water transport systems, thereby minimizing shipping and handling costs, which constitute a significant portion of the overall delivered cost of salt. Note 13 to our audited combined and consolidated financial statements provides additional information regarding geographical data.

     We recognize revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include shipping and handling costs which are expensed when the related product is sold.
     For the year ended December 31, 2003, we sold approximately 12.8 million tons of salt and other minerals, generating sales of $600.6 million and net income of $32.3 million. In our North American highway deicing business, we have been awarded contracts for over 10% more volume for the 2003 – 2004 winter season as compared to the prior winter season, with an increase in contract prices of almost 1% as compared to last year. Contract bid volumes are non-binding indications of our customers’ expected volume requirements for the upcoming winter season.
Stand-Alone Company
The combined and consolidated financial information related to periods ending 2001 and prior included in this annual report on Form 10-K/A have been derived from the consolidated financial statements of IMC Global. The preparation of this information was based on assumptions and estimates, including allocations of costs from IMC Global, that we believe are reasonable. This financial information may not, however, necessarily reflect the results of operations, financial positions and cash flows that would have occurred if we had been a separate, stand-alone entity during the periods presented or our future results of operations, financial position and cash flows.
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
     Our rights to extract minerals are contractually limited by time. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and condi-

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

tions, the assigned lives may be less than that projected by management, or if the actual size, quality or recoverability of the minerals is less than that projected by management, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.

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

     In evaluating our ability to recover our deferred tax assets we consider sources of taxable income including the reversal of existing temporary differences and future taxable income exclusive of reversing temporary differences. In determining future taxable income, we are responsible for the assumptions utilized including the amount of state, federal and international pre-tax operating income, the origination of future temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
     As a result of this analysis, we concluded that a valuation allowance was required for a portion of our deferred tax assets that resulted from our U.S. net operating loss (“NOL”) carryforwards. As of December 31, 2003 we had $32.6 million of deferred tax assets resulting from our prior year U.S. NOL carryforwards.
     The Company has recorded a valuation allowance for a portion of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized. At December 31, 2003, the valuation allowance was $24.8 million. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from historical and forecasted amounts.
     We intend to maintain this valuation allowance to the extent the sources of taxable income are not sufficient to recover some of the deferred tax assets. Our income tax expense recorded in the future will be reduced to the extent of offsetting decreases in our valuation allowance. An increase in the valuation allowance would result in additional income tax expense in such period and could have a significant impact on our future earnings.
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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

RESULTS OF OPERATIONS

The following table sets forth combined and consolidated historical financial information for the years ended December 31, 2003, 2002 and 2001. The table and discussion should be read in conjunction with the information contained in our combined and consolidated financial statements and the notes thereto included in this annual report on Form 10-K/A. However, our results of operations set forth below and elsewhere in this annual report may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future. See Item 1, “Business — Risk Factors — We are a holding company with no operations of our own and depend on our subsidiaries for cash.”

	For the Year Ended December 31,

	2003	2002	2001
(Dollars in millions)	(restated)	(restated)	(restated)

Sales	$600.6	$502.6	$523.2
Cost of sales — shipping and handling	165.3	137.5	143.2
Cost of sales — products	288.3	239.2	257.0

Gross profit	147.0	125.9	123.0
Selling, general and administrative expenses	49.0	40.6	38.9
Restructuring and other charges	2.4	7.7	27.0

Operating earnings	95.6	77.6	57.1
Interest expense	56.3	42.4	14.4
Other (income) expense	3.7	4.9	(3.1)

Income before taxes	35.6	30.3	45.8
Income tax expense	3.3	13.3	17.3

Net income	32.3	17.0	28.5
Dividends on preferred stock	1.2	10.6	0.8
Gain on redemption of preferred stock	(8.2)	—	—

Net income available for common stock	$39.3	$6.4	$27.7

Sales by Segment:
Salt	$546.6	$452.5	$485.0
Specialty potash fertilizers	54.0	50.1	38.2

Total	$600.6	$502.6	$523.2

Sales Volumes (in thousands of tons):
Highway Deicing	9,663	7,965	9,402
General Trade	2,927	2,786	2,822
Specialty potash fertilizers	251	242	188
Average Sales Price (per ton):
Highway Deicing	$29.25	$27.96	$26.87
General Trade	89.50	82.48	82.35
Specialty potash fertilizers	215.21	207.02	203.19

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

    Income Tax Expense

Income tax expense for the year ended December 31, 2003 of $3.3 million decreased $10.0 million compared to $13.3 million for the same period in 2002. This decrease was primarily due to the timing of future reversals of existing taxable temporary differences resulting in changes to required valuation allowances against deferred tax assets for NOLs, a reduction in the effective state income tax rate and a larger portion of pre-tax income being generated in the United States during the year ended December 31, 2003 than in the same period in 2002. This allowed for an increase in the amount of previously reserved NOLs to be utilized to offset U.S. taxable income. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, changes in the expected utilization of previously reserved NOLs and non-deductible interest expense on discount notes.

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

    Income Tax Expense

Income tax expense for 2002 of $13.3 million decreased $4.0 million compared to $17.3 million of income tax expense for 2001 due to the timing of future reversals of existing taxable temporary differences resulting in changes to required valuation allowances against deferred tax assets for NOLs and a decline in pre-tax income partially resulting from higher interest expense following the Recapitalization. Our income tax provision differs from the United States statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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
     Additionally, on April 10, 2002, Compass Minerals Group completed an offering of $75.0 million aggregate principal amount of its senior subordinated notes. The April 2002 senior subordinated notes were issued to bondholders at a premium of $3.4 million, plus accrued interest from February 15, 2002 and accordingly, we received gross proceeds of $79.5 million from the offering of the these notes. The proceeds from the offering of the April 2002 senior subordinated notes, net of transaction costs, were used to repay borrowings under the revolving credit facility. In connection with this transaction, we recorded a charge to Other (income) expense in our consolidated statements of opera-

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

tions of approximately $5.3 million, which was reflected as a non-cash add-back to net cash provided by operating activities.

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

     We have incurred substantial indebtedness in connection with the Recapitalization. As of December 31, 2003, we had $600.4 million of indebtedness outstanding, net of issuance premium. Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1, “Business — Risk Factors — Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.”
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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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
     In connection with the Recapitalization, we received NOLs and expect to realize cash tax savings if these NOLs are able to be utilized. As of December 31, 2003, we had approximately $88.4 million of NOLs remaining that expire between 2006 and 2022. These NOLs may be used to offset a portion of future taxable income, up to the year 2022, and thereby reduce or eliminate our U.S. federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, or the “Code,” imposes significant limitations on the utilization of NOLs in the event of an “ownership change,” as defined in Section 382 of the Code. Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% stockholders, including specified groups of stockholders who in the aggregate own at least 5% of that corporation’s stock (including a group of public stockholders), exceeds 50 percentage points over a three-year testing period. The Company has incurred three ownership changes, placing annual limitations on the amount of each loss carryforward utilization. We cannot assure you that we will be able to use all of the NOLs to offset future taxable income or that the NOLs will not become subject to additional limitations due to future ownership changes. Due to the uncertainty that these carryforwards will be utilized, a valuation allowance of $24.8 million at December 31, 2003 has been established against the deferred tax asset for the portion of the carryforward that we did not conclude was more likely than not to be utilized.
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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

     Our contractual cash obligations and commitments as of December 31, 2003 are as follows (in millions):

Payments Due by Period

		Less than	2–3	4–5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Long-term Debt(a)	$720.4	$0.8	$1.6	$15.6	$702.4
Operating Leases(b)	26.7	6.2	7.9	4.8	7.8
Unconditional Purchase Obligations(c)	64.2	8.7	17.4	17.4	20.7
Management Agreement(d)	8.0	1.0	2.0	2.0	3.0

Total Contractual Cash Obligations	$819.3	$16.7	$28.9	$39.8	$733.9

Amount of Commitment Expiration per Period

		Less than	2–3	4–5	After 5
Other Commitments	Total	1 Year	Years	Years	Years

Revolver	$111.6	$—	$—	$111.6	$—
Letters of Credit	9.4	9.4	—	—	—
Performance Bonds(e)	15.3	15.3	—	—	—

Total Other Commitments	$136.3	$24.7	$—	$111.6	$—

(a)	Includes the aggregate principal amounts at maturity for the senior discount notes of $123.5 million and the subordinated discount notes of $179.6 million.
(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)	We have long-term contracts to purchase certain amounts of electricity and steam.
(d)	Note 11 to our audited combined and consolidated financial statements provides additional information.
(e)	Note 10 to our audited combined and consolidated financial statements provides additional information under Sales Contracts.
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

Sensitivity Analysis Related to EBITDA

In connection with the initial public offering, the Recapitalization, and prior to the Recapitalization, we have incurred significant non-recurring restructuring and other charges that impact our results of operations. As a result, our results of operations and cash flows are not indicative of what they would have been had we not incurred these non-recurring charges. We believe it would be helpful to provide a sensitivity analysis that describes our ability to satisfy our debt service, capital expenditures and working capital require-

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

ments and make dividend payments in terms of EBITDA, and EBITDA adjusted for the restructuring and other charges described below, or “Adjusted EBITDA.” We believe that these non-GAAP measures can assist investors in understanding our cost structure, cash flows and financial position. In addition, the financial covenants and ratios in our senior credit facilities and our indentures, such as restrictions on payments and indebtedness and ratios relating to leverage, interest coverage and fixed charge coverage, are also tied to measures that are calculated by adjusting EBITDA as described below. We believe it is necessary to adjust EBITDA to enable investors to see how we view our business given the significant non-recurring restructuring and other charges that have historically affected our results of operations.

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

	For the Year Ended December 31,

	2003	2002	2001
	(restated)	(restated)	(restated)

Net income (loss)	$32.3	$17.0	$28.5
Income tax expense (benefit)	3.3	13.3	17.3
Interest expense	56.3	42.4	14.4
Depreciation and amortization	42.1	37.1	32.6

EBITDA	134.0	109.8	92.8
Adjustments to income (loss) from operations:
Restructuring and other charges	2.4	7.7	27.0
Other (income) expense(1)	3.7	4.9	(3.1)

Adjusted EBITDA	$140.1	$122.4	$116.7

(1)	“Other (income) expense” primarily includes losses on early retirements of debt ($5.3 million in 2002), costs related to amending our senior credit facilities ($1.4 million in 2003), gain related to the early extinguishment of debt ($1.9 million in 2003), interest income, and non-cash foreign exchange gains and losses.

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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
     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which provides guidance on how to transition from the intrinsic value method of accounting for stock-based employee compensation under APB Opinion No. 25 to SFAS No. 123’s fair value method of accounting, if a company so elects. Through December 31, 2002, we accounted for our stock option plan under the recognition and measurement provisions of APB Opinion No. 25. In the fourth quarter of 2003, we adopted the preferable fair value recognition provisions of SFAS No. 123 using the prospective method of adoption as described in SFAS No. 148. Under the prospective method, all options granted or modified after January 1, 2003 are accounted for under the fair value method retroactively effective as of January 1, 2003. The impact of this adoption, under the fair value recognition provisions, resulted in stock option compensation expense of approximately $0.1 million in 2003.
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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    Foreign Currency Risk

We conduct our business primarily in the United Kingdom and North America and export some products to Europe and Southeast Asia. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We will not engage in hedging for speculative investment reasons. Our historical results do not reflect any foreign exchange hedging activity. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1, “Business — Risk Factors — Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.”

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Compass Minerals International, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Compass Minerals International, Inc. (formerly Salt Holdings Corporation) and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 2003 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described under the heading “Restatement” in Note 1, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002.

PricewaterhouseCoopers LLP

Kansas City, Missouri
March 3, 2004, except for the matter disclosed
under the heading “Restatement” in Note 1
for which the date is November 10, 2004

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Compass Minerals International, Inc. (formerly Salt Holdings Corporation)

We have audited the accompanying combined and consolidated statements of operations, stockholders’ equity (deficit), and cash flows of Compass Minerals International, Inc. (formerly Salt Holdings Corporation) for the year ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined and consolidated results of operations and cash flows of Compass Minerals International, Inc. (formerly Salt Holdings Corporation) for the year ended December 31, 2001, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     As described under the heading “Restatement” in Note 1, the combined and consolidated financial statements have been restated for the year ended December 31, 2001.

/s/ Ernst & Young LLP

Kansas City, Missouri

December 9, 2002, except for Note 13,
for which the date is May 8, 2003,
except for Note 16, for which the date
is November 3, 2003, except for Note 15,
for which the date is December 11, 2003, and
except for the matter disclosed under the heading
“Restatement” in Note 1, for which the date is
November 10, 2004

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Consolidated Balance Sheets

	December 31,

	2003	2002
(In millions, except share data)	(restated)	(restated)

Assets
Current assets:
Cash and cash equivalents	$2.6	$11.9
Receivables, less allowance for doubtful accounts of $2.1 million in 2003 and $1.6 million in 2002	117.4	94.5
Inventories	96.7	96.5
Other	3.7	0.7

Total current assets	220.4	203.6
Property, plant and equipment, net	262.0	263.4
Intangible assets — mineral interests and other, net	172.7	149.8
Other	31.4	27.3

Total assets	$686.5	$644.1

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$0.8	$1.2
Accounts payable	72.6	62.3
Accrued expenses	14.4	9.1
Accrued interest	12.7	12.6
Accrued salaries and wages	13.5	12.6
Income taxes payable	—	4.8

Total current liabilities	114.0	102.6
Long-term debt, net of current portion	602.5	503.3
Notes due to related parties, including accrued interest	—	3.3
Deferred income taxes	61.7	72.6
Other noncurrent liabilities	36.4	41.0
Commitments and contingencies (Notes 10 and 11)
Redeemable preferred stock, issued and outstanding shares — zero at December 31, 2003 and 16,462 at December 31, 2002	—	19.1
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 200,000,000 at December 31, 2003 and 47,331,869 at December 31, 2002; issued shares — 35,367,264 at December 31, 2003 and 35,103,830 at December 31, 2002	0.3	0.3
Additional paid in capital	14.6	81.5
Treasury stock at cost — 5,191,237 shares at December 31, 2003 and zero shares at December 31, 2002	(9.7)	—
Accumulated deficit	(158.8)	(179.7)
Accumulated other comprehensive income	25.5	0.1

Total stockholders’ equity (deficit)	(128.1)	(97.8)

Total liabilities and stockholders’ equity (deficit)	$686.5	$644.1

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Combined and Consolidated Statements of Operations

	For the Years Ended December 31,

	2003	2002	2001
(In millions, except share data)	(restated)	(restated)	(restated)

Sales	$600.6	$502.6	$523.2
Cost of sales — shipping and handling	165.3	137.5	143.2
Cost of sales — products	288.3	239.2	257.0

Gross profit	147.0	125.9	123.0
Selling, general and administrative expenses	49.0	40.6	38.9
Restructuring and other charges	2.4	7.7	27.0

Operating earnings	95.6	77.6	57.1
Other (income) expense:
Interest expense	56.3	42.4	14.4
Other, net	3.7	4.9	(3.1)

Income before income taxes	35.6	30.3	45.8
Income tax expense	3.3	13.3	17.3

Net income	32.3	17.0	28.5
Dividends on redeemable preferred stock	1.2	10.6	0.8
Gain on redemption of preferred stock	(8.2)	—	—

Net income available for common stock	$39.3	$6.4	$27.7

Net income per share, basic	$1.21	$0.18	$8.60
Net income per share, diluted	1.15	0.18	8.60
Basic weighted-average shares outstanding	32,492,792	35,039,110	3,220,724
Diluted weighted-average shares outstanding	33,983,983	35,474,539	3,220,724

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Combined and Consolidated Statements of Stockholders’ Equity (Deficit)

	For the Years Ended December 31, 2003, 2002 and 2001 (restated)

		Additional			Accumulated Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
(In millions)	Stock	Capital	Stock	Excess (Deficit)	Income (Loss)	Total

Balance, December 31, 2000	$—	$915.2	$—	$(624.5)	$1.1	$291.8
Comprehensive income:
Net income				45.5		45.5
Cumulative translation adjustments					(3.2)	(3.2)

Comprehensive income						42.3
Capital contribution from IMC		82.0				82.0
Dividend to IMC and affiliates				(71.1)		(71.1)

Balance, November 27, 2001	$—	$997.2	$—	$(650.1)	$(2.1)	$345.0

Balance, November 28, 2001	$—	$—	$—	$—	$—	$—
Contribution of IMCI net assets to CMI (Note 1)	282.1	(10.8)				271.3
Capital contribution		0.5				0.5
Other		0.9				0.9
Redemption and cancellation of stock held by IMC	(281.8)	78.0		(179.7)		(383.5)
Dividends on preferred stock		(0.8)				(0.8)
Comprehensive loss:
Net loss				(17.0)		(17.0)
Unfunded pension losses, net of tax					(5.4)	(5.4)
Cumulative translation adjustments					3.0	3.0

Comprehensive loss						(19.4)

Balance, December 31, 2001	0.3	67.8	—	(196.7)	(2.4)	(131.0)
Dividends on preferred stock		(10.6)				(10.6)
Other		1.1				1.1
Comprehensive income:
Net income				17.0		17.0
Unfunded pension losses, net of tax					(6.5)	(6.5)
Unrealized gain on cash flow hedges, net of tax					0.1	0.1
Cumulative translation adjustments					8.9	8.9

Comprehensive income						19.5
Capital contributions		23.2				23.2

Balance, December 31, 2002	0.3	81.5	—	(179.7)	0.1	(97.8)
Dividends on preferred stock		(1.2)				(1.2)
Gain on redemption of preferred stock				8.2		8.2
Dividends on common stock		(80.4)		(19.6)		(100.0)
Treasury stock purchase			(9.7)			(9.7)
Stock options exercised		0.6				0.6
Comprehensive income:
Net income				32.3		32.3
Unfunded pension adjustment, net of tax					4.9	4.9
Unrealized gain on cash flow hedges, net of tax					0.7	0.7
Cumulative translation adjustments					19.8	19.8

Comprehensive income						57.7
Capital contributions		14.1				14.1

Balance, December 31, 2003	$0.3	$14.6	$(9.7)	$(158.8)	$25.5	$(128.1)

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Combined and Consolidated Statements of Cash Flows

	For the Years Ended December 31,

	2003	2002	2001
(In millions)	(restated)	(restated)	(restated)

Cash flows from operating activities:
Net income	$32.3	$17.0	$28.5
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	42.1	37.1	32.6
Finance fee amortization	2.2	1.9	0.2
Loss/(gain) on early extinguishment of long-term debt	(1.9)	5.3	—
Restructuring charge and other charges, net of cash	—	1.1	1.4
Accreted interest	16.7	1.1	—
Deferred income taxes	(4.7)	—	(1.3)
Loss on disposal of property, plant and equipment	0.3	0.2	0.2
Other	0.3	—	—
Changes in operating assets and liabilities:
Receivables	(18.5)	(5.9)	36.3
Inventories	4.3	3.8	(20.9)
Other assets	(4.0)	0.6	1.8
Accounts payable and accrued expenses	(0.3)	14.8	3.8
Due to IMC and affiliates	—	—	32.1
Other noncurrent liabilities	0.3	5.4	(2.3)

Net cash provided by operating activities	69.1	82.4	112.4

Cash flows from investing activities:
Capital expenditures	(20.6)	(19.5)	(43.0)
Proceeds from sales of property, plant and equipment	0.1	0.6	0.2
Acquisition of intangible assets	(24.8)	—	—
Other	(0.3)	(0.2)	(0.8)

Net cash used in investing activities	(45.6)	(19.1)	(43.6)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	100.0	78.4	475.0
Principal payments on long-term debt, including capital leases	(31.1)	(115.9)	(66.2)
Revolver activity	14.0	(39.8)	35.4
Payments of notes due to related parties	(1.5)	—	—
Payments from (to) IMC and affiliates, net	—	—	(81.1)
Dividend to IMC and affiliates	—	—	(398.8)
Dividends paid	(103.7)	—	—
Repurchase of preferred stock	(8.5)	—	—
Payments to acquire treasury stock	(9.7)	—	—
Proceeds from stock option exercises	0.4	—	—
Deferred financing costs	(5.0)	(6.3)	(18.0)
Capital contributions	8.8	12.8	—
Other	—	1.0	—

Net cash used in financing activities	(36.3)	(69.8)	(53.7)

Effect of exchange rate changes on cash and cash equivalents	3.5	2.5	0.5

Net increase (decrease) in cash and cash equivalents	(9.3)	(4.0)	15.6
Cash and cash equivalents, beginning of year	11.9	15.9	0.3

Cash and cash equivalents, end of year	$2.6	$11.9	$15.9

Supplemental cash flow information:
Interest paid excluding capitalized interest	$36.9	$29.4	$15.4
Income taxes paid, net of refunds and indemnification	8.4	10.4	14.8

Supplemental disclosure of noncash activities:
Dividends to IMC and affiliates	$—	$—	$44.4
Capital contributions from IMC and affiliates	—	—	261.1
Issuance of notes due to related parties related to stock redemption	—	—	11.4
Preferred stock dividends accrued not paid	—	10.6	0.8
Retirement of notes plus accrued interest due to related parties	—	9.0	—

The accompanying notes are an integral part of the combined and consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Notes to Combined and Consolidated Financial Statements

1.    ORGANIZATION, FORMATION AND BASIS OF PRESENTATION

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
     Restatement: The Company previously recorded full valuation allowances against certain U.S. deferred tax assets. The Company, after discussions with its independent registered public accounting firms, has subsequently determined that future reversals of existing taxable temporary

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

differences (deferred tax liabilities) should have been considered as a possible source of taxable income when evaluating the need for a valuation allowance against deferred tax assets. Upon consideration of the reversal of these existing taxable temporary differences, the Company has now determined that it had overstated its deferred tax asset valuation allowance and, thereby, understated its deferred tax assets.

     As a result, the Company has recalculated the deferred income tax accounts and related valuation allowance at the end of each year from December 31, 1998 through December 31, 2003 and has restated the combined and consolidated financial statements and the accompanying notes to the combined and consolidated financial statements, as applicable, for each of the three years in the period ended December 31, 2003 to reflect the adjustments in the deferred income tax accounts and related valuation allowance. These adjustments during the previous reporting periods had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.
     The following is a summary of the effects of these non-cash adjustments (in millions):

Cumulative increase to deferred income tax assets and increase to stockholders’ equity at January 1, 2001	$3.3
Decrease in income tax expense and increase in net income and net income available for common stock for the year ended December 31, 2001 (Net income per share, $2.95 basic and diluted)	9.5
Increase in income tax expense and decrease in net income and net income available for common stock for the year ended December 31, 2002 (Net income per share, ($0.06) basic and ($0.05) diluted)	(1.9)
Decrease in income tax expense and increase in net income and net income available for common stock for the year ended December 31, 2003 (Net income per share, $0.16 basic and $0.14 diluted)	5.1

     The following tables present (in millions, except share data) the impact of the restatement on the combined and consolidated statements of operations, the consolidated balance sheets, and combined and consolidated statements of cash flows. The amounts previously reported are derived from the Company’s original annual report on Form 10-K for the year ended December 31, 2003 filed March 19, 2004 with the Securities and Exchange Commission (“SEC”).

	For the year ended		For the year ended		For the year ended
	December 31, 2003		December 31, 2002		December 31, 2001

	Amounts		Amounts		Amounts
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated

Combined and consolidated statements of operations:
Income before income taxes	$35.6	$35.6	$30.3	$30.3	$45.8	$45.8
Income tax expense	8.4	3.3	11.4	13.3	26.8	17.3
Net income	27.2	32.3	18.9	17.0	19.0	28.5
Net income available for common stock	34.2	39.3	8.3	6.4	18.2	27.7

Net income per share, basic	$1.05	$1.21	$0.24	$0.18	$5.65	$8.60
Net income per share, diluted	1.01	1.15	0.23	0.18	5.65	8.60

	December 31, 2003		December 31, 2002

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated balance sheets:
Deferred income taxes	$77.7	$61.7	$83.5	$72.6
Accumulated deficit	(174.8)	(158.8)	(190.6)	(179.7)
Total stockholders’ equity (deficit)	(144.1)	(128.1)	(108.7)	(97.8)

	For the year ended		For the year ended		For the year ended
	December 31, 2003		December 31, 2002		December 31, 2001

	Amounts		Amounts		Amounts
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated

Combined and consolidated statements of cash flows:
Net income	$27.2	$32.3	$18.9	$17.0	$19.0	$28.5
Deferred income taxes	0.4	(4.7)	(1.9)	—	8.2	(1.3)
Net cash provided by operating activities	69.1	69.1	82.4	82.4	112.4	112.4

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the amounts reported in the combined and consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of Combination/ Consolidation: The Company’s combined and consolidated financial statements include the accounts of the Company, which include the domestic and foreign subsidiaries discussed in Note 1. The Company’s financial statements have been combined through the Recapitalization date and consolidated thereafter. All significant intercompany balances and transactions have been eliminated.

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

n. Stock Options: CMI has a stock option plan that was adopted on November 28, 2001 (see Note 15, Stockholders’ Equity and Stock Options). Prior to the fourth quarter of 2003, the Company accounted for its stock-based employee compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,“and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for the years ended December 31, 2002 and 2001, as all stock options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of 2003, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company selected the prospective method of adoption described in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Under the prospective method, all options granted or modified after January 1, 2003 are accounted for under the fair value method retroactively effective as of January 1, 2003.

     Awards to the Company’s directors vest immediately. Awards to employees under the Company’s plan vest over periods ranging from one to eight years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123, December 1994.
     The following table illustrates the effect on net income and earnings per share if the fair value based method had

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

been applied to all outstanding and unvested awards for the years ended December 31 (in millions, except for share data):

	2003	2002	2001
	(restated)	(restated)	(restated)

Net income available for common stock, as reported	$39.3	$6.4	$27.7
Add: Stock-based compensation expense included in reported net income, net of related tax effects	0.2	—	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.2)	(0.3)	—

Pro forma net income available for common stock	$39.3	$6.1	$27.7
Earnings per share:
Basic — as reported	$1.21	$0.18	$8.60
Basic — pro forma	1.21	0.17	8.60
Diluted — as reported	1.15	0.18	8.60
Diluted — pro forma	1.15	0.17	8.60

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” that was effective for the Company at the beginning of the first interim period beginning after June 15, 2003, the Company’s third quarter of 2003. This statement established standards for how an issuer classifies and measures certain financial instruments with characteris-

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

tics of both liabilities and equity. It required that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. In the Company’s third quarter, it adopted the new rules on accounting for its mandatorily redeemable preferred stock as set forth in SFAS No. 150. The adoption of this statement required the reclassification of the Company’s mandatorily redeemable preferred stock to noncurrent liabilities in its consolidated balance sheet and to account for dividends declared after July 1, 2003 on this financial instrument as interest expense in its consolidated statement of operations. The noncurrent liability was subsequently repaid in December 2003.

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

3.    ASSET IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

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

4.    INVENTORIES

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

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2003	2002

Land and buildings	$135.9	$128.4
Machinery and equipment	408.3	375.7
Furniture and fixtures	9.6	9.9
Mineral properties and rights	20.3	18.2
Construction in progress	6.5	13.5

	580.6	545.7
Less accumulated depreciation	318.6	282.3

	$262.0	$263.4

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

6.    MINERAL INTERESTS AND OTHER INTANGIBLE ASSETS

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

7.    INCOME TAXES

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
     The following table summarizes the income tax provision of the Company for the years ended December 31 (in millions):

	2003	2002	2001
	restated	restated	restated

Current:
Federal	$0.6	$—	$5.9
State	0.2	1.3	0.8
Foreign	7.2	12.0	11.9

Total current	8.0	13.3	18.6

Deferred:
Federal	(4.8)	(1.3)	(2.3)
State	(3.2)	(0.4)	0.4
Foreign	3.3	1.7	0.6

Total deferred	(4.7)	—	(1.3)

Total provision for income taxes	$3.3	$13.3	$17.3

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

     The following table summarizes components of income before taxes and the effects of significant adjustments to tax computed at the federal statutory rate for the years ended December 31 (in millions):

	2003	2002	2001
	restated	restated	restated

Domestic income	$15.3	$8.4	$22.2
Foreign income	20.3	21.9	23.6

Income before income taxes	$35.6	$30.3	$45.8

Computed tax at the federal statutory rate of 35%	$12.5	$10.6	$16.1
Foreign income, mining, and withholding taxes	3.5	6.0	3.0
Foreign exchange gain	—	—	2.6
Percentage depletion in excess of basis	(5.1)	(1.9)	(2.9)
State income taxes, net of federal income tax benefit	(3.2)	0.6	1.1
Restructuring and other charges	—	—	6.8
Change in valuation allowance on deferred tax assets	(5.7)	(1.0)	(7.7)
Non-deductible interest expense	0.8	—	—
Other	0.5	(1.0)	(1.7)

Income tax expense	$3.3	$13.3	$17.3

Effective tax rate	9%	44%	38%

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

	2003	2002
	restated	restated

Deferred tax liabilities:
Property, plant and equipment	$90.5	$99.2

Total deferred tax liabilities	90.5	99.2
Deferred tax assets:
Net operating loss carryforwards	32.6	39.0
Alternative minimum tax credit carryforwards	3.0	2.4
Interest on discount notes	5.2	—
Other assets	12.8	15.7

Subtotal	53.6	57.1
Valuation allowance	(24.8)	(30.5)

Total deferred tax assets	28.8	26.6

Net deferred tax liabilities	$61.7	$72.6

     At December 31, 2003, the Company has net operating loss carryforwards of approximately $88.4 million. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. The Company has previously incurred three ownership changes placing annual limitations on the utilization of each loss carryforward. If not utilized, these carryforwards expire between 2006 and 2022. The Company also has a U.S. federal alternative minimum tax credit carryforward at December 31, 2003 of approximately $3.0 million. This credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.
     The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to net operating loss carryforwards that it does not believe will, more likely than not, be realized. As of December 31, 2003 and 2002, the Company’s valuation allowance was $24.8 million and $30.5 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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

8.    LONG-TERM DEBT

In November 2001, the Company issued $250 million aggregate principal amount of 10% Senior Subordinated Notes due August 15, 2011 (the “Notes”) in a private offering pursuant

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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
     In December 2002, certain holders of CMI preferred stock converted their preferred stock into notes. Those note holders then sold $123.5 million in aggregate principal amount at maturity of 12 3/4% Senior Discount Notes due 2012 (the “Senior Discount Notes”), in a secondary trading transaction. No cash interest will accrue on the notes prior to December 15, 2007. The accreted value of each note will increase from the date of issuance until December 15, 2007 at a rate of 12 3/4% per annum, reflecting the accrual of non-cash interest, such that the accreted value will equal the principal amount at maturity on December 15, 2007. The Senior Discount Notes may be redeemed in whole or in part from time to time, on or after December 15, 2007, at specified redemption prices. Cash interest will accrue on the Senior Discount Notes at a rate of 12 3/4% per annum, beginning December 15, 2007. As of December 31, 2003, the book value of the Senior Discount Notes was $75.7 million.
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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

9.    PENSION PLANS AND OTHER BENEFITS

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

10.	COMMITMENTS AND CONTINGENCIES

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

Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2003, are as follows (in millions):

Operating
Calendar Year	Leases

2004	$6.2
2005	4.5
2006	3.4
2007	3.0
2008	1.8
Thereafter	7.8

$26.7

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

11.	RELATED PARTY TRANSACTIONS

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
     In connection with the completion of the Company’s initial public offering in December 2003, the performance

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

12.	COMMODITY DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

13.	OPERATING SEGMENTS

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Segment information as of and for the years ended December 31, is as follows (in millions):

2003	Salt	Potash	Other(d)	Total

Sales from external customers	$546.6	$54.0	$—	$600.6
Intersegment sales	—	9.4	(9.4)	—
Cost of sales — shipping and handling	156.6	8.7	—	165.3
Operating earnings (loss)(a)	108.8	7.5	(20.7)	95.6
Depreciation, depletion and amortization	34.2	7.9	—	42.1
Total assets	522.6	141.5	22.4	686.5
Capital expenditures	17.7	2.9	—	20.6

2002

Sales from external customers	$452.5	$50.1	$—	$502.6
Intersegment sales	—	8.9	(8.9)	—
Cost of sales — shipping and handling	130.2	7.3	—	137.5
Operating earnings (loss)(b)	95.1	4.8	(22.3)	77.6
Depreciation, depletion and amortization	29.2	7.9	—	37.1
Total assets	509.8	116.0	18.3	644.1
Capital expenditures	15.3	4.2	—	19.5

2001

Sales from external customers	$485.0	$38.2	$—	$523.2
Intersegment sales	—	8.8	(8.8)	—
Cost of sales — shipping and handling	143.2	—	—	143.2
Operating earnings (loss)(c)	94.3	0.7	(37.9)	57.1
Depreciation, depletion and amortization	24.5	8.1	—	32.6
Total assets	514.2	120.9	20.5	655.6
Capital expenditures	38.5	4.5	—	43.0

(a)	Includes $2.4 million related to initial public offering costs.
(b)	Includes $7.7 million related to transition costs.
(c)	Includes $27.0 million related to transaction and transition costs.
(d)	Other includes corporate entities and eliminations.
    Financial information relating to the Company’s operations by geographic area for the years ended December 31, is as follows (in millions):

Sales	2003	2002	2001

United States	$394.5	$345.2	$339.1
Canada	128.7	90.8	99.4
United Kingdom	68.2	60.0	79.4
Other	9.2	6.6	5.3

	$600.6	$502.6	$523.2

     Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2003	2002

United States	$269.6	$248.5
Canada	122.4	128.2
United Kingdom	74.1	63.8

	$466.1	$440.5

14.	REDEEMABLE PREFERRED STOCK

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

15.	STOCKHOLDERS’ EQUITY AND STOCK OPTIONS

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
     The table below has been adjusted to reflect the 4.982 for one stock split on December 11, 2003. The following is a

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

summary of CMI’s stock option activity and related information for the following periods:

		Weighted-
	Number of	average
	options	Exercise price

Outstanding at December 31, 2001	617,043	$2.01
Granted	1,122,433	2.11
Exercised	—	—
Cancelled/Expired	—	—

Outstanding at December 31, 2002	1,739,476	2.08
Exercised	(23,053)	2.01
Cancelled/Expired	(6,592)	2.01

Outstanding at May 22, 2003	1,709,831	2.08
Outstanding at May 23, 2003 after the amendment to the option plan(a)	2,455,943	1.45
Granted	50,311	7.04
Exercised(b)	(246,458)	1.41
Cancelled/Expired	(42,832)	1.40

Outstanding at December 31, 2003	2,216,964	$1.58

(a)	In connection with CMI’s $100.0 million dividend payment on its common stock in May 2003, the number of CMI stock options and their exercise prices were adjusted to preserve the intrinsic value of the stock options that existed prior to the dividend. This was accomplished by decreasing the exercise price of outstanding options and increasing the number of outstanding options by a factor of 1.436 to one.
(b)	Exercised options include 6,077 shares of common stock that were issued from treasury stock.
    The following table summarizes information about options outstanding and exercisable at December 31, 2003:

	Options outstanding			Options exercisable

		Weighted-average
		remaining
	Number	contractual life	Weighted-average	Number	Weighted-average
Range of exercise prices	outstanding	(years)	exercise price	outstanding	exercise price

$1.40	2,100,298	6.15	$1.40	1,618,787	$1.40
$1.41 - $2.60	6,377	6.58	$2.60	3,642	$2.60
$2.61 - $3.23	59,980	6.83	$3.23	57,273	$3.23
$3.24 - $5.17	12,942	7.58	$5.17	6,471	$5.17
$5.18 - $7.70	37,367	7.93	$7.70	37,367	$7.70

Totals	2,216,964	6.19	$1.58	1,723,540	$1.61

     Options exercisable at December 31, 2002 numbered 532,534. There were no options exercisable at December 31, 2001.

16.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except for share and per share data):

	2003	2002	2001
	(restated)	(restated)	(restated)

Numerator:
Net income (loss)	$32.3	$17.0	$28.5
Dividends on redeemable preferred stock	1.2	10.6	0.8
Gain on redemption of preferred stock	(8.2)	—	—

Net income (loss) available for common stock	$39.3	$6.4	$27.7

Denominator:
Average common shares outstanding	32,492,792	35,039,110	3,220,724

Shares for basic earnings per share	32,492,792	35,039,110	3,220,724
Stock options	1,491,191	435,429	—
Shares for diluted earnings per share	33,983,983	35,474,539	3,220,724
Net income (loss) per share, basic	$1.21	$0.18	$8.60
Net income (loss) per share, diluted	$1.15	$0.18	$8.60

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

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

17.	OTHER COMPREHENSIVE INCOME

The following tables provide additional detail related to amounts recorded in Other Comprehensive Income:

				Accumulated
	Unfunded	Unrealized Gains	Foreign	Other
	Pension	on Cash Flow	Currency	Comprehensive
	Losses	Hedges	Adjustments	Income

Balance at December 31, 2000	$—	$—	$1.1	$1.1
January 1, 2001 — November 27, 2001 changes	—	—	(3.2)	(3.2)

Balance at November 27, 2001	$—	$—	$(2.1)	$(2.1)

Balance at November 28, 2001	$—	$—	$—	$—
November 28, 2001 — December 31, 2001 changes	(5.4)	—	3.0	(2.4)

Balance at December 31, 2001	(5.4)	—	3.0	(2.4)
2002 changes	(6.5)	0.1	8.9	2.5

Balance at December 31, 2002	(11.9)	0.1	11.9	0.1
2003 changes	4.9	0.7	19.8	25.4

Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5

		Tax
	Before tax	(expense)	Net-of-tax
	amount	benefit	amount

For the year ended December 31, 2003:
Minimum pension liability adjustment	$7.0	$(2.1)	$4.9
Gas hedging adjustment	1.1	(0.4)	0.7
Foreign currency translation adjustment	19.8	—	19.8

Other comprehensive income	$27.9	$(2.5)	$25.4

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

18.	QUARTERLY RESULTS (Unaudited)(a) (in millions, except share data)
The quarterly information below has been restated to reflect the matter discussed under the heading “Restatement” in Note 1 to the combined and consolidated financial statements.

	First	Second	Third	Fourth	Year
Quarter	(restated)	(restated)	(restated)	(restated)	(restated)

2003
Sales	$212.7	$88.7	$97.1	$202.1	$600.6
Cost of sales — shipping and handling	64.1	21.1	24.1	56.0	165.3
Cost of sales — products	95.5	48.9	55.1	88.8	288.3

Gross profit	53.1	18.7	17.9	57.3	147.0
Selling, general and administrative	11.6	11.5	11.2	14.7	49.0
Restructuring and other charges	—	—	—	2.4	2.4

Operating earnings (loss)(b)	41.5	7.2	6.7	40.2	95.6
Interest expense	11.9	13.1	15.5	15.8	56.3
Other (income) expense, net	(0.3)	1.3	1.6	1.1	3.7

Income before income taxes	29.9	(7.2)	(10.4)	23.3	35.6
Income tax (benefit) expense	3.1	(1.8)	(4.1)	6.1	3.3

Net income (loss)	26.8	(5.4)	(6.3)	17.2	32.3
Dividends on redeemable preferred stock	0.6	0.6	—	—	1.2
Gain on redemption of preferred stock	—	(8.2)	—	—	(8.2)

Net income available for common stock	$26.2	$2.2	$(6.3)	$17.2	$39.3

Net income (loss) per share, basic(d)	$0.74	$0.07	$(0.21)	$0.57	$1.21
Net income (loss) per share, diluted(d)	0.72	0.07	(0.21)	0.53	1.15
Basic weighted-average shares outstanding	35,104,091	34,663,944	30,029,932	30,173,200	32,492,792
Diluted weighted-average shares outstanding	36,176,300	35,987,434	30,029,932	32,074,416	33,983,983

	Amounts	Amounts	Amounts	Amounts	Amounts
	previously	previously	previously	previously	previously
	reported	reported	reported	reported	reported

Income before income taxes	29.9	(7.2)	(10.4)	23.3	35.6
Income tax (benefit) expense	4.4	(0.6)	(2.8)	7.4	8.4

Net income (loss)	25.5	(6.6)	(7.6)	15.9	27.2
Dividends on redeemable preferred stock	0.6	0.6	—	—	1.2
Gain on redemption of preferred stock	—	(8.2)	—	—	(8.2)

Net income (loss) available for common stock	$24.9	$1.0	$(7.6)	$15.9	$34.2

Net income (loss) per share, basic(d)	$0.71	$0.03	$(0.25)	$0.53	$1.05
Net income (loss) per share, diluted(d)	0.68	0.03	(0.25)	0.50	1.01
Basic weighted-average shares outstanding	35,104,091	34,663,944	30,029,932	30,173,200	32,492,792
Diluted weighted-average shares outstanding	36,176,300	35,987,434	30,029,932	32,074,416	33,983,983

Notes to Combined and Consolidated Financial Statements (continued)

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

	First	Second	Third	Fourth	Year
Quarter	(restated)	(restated)	(restated)	(restated)	(restated)

2002
Sales	$162.4	$82.3	$92.2	$165.7	$502.6
Cost of sales — shipping and handling	48.5	20.2	22.5	46.3	137.5
Cost of sales — products	74.3	45.7	53.3	65.9	239.2

Gross profit	39.6	16.4	16.4	53.5	125.9
Selling, general and administrative	9.6	9.8	10.7	10.5	40.6
Restructuring and other charges	2.5	2.2	2.1	0.9	7.7

Operating earnings (loss)(c)	27.5	4.4	3.6	42.1	77.6
Interest expense	10.5	10.6	10.7	10.6	42.4
Other (income) expense, net	—	4.4	(0.3)	0.8	4.9

Income before income taxes	17.0	(10.6)	(6.8)	30.7	30.3
Income tax (benefit) expense	6.5	(2.1)	(4.3)	13.2	13.3

Net income (loss)	10.5	(8.5)	(2.5)	17.5	17.0
Dividends on redeemable preferred stock	2.6	2.6	2.7	2.7	10.6

Net income available for common stock	$7.9	$(11.1)	$(5.2)	$14.8	$6.4

Net income (loss) per share, basic (d)	$0.23	$(0.32)	$(0.15)	$0.43	$0.18
Net income (loss) per share, diluted (d)	0.23	(0.32)	(0.15)	0.41	0.18
Basic weighted-average shares outstanding	34,854,690	35,097,328	35,100,596	35,103,830	35,039,110
Diluted weighted-average shares outstanding	34,854,690	35,097,328	35,100,596	36,064,684	35,474,539

	Amounts	Amounts	Amounts	Amounts	Amounts
	previously	previously	previously	previously	previously
	reported	reported	reported	reported	reported

Income before income taxes	17.0	(10.6)	(6.8)	30.7	30.3
Income tax (benefit) expense	5.5	(3.1)	(3.1)	12.1	11.4

Net income (loss)	11.5	(7.5)	(3.7)	18.6	18.9
Dividends on redeemable preferred stock	2.6	2.6	2.7	2.7	10.6

Net income (loss) available for common stock	$8.9	$(10.1)	$(6.4)	$15.9	$8.3

Net income (loss) per share, basic (d)	$0.26	$(0.29)	$(0.18)	$0.45	$0.24
Net income (loss) per share, diluted (d)	0.26	(0.29)	(0.18)	0.44	0.23
Basic weighted-average shares outstanding	34,854,690	35,097,328	35,100,596	35,103,830	35,039,110
Diluted weighted-average shares outstanding	34,854,690	35,097,328	35,100,596	36,064,684	35,474,539

(a)	See Notes to Combined and Consolidated Financial Statements for detail related to special charges.
(b)	Fourth quarter and annual operating results include special charges of $2.4 million ($2.3 million after tax) related to costs associated with the initial public offering.
(c)	Annual quarterly operating results include special charges of $7.7 million ($7.6 million after tax) related to transition costs associated with the Recapitalization.
(d)	Earnings (loss) per share are computed independently for each of the quarters presented. Accordingly, the accumulation of quarterly earnings per share may not equal the total.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

19.	SUBSEQUENT EVENT — QUARTERLY DIVIDEND DECLARED

On February 9, 2004, the board declared a quarterly cash dividend of $0.1875 per share on its outstanding common stock. The dividend is payable on March 15, 2004 to stockholders of record as of the close of business on March 1, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company pursuant to Exchange Act Rule 13a-14.
     The Company regularly evaluates the critical estimates and assumptions that it makes in the preparation of its financial statements. As a result of this evaluation process, the Company determined that its deferred income tax accounts and related valuation allowance should be adjusted for periods prior to 2004 to reflect the consideration of future reversals of existing taxable temporary differences as a possible source of taxable income. This non-cash adjustment is the basis for the restatement of the Company’s financial statements reflected in this amendment to the Company’s Annual Report on Form 10-K/ A.
     The non-cash adjustments to the deferred income tax accounts and related valuation allowance, reflected as non-cash adjustments to income tax expense on the combined and consolidated financial statements, are an (increase)/decrease of $5.1 million, or $0.16 basic and $0.14 diluted income per share, ($1.9) million or ($0.06) basic and ($0.05) diluted income per share, and $9.5 million or $2.95 basic and diluted income per share for the years ended December 31, 2003, 2002 and 2001, respectively. The adjustments have no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize benefits from its deferred tax assets.
     The non-cash adjustments to the Company’s deferred income tax accounts and related valuation allowance were the result of the consideration of future reversals of existing taxable temporary differences as a possible source of taxable income, which had not been done previously. In designing and evaluating their disclosure controls and procedures, the Company recognizes that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company believes that the errors which led to the restatement were the result of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. The material weakness was the result of (a) internal control deficiencies relating to the analysis and reconciliation of income tax accounts, (b) resource constraints related to the income tax accounting function and (c) incorrect conclusions reached regarding the accounting for our deferred income tax accounts and related valuation allowance. As a result of the material weakness described above, we concluded that our internal controls and procedures were ineffective as of December 31, 2003. The conclusion of the Chief Executive Officer and Chief Financial Officer from this evaluation were communicated to the Audit Committee.
     In order to remediate this matter, the Company has been identifying and implementing actions to improve the effectiveness of its disclosure controls and procedures and internal controls over its income tax accounting. In connection with this effort the Company has (a) added additional resources to the income tax accounting function and (b) adopted more rigorous policies and procedures with respect to the income tax account balance sheet review process. In addition, the Company plans to implement additional procedures effective immediately with respect to its income tax accounting process: (i) greater senior level financial officer review of the income tax balance sheet accounts and the related journal entries; and (ii) engaging an independent consultant to assist the Company’s personnel to conduct a comprehensive and detailed review of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. The Company believes that implementation of these steps will remediate this matter by the end of 2004 or beginning of 2005.
     There were no other significant changes in our disclosure controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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
Board Committees
Our board of directors has an audit committee established in accordance with Section 3(a)(58) of the Exchange Act. The audit committee, environmental, health and safety committee, compensation committee and nominating/corporate govern-

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

ance committee all operate under a written charters that have been adopted by our board of directors. We may appoint additional committees of our board of directors in the future, including for purposes of complying with all applicable corporate governance rules of the New York Stock Exchange.

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

    Compensation Committee

Our compensation committee discharges our board of directors’ responsibilities related to compensation of our executive officers and directors; produces an annual report on executive compensation for inclusion in our proxy statement; provides general oversight of our compensation structure, including our equity compensation plans and benefits programs; and retains and approves the terms of the retention of any compensation consultants and other compensation experts. Other specific duties of the compensation committee include: reviewing and approving objectives relevant to executive officer compensation; evaluation performance and determining the compensation of executive officers in accordance with those objectives; recommending to our board of directors appropriate director compensation; and annually evaluating its performance and its charter.

     The charter of the compensation committee is available on our Web site at www.compassminerals.com.

    Nominating/ Corporate Governance Committee

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

Code of Ethics

We have adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The code of ethics is filed as Exhibit 14 to this Form 10-K/A and posted on our Web site at www.compassminerals.com.

Section 16(a)Beneficial Ownership Reporting Compliance

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

			Long Term Compensation

			Awards	Pay outs

	Annual Compensation		Securities
			Underlying	Long Term
		Bonus	Options/SARs	Incentive	All Other
Name and Principal Position	Salary ($)	($)(1)	(#)(2)	Pay outs ($)(5)	Compensation ($)(3)

Michael E. Ducey President and Chief Executive Officer of CMI and President and Chief Executive Officer of CMG
2003	356,563	413,368	—	—	167,514
April (date of hire) to December 2002	262,500	251,328	540,774	—	130,761

Steven Wolf Vice President and General Manager, Highway Deicing and SOP of CMG
2003	282,042	236,283	—	852,920	113,985
2002	258,803	143,465	—	63,408	412,430
2001	247,108	91,998	220,961	—	50,348

Keith E. Clark Vice President and General Manager, General Trade of CMG
2003	207,763	111,054	—	824,733	88,995
2002	199,190	93,234	—	8,150	325,054
2001	193,804	75,323	213,411	—	34,405

David J. Goadby(4) Vice President of CMG and Managing Director, Salt Union Ltd.
2003	192,492	69,859	—	—	46,199
2002	168,774	47,095	—	—	219,886
2001	150,932	27,860	140,494	—	45,801

Rodney L. Underdown Vice President and Chief Financial Officer of CMI and Chief Financial Officer of CMG
2003	165,129	76,751	—	380,004	48,144
2002	150,000	48,960	—	—	211,294
2001	128,105	31,832	98,214	—	13,864

(1)	Bonuses were paid pursuant to the Compass Minerals Group Incentive Compensation Program. Under this program, bonus amounts were calculated on an annual basis according to business and individual performance.
(2)	Represents the number of shares of our common stock underlying options (as adjusted to reflect changes in our capital structure following the date of grant).
(3)	Consists of sale and retention bonuses related to the change in ownership subsequent to the Recapitalization, certain moving expenses incurred by Mr. Ducey considered by the U.S. Internal Revenue Service to be compensation and other employer contributions to our tax-qualified and non-tax- qualified defined contribution and defined benefit retirement plans.
(4)	Mr. Goadby’s compensation is paid in British pounds sterling, which has been converted to U.S. dollars at a rate of £0.5814 per $1.00.
(5)	In September of 2003, the deferred compensation plan was terminated resulting in distribution of all of its holdings to its participants. See Item 11, “Executive Compensation — Deferred Compensation Plan.”

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

			Number of Securities
			Underlying Unexercised		Value of Unexercised In-the-Money
	Number of		Options/SARs at December 31,		Options/SARs at December 31, 2003
	Shares		2003		($)(1)
	Acquired on	Value Realized
Name	Exercise	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Michael E. Ducey	67,595	77,740	337,980	135,193	4,353,182	1,741,286
Steven Wolf	27,617	52,769	138,101	55,242	1,778,741	711,517
Keith E. Clark	26,675	50,970	133,379	53,352	1,717,922	687,174
David J. Goadby	12,227	5,365	87,802	35,125	1,130,890	452,410
Rodney L. Underdown	12,276	23,457	61,381	24,553	790,587	316,243

(1)	Calculated by multiplying the difference between the fair market value of the shares of common stock underlying the options as of December 31, 2003 ($14.28 per share) and the exercise price of the options by the number of shares of common stock underlying the options.

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report on Form 10-K/A with respect to (i) each person that is a beneficial owner of more than 5% of our outstanding common stock, (ii) each director and named executive officer of the Company and (iii) all directors and executive officers of the Company as a group:

	Number of
	Shares of
	Common Stock
Name and Address of	Beneficially	Percent of
Beneficial Owner	Owned(1)	Class

Apollo(2)	11,462,064	35.93%
Neuberger Berman, Inc.(3)	1,754,000	5.50%
Michael E. Ducey(4)	617,190	1.93%
Keith E. Clark(4)	255,883	*
David J. Goadby(4)	155,578	*
Rodney L. Underdown(4)	117,810	*
Steven Wolf(4)	264,825	*
Joel A. Asen(5)	53,669	*
Robert F. Clark(6)	177,832	*
Peter P. Copses(5)	53,669	*
Robert H. Falk(5)	53,669	*
Joshua J. Harris(5)	53,669	*
Scott M. Kleinman(5)	53,669	*
Douglas A. Pertz(5)	53,669	*
Heinn F. Tomfohrde, III(5)	53,669	*
Bradley J. Bell(5)	37,367	*
All directors and officers as a group	2,002,168	6.28%

*	Represents less than 1% of the outstanding shares of common stock (excluding any shares held by YBR Holdings that could be attributed to any of these individuals).

(1)	For purposes of this table, information as to the percentage of shares beneficially owned is calculated based on 31,899,567 shares of common stock outstanding. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power, which includes the power to vote or direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in these footnotes, each of the beneficial owners has, to our knowledge, sole voting and investment power with respect to the indicated shares of common stock.

(2)	Represents all shares held of record by YBR Holdings. YBR Holdings is an affiliate of, and is controlled by, Apollo through Apollo’s majority ownership of YBR Holdings’ membership interests. The address of each of YBR Holdings, Apollo and of Messrs. P. Copses, R. Falk, J. Harris and S. Kleinman is c/o Apollo Management, L.P., 1301 Avenue of the Americas, New York, New York 10019.
(3)	The address of Neuberger Berman, Inc. is 605 Third Ave., New York, New York 10158-3698.
(4)	Includes options that are currently exercisable or will become exercisable in the next 60 days. Does not include options to purchase 135,192, 53,352, 35,125, 24,553 and 55,242 shares of our common stock that we have granted to Messrs. M. Ducey, K. Clark, D. Goadby, R. Underdown and S. Wolf, respectively. These options are subject to time and performance vesting conditions and are not currently exercisable (and will not become exercisable within the next 60 days). See Item 11, “Executive Compensation — 2001 Option Plan.” The address of each of Messrs. M. Ducey, K. Clark, D. Goadby, R. Underdown and S. Wolf is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.
(5)	Represents options to purchase 37,367 shares of our common stock that we have granted to Mr. B. Bell and 53,669 shares of our common stock that we have granted to each of Messrs. J. Asen, P. Copses, R. Falk, J. Harris, S. Kleinman, D. Pertz and H. Tomfohrde III. These options are exercisable immediately.
(6)	The address of Mr. R. Clark is c/o Compass Minerals International, Inc., 8300 College Boulevard, Overland Park, Kansas 66210.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

    Supply Agreements

We have contracted with IMC Global or its affiliates to supply some of our facilities with raw materials used in the production of our products and to supply to other facilities finished products that we distribute to our customers or other distributors. IMC Global supplies us with the following products:

•	coarse and mixed highway deicing salt, as a finished product, from IMC Global’s Esterhazy, Saskatchewan facility;

•	bulk white granular ice melt muriate of potash from IMC Global’s Belle Plaine, Saskatchewan facility;

•	packaged water softener muriate of potash, as a finished product, from IMC Global’s Belle Plaine, Saskatchewan facility;

•	muriate of potash, as a raw material, from IMC Global’s Esterhazy, Saskatchewan facility to our Ogden facility; and

•	a variety of general trade salt products, as finished products, from IMC Global’s Hersey, Michigan facility.

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

A summary of the services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002 are as follows (in millions):

	2003	2002

Audit fees(a)	$0.6	$1.0
Tax fees(b)	1.0	0.9
All other fees(c)	0.1	—

	$1.7	$1.9

(a)	Relates to services for the annual financial statement audits included in our Form 10-K for CMI and CMG, quarterly reviews for the financial statements included in our Form 10-Q, other financial statement audits that were required by SEC rules, reviews of registration statements and other SEC filings, and procedures performed for comfort letters issued to underwriters in connection with capital market transactions.
(b)	Relates to services for reviews of certain tax filings, as well as research and advice on tax planning matters.
(c)	Relates to audits of pension and retirement plans.

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

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Consolidated Balance Sheets as of December 31, 2003 and 2002, restated	38
Combined and Consolidated Statements of Operations for the three years ended December 31, 2003, restated	39
Combined and Consolidated Statements of Stockholders’ Equity (Deficit) for the three years ended December 31, 2003, restated	40
Combined and Consolidated Statements of Cash Flows for the three years ended December 31, 2003, restated	41
Notes to Combined and Consolidated Financial Statements, restated	42

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.

December 31, 2003, 2002 and 2001

	Balance at	Additions			Balance at
Description	the Beginning	Charged to			the End of
(in millions)	of the Year	Expense	Deductions(1)	Other	the Year

Deducted from Receivables — Allowance for Doubtful Accounts
2003	$1.6	$1.1	$(0.6)	$—	$2.1
2002	2.0	0.0	(0.4)	—	1.6
2001	1.8	1.6	(1.4)	—	2.0
Deducted from Deferred Income Taxes — Valuation Allowance (restated)
2003	$30.5	—	$(5.7)	$—	$24.8
2002	31.5	—	(1.0)	—	30.5
2001(2)	43.2	—	(7.7)	(4.0)	31.5

(1)	Deduction for purposes for which reserve was created.
(2)	Other includes a corresponding tax asset that diminished upon Recapitalization.

(b) Exhibits

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

2.1	Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.2 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

3.1	Amended and Restated Certificate of Incorporation of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

3.2	Amended and Restated By-laws of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.2 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

10.1	Indenture, dated December 20, 2002, between Salt Holdings Corporation, as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.2	Form of Initial Note (included as Exhibit A to Exhibit 10.1).

10.3	Form of Exchange Note (included as Exhibit B to Exhibit 10.1).

10.4	First Supplemental Indenture to the Indenture governing the 12 3/4% Senior Discount Notes Due 2012 of Salt Holdings Corporation, dated May 21, 2003, between Salt Holdings Corporation and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.5 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.5	Indenture, dated May 22, 2003, governing the 12% Senior Subordinated Discount Notes Due 2013 of Salt Holdings Corporation, between Salt Holdings Corporation, as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.6	Form of 12% Senior Subordinated Discount Note (included as Exhibit A to Exhibit 10.5).

10.7	Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.8	Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement, dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.2 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.9	Royalty Agreement, dated September 1, 1962, between IMC Kalium Ogden Corp. and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.10	Amended and Restated Credit Agreement, dated April 10, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint-bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent (incorporated herein by reference to Exhibit 10.4 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.11	Amendment No. 1 to the Amended and Restated Credit Agreement, dated December 19, 2002, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, Chase Manhattan International Limited, as U.K. agent, J.P. Morgan Securities Inc., as joint advisor, co-lead arranger and joint bookrunner, Deutsche Banc Alex. Brown Inc., as syndication agent, joint advisor, co-lead arranger and joint bookrunner, Credit Suisse First Boston Corporation, as co-documentation agent, and Credit Lyonnais, as co-documentation agent (incorporated herein by reference to Exhibit 10.5 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.12	Amendment No. 2 to the Amended and Restated Credit Agreement, dated May 5, 2003, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.6 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

Exhibit
No.	Description of Exhibit

10.13	Amendment No. 3 to the Amended and Restated Credit Agreement, dated May 21, 2003, among Salt Holdings Corporation, Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.7 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.14	Amendment No. 4 to the Amended and Restated Credit Agreement and Waiver, dated November 17, 2003, among Compass Minerals International, Inc., Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Inc., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank, as administrative agent, J.P. Morgan Bank Canada, as Canadian agent, and J.P. Morgan Europe Limited, as U.K. agent (incorporated herein by reference to Exhibit 10.8 to Compass Minerals’ Registration Statement on Form S-1, File No. 333-110250).

10.15	U.S. Collateral and Guaranty Agreement, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc., Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company and JPMorgan Chase Bank, as collateral agent (incorporated herein by reference to Exhibit 10.8 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.16	U.S. Collateral Assignment, dated November 28, 2001, among Salt Holdings Corporation, Compass Minerals Group, Inc. and JPMorgan Chase Bank (incorporated herein by reference to Exhibit 10.9 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.17	Foreign Guaranty, dated November 28, 2001, among Sifto Canada Inc., Salt Union Limited, IMC Global (Europe) Limited, IMC Global (UK) Limited, London Salt Limited, Direct Salt Supplies Limited, J.T. Lunt & Co. (Nantwich) Limited, and JPMorgan Chase Bank, as collateral agent (incorporated herein by reference to Exhibit 10.10 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.18	Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

10.19	Service Agreement, dated September 1, 1997, between Salt Union Limited and David J. Goadby (incorporated herein by reference to Exhibit 10.13 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.20	Investor Rights Agreement, dated November 28, 2001, between Salt Holdings Corporation and the holders of securities of Salt Holdings Corporation party thereto (incorporated herein by reference to Exhibit 10.14 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.21	Amended and Restated Stock Rights Agreement, dated as of June 23, 2003, by and among Salt Holdings Corporation, Apollo Management V, L.P., each of the stockholders listed on Schedule A attached thereto and IMC Global Inc. (incorporated herein by reference to Exhibit 10.15 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.22	Amended and Restated Management Consulting Agreement, dated December 10, 2003, between Compass Minerals International, Inc. and Apollo Management V, L.P. (incorporated herein by reference to Exhibit 10.16 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

10.23	Master Assignment Agreement, dated April 10, 2002, among Compass Minerals Group, Inc., a Delaware corporation, the lenders party thereto and JPMorgan Chase Bank, as administrative agent for the Existing Lenders (as defined in the Master Assignment Agreement) (incorporated herein by reference to Exhibit 10.17 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.24	Employment Agreement, dated March 12, 2002, between Compass Minerals Group, Inc. and Michael E. Ducey (incorporated herein by reference to Exhibit 10.18 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.25	Rights Plan, dated as of December 11, 2003, between Compass Minerals International, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

10.26	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 10.19).

12.1**	Statement of Computation of Ratio of Earnings to Fixed Charges.

14**	Compass Minerals International, Inc. Code of Ethics.

21.1**	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.

32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith.

**	Previously filed with Form 10-K

(c) Reports on Form 8-K:

None

COMPASS MINERALS INTERNATIONAL, INC.	2003 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ MICHAEL E. DUCEY
_______________________________________
Michael E. Ducey
President and Chief Executive Officer

Date: November 12, 2004

/s/ RODNEY L. UNDERDOWN
_______________________________________
Rodney L. Underdown
Chief Financial Officer and Vice President

Date: November 12, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals International, Inc. and in the capacities indicated on November 12, 2004.

Signature	Capacity

/s/ MICHAEL E. DUCEY Michael E. Ducey	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RODNEY L. UNDERDOWN Rodney L. Underdown	Chief Financial Officer and Vice President (Principal Financial and Accounting Officer)

/s/ JOEL A. ASEN Joel A. Asen	Director

/s/ BRADLEY J. BELL Bradley J. Bell	Director

/s/ PETER P. COPSES Peter P. Copses	Director

/s/ ROBERT H. FALK Robert H. Falk	Director

/s/ RICHARD S. GRANT Richard S. Grant	Director

/s/ JOSHUA J. HARRIS Joshua J. Harris	Director

/s/ SCOTT M. KLEINMAN Scott M. Kleinman	Director

/s/ DOUGLAS A. PERTZ Douglas A. Pertz	Director

/s/ HEINN F. TOMFOHRDE, III Heinn F. Tomfohrde, III	Director