Form 10-Q/A
period 2004-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2004-11-12
CIK 1227654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes: ☑          No: ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes: ☐          No: ☑

          The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at November 8, 2004 was 30,870,936 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Introductory Note

      Compass Minerals International, Inc. (the “Company”) amended its Annual Report on Form 10-K filed on March 19, 2004 with the Securities and Exchange Commission (“SEC”), for the years ended December 31, 2003, 2002 and 2001 to restate the combined and consolidated financial statements for each of those three years in order to correct an error in the calculation of the deferred income tax accounts and related valuation allowance dating back to the year ended December 31, 1998. The effect of the timing of future reversals of existing taxable temporary differences (deferred tax liabilities) had not been previously considered as a possible source of future taxable income (see the disclosure under the heading “Restatement” in Note 1 to the combined and consolidated financial statements in the Annual Report on Form 10-K/ A filed with the SEC on November 12, 2004).

      As a result of restating the consolidated financial statements for the year ended December 31, 2003, the Company determined that its financial statements for the three-month periods ended March 31, 2004 and 2003 also needed to be restated in order to reflect the correction discussed above (see the disclosure under the heading “Restatement” in Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A). In addition, as further discussed under the heading “Restatement” in Note 1, the Company has restated the 2004 consolidated financial statements in this Quarterly Report on Form 10-Q/A to reflect the tax benefit associated with stock option exercises that occurred during 2004. This amendment reflects only the changes discussed above and has no impact on cash flows, operating earnings, income before income taxes, or the Company’s ability to realize the benefits from its deferred tax assets.

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(restated)	(restated)

	(Unaudited)
	(In millions,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$71.3	$2.6
Receivables, less allowance for doubtful accounts of $2.1 million in 2004 and in 2003	86.0	117.4
Inventories	56.8	96.7
Other	2.5	3.7

Total current assets	216.6	220.4
Property, plant and equipment, net	257.2	262.0
Intangible assets — mineral interests and other, net	172.0	172.7
Other	31.0	31.4

Total assets	$676.8	$686.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.7	$0.8
Accounts payable	53.4	72.6
Accrued expenses	15.4	14.4
Accrued interest	4.4	12.7
Accrued salaries and wages	14.0	13.5
Income taxes payable	8.0	—

Total current liabilities	95.9	114.0
Long-term debt, net of current portion	584.3	602.5
Deferred income taxes	60.7	61.7
Other noncurrent liabilities	36.6	36.4
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 200,000,000 at March 31, 2004 and December 31, 2003; issued shares — 35,367,264 at March 31, 2004 and December 31, 2003	0.3	0.3
Additional paid in capital	9.9	14.6
Treasury stock at cost — 5,080,295 shares at March 31, 2004 and 5,191,237 shares at December 31, 2003	(9.7)	(9.7)
Accumulated deficit	(128.5)	(158.8)
Accumulated other comprehensive income	27.3	25.5

Total stockholders’ deficit	(100.7)	(128.1)

Total liabilities and stockholders’ deficit	$676.8	$686.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

		2003
	2004	(restated)

	(Unaudited)
	(In millions,
	except share data)
Sales	$250.5	$212.7
Cost of sales — shipping and handling	74.4	64.1
Cost of sales — products	104.1	95.5

Gross profit	72.0	53.1
Selling, general and administrative expenses	14.4	11.6

Operating earnings	57.6	41.5
Other (income) expense:
Interest expense	15.4	11.9
Other, net	0.5	(0.3)

Income before income taxes	41.7	29.9
Income tax expense	11.4	3.1

Net income	30.3	26.8
Dividends on preferred stock	—	0.6

Net income available for common stock	$30.3	$26.2

Net income per share, basic	$1.00	$0.74
Net income per share, diluted	0.94	0.72
Cash dividends per share, common	0.1875	—
Basic weighted-average shares outstanding	30,241,662	35,104,091
Diluted weighted-average shares outstanding	32,174,309	36,176,300

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended March 31, 2004, restated

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total

	(Unaudited)
	(In millions)
Balance, December 31, 2003	$0.3	$14.6	$(9.7)	$(158.8)	$25.5	$(128.1)
Dividends on common stock		(5.7)				(5.7)
Stock options exercised		0.6				0.6
Stock-based compensation		0.4				0.4
Comprehensive income:
Net income				30.3		30.3
Unrealized gain on cash flow hedges, net of tax					0.3	0.3
Cumulative translation adjustments					1.5	1.5

Comprehensive income						32.1

Balance, March 31, 2004	$0.3	$9.9	$(9.7)	$(128.5)	$27.3	$(100.7)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

		2003
	2004	(restated)

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$30.3	$26.8
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	10.5	9.8
Finance fee amortization	0.6	0.5
Accreted interest	5.7	2.1
Deferred income taxes	(0.2)	(0.4)
Tax benefit from exercise of stock options	0.4	—
Other	0.4	—
Changes in operating assets and liabilities:
Receivables	31.6	12.3
Inventories	39.6	43.7
Other assets	0.6	(1.8)
Accounts payable and accrued expenses	(17.8)	(20.2)
Other noncurrent liabilities	—	(0.1)

Net cash provided by operating activities	101.7	72.7

Cash flows from investing activities:
Capital expenditures	(3.9)	(2.7)
Other	0.1	—

Net cash used in investing activities	(3.8)	(2.7)

Cash flows from financing activities:
Principal payments on long-term debt	(10.2)	(30.5)
Revolver activity	(14.0)	—
Dividends paid	(5.7)	—
Proceeds from stock option exercises	0.2	—
Deferred financing costs	(0.1)	(0.1)

Net cash used in financing activities	(29.8)	(30.6)

Effect of exchange rate changes on cash and cash equivalents	0.6	(1.2)

Net increase in cash and cash equivalents	68.7	38.2

Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$71.3	$50.1

Supplemental cash flow information:
Interest paid	$17.3	$17.4
Income taxes paid, net of refunds	2.7	2.1

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

      The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2004.

      Restatement: Prior to the quarter ended September 30, 2004, the Company recorded full valuation allowances against certain U.S. deferred tax assets. The Company, after discussions with its independent registered public accounting firms, has subsequently determined that future reversals of existing taxable temporary differences (deferred tax liabilities) should have been considered as a possible source of taxable income when evaluating the need for a valuation allowance against deferred tax assets. Upon consideration of the reversal of these existing taxable temporary differences, the Company has now determined that it had overstated its deferred tax asset valuation allowance and, thereby, understated its deferred tax assets.

      As a result, the Company has recalculated its deferred income tax accounts and related valuation allowance at the end of each year from December 31, 1998 through December 31, 2003 and the three-month periods ended March 31, 2004 and 2003. Based on the recalculation, the Company restated the consolidated financial statements and the accompanying notes to the consolidated financial statements, as applicable, for the three-month period ended March 31, 2003 to reflect the adjustments in the deferred income tax accounts and related valuation allowance. Based on the recalculation, the three-month period ended March 31, 2004 only required a restatement for the cumulative decrease to deferred income tax liability and accumulated deficit for amounts restated in prior periods. These adjustments during the previous reporting periods had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

      The following is a summary of the effects of these non-cash adjustments (in millions):

Cumulative decrease to deferred income tax liability and decrease to accumulated deficit at January 1, 2003	$10.9
Decrease in income tax expense and increase in net income and net income available for common stock for the three-months ended March 31, 2003 (Net income per share, $0.03 basic and $0.04 diluted)	1.3
Cumulative decrease to deferred income tax liability and decrease to accumulated deficit at January 1, 2004	16.0

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, prior to the quarter ended September 30, 2004, the Company did not recognize the tax benefit associated with the exercise of stock options. The Company has determined that it needs to restate the 2004 deferred income tax liability and stockholders’ equity accounts to properly reflect the impact of the tax benefit from stock option exercises.

      The following tables present (in millions, except share data) the impact of the restatement on the consolidated statements of operations, the consolidated balance sheets, and consolidated statements of cash flows. The amounts previously reported are derived from the Company’s historical filings with the SEC.

	For the three months
	ended March 31, 2003

	Amounts
	previously	As
	reported	Restated

Consolidated statement of operations:
Income before income taxes	$29.9	$29.9
Income tax expense	4.4	3.1
Net income	25.5	26.8
Net income available for common stock	24.9	26.2
Net income per share, basic	$0.71	$0.74
Net income per share, diluted	0.68	0.72

	March 31, 2004		December 31, 2003

	Amounts		Amounts
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated balance sheet:
Deferred income taxes	$77.1	$60.7	$77.7	$61.7
Additional paid in capital	9.5	9.9	14.6	14.6
Accumulated deficit	(144.5)	(128.5)	(174.8)	(158.8)
Total stockholders’ equity (deficit)	(117.1)	(100.7)	(144.1)	(128.1)

	For the three months		For the three months
	ended March 31, 2004		ended March 31, 2003

	Amounts		Amounts
	previously	As	previously	As
	reported	restated	reported	restated

Consolidated statement of cash flows:
Net income	$30.3	$30.3	$25.5	$26.8
Deferred income taxes	0.2	(0.2)	0.9	(0.4)
Tax benefit from exercise of stock options	—	0.4	—	—
Net cash provided by operating activities	101.7	101.7	72.7	72.7

2.	Recent Accounting Pronouncements:

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

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Property, plant and equipment consists of the following (in millions):

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

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Income tax expense for the three months ended March 31, 2004 and 2003 was $11.4 million and $3.1 million, respectively. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense and changes in the valuation allowance for deferred tax assets.

      At March 31, 2004, we had approximately $74.4 million of net operating loss carryforwards (“NOLs”) that expire between 2007 and 2022. The Company has recorded a valuation allowance for a portion of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized.

      For the three-month period ended March 31, 2004, no adjustment to the valuation allowance against deferred tax assets was necessary. As part of the restatement to the consolidated financial statements in the Annual Report on Form 10-K/ A filed with the SEC on November 12, 2004, the Company determined that a valuation allowance against deferred tax assets for the three-month period ended March 31, 2003, in the amount of $1.3 million, was not necessary based on the timing of future reversals of existing taxable temporary differences. The Company reduced its valuation allowance against deferred tax assets by this amount resulting in a decrease in income tax expense, an increase in net income and net income available for common stock for the three-month period ended March 31, 2003. As of March 31, 2004 and December 31, 2003, the Company’s valuation allowance was $24.8 million. If sufficient evidence exists in the future that more or less of the Company’s deferred tax assets should be realized, an adjustment to the valuation allowance will be made at that time.

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

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Operating Segments:

      Segment information is as follows (in millions):

	Three Months Ended March 31, 2004

	Salt	Potash	Other(a)	Total

Sales to external customers	$228.7	$21.8	$—	$250.5
Intersegment sales	—	2.3	(2.3)	—
Cost of sales — shipping and handling costs	70.7	3.7	—	74.4
Operating earnings (loss)	60.2	3.0	(5.6)	57.6
Depreciation, depletion and amortization	8.5	2.0	—	10.5
Total assets	511.6	143.5	21.7	676.8

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31, 2003

	Salt	Potash	Other(a)	Total

Sales to external customers	$200.4	$12.3	$—	$212.7
Intersegment sales	—	1.8	(1.8)	—
Cost of sales — shipping and handling costs	62.0	2.1	—	64.1
Operating earnings (loss)	45.4	0.3	(4.2)	41.5
Depreciation, depletion and amortization	7.8	2.0	—	9.8
Total assets	488.0	119.5	18.0	625.5

(a)	“Other” includes corporate entities and eliminations.

11.	Stockholders’ Equity and Stock Options:

      On February 9, 2004, the board declared a quarterly cash dividend of $0.1875 per share, or approximately $5.7 million, on its outstanding common stock. The dividend was paid on March 15, 2004 to stockholders of record as of the close of business on March 1, 2004.

      During the first quarter of 2004, the Company reissued 110,942 shares of treasury stock, all of which were issued upon the exercise of stock options. The Company recorded a tax benefit of $0.4 million from the exercise of stock options that was recorded as additional paid in capital.

12.	Earnings per Share:

      The following table sets forth the computation of basic and diluted earnings per common share for the three-month periods ended March 31, (in millions, except for share and per share data):

		2003
	2004	(restated)

Numerator:
Net income	$30.3	$26.8
Dividends on redeemable preferred stock	—	0.6

Net income available for common stock	$30.3	$26.2

Denominator:
Average common shares outstanding	30,241,662	35,104,091

Shares for basic earnings per share	30,241,662	35,104,091
Stock options	1,932,647	1,072,209
Shares for diluted earnings per share	32,174,309	36,176,300
Net income per share, basic	$1.00	$0.74
Net income per share, diluted	$0.94	$0.72

13.	Other Comprehensive Income:

      The Company’s comprehensive income is comprised of net income, the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments. The components of comprehensive income for the three-month periods ended March 31, are (in millions):

		2003
	2004	(restated)

Net income	$30.3	$26.8
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	(0.6)
Cumulative translation adjustments	1.5	2.2

Comprehensive income	$32.1	$28.4

      The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the three-month period ended March 31, 2004 (in millions):

		Unrealized		Accumulated
	Unfunded	Gain on	Foreign	Other
	Pension	Cash Flow	Currency	Comprehensive
	Losses	Hedges	Adjustments	Income

Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	—	0.3	1.5	1.8

Balance at March 31, 2004	$(7.0)	$1.1	$33.2	$27.3

	For the Three-Months Ended
	March 31, 2004:

	Before
	Tax	Tax	Net-of-Tax
	Amount	Expense	Amount

Unrealized gains on cash flow hedges	$0.4	$(0.1)	$0.3
Foreign currency translation adjustment	1.5	—	1.5

Other comprehensive income	$1.9	$(0.1)	$1.8

14.	Subsequent Event:

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

      Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported from time to time in the Company’s SEC reports.

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

Critical Accounting Estimates

      Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A filed with the SEC on November 12, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2004 other than those described in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A.

Results of Operations

      The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended
	March 31,

	2004	2003

	(Dollars in millions,
	except per ton data)
Sales	$250.5	$212.7
Cost of sales — shipping and handling	74.4	64.1
Cost of sales — products	104.1	95.5

Gross profit	72.0	53.1
Selling, general and administrative expenses	14.4	11.6
Restructuring and other charges	—	—

Operating income	57.6	41.5
Interest expense	15.4	11.9
Other expense/ (income)	0.5	(0.3)

Income before income taxes	41.7	29.9
Income tax expense	11.4	3.1

Net income	30.3	26.8
Dividends on preferred stock	—	0.6

Net income available for common stock	$30.3	$26.2

Sales by Segment:
Salt	$228.7	$200.4
Specialty potash fertilizers	21.8	12.3

Total	$250.5	$212.7

Sales Volumes (in thousands of tons):
Highway deicing	4,679	4,378
General trade	785	732
Specialty potash	101	58
Average Sales Price (per ton):
Highway deicing	$32.45	$30.61
General trade	97.35	90.15
Specialty potash	215.42	212.74

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

Other Expense/ (Income)

      Other expense for the first quarter of 2004 of $0.5 million increased $0.8 million compared to other income of $0.3 million for the same period in 2003. As part of other expense, we recorded non-cash foreign exchange losses and (gains) of $0.4 million and $(0.3) million in the first quarter of 2004 and 2003, respectively.

Income Tax Expense

      Income tax expense for the first quarter of 2004 of $11.4 million increased $8.3 million compared to income tax expense of $3.1 million for the same period in 2003. This increase between periods is primarily due to the overall increase in pre-tax income. Also contributing to the increase was the timing of future reversals of existing taxable temporary differences resulting in changes to required valuation allowances against deferred tax assets for NOLs in the three-month period ended March 31, 2003. Additionally, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense and changes in the valuation allowance for deferred tax assets.

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

      Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to make payments on our indebtedness and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior credit facilities and the indenture governing the senior subordinated notes of Compass Minerals Group significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries will be permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. The terms of our senior credit facilities also restrict our subsidiaries from paying dividends to us in order to fund cash interest on our senior discount notes and subordinated discount notes if we do not maintain an adjusted senior indebtedness leverage ratio of 5.00 or less (as of March 31, 2004) or if a default or event of default has occurred and is continuing under our senior credit facilities. As of March 31, 2004, our adjusted senior indebtedness leverage ratio was 2.95. We cannot assure you that we will maintain this ratio. This ratio is not necessarily comparable to other similarly titled ratios of other companies due to inconsistencies in the method of calculation and we encourage you to read our amended and restated credit agreement, as amended, contained in the exhibits to our Annual Report on Form 10-K/A filed with the SEC on November 12, 2004.

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

Contractual Obligations and Commitments

      The Company’s contractual obligations and commitments at March 31, 2004 are as follows (in millions):

	Payments Due by Period

		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt(a)	$696.2	$0.7	$1.4	$1.4	$692.7
Operating leases(b)	29.4	6.6	7.9	4.3	10.6
Unconditional purchase obligations(c)	63.8	8.9	17.9	17.9	19.1
Management agreement(d)	7.7	1.0	2.0	2.0	2.7

Total contractual cash obligations	$797.1	$17.2	$29.2	$25.6	$725.1

	Amount of Commitment Expiration per Period

		Less than	2-3	4-5	After
Other Commitments	Total	1 Year	Years	Years	5 Years

Amount available under the revolving credit facility	$126.8	$—	$—	$126.8	$—
Outstanding letters of credit	8.2	8.2	—	—	—
Outstanding performance bonds(e)	15.3	15.3	—	—	—

Total other commitments	$150.3	$23.5	$—	$126.8	$—

(a)	Includes the aggregate principal amounts at maturity for the senior discount notes of $123.5 million and the senior subordinated discount notes of $179.6 million.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.

(c)	We have long-term contracts to purchase certain amounts of electricity and steam.

(d)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K/A filed with the SEC on November 12, 2004, for additional information.

(e)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K/A filed with the SEC on November 12, 2004, for additional information related to Sales Contracts.

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

      Within the 90 days prior to the date of this interim report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures of the Company pursuant to Exchange Act Rule 13a-14.

      The Company regularly evaluates the critical estimates and assumptions it makes in the preparation of its financial statements. As a result of this evaluation process, the Company determined that its deferred income tax accounts and related valuation allowance should be adjusted for periods prior to 2004 to reflect the consideration of future reversals of existing taxable temporary differences as a possible source of taxable income. This non-cash adjustment was the basis for the restatement of the Company’s financial statements reflected in the Company’s Annual Report on Form 10-K/ A filed with the SEC on November 12, 2004. In addition, as a result of this process, the Company determined it had not historically recorded the tax benefit associated with stock option exercises in the balance sheet. The Company has restated the consolidated financial statements included in this March 31, 2004 Form 10-Q/A to also reflect this adjustment.

      The non-cash adjustments to the deferred income tax accounts and related valuation allowance, were reflected as non-cash adjustments to income tax expense on the combined and consolidated financial statements. The adjustments had no impact on cash flows, operating earnings, income before taxes or the Company’s ability to realize benefits from its deferred tax assets.

      The non-cash adjustments to the Company’s deferred income tax accounts and related valuation allowance were the result of the consideration of future reversals of existing taxable temporary differences as a possible source of taxable income, which had not been done previously. In designing and evaluating their disclosure controls and procedures, the Company recognizes that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company believes that the errors which led to the restatement were the result of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. The material weakness was the result of (a) internal control deficiencies relating to the analysis and reconciliation of income tax accounts, (b) resource constraints related to the income tax accounting function and (c) incorrect conclusions reached regarding the accounting for our deferred income tax accounts and related valuation allowance. As a result of the material weakness described above, we concluded that our internal controls and procedures were ineffective as of March 31, 2004. The conclusion of the Chief Executive Officer and Chief Financial Officer from this evaluation was communicated to the Audit Committee.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

31	.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31	.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32*		Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith

      (b) Reports on Form 8-K

      Form 8-K filed January 8, 2004, “Other Events”

      Form 8-K filed January 28, 2004, “Regulation FD Disclosure”

      Form 8-K filed February 12, 2004, “Regulation FD Disclosure”

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