Form 10-Q/A
period 2004-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2004-11-12
CIK 1227654

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

COMPASS MINERALS INTERNATIONAL, INC.

Introductory Note

      Compass Minerals International, Inc. (the “Company”) amended its Annual Report on Form 10-K filed on March 19, 2004 with the Securities and Exchange Commission (“SEC”), for the years ended December 31, 2003, 2002 and 2001 to restate the combined and consolidated financial statements for each of those three years in order to correct an error in the calculation of the deferred income tax accounts and related valuation allowance dating back to the year ended December 31, 1998. The effect of the timing of future reversals of existing taxable temporary differences (deferred tax liabilities) had not been previously considered as a possible source of future taxable income (see the disclosure under the heading “Restatement” in Note 1 to the combined and consolidated financial statements in the Annual Report on Form 10-K/A filed with the SEC on November 12, 2004).

      As a result of restating the consolidated financial statements for the year ended December 31, 2003, the Company determined that its financial statements for the three and six-month periods ended June 30, 2004 and 2003 also needed to be restated in order to reflect the correction discussed above (see the disclosure under the heading “Restatement” in Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A). In addition, as further discussed under the Heading “Restatement” in Note 1, the Company has restated the 2004 consolidated financial statements in this Quarterly Report on Form 10-Q/A to reflect the tax benefit associated with stock option exercises that occurred during 2004. This amendment reflects only the changes discussed above and has no impact on cash flows, operating earnings, income before income taxes, or the Company’s ability to realize the benefits from its deferred tax assets.

PART I.

FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(restated)	(restated)

	(Unaudited)
	(In millions,
	except share data)
ASSETS
Current assets:
Cash and cash equivalents	$54.9	$2.6
Receivables, less allowance for doubtful accounts of $1.9 million in 2004 and $2.1 million in 2003	54.0	117.4
Inventories	82.7	96.7
Other	3.2	3.7

Total current assets	194.8	220.4
Property, plant and equipment, net	250.3	262.0
Intangible assets — mineral interests and other, net	171.3	172.7
Other	30.3	31.4

Total assets	$646.7	$686.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.6	$0.8
Accounts payable	43.9	72.6
Accrued expenses	11.7	14.4
Accrued interest	12.5	12.7
Accrued salaries and wages	13.2	13.5
Income taxes payable	2.1	—

Total current liabilities	84.0	114.0
Long-term debt, net of current portion	579.9	602.5
Deferred income taxes	59.7	61.7
Other noncurrent liabilities	36.4	36.4
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 200,000,000 at June 30, 2004 and December 31, 2003; issued shares — 35,367,264 at June 30, 2004 and December 31, 2003	0.3	0.3
Additional paid in capital	4.7	14.6
Treasury stock at cost — 4,606,062 shares at June 30, 2004 and 5,191,237 shares at December 31, 2003	(8.7)	(9.7)
Accumulated deficit	(134.4)	(158.8)
Accumulated other comprehensive income	24.8	25.5

Total stockholders’ deficit	(113.3)	(128.1)

Total liabilities and stockholders’ deficit	$646.7	$686.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

		2003		2003
	2004	(restated)	2004	(restated)

	(Unaudited)
	(In millions, except share data)
Sales	$96.9	$88.7	$347.4	$301.4
Cost of sales — shipping and handling	22.7	21.1	97.1	85.2
Cost of sales — products	54.1	48.9	158.2	144.4

Gross profit	20.1	18.7	92.1	71.8
Selling, general and administrative expenses	12.6	11.5	27.0	23.1
Other charges	0.4	—	0.4	—

Operating earnings	7.1	7.2	64.7	48.7
Other (income) expense:
Interest expense	15.1	13.1	30.5	25.0
Other, net	0.2	1.3	0.7	1.0

Income (loss) before income taxes	(8.2)	(7.2)	33.5	22.7
Income tax expense (benefit)	(2.3)	(1.8)	9.1	1.3

Net income (loss)	(5.9)	(5.4)	24.4	21.4
Dividends on preferred stock	—	0.6	—	1.2
Gain on redemption of preferred stock	—	(8.2)	—	(8.2)

Net income (loss) available for common stock	$(5.9)	$2.2	$24.4	$28.4

Net income (loss) per share, basic	$(0.19)	$0.07	$0.80	$0.81
Net income (loss) per share, diluted	(0.19)	0.07	0.76	0.79
Cash dividends per share, common	0.25	2.85	0.44	2.85
Basic weighted-average shares outstanding	30,516,370	34,663,944	30,379,016	34,884,018
Diluted weighted-average shares outstanding	30,516,370	35,987,434	32,200,707	36,081,867

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2004, restated

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total

	(Unaudited)
	(In millions)
Balance, December 31, 2003	$0.3	$14.6	$(9.7)	$(158.8)	$25.5	$(128.1)
Dividends on common stock		(13.3)				(13.3)
Stock options exercised		2.9	1.0			3.9
Stock-based compensation		0.5				0.5
Comprehensive income:
Net income				24.4		24.4
Unrealized gain on cash flow hedges, net of tax					0.6	0.6
Cumulative translation adjustment					(1.3)	(1.3)

Comprehensive income						23.7

Balance, June 30, 2004	$0.3	$4.7	$(8.7)	$(134.4)	$24.8	$(113.3)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2004	2003

		(restated)

	(Unaudited)
	(In millions)
Cash flows from operating activities:
Net income	$24.4	$21.4
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	20.3	19.4
Finance fee amortization	1.2	0.8
Gain on early extinguishment of long-term debt	—	(1.9)
Accreted interest on discount notes	11.6	5.5
Deferred income taxes	(1.7)	1.2
Tax benefit from exercise of stock options	3.1	—
Loss on disposal of property, plant & equipment	0.1	—
Other	0.5	—
Changes in operating assets and liabilities:
Receivables	62.4	50.7
Inventories	13.6	21.0
Other assets	0.8	(2.1)
Accounts payable and accrued expenses	(27.6)	(32.9)
Other noncurrent liabilities	(0.3)	(0.2)

Net cash provided by operating activities	108.4	82.9

Cash flows from investing activities:
Capital expenditures	(8.6)	(5.4)
Acquisition of intangible assets	—	(21.0)
Other	0.2	—

Net cash used in investing activities	(8.4)	(26.4)

Cash flows from financing activities:
Issuance of long-term debt	—	100.0
Principal payments on long-term debt	(20.4)	(30.7)
Revolver activity	(14.0)	—
Payments of notes due to related parties	—	(1.5)
Dividends paid	(13.3)	(103.7)
Repurchase of Preferred Stock	—	(6.6)
Payments to acquire treasury stock	—	(9.8)
Proceeds from the exercise of stock options	0.8	0.1
Deferred financing costs	(0.1)	(3.9)

Net cash used in financing activities	(47.0)	(56.1)

Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.4

Net increase in cash and cash equivalents	52.3	1.8

Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$54.9	$13.7

Supplemental cash flow information:
Interest paid	$18.0	$18.3
Income taxes paid, net of refunds	4.2	4.8

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

      As a result, the Company has recalculated its deferred income tax accounts and related valuation allowance at the end of each year from December 31, 1998 through December 31, 2003 and the three and six-month periods ended June 30, 2004 and 2003. Based on the recalculation, the Company restated the consolidated financial statements and the accompanying notes to the consolidated financial statements, as applicable, for the three and six-month periods ended June 30, 2003 to reflect the adjustments in the deferred income tax accounts and related valuation allowance. Based on the recalculation, the three and six-month periods ended June 30, 2004 only required restatement for the cumulative decrease to deferred income tax liability and accumulated deficit for amounts restated in prior periods. These adjustments during the previous reporting periods had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

      The following is a summary of the effects of these non-cash adjustments (in millions):

Cumulative decrease to deferred income tax liability and decrease to accumulated deficit at January 1, 2003	$10.9
Decrease in income tax expense and increase in net income and net income available for common stock for the three months ended June 30, 2003 (Net income per share, $0.04 basic and diluted)	1.2
Decrease in income tax expense and increase in net income and net income available for common stock for the six months ended June 30, 2003 (Net income per share, $0.07 basic and diluted)	2.5
Cumulative decrease to deferred income tax liability and decrease to accumulated deficit at January 1, 2004	16.0

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

	For the Three Months		For the Six Months
	Ended June 30, 2003		Ended June 30, 2003

	Amounts		Amounts
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated statement of operations:
Income (loss) before income taxes	$(7.2)	$(7.2)	$22.7	$22.7
Income tax expense (benefit)	(0.6)	(1.8)	3.8	1.3
Net income (loss)	(6.6)	(5.4)	18.9	21.4
Net income available for common stock	1.0	2.2	25.9	28.4
Net income per share, basic	$0.03	$0.07	$0.74	$0.81
Net income per share, diluted	0.03	0.07	0.72	0.79

	June 30, 2004		December 31, 2003

	Amounts		Amounts
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated balance sheet:
Deferred income taxes	$78.8	$59.7	$77.7	$61.7
Additional paid in capital	1.6	4.7	14.6	14.6
Accumulated deficit	(150.4)	(134.4)	(174.8)	(158.8)
Total stockholders’ equity (deficit)	(132.4)	(113.3)	(144.1)	(128.1)

	For the Six Months		For the Six Months
	Ended June 30, 2004		Ended June 30, 2003

	Amounts		Amounts
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Consolidated statement of cash flows:
Net income	$24.4	$24.4	$18.9	$21.4
Deferred income taxes	1.4	(1.7)	3.7	1.2
Tax benefit from exercise of stock options	—	3.1	—	—
Net cash provided by operating activities	108.4	108.4	82.9	82.9

2.	Recent Accounting Pronouncements:

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

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Mineral interests and other intangible assets consist of the following (in millions):

	June 30, 2004			December 31, 2003

	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value

Probable mineral reserves	$158.6	$11.4	$147.2	$158.6	$10.6	$148.0
SOP long-term customer contract	0.5	—	0.5	0.5	—	0.5
Other SOP intangible asset	24.3	0.7	23.6	24.3	0.1	24.2

	$183.4	$12.1	$171.3	$183.4	$10.7	$172.7

6.	Income Taxes:

      Income tax benefit for the three months ended June 30, 2004 and 2003 was $2.3 million and $1.8 million, respectively. Income tax expense for the six months ended June 30, 2004 and 2003 was $9.1 million and $1.3 million, respectively. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense and changes in the valuation allowance for deferred tax assets.

      At June 30, 2004, we had approximately $86.7 million of net operating loss carryforwards (“NOLs”) that expire between 2007 and 2022. The Company has recorded a valuation allowance for a portion of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized.

      For the three and six-month periods ended June 30, 2004, no adjustment to the valuation allowance against deferred tax assets was necessary. As part of the restatement to the consolidated financial statements in the Annual Report on Form 10-K/ A filed with the SEC on November 12, 2004, the Company determined that a valuation allowance against deferred tax assets for the three and six-month periods ended June 30, 2003, in the amount of $1.2 million and $2.5 million, respectively, was not necessary based on the timing of future reversals of existing taxable temporary differences. The Company reduced its valuation allowance against deferred tax assets by these amounts resulting in a decrease in income tax expense, an increase in net income and net income available for common stock for the three and six-month periods ended June 30, 2003. As of June 30, 2004 and December 31, 2003, the Company’s valuation allowance was $24.8 million. If sufficient evidence exists in the future that more or less of the Company’s deferred tax assets should be realized, an adjustment to the valuation allowance will be made at that time.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-term Debt:

      Third-party long-term debt consists of the following (in millions):

	June 30,	December 31,
	2004	2003

Senior Subordinated Notes	$325.0	$325.0
Senior Discount Notes	80.7	75.7
Subordinated Discount Notes	114.0	107.4
Term Loan	58.0	78.3
Revolving Credit Facility	—	14.0

	577.7	600.4
Premium on Senior Subordinated Notes, net	2.8	2.9
Less: current portion	(0.6)	(0.8)

	$579.9	$602.5

8.	Pension Plans:

      The components of net periodic benefit cost for the three-month and six-month periods ended June 30, are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Service cost for benefits earned during the year	$0.3	$0.4	$0.6	$0.7
Interest cost on projected benefit obligation	0.8	0.7	1.6	1.4
Return on plan assets	(0.7)	(0.6)	(1.4)	(1.1)
Net amortization and deferral	0.1	0.3	0.3	0.6

Net pension expense	$0.5	$0.8	$1.1	$1.6

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

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

10.	Operating Segments:

      Segment information is as follows (in millions):

Three Months Ended June 30, 2004	Salt	Potash	Other(a)	Total

Sales to external customers	$74.3	$22.6	$—	$96.9
Intersegment sales	—	2.5	(2.5)	—
Cost of sales — shipping and handling costs	19.2	3.5	—	22.7
Operating earnings (loss)	6.3	6.2	(5.4)	7.1
Depreciation, depletion and amortization	7.8	2.0	—	9.8
Total assets	492.8	133.0	20.9	646.7

Three Months Ended June 30, 2003	Salt	Potash	Other(a)	Total

Sales to external customers	$74.4	$14.3	$—	$88.7
Intersegment sales	—	2.1	(2.1)	—
Cost of sales — shipping and handling costs	18.9	2.2	—	21.1
Operating earnings (loss)	8.8	2.5	(4.1)	7.2
Depreciation, depletion and amortization	7.7	1.9	—	9.6
Total assets	445.0	139.1	21.2	605.3

Six Months Ended June 30, 2004	Salt	Potash	Other(a)	Total

Sales to external customers	$303.0	$44.4	$—	$347.4
Intersegment sales	—	4.8	(4.8)	—
Cost of sales — shipping and handling costs	89.9	7.2	—	97.1
Operating earnings (loss)	66.5	9.2	(11.0)	64.7
Depreciation, depletion and amortization	16.3	4.0	—	20.3

Six Months Ended June 30, 2003	Salt	Potash	Other(a)	Total

Sales to external customers	$274.8	$26.6	$—	$301.4
Intersegment sales	—	3.9	(3.9)	—
Cost of sales — shipping and handling costs	80.9	4.3	—	85.2
Operating earnings (loss)	54.2	2.8	(8.3)	48.7
Depreciation, depletion and amortization	15.5	3.9	—	19.4

(a)	“Other” includes corporate entities and eliminations.

11.	Stockholders’ Equity and Stock Options:

      On February 9, 2004, the board declared a quarterly cash dividend of $0.1875 per share, or approximately $5.7 million, on its outstanding common stock. The dividend was paid on March 15, 2004 to stockholders of record as of the close of business on March 1, 2004.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On April 29, 2004, the board declared a quarterly cash dividend of $0.25 per share, or approximately $7.6 million, on its outstanding common stock. The dividend was paid on June 15, 2004 to stockholders of record as of the close of business on June 1, 2004.

      During the six months ended June 30, 2004, the Company reissued 585,175 shares of treasury stock, all of which were issued upon the exercise of stock options. The Company recorded a tax benefit of $3.1 million from the exercise of stock options that was recorded as additional paid in capital.

12.	Earnings per Share:

      The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

		2003		2003
	2004	(restated)	2004	(restated)

Numerator:
Net income (loss)	$(5.9)	$(5.4)	$24.4	$21.4
Dividends on redeemable preferred stock	—	0.6	—	1.2
Gain on redemption of preferred stock	—	(8.2)	—	(8.2)

Net income (loss) available for common stock	$(5.9)	$2.2	$24.4	$28.4

Denominator:
Average common shares outstanding	30,516,370	34,663,944	30,379,016	34,884,018

Shares for basic earnings per share	30,516,370	34,663,944	30,379,016	34,884,018
Stock options	—	1,323,490	1,821,691	1,197,849
Shares for diluted earnings per share	30,516,370	35,987,434	32,200,707	36,081,867
Net income (loss) per share, basic	$(0.19)	$0.07	$0.80	$0.81
Net income (loss) per share, diluted	$(0.19)	$0.07	$0.76	$0.79

      Options to purchase 1,669,156 shares of our common stock were outstanding at June 30, 2004, but were not included in the computation of diluted earnings (loss) per share for the quarter ended June 30, 2004 because the options were anti-dilutive.

13.	Other Comprehensive Income (loss):

      The Company’s comprehensive income (loss) is comprised of net income (loss), the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currency translation adjustments. The components of comprehensive income (loss) for the three-month and six-month periods ended June 30, are (in millions):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

		2003		2003
	2004	(restated)	2004	(restated)

Net income (loss)	$(5.9)	$(5.4)	$24.4	$21.4
Unrealized gain (loss) on cash flow hedges, net of tax	0.3	0.4	0.6	(0.2)
Cumulative translation adjustment	(2.8)	8.7	(1.3)	10.9

Comprehensive income (loss)	$(8.4)	$3.7	$23.7	$32.1

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

Critical Accounting Estimates

      Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A filed with the SEC on November 12, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first six months of 2004 other than those described in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A.

Results of Operations

      The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2003		2003
	2004	(restated)	2004	(restated)

	(Dollars in millions, except per ton data)
Sales	$96.9	$88.7	$347.4	$301.4
Cost of sales — shipping and handling	22.7	21.1	97.1	85.2
Cost of sales — products	54.1	48.9	158.2	144.4

Gross profit	20.1	18.7	92.1	71.8
Selling, general and administrative expenses	12.6	11.5	27.0	23.1
Other charges	0.4	—	0.4	—

Operating income	7.1	7.2	64.7	48.7
Interest expense	15.1	13.1	30.5	25.0
Other expense/ (income)	0.2	1.3	0.7	1.0

Income (loss) before income taxes	(8.2)	(7.2)	33.5	22.7
Income tax expense (benefit)	(2.3)	(1.8)	9.1	1.3

Net income (loss)	(5.9)	(5.4)	24.4	21.4
Dividends on preferred stock	—	0.6	—	1.2
Gain on redemption of preferred stock	—	(8.2)	—	(8.2)

Net income (loss) available for common stock	$(5.9)	$2.2	$24.4	$28.4

Sales by Segment:
Salt	$74.3	$74.4	$303.0	$274.8
Specialty potash fertilizers	22.6	14.3	44.4	26.6

Total	$96.9	$88.7	$347.4	$301.4

Sales Volumes (in thousands of tons):
Highway deicing	846	909	5,525	5,287
General trade	630	632	1,415	1,364
Specialty potash	99	66	200	124
Average Sales Price (per ton):
Highway deicing	$21.92	$23.74	$30.88	$29.47
General trade	88.50	83.61	93.58	87.18
Specialty potash	228.41	215.95	219.64	216.20

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

Other Expense/(Income)

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

Income Tax Expense (Benefit)

      Income tax benefit for the second quarter of 2004 of $2.3 million increased $0.5 million compared to income tax benefit of $1.8 million for the same period in 2003. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense and changes in the valuation allowances for deferred tax assets.

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

Other Expense/(Income)

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

Income Tax Expense

      Income tax expense for the six months ended June 30, 2004 of $9.1 million increased $7.8 million compared to income tax expense of $1.3 million for the same period in 2003. This increase between periods is primarily due to the overall increase in pre-tax income. Also contributing to the increase was the timing of future reversals of existing taxable temporary differences resulting in changes to required valuation allowances against deferred tax assets for NOLs in the six-month period ended June 30, 2003. Additionally, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense and changes in the valuation allowance for deferred tax assets.

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

Contractual Obligations and Commitments

      The Company’s contractual obligations and commitments at June 30, 2004 are as follows (in millions):

Payments Due by Period

		Less Than	2-3	4-5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years

Long-term debt(a)	$686.0	$0.6	$1.2	$28.5	$655.7
Operating leases(b)	26.0	6.1	7.8	4.0	8.1
Unconditional purchase obligations(c)	60.6	8.8	17.6	17.6	16.6
Management agreement(d)	7.5	1.0	2.0	2.0	2.5

Total contractual cash obligations	$780.1	$16.5	$28.6	$52.1	$682.9

Amount of Commitment Expiration per Period

		Less Than	2-3	4-5	After 5
Other Commitments	Total	1 Year	Years	Years	Years

Amount available under the revolving credit facility	$126.8	$—	$—	$126.8	$—
Outstanding letters of credit	8.2	8.2	—	—	—
Outstanding performance bonds(e)	12.3	12.3	—	—	—

Total other commitments	$147.3	$20.5	$—	$126.8	$—

(a)	Includes the aggregate principal amounts at maturity for the senior discount notes of $123.5 million and the senior subordinated discount notes of $179.6 million.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.

(c)	We have long-term contracts to purchase certain amounts of electricity and steam.

(d)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K/A filed with the SEC on November 12, 2004, for additional information.

(e)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K/A filed with the SEC on November 12, 2004, for additional information related to Sales Contracts.

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

      The Company regularly evaluates the critical estimates and assumptions that it makes in the preparation of its financial statements. As a result of this evaluation process, the Company determined that its deferred income tax accounts and related valuation allowance should be adjusted for periods prior to 2004 to reflect the consideration of future reversals of existing taxable temporary differences as a possible source of taxable income. This non-cash adjustment was the basis for the restatement of the Company’s financial statements reflected in the Company’s Annual Report on Form 10-K/A filed with the SEC on November 12, 2004. In addition, as a result of this process, the Company determined it had not historically recorded the tax benefit associated with stock option exercises in the balance sheet. The Company has restated the consolidated financial statements included in the March 31, 2004 Form 10-Q/A and this June 30, 2004 Form 10-Q/A to also reflect this adjustment.

      The non-cash adjustments to the deferred income tax accounts and related valuation allowance were reflected as non-cash adjustments to income tax expense on the combined and consolidated financial statements. The adjustments had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize benefits from its deferred tax assets.

      The non-cash adjustments to the Company’s deferred income tax accounts and related valuation allowance were the result of the consideration of future reversals of existing taxable temporary differences as a possible source of taxable income, which had not been done previously. In designing and evaluating their disclosure controls and procedures, the Company recognizes that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company believes that the errors which led to the restatement were the result of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. The material weakness was the result of (a) internal control deficiencies relating to the analysis and reconciliation of income tax accounts, (b) resource constraints related to the income tax accounting function and (c) incorrect conclusions reached regarding the accounting for our deferred income tax accounts and related valuation allowance. As a result of the material weakness described above, we concluded that our internal controls and procedures were ineffective as of June 30, 2004. The conclusion of the Chief Executive Officer and Chief Financial Officer from this evaluation was communicated to the Audit Committee.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      None

Item 3.	Defaults upon Senior Securities

      None

Item 4.	Submission of Matters to a Vote of Security Holders

      None

Item 5.	Other Information

      Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

EXHIBIT INDEX

Exhibit
No.		Description of Exhibit

31	.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.
31	.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer and Vice President.
32*		Certification Pursuant to 18 U.S.C. § 1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer and Vice President.

*	Filed herewith

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