Form 10-Q
period 2004-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2004-11-12
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As a result of restating the consolidated financial statements for the year ended December 31, 2003, the Company, determined that its financial statements for the three-month and nine-month periods ended September 30, 2003 also needed to be restated in order to reflect the correction discussed above (see the disclosure under the heading “Restatement” in Note 1 to the consolidated financial statements in this Quarterly Report on Form 10-Q). This amendment reflects only the changes discussed above and has no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except share data)

	September 30,	December 31,
	2004	2003
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$8.3	$2.6
Receivables, less allowance for doubtful accounts of $2.1 million in 2004 and 2003	64.5	117.4
Inventories	113.4	96.7
Other	3.4	3.7

Total current assets	189.6	220.4
Property, plant and equipment, net	398.2	410.0
Intangible assets, net	23.9	24.7
Other	30.0	31.4

Total assets	$641.7	$686.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.5	$0.8
Accounts payable	57.3	72.6
Accrued expenses	13.8	14.4
Accrued interest	4.5	12.7
Accrued salaries and wages	14.2	13.5

Total current liabilities	90.3	114.0
Long-term debt, net of current portion	575.7	602.5
Deferred income taxes	49.3	61.7
Other noncurrent liabilities	35.5	36.4
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares— 200,000,000 at September 30, 2004 and December 31, 2003; issued shares—35,367,264 at September 30, 2004 and December 31, 2003	0.4	0.3
Additional paid in capital	0.7	14.6
Treasury stock at cost – 4,517,754 shares at September 30, 2004 and 5,191,237 shares at December 31, 2003	(8.6)	(9.7)
Accumulated deficit	(131.9)	(158.8)
Accumulated other comprehensive income	30.3	25.5

Total stockholders’ deficit	(109.1)	(128.1)

Total liabilities and stockholders’ deficit	$641.7	$686.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Sales	$111.7	$97.1	$459.1	$398.5
Cost of sales – shipping and handling	27.8	24.1	124.9	109.3
Cost of sales – products	58.0	55.1	216.2	199.5

Gross profit	25.9	17.9	118.0	89.7
Selling, general and administrative expenses	13.3	11.2	40.3	34.3
Other charges	0.6	—	1.0	—

Operating earnings	12.0	6.7	76.7	55.4
Other (income) expense:
Interest expense	15.4	15.5	45.9	40.5
Other, net	3.3	1.6	4.0	2.6

Income (loss) before income taxes	(6.7)	(10.4)	26.8	12.3
Income tax expense (benefit)	(12.2)	(4.1)	(3.1)	(2.8)

Net income (loss)	5.5	(6.3)	29.9	15.1
Dividends on preferred stock	—	—	—	1.2
Gain on redemption of preferred stock	—	—	—	(8.2)

Net income (loss) available for common stock	$5.5	$(6.3)	$29.9	$22.1

Net income (loss) per share, basic	$0.18	$(0.21)	$0.98	$0.66
Net income (loss) per share, diluted	0.17	(0.21)	0.93	0.64
Cash dividends per share, common	0.25	—	0.69	2.85
Basic weighted-average shares outstanding	30,785,285	30,029,932	30,514,439	33,265,989
Diluted weighted-average shares outstanding	32,273,436	30,029,932	32,224,950	34,620,505

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
For the nine months ended September 30, 2004
(in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2003 (restated)	$0.3	$14.6	$(9.7)	$(158.8)	$25.5	$(128.1)
Dividends on common stock		(18.0)		(3.0)		(21.0)
Stock options exercised	0.1	3.6	1.1			4.8
Stock-based compensation		0.5				0.5
Comprehensive income:
Net income				29.9		29.9
Unrealized gain on cash flow hedges, net of tax					1.3	1.3
Cumulative translation adjustment					3.5	3.5

Comprehensive income						34.7

Balance, September 30, 2004	$0.4	$0.7	$(8.6)	$(131.9)	$30.3	$(109.1)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Nine months ended
	September 30,
	2004	2003
		(restated)
Cash flows from operating activities:
Net income	$29.9	$15.1
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	30.4	31.2
Finance fee amortization	1.8	1.5
Gain on early extinguishment of long-term debt	—	(1.9)
Accreted interest on discount notes	17.6	10.9
Deferred income taxes	(13.6)	(10.6)
Tax benefit from exercise of stock options	3.6	—
Loss on disposal of property, plant & equipment	—	0.1
Other	0.6	—
Changes in operating assets and liabilities:
Receivables	54.7	42.0
Inventories	(15.5)	(1.3)
Other assets	0.6	(2.5)
Accounts payable and accrued expenses	(22.1)	(32.0)
Other noncurrent liabilities	(1.2)	(1.1)

Net cash provided by operating activities	86.8	51.4
Cash flows from investing activities:
Capital expenditures	(16.4)	(9.7)
Acquisition of intangible assets	—	(21.1)
Other	0.3	(0.2)

Net cash used in investing activities	(16.1)	(31.0)
Cash flows from financing activities:
Issuance of long-term debt	—	100.0
Principal payments on long-term debt	(30.6)	(30.9)
Revolver activity	(14.0)	17.5
Payments of notes due to related parties	—	(1.5)
Dividends paid	(21.0)	(103.7)
Repurchase of Preferred Stock	—	(6.6)
Payments to acquire treasury stock	—	(9.8)
Proceeds from the exercise of stock options	1.2	0.3
Capital Contribution	—	8.8
Deferred financing costs	(0.1)	(4.2)

Net cash used in financing activities	(64.5)	(30.1)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	1.4

Net increase (decrease) in cash and cash equivalents	5.7	(8.3)
Cash and cash equivalents, beginning of period	2.6	11.9

Cash and cash equivalents, end of period	$8.3	$3.6

Supplemental cash flow information:
Interest paid	$34.9	$35.8
Income taxes paid, net of refunds	6.7	8.7

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

     As a result, the Company has recalculated its deferred income tax accounts and related valuation allowance at the end of each year ended from December 31, 1998 through December 31, 2003 and the six months ended June 30, 2004 and has restated consolidated financial statements and the accompanying notes to the consolidated financial statements, as applicable, for the three and nine-month periods ended September 30, 2003 to reflect the adjustments in the deferred income tax accounts and related valuation allowance. These adjustments during the previous reporting periods had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize the benefits from its deferred tax assets.

     The following is a summary of the effects of these non-cash adjustments (in millions):

Cumulative decrease to deferred income tax liability and decrease to accumulated deficit at January 1, 2003	$10.9
Decrease in income tax expense and increase in net income and net income available for common stock for the three-months ended September 30, 2003 (Net income per share, $0.04 basic and diluted)	1.3
Decrease in income tax expense and increase in net income and net income available for common stock for the nine-months ended September 30, 2003 (Net income per share, $0.11 basic and diluted)	3.8
Cumulative decrease to deferred income tax liability and decrease to accumulated deficit at January 1, 2004	16.0

     The following tables present (in millions, except share data) the impact of the restatement on the consolidated statements of operations, the consolidated balance sheets and consolidated statements of cash flows. The amounts previously reported are derived from the Company’s historical filings with the SEC.

	For the three months ended		For the nine months ended
	September 30, 2003		September 30, 2003
	Amounts		Amounts
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
Consolidated statement of operations:
Income (loss) before income taxes	$(10.4)	$(10.4)	$12.3	$12.3
Income tax expense (benefit)	(2.8)	(4.1)	1.0	(2.8)
Net income (loss)	(7.6)	(6.3)	11.3	15.1
Net income (loss) available for common stock	(7.6)	(6.3)	18.3	22.1
Net income (loss) per share, basic	$(0.25)	$(0.21)	$0.55	$0.66
Net income loss per share, diluted	(0.25)	(0.21)	0.53	0.64

	December 31, 2003
	Amounts
	Previously	As
	Reported	Restated
Consolidated balance sheet:
Deferred income taxes	$77.7	$61.7
Accumulated deficit	(174.8)	(158.8)
Total stockholders’ equity (deficit)	(144.1)	(128.1)

	For the nine months ended
	September 30, 2003
	Amounts
	Previously	As
	reported	Restated
Consolidated statement of cash flows:
Net income	$11.3	$15.1
Deferred income taxes	(6.8)	(10.6)
Net cash provided by operating activities	51.4	51.4

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

     In April 2004, the FASB issued FASB staff position (“FSP”) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” This FSP amends SFAS Nos. 141 and 142, and requires mineral rights to be accounted for as tangible assets based on the consensus reached in EITF 04-2. The Company adopted the guidance in the FSP on July 1, 2004, resulting in the balance sheet reclassification of approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment. At December 31, 2003, approximately $148.0 million of net mineral rights were similarly reclassified. This FSP had no impact on the Company’s consolidated statements of operations or cash flows.

3. Inventories:

     Inventories consist of the following (in millions):

	September 30,	December 31,
	2004	2003
Finished goods	$97.9	$84.1
Raw materials and supplies	15.5	12.6

	$113.4	$96.7

4. Property, Plant and Equipment:

     As discussed in Note 2, Recent Accounting Pronouncements, the Company reclassified approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment on July 1, 2004. At December 31, 2003, approximately $148.0 million of net mineral rights were similarly reclassified. The Company leases probable mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s leased mineral interests are amortized on a units-of-production basis. The Company also owns other mineral properties. The Company’s owned mineral properties are amortized on a straight-line basis over their estimated useful lives.

     At September 30, 2004, mineral properties and rights include leased probable mineral reserves and owned mineral properties of approximately $158.6 million and $20.4 million, respectively, with accumulated depletion of $11.9 million and $12.6 million, respectively. At December 31, 2003, mineral properties and rights include leased probable mineral reserves and owned mineral properties of approximately $158.6 million and $20.3 million, respectively, with accumulated depletion of $10.6 million and $12.3 million, respectively.

     Property, plant and equipment consists of the following (in millions):

	September 30,	December 31,
	2004	2003
Land and buildings	$138.9	$135.9
Machinery and equipment	411.9	408.3
Furniture and fixtures	9.7	9.6
Mineral properties and rights	179.0	178.9
Construction in progress	18.5	6.5

	758.0	739.2
Less accumulated depreciation	359.8	329.2

	$398.2	$410.0

5. Intangible Assets:

     The Company acquired intangible assets related to its SOP segment during 2003. These assets are being amortized on a straight-line basis over their estimated useful lives. The aggregate amortization of intangible assets for the three months ended September 30, 2004 and 2003 was $0.2 million and zero, respectively, and for the nine months ended September 30, 2004 and 2003 was $0.8 million and zero, respectively. Estimated amortization expense from fiscal 2004 to fiscal 2008 is approximately $1.1 million annually.

     Intangible assets consist of the following (in millions):

	September 30, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated	Net Book	Carrying	Accumulated	Net Book
	Value	Amortization	Value	Value	Amortization	Value
SOP long-term customer contract	$0.5	$0.1	$0.4	$0.5	$—	$0.5
Other SOP intangible asset	24.3	0.8	23.5	24.3	0.1	24.2

	$24.8	$0.9	$23.9	$24.8	$0.1	$24.7

6. Income Taxes:

     Income tax benefit for the three months ended September 30, 2004 and 2003 was $12.2 million and $4.1 million, respectively. Income tax benefit for the nine months ended September 30, 2004 and 2003 was $3.1 million and $2.8 million, respectively. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense and changes in the valuation allowance for deferred tax assets.

     At September 30, 2004, we had approximately $85.5 million of net operating loss carryforwards (“NOLs”) that expire between 2007 and 2022. The Company has recorded a valuation allowance for a portion of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized.

     For the three and nine-month periods ended September 30, 2004, a valuation allowance against deferred tax assets, in the amount of $11.1 million, was no longer necessary based on an assessment of potential sources of future taxable income other than future reversals of existing taxable temporary differences. As part of the restatement to the combined and consolidated financial statements in the

Annual Report on Form 10-K/A filed with the SEC on November 12, 2004, the Company determined that a valuation allowance against deferred tax assets for the three and nine-month periods ended September 30, 2003, in the amount of $1.3 million and $3.8 million, respectively, was not necessary based on the timing of future reversals of existing taxable temporary differences. The Company reduced its valuation allowance against deferred tax assets by these amounts resulting in decreases in income tax expense, increases in net income and net income available for common stock for the three and nine-month periods ended September 30, 2004 and 2003. As of September 30, 2004 and December 31, 2003, the Company’s valuation allowance was $13.7 million and $24.8 million, respectively. If sufficient evidence exists in the future that more or less of the Company’s deferred tax assets should be realized, an adjustment to the valuation allowance will be made at that time.

7. Long-term Debt:

     Third-party long-term debt consists of the following (in millions):

	September 30,	December 31,
	2004	2003
Senior Subordinated Notes	$325.0	$325.0
Senior Discount Notes	83.3	75.7
Subordinated Discount Notes	117.4	107.4
Term Loan	47.8	78.3
Revolving Credit Facility	—	14.0

	573.5	600.4
Premium on Senior Subordinated Notes, net	2.7	2.9
Less: current portion	(0.5)	(0.8)

	$575.7	$602.5

8. Pension Plans:

     The components of net periodic benefit cost for the three-month and nine-month periods ended September 30, are as follows (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost for benefits earned during the year	$0.3	$0.3	$0.9	$1.0
Interest cost on projected benefit obligation	0.8	0.7	2.4	2.1
Return on plan assets	(0.7)	(0.5)	(2.1)	(1.6)
Net amortization and deferral	0.2	0.3	0.5	0.9

Net pension expense	$0.6	$0.8	$1.7	$2.4

     The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. For the nine months ending September 30, 2004, $1.2 million of contributions have been made. The Company presently anticipates contributing an additional $0.4 million to fund its defined benefit pension plans for the remainder of 2004 for a total of $1.6 million.

9. Commitments and Contingencies:

     The Company is involved in legal and administrative proceedings and claims of various types arising out of normal Company activities.

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

10. Operating Segments:

     Segment information is as follows (in millions):

Three months ended September 30, 2004	Salt	Potash	Other (a)	Total
Sales to external customers	$94.4	$17.3	$—	$111.7
Intersegment sales	—	2.6	(2.6)	—
Cost of sales – shipping and handling costs	25.2	2.6	—	27.8
Operating earnings (loss)	12.8	5.0	(5.8)	12.0
Depreciation, depletion and amortization	8.1	2.0	—	10.1
Total assets	485.9	134.6	21.2	641.7

Three months ended September 30, 2003	Salt	Potash	Other (a)	Total
Sales to external customers	$85.0	$12.1	$—	$97.1
Intersegment sales	—	2.5	(2.5)	—
Cost of sales – shipping and handling costs	22.0	2.1	—	24.1
Operating earnings (loss)	9.4	1.4	(4.1)	6.7
Depreciation, depletion and amortization	9.7	2.1	—	11.8
Total assets	462.5	136.1	21.7	620.3

Nine months ended September 30, 2004	Salt	Potash	Other (a)	Total
Sales to external customers	$397.4	$61.7	$—	$459.1
Intersegment sales	—	7.4	(7.4)	—
Cost of sales – shipping and handling costs	115.1	9.8	—	124.9
Operating earnings (loss)	79.3	14.2	(16.8)	76.7
Depreciation, depletion and amortization	24.4	6.0	—	30.4

Nine months ended September 30, 2003	Salt	Potash	Other (a)	Total
Sales to external customers	$359.8	$38.7	$—	$398.5
Intersegment sales	—	6.4	(6.4)	—
Cost of sales – shipping and handling costs	102.9	6.4	—	109.3
Operating earnings (loss)	63.6	4.2	(12.4)	55.4
Depreciation, depletion and amortization	25.2	6.0	—	31.2

(a)	“Other” includes corporate entities and eliminations.

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

     On August 12, 2004, the board declared a quarterly cash dividend of $0.25 per share, or approximately $7.7 million, on its outstanding common stock. The dividend was paid on September 15, 2004 to stockholders of record as of the close of business on September 1, 2004.

     During the nine months ended September 30, 2004, the Company reissued 673,483 shares of treasury stock, all of which were issued upon the exercise of stock options. The Company recorded a tax benefit of $3.6 million from the exercise of stock options that was recorded as additional paid in capital.

     In July 2004, the Company completed a secondary offering of 8,327,244 shares of common stock which were sold by Apollo Management V, L.P. and related subsidiaries (“Apollo”), IMC Global, Inc. (“IMC Global”) and certain members of management. The Company did not receive any of the proceeds from the sale. The sale reduced the ownership, on a fully-diluted basis, of Apollo, IMC Global and management to approximately 12%, 1% and 11%, respectively. The Company incurred approximately $0.7 million of related costs that were recorded as other charges in the consolidated statement of operations.

     On September 27, 2004, the Company filed with the SEC on Form S-1, to register 4,021,473 shares of common stock intended to be sold at a future date primarily by Apollo and IMC Global. The Company will not receive any of the proceeds from the planned sale. The sale, once completed, will reduce the ownership of Apollo and IMC Global to zero. Through September 30, 2004, the Company incurred $0.3 million of costs in connection with this transaction that were recorded as other charges in the consolidated statement of operations.

12. Earnings per Share:

     The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except for share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Numerator:
Net income (loss)	$5.5	$(6.3)	$29.9	$15.1
Dividends on redeemable preferred stock	—	—	—	1.2
Gain on redemption of preferred stock	—	—	—	(8.2)

Net income (loss) available for common stock	$5.5	$(6.3)	$29.9	$22.1

Denominator:
Average common shares outstanding	30,785,285	30,029,932	30,514,439	33,265,989

Shares for basic earnings per share	30,785,285	30,029,932	30,514,439	33,265,989
Stock options	1,488,151	—	1,710,511	1,354,516
Shares for diluted earnings per share	32,273,436	30,029,932	32,224,950	34,620,505
Net income (loss) per share, basic	$0.18	$(0.21)	$0.98	$0.66
Net income (loss) per share, diluted	0.17	(0.21)	0.93	0.64

     Options to purchase 2,186,279 shares of our common stock were outstanding at September 30, 2003, but were not included in the computation of diluted earnings (loss) per share for the quarter ended September 30, 2003, because the options were anti-dilutive.

13. Other Comprehensive Income (Loss):

     The Company’s comprehensive income (loss) is comprised of net income (loss), the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income (loss) for the three-month and nine-month periods ended September 30, are (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(restated)		(restated)
Net income (loss)	$5.5	$(6.3)	$29.9	$15.1
Unrealized gain (loss) on cash flow hedges, net of tax	0.7	—	1.3	(0.2)
Cumulative translation adjustment	4.8	0.2	3.5	11.1

Comprehensive income (loss)	$11.0	$(6.1)	$34.7	$26.0

     The following tables provide additional detail related to amounts recorded in the Company’s other comprehensive income (loss) during the nine-month period ended September 30, 2004 (in millions):

				Accumulated
	Minimum	Unrealized gain	Foreign	Other
	Pension	on cash flow	currency	Comprehensive
	Liability	hedges	Adjustments	Income
Balance at December 31, 2003	$(7.0)	$0.8	$31.7	$25.5
2004 changes	—	1.3	3.5	4.8

Balance at September 30, 2004	$(7.0)	$2.1	$35.2	$30.3

	Before tax	Tax	Net-of-tax
	Amount	expense	Amount
For the nine-months ended September 30, 2004:
Unrealized gains on cash flow hedges	$1.7	$(0.4)	$1.3
Foreign currency translation adjustment	3.5	—	3.5

Other comprehensive income (loss)	$5.2	$(0.4)	$4.8

14. Subsequent Event:

     On November 4, 2004, the board declared a quarterly cash dividend of $0.25 per share, approximately $7.7 million, on its outstanding common stock. The dividend is payable on December 15, 2004 to stockholders of record as of the close of business on December 1, 2004.

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

Critical Accounting Estimates

     Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K/A filed with the SEC on November 12, 2004, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first nine months of 2004 other than those described in Note 6 to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Results of Operations

     The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(restated)		(restated)
	(dollars in millions, except per ton data)
Sales	$111.7	$97.1	$459.1	$398.5
Cost of sales – shipping and handling	27.8	24.1	124.9	109.3
Cost of sales – products	58.0	55.1	216.2	199.5

Gross profit	25.9	17.9	118.0	89.7
Selling, general and administrative expenses	13.3	11.2	40.3	34.3
Other charges	0.6	—	1.0	—

Operating income	12.0	6.7	76.7	55.4
Interest expense	15.4	15.5	45.9	40.5
Other expense / (income)	3.3	1.6	4.0	2.6

Income (loss) before income taxes	(6.7)	(10.4)	26.8	12.3
Income tax expense (benefit)	(12.2)	(4.1)	(3.1)	(2.8)

Net income (loss)	5.5	(6.3)	29.9	15.1
Dividends on preferred stock	—	—	—	1.2
Gain on redemption of preferred stock	—	—	—	(8.2)

Net income (loss) available for common stock	$5.5	$(6.3)	$29.9	$22.1

Sales by Segment:
Salt	$94.4	$85.0	$397.4	$359.8
Specialty potash fertilizers	17.3	12.1	61.7	38.7

Total	$111.7	$97.1	$459.1	$398.5

Sales Volumes (in thousands of tons):
Highway deicing	1,219	1,068	6,744	6,355
General trade	692	677	2,107	2,042
Specialty potash	76	59	276	183
Average Sales Price (per ton):
Highway deicing	$26.39	$25.31	$30.07	$28.77
General trade	89.97	85.42	92.40	86.64
Specialty potash	227.09	206.34	223.53	211.84

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Sales

     Sales for the three months ended September 30, 2004 of $111.7 million increased $14.6 million, or 15% compared to $97.1 million for the same period in 2003. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and sulfate of potash (“SOP”) product to the customer. Such shipping and handling fees were $27.8 million during the three months ended September 30, 2004, an increase of $3.7 million compared to $24.1 million for the same period in 2003. The increase in shipping and handling related fees for the three months ended September 30, 2004 is due to the increase in volume of products sold as compared to the same period in 2003.

     Product Sales for the three months ended September 30, 2004 of $83.9 million increased $10.9 million, or 15% compared to $73.0 million for the same period in 2003. Salt Product Sales for the three months ended September 30, 2004 of $69.2 million increased $6.2 million, or 10% compared to $63.0 million for the same period in 2003 primarily due to increased sales volumes in our highway deicing product lines ($2.2 million) and increased sales volumes in our general trade product line ($0.8 million). The increased sales volumes in our highway deicing product lines was due to increased industrial chemical sales volumes in North America and slightly higher early fills of highway deicing salt in the U.K. The increased sales volumes in our general trade product line was primarily due to higher sales of non-weather-dependent consumer salt products partially offset by lower consumer deicing product volumes. Additionally, salt Product Sales were favorably impacted by approximately $1.8 million from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. Improved pricing in our highway deicing product lines and North American general trade product line improved product sales of approximately $1.0 million and $0.7 million, respectively.

     Specialty potash fertilizer Product Sales for the three months ended September 30, 2004 of $14.7 million increased $4.7 million, or 47% compared to $10.0 million for the same period in 2003 primarily due to increased sales volumes of approximately 17,000 tons ($3.6 million), reflecting increases in both domestic and international sales due to increased demand for potash fertilizers and the purchase and successful integration of IMC Global, Inc.’s (“IMC Global”) former SOP marketing business. Average sales prices were also higher by approximately $1.0 million.

Gross Profit

     Gross profit for the three months ended September 30, 2004 of $25.9 million increased $8.0 million, or 45% compared to $17.9 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved prices (approximately $2.7 million) and volumes (approximately $1.9 million) and changes in foreign exchange rates as described above ($0.7 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by approximately $2.7 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three months ended September 30, 2004 of $13.3 million increased $2.1 million, or 19%, compared to $11.2 million for the same period in 2003. The increase primarily reflects increased costs associated with being a new public company, higher general liability insurance costs of approximately $0.5 million and the impact of changes in foreign exchange rates of approximately $0.4 million.

Other charges

     Other charges are costs that are non-recurring in nature and include legal and accounting charges incurred for a secondary stock offering completed in July 2004 and a registration statement on Form S-1 filed with the SEC in September 2004.

Interest Expense

     Interest expense for the three months ended September 30, 2004 of $15.4 million remained relatively consistent as compared to the same period in 2003. Lower amounts of debt were offset by higher average interest rates on the Company’s outstanding debt.

Other Expense / (Income)

     Other expense for the three months ended September 30, 2004 of $3.3 million increased $1.7 million compared to $1.6 million for the same period in 2003. The increase is due to increased foreign exchange losses in the three months ended September 30, 2004.

Income Tax Expense (Benefit)

     Income tax benefit for the three months ended September 30, 2004 of $12.2 million increased $8.1 million compared to income tax benefit of $4.1 million for the same period in 2003. Income tax benefit for the three months ended September 30, 2004 and 2003 were impacted by reductions to the valuation allowance against deferred tax assets of $11.1 million and $1.3 million, respectively. The increase of the reductions to the valuation allowance in 2004 was primarily due to the timing of future taxable income, exclusive of reversals of existing taxable temporary differences. Excluding the impact of the reductions to the valuation allowance, income tax benefit decreased due to lower loss before income taxes in 2004. Additionally, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense and changes in the valuation allowance for deferred tax assets.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Sales

     Sales for the nine months ended September 30, 2004 of $459.1 million increased $60.6 million, or 15% compared to $398.5 million for the nine months ended September 30, 2003. Sales include Product Sales, as well as pass-through shipping and handling fees charged to customers to reimburse us for shipping and handling costs incurred in delivering salt and SOP product to the customer. Such shipping and handling fees were $124.9 million during the nine months ended September 30, 2004, an increase of $15.6 million compared to the nine months ended September 30, 2003 shipping and handling fees of $109.3 million. The increase in shipping and handling related fees for the nine months ended September 30, 2004 is due to the increase in volume of products sold as compared to the same period in 2003.

     Product Sales for the nine months ended September 30, 2004 of $334.2 million increased $45.0 million, or 16% compared to $289.2 million for the same period in 2003. Salt Product Sales for the nine months ended September 30, 2004 of $282.3 million increased $25.4 million, or 10% compared to $256.9 million for the same period in 2003 primarily due to increased sales volumes in our highway deicing product lines ($6.2 million) and increased sales volumes in our general trade product line ($5.3 million). The increased sales volumes in our highway deicing product line came mainly from the U.K. (approximately 262,000 tons) and was primarily due to more normal winter weather in the U.K. in the March quarter of 2004 compared to an extremely mild March quarter in 2003. The increased sales volumes in our North American general trade product line of approximately 61,000 tons was primarily due to above average winter weather on the East Coast, where our consumer deicing products are sold.

     Salt Product Sales were also favorably impacted by approximately $11.8 million from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. Average sales prices, net of foreign exchange effects, remained relatively consistent.

     Specialty potash fertilizer Product Sales for the nine months ended September 30, 2004 of $51.9 million increased $19.6 million, or 61% compared to $32.3 million for the same period in 2003 primarily due to increased sales volumes of approximately 93,000 tons ($18.0 million), reflecting increases in both domestic and international market share primarily due to the purchase and successful integration of IMC

Global’s former SOP marketing business. Average sales prices were also higher by approximately $2.5 million.

Gross Profit

     Gross profit for the nine months ended September 30, 2004 of $118.0 million increased $28.3 million, or 32% compared to $89.7 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved prices and volumes ($4.0 million and $8.7 million, respectively) and changes in foreign exchange rates as described above ($5.5 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by approximately $10.3 million.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the nine months ended September 30, 2004 of $40.3 million increased $6.0 million, or 17% compared to $34.3 million for the same period in 2003. The increase primarily reflects increased costs associated with being a new public company, higher general liability insurance costs of approximately $0.5 million, higher selling and marketing costs associated with servicing SOP customers from the Carlsbad SOP marketing business acquired in 2003 of $0.5 million, additional variable compensation and benefit costs of approximately $1.4 million due to improved financial results, and the impact of changes in foreign exchange rates of approximately $1.5 million.

Other charges

     Other charges are costs that are non-recurring in nature and include legal and accounting charges incurred for a secondary stock offering completed in July 2004 and a registration statement on Form S-1 filed with the SEC in September 2004.

Interest Expense

     Interest expense for the nine months ended September 30, 2004 of $45.9 million increased $5.4 million compared to $40.5 million for the same period in 2003. This increase is primarily the result of interest from the senior subordinated discount notes issued in May 2003.

Other Expense / (Income)

     Other expense for the nine months ended September 30, 2004 of $4.0 million increased $1.4 million compared to other expense of $2.6 million for the same period in 2003. In the nine months ended September 30, 2003, we recorded $1.1 million of costs related to amending the Senior Credit Facility and $1.9 million gain related to the early extinguishment of debt. Additionally, as part of other expense, we recorded foreign exchange losses of $4.0 million and $3.3 million in the nine months ended September 30, 2004 and 2003, respectively.

Income Tax Expense (Benefit)

     Income tax benefit for the nine months ended September 30, 2004 of $3.1 million increased $0.3 million compared to income tax benefit of $2.8 million for the same period in 2003. Income tax expense for the nine months ended September 30, 2004 and 2003 was impacted by reductions to the valuation allowance against deferred tax assets of $11.1 million and $3.8 million, respectively. The increase of the reductions to the valuation allowance in 2004 was primarily due to the timing of future taxable income, exclusive of reversals of existing taxable temporary differences. Excluding the impact of the reductions to the valuation allowance, income tax expense increased due to higher income before income taxes in 2004. Additionally, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense and changes in the valuation allowance for deferred tax assets.

Dividends on Preferred Stock

     We repurchased and redeemed all of our redeemable preferred stock in December 2003. As a result, there are no dividends on redeemable preferred stock for the nine months ended September 30, 2004.

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

     As of September 30, 2004, we had $573.5 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of senior subordinated notes at CMG, $83.3 million of senior discount notes with a face value of $123.5 million, $117.4 million of senior subordinated discount notes with a face value of $179.6 million and $47.8 million of our term loan. Our senior credit facility provides for a revolving credit facility in an aggregate amount of up to $135.0 million. As of September 30, 2004, no indebtedness was outstanding under our revolving credit facility and $8.2 million of letters of credit had been issued, leaving approximately $126.8 million available under our revolving credit facility. Future borrowings under our revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We maintained $8.3 million in cash on hand as of September 30, 2004.

     During the nine months ended September 30, 2004, cash flows from operations were $86.8 million. We used a portion of those cash flows to pay down $14.0 million of our revolving credit facility that was outstanding as of December 31, 2003, to make $30.0 million in voluntary principal payments on our term loan and to pay $21.0 million of dividends to the holders of our common stock.

     Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the senior subordinated notes of Compass Minerals Group, Inc. (“CMG”), senior credit facility, senior discount notes and senior subordinated discount notes. As of September 30, 2004, we are in compliance with all conditions and covenants related to the senior credit facility, senior subordinated notes, senior discount notes and senior subordinated discount notes.

     Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to make payments on our indebtedness and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior credit facilities and the indenture governing the senior subordinated notes of CMG significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries will be permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. The terms of our senior credit facilities also restrict our subsidiaries from paying dividends to us in order to fund cash interest on our senior discount notes and subordinated discount notes if we do not maintain an adjusted senior indebtedness leverage ratio of 5.00 or less (as of September 30, 2004) or if a default or event of default has occurred and is continuing under our senior credit facilities. As of September 30, 2004, our adjusted senior indebtedness leverage ratio was 2.23. We cannot assure you that we will maintain this ratio. This ratio is not necessarily comparable to other similarly titled ratios of other companies due to inconsistencies in the method of calculation and we encourage you to read our amended and restated credit agreement, as amended, contained in the exhibits to our Annual Report on Form 10-K/A filed with the SEC on November 12, 2004.

     We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due.

For the Nine months ended September 30, 2004 and 2003

     Net cash flow generated by operating activities for the nine months ended September 30, 2004 and 2003 was $86.8 million and $51.4 million, respectively. Of these amounts, $17.1 million and $8.7 million for 2004 and 2003, respectively, were generated by working capital reductions. The primary working capital reductions for 2004 and 2003 were decreases in receivables of $54.7 million and $42.0 million, respectively. These reductions were partially offset by increases in inventories of $15.5 million and $1.3 million, respectively, and decreases in accounts payable and accrued expenses of $22.1 million and $32.0 million, respectively. These reductions are indicative of the seasonal nature of highway deicing product line sales.

     Net cash flow used by investing activities for the nine months ended September 30, 2004 and 2003, was $16.1 million and $31.0 million, respectively. These cash flows consisted of capital expenditures primarily to maintain our facilities of $16.4 million and $9.7 million in 2004 and 2003, respectively, and $21.1 million in 2003 related to our purchase of certain intangible assets related to IMC Global’s SOP business.

     Net cash flow used by financing activities was $64.5 million for the nine months ended September 30, 2004, primarily due to a $14.0 million pay down of our revolving credit facility, $30.0 million in voluntary principal repayments that reduced the amount of long-term debt outstanding under our term loan credit facility and $21.0 million of dividends paid. No gain or loss was recorded upon repayment of debt. Net cash flow used by financing activities was $30.1 million for the nine months ended September 30, 2003, primarily due to $9.8 million repurchase of common stock (treasury stock), $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility, $6.6 million related to the redemption of preferred stock and $4.2 million of deferred financing costs. These outflows were partially offset by $17.5 million of borrowings under our revolving credit facility and the receipt of $8.8 million from IMC Global to pay income taxes for periods when we were owned by IMC Global for which we were indemnified by IMC Global. Additionally, in May 2003, we issued our senior subordinated discount notes and used the proceeds of approximately $100.0 million to pay a dividend on common stock.

Contractual Obligations and Commitments

     The Company’s contractual obligations and commitments at September 30, 2004 are as follows (in millions):

Payments Due by Period

		Less than	2–3	4–5	After 5
Contractual Cash Obligations	Total	1 Year	Years	Years	Years
Long-term debt (a)	$675.9	$0.5	$1.0	$34.9	$639.5
Operating leases (b)	27.5	6.5	9.1	4.0	7.9
Unconditional purchase obligations (c)	60.5	8.8	17.6	17.6	16.5
Management agreement (d)	7.3	1.0	2.0	2.0	2.3

Total contractual cash obligations	$771.2	$16.8	$29.7	$58.5	$666.2

Amount of Commitment Expiration per Period

		Less than	2–3	4–5	After 5
Other Commitments	Total	1 Year	Years	Years	Years
Amount available under the revolving credit facility	$126.8	$–	$–	$126.8	$–
Outstanding letters of credit	8.2	8.2	–	–	–
Outstanding performance bonds (e)	12.6	12.6	–	–	–

Total other commitments	$147.6	$20.8	$–	$126.8	$–

(a)	Includes the aggregate principal amounts at maturity for the senior discount notes of $123.5 million and the senior subordinated discount notes of $179.6 million.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.

(c)	We have long-term contracts to purchase certain amounts of electricity and steam.

(d)	Refer to Note 11 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K/A filed with the SEC on November 12, 2004, for additional information.

(e)	Refer to Note 10 to the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in CMI’s Form 10-K/A filed with the SEC on November 12, 2004, for additional information related to Sales Contracts.

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

     In April 2004, the FASB issued FASB staff position (“FSP”) FAS 141-1 and FAS 142-1, “Interaction of FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, and Emerging Issues Task Force (“EITF”) Issue No. 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets.” This FSP amends SFAS Nos. 141 and 142, and requires mineral rights to be accounted for as tangible assets based on the consensus reached in EITF 04-2. We adopted the guidance in the FSP on July 1, 2004, resulting in the balance sheet reclassification of approximately $147.2 million of net mineral rights from intangible assets to property, plant and equipment. At December 31, 2003, approximately $148.0 million of net mineral rights were similarly reclassified. This FSP had no impact on our consolidated statements of operations or cash flows.

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

Interest Rate Risk

     As of September 30, 2004, we had $47.8 million of debt outstanding under the term loan credit facility and nothing outstanding under our revolving credit facility. Both the term loan credit facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan credit facility borrowings at September 30, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended September 30, 2004 would have increased by approximately $0.4 million. Actual changes will vary from hypothetical changes.

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

     A hypothetical 10% change in the exchange rates compared to the U.S. dollar would have an estimated $1.2 million impact on operating earnings for the nine months ended September 30, 2004. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

     We have reviewed various options to mitigate the impact of fluctuating natural gas prices. During 2003 and 2004, we instituted a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. Pursuant to our policy, we enter into contractual gas price swaps or options related to the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas swap derivative contracts outstanding at September 30, 2004 that expire in one year or less and expire in greater than one year total $7.3 million and $4.4 million, respectively.

     Excluding gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the nine months ended September 30, 2004 would have had an estimated $0.3 million impact on earnings. Actual results will vary based on actpual changes in market prices, rates and hedged quantities.

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

     The Company regularly evaluates the critical estimates and assumptions that it makes in the preparation of its financial statements. As a result of this evaluation process, the Company determined that its deferred income tax accounts and related valuation allowance should be adjusted for periods prior to 2004 to reflect the consideration of future reversals of existing taxable temporary differences as a possible source of taxable income. This non-cash adjustment was the basis for the restatement of the Company’s financial statements reflected in the Company’s Annual Report on Form 10-K/A filed with the SEC on November 12, 2004. In addition, as a result of this process, the Company determined it had not historically recorded the tax benefit associated with stock option exercises in the balance sheet. The Company has restated the consolidated financial statements included in the March 31, 2004 Form 10-Q/A and June 30, 2004 Form 10-Q/A to also reflect this adjustment.

     The non-cash adjustments to the deferred income tax accounts and related valuation allowance, were reflected as non-cash adjustments to income tax expense on the combined and consolidated financial statements. The adjustments had no impact on cash flows, operating earnings, income before income taxes or the Company’s ability to realize benefits from its deferred tax assets.

     The non-cash adjustments to the Company’s deferred income tax accounts and related valuation allowance were the result of the consideration of future reversals of existing taxable temporary differences as a possible source of taxable income, which had not been done previously. In designing and evaluating their disclosure controls and procedures, the Company recognizes that any controls and procedures, regardless of how designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. The Company believes that the errors which led to the restatement were the result of a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes. The material weakness was the result of (a) internal control deficiencies relating to the analysis and reconciliation of income tax accounts, (b) resource constraints related to the income tax accounting function and (c) incorrect conclusions reached regarding the accounting for our deferred income tax accounts and related valuation allowance. As a result of the material weakness described above, we concluded that our internal controls and procedures were ineffective as of September 30, 2004. The conclusion of the Chief Executive Officer and Chief Financial Officer from this evaluation was communicated to the Audit Committee.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. In addition, IMC Global agreed to indemnify us against certain legal matters.

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

Form 8-K filed July 16, 2004, “Regulation FD Disclosure”

Form 8-K filed July 23, 2004, “Other Events”

Form 8-K filed August 4, 2004, “Regulation FD Disclosure”

Form 8-K filed August 6, 2004, “Financial Statements and Exhibits” and “Results of Operations and Financial Condition”

Form 8-K filed August 13, 2004, “Regulation FD Disclosure”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: November 12, 2004

/s/ Michael E. Ducey

Michael E. Ducey
President and Chief Executive Officer

Date: November 12, 2004

/s/ Rodney L. Underdown

Rodney L. Underdown Chief Financial Officer and Vice President