Form 10-Q
period 2005-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2005-05-05
CIK 1227654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-31921

Compass Minerals International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3972986
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9900 West 109th Street
Suite 600
Overland Park, KS 66210
(913) 344-9200
(Address of principal executive offices and telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑  No: ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☑  No: ☐

     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at May 2, 2005 was 31,397,011 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS (unaudited)
(in millions, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$67.0	$9.7
Receivables, less allowance for doubtful accounts of $2.6 million in 2005 and $2.3 million in 2004	111.1	143.0
Inventories	58.7	96.3
Deferred income taxes, net	13.7	13.7
Other	6.3	3.3

Total current assets	256.8	266.0
Property, plant and equipment, net	395.5	402.9
Intangible assets, net	23.4	23.6
Other	31.6	31.4

Total assets	$707.3	$723.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.3	$0.4
Accounts payable	65.6	79.4
Accrued expenses	11.8	14.8
Accrued salaries and wages	18.9	19.3
Income taxes payable	16.6	8.6
Accrued interest	4.3	12.4

Total current liabilities	117.5	134.9
Long-term debt, net of current portion	567.9	582.7
Deferred income taxes, net	45.3	55.1
Other noncurrent liabilities	45.6	39.6
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 200,000,000 at March 31, 2005 and December 31, 2004; issued shares — 35,367,264 at March 31, 2005 and December 31, 2004	0.4	0.4
Additional paid in capital	2.2	0.2
Treasury stock at cost — 4,008,022 at March 31, 2005 and 4,470,029 at December 31, 2004	(7.6)	(8.5)
Accumulated deficit	(103.1)	(118.8)
Accumulated other comprehensive income	39.1	38.3

Total stockholders’ equity (deficit)	(69.0)	(88.4)

Total liabilities and stockholders’ equity (deficit)	$707.3	$723.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in millions, except share data)

	Three Months Ended
	March 31,
	2005	2004
Sales	$267.4	$250.5
Cost of sales — shipping and handling	85.9	74.4
Cost of sales — products	108.2	104.1

Gross profit	73.3	72.0
Selling, general and administrative expenses	16.0	14.4

Operating earnings	57.3	57.6
Other (income) expense:
Interest expense	15.7	15.4
Other, net	0.2	0.5

Income before income taxes	41.4	41.7
Income tax expense	18.8	11.4

Net income	$22.6	$30.3

Net income per share, basic	$0.73	$1.00
Net income per share, diluted	0.70	0.94
Cash dividends per share	0.275	0.1875
Basic weighted-average shares outstanding	31,140,713	30,241,662
Diluted weighted-average shares outstanding	32,323,129	32,174,309

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
For the three months ended March 31, 2005
(in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2004	$0.4	$0.2	$(8.5)	$(118.8)	$38.3	$(88.4)
Dividends on common stock		(1.7)		(6.9)		(8.6)
Stock options exercised		3.6	0.9			4.5
Stock-based compensation		0.1				0.1
Comprehensive income:
Net income				22.6		22.6
Unrealized gain on cash flow hedges, net of tax					2.1	2.1
Cumulative translation adjustments					(1.3)	(1.3)

Comprehensive income						23.4

Balance, March 31, 2005	$0.4	$2.2	$(7.6)	$(103.1)	$39.1	$(69.0)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in millions)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$22.6	$30.3
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, depletion and amortization	11.2	10.5
Finance fee amortization	0.6	0.6
Accreted interest	6.3	5.7
Deferred income taxes	1.3	(0.2)
Tax benefit from exercise of stock options	3.6	0.4
Other	0.2	0.4
Changes in operating assets and liabilities:
Receivables	31.3	31.6
Inventories	36.9	39.6
Other assets	(0.1)	0.6
Accounts payable and accrued expenses	(29.3)	(17.8)
Other noncurrent liabilities	6.0	—

Net cash provided by operating activities	90.6	101.7

Cash flows from investing activities:
Capital expenditures	(4.2)	(3.9)
Other	—	0.1

Net cash used in investing activities	(4.2)	(3.8)

Cash flows from financing activities:
Principal payments on long-term debt	(10.1)	(10.2)
Revolver activity	(11.0)	(14.0)
Dividends paid	(8.6)	(5.7)
Proceeds from stock option exercises	0.7	0.2
Deferred financing costs	—	(0.1)

Net cash used in financing activities	(29.0)	(29.8)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.6

Net increase in cash and cash equivalents	57.3	68.7
Cash and cash equivalents, beginning of period	9.7	2.6

Cash and cash equivalents, end of period	$67.0	$71.3

Supplemental cash flow information:
Interest paid	$17.0	$17.3
Income taxes paid, net of refunds	11.4	2.7

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

     The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in CMI’s Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005.

2. Recent Accounting Pronouncements:

     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” that is effective for the Company beginning in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will determine the impact, if any, that the adoption of SFAS No. 151 will have on its results of operations, cash flows or financial position prior to adoption.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “AJCA”),” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision; however, the Company does not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision.

     In December 2004, the FASB issued SFAS No. 123(R), “Shared-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123, and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company adopted SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for calendar year companies. The Company currently expects to adopt SFAS 123(R) in the first quarter of 2006 although early adoption is allowed. The Company will determine the impact, if any, that the adoption of SFAS 123(R) will have on its results of operations, cash flows or financial position prior to adoption.

     In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. The Company will apply the principles of SAB 107 in conjunction with its adoption of SFAS 123(R).

     In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company will determine the impact that the adoption of FIN 47 will have on its results of operations, cash flows or financial position during 2005.

3. Inventories:

     Inventories consist of the following (in millions):

	March 31,	December 31,
	2005	2004
Finished goods	$45.0	$83.4
Raw materials and supplies	13.7	12.9

	$58.7	$96.3

4. Property, Plant and Equipment:

     Property, plant and equipment consists of the following (in millions):

	March 31,	December 31,
	2005	2004
Land and buildings	$143.2	$143.6
Machinery and equipment	434.8	436.8
Furniture and fixtures	11.5	11.5
Mineral interests	179.9	180.1
Construction in progress	9.1	5.0

	778.5	777.0
Less accumulated depreciation and depletion	383.0	374.1

	$395.5	$402.9

5. Intangible Assets:

     The accumulated amortization of intangible assets for the three months ended March 31, 2005 and the year ended December 31, 2004 was $1.4 million and $1.2 million, respectively. Amortization expense during the three months ended March 31, 2005 and 2004 was $0.2 million and $0.3 million, respectively. Amortization expense for fiscal 2005 through fiscal 2009 is estimated to be approximately $1.1 million, annually.

6. Income Taxes:

     In the first quarter of 2005 the Company repatriated funds from its U.K. subsidiary, through a one-time repayment of a portion of a pound-sterling-denominated loan to a U.S. subsidiary. The repayment resulted in a foreign exchange gain for tax purposes only, which is taxable in the U.S., and for which the Company recorded a $5.4 million charge to income tax expense. The foreign exchange gain was recorded in stockholders’ equity in previous periods and does not appear in the consolidated statement of operations.

     Income tax expense for the three months ended March 31, 2005 and 2004 was $18.8 million and $11.4 million, respectively. The increase, exclusive of the $5.4 million impact of the transaction described above, was $2.0 million and was due to an increase in our effective tax rate primarily due to changes in the amount of permanent deductions. The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, and non-deductible interest expense.

     At March 31, 2005, we had approximately $62.2 million of net operating loss carryforwards (“NOLs”) that expire between 2007 and 2022. The company records valuation allowances for portions of its deferred tax asset relating to NOLs that it does not believe will, more likely than not, be realized. As of March 31, 2005 and December 31, 2004, the Company’s valuation allowance was $7.1 million and $12.6 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

7. Long-term Debt:

     Third-party long-term debt consists of the following (in millions):

	March 31,	December 31,
	2005	2004
Senior Subordinated Notes	$325.0	$325.0
Senior Discount Notes	88.6	85.8
Subordinated Discount Notes	124.4	120.9
Term Loan	27.6	37.7
Revolving Credit Facility	—	11.0

	565.6	580.4
Premium on Senior Subordinated Notes, net	2.6	2.7
Less: current portion	(0.3)	(0.4)

	$567.9	$582.7

8. Pension Plans:

     The components of net periodic benefit cost for the three-month periods ended March 31, are as follows (in millions):

	2005	2004
Service cost for benefits earned during the year	$0.3	$0.3
Interest cost on projected benefit obligation	0.9	0.8
Return on plan assets	(0.9)	(0.7)
Net amortization and deferral	0.2	0.2

Net pension expense	$0.5	$0.6

     Employer contributions were approximately $0.4 million during the three-month periods ended March 31, 2005 and 2004.

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

10. Operating Segments:

     Segment information is as follows (in millions):

	Three Months Ended March 31, 2005
	Salt	Potash	Other(a)	Total
Sales to external customers	$242.6	$24.8	$—	$267.4
Intersegment sales	—	2.0	(2.0)	—
Cost of sales — shipping and handling costs	81.9	4.0	—	85.9
Operating earnings (loss)	58.5	5.1	(6.3)	57.3
Depreciation, depletion and amortization	9.0	2.2	—	11.2
Total assets	530.7	137.8	38.8	707.3

	Three Months Ended March 31, 2004
	Salt	Potash	Other(a)	Total
Sales to external customers	$228.7	$21.8	$—	$250.5
Intersegment sales	—	2.3	(2.3)	—
Cost of sales — shipping and handling costs	70.7	3.7	—	74.4
Operating earnings (loss)	60.2	3.0	(5.6)	57.6
Depreciation, depletion and amortization	8.5	2.0	—	10.5
Total assets	511.6	143.5	21.7	676.8

(a)	“Other” includes corporate entities and eliminations.

11. Stockholders’ Equity and Stock Options:

     On February 11, 2005, the board declared a quarterly cash dividend of $0.275 per share, or approximately $8.6 million, on its outstanding common stock. The dividend was paid on March 15, 2005 to stockholders of record as of the close of business on March 1, 2005.

     During the first quarter of 2005, the Company reissued 461,856 shares of treasury stock related to the exercise of stock options and 151 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan. The Company recorded a tax benefit of $3.6 million from the exercise of stock options that was recorded as additional paid in capital.

12. Earnings per Share:

     The following table sets forth the computation of basic and diluted earnings per common share for the three-month periods ended March 31 (in millions, except for share and per share data):

	2005	2004
Numerator:
Net income	$22.6	$30.3

Denominator:
Average common shares outstanding	31,140,713	30,241,662
Shares for basic earnings per share	31,140,713	30,241,662
Stock options	1,182,416	1,932,647
Shares for diluted earnings per share	32,323,129	32,174,309
Net income per share, basic	$0.73	$1.00
Net income per share, diluted	$0.70	$0.94

13. Other Comprehensive Income:

     The Company’s comprehensive income is comprised of net income, the change in the unrealized gain (loss) on cash flow hedges related to the Company’s gas hedging activities and foreign currency translation adjustments. The components of comprehensive income for the three-month periods ended March 31, are (in millions):

	2005	2004
Net income	$22.6	$30.3
Unrealized gain on cash flow hedges, net of tax	2.1	0.3
Cumulative translation adjustments	(1.3)	1.5

Comprehensive income	$23.4	$32.1

     The following tables provide additional detail related to amounts recorded in Other Comprehensive Income during the three-month period ended March 31, 2005 (in millions):

		Unrealized		Accumulated
	Unfunded	Gains on	Foreign	Other
	Pension	Cash Flow	Currency	Comprehensive
	Losses	Hedges	Adjustments	Income
Balance at December 31, 2004	$(6.4)	$0.9	$43.8	$38.3
2005 changes	—	2.1	(1.3)	0.8

Balance at March 31, 2005	$(6.4)	$3.0	$42.5	$39.1

	For the Three-Months Ended
	March 31, 2005:
	Before
	Tax	Tax	Net-of-Tax
	Amount	Expense	Amount
Unrealized gains on cash flow hedges	$3.0	$0.9	$2.1
Foreign currency translation adjustment	(1.3)	—	(1.3)

Other comprehensive income	$1.7	$0.9	$0.8

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

Critical Accounting Estimates

     Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgements, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2005, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. There have been no significant changes in our critical accounting estimates during the first three months of 2005.

Results of Operations

     The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
	2005	2004
	(dollars in millions,
	except per ton data)
Sales	$267.4	$250.5
Cost of sales — shipping and handling	85.9	74.4
Cost of sales — products	108.2	104.1

Gross profit	73.3	72.0
Selling, general and administrative expenses	16.0	14.4

Operating income	57.3	57.6
Interest expense	15.7	15.4
Other (income) expense	0.2	0.5

Income before income taxes	41.4	41.7
Income tax expense	18.8	11.4

Net income	$22.6	$30.3

Sales by Segment:
Salt	$242.6	$228.7
Specialty potash fertilizers	24.8	21.8

Total	$267.4	$250.5

Sales Volumes (in thousands of tons):
Highway deicing	4,861	4,679
General trade	764	785
Specialty potash	104	101

Average Sales Price (per ton):
Highway deicing	$34.29	$32.45
General trade	99.35	97.35
Specialty potash	239.32	215.42

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales

     Sales for the first quarter of 2005 of $267.4 million increased $16.9 million, or 7% compared to $250.5 million for the first quarter of 2004. Sales include revenues from the sale of our products, or “Product Sales,” as well as shipping and handling fees charged for shipping and handling costs incurred in delivering salt and sulfate of potash (“SOP”) product to the customer. Such shipping and handling fees were $85.9 million during the first quarter of 2005, an increase of $11.5 million compared to the first quarter of 2004. The increase in shipping and handling related fees for the first quarter of 2005 is due to the increased volume of products sold as compared to 2004 combined with higher shipping costs. The higher shipping costs are also reflective of higher fuel costs and increases in transportation rates.

     Product Sales for the first quarter of 2005 of $181.5 million increased $5.4 million, or 3% compared to $176.1 million for the same period in 2004. Salt Product Sales for the first quarter of 2005 of $160.7 million increased $2.7 million, or 2% compared to $158.0 million for the same period in 2004 due to increased average prices of approximately $1.7 million and increased sales volumes in our highway deicing product lines of approximately $1.2 million. The increase in average prices is primarily the combined result of price increases related to the 2004 highway deicing bid season in North America and improved prices in the North American general trade business line related to previously announced price increases. The increased sales volumes in our highway deicing product lines of approximately 182,000 tons was primarily due to higher commitment levels for the 2004 / 2005 winter season in North America compared to those in the same period in the prior year. Highway deicing product line sales volumes in both 2005 and 2004 were above average due to winter weather that was moderately more severe than normal. Also affecting Product Sales were decreased sales volumes in our general trade product lines of approximately $4.5 million and approximately $4.6 million of favorable impact from the effect of a weakened U.S. dollar against both the Canadian dollar and the British pound. The decrease in volumes in our general trade product lines is primarily due to lower consumer deicing sales in North America and the U.K. and a decrease in industrial sales volumes in the U.K.

     Specialty potash fertilizer Product Sales for the first quarter of 2005 of $20.8 million increased $2.7 million, or 15% compared to $18.1 million for the same period in 2004 primarily reflecting the impact of previously announced price increases and modest growth in sales volumes.

Gross Profit

     Gross profit for the first quarter of 2005 of $73.3 million increased $1.3 million, or 2% compared to $72.0 million for the same period in 2004. The increase in gross profit is primarily due to improved sales prices net of costs to distribute products ($1.8 million), increases in highway deicing volumes ($0.7 million) and changes in foreign exchange rates as described above ($2.4 million). Partially offsetting these improvements were lower general trade volumes and higher production costs related to increases in natural gas and other production materials ($3.4 million).

Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the first quarter of 2005 of $16.0 million increased $1.6 million, or 11% compared to $14.4 million for the same period in 2004. The increase primarily reflects additional compensation and benefit costs ($0.6 million), advertising costs ($0.3 million) and higher costs related to changes in foreign exchange rates ($0.4 million).

Interest Expense

     Interest expense for the first quarter of 2005 of $15.7 million increased $0.3 million compared to $15.4 million for the same period in 2004. The increase is primarily the result of higher interest related to the senior discount notes and senior subordinated discount notes resulting from the notes’ principal balances increasing from interest accretion (see Note 8 to our audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in CMI’s Form 10-K filed with the SEC on March 16, 2005) offset in part by lower interest related to the term loan resulting from voluntary principal payments.

Income Tax Expense

     In the first quarter of 2005 we repatriated funds from our U.K. subsidiary, through a one-time repayment of a portion of a pound-sterling-denominated loan to one of our U.S. subsidiaries. The repayment resulted in a foreign exchange gain for tax purposes only, which is taxable in the U.S., and for which we recorded a $5.4 million charge to income tax expense. The foreign exchange gain was recorded in stockholders’ equity in previous periods and does not appear in the consolidated statement of operations.

     Income tax expense for the three months ended March 31, 2005 and 2004 was $18.8 million and $11.4 million, respectively. The increase, exclusive of the $5.4 million impact of the transaction described above, was $2.0 million and was due to an increase in our effective tax rate primarily due to changes in the amount of permanent deductions. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, and non-deductible interest expense.

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

     As of March 31, 2005, we had $565.6 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of senior subordinated notes at CMG, $88.6 million of senior discount notes with a face value of $123.5 million, $124.4 million of senior subordinated discount notes with a face value of $179.6 million and $27.6 million of our term loan. Our senior credit facility provides for a revolving credit facility in an aggregate amount of up to $135.0 million. As of March 31, 2005, no indebtedness was outstanding under our revolving credit facility and $7.7 million of letters of credit were outstanding, leaving approximately $127.3 million available under our revolving credit facility. Future borrowings under our revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes. We maintained $67.0 million in cash on hand as of March 31, 2005.

     During the three months ended March 31, 2005, cash flows from operations were $90.6 million. We used a portion of those cash flows to pay down $11.0 million of our revolving credit facility that was outstanding as of December 31, 2004, to pay $8.6 million of dividends to the holders of our common stock and to make a $10.0 million voluntary principal payment on our term loan.

     Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the senior subordinated notes of CMG, senior credit facility, senior discount notes and senior subordinated discount notes. As of March 31, 2005, we are in compliance with all conditions and covenants related to the senior credit facility, senior subordinated notes, senior discount notes and senior subordinated discount notes.

     Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to make payments on our indebtedness and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior credit facilities and the indenture governing the senior subordinated notes of Compass Minerals Group significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries will be permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. The terms of our senior credit facilities also restrict our subsidiaries from paying dividends to us in order to fund cash interest on our senior discount notes and subordinated discount notes if we do not maintain an adjusted senior indebtedness leverage ratio of 4.5 or less (as of March 31, 2005) or if a default or event of default has occurred and is continuing under our senior credit facilities. As of March 31, 2005, our adjusted senior indebtedness leverage ratio (as defined in the terms of our senior credit facility) was 1.7. We cannot assure you that we will maintain this ratio. This ratio is not necessarily comparable to other similarly titled ratios of other companies due to inconsistencies in the method of calculation and we encourage you to read our amended and restated credit agreement, as amended, contained in the exhibits to our Annual Report on Form 10-K filed with the SEC on March 16, 2005.

     We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due.

For the Three Months Ended March 31, 2005 and 2004

     Net cash flow generated by operating activities for the three months ended March 31, 2005 and 2004 was $90.6 million and $101.7 million, respectively. Of these amounts, $38.9 million and $53.4 million for 2005 and 2004, respectively, were generated by working capital reductions. The primary working capital reductions for 2005 and 2004 were decreases in receivables of $31.3 million and $31.6 million, respectively, and decreases in inventories of $36.9 million and $39.6 million, respectively. These reductions were partially offset by decreases in accounts payable and accrued expenses of $29.3 million and $17.8 million, respectively. These reductions are indicative of the seasonal nature of highway deicing product line sales.

     Net cash flow used by investing activities for the three months ended March 31, 2005 and 2004, were $4.2 million and $3.8 million, respectively. These cash flows consisted of capital expenditures primarily to maintain our facilities.

     Net cash flow used by financing activities was $29.0 million for the three months ended March 31, 2005, primarily due to a $11.0 million pay down of our revolving credit facility, a $10.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility and $8.6 million of dividends paid. Net cash flow used by financing activities was $29.8 million for the three months ended March 31, 2004, primarily due to a $14.0 million pay down of our revolving credit facility, a $10.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility and $5.7 million of dividends paid. No gain or loss was recorded upon repayment of debt.

Contractual Obligations and Commitments

     Our contractual cash obligations and commitments as of March 31, 2005 are as follows (in millions):

	Payments Due by Period
		Less than	2-3	4-5	After
Contractual Cash Obligations	Total	1 Year	Years	Years	5 Years
Long-term debt(a)	$655.7	$0.3	$0.6	$26.8	$628.0
Interest(b)	409.4	34.0	68.8	134.1	172.5
Operating leases(c)	28.4	6.3	8.4	3.0	10.7
Unconditional purchase obligations(d)	56.6	9.2	18.4	27.9	1.1
Estimated future pension benefit payments(e)	19.8	2.1	3.6	3.9	10.2

Total contractual cash obligations	$1,169.9	$51.9	$99.8	$195.7	$822.5

	Amount of Commitment Expiration per Period
		Less than	2-3	4-5	After
Other Commitments	Total	1 Year	Years	Years	5 Years
Revolver	$127.4	$—	$—	$127.4	$—
Letters of credit	7.6	7.6	—	—	—
Performance bonds(f)	13.4	13.4	—	—	—

Total other commitments	$148.4	$21.0	$—	$127.4	$—

(a)	Includes the aggregate principal amounts of maturity for the senior discount notes of $123.5 million and the senior subordinated discount notes of $179.6 million.

(b)	Based on maintaining existing debt balances to maturity. Estimated interest on the Term Loan was based on a rate of 5.59%.

(c)	We lease property and equipment under non-cancelable operating leases for varying periods.

(d)	We have long-term contracts to purchase certain amounts of electricity and steam.

(e)	Refer to Note 9 to our audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in CMI’s Form 10-K filed with the SEC on March 16, 2005 for additional information.

(f)	Refer to Note 10 to our audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in CMI’s Form 10-K filed with the SEC on March 16, 2005 for additional information related to Sales Contracts.

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

Recent Accounting Pronouncements

     In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” that is effective for us beginning in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will determine the impact, if any, that the adoption of SFAS No. 151 will have on our results of operations, cash flows or financial position prior to adoption.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “AJCA”),” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We are in the process of evaluating the effects of the repatriation provision; however, we do not expect to complete this evaluation until after Congress or the U.S. Treasury Department provides further clarification on key elements of the provision.

     In December 2004, the FASB issued SFAS No. 123(R), “Shared-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123, and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for calendar year companies. We currently expect to adopt SFAS 123(R) in the first quarter of 2006 although early adoption is allowed. We will determine the impact, if any, that the adoption of SFAS 123(R) will have on our results of operations, cash flows or financial position prior to adoption.

     In March 2005, the SEC staff issued additional guidance on SFAS 123(R) in the form of Staff Accounting Bulletin (“SAB”) No. 107. SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of FAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models – SAB 107 reinforces the flexibility allowed by FAS 123(R) to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility – the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term – the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances. We will apply the principles of SAB 107 in conjunction with our adoption of SFAS 123(R).

     In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term Conditional Asset Retirement Obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We will determine the impact that the adoption of FIN 47 will have on our results of operations, cash flows or financial position during 2005.

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

Interest Rate Risk

     As of March 31, 2005, we had $27.6 million of debt outstanding under the term loan credit facility and nothing outstanding under our revolving credit facility. Both the term loan credit facility and revolving credit facility are subject to variable rates. Accordingly, our earnings and cash flows are affected by changes in interest rates. Assuming no change in the term loan credit facility borrowings at March 31, 2005, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the three months ended March 31, 2005 would have increased by approximately $0.1 million. Actual changes will vary from hypothetical changes.

Foreign Currency Risk

     We conduct our business primarily in the United Kingdom and North America and export some products to continental Europe, Southeast Asia and Latin America. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We will not engage in hedging for speculative investment reasons. Our historical results do not reflect any foreign exchange hedging activity. There can be no assurance that our hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies.

     A hypothetical 10% change in the exchange rates compared to the U.S. dollar would have an estimated $0.9 million impact on earnings for the three months ended March 31, 2005. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

     We have reviewed various options to mitigate the impact of fluctuating natural gas prices. We have instituted a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. Pursuant to our policy, we enter into contractual gas price swaps related to the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas swap derivative contracts outstanding at March 31, 2005 that expire in one year or less and expire greater than one year total $10.4 million and $4.8 million, respectively.

     Excluding gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the three months ended March 31, 2005 would have had an estimated $0.3 million impact on earnings. Actual results will vary based on actual changes in market prices and rates.

Item 4. Controls and Procedures

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO determined that the Company’s disclosure controls and procedures were not effective as of March 31, 2005 at the reasonable assurance level, because of the material weakness described below.

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

     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company had determined that it did not maintain effective controls over the valuation and completeness of its income taxes payable, deferred income tax assets and liabilities (including the associated valuation allowance) and the income tax provision because it did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the liability for income taxes payable were not effective to ensure that the additions to the liability were complete and accurate. Also, the Company did not have effective controls over the preparation and review of the valuation allowance related to deferred tax assets. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. Because of this material weakness, the Company concluded that it did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework. At March 31, 2005, the Company determined that the material weakness had not been remediated.

     In order to remediate this matter, the Company identified and is implementing actions to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting related to its income tax accounting. In connection with this effort, the Company has implemented a standardized tax accounting software package to assist in the SFAS No. 109 accounting process, implemented greater senior level financial officer review of the income tax balance sheet accounts and the related journal entries, and engaged a third party specialist to assist the Company’s personnel by conducting comprehensive and detailed reviews of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. The Company continues to adopt more rigorous policies and procedures with respect to the income tax account balance sheet review process, including the income taxes payable and deferred tax asset valuation allowance accounts, and plans to strengthen the resources in the income tax accounting function.

Changes in Internal Control Over Financial Reporting

     Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

COMPASS MINERALS INTERNATIONAL, INC.
Date: May 5, 2005	/s/ MICHAEL E. DUCEY
Michael E. Ducey
President and Chief Executive Officer

Date: May 5, 2005	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Chief Financial Officer and Vice President