Form 10-Q
period 2005-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2005-11-01
CIK 1227654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes: ☑ No: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
     The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 27, 2005 was 31,717,434 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	(Unaudited)
	September 30,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$23.8	$9.7
Receivables, less allowance for doubtful accounts of $2.1 million in 2005 and $2.3 million in 2004	74.7	143.0
Inventories	119.5	96.3
Deferred income taxes, net	13.7	13.7
Other	11.1	3.3

Total current assets	242.8	266.0
Property, plant and equipment, net	388.3	402.9
Intangible assets, net	22.8	23.6
Other	32.1	31.4

Total assets	$686.0	$723.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$0.1	$0.4
Accounts payable	59.7	79.4
Accrued expenses	11.9	14.8
Accrued salaries and wages	16.1	19.3
Income taxes payable	1.4	8.6
Accrued interest	4.3	12.4

Total current liabilities	93.5	134.9
Long-term debt, net of current portion	590.0	582.7
Deferred income taxes, net	44.2	55.1
Other noncurrent liabilities	41.3	39.6
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	0.5	0.2
Treasury stock, at cost — 3,700,337 shares at September 30, 2005 and 4,470,029 shares at December 31, 2004	(7.0)	(8.5)
Accumulated deficit	(121.2)	(118.8)
Accumulated other comprehensive income	44.3	38.3

Total stockholders’ equity (deficit)	(83.0)	(88.4)

Total liabilities and stockholders’ equity (deficit)	$686.0	$723.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales	$120.3	$111.7	$498.1	$459.1

Cost of sales — shipping and handling	33.5	27.8	147.6	124.9
Cost of sales — products	60.9	58.0	229.8	216.2

Gross profit	25.9	25.9	120.7	118.0

Selling, general and administrative expenses	14.1	13.3	43.2	40.3
Other charges	—	0.6	—	1.0

Operating earnings	11.8	12.0	77.5	76.7

Other (income) and expense:
Interest expense	16.0	15.4	47.6	45.9
Other, net	3.4	3.3	4.4	4.0

Earnings (loss) before income taxes	(7.6)	(6.7)	25.5	26.8
Income tax expense (benefit)	(3.2)	(12.2)	8.0	(3.1)

Net earnings (loss)	$(4.4)	$5.5	$17.5	$29.9

Net earnings (loss) per share, basic	$(0.14)	$0.18	$0.56	$0.98
Net earnings (loss) per share, diluted	(0.14)	0.17	0.55	0.93
Cash dividends per share	0.275	0.250	0.825	0.6875
Basic weighted-average shares outstanding	31,593,768	30,785,285	31,388,460	30,514,439
Diluted weighted-average shares outstanding	31,593,768	32,273,436	32,006,095	32,224,950
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the nine months ended September 30, 2005
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2004	$0.4	$0.2	$(8.5)	$(118.8)	$38.3	$(88.4)
Dividends on common stock		(6.0)		(19.9)		(25.9)
Stock options exercised		5.8	1.5			7.3
Stock-based compensation		0.5				0.5
Comprehensive income:
Net earnings				17.5		17.5
Unrealized gain on cash flow hedges					4.7	4.7
Cumulative translation adjustments					1.3	1.3

Total comprehensive income						23.5

Balance, September 30, 2005	$0.4	$0.5	$(7.0)	$(121.2)	$44.3	$(83.0)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2005	2004

Cash flows from operating activities:
Net earnings	$17.5	$29.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	32.2	30.4
Finance fee amortization	1.7	1.8
Accreted interest	19.4	17.6
Deferred income taxes	(9.7)	(13.6)
Tax benefit from exercise of stock options	6.1	3.6
Changes in operating assets and liabilities:
Receivables	67.3	54.7
Inventories	(22.8)	(15.5)
Other assets	0.6	0.6
Accounts payable and accrued expenses	(44.2)	(22.1)
Other noncurrent liabilities	1.8	(1.2)
Other, net	0.2	0.6

Net cash provided by operating activities	70.1	86.8

Cash flows from investing activities:
Capital expenditures	(19.1)	(16.4)
Other, net	(3.5)	0.3

Net cash used in investing activities	(22.6)	(16.1)

Cash flows from financing activities:
Principal payments on long-term debt	(30.2)	(30.6)
Revolver activity	18.0	(14.0)
Dividends paid	(25.9)	(21.0)
Proceeds received from stock option exercises	1.2	1.2
Other, net	(0.1)	(0.1)

Net cash used in financing activities	(37.0)	(64.5)

Effect of exchange rate changes on cash and cash equivalents	3.6	(0.5)

Net change in cash and cash equivalents	14.1	5.7
Cash and cash equivalents, beginning of the year	9.7	2.6

Cash and cash equivalents, end of period	$23.8	$8.3

Supplemental cash flow information:
Interest paid	$34.3	$34.9
Income taxes paid, net of refunds	19.4	6.7
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Formation and Basis of Presentation:
Compass Minerals International, Inc. (“CMI” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMI serves a variety of markets, including highway deicing, agriculture, food processing, chemical processing and water conditioning. The consolidated financial statements include the accounts of CMI and its wholly owned subsidiary, Compass Minerals Group, Inc. (“CMG”), and the consolidated results of CMG’s wholly owned subsidiaries.
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
The Company experiences a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season. Due to the seasonal nature of the highway deicing product lines, operating results for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
2. Recent Accounting Pronouncements:
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” that is effective for the Company beginning in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ... .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “AJCA”),” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. The Company is in the process of evaluating the effects of the repatriation provision and expects to complete this evaluation before the end of its tax year (February 2006).
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123, and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company began recognizing compensation expense for the fair value of stock-based compensation in its financial statements in accordance with SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for calendar year companies. The Company will adopt SFAS 123(R) in the first quarter of 2006. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.
3. Inventories:
Inventories consist of the following (in millions):

	September 30,	December 31,
	2005	2004

Finished goods	$105.2	$83.4
Raw materials and supplies	14.3	12.9

Total inventories	$119.5	$96.3

4. Property, Plant and Equipment, Net:
Property, plant and equipment, net consists of the following (in millions):

	September 30,	December 31,
	2005	2004

Land and buildings	$144.0	$143.6
Machinery and equipment	436.6	436.8
Furniture and fixtures	11.1	11.5
Mineral interests	178.6	180.1
Construction in progress	19.4	5.0

	789.7	777.0
Less accumulated depreciation and depletion	(401.4)	(374.1)

Net property, plant and equipment	$388.3	$402.9

5. Intangible Assets, Net:
Intangible assets consist of rights to produce SOP and a customer list acquired in connection with the purchase of an SOP marketing business. The accumulated amortization of intangible assets at September 30, 2005 and December 31, 2004 was $2.0 million and $1.2 million, respectively. Amortization expense during the three months ended September 30, 2005 and 2004 was $0.3 million and $0.2 million, respectively, and during the nine months ended September 30, 2005 and 2004 was $0.8 million and $0.8 million, respectively. Amortization expense for fiscal 2005 through fiscal 2009 is estimated to be approximately $1.1 million, annually.
6. Income Taxes:
Income tax benefit for the three months ended September 30, 2005 and 2004 was $3.2 million and $12.2 million, respectively. Income tax expense for the nine months ended September 30, 2005 was $8.0 million compared to a benefit of $3.1 million during the 2004 nine-month period. In addition to the specific tax items discussed below, the Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, non-deductible interest expense, and changes in the expected utilization of previously reserved net operating loss carryforwards (“NOLs”).
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
During the third quarter of 2004, management determined a valuation allowance against deferred tax assets, in the amount of $11.1 million, was no longer necessary based on an assessment of potential sources of future taxable income other than future reversals of existing taxable temporary differences. As a result, the Company reduced its valuation allowance resulting in a decrease in income tax expense for the three and nine month periods ended September 30, 2004.
At September 30, 2005, we had approximately $65.7 million of NOLs that expire between 2007 and 2022. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized. As of September 30, 2005 and December 31, 2004, the Company’s valuation allowance was $7.1 million and $12.6 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.
7. Long-term Debt:
Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2005	2004

Senior Subordinated Notes	$325.0	$325.0
Senior Discount Notes	94.2	85.8
Senior Subordinated Discount Notes	131.9	120.9
Term Loan	7.5	37.7
Revolving Credit Facility	29.0	11.0

	587.6	580.4
Premium on Senior Subordinated Notes, net	2.5	2.7
Less current portion	(0.1)	(0.4)

Long-term debt, net of current portion	$590.0	$582.7

8. Pension Plans:
The components of net periodic benefit cost for the three-month and nine-month periods ended September 30, 2005 and 2004 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost for benefits earned during the year	$0.4	$0.3	$1.1	$0.9
Interest cost on projected benefit obligation	1.0	0.8	2.8	2.4
Return on plan assets	(0.9)	(0.7)	(2.7)	(2.1)
Net amortization and deferral	0.1	0.2	0.5	0.5

Net pension expense	$0.6	$0.6	$1.7	$1.7

Employer contributions during the nine months ended September 30, 2005 were approximately $1.4 million.

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) reportedly has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP has directed the Company to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. The Company has developed a plan which has been approved by DATCP to investigate soils and groundwater at the Kenosha site. Depending on the results of the investigation, remedial efforts may be necessary. Although little is currently known about the possible source of such contamination, or who should be responsible for it, the Company expects DATCP will look to the Company to undertake those efforts. If required, the Company intends to conduct all phases of the investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which will provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with the Company’s site operations. The Company expects to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site.
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
10. Operating Segments:
Segment information is as follows (in millions):

	Three Months Ended September 30, 2005
	Salt	Potash	Other (a)	Total

Sales to external customers	$98.2	$22.1	$—	$120.3
Intersegment sales	—	2.3	(2.3)	—
Cost of sales — shipping and handling costs	30.6	2.9	—	33.5
Operating earnings (loss)	11.6	6.4	(6.2)	11.8
Depreciation, depletion and amortization	8.7	2.0	—	10.7
Total assets	510.1	133.1	42.8	686.0

	Three Months Ended September 30, 2004
	Salt	Potash	Other (a)	Total

Sales to external customers	$94.4	$17.3	$—	$111.7
Intersegment sales	—	2.6	(2.6)	—
Cost of sales — shipping and handling costs	25.2	2.6	—	27.8
Operating earnings (loss)	12.8	5.0	(5.8)	12.0
Depreciation, depletion and amortization	8.1	2.0	—	10.1
Total assets	485.9	134.6	21.2	641.7

	Nine Months Ended September 30, 2005
	Salt	Potash	Other (a)	Total

Sales to external customers	$424.0	$74.1	$—	$498.1
Intersegment sales	—	7.1	(7.1)	—
Cost of sales — shipping and handling costs	136.7	10.9	—	147.6
Operating earnings (loss)	74.9	20.6	(18.0)	77.5
Depreciation, depletion and amortization	26.0	6.2	—	32.2

	Nine Months Ended September 30, 2004
	Salt	Potash	Other (a)	Total

Sales to external customers	$397.4	$61.7	$—	$459.1
Intersegment sales	—	7.4	(7.4)	—
Cost of sales — shipping and handling costs	115.1	9.8	—	124.9
Operating earnings (loss)	79.3	14.2	(16.8)	76.7
Depreciation, depletion and amortization	24.4	6.0	—	30.4

(a) “Other” includes corporate entities and eliminations.
11. Stockholders’ Equity and Stock Options:
During the nine months ended September 30, 2005, the Company reissued 788,541 shares of treasury stock related to the exercise of stock options from the Company’s 2001 Stock Option Plan and 151 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan. The Company recorded a tax benefit of $6.1 million from the exercise of stock options that was recorded as additional paid in capital.
12. Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Numerator:
Net earnings (loss)	$(4.4)	$5.5	$17.5	$29.9

Denominator:
Weighted average common shares outstanding	31,593,768	30,785,285	31,388,460	30,514,439
Shares for basic earnings per share	31,593,768	30,785,285	31,388,460	30,514,439
Stock Options (a)	—	1,488,151	617,635	1,710,511
Shares for diluted earnings per share	31,593,768	32,273,436	32,006,095	32,224,950

Earnings (loss) per share, basic	$(0.14)	$0.18	$0.56	$0.98
Earnings (loss) per share, diluted	$(0.14)	$0.17	$0.55	$0.93

(a) For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted average number of outstanding common shares.
Options to purchase 870,779 shares of our common stock were outstanding at September 30, 2005 but were not included in the computation of diluted earnings (loss) per share for the quarter ended September 30, 2005 because the options were anti-dilutive.
13. Other Comprehensive Income (Loss):
The Company’s comprehensive income (loss) is comprised of net earnings, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments. The components of comprehensive income are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings (loss)	$(4.4)	$5.5	$17.5	$29.9
Unrealized gain on cash flow hedges	3.7	0.7	4.7	1.3
Cumulative translation adjustments	5.6	4.8	1.3	3.5

Total comprehensive income (loss)	$4.9	$11.0	$23.5	$34.7

The following table provides additional detail related to amounts recorded in other comprehensive income during the nine-month period ended September 30, 2005 (in millions):

	Balance		Balance
	December 31,	2005	September 30,
	2004	Change	2005

Unrealized gain on cash flow hedges	$0.9	$4.7	$5.6
Cumulative translation adjustments	43.8	1.3	45.1
Minimum pension liability	(6.4)	—	(6.4)

Accumulated other comprehensive income	$38.3	$6.0	$44.3

The minimum pension liability is adjusted annually during the fourth quarter. With the exception of cumulative translation adjustments, for which no tax effect is recorded, the components of other comprehensive income are reflected net of applicable income taxes. A deferred tax liability of $2.2 million was recorded for unrealized gains on cash flow hedges during the nine months ended September 30, 2005.

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
Critical Accounting Estimates
Preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to our consolidated financial statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on March 16, 2005, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates. Except as disclosed in Note 6 to the consolidated financial statements, there have been no significant changes in our critical accounting estimates during the first nine months of 2005.
Results of Operations
The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars except per ton data	2005	2004	2005	2004

Sales by Segment:
Salt sales	$98.2	$94.4	$424.0	$397.4
Salt shipping and handling	30.6	25.2	136.7	115.1

Specialty potash sales	22.1	17.3	74.1	61.7
Specialty potash shipping and handling	2.9	2.6	10.9	9.8

Sales Volumes (thousands of tons)
Highway deicing	1,134	1,219	6,958	6,744
General trade	701	692	2,125	2,107
Specialty potash	85	76	293	276

Average Sales Price (per ton)
Highway deicing	$27.76	$26.39	$31.70	$30.07
General trade	95.21	89.97	95.68	92.40
Specialty potash	259.60	227.09	252.88	223.53
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Sales
Sales for the third quarter of 2005 of $120.3 million increased $8.6 million, or 8% compared to $111.7 million for the same quarter of 2004. Sales include revenues from the sale of our products, or “product sales,” as well as shipping and handling costs incurred to deliver salt and sulfate of potash (“SOP”) products to the customer. Such shipping and handling costs were $33.5 million during the third quarter of 2005, an increase of $5.7 million compared to the same quarter of 2004, primarily reflecting higher fuel costs and increases in transportation rates.
Product sales for the third quarter of 2005 of $86.8 million increased $2.9 million, or 3% compared to $83.9 million for the same period in 2004 reflecting increased sales in our specialty potash fertilizer line partially offset by lower salt sales. Salt product sales for the third quarter of 2005 of $67.6 million decreased $1.6 million, or 2% compared to $69.2 million for the same period in 2004 reflecting reduced North American highway deicing sales volumes (approximately $2.9 million) primarily due to lower preseason “early fill” sales volumes as the Company was awarded more “in season” contracts during the most recent deicing salt contract bidding process for the upcoming winter season. The reduced North American highway deicing volumes were partially offset by increased volumes in our North American general trade product line ($0.6 million). The North American general trade sales volume increase is primarily due to higher water conditioning sales volumes. Salt product sales were also negatively impacted by approximately $1.0 million due to increases in shipping and handling costs in excess of price increases for the North American highway deicing and general trade product lines, although that decrease was more than offset by the positive impact of foreign currency exchange rates due to the strengthening of the Canadian dollar ($1.6 million).
Specialty potash fertilizer product sales for the third quarter of 2005 of $19.2 million increased $4.5 million, or 31% compared to $14.7 million for the same period in 2004 primarily reflecting the impact of previously announced price increases ($2.5 million) and increased sales volumes ($1.7 million). The increases were for both agricultural and turf grass uses, primarily in the export market where a portion of the autumn sales volumes occurred earlier in 2005 when compared to the last half of 2004.
Gross Profit
Gross profit for the third quarter of 2005 of $25.9 million was consistent with the third quarter of 2004 as the net increase in sales discussed above was offset by higher shipping and handling costs. Overall, the gross margin percent on salt products decreased 3% or $1.7 million, which was offset by a gross margin percentage improvement on SOP of 1%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2005 of $14.1 million increased $0.8 million, or 6% compared to $13.3 million for the same period in 2004 primarily reflecting higher costs of employee wages and benefits and higher professional services costs.

Other Charges
Other charges for the 2004 three-month period includes costs incurred for a secondary stock offering and registration statement on Form S-1 to register the remaining shares previously held by stockholders. Compass did not receive any of the proceeds from the sale of the shares in the secondary offerings. Consequently, the costs related to these stock offerings were recorded as other operating costs in our consolidated statements of operations.
Interest Expense
Interest expense for the third quarter of 2005 of $16.0 million increased $0.6 million compared to $15.4 million for the same period in 2004. This increase is primarily the result of higher principal balances of the senior discount notes and senior subordinated discount notes due to interest accretion (see Note 8 to the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our Form 10-K filed with the SEC on March 16, 2005). Partially offsetting this increase is a reduction in interest expense resulting from the payments made on our term loan.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended September 30, 2005 and 2004 primarily includes foreign currency exchange losses.
Income Tax Expense (Benefit)
Income tax benefit for the three months ended September 30, 2005 was $3.2 million compared to an income tax benefit of $12.2 million for the same period of 2004. As discussed in Note 6 to the consolidated financial statements, during the third quarter of 2004 we recorded a tax benefit related to a reduction in the valuation allowance against our deferred tax assets by $11.1 million.
Excluding the 2004 reduction to the valuation allowance discussed above, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, nondeductible interest expense, and changes in the expected utilization of previously reserved NOLs.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Sales
Sales for the nine months ended September 30, 2005 of $498.1 million increased $39.0 million, or 8% compared to $459.1 million for the nine months ended September 30, 2004. Sales include revenues from the sale of our products, or “product sales,” as well as shipping and handling costs incurred to deliver salt and SOP products to the customer. Such shipping and handling costs were $147.6 million during nine months of 2005, an increase of $22.7 million, or 18% compared to $124.9 million for the same 2004 period. The increase in shipping and handling-related costs for 2005 is due to the increased volume of products sold as compared to 2004, combined with higher shipping costs. The higher shipping costs are also reflective of higher fuel costs and increases in transportation rates.
Product sales for the nine months ended September 30, 2005 of $350.5 million increased $16.3 million, or 5% compared to $334.2 million for the same period in 2004. Salt product sales for the nine months of 2005 of $287.3 million increased $5.0 million, or 2% compared to $282.3 million for the same period in 2004, while sales of specialty potash fertilizer products of $63.2 million increased $11.3 million, or 22% compared to $51.9 million for the same period in 2004.
The $5.0 million increase in salt product sales for the nine months ended September 30, 2005 reflects North American highway deicing product price increases resulting in $2.0 million of additional salt sales over the same period of 2004. However, this improvement was offset by $3.2 million of lower general trade salt sales volumes in the U.K. Additionally, salt sales are higher than the prior year due to $6.0 million of favorable impact from the strengthening of the Canadian dollar.
Specialty potash fertilizer product sales for the nine months ended September 30, 2005 increased $11.3 million over the same period in 2004 primarily reflecting a $7.8 million impact of price increases and an improvement of $3.2 million due to higher domestic and export sales volumes. While a portion of the volume increase is due to export sales activity occurring earlier in 2005 compared with 2004, the volume increase also reflects modest sales growth.
Gross Profit
Gross profit for the nine months ended September 30, 2005 of $120.7 million increased $2.7 million, or 2% compared to $118.0 million for the same period in 2004. While gross profit reflects $8.4 million of sales price increases, this improvement was offset by $8.4 million of higher costs of production and shipping and handling. Additionally, gross profit reflects a $2.8 million favorable impact due to the strengthening of the Canadian dollar. Overall, the gross margin percentage on salt products decreased 3%, or $3.8 million while SOP gross margin percentage increased 5%, or $6.5 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2005 of $43.2 million increased $2.9 million, or 7% compared to $40.3 million for the same period in 2004. The increase primarily reflects higher costs of benefits and salaries ($0.8 million), higher costs for professional services and compliance with the Sarbanes Oxley Act ($1.0 million), and higher costs in terms of U.S. dollars due to changes in foreign exchange rates ($0.7 million).
Other Charges
Other charges for the 2004 nine-month period includes costs incurred for a secondary stock offering and registration statement on Form S-1 to register the remaining shares previously held by stockholders. Compass did not receive any of the proceeds from the sale of the shares in the secondary offerings. Consequently, the costs related to these stock offerings were recorded as other operating costs in our consolidated statements of operations.
Interest Expense
Interest expense for the nine months ended September 30, 2005 of $47.6 million increased $1.7 million compared to $45.9 million for the same period in 2004. This increase is primarily the result of higher principal balances of the senior discount notes and senior subordinated discount notes due to interest accretion (see Note 8 to the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 included in CMI’s Form 10-K filed with the SEC on March 16, 2005). Partially offsetting this increase is a reduction in interest expense resulting from the payments made on our term loan.
Other (Income) Expense, Net
Other (income) expense, net for the nine months ended September 30, 2005 and 2004 primarily includes foreign exchange losses partially offset by interest income.
Income Tax Expense (Benefit)
Income tax expense for the nine months ended September 30, 2005 was $8.0 million compared to a benefit of $3.1 million for the same period in 2004. The increase in expense primarily relates to the specific tax items discussed as follows. As discussed in Note 6 to the consolidated financial statements, during the nine months ended September 30, 2005 the Company recorded a $5.4 million charge to income tax expense related to taxable foreign exchange gains on a pound-sterling-denominated loan to our wholly owned subsidiary, Compass Minerals Group, Inc. (CMG), and a tax benefit of $5.9 million from the reversal of previously recorded income tax reserves which was partially offset by other income tax adjustments of $1.1 million, related to matters previously determined to have an uncertain outcome. During the third quarter of 2004, we benefited from the $11.1 million reversal of the valuation allowance against our deferred tax assets. Additionally, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, nondeductible interest expense, and changes in the expected utilization of previously reserved NOLs.
Liquidity and Capital Resources
Historically, we have used cash generated from operations to meet our working capital needs and to fund capital expenditures. Our primary sources of liquidity continue to be cash flows from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
As of September 30, 2005, we had $587.6 million of principal indebtedness, net of issuance premium, consisting of $325.0 million of senior subordinated notes at CMG, $94.2 million of senior discount notes with a face value of $123.5 million, $131.9 million of senior subordinated discount notes with a face value of $179.6 million, $7.5 million of term loan, and $29.0 million of borrowing against our revolving credit facility. Our revolving credit facility provides borrowing capacity up to an aggregate amount of $135.0 million. As of September 30, 2005, borrowing availability under our revolving credit facility was also reduced by $10.6 million of letters of credit, leaving an available balance of approximately $95.4 million. Future borrowings under our revolving credit facility will be available to fund our working capital requirements, capital expenditures and for other general corporate purposes.
During the nine months ended September 30, 2005, cash flows from operations were $70.1 million. We used those cash flows to fund capital expenditures of $19.1 million and pay $25.9 million of dividends to the holders of our common stock and, together with proceeds from our revolving credit facility, we voluntarily made early principal payments of $30.0 million on our term loan. As of September 30, 2005, we had cash and cash equivalents on hand of $23.8 million.
Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our obligations under the senior subordinated notes of CMG, revolving credit facility, senior discount notes and senior subordinated discount notes. As of September 30, 2005, we are in compliance with all conditions and covenants related to the senior credit facility, senior subordinated notes, senior discount notes and senior subordinated discount notes.
Although our operations are conducted through our subsidiaries, our subsidiaries have not guaranteed and have no legal obligation to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to make payments on our indebtedness and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior credit facilities and the indenture governing the senior subordinated notes of CMG significantly restrict our subsidiaries from paying dividends and otherwise transferring assets to us. Furthermore, our subsidiaries will be permitted under the terms of our senior credit facilities and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by our subsidiaries to us. The terms of our senior credit facilities also restrict our subsidiaries from paying dividends to us in order to fund cash interest on our senior discount notes and subordinated discount notes if we do not maintain an adjusted senior leverage ratio (as defined in our Credit Agreement dated November 28, 2001, as amended) of 4.5 or less (as of September 30, 2005) or if a default or event of default has occurred and is continuing under our senior credit facilities. As of September 30, 2005, our adjusted senior indebtedness leverage ratio (as defined in the terms of our senior credit facility) was 2.0. We cannot assure you that we will maintain this ratio. This ratio is not necessarily comparable to other similarly titled ratios of other companies due to inconsistencies in the method of calculation and we encourage you to read our amended and restated credit agreement, as amended, contained in the exhibits to our Annual Report on Form 10-K filed with the SEC on March 16, 2005.
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
For the Nine Months Ended September 30, 2005 and 2004
Net cash flows provided by operating activities for the nine months ended September 30, 2005 and 2004 were $70.1 million and $86.8 million, respectively. For 2005, the reduction in accounts receivable balances of $67.3 million was offset by an increase in inventory of $22.8 million and payment of $44.2 million of current liabilities, including income taxes. In 2004, working capital reductions generated $17.7 million of cash flows, as the reduction of $54.7 million of receivables was in excess of the $15.5 million and $22.1 million used to build inventory and pay accounts payable and accrued expenses, respectively. These working capital changes are indicative of the seasonal nature of highway deicing product line sales.
Net cash flows used by investing activities for the nine months ended September 30, 2005 and 2004, of $22.6 million and $16.1 million, respectively, were principally related to capital expenditures. The 2005 capital expenditures were primarily for routine replacements at our facilities and cost reduction projects at our North American evaporated salt and specialty potash fertilizer facilities. For the remainder of 2005, the Company expects to spend approximately $12.8 million, including $3.7 million of expenditures to expand our magnesium chloride facilities and replace an existing underground rock salt mill in Canada (see Note 10 to the Consolidated Financial Statements). Anticipated expenditures to complete these projects by mid-year 2006 total approximately $14 million.
Net cash flow used in financing activities was $37.0 million for the 2005 nine-month period primarily for $25.9 million of dividend payments and $12.2 million of net debt reduction. During 2005, we voluntarily made $30.0 million of early principal repayments to reduce the long-term debt outstanding under our term loan credit facility and increased borrowing under our revolving credit facility by $18.0 million. Net cash flow used in financing activities during the nine months of 2004 was $64.5 million, primarily used to fund $30.0 million of early principal repayments under our term loan credit facility, a $14.0 million pay down of our revolving credit facility, and $21.0 million of dividends. No gain or loss was recorded upon repayment of debt.
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
Recent Accounting Pronouncements
In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” that is effective for us beginning in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges ... .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 is not expected to have a material impact on our financial position, results of operations or cash flows.
In December 2004, the FASB issued FASB Staff Position (“FSP”) FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “AJCA”),” allowing companies additional time to evaluate the effect of the AJCA on plans for reinvestment or repatriation of foreign earnings. We are in the process of evaluating the effects of the repatriation provision and expect to complete this evaluation before the end of our tax year (February 2006).
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123, and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We began recording compensation expense for the fair value of stock-based compensation in accordance with SFAS 123 in 2003. The effective date of SFAS 123(R) is the first annual reporting period beginning after June 15, 2005, which is the first quarter of 2006 for calendar year companies. We will adopt SFAS 123(R) in the first quarter of 2006. The adoption of SFAS 123(R) is not expected to have a material impact on our financial position, results of operations or cash flows.
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
In March 2005, FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “Conditional Asset Retirement Obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a Conditional Asset Retirement Obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Management does not believe the adoption of FIN 47 will have a material affect on the Company’s financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing risk including entering into forward derivative instruments, and may take actions to mitigate our exposure to other risks. However, there can be no assurance that our hedging activities will eliminate or substantially reduce risks associated with these risks. We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2004.
Item 4. Controls and Procedures
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO determined that the Company’s disclosure controls and procedures were not effective as of September 30, 2005 at the reasonable assurance level, because of the material weakness described below.
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
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company had determined that it did not maintain effective controls over the valuation and completeness of its income taxes payable, deferred income tax assets and liabilities (including the associated valuation allowance) and the income tax provision because it did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the liability for income taxes payable were not effective to ensure that the additions to the liability were complete and accurate. Also, the Company did not have effective controls over the preparation and review of the valuation allowance related to deferred tax assets. Additionally, this control deficiency could result in a misstatement to the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constituted a material weakness. Because of this material weakness, the Company concluded that it did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework. At September 30, 2005, the Company determined that the material weakness had not been completely remediated.
In order to remediate this matter, the Company identified and is implementing actions to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting related to its income tax accounting. In connection with this effort, the Company has implemented a standardized tax accounting software package to assist in the SFAS No. 109 accounting process, implemented greater senior level financial officer review of the income tax balance sheet accounts and the related journal entries, performed detailed analyses of our tax accounts to ensure proper recording and classification of all income tax matters, engaged a third party specialist to assist the Company’s personnel by conducting comprehensive and detailed reviews of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. Additionally, the Company has recently hired a Vice President of Income Tax to assist with and manage these efforts. As a result, management believes consolidated financial statements do fairly present, in all material respects, the Company’s financial condition, results of operations and cash flows as of and for the period ended September 30, 2005. The Company continues to adopt more rigorous policies and procedures with respect to the income tax account balance sheet review process, including the income taxes payable and deferred tax asset valuation allowance accounts.
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
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held on August 4, 2005 in Overland Park, Kansas. Three items were submitted to a vote of stockholders as described in our 2005 Proxy Statement dated June 30, 2005. The following table briefly describes the proposals and result of the stockholders’ vote.
1. To elect the following persons as directors for a term of three years.

	Votes in Favor	Votes Withheld
Vernon G. Baker, II	29,465,308	189,795
Bradley J. Bell	29,221,518	433,585
Richard S. Grant	29,233,934	421,169

		Votes in Favor	Votes Against	Votes Abstaining
2.	To ratify the appointment of Ernst & Young LLP as Compass’s independent auditors for fiscal year 2005.	29,625,375	26,940	2,788

3.	To approve the Compass Minerals International, Inc. 2005 Incentive Award Plan	26,749,665	638,709	28,995
Item 5. Other Information
Not Applicable
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
10.1	Annual Incentive Plan and Director and Executive Officer Compensation as approved by the Board of Directors on August 3, 2005 (incorporated herein by reference to Form 8-K dated August 3, 2005).

31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ MICHAEL E. DUCEY Michael E. Ducey
President and Chief Executive Officer
Date: November 1, 2005

/s/ RODNEY L. UNDERDOWN Rodney L. Underdown
Vice President and Chief Financial Officer
Date: November 1, 2005