Form 10-K
period 2005-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2006-02-24
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to
Commission File Number 1-31921
COMPASS MINERALS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3972986 (I.R.S. Employer Identification No.)

9900 West 109th Street, Suite 600 Overland Park, Kansas (Address of principal executive offices)	66210 (Zip Code)
Registrant’s telephone number, including area code:
(913) 344-9200
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Common stock, par value $0.01 per share Preferred Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.           Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes ☐      No ☑
As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $721,084,151, based on the closing sale price of $23.40 per share, as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s $0.01 par value common stock at February 20, 2006 was 31,885,678 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders	Part III, Items 10, 11, 12 and 13
to be held May 11, 2006 (Proxy Statement)

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This annual report on Form 10-K (the “report”) contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. These risks and other factors include, among other things, those listed under Item 1A, “Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A, “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this report.
MARKET AND INDUSTRY DATA AND FORECASTS
     This report includes market share and industry data and forecasts that we obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable, based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental United States and Canada, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North America general trade salt are generally based on historical sales volumes, (b) North America highway deicing salt are generally based on historical production capacity, (c) sulfate of potash are generally based on historical sales volumes and (d) United Kingdom highway deicing salt sales are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons.” One short ton equals 2,000 pounds.
WHERE YOU CAN FIND MORE INFORMATION
     We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please note that the SEC’s website is included in this report as an active textual reference only. The information contained on the SEC’s website is not incorporated by reference into this report and should not be considered a part of this report. You may also read and copy any document we file with the SEC at the SEC’s public reference facility at 100 F Street, N.E., Washington, D.C. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20459. For further information on the operation of the public reference facility call the SEC at 1-900-SEC-0330.
     You may request a copy of any of our filings, at no cost, by writing or telephoning:
Investor Relations
Compass Minerals International, Inc.
9900 West 109th Street, Suite 600
Overland Park, Kansas 66210
     For general inquiries concerning the Company please call (913) 344-9200.
     Alternatively, copies of these documents may be available on our website, www.compassminerals.com. The information on our website is not part of this report and is not incorporated by reference into this report.
     Unless the context requires otherwise, references in this annual report to the “Company,” “Compass,” “Compass Minerals,” “CMI,” “we,” “us” and “our” refer to Compass Minerals International, Inc. and its consolidated subsidiaries. Compass Minerals International, Inc. is comprised of its wholly-owned subsidiary, Compass Minerals Group, Inc. and Compass Minerals Group, Inc.’s subsidiaries (“Compass Minerals Group” or “CMG”).
ITEM 1. BUSINESS
COMPANY OVERVIEW
     Based in the Kansas City metropolitan area, Compass is the second-leading salt producer in North America and the largest in the United Kingdom. We currently operate 10 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our product lines include salt for highway deicing, consumer deicing, water conditioning, consumer and industrial food preparation, agriculture and industrial applications. In addition, Compass is North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf. Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     On December 17, 2003, Compass completed its initial public offering (“IPO”) of 16,675,000 shares of our common stock, par value $0.01 per share, at $13.00 per share. The shares sold in the IPO were shares previously owned by stockholders, primarily Apollo and Mosaic, so the Company did not receive any of the IPO proceeds. Following the offering, Apollo and co-investors, management and directors, and Mosaic owned approximately 35%, 11% and 2%, respectively, of the fully diluted shares outstanding.
     In July 2004, we completed a secondary offering of 8,327,244 shares of common stock which were sold by Apollo, Mosaic and certain members of management. Following the offering, Apollo and co-investors, management and directors, and Mosaic owned approximately 12%, 11% and 1%, respectively, of the fully diluted shares outstanding. Compass did not receive any proceeds from the sale of the shares.
     Apollo, Mosaic and certain members of management sold 4,021,473 shares of common stock through another secondary offering which was completed in November 2004. Again, Compass did not receive any proceeds from the sale. Apollo and Mosaic each sold all of their remaining shares, reducing their ownership of our common stock to zero.
SALT SEGMENT
     Salt is indispensable and enormously versatile with more than 14,000 uses. In addition, there is an absence of cost-effective alternatives. As a result, our cash flows are not materially impacted by economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high grade and among the most extensive in the world, and because we use effective mining techniques and efficient production processes.
     Through our salt segment we mine, produce, process and distribute salt in North America and the United Kingdom, including rock, evaporated and solar salt. Our products are marketed primarily in the United States, Canada and the United Kingdom. Salt is used in a wide variety of applications, including as a deicer for both highway and consumer use (rock salt), an ingredient in the production of chemicals for paper bleaching, for water treatment and a variety of other industrial uses, as a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds and an essential component in both industrial and residential water softeners. The demand for salt has historically remained relatively stable during economic cycles due to its relatively low cost and high value with a diverse number of end uses.
     However, demand in the highway deicing market is affected by changes in winter weather conditions. On average, over the last five years, approximately 64% of our highway deicing annual sales, net of shipping and handling costs, are generated from December through March when the need for highway deicing salt is at its peak.
Salt Industry Overview
     The salt industry is characterized by stable demand and steady price increases across various grades. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing, and nutritional supplements for animal stock. We estimate that the consumption of highway deicing salt in North America is 25 million tons per year (20 million tons per year in the markets we serve), while the general trade market totals 11 million tons per year. In the United Kingdom, we estimate that the size of the highway deicing market is 1.9 million tons per year. According to the latest available U.S. Geological Survey (“USGS”), during the thirty-year period ending 2004, the production of salt used in highway deicing and for general trade products in the United States has increased at an historical average of approximately 1% per year.
     Salt prices vary according to purity from the lowest grade (rock salt) at around $20 per ton to the highest-grade salt (food grade salt) at about $400 per ton. The price difference between rock and food grade salt reflects, among other things, the more elaborate refining and packaging processes for higher-grade salt. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by manufacturers located in close proximity to their customers. According to the latest USGS data, during the thirty year period ending 2004, prices for salt used in highway deicing and general trade products in the United States have increased at a historical average of approximately 4% per year.
Processing Methods
     We have production capacity, including salt purchased under long-term contracts, of approximately 13.7 million tons of salt per year. Mining, other production activities and packaging are currently conducted at 10 of our facilities and at two facilities where finished product is purchased from Mosaic under contracts.
     The three processing methods we use to produce salt are summarized below.
     Underground Rock Salt Mining — We use a drill and blast mining technique at our underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. At our Winsford, U.K. facility, we also use a continuous miner process. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is primarily used in our highway and consumer deicing products. Underground rock salt mining represents approximately 82% of our annual salt production capacity.
     Mechanical Evaporation — The mechanical evaporation method involves subjecting salt-saturated brine to vacuum pressure and heat, generated by natural gas or oil, to precipitate salt. The salt brine is obtained from underground salt deposits through a series of brine wells. The resulting product has both a high purity and uniform physical shape. Evaporated salt is primarily used in our general trade salt product lines. Mechanical evaporation represents approximately 7% of our annual salt production capacity.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
     Solar Evaporation. The solar evaporation method is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural-evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is used in both our general trade salt product lines and in highway deicing applications. Solar evaporation represents approximately 11% of our annual salt production capacity.
Operations and Facilities
     United States — Our Central and Midwestern United States general trade customer base is served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from Mosaic’s potash and salt facility in Michigan. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the Southern and Western United States, highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers, and agriculture customers in the Southern and Midwestern United States. Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the Western United States general trade markets and also provides salt for chemical applications and highway deicing, and provides magnesium chloride which is used in deicing, dust control and soil stabilization applications. Production capacity of salt at our Ogden facility is currently only limited by demand. We also own and operate two salt packaging facilities in Illinois and Wisconsin, which serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern United States.
     Canada — Our salt is produced at five different locations in Canada. Mechanically evaporated salt is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario in Central Canada; and Unity, Saskatchewan in Western Canada. From the Goderich, Ontario rock salt mine, we serve the consumer and highway deicing markets in Canada and the Great Lakes region of the United States. We also purchase salt and other products from Mosaic’s potash and salt facilities located in Saskatchewan, which serve both the general trade and the highway deicing markets.
     United Kingdom — Our United Kingdom highway deicing customer base is served by the Winsford rock salt mine in Northwest England. Through December 2005 we served general trade customers through our mechanical evaporation plant in Cheshire, England. On December 30, 2005, we sold this business. This plant had an annual production capacity of 850,000 tons although it operated at approximately 70% of capacity.
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
     Salt production at these facilities totaled an aggregate of 12.5 million tons, 12.2 million tons and 11.4 million tons for the years ended December 31, 2005, 2004 and 2003, respectively.
     Salt is found throughout the world and, where it is commercially produced, it is typically deposited in extremely large quantities. Our mines at Goderich, Cote Blanche and Winsford, as well as at our other operating facilities, are proximate to vast mineral deposits. In most of our production locations, we estimate the recoverable salt to exceed 100 years of reserves at current production rates and capacities. Our rights to extract those minerals may currently be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
     Our underground mines in Canada (Goderich, Ontario), the United States (Cote Blanche, Louisiana) and the United Kingdom (Winsford, Cheshire) make up over 80% of our salt producing capacity. Each of these mines are operated with modern mining equipment and utilize subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive conveyor systems. We believe that the properties and their operating equipment are maintained in good working condition.
     The mine site at the Goderich mine is owned. We also maintain a mineral lease at Goderich with the provincial government which grants us the right to mine salt. This lease expires in 2022 with the option to renew until 2043. Cote Blanche is operated under land and mineral leases with a third-party landowner who grants us the right to mine salt. The leases expire in 2060. The mine site and salt reserves at the Winsford mine are owned.
     Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 46, 40 and 160 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 152, 81 and 30 years, respectively. Our mineral interests are amortized on an individual basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, both internal estimates and the results of reserve studies completed by a third-party engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by us with the reasonable expectation of reliably operating the mines on a long-term basis. Established

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
     We package salt product produced by us or others at two additional facilities. The table below shows the packaging capacity at each of these facilities:

Annual
Packaging
Capacity
Location	(tons)

Kenosha, Wisconsin	125,000
Chicago, Illinois	100,000
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
Highway Deicing Salt Products
     Products and Sales — Highway deicing constituted approximately 54% of our gross sales of salt in 2005. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway deicing salt is sold primarily through an annual tendered bid contract system as well as through some longer-term contracts, with price, product quality and delivery being the primary competitive market factors. Annual supply contracts generally are awarded on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The locations of the salt sources and distribution outlets also play a significant role in determining a supplier. We have an extensive network of over 70 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt and liquid magnesium chloride from our Ogden, Utah facility is also partially used for highway deicing.
     We produce highway deicing salt in the United Kingdom at our mining facility at Winsford, Cheshire, the largest rock salt mine in the United Kingdom. We believe our superior production capability and favorable logistics enhance our ability to meet peak winter demands. Because of our strong position, we are recognized as a key strategic provider by the United Kingdom’s Highway Agency. As such, in conjunction with the Highway Agency, we develop standards for deicing inventory products and services that are provided to them through their deicing application contractors. In the United Kingdom approximately 62% of our highway deicing business is on multi-year contracts.
     Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last five years, our North American highway deicing product line has generated approximately 64% of its annual sales, net of shipping and handling costs, from December through March when the need for highway deicing is at its peak. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern United States where frequent inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A, “Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
     Chemical customers accounted for approximately 6% of our 2005 gross sales of salt. Principal customers are producers of intermediate chemical products used in pulp bleaching, water treatment and a variety of other industrial uses. Our customers do not have a captive source of brine. Distribution into the chemical market is made primarily through multi-year supply agreements, which are negotiated privately. Price, service, product quality and security of supply are the major competitive market factors.
     The table below shows our shipments of highway deicing and chemical salt products to the following regions (thousands of tons):

	Year ended December 31,
	2005		2004		2003
	Tons	%	Tons	%	Tons	%

North America	10,234	89	9,153	88	8,827	91
Europe	1,303	11	1,180	12	836	9

Total	11,537	100	10,333	100	9,663	100

     Competition — We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our highway deicing and chemical salt products. In addition, there are several smaller regional producers of highway deicing salt. There are several importers of salt into North America but these mostly impact the Eastern seaboard where we have a minimal position. In the United Kingdom, there are two other companies that produce highway deicing salt, one in Northern England and the other in Northern Ireland. There are no significant imports of highway deicing salt into the United Kingdom.
General Trade Salt Products
     Products and Sales — The general trade business accounted for approximately 40% of our 2005 gross sales of salt. We are the third largest producer of general trade salt in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer ice control, food

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
processing, agricultural applications, as well as a variety of industrial applications. We believe that we are the largest private-label producer of water conditioning and salt-based agricultural products in North America and sell more than 60 private labels of table salt to major retailers. Our Sifto® brand is well recognized in the Canadian market.
     On December 30, 2005, we sold our Weston Point, England evaporated-salt plant and related general trade business to INEOS Enterprises Limited, a brine supplier to and largest customer of that plant. Gross sales from this business totaled $52.5 million, $55.2 million and $47.1 million in 2005, 2004 and 2003, respectively.
     We have maintained a significant presence in the general trade business over recent years due to our strong focus on: (i) the Midwestern region of the United States; (ii) all of Canada; (iii) our distribution network to the grocery trade; and (iv) our relationships with large distributors of water conditioning salt.
     The general trade market is driven by strong customer relationships. Sales in the general trade salt product line occur through retail channels, such as grocery stores, building supply, hardware, mass merchants and feed suppliers. Distribution in the general trade salt product line is channeled through a direct sales force located in various parts of our service territories who sell products to distributors, dealers and end users. We also maintain a network of brokers who sell table salt, consumer deicing and water conditioning products. These brokers service wholesalers, grocery chains and retailers, as well as the food-service industry. During 2005, 2004 and 2003 we shipped 2,529,000, 2,404,000 and 2,323,000 tons, respectively of general trade salt in North America.
     Competition — In North America, other large nationally recognized companies compete against our salt business in the production and marketing of general trade salt products. In addition, there are several smaller regional producers of general trade salt. There are several importers of salt into North America but they mostly impact the East Coast and West Coast of the United States where we have minimal positions.
SPECIALTY POTASH SEGMENT
     SOP is primarily used as a specialty fertilizer, providing essential potassium to high-value, chloride-sensitive crops, such as vegetables, fruits, tea, potatoes, grapes, nuts, tobacco and turf grass. We are the market leader in North America for SOP and market SOP products both domestically and overseas. We offer several grades of SOP, which are designed to better serve the special needs of our customers. Our sulfate of potash plant is the largest in North America and one of only two all-natural solar SOP plants in the Western Hemisphere. In 2005, the specialty potash segment accounted for approximately 14% of our gross sales.
Potash Industry Overview
     The annual worldwide consumption of all potash fertilizers approaches 50 million tons. Muriate of potash, or potassium chloride, is the most common source of potassium and accounts for approximately 90% of all potash consumed in fertilizer production. SOP represents approximately 7% of potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, nitrate of potassium and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide (K2O) and different combinations of co-nutrients.
     Muriate of potash is the least expensive form of potash fertilizer based on the concentration of K2O and consequently, it is the most widely used potassium source for most crops. However, SOP (containing approximately 50% K2O) is utilized by growers for many high-value crops, especially where there are requirements for fertilizers with low chloride content. The use of SOP has been scientifically proven to improve the yield and quality of certain crops.
     Examples of crops where SOP is utilized to increase yield and quality include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass, including turf for golf courses. Approximately 73% of our annual SOP sales volumes in 2005 were made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.
Operations and Facilities
     All of our SOP production is located on the Great Salt Lake west of Ogden, Utah. It is the largest SOP production facility in North America. The evaporation facility utilizes solar energy and operates over 40,000 acres of evaporation ponds to produce SOP and magnesium chloride from the brine of the Great Salt Lake. The property utilized in our operation is both owned and leased under annually renewing leases. This facility currently has the capacity to annually produce approximately 450,000 tons of SOP, approximately 400,000 tons of magnesium chloride and over 1.5 million tons of salt. By mid-year 2006, we expect to complete our project to expand our capacity to produce liquid magnesium chloride by approximately 70% and double our capacity to produce crystallized magnesium chloride. These recoverable minerals exist in vast quantities in the Great Salt Lake. We estimate the recoverable minerals exceed 100 years of reserves at current production rates and capacities and are so vast that quantities will not be significantly impacted by our additional production. Our rights to extract these minerals are contractually limited although we believe we will continue to be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to continue extracting minerals and significantly extend the future recognized economic life of the reserves.
     The potassium bearing salts are mechanically harvested and refined to high purity SOP in our production facility that has been in operation since 1967. We believe that our property and operating equipment are maintained in good working condition.
     Products and Sales — Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor SOP. We generally export SOP through major trading companies. International SOP sales volumes in 2005 were 27% of our annual SOP sales. Beginning in late 2001, we organized and employed an experienced global sales group to focus on the specialty aspects and benefits of SOP as a source of potassium nutrients. We believe our sales growth over the past few years has been positively influenced by reestablishing this specialty marketing focus.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
     The table below shows our shipments of SOP to the following regions (thousands of tons):

	Year Ended December 31,
	2005		2004		2003
	Tons	%	Tons	%	Tons	%

U.S.	288	73	280	73	182	73
Export(a)	108	27	106	27	69	27

Total	396	100	386	100	251	100

(a)	Export sales include product sold to foreign customers at U.S. ports.
     Competition — Approximately 50% of the world SOP capacity is located in Europe, 10% in the United States and the remaining 40% in various other countries. The world consumption of SOP totals about 4.0 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile, Canada and Belgium. In addition, there is also some functional competition between SOP, muriate of potash and nitrate of potash. For exports into Asia, the Pacific Rim countries and Latin America, we compete with various local and European producers.
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
     With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See Item 1A, “Risk Factors — Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.”
EMPLOYEES
     As of December 31, 2005, we had 1,506 employees, of which 746 are employed in the United States, 673 in Canada and 87 in the United Kingdom. Approximately 35% of our U.S. workforce and 55% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2006, three will expire in 2007 and two will expire in 2008. Additionally, approximately 6% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.
PROPERTIES
The table below sets forth our principal properties:

		Land and Related Surface
		Rights		Mineral Reserves
		Owned/	Expiration	Owned/	Expiration of
Location	Use	Leased	of Lease	Leased	Lease

Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP and solar salt production facility	Owned	N/A	Leased		(1)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023	(2)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022	(2)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2009/2016	(3)
Winsford, Cheshire, U.K.	Rock salt production facility	Owned	N/A	Owned	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2015	N/A	N/A

(1)	The Ogden lease automatically renews on an annual basis.

(2)	Subject to the right of renewal through 2043.

(3)	Consists of two leases expiring in 2009 and 2016 subject to the right of renewal through 2030 and 2037, respectively.
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
     Our mineral leases have varying terms. Some will expire after a set term of years, while others continue indefinitely. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. We believe we will be able to continue to extend our material mineral lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions. In addition, we own a number of properties and are party to non-mining leases that permit us to perform activities that are ancillary to our mining operations, such as surface use leases, and storage, depot and warehouse leases. We believe that all of our leases were entered into at market terms.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
     The following map shows the locations of our principal salt and SOP production facilities:
ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
     We produce and distribute crop and animal nutrients, salt and deicing products. These activities subject us to an evolving set of international, federal, state, provincial and local environmental, health and safety (“EHS”) laws that regulate, or propose to regulate: (i) product content; (ii) use of products by both us and our customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from our facilities; (vi) disposal, storage and management of hazardous and solid wastes; (vii) remediation of contamination at our facilities and third-party sites; and (viii) post-mining land reclamation. For new regulatory programs, it is difficult for us to ascertain future compliance obligations or estimate future costs until implementation of the regulations have been finalized and definitive regulatory interpretations have been adopted. We respond to regulatory requirements by implementing necessary modifications to our facilities and/or operating procedures.
     We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. We estimate that our 2006 EHS capital expenditures will total approximately $2.3 million, primarily related to air quality devices and highway deicing salt storage pads. We expect that our estimated expenditures in 2006 for reclamation activities will be approximately $0.2 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2006 or in the future.
     We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2005, we had recorded environmental accruals of $2.2 million.
Product Requirements and Impacts
     International, federal, state and provincial standards (i) require registration of many of our products before such products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Environmental, natural resource and public health agencies at all regulatory levels continue to evaluate alleged health and environmental impacts that might arise from the handling and use of products such as

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any guidelines or regulations would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” The report further stated that mitigation measures “must be based on optimization of winter road maintenance practices so as not to jeopardize road safety, while minimizing the potential for harm to the environment.” Environment Canada has confirmed the high importance of road safety in its proposed regulation of road salt. In its September 22, 2003 press release in connection with the proposed Code of Practice, it indicated that the proposed code “will provide those who use road salts with a way to reduce harm to the environment without jeopardizing road safety.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. We cannot predict whether the proposal to designate road salt as a toxic substance will be finalized or the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.
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
Remedial Activities
     Remediation at Our Facilities — Many of our formerly-owned and current facilities have been in operation for a number of years. Operations have historically involved the use and handling of regulated chemical substances, salt and by-products or process tailings by us and predecessor operators which have resulted in soil, surface water and groundwater contamination.
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

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) reportedly has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP has directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. We have developed a plan which has been approved by DATCP to investigate soils and groundwater at the Kenosha site. Depending on the results of the investigation, remedial efforts may be necessary. Although little is currently known about the possible source of such contamination, or who should be responsible for it, we expect DATCP will look to us to undertake those efforts. If required, we intend to conduct all phases of the investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which will provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We expect to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site.
     Remediation at Third-Party Facilities — Along with impacting the sites at which we have operated, various third parties have alleged that our historic operations have resulted in contamination to neighboring off-site areas or nearby third-party facilities. CERCLA imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or its various state analogues, one party may potentially be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties.
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
ITEM 1A. RISK FACTORS
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
Risks Related to Our Business
     The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions may have an adverse effect on our results of operations and the price of our common stock.
     Our highway deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. On average, over the last five years, our North American highway deicing product line has generated over 64% of its annual sales, net of shipping and handling costs, during the months of December through March when the need for highway deicing is at its peak. We need to stockpile sufficient highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season.
     Weather conditions that impact our highway deicing product line include temperature, levels of precipitation, number of snow days and duration and timing of snow fall in our relevant geographic markets. Lower than expected sales by us during this period could have a material adverse effect on our results of operations and the price of our common stock.
     Our SOP operating results are dependent in part upon conditions in the agriculture markets. The agricultural products business can be affected by a number of factors, the most important of which, for U.S. markets, are weather patterns and field conditions (particularly during periods of traditionally high crop nutrients consumption) and quantities of crop nutrients imported to and exported from North America. Additionally, our ability to produce SOP at our solar evaporation ponds is dependent upon arid weather conditions. Extended periods of precipitation or a prolonged lack of sunshine would hinder our production levels resulting in lower sales volumes.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
     Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.
     As of December 31, 2005, we had $615.9 million of outstanding indebtedness, including approximately $350.0 million under CMG’s senior secured term loan facility, $31.0 million under the CMG senior secured revolving credit facility, $2.0 million of CMG senior subordinated notes, $97.1 million of our senior discount notes, $135.8 million of our senior subordinated discount notes, and a stockholders’ deficit of $79.1 million.
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
     Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to make payments on our indebtedness and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior secured credit facilities limit the transferability of assets and the amount of dividends that our subsidiaries can distribute to us. The terms of our senior credit facilities also restrict our subsidiaries from paying dividends to us in order to fund cash interest payments on the senior discount notes and the senior subordinated discount notes if CMG does not comply with the provisions relating to the adjusted total leverage ratio and consolidated fixed charge coverage ratio, or if a default or event of default has occurred and is continuing under our senior secured credit facilities. We cannot assure you that we will remain in compliance with these ratios. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness, when due. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
     We are a holding company with no operations of our own and depend on our subsidiaries for cash.
     Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to us for payment on our indebtedness or to pay dividends on our capital stock. Accordingly, our ability to make payments on our indebtedness and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of the CMG senior secured credit facilities (including the term loan and revolving credit facility) include limitations on the amount of dividends and equity distributions our subsidiaries can pay to us, as discussed above. All of our subsidiaries are guarantors of the CMG senior secured credit facilities.
     We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness when due.
     Increasing interest rates would have an adverse affect on our interest expense under our senior secured credit facilities. Additionally, the restrictive covenants in the agreements governing our indebtedness and the indebtedness of Compass Minerals Group may limit our ability to pursue our business strategies or may require accelerated payments on our debt.
     We pay variable interest on our senior secured credit facilities based on LIBOR or ABR. As of December 31, 2005, approximately $250 million of our variable rate borrowings totaling $381.0 million has been hedged through an interest rate swap agreement. Consequently, increases in interest rates will adversely affect our cost of debt for the portion that has not been hedged.
     Our senior secured credit facilities and indebtedness limit our ability and the ability of our subsidiaries, among other things, to:
•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.
     In addition, our senior secured credit facilities require us to maintain financial ratios. These financial ratios include an interest coverage ratio and a total leverage ratio. Although we have historically been able to maintain these financial ratios, we may not be able to maintain these ratios in the future. Covenants in our senior secured credit facilities may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities.
     If we default under our senior secured credit facilities, the lenders could require immediate payment of the entire principal amount. These circumstances include nonpayment of principal, interest, fees or other amounts when due, a change of control,

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
default under agreements governing our other indebtedness, material judgments in excess of $15,000,000 or inaccuracy of representations and warranties. Any default under our senior secured credit facilities or agreements governing our other indebtedness could lead to an acceleration of principal payments under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under our senior secured credit facilities require immediate repayment, we will not be able to repay them and also repay our other indebtedness in full. Our ability to comply with these covenants and restrictions contained in our senior secured credit facilities and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.
     Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.
     Since we manufacture and sell our products primarily in the United States, Canada and the United Kingdom, our business is subject to risks associated with doing business internationally. Our sales outside the United States, as a percentage of our total sales, were 30% for the year ended December 31, 2005. Accordingly, our future results could be adversely affected by a variety of factors, including:
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
     Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in Canadian dollars and pounds sterling. Significant changes in the value of Canadian dollars and pounds sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt.
     In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We have experienced and expect to experience economic loss and a negative impact on earnings from time to time as a result of foreign currency exchange rate fluctuations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Currency Fluctuations and Inflation and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.
     Our overall success as a global business depends, in part, upon our ability to succeed in differing economic and political conditions. We cannot assure you that we will continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.
     Our operations are dependent on natural gas and a significant interruption in the supply or increase in the price of natural gas could have a material adverse effect on our financial condition or results of operations.
     Energy costs, including primarily natural gas and electricity, represented approximately 13% of our total production costs in 2005. Natural gas is a primary fuel source used in the evaporated salt production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of swap agreements. We have not entered into any long-term contracts for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. A significant increase in the price of natural gas that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
     Because of salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation tends to favor manufacturers located close to the customer. We contract shipping, barge, trucking and rail services to move salt from our production facilities to the distribution outlets and customers. A reduction in the availability of transportation services or a significant increase in transportation service rates could impair our ability to economically deliver salt to our markets.
     Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments and put pressure on the prices we can charge for our products.
     We encounter competition in all areas of our business. Competition in our product lines is based on a number of

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada and Europe, including laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to air and water. For example CERCLA imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” (“PRPs”)) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, we may in the future incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.
     We have received notices from governmental agencies that we may be a PRP at certain sites under CERCLA or other environmental cleanup laws. We have entered into “de minimis” settlement agreements with the United States with respect to certain CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions.
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
     We have also developed alternative mine uses. For example, we entered into a joint venture with a subsidiary of Veolia Environnement, a business with operations in the waste management industry. The joint venture is permitted by the jurisdictional environmental agency to dispose of certain stable types of hazardous waste in our salt mine in the United Kingdom. We believe that the mine is stable and provides a secure disposal location. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account as much as possible in our planning process, it is possible that material expenditures could be required in the future to further reduce this risk, or to remediate any future contamination.
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

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     In addition, we are aware of an aboriginal land claim filed by The Chippewas of Nawash and the Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land under which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action.
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
     As of December 31, 2005, we had 1,506 employees, of which 746 are employed in the United States, 673 in Canada and 87 in the United Kingdom. Approximately 35% of our U.S. workforce and 55% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2006, three will expire in 2007 and two will expire in 2008. Additionally, approximately 6% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.
     We rely on independent distributors and the loss of a substantial number of these distributors may reduce our profits and sales.
     In addition to our own direct sales force, we depend on the services of independent distributors to sell our products and provide service and aftermarket support to our customers. In 2005, 12% of our sales, net of shipping and handling costs, were generated through these independent distributors. Many of these independent distributors are not bound to us by exclusive

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
distribution contracts and may offer products of, and services to, businesses that compete with ours. In addition, the majority of the distribution contracts we have with these independent distributors are cancelable by the distributor after providing us with notice, which on average is six months prior to termination. The loss of a substantial number of these distributors or the decision by many of these distributors to offer competitors’ products to the end customers could materially reduce our sales and profits.
     If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition adversely affected.
     Our business strategy includes supplementing internal growth by pursuing acquisitions of small complementary businesses. We may be unable to complete acquisitions on acceptable terms, identify suitable businesses to acquire or successfully integrate acquired businesses in the future. We compete with other potential buyers for the acquisition of other small complementary businesses. These competition and regulatory considerations may result in fewer acquisition opportunities. If we cannot complete acquisitions, our growth may be limited and our financial condition may be adversely affected.
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
     On November 4, 2005, our Chief Executive Officer, Michael E. Ducey, announced plans to retire at the end of 2006. The Company’s board of directors has initiated a search for his replacement although no successor has been named.
Risks Related to Our Common Stock
     Our common stock price may be volatile.
     Our common stock price may fluctuate in response to a number of events, including, but not limited to:
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
     We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit annual dividends to $55 million plus 50% of preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if CMG’s total leverage ratio exceeds 4.25 or if a default or event of default has occurred and is continuing under the facilities. The terms of our indentures may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indentures and we are restricted from paying any cash dividend on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock) and our fixed charge coverage ratio. We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.
     Shares eligible for future sale may adversely affect our common stock price.
     Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, of which 31,834,324 shares of common stock were outstanding and 786,519 shares of common stock were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units, and vesting of restricted stock units as of December 31, 2005. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
     Information regarding our plant and properties is included in Item 1, “Business,” of this report.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     We have become aware of an aboriginal land claim filed by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land under which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. We have been informed by the Ministry of the Attorney General of Ontario that “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.” We do not believe that this action will result in a material adverse financial effect on the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Executive Officers of the Registrant
     The following table sets forth the name, age and position of each person who is an executive officer on the date of this annual report.

Name	Age	Position

Michael E. Ducey	57	President, Chief Executive Officer and Director
Ronald Bryan	53	Vice President and General Manager, Sulfate of Potash
Keith E. Clark	50	Vice President and General Manager, General Trade
John Fallis	58	Vice President and General Manager, Highway Deicing
David J. Goadby	51	Vice President of CMI and Managing Director, Salt Union Ltd
Rodney L. Underdown	39	Vice President, Chief Financial Officer and Secretary
Steven Wolf	60	Senior Vice President, Strategy and Development
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
     Ronald Bryan has served as the Vice President and General Manager of CMI’s Sulfate of potash business unit since January 2005. Mr. Bryan joined CMI in June 2003 as Vice President — Sales and Marketing, Highway Deicing. Prior to his career at CMI, Mr. Bryan was employed by Borden Chemical and Plastics, where he most recently served as Senior Vice President — Commercial.
     Keith E. Clark has served as the Vice President and General Manager, General Trade for CMI since August 2004. He has served as the Vice President and General Manager of CMG’s General trade business unit since August 1997, when North American Salt Company was under the management of Harris Chemical Group. Prior to this position, Mr. Clark served as Vice President, Operations for North American Salt for two years, beginning in April 1995.
     John Fallis was appointed Vice President and General Manager of CMI’s Highway deicing business unit in January 2005. Mr. Fallis previously served as the Vice President, Mining of CMG since 1994, when CMG was under the management of Harris Chemical Group.
     David J. Goadby was named as Vice President of CMI in August 2004. He has served as Vice President of CMG since February 2002 and as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since April 1994, under the management of Harris Chemical Group.
     Rodney L. Underdown was appointed Chief Financial Officer of CMI in December 2002, has served as a Vice President of CMI since May 2002. Mr. Underdown has served as the Chief Financial Officer of CMG since February 2002 and Vice President, Finance of CMG since November 2001. Prior to that, he served as the Vice President, Finance of CMG’s salt division since June 1998.
     Steven Wolf was appointed Senior Vice President, Strategy and Development of CMI and Senior Vice President, Strategy of CMG beginning January 1, 2005. He was named Vice President and General Manager, Highway Deicing for CMI in August 2004. Mr. Wolf previously served as the Vice President and General Manager, Highway Deicing of CMG since 1994, when CMG was under the management of Harris Chemical Group. Mr. Wolf also served as the General Manager, SOP of CMI from August 2003 to December 2004. Mr. Wolf retired from his executive officer position effective January 1, 2006.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
     Our common stock, $0.01 par value, has been traded on the New York Stock Exchange under the symbol “CMP” since December 12, 2003. Prior to that time, there was no trading market for our common stock. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2005 and 2004:

	First	Second	Third	Fourth

2005
Low	$21.58	$22.20	$22.85	$21.81
High	26.83	26.67	26.26	25.38

2004
Low	14.16	16.40	18.65	20.71
High	16.85	19.85	22.32	24.26
HOLDERS
     On February 20, 2006, the number of holders of record of our common stock was approximately 38.
DIVIDEND POLICY
     We intend to pay quarterly cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. The dividend limitations imposed by our debt agreements are described in Note 8 to the consolidated financial statements included in Item 8 of this report.
     The Company paid quarterly dividends totaling $1.10 and $0.9375 per share in 2005 and 2004, respectively. On February 9, 2006, our board of directors declared a quarterly cash dividend of $0.305 per share on our outstanding common stock. The dividend will be paid on March 15, 2006 to stockholders of record as of the close of business on March 1, 2006.
EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information at December 31, 2005 concerning our common stock authorized for issuance under our equity compensation plan:

		Weighted-	Number of
	Number	average	securities
	of shares	exercise price	available for
	to be issued	of outstanding	issuance
Plan category	upon exercise	securities	under plan

Equity compensation plans approved by stockholders:
Stock options	757,901	$7.60
Restricted stock units	14,000

Total securities under approved plans	771,901	7.60	3,168,100

Equity compensation plans not approved by stockholders (1):
Deferred stock units	14,618		45,231

Total	786,519	$7.60	3,213,331

(1)	Under the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, adopted effective October 1, 2004, non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company’s common stock. Accumulated deferred fees are distributed in the form of Company common stock.

ITEM 6.	SELECTED FINANCIAL DATA
     The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes thereto included elsewhere in this annual report.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K

		For the Year Ended December 31,
(Dollars in millions, except share data)	2005	2004	2003	2002	2001(8)

Statement of Operations Data(1):
Sales	$742.3	$639.9	$553.5	$459.0	$481.5
Cost of sales — shipping and handling	227.2	182.5	159.2	131.8	138.5
Cost of sales — products (2)	275.8	240.1	216.4	175.0	196.9
Depreciation and amortization (3)	43.6	41.3	42.1	37.1	32.6
Selling, general and administrative expenses	56.4	55.1	45.7	38.4	36.1
Restructuring and other charges (4)	—	5.9	2.4	7.7	27.0
Operating earnings	142.9	118.8	91.2	72.1	53.4
Interest expense	61.6	59.0	53.7	39.8	12.7
Net earnings from continuing operations (5)	26.8	47.8	30.9	14.8	27.1
Net earnings from discontinued operations (1)	4.1	2.0	1.4	2.2	1.4
Dividends on preferred stock	—	—	1.2	10.6	0.8
Gain on redemption of preferred stock	—	—	(8.2)	—	—
Net earnings available for common stock	30.9	49.8	39.3	6.4	27.7
Per Share Data:
Weighted-average common shares outstanding:
Basic	31,487,975	30,604,597	32,492,792	35,039,110	3,220,724
Diluted	32,049,632	31,816,202	33,983,983	35,474,539	3,220,724
Net earnings from continuing operations per share:
Basic	$0.85	$1.56	$1.17	$0.12	$8.17
Diluted	0.84	1.50	1.12	0.12	8.17
Cash dividends declared per share	1.10	0.9375	2.85	—	8.28
Balance Sheet Data (at year end):
Total cash and cash equivalents	$47.1	$9.7	$2.6	$11.9	$15.9
Total assets	750.3	723.9	695.1	644.1	655.6
Series A redeemable preferred stock (6)	—	—	—	19.1	74.6
Total debt	615.9	583.1	603.3	507.8	526.5
Other Financial Data:
Ratio of earnings to fixed charges (7)	1.66x	1.84x	1.60x	1.64x	3.85x

(1)	On December 30, 2005, we sold our Weston Point, England evaporated salt business. Those results of operations have been reclassified as discontinued operations for all periods presented. The 2005 earnings from discontinued operations includes a gain of $3.7 million ($4.6 million before tax) on the sale of those operations.

(2)	“Cost of sales — products” is presented exclusive of depreciation and amortization.

(3)	“Depreciation and amortization,” for purposes of this table, excludes amortization of deferred financing costs but includes expense related to discontinued operations of $3.6 million, $3.8 million, $3.5 million, $3.1 million and $3.0 million for 2005, 2004, 2003, 2002 and 2001, respectively.

(4)	“Restructuring and other charges” — During 2001, we incurred $27.0 million of transaction and transition costs in connection with the Recapitalization. During 2002, we incurred $7.7 million of transition costs in connection with separating the Company from Mosaic. During 2003, we incurred $2.4 million of costs related to the IPO. In November 2004, Apollo elected to terminate the amended management consulting agreement resulting in a final payment of approximately $4.5 million in that same month. Additionally, during 2004, we incurred $1.4 million of costs directly related to the completion of two secondary offerings completed in July 2004 and November 2004. Essentially all of these costs had been paid as of December 31, 2004.

(5)	Net earnings from continuing operations for 2005 includes $32.2 million of pre-tax expenses related to the early retirement of debt and income tax expense of $4.1 million resulting from the decision to repatriate $70 million of qualified foreign earnings pursuant to the American Jobs Creation Act.

(6)	During 2003, we redeemed all of the outstanding shares of series A redeemable preferred stock. In December 2002, certain holders of the series A redeemable preferred stock converted their preferred stock into subordinated discount notes, see Note 8 to our consolidated financial statements.

(7)	For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense excluding amounts allocated to discontinued operations, including the amortization of deferred debt issuance costs and the interest component of our operating rents. The ratio of earnings to fixed charges prior to November 28, 2001 is not meaningful because we participated in a credit facility with Mosaic and its affiliates and the level of third-party debt was not comparable to the level of third-party debt in place upon consummation of the Recapitalization and subsequent debt issuances.

(8)	On November 28, 2001, Mosaic contributed the net assets of Compass Minerals Group to Salt Holdings Corporation. Accordingly, the 2001 Statement of Operations data is presented on a combined and consolidated basis.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The statements in this discussion regarding the industry outlook, our expectations for future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” You should read the following discussion together with Item 1A, “Risk Factors” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
COMPANY OVERVIEW
     In 2001, Apollo Management V, L.P. (“Apollo”), acquired control of CMI from Mosaic Global Holdings Inc. (“Mosaic”). Following the acquisition, Apollo, co-investors, management and directors owned approximately 81% of the outstanding common stock of CMI and Mosaic owned the remaining 19%.
     In December 2003, the Company completed an initial public offering of 16,675,000 shares of its common stock, par value $.01 per share, at an initial public offering price of $13.00 per share. Apollo and Mosaic each sold portions of their holdings of the Company’s common stock, which reduced the ownership of Apollo and Apollo co-investors, management and directors, and Mosaic to approximately 35%, 11% and 2%, respectively.
     In secondary stock offerings in July and November 2004, Apollo and Mosaic sold their remaining equity interests in CMI.
     Headquartered in the Kansas City metropolitan area, Compass is the second-leading salt producer in North America and the largest in the United Kingdom. We operate 10 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our product lines include salt for highway deicing, consumer deicing, water conditioning, consumer and industrial food preparation, agriculture and industrial applications. In addition, Compass is North America’s leading producer of sulfate of potash (SOP), which is used in the production of specialty fertilizers for high-value crops and turf.
     Salt is indispensable and enormously versatile with more than 14,000 uses. In addition, there is an absence of cost-effective alternatives. As a result, our cash flows are not materially impacted by economic cycles. We are among the lowest cost salt producers in our markets because our salt deposits are high grade and among the most extensive in the world, and because we use effective mining techniques and efficient production processes. Our SOP plant is the largest in North America and one of only two all-natural solar SOP plants in the Western Hemisphere. Our North American salt mines and SOP production facility are near either water or rail transport systems, which minimizes our shipping and handling costs. Because the highway deicing business constitutes about half of our annual sales, our business is seasonal and results may vary depending on the severity of the winter weather in our markets.
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
Management’s Discussion of Critical Accounting Policies and Estimates
     The preparation of the consolidated financial statements in conformity with generally accepted accounting policies requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from these estimates. We have identified the critical accounting policies and estimates that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
     Inventory Allowances — We record allowances for unrecoverable, unusable or slow moving finished goods and raw materials and supplies inventory. We adjust the value of certain inventory to the estimated market value to the extent that management’s assumptions of future demand, market or functional conditions indicate the cost basis is either in excess of market or the inventory will not be utilized or sold in future operations. If actual demand or conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Mineral Interests — As of December 31, 2005, we maintained $150.9 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
     Mineral interests are primarily amortized on a units-of-production method based on internal and third-party estimates of recoverable reserves. Our rights to extract minerals are contractually limited by time or lease boundaries. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, the assigned lives may be less than that projected by management, or if the actual size, quality or recoverability of the minerals is less than that projected by management, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.
     Income Taxes — Developing our provision for income taxes and analyzing our potential tax exposure items requires significant judgment and assumptions as well as a thorough knowledge of the tax laws in various jurisdictions. These estimates and judgments occur in the calculation of certain tax liabilities and in the assessment of the likelihood that we will be able to realize our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Based on all available evidence, both positive and negative, the weight of that evidence and the extent such evidence

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
can be objectively verified, we determine whether it is more likely than not that all, or a portion of, the deferred tax assets will be realized.
     In evaluating our ability to realize our deferred tax assets, we consider the sources and timing of taxable income, including the reversal of existing temporary differences, ability to carryback tax attributes to prior periods, qualifying tax-planning strategies, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, our assumptions include the amount of pre-tax operating income according to different state, federal and international taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about material estimates, assumptions and uncertainties in connection with the forecasts of future taxable income, the merits in tax law and assessments regarding previous taxing authorities’ proceedings or written rulings, and, while they are consistent with the plans and estimates we use to manage the underlying businesses, differences in our actual operating results or changes in our tax strategies, tax credits or our assessment of the tax merits of our positions could affect our future assessments.
     As of December 31, 2005 we had $26.9 million of deferred tax assets resulting from prior year’s U.S. NOL carryforwards and $6.2 million of alternative minimum tax credit carryforwards that can be used to reduce our future tax liability. As a result of our analysis of the realization of our deferred tax assets at December 31, 2005, we concluded that $10.4 million of valuation allowance was required for our deferred tax assets related to our U.S. net operating loss carryforwards because management believes they will not be realized. In the future, if we determine, based on the existence of sufficient evidence, that more or less of our deferred tax assets are more-likely-than-not to be realized, an adjustment to the valuation allowance will be made in the period such a determination is made. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from historical and forecasted amounts.
     In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with SFAS 5 for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
     Taxes on Foreign Earnings — Our effective tax rate reflects the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S., but would be subject to U.S. federal income taxes, less applicable foreign tax credits. As described in Note 6 to the consolidated financial statements, during the fourth quarter of 2005 we established a domestic reinvestment plan which was approved by our board of directors, and determined the Company would repatriate $70 million of qualifying foreign earnings pursuant to the American Jobs Creation Act of 2004 (the “Jobs Act”). Under the Jobs Act, repatriated earnings during this one year period would be allowed a one-time dividends received deduction of 85%, resulting in a federal tax rate of approximately 5.25% on the repatriated earnings. Notwithstanding amounts repatriated under the Jobs Act, we believe that the remaining undistributed earnings of our foreign subsidiaries will continue to be indefinitely reinvested.
     Pension Plans — We select our actuarial assumptions for our pension plans after consultation with our actuaries and investment consultants as our advisors. These assumptions include discount rates, expected long-term rates of return on plan assets and rate of compensation increases which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, thereby increasing pension expense and our pension liability.
     We have two defined benefit pension plans covering some of our employees in the United States and the United Kingdom. The size of the U.S. plan is not significant as compared to the U.K. plan. The U.K. plan was closed to new participants in 1992. We set our discount rate for the U.K. plan based on AA corporate bond yields with an average duration closely matching the benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio. Assumed salary increases are set considering the statutory provisions that are used to calculate the actual pension benefits in the U.K. Our funding policy has been to make the minimum annual contributions required by applicable regulations, which have totaled $1.8 million, $1.9 million and $1.6 million during the years ended December 31, 2005, 2004 and 2003, respectively. See Note 7 to the consolidated financial statements for additional discussion of our pension plans.
     Other Significant Accounting Policies — Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of equity compensation instruments and environmental accruals, require difficult judgments on complex matters. Certain of these matters are among topics currently under re-examination by accounting standards setters and regulators. Although no specific conclusions reached to date by these standard setters appear likely to cause a material change in our accounting policies, future decisions cannot be predicted with confidence.
RESULTS OF OPERATIONS
     The following table presents consolidated financial information with respect to sales from continuing operations for the years ended December 31, 2005, 2004 and 2003. On December 30, 2005, we sold our Weston Point, England evaporated salt business, which results have been classified as discontinued operations. Accordingly, the following table and discussion of our results of operations exclude the discontinued operations (see Note 13 to the consolidated financial statements). The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this annual report on Form 10-K.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K

	Year Ended December 31,
Dollars in millions except per ton data	2005	2004	2003

Sales by Segment:
Salt sales	$639.6	$552.3	$499.5
Less: salt shipping and handling	212.4	168.7	150.5

Salt product sales	427.2	383.6	349.0

Specialty potash (SOP) sales	102.7	87.6	54.0
Less: SOP shipping and handling	14.8	13.8	8.7

Specialty potash product sales	$87.9	$73.8	$45.3

Sales Volumes (thousands of tons)
Highway deicing	11,537	10,333	9,663
General trade	2,529	2,404	2,323
Specialty potash	396	386	251

Average Sales Price (per ton)
Highway deicing	$33.07	$30.85	$29.25
General trade	102.08	97.17	92.93
Specialty potash	259.56	226.88	215.21

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
Sales
     Sales for the year ended December 31, 2005 of $742.3 million increased $102.4 million, or 16% compared to $639.9 million for the year ended December 31, 2004. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees for costs incurred in delivering salt and SOP products to the customer. Such shipping and handling fees were $227.2 million during the year ended December 31, 2005, an increase of $44.7 million compared to $182.5 million for the year ended December 31, 2004. The increase in shipping and handling-related fees for the year ended December 31, 2005 was primarily due to the increased volumes of products sold as compared to 2004, combined with higher shipping costs due to higher fuel costs and increases in transportation rates.
     Product Sales for the year ended December 31, 2005 of $515.1 million increased $57.7 million, or 13% compared to $457.4 million for 2004. Salt Product Sales for the year ended December 31, 2005 of $427.2 million increased $43.6 million, or 11% compared to $383.6 million for the same period in 2004 while sales of specialty potash fertilizer products of $87.9 million increased $14.1 million, or 19% compared to $73.8 million in 2004.
     The $43.6 million increase in salt product sales for 2005 primarily reflects higher sales volumes of North American highway deicing products and higher prices, resulting in increases of $15.3 million and $10.8 million, respectively, compared to 2004. The higher volumes (1,082,000 tons) reflect the more severe winter weather during the first and fourth quarters of 2005 compared with 2004. Additionally, sales increased over 2004 by $2.6 million from our U.K. highway deicing business reflecting higher sales volumes (124,000 tons), particularly in the fourth quarter. The higher sales volumes from our North American general trade business (126,000 tons) also improved product revenues by $6.8 million over 2004. Finally, the favorable impact of the strengthening of the Canadian dollar increased salt sales by approximately $7.8 million over the prior year.
     Specialty potash fertilizer product sales for the year ended December 31, 2005 of $87.9 million increased $14.1 million, or 19% compared to $73.8 million for the same period in 2004. Price improvements contributed $11.4 million of the increase while higher volumes sold increased sales by approximately $2.5 million.
Gross Profit
     Gross profit for the year ended December 31, 2005 of $199.3 million increased $19.5 million, or 11% compared to $179.8 million for 2004. The increase in gross profit primarily reflects the impact of improved prices and volumes for our North American highway deicing and SOP businesses, increasing 2005 margins over 2004 by approximately $17.4 million and $13.0 million, respectively, partially offset by lower margins on our general trade products of $2.4 million and higher overall production costs of $9.8 million. The strengthening of the Canadian dollar also lead to an increase in gross profit of approximately $1.7 million due to foreign exchange rate changes. Overall, our gross margin percentage on salt products decreased 2%, while the SOP gross margin percentage increased 5%.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the year ended December 31, 2005 of $56.4 million increased $1.3 million, or 2% compared to $55.1 million for the same period in 2004. The increase primarily reflects higher professional services costs and higher costs in terms of U.S. dollars due to the strengthening of the Canadian dollar.
Other Charges
     During 2004, we incurred $1.4 million of costs directly related to the completion of two secondary offerings of shares previously held by stockholders. We did not receive any proceeds from the sale of the shares. Consequently, the costs related to these stock offerings were recorded as other operating costs on our statement of operations.
     In addition, Apollo elected to terminate the management consulting agreement during the fourth quarter of 2004 resulting in a final payment of approximately $4.5 million.
Interest Expense
     Interest expense for the year ended December 31, 2005 of $61.6 million increased $2.6 million compared to $59.0 million for the same period in 2004. This increase in interest expense primarily reflects the higher principal balances of the senior discount notes and senior subordinated discount notes due to interest accretion, as discussed in Note 8 to the consolidated financial statements.
Other, Net
     Other net expenses of $38.7 million for the year ended December 31, 2005 increased $30.9 million compared to other expense of $7.8 million for the same period in 2004. In the fourth quarter of 2005, we replaced our existing term loan and revolving credit facilities with a new senior secured credit agreements (“Credit Agreement”). In addition, we completed a tender offer and redeemed $323.0 million of our 10% Senior Subordinated Notes. In connection with these transactions, we expensed $26.5 million of tender premium and $6.7 million of deferred financing costs, net of unamortized issuance premium as discussed in Note 8 to the consolidated financial statements. Other, net expense also includes foreign exchange losses of $6.1 million and $6.9 million for the years ended December 31, 2005 and 2004, respectively.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Income Tax Expense
     Income tax expense for the year ended December 31, 2005 of $15.8 million increased $11.6 million compared to $4.2 million for the same period in 2004. As discussed in Note 6 to the consolidated financial statements, during 2005 we established a domestic reinvestment plan and determined we would repatriate $70 million of qualified foreign earnings under the American Jobs Creation Act of 2004. Accordingly, we recorded additional U.S. income tax expense attributable to these earnings of approximately $4.1 million during the fourth quarter. Earlier in 2005 the Company repatriated funds from its U.K. subsidiary through a one-time repayment of a portion of a pound-sterling-denominated loan to a U.S. subsidiary resulting in a foreign currency exchange gain for tax purposes only. Consequently, the Company recorded a $5.4 million charge to income tax expense. Additionally, in 2005 we recorded a tax benefit of $5.9 million for the reversal of previously recorded income tax reserves related to matters previously determined to have an uncertain outcome, and expense for other income tax adjustments of $1.1 million. During 2004 we benefited from a reduction in the valuation allowance against our deferred tax assets of $12.2 million. The reduction to the valuation allowance in 2004 was primarily due to a change in the timing of projected future taxable income, exclusive of reversals of existing taxable temporary differences.
     Excluding the impact of the specific items discussed above, income tax expense decreased primarily due to lower income before income taxes in 2005. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, repatriation of foreign earnings, foreign currency exchange gains recognized for tax purposes only (as discussed above), state income taxes (net of federal benefit), foreign income tax rate differentials, foreign mining taxes, changes in the expected utilization of previously reserved NOLs and a portion of the interest expense on discount notes being non-deductible for tax purposes.
Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
Sales
     Sales for the year ended December 31, 2004 of $639.9 million increased $86.4 million, or 16% compared to $553.5 million for the year ended December 31, 2003. Sales include revenues from the sale of our products, or “Product Sales,” as well as pass-through shipping and handling fees for costs incurred in delivering salt and SOP products to the customer. Such shipping and handling fees were $182.5 million during the year ended December 31, 2004, an increase of $23.3 million compared to $159.2 million for the year ended December 31, 2003. The increase in shipping and handling-related fees for the year ended December 31, 2004 was primarily due to the increased volume of products sold as compared to 2003.
     Product Sales for the year ended December 31, 2004 of $457.4 million increased $63.1 million, or 16% compared to $394.3 million for the same period in 2003. Salt Product Sales for the year ended December 31, 2004 of $383.6 million increased $34.6 million, or 10% compared to $349.0 million for the same period in 2003 primarily due to increased sales volumes in our highway deicing product lines ($11.4 million) and increased sales volumes in our general trade product line ($6.2 million). The increased sales volumes in our highway deicing product line came from North America and the U.K. (approximately 326,000 tons and 344,000 tons, respectively) and was primarily due to a combination of increased contract bid volumes awarded in North America and slightly above average winter weather in the U.K. in the first quarter of 2004 compared to an extremely mild first quarter in 2003. Winter weather was also above average in North America in both 2004 and 2003. The increased sales volumes in our North American general trade product line of approximately 81,000 tons was primarily due to strong consumer deicing sales in the first quarter in areas where our consumer deicing products are sold. Sales prices related to our general trade product lines in North America, excluding foreign exchange effects, also improved approximately $2.6 million as compared to the same period in 2003. Average sales prices related to our highway deicing product lines in North America and the U.K., excluding foreign exchange effects, remained relatively consistent.
     Salt Product Sales were also favorably impacted by approximately $11.9 million from the effect of a strengthened Canadian dollar and British pound compared to the U.S. dollar.
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
Gross Profit
     Gross profit for the year ended December 31, 2004 of $179.8 million increased $40.5 million, or 29% compared to $139.3 million for the same period in 2003. The increase in gross profit primarily reflects the impact of improved prices and volumes ($6.9 million and $14.7 million, respectively) and changes in foreign exchange rates as described above ($5.0 million). Additionally, a reduction in costs to produce and distribute products increased our gross profit by approximately $13.8 million, reflecting the impact of higher production and our operational excellence programs.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the year ended December 31, 2004 of $55.1 million increased $9.4 million, or 21% compared to $45.7 million for the same period in 2003. The increase primarily reflects increased costs associated with being a new public company, higher costs for professional services in order to comply with Sarbanes-Oxley and other accounting services of approximately $1.4 million, additional variable compensation and selling costs of approximately $3.1 million due to improved financial results, and the impact of changes in foreign exchange rates of approximately $1.6 million.
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
     In addition, Apollo elected to terminate the amended management consulting agreement in November 2004 resulting in a final payment of approximately $4.5 million in the fourth quarter.
     In the fourth quarter of 2003, we incurred $2.4 million of costs

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
directly related to the completion of our IPO. The shares of common stock sold were shares previously held by stockholders and we did not receive any proceeds from the sale of the shares. Therefore, the costs related to the IPO were recorded as other operating costs on our statement of operations.
Interest Expense
     Interest expense for the year ended December 31, 2004 of $59.0 million increased $5.3 million compared to $53.7 million for the same period in 2003. This increase is primarily the result of interest from the senior subordinated discount notes issued in May 2003. See Note 8 to our audited consolidated financial statements.
Other, Net
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
Income Tax Expense
     Income tax expense for the year ended December 31, 2004 of $4.2 million increased $1.3 million compared to $2.9 million for the same period in 2003. Income tax expense for the year ended December 31, 2004 and 2003 was impacted by reductions to the valuation allowance against deferred tax assets of $12.2 million and $5.7 million, respectively. The increase of the reductions to the valuation allowance in 2004 was primarily due to the timing of future taxable income, exclusive of reversals of existing taxable temporary differences. Excluding the impact of the reductions to the valuation allowance, income tax expense increased due to higher income before income taxes in 2004. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal benefit), foreign income tax rate differentials, foreign mining taxes, changes in the expected utilization of previously reserved NOLs and non-deductible interest expense on discount notes.
Dividends on Preferred Stock
     We repurchased and redeemed all of our redeemable preferred stock during 2003. As a result, there were no dividends on redeemable preferred stock after the year ended December 31, 2003.
Liquidity and Capital Resources
Historical Cash Flow
     Our historical cash flows from operating activities have generally been stable. We have used cash generated from operations to meet our working capital needs, to fund capital expenditures, to pay dividends and to voluntarily make early repayments on our debt. When we cannot meet our liquidity or capital needs with cash from operations due to the seasonality of our business, we meet those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources.
For the year ended December 31, 2005
     Cash and cash equivalents of $47.1 million as of December 31, 2005 increased $37.4 million over December 31, 2004. On December 30, 2005 we sold our Weston Point, England evaporated salt business in a cash transaction for approximately $36.2 million, subject to a working capital adjustment. We plan to use approximately $4 million of the proceeds to provide additional funding to the U.K. pension plan and the remaining proceeds will be used for general corporate matters, including debt reduction. Historical cash flows generated from this business were not material.
     Net cash flow generated by operating activities for the year ended December 31, 2005 was $87.9 million, a decrease of $11.8 million from the year ended December 31, 2004. The decrease results from $46.0 million of increased working capital needs compared with 2004. Fourth quarter sales in 2005 increased $61.9 million over 2004, leading to $50.0 million of higher accounts receivable balances and $13.0 million of lower inventories. The redemption of our Senior Subordinated Notes (discussed below) in December 2005 resulted in an early payment of interest on those notes, contributing to a $9.0 million reduction in current liabilities as compared to December 31, 2004.
     Net cash generated by investing activities for the year ended December 31, 2005 was $0.8 million, as our capital expenditures nearly offset the proceeds received from the sale of our U.K. evaporated salt business. Our capital expenditures of $31.8 million included $26.8 million of routine replacements to maintain our facilities and cost reduction projects, and $5.0 million of expenditures to begin the expansion of our magnesium chloride facilities and to start construction of an underground rock salt mill in Canada. We expect to spend an additional $13 million to complete these projects by mid-year 2006.
     During 2005, we voluntarily made $37.7 million of early payments to repay the outstanding principal balance on our existing term loan. During the fourth quarter of 2005, we replaced our existing credit facilities with the new $475 million senior secured credit agreement (“Credit Agreement”) as discussed in Note 8 to the consolidated financial statements. We borrowed against our new Credit Agreement to complete a tender offer and redeem $323.0 million of our Senior Subordinated Notes. In connection with the redemption, we incurred $26.5 million in tender premium and related fees. The remaining $2.0 million of outstanding Senior Subordinated Notes are callable in August 2006. Additionally, during 2005, we made $34.7 million of dividend payments.
For the year ended December 31, 2004
     Net cash flow generated by operating activities for the year ended December 31, 2004 was $99.7 million. Cash generated from operating activities includes $0.8 million provided by a decrease in working capital. The primary working capital reductions were increases in accounts payable and accrued expenses of $22.8 million and decreases in inventories of $1.9 million, offset in part by an increase in receivables of $23.9 million. These changes were primarily related to increased sales in the fourth quarter of 2004 as compared to the same period in 2003.
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

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
under our term loan credit facility, $28.7 million of dividends paid and a $3.0 million pay down of our revolving credit facility. These outflows were partially offset by $1.2 million of proceeds from stock option exercises.
For the year ended December 31, 2003
     Net cash flow generated by operating activities for the year ended December 31, 2003 was $69.1 million. Operating cash flows included $14.5 million used to fund increased working capital needs. The primary increase in working capital was an increase in receivables of $18.5 million, offset in part by decreases in inventories of $4.3 million and decreases in accounts payable and accrued expenses of $0.3 million. These changes are indicative of the seasonal nature of highway deicing product line sales with differences primarily related to changes in late December quarter sales versus the prior year.
     Net cash flow used by investing activities for the year ended December 31, 2003 was $45.6 million. We had capital expenditures during 2003 of $18.6 million to maintain our business and $2.0 million for cost-reduction and new-opportunity projects. We also spent $24.8 million related to our purchase of certain intangible assets related to Mosaic’s former SOP business.
     Net cash flow used by financing activities was $36.3 million and was primarily due to a $9.7 million repurchase of common stock, a $30.0 million voluntary principal repayment that reduced the amount of long-term debt outstanding under our term loan credit facility, $8.5 million related to the redemption of preferred stock, including accrued dividends, and $5.0 million of deferred financing costs. These outflows were partially offset by $14.0 million of borrowings under our revolving credit facility and the receipt of $8.8 million from Mosaic to pay income taxes for periods prior to the Recapitalization which were indemnified by Mosaic. Additionally, in 2003, we issued the subordinated discount notes and used the proceeds of approximately $100.0 million to pay a dividend on our common stock.
Capital Resources
     Our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.
     We have incurred substantial indebtedness in connection with the Recapitalization. Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors — Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.”
     As discussed in Note 8 to the consolidated financial statements, at December 31, 2005, we had $2.0 million remaining of 10% Senior Subordinated Notes due 2011. Additionally, we had $123.5 million in aggregate principal amount at maturity of 12 3/4% Senior Discount Notes due 2012 and $179.6 million in aggregate principal amount at maturity of 12% Senior Subordinated Discount Notes due 2013. Under our new $475 million Credit Agreement, we had $350.0 million of borrowings outstanding under the Term Loan and $31.0 million of borrowings outstanding the Revolving Credit Facilities. Letters of credit totaling $10.5 million reduced available borrowing capacity to $83.5 million.
     In the future, we may borrow additional amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
     In connection with the Recapitalization, we received NOLs and expect to realize cash tax savings if these NOLs are able to be utilized. As of December 31, 2005, we had approximately $70.3 million of NOLs remaining that expire between 2006 and 2022. These NOLs may be used to offset a portion of future taxable income, through the year 2022, and thereby reduce our U.S. federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, or the “Code,” imposes significant limitations on the utilization of NOLs in the event of an “ownership change,” as defined in Section 382 of the Code. Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% stockholders, including specified groups of stockholders who in the aggregate own at least 5% of that corporation’s stock (including a group of public stockholders), exceeds 50 percentage points over a three-year testing period. The Company has incurred three ownership changes, placing annual limitations on the amount of each loss carryforward utilization. We cannot assure you that we will be able to use all of the NOLs to offset future taxable income or that the NOLs will not become subject to additional limitations due to future ownership changes. Due to the uncertainty that these carryforwards will be utilized, a valuation allowance of $10.4 million at December 31, 2005 has been established against the deferred tax asset for the portion of the carryforward that we did not conclude was more likely than not to be utilized.
     We have two defined benefit pension plans for certain of our U.K. and U.S. employees. Our cash funding policy is to make the minimum annual contributions required by applicable regulations, although we expect to make a special contribution of approximately $4 million in 2006 to fund the portion of the past benefits related to employees of the discontinued evaporated salt business in the U.K. Since the plans’ accumulated benefit obligations are in excess of the fair value of the plans’ assets, we may be required to use cash from operations above our historical levels to further fund these plans in the future.
     At December 31, 2005, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
     Our contractual cash obligations and commitments as of December 31, 2005 are as follows (in millions):
Payments Due by Period

Contractual Cash Obligations	Total	2006	2007	2008	2009	2010	Thereafter

Long-term Debt (a)	$686.1	$3.5	$3.5	$3.5	$3.5	$34.5	$637.6
Interest (b)	330.2	22.1	22.0	50.0	58.6	58.1	119.4
Operating Leases (c)	24.0	6.0	4.9	3.2	1.6	1.4	6.9
Unconditional Purchase Obligations (d)	10.7	8.3	0.7	0.3	0.3	0.3	0.8
Estimated Future Pension Benefit Obligations (e)	23.0	2.0	2.1	2.1	2.3	2.4	12.1

Total Contractual Cash Obligations	$1,074.0	$41.9	$33.2	$59.1	$66.3	$96.7	$776.8

Amount of Commitment Expiration per Period

Other Commitments	Total	2006	2007	2008	2009	2010	Thereafter

Letters of Credit	$10.5	$10.5	$—	$—	$—	$—	$—
Performance Bonds (f)	32.4	32.4	—	—	—	—	—

Total Other Commitments	$42.9	$42.9	$—	$—	$—	$—	$—

(a)	Includes the aggregate principal amounts at maturity for the senior discount notes of $123.5 million and the senior subordinated discount notes of $179.6 million.

(b)	Based on maintaining existing debt balances to maturity. Estimated interest on the Credit Agreement was based on a rate of 6.14%.

(c)	We lease property and equipment under non-cancelable operating leases for varying periods.

(d)	We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under a purchase contract with Mosaic. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2005.

(e)	Note 7 to our consolidated financial statements provides additional information.

(f)	Note 10 to our consolidated financial statements provides additional information under Sales Contracts.
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
     As a holding company, our investments in our operating subsidiaries, including Compass Minerals Group, constitute substantially all of our operating assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. Our principal source of the cash we need to pay our obligations is the cash that our subsidiaries generate from their operations and their borrowings. Our subsidiaries are not obligated to make funds available to us. The terms of our senior secured credit facilities limit the transferability of assets and the amount of dividends that our subsidiaries can distribute to us. The terms of our senior credit facilities also restrict our subsidiaries from paying dividends to us in order to fund cash interest payments on the senior discount notes and the senior subordinated discount notes if we do not comply with the provisions relating to the adjusted total leverage ratio and consolidated fixed charge coverage ratio, or if a default or event of default has occurred and is continuing under our senior secured credit facilities. We cannot assure you that we will maintain these ratios. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our indebtedness, when due. If we consummate an acquisition, our debt service requirements could increase. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
American Jobs Creation Act of 2004
     We maintain undistributed foreign earnings outside of the United States in Canada and the United Kingdom. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable realizable foreign tax credits, if any. Prior to the fourth quarter of 2005 we had not provided for the U.S. federal tax liability on these amounts for financial statement purposes, since these foreign earnings are considered indefinitely reinvested outside the U.S.
     The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. During the fourth quarter of 2005, our chief executive officer established and our board of directors approved a domestic reinvestment plan for the repatriation of $70 million of qualified foreign earnings before the end of our February 28, 2006 tax year.
     Repatriation will increase liquidity in the U.S., with a corresponding reduction in liquidity at our foreign subsidiaries. Some foreign subsidiaries will be required to borrow a portion of the distribution in order to repatriate their earnings to the U.S. We expect our foreign cash flows will be sufficient to repay any foreign debt and replenish foreign cash balances through the normal course of business. We utilize a variety of tax planning

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
and financing strategies in an effort to ensure that our worldwide cash is available in the locations in which it is needed.
Sensitivity Analysis Related to EBITDA
     Management uses a variety of measures to evaluate the performance of CMI. We analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas while the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows. In addition to using GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA, a non-GAAP financial measure to evaluate the operating performance of our core business operations because our resource allocation, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions which can cause considerable variation in net income. EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity. EBITDA excludes interest expense, income taxes and depreciation and amortization, each of which is an essential element of our cost structure and cannot be eliminated. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and on-going consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA is frequently used as a measure of operating performance, this term is not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation. The calculation of EBITDA as used by management is set forth in the table below.

	For the Year Ended December 31,
	2005	2004	2003

Net earnings from continuing operations	$26.8	$47.8	$30.9
Interest expense	61.6	59.0	53.7
Income tax expense	15.8	4.2	2.9
Depreciation, depletion and amortization related to continuing operations (a)	40.0	37.5	38.6

EBITDA	$144.2	$148.5	$126.1

(a)	Amount excludes $3.6 million, $3.8 million and $3.5 million of expense related to discontinued operations during 2005, 2004 and 2003, respectively.
     EBITDA does however include other items, both cash and non-cash in nature, which management believes are not indicative of the ongoing operating performance of our core business operations. During 2005, we replaced our existing credit facility with a new senior secured credit facility, and we completed a tender offer and redeemed $323.0 million of our senior subordinated notes. In connection with these transactions, we expensed $6.7 million of deferred financing costs, net of issuance premium related to the retired debt, and expensed $26.5 million of tender premium and related fees. During 2004, Apollo terminated the amended management consulting agreement resulting in a final payment of $4.5 million for all services rendered under the agreement and we expensed $1.4 million for costs associated with the two secondary offerings of our stock. EBITDA for 2003 includes costs of amending our senior credit facilities of $1.4 million, a gain from the early extinguishment of debt totaling $1.9 million and expenses of $2.4 million incurred in connection with the IPO. EBITDA also includes other non-operating income and expenses, primarily foreign exchange losses resulting from the translation of intercompany obligations, totaling $5.4 million, $7.8 million and $3.7 million, for 2005, 2004 and 2003, respectively.
Effects of Currency Fluctuations and Inflation
     We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 30% of our 2005 sales in foreign currencies, and we incurred 39% of our 2005 total operating expenses in foreign currencies. Additionally, we have $200.5 million of net assets denominated in foreign currencies. The net weakening U.S. dollar against these currencies since 2003 has had a positive impact on our sales and Adjusted EBITDA. Significant changes in the value of the Canadian dollar, the euro or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
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
Recent Accounting Pronouncements
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” that is effective for the Company beginning in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... .” This Statement requires that those items be

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123 and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant-date fair value of those awards, in the financial statements. Additionally, SFAS 123(R) requires any actual tax benefits realized in excess of the benefit related to accrued compensation expense to be classified as a financing cash flow in the statement of cash flows. The Company has recognized compensation expense for the fair value of stock-based compensation in its financial statements in accordance with the fair value method SFAS 123 for all periods presented, although we have historically included excess tax benefits as an operating cash flow. The Company will adopt SFAS 123(R) in the first quarter of 2006, using the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency translation risk and commodity pricing risk. Management may take actions that would mitigate our exposure to these types of risks including entering into forward purchase contracts and other financial instruments. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes.
Interest Rate Risk
     As of December 31, 2005, we had $350.0 million of debt outstanding under the Term Loan and $31.0 million outstanding under our Revolving Credit Facility, each bearing interest at variable rates. Additionally, as described in Note 9 to the consolidated financial statements, during the fourth quarter of 2005 we entered into an interest rate swap agreement to hedge the variability in interest rates relative to $250 million notional amount of our new Term Loan. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of Term Loan outstanding and an average level of Revolving Credit Facility, a one hundred basis point increase in the average interest rate under these borrowings would increase the interest expense related to the unhedged portion of our variable rate debt by approximately $1.0 million. Actual results may vary due to changes in the amount of variable rate debt outstanding and actual changes in interest rates.
Foreign Currency Risk
     We conduct our business primarily in Canada and the United Kingdom as well as the United States. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency rates. We will not engage in hedging for speculative investment reasons. Our historical results do not reflect any foreign exchange hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1A, “Risk Factors — Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.”
     Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $1.9 million impact on operating earnings for the year ended December 31, 2005. Actual changes in market prices or rates will differ from hypothetical changes.
Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities
     We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual gas price swaps to effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 80% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
The notional amount of natural gas derivative contracts outstanding at December 31, 2005 expiring within one year and those expiring in greater than one year total 1.9 million and 1.3 million British thermal units, respectively.
     Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2005 would have increased our cost of sales by approximately $0.7 million. Actual results will vary due to actual changes in market prices and consumption.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Compass Minerals International, Inc.
We have audited the accompanying consolidated balance sheet of Compass Minerals International, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2005. Our audit also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2005, and the consolidated results of its operations and its cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 23, 2006

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Compass Minerals International, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Compass Minerals International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Compass Minerals International, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Compass Minerals International, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2005 of Compass Minerals International, Inc. and our report dated February 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 23, 2006

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Compass Minerals International, Inc.:
In our opinion, the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Compass Minerals International, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2004 and 2003 information included in the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule information are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule information based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
PricewaterhouseCoopers LLP
Kansas City, Missouri
March 15, 2005, except for the reclassifications to the 2004 and 2003 financial statements relating to the effects of the discontinued operation described in Note 13, as to which the date is February 23, 2006

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$47.1	$9.7
Receivables, less allowance for doubtful accounts of $1.7 million in 2005 and $2.3 million in 2004	183.0	143.0
Inventories	81.5	96.3
Deferred income taxes, net	12.7	13.7
Other	10.1	3.3

Total current assets	334.4	266.0
Property, plant and equipment, net	366.1	402.9
Intangible assets, net	22.5	23.6
Other	27.3	31.4

Total assets	$750.3	$723.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3.5	$0.4
Accounts payable	88.3	79.4
Accrued expenses	17.5	14.8
Accrued salaries and wages	21.4	19.3
Income taxes payable	7.8	8.6
Accrued interest	0.9	12.4

Total current liabilities	139.4	134.9
Long-term debt, net of current portion	612.4	582.7
Deferred income taxes, net	43.7	55.1
Other noncurrent liabilities	33.9	39.6
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares — 200,000,000; issued shares — 35,367,264	0.4	0.4
Additional paid-in capital	1.0	0.2
Treasury stock, at cost — 3,532,940 shares at December 31, 2005 and 4,470,029 shares at December 31, 2004	(6.7)	(8.5)
Accumulated deficit	(115.5)	(118.8)
Accumulated other comprehensive income	41.7	38.3

Total stockholders’ equity (deficit)	(79.1)	(88.4)

Total liabilities and stockholders’ equity (deficit)	$750.3	$723.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2005	2004	2003

Sales	$742.3	$639.9	$553.5
Cost of sales — shipping and handling	227.2	182.5	159.2
Cost of sales — products	315.8	277.6	255.0

Gross profit	199.3	179.8	139.3
Selling, general and administrative expenses	56.4	55.1	45.7
Other charges	—	5.9	2.4

Operating earnings	142.9	118.8	91.2

Other expense:
Interest expense	61.6	59.0	53.7
Other, net	38.7	7.8	3.7

Earnings from continuing operations before income taxes	42.6	52.0	33.8
Income tax expense	15.8	4.2	2.9

Net earnings from continuing operations	26.8	47.8	30.9
Net earnings from discontinued operations, net of income tax expense (benefit) of $(0.1) , $0.7, and $0.4 for 2005, 2004 and 2003, respectively	0.4	2.0	1.4
Gain from the sale of discontinued operations, net of income tax expense of $0.9	3.7	—	—

Net earnings	30.9	49.8	32.3
Dividends on redeemable preferred stock	—	—	(1.2)
Gain on redemption of preferred stock	—	—	8.2

Net earnings available for common stock	$30.9	$49.8	$39.3

Basic net earnings per share:
Continuing operations	$0.85	$1.56	$1.17
Discontinued operations	0.13	0.07	0.04

Basic net earnings per share	$0.98	$1.63	$1.21

Basic weighted-average shares outstanding	31,487,975	30,604,597	32,492,792

Diluted net earnings per share:
Continuing operations	$0.84	$1.50	$1.12
Discontinued operations	0.13	0.07	0.03

Diluted net earnings per share	$0.97	$1.57	$1.15

Diluted weighted-average shares outstanding	32,049,632	31,816,202	33,983,983

Cash dividends per share	$1.10	$0.9375	$2.85

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
(In millions)	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2002	$0.3	$81.5	$—	$(179.7)	$0.1	$(97.8)
Comprehensive income:
Net earnings				32.3		32.3
Minimum pension liability adjustment, net of tax of $2.1					4.9	4.9
Unrealized gain on cash flow hedges, net of tax of $0.4					0.7	0.7
Cumulative translation adjustments					19.8	19.8

Comprehensive income						57.7
Dividends on preferred stock		(1.2)				(1.2)
Gain on redemption of preferred stock				8.2		8.2
Dividends on common stock		(80.4)		(19.6)		(100.0)
Treasury stock purchase			(9.7)			(9.7)
Capital contributions		14.1				14.1
Stock options exercised		0.6				0.6

Balance, December 31, 2003	0.3	14.6	(9.7)	(158.8)	25.5	(128.1)
Comprehensive income:
Net earnings				49.8		49.8
Minimum pension liability adjustment, net of tax of $0.2					0.6	0.6
Unrealized gain on cash flow hedges, net of tax of $—					0.1	0.1
Cumulative translation adjustment					12.1	12.1

Comprehensive income						62.6
Dividends on common stock		(18.9)		(9.8)		(28.7)
Stock options exercised	0.1	4.0	1.2			5.3
Stock-based compensation		0.5				0.5

Balance, December 31, 2004	0.4	0.2	(8.5)	(118.8)	38.3	(88.4)
Comprehensive income:
Net earnings				30.9		30.9
Minimum pension liability adjustment, net of tax of $1.0					3.1	3.1
Unrealized gain on cash flow hedges, net of tax of $0.7					1.3	1.3
Cumulative translation adjustment					(1.0)	(1.0)

Comprehensive income						34.3
Dividends on common stock		(7.1)		(27.6)		(34.7)
Stock options exercised		7.1	1.8			8.9
Stock-based compensation		0.8				0.8

Balance, December 31, 2005	$0.4	$1.0	$(6.7)	$(115.5)	$41.7	$(79.1)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2005	2004	2003

Cash flows from operating activities:
Net earnings	$30.9	$49.8	$32.3
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	43.6	41.3	42.1
Finance fee amortization	2.3	2.3	2.2
Net gain from the sale of discontinued operations	(3.7)	—	—
Loss (gain) on early extinguishment of long-term debt	33.2	—	(1.9)
Excess tax benefit from exercise of stock options	7.4	4.0	—
Accreted interest	26.2	23.6	16.7
Deferred income taxes	(8.8)	(22.6)	(4.7)
Changes in operating assets and liabilities:
Receivables	(50.0)	(23.9)	(18.5)
Inventories	13.0	1.9	4.3
Other assets	(1.9)	—	(4.0)
Accounts payable, income taxes payable and accrued expenses	(9.0)	22.8	(0.3)
Other noncurrent liabilities	4.1	(0.9)	0.3
Other, net	0.6	1.4	0.6

Net cash provided by operating activities	87.9	99.7	69.1

Cash flows from investing activities:
Capital expenditures	(31.8)	(26.9)	(20.6)
Acquisition of intangible assets	—	—	(24.8)
Proceeds from the sale of discontinued operations	36.2	—	—
Other, net	(3.6)	0.9	(0.2)

Net cash provided by (used in) investing activities	0.8	(26.0)	(45.6)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	350.0	—	100.0
Principal payments on long-term debt	(360.7)	(40.6)	(31.1)
Revolver activity	20.0	(3.0)	14.0
Tender premium and fees paid to redeem debt	(26.5)	—	—
Payments on notes due to related parties	—	—	(1.5)
Dividends paid	(34.7)	(28.7)	(103.7)
Payments to repurchase preferred stock	—	—	(8.5)
Payments to acquire treasury stock	—	—	(9.7)
Proceeds received from stock option exercises	1.5	1.2	0.4
Deferred financing costs	(3.4)	(0.1)	(5.0)
Capital contributions	—	—	8.8

Net cash used in financing activities	(53.8)	(71.2)	(36.3)

Effect of exchange rate changes on cash and cash equivalents	2.5	4.6	3.5

Net change in cash and cash equivalents	37.4	7.1	(9.3)
Cash and cash equivalents, beginning of the year	9.7	2.6	11.9

Cash and cash equivalents, end of year	$47.1	$9.7	$2.6

Supplemental cash flow information:
Interest paid	$47.1	$35.6	$36.9
Income taxes paid, net of refunds and indemnification	24.0	9.6	8.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Notes to Consolidated Financial Statements
1. ORGANIZATION AND FORMATION
     Compass Minerals International, Inc. (“CMI,” “Compass” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMI serves a variety of markets, including highway deicing, agriculture, food processing, chemical processing and water conditioning. The consolidated financial statements include the accounts of CMI, formerly Salt Holdings Corporation, and its wholly owned subsidiary, Compass Minerals Group, Inc. (“CMG”) and the consolidated results of CMG’s wholly owned subsidiaries. CMG’s primary operating subsidiaries include those entities listed below:
•	North American Salt Company (“NASC”)

•	Carey Salt Company

•	Sifto Canada Corp. (“Sifto”)

•	Great Salt Lake Minerals Corporation

•	Salt Union Limited U.K. (“SUL”) and subsidiaries
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
     In July and November 2004, Apollo and Mosaic sold their remaining equity interests in CMI in two separate secondary stock offerings.
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
c. Discontinued Operations:
     On December 30, 2005, Compass sold its evaporated salt business in the U.K. Accordingly, the results of operations from this business have been reclassified to discontinued operations in the Consolidated Statements of Operations and related notes for all periods presented. Interest from the portion of debt carried to support the operations of the Company has been allocated to discontinued operations based on its proportionate amount of net assets available to service that debt. While the net assets of this business are not included on the Consolidated Balance Sheet as of December 31, 2005, the amounts reported at December 31, 2004 and related notes include the net assets of the business. See Note 13 for further discussion, including disclosure of the carrying amounts of assets and liabilities included in the Consolidated Balance Sheet and related notes at December 31, 2004.
d. Foreign Currency Translation
     Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the average rates of exchange for the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income. Aggregate exchange (gains) losses from transactions denominated in a currency other than the company’s functional currency included in other expense for the years ended December 31, 2005, 2004 and 2003, were $6.1 million, $6.9 million and $3.9 million, respectively.
e. Revenue Recognition:
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
f. Cash and Cash Equivalents:
     The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in bank deposit accounts with several commercial banks with high credit ratings in the U.S., Canada and Europe. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.
g. Accounts Receivable and Allowance for Doubtful Accounts:
     Receivables consist almost entirely of trade accounts receivables. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by business line. We review our allowance for doubtful accounts periodically and significant balances past due are reviewed for collectibility. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered. We do not have off-balance-sheet credit exposure related to our customers.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
h. Inventories:
     Inventories are stated at the lower of cost or market. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of our mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt and SOP products readily available for sale. All costs associated with the production of salt and SOP at our producing locations are captured as inventory costs. Additionally, since our products are often stored at third-party warehousing locations, we include in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.
i. Property, Plant and Equipment:
     Property, plant and equipment are stated at cost and include interest on funds borrowed to finance construction. The costs of replacements or renewals which improve or extend the life of existing property are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in operations.
     Property, plant and equipment also includes mineral interests. The Company leases probable mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, believes that assigned lives are appropriate. The Company’s leased mineral interests are primarily amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years. The weighted average amortization period for these probable mineral reserves is 91 years as of December 31, 2005. The Company also owns other mineral properties. The weighted average life for these probable owned mineral reserves is 55 years as of December 31, 2005.
     Buildings and structures are depreciated on a straight line basis over lives generally ranging from 20 to 40 years. Portable buildings generally have shorter lives than permanent structures. Leasehold and building improvements have shorter estimated lives of 10 to 20 years or lower based on the life of the lease to which the improvement relates.
     The Company’s other fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of our property, plant and equipment:

Land improvements	10 to 20 years
Buildings and structures	20 to 40 years
Leasehold and building improvements	10 to 20 years
Machinery and equipment — vehicles	3 to 10 years
Machinery and equipment — other mining and production	10 to 15 years
Furniture and fixtures	3 to 10 years
Mineral interests	20 to 99 years
     The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” Retirement obligations are not material to the Company’s financial position, results of operations or cash flows.
     To review for possible impairments, the Company uses methodology prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.
j. Other Intangible Assets:
     The Company follows the rules on accounting for intangible assets as set forth in SFAS No. 142. Under these rules, intangible assets deemed to have indefinite lives are not amortized but are subject to annual impairment tests in accordance with the Statements. The Company’s other intangible assets are amortized over their estimated useful lives that range from 5 to 25 years.
k. Other Noncurrent Assets:
     Other noncurrent assets include deferred financing costs of $11.0 million and $24.0 million net of accumulated amortization of $2.2 million and $6.8 million as of December 31, 2005 and 2004, respectively. Deferred financing costs are being amortized to interest expense on a straight-line basis over the terms of the debt to which the costs relate.
     Certain inventories of spare parts and related inventory of approximately $8.4 million and $9.1 million at December 31, 2005 and 2004, respectively, which will be utilized with respect to long-lived assets, have been classified in the consolidated balance sheets as other noncurrent assets.
l. Income Taxes:
     The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company’s foreign subsidiaries file separate company returns in their respective jurisdictions.
     In evaluating our ability to realize our deferred tax assets, we consider the sources and timing of taxable income, including the reversal of existing temporary differences, the ability to carryback tax attributes to prior periods, qualifying tax-planning strategies, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, our assumptions include the amount of pre-tax operating income according to different state, federal and international taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax-planning strategies.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
     If we determine that a portion of our deferred tax assets will not be realized, a valuation allowance is recorded in the period that such determination is made. In the future, if we determine, based on the existence of sufficient evidence, that more or less of our deferred tax assets are more-likely-than-not to be realized, an adjustment to the valuation allowance will be made in the period such a determination is made.
     We recognize potential liabilities in accordance with SFAS 5 for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
m. Environmental Costs:
     Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into account reimbursement by third parties. The Company does not accrue liabilities for unasserted claims that are not probable of assertion. The Company’s environmental accrual was $2.2 million and $2.3 million as of December 31, 2005 and 2004, respectively.
n. Equity Compensation Plans:
     CMI has equity compensation plans administered by the board of directors of CMI, whereby stock options and restricted stock units are available for grant to employees of, consultants to, or directors of CMI. CMI adopted the fair value recognition method of accounting for its equity-based awards pursuant to SFAS 123, “Accounting for Stock-Based Compensation” effective January 1, 2003. Under that method, the fair value of an award is recognized in earnings over the vesting period. The fair value is determined on the day of grant using the Black Scholes option-pricing model. The Company recorded approximately $0.2 million, $0.3 million and $0.2 million of compensation expense net of income taxes, during 2005, 2004 and 2003, respectively, for stock options and restricted stock units. See Note 11 for additional discussion.
o. Earnings per Share:
     Basic and diluted earnings per share are presented for net earnings available for common stock. Basic earnings per share is computed by dividing net earnings available for common stock by the weighted-average number of outstanding common shares during the period including participating securities with distribution rights equal to common stockholders. Diluted earnings per share reflects the potential dilution that could occur under the treasury stock method of calculating the weighted-average number of outstanding common shares (i.e. assuming proceeds from the potential exercise of employee stock options are used to repurchase common stock).
p. Derivatives:
     The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company does not engage in trading activities with its financial instruments.
     The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations. The Company hedges its risk of changes in natural gas prices through the use of swap agreements. The Company also uses an interest rate swap agreement to hedge the variability of a portion of its future interest payments on its variable rate debt. All of these derivative instruments held by the Company as of December 31, 2005 and 2004 qualify as cash flow hedges and accordingly, the change in fair value of the swaps, net of applicable taxes, is recorded to other comprehensive income until the underlying transaction affects earnings.
q. Concentration of Credit Risk:
     The Company sells its salt products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern United States, and throughout Canada and the United Kingdom. The Company’s potash products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2005, or for more than 10% of accounts receivable at December 31, 2005 or 2004.
r. Recent Accounting Pronouncements:
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4,” that is effective for the Company beginning in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) is a revision of SFAS No. 123,

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
“Accounting for Stock Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Among other items SFAS 123(R) eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to follow guidance previously set forth in SFAS 123 and recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Additionally, SFAS 123(R) requires any actual tax benefits realized in excess of the benefit related to accrued compensation expense to be classified as a financing cash flow in the statement of cash flows. The Company has recognized compensation expense for the fair value of stock-based compensation in its financial statements in accordance with the fair value method SFAS 123 for all periods presented, although we have historically included excess tax benefits as an operating cash flow. The Company will adopt SFAS 123(R) in the first quarter of 2006, using the modified prospective method. The adoption of SFAS 123(R) is not expected to have a material impact on the Company’s financial position or results of operations.
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
3. INVENTORIES
     Inventories consist of the following at December 31 (in millions):

	2005	2004

Finished goods	$67.7	$83.4
Raw materials and supplies	13.8	12.9

Total inventories	$81.5	$96.3

4. PROPERTY PLANT AND EQUIPMENT
     At December 31, 2005, mineral interests include leased probable mineral reserves and owned mineral properties of approximately $152.2 million and $25.8 million, respectively, with accumulated depletion of $11.9 million and $15.2 million, respectively. At December 31, 2004, mineral interests totaled approximately $180.1 million with accumulated depletion of $25.9 million.
     Property, plant and equipment consists of the following at December 31 (in millions):

	2005	2004

Land and Buildings	$137.6	$143.6
Machinery and equipment	403.8	436.8
Furniture and fixtures	13.3	11.5
Mineral interests	178.0	180.1
Construction in progress	12.6	5.0

	745.3	777.0
Less accumulated depreciation and depletion	(379.2)	(374.1)

Property, plant and equipment, net	$366.1	$402.9

5. INTANGIBLE ASSETS
     In June 2003, the Company purchased, for $24.8 million, intangible assets related to Mosaic’s SOP marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at Mosaic’s Carlsbad, New Mexico facility as discussed in Note 16. The Company allocated approximately $0.5 million to a long-term customer contract and the remaining $24.3 million to the rights to produce SOP at Mosaic’s Carlsbad facility. Each intangible asset is amortized on a straight-line basis over its respective life, five years (through 2008) for the long-term sales contract and 25 years (through 2028) for the rights to produce SOP at Mosaic’s facility. Neither asset has a residual value.
     The accumulated amortization of the intangible assets for the years ended December 31, 2005 and 2004 was approximately $2.3 million and $1.2 million, respectively. Amortization expense of approximately $1.1 million was recorded during each of the years ended December 31, 2005 and 2004 and $0.1 million was recorded during the year ended December 31, 2003. Amortization expense for fiscal 2006 through fiscal 2008 is estimated to be approximately $1.1 million annually and $1.0 million annually thereafter.
6. INCOME TAXES
     The following table summarizes the Company’s income tax provision related to earnings from continuing operations for the years ended December 31 (in millions):

	2005	2004	2003

Current:
Federal	$13.8	$8.6	$1.5
State	1.5	1.4	0.3
Foreign	9.3	16.8	5.8

Total current	24.6	26.8	7.6

Deferred:
Federal	(5.7)	(16.5)	(4.8)
State	(0.4)	(1.4)	(3.2)
Foreign	(2.7)	(4.7)	3.3

Total deferred	(8.8)	(22.6)	(4.7)

Total provision for income taxes	$15.8	$4.2	$2.9

     The following table summarizes components of income from continuing operations before taxes and the effects of significant adjustments to tax computed at the federal statutory rate for the years ended December 31 (in millions):

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K

	2005	2004	2003

Domestic income	$0.5	$22.1	$17.9
Foreign income	42.1	29.9	15.9

Income from continuing operations before tax	$42.6	$52.0	$33.8

Computed tax at the federal statutory rate of 35%	$14.9	$18.2	$11.8
Foreign income, mining, and withholding taxes	0.5	1.5	3.7
Percentage depletion in excess of basis	(6.2)	(6.1)	(5.1)
Reversal of previously recorded income tax reserves	(5.9)	—	—
Foreign currency exchange gain	5.4	—	—
Repatriation of foreign earnings	4.1	—	—
State income taxes, net of federal income tax benefit	0.3	(0.1)	(3.1)
Change in valuation allowance on deferred tax assets	(2.2)	(12.2)	(5.7)
Non-deductible interest expense	1.4	1.2	0.8
Other	3.5	1.7	0.5

Provision for income taxes	$15.8	$4.2	$2.9

Effective tax rate	37%	8%	9%

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

	2005	2004

Current deferred taxes:
Deferred tax assets:
Net operating loss carryforwards	$5.3	$3.0
Accrued expenses	3.2	5.2
Other assets	4.2	5.5

Current deferred tax assets	$12.7	$13.7

Non-current deferred taxes:
Property, plant and equipment	$83.4	$89.5

Total deferred tax liabilities	83.4	89.5

Deferred tax assets:
Net operating loss carryforwards	21.6	29.3
Alternative minimum tax credit carryforwards	6.2	4.9
Interest on discount notes	21.2	7.5
Purchase agreement (Note 10)	1.4	1.8
Other assets, net	(0.3)	3.5

Subtotal	50.1	47.0
Valuation allowance	(10.4)	(12.6)

Total deferred tax assets	39.7	34.4

Net non-current deferred tax liabilities	$43.7	$55.1

     At December 31, 2005, the Company has net operating loss carryforwards of approximately $70.3 million. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. The Company has previously incurred three ownership changes placing annual limitations on the utilization of each loss carryforward. If not utilized, these carryforwards expire between 2006 and 2022. The Company also has a U.S. federal alternative minimum tax credit carryforward at December 31, 2005 of approximately $6.2 million. This credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.
     The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to net operating loss carryforwards that it does not believe will, more likely than not, be realized. As of December 31, 2005 and 2004, the Company’s valuation allowance was $10.4 million and $12.6 million, respectively. The $2.2 million reduction in the valuation allowance in 2005 was primarily due to our ability to utilize more net operating loss carryforwards annually and the projected timing of future taxable income, exclusive of reversals of taxable temporary differences. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
     During 2005, the Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities. The event resulted in a change in certain tax estimates by management. Accordingly, in 2005, the Company reversed previously recorded income tax reserves of $5.9 million related to matters previously determined to have an uncertain outcome.
     Also in 2005, the Company repatriated funds from its U.K. subsidiary through a one-time repayment of a portion of a pound-sterling-denominated loan to a U.S. subsidiary. The repayment resulted in a foreign exchange gain for tax purposes only, which is taxable in the U.S. and for which the Company recorded a $5.4 million charge to income tax expense. The previously unrealized foreign exchange gain was recorded as a component of accumulated other comprehensive income in stockholders’ equity in previous periods and does not appear in the consolidated statements of operations.
     During 2004, management determined a valuation allowance against deferred tax assets, in the amount of $12.2 million, was no longer necessary based on an assessment of potential sources of future taxable income other than future reversals of existing taxable temporary differences. As a result, the Company reduced its valuation allowance resulting in a decrease in income tax expense during 2004.
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
     In 2003, in accordance with the merger agreement related to the Recapitalization, Mosaic indemnified the Company for approximately $14.1 million for income taxes related to periods prior to the Recapitalization. The Company had previously recognized income tax expense for these items. The Company recorded the indemnification as a reduction to income taxes provided for in prior years and an increase to additional paid in capital. The Company received $8.8 million from Mosaic in 2003

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
and used the cash to pay income taxes for periods prior to Recapitalization.
American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings
     The Company maintains undistributed foreign earnings outside of the United States in Canada and the United Kingdom. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to U.S. federal income taxes, less applicable realizable foreign tax credits, if any. Prior to the fourth quarter of 2005, the Company had not provided for the U.S. federal tax liability on these amounts for financial statement purposes, since these foreign earnings were considered indefinitely reinvested outside the U.S.
     The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. During the fourth quarter of 2005 the Company’s Chief Executive Officer established a domestic reinvestment plan which was approved by the board of directors, and management determined the Company would repatriate $70 million of qualifying foreign earnings before the end of its February 28, 2006 tax year. Accordingly, during the fourth quarter of 2005, the Company recorded income tax expense of approximately $4.1 million for this repatriation. Use of the funds will be governed by a domestic reinvestment plan, as required by the Jobs Act.
     The distribution was funded in January 2006 with cash on hand and short-term borrowings against the global revolving credit facility. The Company expects its foreign cash flows will be sufficient to repay the foreign debt and replenish foreign cash balances through the normal course of business. The Company utilizes a variety of tax planning and financing strategies in an effort to ensure that the Company’s worldwide cash is available in the locations in which it is needed.
     Excluding the Jobs Act repatriation, the Company estimates that its remaining indefinitely reinvested earnings for which no U.S. federal tax liability has been recognized is approximately $50.0 million at December 31, 2005.
7. PENSION PLANS AND OTHER BENEFITS
     The Company has two defined benefit pension plans for certain of its U.K. and U.S. employees. The size of the U.S. plan is not significant as compared to the U.K. plan. The U.K. plan was closed to new participants in 1992. Benefits of the U.K. plan are based on a combination of years of service and compensation levels.
     The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. Management expects total contributions during 2006 will be approximately $5.6 million, including a special contribution of approximately $4.0 million to fund the portion of the U.K. plan for past benefits expected to be paid to the former employees of the U.K. evaporated salt business that was sold on December 30, 2005. During the years ended December 31, 2005, 2004 and 2003, contributions to the plans totaled approximately $1.8 million, $1.9 million and $1.6 million, respectively.
     The pension plan assets are managed by external investment managers. The investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities. Policy requires that equity securities comprise approximately 75% of the total portfolio, and that approximately 25% be invested in debt securities. The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2005	2004

Cash and cash equivalents	3%	3%
Equity Securities	72	72
Debt Securities	25	25

Total	100%	100%

     The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2005	2004	2003

Discount rate	5.25%	5.25%	5.25%
Expected return on plan assets	6.70	6.25	6.25
Rate of compensation increase	2.75	2.75	2.75
     The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets based on the targeted and expected portfolio composition. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category. We set our discount rate for the U.K. plan based on AA corporate bond yields with an average duration closely matching the benefit payments under our plan. Assumed salary increases are set considering the statutory provisions that are used to calculate the actual pension benefits in the U.K.
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Future Expected
Calendar Year	Benefit Payments

2006	$2.0
2007	2.1
2008	2.1
2009	2.3
2010	2.4
2011 — 2015	12.1
     The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans, based on a November 30 measurement date, as of December 31 (in millions):

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K

	2005	2004

Change in benefit obligation:
Benefit obligation as of January 1	$70.8	$61.8
Service cost	1.3	1.2
Interest cost	3.6	3.3
Actuarial loss	3.9	2.1
Benefits paid	(2.1)	(1.8)
Currency fluctuation adjustment	(7.1)	4.1
Other	0.5	0.1

Benefit obligation as of December 31	$70.9	$70.8

Change in plan assets:
Fair value as of January 1	$54.6	$46.0
Actual return	9.2	5.4
Company contributions	1.8	1.7
Currency fluctuation adjustment	(5.6)	3.1
Benefits paid	(2.1)	(1.8)
Other	0.3	0.2

Fair value as of December 31	$58.2	$54.6

Funded status of the plans	$(12.7)	$(16.2)
Unrecognized net (gain) loss	9.9	13.5
Unrecognized prior service cost	0.2	—
Unrecognized transition liability	0.2	0.5

Net amount recognized	$(2.4)	$(2.2)

Amounts recognized in the balance sheet:
Accrued benefit liability	$(7.7)	$(11.7)
Other noncurrent assets	0.4	0.5
Accumulated other comprehensive loss	4.9	9.0

Net amount recognized	$(2.4)	$(2.2)

     The accumulated benefit obligations for the defined benefit pension plans were $66.0 million and $66.1 million, as of December 31, 2005 and 2004, respectively. The accumulated benefit obligations are in excess of the plans’ assets.
     The components of net pension expense were as follows for the years ended December 31 (in millions):

	2005	2004	2003

Service cost for benefits earned during the year	$1.3	$1.2	$1.4
Interest cost on projected benefit obligation	3.6	3.3	2.9
Return on plan assets	(3.5)	(2.9)	(2.2)
Net amortization and deferral	0.7	0.6	1.1
Other	0.1	—	—

Net pension expense	$2.2	$2.2	$3.2

     The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance. Expense attributable to these Savings Plans was $5.5 million, $5.1 million and $4.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
8. LONG TERM DEBT
     During the fourth quarter of 2005, CMG entered into a new $475 million senior secured credit agreement (“Credit Agreement”) with a syndicate of financial institutions, amending and restating the existing credit facilities. The new Credit Agreement consists of a $350 million term loan (“Term Loan”) and a $125 million revolving credit facility (“Revolving Credit Facility”), of which $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the revolver includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. Interest on the Credit Agreement is variable, based on either the Eurodollar Rate (LIBOR) or a Base Rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin which is dependent on upon CMG’s leverage ratio. As of December 31, 2005, the weighted average interest rate on the Credit Agreement was 6.14%. The Term Loan is due in quarterly installments of principal and interest beginning March 31, 2006 and matures in September 2012. The scheduled principal reductions total $3.5 million annually but the loan may be prepaid at any time without penalty. The Revolving Credit Facility matures in December 2010.
     The Company has also entered into an interest rate swap agreement in 2005 to effectively fix the interest rate on $250 million of the outstanding balance of the Term Loan. This swap is discussed further in Note 9.
     As of December 31, 2005, CMG had outstanding letters of credit totaling $10.5 million that reduced our availability under the Revolving Credit Facility to $83.5 million. The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on CMG’s leverage ratio. Bank fees are not material.
     In December 2005, CMI completed a tender offer and redeemed $323.0 million of its 10% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2011, incurring a tender premium and related fees totaling $26.5 million. Additionally, we expensed $6.7 million of deferred financing fees, net of the unamortized issuance premium, associated with these notes and the old credit facility. The $33.2 million of loss on early extinguishment of debt is classified in Other, net in the Consolidated Statements of Operations. The remaining $2 million of Senior Subordinated Notes are callable in August 2006.
     The Company’s Senior Discount Notes due 2012 (“Senior Discount Notes”) accrete non-cash interest at an annual rate of 12 3/4% through December 15, 2007, thereby increasing the aggregate principal balance of the notes to $123.5 million by December 15, 2007. The Senior Discount Notes may be redeemed in whole or in part from time to time, on or after December 15, 2007, at specified redemption prices. Cash interest will accrue on the Senior Discount Notes at a rate of 12 3/4% per annum, beginning December 15, 2007. As of December 31, 2005, the book value of the Senior Discount Notes was $97.1 million.
     On May 22, 2003, CMI issued $179.6 million in aggregate principal amount at maturity ($100.0 million in gross proceeds) of 12% senior subordinated discount notes due 2013 (“Subordinated Discount Notes”) in a private placement. These notes accrete non-cash interest at an annual rate 12% through June 1, 2008, thereby increasing the aggregate principal balance of the notes to $179.6 million by June 1, 2008. Cash interest will accrue on the Subordinated Discount Notes at a rate of 12% per annum, beginning June 1, 2008 through maturity. The proceeds from the sale of the Subordinated Discount Notes were distributed to the Company’s stockholders in the form of a common stock dividend. As of December 31, 2005, the book value of the Subordinated Discount Notes was $135.8 million.
     The Credit Agreement and the indentures governing the

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Senior Discount Notes and Subordinated Discount Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies. The Credit Agreement is secured by all existing and future assets of CMG subsidiaries. Additionally, it requires CMG to maintain certain financial ratios including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2005, the Company was in compliance with each of its covenants.
     The notes in the table below are listed in order of subordination with all notes subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2005	2004

10% Senior Subordinated Notes due 2011	$2.0	$325.0
12 3/4% Senior Discount Notes due 2012	97.1	85.8
12% Subordinated Discount Notes due 2013	135.8	120.9
Term Loan due 2012	350.0	37.7
Revolving Credit Facility due 2010	31.0	11.0

	615.9	580.4
Plus premium on Senior Subordinated Notes, net	—	2.7
Less current portion	(3.5)	(0.4)

Long-term debt	$612.4	$582.7

     Future maturities of long-term debt, including the aggregate principal amounts at maturity for the Senior Discount Notes of $123.5 million and Subordinated Discount Notes of $179.6 million, for the years ending December 31, are as follows (in millions):

Debt
Maturity

2006	$3.5
2007	3.5
2008	3.5
2009	3.5
2010	34.5
Thereafter	637.6

$686.1

9. DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS
     The Company enters into natural gas swap agreements to hedge its risk of natural gas commodity price changes. During 2005, the Company also entered into an interest rate swap to hedge its risk of changing interest rates relative to its variable rate debt. All derivative instruments held by the Company as of December 31, 2005 and 2004 qualified as cash flow hedges and any ineffectiveness related to these hedges was not material for any of the years presented. The Company does not engage in trading activities with these financial instruments.
     As of December 31, 2005, the Company had natural gas swap agreements outstanding to hedge a portion of its natural gas purchase requirements through December 2008. As of December 31, 2005 and 2004, agreements with notional amounts totaling 3.2 and 2.3 millions of British thermal units, respectively, resulted in unrealized gains of $4.0 million and $1.3 million for each respective year. The derivative assets were included in other current assets on the Consolidated Balance Sheets with the corresponding unrealized gain included in other comprehensive income, net of tax. During 2005 and 2004, $3.9 million and $2.1 million of gains were recognized through cost of sales related to natural gas swap agreements.
     To hedge the variability of future interest payments on the Credit Agreement (discussed in Note 8), during the fourth quarter of 2005 the Company entered into an interest rate swap agreement to effectively fix the LIBOR-based portion of its interest rate on $250 million of debt at 4.87%. The notional amount of the swap decreases by $50 million each year beginning in March 2007 through March 2011. As of December 31, 2005, a derivative liability of $0.7 million was included in accrued expenses on the Consolidated Balance Sheets with the corresponding unrealized loss included in other comprehensive income, net of tax.
     Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to the short-term nature of the instruments. As of December 31, 2005, the estimated fair values of the fixed-rate notes payable, based on available trading information, totaled $269.4 million compared with their aggregate principal amounts at maturity of $305.1 million. The estimated fair values at December 31, 2005 of amounts outstanding under the Credit Agreement approximated carrying value.
10. COMMITMENTS AND CONTINGENCIES
Contingent Obligations:
     The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.
     The Company is aware of an aboriginal land claim filed by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land under which the Company’s Goderich mine operates and has mining rights granted to it by the government of Ontario. The Company is not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. The Company has been informed by the Ministry of the Attorney General of Ontario that “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.”
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

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     The Company does not believe that these actions will have a material adverse financial effect on the Company. Furthermore, while any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.
     Approximately 35% of our U.S. workforce and 55% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2006, three will expire in 2007 and two will expire in 2008. Additionally, approximately 6% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.
Commitments:
     Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2005 are as follows (in millions):

Operating
Leases

2006	$6.0
2007	4.9
2008	3.2
2009	1.6
2010	1.4
Thereafter	6.9

$24.0

     Rental expense, net of sublease income, was $9.3 million, $9.3 million and $8.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses. Royalty expense related to these leases was $6.7 million, $6.4 million and $5.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.
     Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2005, the Company has had no material penalties related to these sales contracts. At December 31, 2005, the Company had approximately $32.4 million of outstanding performance bonds.
     Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts, extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company’s future minimum long-term purchase commitments are approximately $0.7 million annually in 2006 and 2007, and $0.3 million annually from 2008 through 2010 and approximately $0.8 million in total, thereafter.
     Purchase Agreement: As of December 31, 2005, the Company had approximately $3.6 million of deferred gain remaining from an amendment to an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility in Tennessee. During 2002 the Company received a one-time cash payment of $8.0 million related to the amendment. The gain is being amortized ratably through December 2010, as certain conditions are met by the Company and supplier. During 2005, 2004 and 2003, the Company recorded a reduction to cost of sales of approximately $0.9 million each year as the ratable portions of the gain were realized. If the Company were to elect to resume purchasing salt from the supplier’s facility, the Company would repay a ratable portion of the cash received.
11. STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS
     As of January 1, 2003, the Company’s common stock was owned by Apollo, Mosaic, co-investors and members of management, including 600,612 shares issued to an employee trust to secure the Company’s obligations to issue common stock under an employee deferred compensation plan. At that time, the Company had class A and class B common stock, which were identical in all respects and had the same powers, preferences and rights, except class B shares were non-voting securities and each class A share was entitled to one vote.
     In May 2003, proceeds from the issuance of the Subordinated Discount Notes in the amount of $100.0 million were used to pay a dividend on the Company’s common stock.
     In June 2003, the Company repurchased 5,175,117 shares of common stock from Mosaic and recorded treasury stock at a cost of $9.7 million (see Note 16, Related Party Transactions).
     Also in 2003, the Company repurchased 28,010 shares of common stock and recorded treasury stock at a cost of less than $0.1 million, and reissued 11,890 shares of treasury stock, of which 6,077 shares were issued in connection with certain employee exercises of stock options, which are discussed below.
     On November 5, 2003, the Company’s board of directors approved the IPO of the Company’s common stock. On November 21, 2003, the Company’s board of directors approved a recapitalization of the Company’s capital stock whereby each share of the Company’s class B common stock was converted into one share of class A common stock and all outstanding shares of class A common stock were exchanged for one share of a newly designated single class of common stock. The Company’s board of directors also approved an approximately 4.982-for-one stock split of the Company’s common stock, which was effected by means of reclassification. The stock split became

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
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
     On December 17, 2003, the Company completed an IPO of 16,675,000 shares of its common stock. The shares were sold by certain stockholders of the Company, primarily Apollo and Mosaic, and the Company did not receive any proceeds from the sale of the shares.
     In July 2004, the Company completed a secondary offering of 8,327,244 shares of common stock. These shares were sold by Apollo, Mosaic and certain members of management, so the Company did not receive any proceeds from the sale of the shares.
     In November 2004, the Company completed another secondary offering of 4,021,473 shares of common stock. The shares were also sold Apollo, Mosaic and certain members of management so the Company did not receive any proceeds from the sale of the shares. This sale reduced Apollo’s and Mosaic’s holdings to zero.
     The Company paid dividends of $1.10 per share in 2005 and intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 8) and other factors its board of directors deems relevant.
Stock Options
     On November 28, 2001, CMI adopted a stock option plan (the 2001 Plan). Options were granted in amounts and at such times and to such eligible persons as determined by the board of directors of CMI pursuant to which options with respect to a total of 2,783,283 shares of CMI’s common stock were available for grant to employees of, consultants to, or directors of CMI. No further option grants can be made under this plan. Options granted under the plan were all non-qualified stock options.
     For those options granted prior to the IPO, one-half of the options granted to employees under the 2001 Plan vest ratably, in tranches, over one to four years, depending on the individual option agreements. The other one-half of the options granted to employees were performance options and vested upon completion of the IPO in December 2003. Options granted following the IPO are entirely service-vesting. Options granted to members of the board of directors of the Company vest at the time of grant. Options expire on the thirtieth day immediately following the eighth anniversary of issuance.
     In 2005, Compass adopted a new equity compensation plan (the 2005 Plan) for its employees and directors allowing grants of equity instruments including restricted stock units (“RSUs”) and stock options with respect to up to 3,240,000 shares of CMI common stock. The right to make awards expires in 10 years. In November 2005, the Board approved, and Compass granted 14,000 RSUs and 57,900 stock options. The closing stock price on the day of grant, which is used to set the exercise price for the stock options and the fair value for the RSUs, was $23.47. The grants of RSUs vest after three years of service and the holders will be entitled to one share of common stock for each vested RSU. The RSUs do not have voting rights but each RSU is entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to, and at the same time as, the per share dividend declared.
     Stock options granted under the 2005 Plan vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock at a price equal to the closing market price of the Company’s common stock on the day of grant. Holders of each option are entitled to receive non-forfeitable dividends or other distributions declared on the Company’s common stock equal to, and at the same time as, the per share dividend declared.
     The following table sets forth information with regard to both plans about the fair value of each option grant on the date of grant using the Black Scholes option-pricing model, and the weighted-average assumptions used for such grants for each of the years ended December 31:

	2005	2004	2003(2)

Fair value of options granted	$7.73	$2.37	$10.98
Expected term (years)	5.5	1.9	7.8
Expected volatility	24.5%	24.0%	—
Dividend yield(1)	0.0%	4.7%	—
Risk-free interest rates	4.4%	3.1%	3.4%

(1)	The 2005 assumed yield reflects the non-forfeiting dividend feature.

(2)	The Company used the minimum value method before the IPO in December 2003, which excludes volatility.
     The following is a summary of CMI’s stock option activity and related information for the following periods:

		Weighted-
		average
	Number	exercise
	of options	price

Outstanding at December 31, 2002	1,739,476	$2.08
Exercised	(23,053)	2.01
Cancelled/Expired	(6,592)	2.01

Outstanding at May 22, 2003	1,709,831	2.08
Outstanding at May 23, 2003 after amendment to the 2001 Plan (a)	2,455,943	1.45
Granted	50,311	7.04
Exercised (b)	(246,458)	1.41
Cancelled/Expired	(42,832)	1.40

Outstanding at December 31, 2003	2,216,964	1.58
Granted	167,367	21.58
Exercised (c)	(721,208)	1.74
Cancelled/Expired	(11,308)	1.40

Outstanding at December 31, 2004	1,651,815	3.54
Granted	57,900	23.47
Exercised (c)	(936,938)	1.52
Cancelled/Expired	(14,876)	1.40

Outstanding at December 31, 2005	757,901	$7.60

(a)	In connection with CMI’s $100.0 million dividend payment on its common stock in May 2003, the number of CMI stock options and their exercise prices were adjusted to preserve the intrinsic value of the stock options that existed prior to the dividend. This was accomplished by decreasing the exercise price of outstanding options and increasing the number of outstanding options by a factor of 1.436 to one.

(b)	Exercised options include 6,077 shares of common stock that were issued from treasury stock.

(c)	Common stock issued for exercised options were all issued from treasury stock.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
     The following table summarizes information about options outstanding and exercisable at December 31, 2005:

		Weighted-	Weighted-		Weighted
		average	average		average
		remaining	exercise price		exercise price
Range of exercise	Options	contractual life	of options	Options	of exercisable
prices	outstanding	(years)	outstanding	exercisable	options

$1.40	518,875	4.1	$1.40	518,875	$1.40
$3.23 - $5.17	13,759	5.4	4.75	8,708	4.97
$16.66 - $23.47	225,267	6.8	22.07	80,700	20.06

Totals	757,901	5.0	$7.60	608,283	$3.93

     Options exercisable at December 31, 2004 numbered 1,283,870.
Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income, net of related taxes, are summarized as follows:

December 31,	2005	2004	2003

Minimum pension liability adjustment	$(3.3)	$(6.4)	$(7.0)
Unrealized gain on cash flow hedges	2.2	0.9	0.8
Cumulative foreign currency translation adjustment	42.8	43.8	31.7

Accumulated other comprehensive income	$41.7	$38.3	$25.5

     See Note 9 for a discussion of the Company’s cash flow hedges.
12. OPERATING SEGMENTS
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: Salt and Potash. The salt segment produces salt for use in road deicing, food processing, water softeners, and agricultural and industrial applications. Potash crop nutrients and industrial grade potash are produced and marketed through the Potash segment.
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
     As discussed in Note 13 below, on December 30, 2005, the Company sold its evaporated salt business in the U.K. Those operations have been reclassified to net earnings from discontinued operations in the Consolidated Statements of Operations and accordingly, those operations are not included in the segment information below except as indicted in the table. Segment information as of and for the years ended December 31, is as follows (in millions):

2005	Salt	Potash	Other (e)	Total

Sales to external customers	$639.6	$102.7	$—	$742.3
Intersegment sales	—	11.0	(11.0)	—
Cost of sales — shipping and handling	212.4	14.8	—	227.2
Operating earnings (loss)	138.0	30.2	(25.3)	142.9
Depreciation, depletion and amortization (a)	35.2	8.4	—	43.6
Total assets	585.9	134.4	30.0	750.3
Capital expenditures (b)	22.7	9.1	—	31.8

2004	Salt	Potash	Other (e)	Total

Sales to external customers	$552.3	$87.6	$—	$639.9
Intersegment sales	—	11.3	(11.3)	—
Cost of sales — shipping and handling	168.7	13.8	—	182.5
Operating earnings (loss) (c)	123.5	20.7	(25.4)	118.8
Depreciation, depletion and amortization (a)	33.2	8.1	—	41.3
Total assets	555.1	134.9	33.9	723.9
Capital expenditures (b)	21.7	5.2	—	26.9

2003	Salt	Potash	Other (e)	Total

Sales to external customers	$499.5	$54.0	$—	$553.5
Intersegment sales	—	9.4	(9.4)	—
Cost of sales — shipping and handling	150.5	8.7	—	159.2
Operating earnings (loss) (d)	104.4	7.5	(20.7)	91.2
Depreciation, depletion and amortization (a)	34.2	7.9	—	42.1
Total assets	522.6	141.5	31.0	695.1
Capital expenditures (b)	17.7	2.9	—	20.6

(a)	Includes $3.6 million, $3.8 million and $3.5 million of expense related to discontinued operations for 2005, 2004 and 2003, respectively, in the salt segment.

(b)	Includes $1.1 million, $1.7 million and $1.2 million of expenditures associated with discontinued operations for 2005, 2004 and 2003, respectively, in the salt segment.

(c)	Includes $1.4 million related to other public offering costs and $4.5 million related to Apollo’s cancellation of their management consulting agreement.

(d)	Includes $2.4 million related to IPO costs.

(e)	Other includes corporate entities and eliminations.
     Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2005	2004	2003

United States	$521.0	$444.2	$394.5
Canada	168.0	148.1	128.7
United Kingdom	53.3	47.6	30.3

Total sales	$742.3	$639.9	$553.5

     Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2005	2004

United States	$248.6	$256.0
Canada	121.7	127.4
United Kingdom	45.6	74.5

Total assets	$415.9	$457.9

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
13. DISCONTINUED OPERATIONS
     In November of 2005, Compass began exclusive discussions with INEOS Enterprises Limited for the sale of its Weston Point, England evaporated salt business. On December 30, 2005, the transaction was completed. The business was sold for approximately $36.2 million in cash, subject to a working capital adjustment, and resulted in a pre-tax gain of approximately $4.6 million. The agreement includes customary representations, warranties, covenants and indemnification provisions (in the case of most warranties, subject to a combined limit of £3 million, or approximately $5.2 million). No amounts have been accrued for such warranties. This business had been part of the salt segment with historical operating results as follows:

Year ended December 31,	2005	2004	2003

Sales	$52.5	$55.2	$47.1

Pretax earnings(1)	4.9	2.7	1.8
Income tax expense(2)	(0.8)	(0.7)	(0.4)

Net earnings from discontinued operations	$4.1	$2.0	$1.4

(1)	Pretax earnings in 2005 include the pretax gain of $4.6 million from the sale of the business.

(2)	Income tax expense in 2005 includes tax expense of $0.9 million from the gain on the sale of the business.
     Debt has been maintained at the corporate level to support the operating businesses; therefore a portion of the interest expense incurred on that debt has been allocated to discontinued operations based on its proportion of net assets available to service that debt. Interest of $2.4 million, $2.6 million and $2.6 million has been allocated to discontinued operations for the years ended December 31, 2005, 2004 and 2003, respectively.
     The following table shows the carrying values of each of the major classes of assets and liabilities of the disposed business as of the December 30, 2005 disposal date and, for comparative purposes, the book values as of December 31, 2004:

	December 30,	December 31,
(in millions)	2005	2004

Accounts receivable, net	$9.0	$12.2
Inventories	2.5	3.0
Other current assets	0.1	0.5
Property, plant and equipment, net	22.2	26.2

Total assets	$33.8	$41.9

Accounts payable and accrued liabilities	$3.7	$5.1

14. EARNINGS PER SHARE
     As discussed in Note 11, during the fourth quarter of 2005 the Company issued 57,900 stock options and 14,000 restricted stock units which are entitled to receive non-forfeitable dividends. Because these securities have dividend and/or distribution rights equal to those of our common stockholders, the securities have been included in the calculation of basic earnings per share.
     The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2005	2004	2003

Numerator:
Net earnings from continuing operations	$26.8	$47.8	$30.9
Net earnings from discontinued operations	4.1	2.0	1.4
Dividends on redeemable preferred stock	—	—	(1.2)
Gain on redemption of preferred stock	—	—	8.2

Net earnings available for common stock	$30.9	$49.8	$39.3

Denominator:
Average common shares outstanding, shares for basic earnings per share	31,487,975	30,604,597	32,492,792
Average stock options outstanding	561,657	1,211,605	1,491,191

Shares for diluted earnings per share	32,049,632	31,816,202	33,983,983

Net earnings from continuing operations per share, basic	$0.85	$1.56	$1.17
Net earnings from discontinued operations per share, basic	0.13	0.07	0.04

Net earnings per share, basic	$0.98	$1.63	$1.21

Net earnings from continuing operations per share, diluted	$0.84	$1.50	$1.12
Net earnings from discontinued operations per share, diluted	0.13	0.07	0.03

Net earnings per share, diluted	$0.97	$1.57	$1.15

15. OTHER CHARGES
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
16. RELATED PARTY TRANSACTIONS
     The following related party transactions are in addition to those disclosed elsewhere in the notes to the consolidated financial statements.
     Upon completion of the IPO in December 2003, Mosaic’s ownership in the Company was reduced to less than 3%. Accordingly, transactions with Mosaic and its subsidiaries (“Mosaic affiliates”) are considered related party transactions through the year ended December 31, 2003. Transactions with Apollo and its subsidiaries (“Apollo affiliates”) are considered related party transactions through 2004, when Apollo sold its remaining shares of CMI. The Company believes that all of the related party transactions approximate terms which would otherwise have been negotiated by the Company with unrelated third parties.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Capitalization and Financing Activities:
     In May 2003, proceeds from the issuance of the Subordinated Discount Notes in the amount of $100.0 million were used to pay dividends on the Company’s common stock. Also in May 2003, all accreted dividends on the Company’s preferred stock, approximately $3.7 million, were paid current in order for the Company to pay dividends on its common stock. At that time, shareholders consisted of Apollo affiliates, management and Mosaic.
     In June 2003, the Company repaid the balance of its notes payable to Mosaic, including accrued interest, and repurchased from Mosaic 14,704 shares of its preferred stock, 5,175,117 shares of its common stock and approximately $18.0 million of cash held in escrow for approximately $36.0 million. The purchase price of the individual securities was allocated ratably according to their estimated fair values. The redemption of preferred stock resulted in a gain of approximately $8.2 million recorded as a reduction of the accumulated deficit. The repurchase of common stock was treated as treasury stock and recorded at a cost of approximately $9.7 million. The retirement of the notes payable resulted in a gain of approximately $1.9 million recorded as other income.
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
     The Company recorded $0.1 million of interest expense related to debt obligations with Mosaic affiliates for the year ended December 31, 2003.
Operational Activities:
     The Company recorded purchases of $25.6 million from Mosaic affiliates for the year ended December 31, 2003.
     In 2003 the Company had an agreement with Mosaic whereby we marketed SOP produced by Mosaic at their New Mexico facility as an agent. The Company recognized approximately $0.7 million in fees from Mosaic for the year ended December 31, 2003 pursuant to this agreement.
     In June 2003, the Company purchased, for $24.5 million, intangible assets related to Mosaic’s SOP marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at Mosaic’s Carlsbad, New Mexico facility. We also incurred approximately $0.3 million of related transaction costs. As part of the transaction, the agreement under which the Company, as agent, marketed SOP produced by Mosaic at their Carlsbad, New Mexico facility terminated on November 30, 2003. For the year ended December 31, 2003, the Company had purchased approximately $3.9 million of SOP finished goods inventory from Mosaic.
     The Company subleased railcars from affiliates of Mosaic that are used by us to transport products. The lease amounts expensed totaled $0.5 million for the year ended December 31, 2003.
     During 2003 and 2004, the Company was a party to a management agreement with Apollo. The agreement allowed the Company and any of its affiliates to utilize Apollo’s expertise in areas such as financial transactions, acquisitions and other matters that related to its business, administration and policies. Apollo was to receive an annual fee of approximately $1.0 million for its management services and advice through 2011. During the years ended December 31, 2004 and 2003, the Company recorded management fee charges of $0.7 million and $1.0 million, respectively, from Apollo.
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

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
17. QUARTERLY RESULTS (Unaudited) (In millions, except share data)

Quarter	First	Second	Third	Fourth

2005
Sales	$254.0	$97.7	$107.5	$283.1
Gross profit	71.5	21.1	24.2	82.5
Net earnings (loss) available for common stock(a)	22.6	(0.7)	(4.4)	13.4

Net earnings (loss) per share, basic(a)	$0.73	$(0.03)	$(0.14)	$0.42
Net earnings (loss) per share, diluted(a)	0.70	(0.03)	(0.14)	0.42
Basic weighted-average shares outstanding	31,140,713	31,430,900	31,593,768	31,786,518
Diluted weighted-average shares outstanding	32,323,129	31,430,900	31,593,768	32,180,463

2004
Sales	$236.1	$84.1	$98.5	$221.2
Gross profit	69.9	18.7	23.4	67.8
Net earnings (loss) available for common stock(b)	30.3	(5.9)	5.5	19.9

Net earnings (loss) per share, basic(b)	$1.00	$(0.19)	$0.18	$0.65
Net earnings (loss) per share, diluted(b)	0.94	(0.19)	0.17	0.62
Basic weighted-average shares outstanding	30,241,662	30,516,370	30,785,285	30,875,070
Diluted weighted-average shares outstanding	32,174,309	30,516,370	32,273,436	32,300,692

(a)	Fourth quarter net earnings available for common stock includes a net gain of $3.7 million from the sale of discontinued operations (Note 13), $33.2 million of expense related to debt refinancings (approximately $20.5 million after tax — Note 8) and income tax expense of $4.1 resulting from a repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 (Note 6).

(b)	See Note 15 for detail related to special charges during 2004.
18. SUBSEQUENT EVENTS
Stock-based compensation awards:
     In January 2006, the board approved and the Company granted 143,800 options and 32,400 RSUs under the 2005 Plan.
Dividend declared:
     On February 9, 2006, the board declared a quarterly cash dividend of $0.305 per share on its outstanding common stock. The dividend will be paid on March 15, 2006 to stockholders of record as of the close of business on March 1, 2006.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On May 18, 2005, the “Company” dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm. The decision to dismiss PwC was approved by the Audit Committee of the Board of Directors.
     The reports of PwC on the Company’s financial statements for each of the years ended December 31, 2003 and December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.
     During the two most recent fiscal years and through May 18, 2005, the date of dismissal, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their reports on the financial statements for such years.
     During the two most recent fiscal years and through May 18, 2005, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v) and referred to herein as “Reportable Events”), except as follows. In accordance with section 404 of the Sarbanes-Oxley Act, the Company completed its assessment of the effectiveness of its internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 due to material weaknesses in its internal control over the valuation and completeness of its income taxes payable, deferred income tax assets and liabilities (including the associated valuation allowance) and the income tax provision because it did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. PwC issued an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2004. More details on the material weakness in internal control over financial reporting and management’s actions to remediate this weakness are discussed in Item 9A below.
     The Company engaged Ernst & Young LLP (“E&Y”) as its new independent registered public accounting firm on May 18, 2005. The retention of E&Y was approved by the Audit Committee of the Board of Directors. During the prior two most recent fiscal years and through May 18, 2005, the Company did not consult with E&Y regarding (i) the application of accounting

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any Reportable Event. There were no disagreements with the independent accountants during the year ended December 31, 2005.
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
     In connection with the preparation of the Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, the Company’s CEO and CFO conclude whether the Company’s disclosure controls and procedures are effective as of the reporting date at the reasonable assurance level. As discussed below and reported in the Annual Report on Form 10-K for the year ended December 31, 2004, because of the material weakness in existence as of December 31, 2004, management concluded that the Company’s disclosure controls and procedures were not effective. Consequently, during 2005, as discussed below, management implemented procedures and took other actions to improve the effectiveness of its disclosure controls and procedures. In connection with this Annual Report on Form 10-K for the year ended December 31, 2005, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2005 at the reasonable assurance level.
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
     Management conducts an evaluation and assesses the effectiveness of the Company’s internal control over financial reporting as of the reporting date. In making its assessment of internal control over financial reporting, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Company did not maintain effective controls over the valuation and completeness of its income taxes payable, deferred income tax assets and liabilities (including the associated valuation allowance) and the income tax provision because it did not have accounting personnel with sufficient knowledge of generally accepted accounting principles related to income tax accounting and reporting. Specifically, the Company’s processes, procedures and controls related to the preparation and review of the liability for income taxes payable were not effective to ensure that the additions to the liability were complete and accurate. Also, the Company did not have effective controls over the preparation and review of the valuation allowance related to deferred tax assets. This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2003, 2002, and 2001, for each of the quarters for the two years in the period ended December 31, 2003 and for the first and second quarters for 2004 as well as audit adjustments to the fourth quarter 2004 consolidated financial statements. Accordingly, management determined that this control deficiency constituted a material weakness and concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in Internal Control-Integrated Framework.
     As noted below, throughout 2005 management implemented procedures and took various actions to improve the effectiveness of its internal controls over financial reporting related to its income tax accounting. As of December 31, 2005, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
Changes in Internal Control Over Financial Reporting to Remediate the Material Weakness Reported as of December 31, 2004
     In November 2004, the Company reported a material weakness in internal control over financial reporting related to the Company’s accounting for income taxes in connection with filing its restated Annual Report on Form 10-K/A for the year ended December 31, 2003 and its Quarterly Report on Form 10-Q for the period ended September 30, 2004.
     In order to remediate this matter, the Company identified and implemented actions to improve the effectiveness of its disclosure controls and procedures and internal control over financial reporting related to its income tax accounting. In connection with this ongoing effort, (a) the Company has and continues to strengthen the resources in the income tax accounting function, (b) the Company has and continues to adopt more rigorous policies and procedures with respect to the income tax account balance sheet review process, including the income taxes payable and deferred tax asset valuation allowance accounts, (c) the Company has and continues to implement a standardized tax accounting software package to assist in the SFAS No. 109 accounting process, (d) the Company has hired a Vice President of Income Tax and implemented greater senior level financial officer review of the income tax balance sheet accounts and the related journal entries, and (e) the Company engaged a third party specialist to assist the Company’s personnel conducting comprehensive and detailed reviews of the Company’s tax reporting and accounting, in particular with respect to developing more effective processes for establishing and monitoring deferred income taxes, valuation allowances and the Company’s annual effective tax rate. As a result, upon completion of its evaluation of internal control over financial reporting, management determined its internal control over financial reporting was effective as of December 31, 2005.
Changes in Internal Control Over Financial Reporting
     Except as otherwise discussed herein, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
     The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Director’s and Executive Officers of the Registrant”, (b) “Proposal 1 — Election of Directors”, (c) “Information Regarding Board of Directors and Committees” and (d) “Corporate Governance Guidelines” of the definitive proxy statement filed pursuant to Regulation 14A for the 2006 annual meeting of stockholders (“2006 Proxy Statement”). Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2006 Proxy Statement.
Code of Ethics
     We have adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The code of ethics is included as Exhibit 14 to this Form 10-K and posted on our website at www.compassminerals.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 of Form 10-K is incorporated herein by reference to the “Executive Compensation Table” included in the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS, AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership” included in the 2006 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Certain Relationships and Related Transactions” included in the 2006 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 — Ratification of Appointment of Independent Auditors” included in the 2006 Proxy Statement.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	50
Reports of Independent Registered Public Accounting Firms	29
Consolidated Balance Sheets as of December 31, 2005 and 2004	32
Consolidated Statements of Operations for the three years ended December 31, 2005	33
Consolidated Statements of Stockholders’ Equity (Deficit) for the three years ended December 31, 2005	34
Consolidated Statements of Cash Flows for the three years ended December 31, 2005	35
Notes to Consolidated Financial Statements	36
Schedule II — Valuation Reserves	52
(a)(2) Financial Statement Schedule:
Schedule II — Valuation Reserves
Compass Minerals International, Inc.
December 31, 2005, 2004 and 2003

	Balance at	Additions			Balance at
Description	the Beginning	Charged to		Disposition(2)	the End of
(in millions)	of the Year	Expense	Deductions(1)	and other	the Year

Deducted from Receivables — Allowance for Doubtful Accounts
2005	$2.3	$1.2	$(1.6)	$(0.2)	$1.7
2004	2.1	1.4	(1.2)	—	2.3
2003	1.6	1.1	(0.6)	—	2.1
Deducted from Deferred Income Taxes — Valuation Allowance
2005	$12.6	$—	$(2.2)	$—	$10.4
2004	24.8	—	(12.2)	—	12.6
2003	30.5	—	(5.7)	—	24.8

(1)	Deduction for purposes for which reserve was created.

(2)	Reduction in the allowance for doubtful accounts balance results from the sale of a business.
(b)	Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.2 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

3.1	Amended and Restated Certificate of Incorporation of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

3.2	Amended and Restated By-laws of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.2 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K

Exhibit
No.	Description of Exhibit
10.1	Indenture, dated December 20, 2002, between Salt Holdings Corporation, as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.2	Form of Initial Note (included as Exhibit A to Exhibit 10.1).

10.3	Form of Exchange Note (included as Exhibit B to Exhibit 10.1).

10.4	First Supplemental Indenture to the Indenture governing the 12 3/4% Senior Discount Notes Due 2012 of Salt Holdings Corporation, dated May 21, 2003, between Salt Holdings Corporation and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.5 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.5	Indenture, dated May 22, 2003, governing the 12% Senior Subordinated Discount Notes Due 2013 of Salt Holdings Corporation, between Salt Holdings Corporation, as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.6	Form of 12% Senior Subordinated Discount Note (included as Exhibit A to Exhibit 10.5).

10.7	Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.8	Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement, dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.2 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.9	Royalty Agreement, dated September 1, 1962, between IMC Kalium Ogden Corp. and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.10*	Amended and Restated Credit Agreement, dated December 22, 2005, among Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Corp., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, Goldman Sachs Credit Partners L.P., as co-lead arranger and joint bookrunner, Calyon New York Branch, as syndication agent, Bank of America, N.A., as co-documentation agent, and The Bank of Nova Scotia, as co-documentation agent.

10.11*	Amended and Restated U.S. Collateral and Guaranty Agreement, dated December 22, 2005, among Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), Compass Minerals Group, Inc., Compass Resources, Inc., Great Salt Lake Holdings, LLC, Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company and JPMorgan Chase Bank, N.A., as collateral agent.

10.12*	Amended and Restated U.S. Collateral Assignment, dated December 22, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc. and JPMorgan Chase Bank N.A.

10.13*	Amended and Restated Foreign Guaranty, dated December 22, 2005, among Sifto Canada Corp., Salt Union Limited, Compass Minerals (Europe) Limited, Compass Minerals (UK) Limited, London Salt Limited, Direct Salt Supplies Limited, J.T. Lunt & Co. (Nantwich) Limited, NASC Nova Scotia Company, Compass Minerals Canada Inc., Compass Canada Limited Partnership, Compass Minerals Nova Scotia Company, Compass Resources Canada Company and JPMorgan Chase Bank, N.A., as collateral agent.

10.14	Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

10.15*	Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K

Exhibit
No.	Description of Exhibit
10.16	Service Agreement, dated September 1, 1997, between Salt Union Limited and David J. Goadby (incorporated herein by reference to Exhibit 10.13 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.17	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International’s Current Report on Form 8-K filed dated January 23, 2006).

10.18	Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International’s Current Report on Form 8-K filed dated January 23, 2006).

10.19*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.17 and 10.18 herein.

10.20	Employment and Consulting Agreement, dated November 3, 2005, between Compass Minerals International, Inc. and Michael E. Ducey (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International’s Current Report on Form 8-K dated November 3, 2005).

10.21	Rights Plan, dated as of December 11, 2003, between Compass Minerals International, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International’s Registration Statement on Form S-4, File No. 333-111953).

10.22	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 10.21).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

16.1	Letter from PricewaterhouseCoopers LLP dated May 18, 2005 (incorporated herein by reference to Exhibit 16.1 to Compass Minerals International’s Current Report on Form 8-K dated May 18, 2005).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Section 302 Certifications of Michael E. Ducey, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President, Chief Financial Officer and Secretary.

32*	Certification Pursuant to 18 U.S.C.§1350 of Michael E. Ducey, President and Chief Executive Officer and Rodney L. Underdown, Vice President, Chief Financial Officer and Secretary.

*	Filed herewith.

COMPASS MINERALS INTERNATIONAL, INC.	2005 FORM 10-K
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.
/s/ Michael E. Ducey
Michael E. Ducey
Date: February 24, 2006	President and Chief Executive Officer

/s/ Rodney L. Underdown
Rodney L. Underdown
Date: February 24, 2006	Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals International, Inc. and in the capacities indicated on February 24, 2006.

Signature	Capacity

/s/ Michael E. Ducey Michael E. Ducey	President, Chief Executive Officer and Director (Principal Executive Officer)
/s/ Rodney L. Underdown Rodney L. Underdown	Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
/s/ Vernon G. Baker, II Vernon G. Baker, II	Director
/s/ Bradley J. Bell Bradley J. Bell	Director
/s/ David J. D’Antoni David J. D’Antoni	Director
/s/ Richard S. Grant Richard S. Grant	Director
/s/ Perry W. Premdas Perry W. Premdas	Director