Form 10-Q
period 2006-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2006-05-02
CIK 1227654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________
Commission File Number 001-31921
Compass Minerals International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-3972986
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
9900 West 109th Street
Suite 600
Overland Park, KS 66210
(913) 344-9200
(Address of principal executive offices and telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                    Yes: ☑ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes: ☐ No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 24, 2006 was 31,973,386 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$100.8	$47.1
Receivables, less allowance for doubtful accounts of $1.6 in 2006 and $1.7 in 2005	86.7	183.0
Inventories	79.2	81.5
Deferred income taxes, net	12.7	12.7
Other	6.4	10.1

Total current assets	285.8	334.4
Property, plant and equipment, net	365.7	366.1
Intangible assets, net	22.3	22.5
Other	27.9	27.3

Total assets	$701.7	$750.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3.4	$3.5
Accounts payable	66.2	88.3
Accrued expenses	12.9	17.5
Accrued salaries and wages	18.6	21.4
Income taxes payable	13.0	7.8
Accrued interest	0.3	0.9

Total current liabilities	114.4	139.4
Long-term debt, net of current portion	577.8	612.4
Deferred income taxes, net	38.3	43.7
Other noncurrent liabilities	30.6	33.9
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common Stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	0.9	1.0
Treasury stock, at cost - 3,398,155 shares at March 31, 2006 and 3,532,940 shares at December 31, 2005	(6.5)	(6.7)
Accumulated deficit	(95.1)	(115.5)
Accumulated other comprehensive income	40.9	41.7

Total stockholders’ equity (deficit)	(59.4)	(79.1)

Total liabilities and stockholders’ equity (deficit)	$701.7	$750.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended
	March 31,
	2006	2005

Sales	$217.9	$254.0

Cost of sales — shipping and handling	76.3	83.0
Cost of sales — products	76.6	99.5

Gross profit	65.0	71.5

Selling, general and administrative expenses	14.2	15.0

Operating earnings	50.8	56.5

Other (income) expense:
Interest expense	13.5	15.0
Other, net	(0.4)	0.2

Earnings from continuing operations before income taxes	37.7	41.3
Income tax expense	9.1	18.8

Net earnings from continuing operations	28.6	22.5
Net earnings from discontinued operations, net of tax expense of $0 in 2005	—	0.1

Net earnings	$28.6	$22.6

Basic net earnings per share:
Continuing operations	$0.89	$0.73
Discontinued operations	—	—

Basic net earnings per share	$0.89	$0.73

Basic weighted-average shares outstanding	32,121,621	31,140,713

Diluted net earnings per share:
Continuing operations	$0.88	$0.70
Discontinued operations	—	—

Diluted net earnings per share	$0.88	$0.70

Diluted weighted-average shares outstanding	32,375,610	32,323,129

Cash dividends per share	$0.305	$0.275

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the three months ended March 31, 2006
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2005	$0.4	$1.0	$(6.7)	$(115.5)	$41.7	$(79.1)
Dividends on common stock		(1.6)		(8.2)		(9.8)
Stock options exercised		1.2	0.2			1.4
Stock-based compensation		0.3				0.3
Comprehensive income:
Net earnings				28.6		28.6
Unrealized loss on cash flow hedges					(2.0)	(2.0)
Foreign currency translation adjustments					1.2	1.2

Total comprehensive income						27.8

Balance, March 31, 2006	$0.4	$0.9	$(6.5)	$(95.1)	$40.9	$(59.4)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2006	2005

Cash flows from operating activities:
Net earnings	$28.6	$22.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	10.1	11.2
Finance fee amortization	0.3	0.6
Accreted interest	7.1	6.3
Deferred income taxes	(3.5)	1.3
Excess tax benefits from stock option exercises	—	3.6
Changes in operating assets and liabilities:
Receivables	97.3	31.3
Inventories	2.3	36.9
Other assets	1.8	(0.1)
Accounts payable and accrued expenses	(28.8)	(29.3)
Other noncurrent liabilities	(2.9)	6.0
Other, net	0.3	0.2

Net cash provided by operating activities	112.6	90.6

Cash flows from investing activities:
Capital expenditures	(9.3)	(4.2)
Other, net	(1.0)	—

Net cash used in investing activities	(10.3)	(4.2)

Cash flows from financing activities:
Principal payments on long-term debt	(10.9)	(10.1)
Revolver activity	(31.0)	(11.0)
Dividends paid	(9.8)	(8.6)
Proceeds received from stock option exercises	0.2	0.7
Excess tax benefits from stock option exercises	1.2	—
Other, net	(0.1)	—

Net cash used in financing activities	(50.4)	(29.0)

Effect of exchange rate changes on cash and cash equivalents	1.8	(0.1)

Net change in cash and cash equivalents	53.7	57.3
Cash and cash equivalents, beginning of the year	47.1	9.7

Cash and cash equivalents, end of period	$100.8	$67.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$6.3	$17.0
Income taxes paid, net of refunds	6.7	11.4
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization, Formation and Basis of Presentation:
Compass Minerals International, Inc. (“CMI” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMI serves a variety of markets, including highway deicing, agriculture, food processing, chemical processing and water conditioning. The consolidated financial statements include the accounts of CMI and its wholly owned subsidiary, Compass Minerals Group, Inc. (“CMG”), and the consolidated results of CMG’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMI for the year ended December 31, 2005 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.
The Company experiences a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season. Due to the seasonal nature of the highway deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
Discontinued Operations — On December 30, 2005, CMI sold its evaporated salt business in the U.K. Accordingly, the results of operations from this business have been reclassified to discontinued operations in the Consolidated Statements of Operations and related notes for the three months ended March 31, 2005.
2. Inventories:
Inventories consist of the following (in millions):

	March 31,	December 31,
	2006	2005

Finished goods	$63.3	$67.7
Raw materials and supplies	15.9	13.8

Total inventories	$79.2	$81.5

3. Property, Plant and Equipment, Net:
Property, plant and equipment, net consists of the following (in millions):

	March 31,	December 31,
	2006	2005

Land and buildings	$137.8	$137.6
Machinery and equipment	404.4	403.8
Furniture and fixtures	13.3	13.3
Mineral interests	178.2	178.0
Construction in progress	21.2	12.6

	754.9	745.3
Less accumulated depreciation and depletion	(389.2)	(379.2)

Net property, plant and equipment	$365.7	$366.1

4. Intangible Assets, Net:
Intangible assets consist of rights to produce SOP and a customer list acquired in connection with the purchase of an SOP marketing business. The accumulated amortization of intangible assets at March 31, 2006 and December 31, 2005 was $2.5 million and $2.3 million, respectively. Amortization expense during the three months ended March 31, 2006 and 2005 was $0.2 million for each period.
5. Income Taxes:
Income tax expense for the three months ended March 31, 2006 and 2005 was $9.1 million and $18.8 million, respectively. In addition to the specific tax item discussed below, the Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes and interest expense recognition differences for book and tax purposes.
In the first quarter of 2005, the Company repatriated funds from its U.K. subsidiary through a one-time repayment of a portion of a pound-sterling-denominated loan to a U.S. subsidiary. The repayment resulted in a foreign exchange gain for tax purposes only, which is taxable in the U.S. and for which the Company recorded a $5.4 million charge to income tax expense. For financial reporting purposes, the unrealized foreign exchange gain has been recorded as a component of accumulated other comprehensive income in stockholders’ equity in previous periods and has not been recognized in the consolidated statements of operations.
At March 31, 2006, we had approximately $70.3 million of NOLs that expire between 2006 and 2022. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized. As of March 31, 2006 and December 31, 2005, the Company’s valuation allowance was $10.4 million. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.
6. Long-term Debt:
Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2006	2005

10% Senior Subordinated Notes due 2011	$2.0	$2.0
12 3/4% Senior Discount Notes due 2012	100.2	97.1
12% Senior Subordinated Discount Notes due 2013	139.8	135.8
Term Loan due 2012	339.2	350.0
Revolving Credit Facility due 2010	—	31.0

	581.2	615.9

Less current portion	(3.4)	(3.5)

Long-term debt, net of current portion	$577.8	$612.4

7. Pension Plans:
The components of net periodic benefit cost for the three-months ended March 31, 2006 and 2005 are as follows (in millions):

	Three Months Ended
	March 31,
	2006	2005

Service cost for benefits earned during the year	$0.2	$0.3
Interest cost on projected benefit obligation	0.9	0.9
Return on plan assets	(1.0)	(0.9)
Net amortization and deferral	—	0.2

Net pension expense	$0.1	$0.5

During the first quarter of 2006 the Company made $4.3 million of contributions to its plans including a special contribution of approximately $4.0 million to fund the portion of the U.K. plan for benefits earned and expected to be paid to former employees of the evaporated salt business that was sold in December 2005.

8. Commitments and Contingencies:
The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.
The Communications, Energy and Paperworkers Union Local 16-O called a strike on April 14, 2006 at the Company’s salt mine in Goderich, Ontario, temporarily suspending production. The union represents approximately 350 employees at the mine. While Compass manages its inventory by temporarily eliminating shifts from time to time, an extended strike could adversely affect inventory levels at certain locations. This could impede the Company’s ability to meet the needs of customers in those markets which could have a material adverse affect on the Company’s results of operations and cash flows. However, at the time of this filing, the Company believes this strike will not have a material impact on its 2006 results of operations or cash flows.
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
9. Operating Segments:
Segment information is as follows (in millions):

	Three Months Ended March 31, 2006
	Salt	Potash	Other (a)	Total

Sales to external customers	$190.2	$27.7	$—	$217.9
Intersegment sales	—	2.5	(2.5)	—
Cost of sales — shipping and handling costs	72.1	4.2	—	76.3
Operating earnings (loss)(b)	49.3	7.9	(6.4)	50.8
Depreciation, depletion and amortization	8.0	2.1	—	10.1
Total assets	526.6	145.4	29.7	701.7

	Three Months Ended March 31, 2005
	Salt	Potash	Other (a)	Total

Sales to external customers	$229.2	$24.8	$—	$254.0
Intersegment sales	—	2.0	(2.0)	—
Cost of sales — shipping and handling costs	79.0	4.0	—	83.0
Operating earnings (loss)	57.7	5.1	(6.3)	56.5
Depreciation, depletion and amortization(c)	9.0	2.2	—	11.2
Total assets	530.7	137.8	38.8	707.3

(a)	“Other” includes corporate items and eliminations.

(b)	The salt segment includes $4.1 million of insurance proceeds as discussed below.

(c)	The salt segment includes approximately $0.9 million of expense related to discontinued operations.
   During the first quarter of 2006, the Company received and recorded $4.1 million of business interruption insurance proceeds as a reduction to “cost of sales – products” for the salt segment. The business interruption claim was due to a temporary production interruption at one of the Company’s salt mines in late 2004 that resulted in reduced sales during the first quarter of 2005.

10. Stockholders’ Equity and Equity Instruments:
Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) – “Share-Based Payment” for accounting for its equity compensation awards using the modified prospective transition method. Because the Company had previously recognized compensation expense for the fair value of its stock-based compensation in accordance with SFAS 123 – “Accounting for Stock-Based Compensation”, the adoption of SFAS 123(R) had no impact on the amount of compensation expense recognized in the Consolidated Statements of Operations. However, beginning in 2006, the tax benefits realized upon the exercise of stock options in excess of amounts accrued for book purposes are included as a financing activity in the Consolidated Statements of Cash Flows whereas the excess benefits were included in operating activities in periods prior to 2006. SFAS 123(R) also includes additional disclosure requirements with respect to equity compensation plans beyond those previously required by SFAS 123. The following information should be read in conjunction with the disclosures provided in the consolidated financial statements for the year ended December 31, 2005 included in CMI’s Annual Report on Form 10-K.
In 2006 the Company granted 143,800 options and 32,400 restricted stock units to a limited number of executive officers and other key employees under its 2005 Incentive Award Plan. The Company’s stock price on the day of grant of $25.69 was used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”). The options generally vest ratably over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. Both types of instruments entitle the holders to receive non-forfeitable dividends or other distributions equal to and at the same time as those declared on the Company’s common stock.
To estimate the fair value of options on the day of grant, the Company uses the Black Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The range of estimates and fair values for options granted during the first quarter of 2006 is included in the table below. The weighted average grant date fair value of these options was $7.39.

Range

Fair value of options granted	$4.52 – $8.44
Expected term (years)	2 – 5.75
Expected volatility	24%
Dividend yield(a)	0%
Risk-free rate of return	4.3% – 4.35%

(a)	The assumed dividend yield reflects the non-forfeiting dividend feature.
During the three months ended March 31, 2006, 134,236 options were exercised with a weighted average grant date fair value of $1.40 and a total intrinsic value of $3.2 million. The Company recorded additional tax benefits of $1.2 million from the exercise of these options as additional paid in capital. The Company’s common stock was issued from treasury shares. As of March 31, 2006, the Company had 739,466 options outstanding with an aggregate intrinsic value of $10.0 million, of which 474,047 options with an intrinsic value of $9.6 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of March 31, 2006.
The Company recognizes compensation expense for its share-based awards over the vesting period using the straight-line method. Unrecognized compensation expense totaling approximately $2.2 million is expected to be recognized over a weighted-average period of approximately two years. During the three months ended March 31, 2006, the Company recorded $0.2 million of compensation expense ($0.1 million, net of tax benefit). No amounts have been capitalized.
Other Comprehensive Income
The Company’s comprehensive income is comprised of net earnings, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive income for the three months ended March 31, 2006 are as follows (in millions):

	Balance		Balance
	December 31,	2006	March 31,
	2005	Change	2006

Minimum pension liability	$(3.3)	$—	$(3.3)
Unrealized gain (loss) on cash flow hedges	2.2	(2.0)	0.2
Cumulative foreign currency translation adjustment	42.8	1.2	44.0

Accumulated other comprehensive income	$41.7	$(0.8)	$40.9

The minimum pension liability is adjusted annually during the fourth quarter. With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the components of other comprehensive income are reflected net of applicable income taxes. A net deferred tax benefit of $0.9 million was recorded for the net unrealized loss on cash flow hedges during the three months ended March 31, 2006.
11. Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended
	March 31,
	2006	2005

Numerator:
Net earnings from continuing operations	$28.6	$22.5
Net earnings from discontinued operations	—	0.1

Net earnings	$28.6	$22.6

Denominator:
Weighted average common shares outstanding, shares for basic earnings per share(a)	32,121,621	31,140,713
Weighted average stock options outstanding (b)	253,989	1,182,416

Shares for diluted earnings per share	32,375,610	32,323,129

Basic earnings per share:
Net earnings per share from continuing operations, basic	$0.89	$0.73
Net earnings per share from discontinued operations, basic	—	—

Earnings per share, basic	$0.89	$0.73

Diluted earnings per share:
Net earnings per share from continuing operations, diluted	$0.88	$0.70
Net earnings per share from discontinued operations, diluted	—	—

Earnings per share, diluted	$0.88	$0.70

(a)	Includes the weighted-average number of participating securities outstanding during the period.

(b)	For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted average number of outstanding common shares.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission as updated quarterly on Form 10-Q.
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
Critical Accounting Estimates
Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 24, 2006, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.
Results of Operations
The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
Millions of dollars, except per ton data	2006	2005

Sales by Segment:
Salt sales	$190.2	$229.2
Less: salt shipping and handling	72.1	79.0

Salt product sales	$118.1	$150.2

Specialty potash sales	$27.7	$24.8
Less: specialty potash shipping and handling	4.2	4.0

Specialty potash product sales	$23.5	$20.8

Sales Volumes (thousands of tons)
Highway deicing	3,584	4,861
General trade	541	626
Specialty potash	97	104

Average Sales Price (per ton)
Highway deicing	$37.01	$34.29
General trade	106.34	99.93
Specialty potash	285.39	239.32

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Sales
Sales for the first quarter of 2006 of $217.9 million decreased $36.1 million, or 14% compared to $254.0 million for the same quarter of 2005. Sales include revenues from the sale of our products, or “product sales,” as well as shipping and handling costs incurred to deliver salt and sulfate of potash (“SOP”) products to the customer. Such shipping and handling costs were $76.3 million during the first quarter of 2006, a decrease of $6.7 million compared to the same quarter of 2005. While shipping and handling costs decreased due to lower sales volumes in 2006, as a percentage of sales it increased reflecting higher per unit costs of transportation services due to increased demand for transportation services and increased fuel costs.
Product sales for the first quarter of 2006 of $141.6 million decreased $29.4 million, or 17% compared to $171.0 million for the same period in 2005 reflecting lower 2006 salt sales partially offset by increased sales in our specialty potash fertilizer segment.
Salt product sales for the first quarter of 2006 of $118.1 million decreased $32.1 million, or 21% compared to $150.2 million for the same period in 2005 due primarily to reduced highway deicing sales volumes (approximately $24.8 million) reflecting the relatively mild winter weather in our North American markets as compared to prior year first quarter weather that was more severe than normal. Sales volumes for the general trade product lines also decreased during the first quarter of 2006 compared to 2005 (approximately $8.7 million) also due to the relatively mild first quarter 2006 winter weather resulting in lower consumer deicing product sales. Price increases for both highway deicing and general trade salt product lines and the effect of the strengthening of the Canadian dollar partially offset the reduced sales volumes.
SOP product sales for the first quarter of 2006 of $23.5 million increased $2.7 million, or 13% compared to $20.8 million for the same period in 2005, primarily in the domestic agriculture market due to higher sales prices. SOP sales volumes declined from 2005 levels however, primarily due to the wet weather conditions during the first quarter of 2006 in the western United States.
Gross Profit
Gross profit for the first quarter of 2006 of $65.0 million decreased $6.5 million or 9% compared to $71.5 million in the first quarter of 2005 due primarily to lower salt sales volumes as discussed above. As a percent of total sales however, gross margin increased to 30% from 28% reflecting the price increases in the salt and SOP segments as discussed above and a $4.1 million business interruption insurance recovery received in the first quarter of 2006 which was recorded as a reduction of cost of sales — products. The business interruption claim was due to a temporary production interruption at one of the Company’s salt mines in late 2004 which resulted in unavailable finished goods product inventory during the first quarter of 2005 when winter weather conditions continued to be more severe than normal in certain of the Company’s markets. Inventory levels at some locations in early 2005 were not adequate to meet the incremental demand for deicing salt products.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2006 of $14.2 million decreased $0.8 million, or 5% compared to $15.0 million for the same period in 2005. This decrease primarily reflects lower compensation expense related to variable benefit programs.
Interest Expense
Interest expense for the first quarter of 2006 of $13.5 million decreased $1.5 million compared to $15.0 million for the same period in 2005. Our 2006 overall weighted average interest rate decreased for the first quarter of 2006 compared to 2005 due to the December 2005 refinancing of $323.0 million of our 10% senior subordinated notes with the lower-rate senior secured credit agreement. This decrease was partially offset by the higher principal balances on the discount notes due to interest accretion and the prior year allocation of $0.7 million of interest expense to discontinued operations.
Other (Income) Expense, Net
Other (income) expense, net primarily includes interest income and foreign currency exchange gains and losses. The improvement for the three months ended March 31, 2006 compared to 2005 primarily reflects additional interest income due to a larger cash balance during 2006.
Income Tax Expense
Income tax expense for the three months ended March 31, 2006 decreased to $9.1 million from $18.8 million for the same period in 2005. As discussed in Note 5 to the consolidated financial statements, during the first quarter of 2005 we repatriated funds from a foreign subsidiary which resulted in $5.4 million of additional income tax expense in that period. Excluding the effect of this repatriation, income tax expense in 2006 decreased reflecting the favorable impact of tax planning and a lower level of pretax earnings as compared to 2005.
Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes and non-deductible interest expense.
Liquidity and Capital Resources
Historically, we have used cash generated from operations to meet our working capital needs, fund capital expenditures, pay dividends and make payments on our debt. When we cannot meet our liquidity needs with cash flows from operations due to the seasonality of our business, we borrow under our revolving credit facility. We expect that ongoing cash requirements will be funded from our operations or available borrowing facilities. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
Cash and cash equivalents of $100.8 million as of March 31, 2006 increased $53.7 million over December 31, 2005 reflecting the seasonal nature of the business as the winter season sales late in the fourth quarter of 2005 and early 2006 were collected in the first quarter of 2006.
During the three months ended March 31, 2006, cash flows from operations were $112.6 million. We used those cash flows to fund capital expenditures of $9.3 million, pay $9.8 million of dividends to the holders of our common stock, repay the $31.0 million balance of our revolving credit facility and voluntarily make a $10.0 million early principal payment on our term loan.
As of March 31, 2006, we had $581.2 million of principal indebtedness including $2.0 million of senior subordinated notes, $100.2 million of senior discount notes with a face value of $123.5 million, $139.8 million of senior subordinated discount notes with a face value of $179.6 million and $339.2 million of term loan under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million. No amounts were borrowed under our revolving credit facility as of March 31, 2006. As of March 31, 2006, borrowing availability under our revolving credit facility was reduced by $10.9 million of letters of credit, leaving an available balance of approximately $114.1 million. As of March 31, 2006, we are in compliance with all conditions and covenants related to these borrowings.
Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, our operations are conducted through our subsidiaries. Our senior secured credit agreement is collateralized by substantially all of the operating assets of our subsidiaries. Our subsidiaries have not guaranteed and have no legal obligation to make funds available to us for payment on our senior subordinated notes or discount notes (“Notes”) or to pay dividends on our capital stock. Accordingly, our ability to make payments on our Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. The terms of our senior secured credit agreement limit the transferability of assets and the amount of dividends that our subsidiaries can distribute to us. The terms also restrict our subsidiaries from paying dividends to us in order to fund cash interest on our discount notes if we do not comply with the provisions relating to the adjusted total leverage ratio and consolidated fixed charge coverage ratio, or if a default or event of default has occurred and is continuing under our senior secured credit agreement. In addition, we cannot assure you that we will maintain these ratios. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on our Notes when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our Notes on or before maturity and we cannot assure you that we will be able to refinance any of it on commercially reasonable terms or at all.
For the Three Months Ended March 31, 2006 and 2005
Net cash flows provided by operating activities for the three months ended March 31, 2006 and 2005 were $112.6 million and $90.6 million, respectively. Of these amounts, $70.8 million and $38.9 million for 2006 and 2005, respectively, were generated by working capital reductions. The primary working capital reductions for 2006 and 2005 were decreases in receivables of $97.3 million and $31.3 million, respectively, and decreases in inventories of $2.3 million and $36.9 million, respectively. These reductions were partially offset by decreases in accounts payable and accrued expenses in 2006 and 2005 of $28.8 million and $29.3 million, respectively. Relative to 2005, the lower sales volumes during the first quarter of 2006 resulted in lower receivable balances and higher inventory levels at March 31, 2006. These working capital changes are indicative of the seasonal nature of highway deicing product line sales.
Net cash flows used by investing activities for the three months ended March 31, 2006 and 2005, of $10.3 million and $4.2 million, respectively, were primarily related to capital expenditures. The 2006 capital expenditures include $5.1 million of expenditures to expand our magnesium chloride facilities and replace an existing underground rock salt mill in Canada. The Company expects additional spending of approximately $8 million to complete these projects by mid-year 2006. The remaining capital expenditures were primarily for routine maintenance and replacements at our North American facilities.
Financing activities in the 2006 three-month period used $50.4 million primarily to make $9.8 million of dividend payments and $41.9 million of payments to reduce the amount of debt outstanding. During 2006, we repaid $31.0 million of borrowings under our revolving credit facility and voluntarily made an early principal repayment of $10.0 million to reduce the balance of our term loan. As discussed below, beginning in 2006 the excess tax benefits realized from the exercise of stock options are classified as source of funds from financing activities. During 2005 these benefits were presented as operating cash flows. Net cash flow used in financing activities during 2005 was $29.0 million, primarily for a $10.0 million early principal repayment under our term loan, $11.0 million to pay down our revolving credit facility, and $8.6 million of dividends.
Recent Accounting Pronouncements
Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) – “Share-Based Payment” for accounting for its equity compensation awards using the modified prospective transition method.

Because the Company had previously recognized compensation expense for the fair value of its stock-based compensation in accordance with SFAS 123, the adoption of SFAS 123(R) had no impact on the amount of compensation expense recognized in the Consolidated Statements of Operations. However, beginning in 2006, the tax benefits realized upon the exercise of stock options in excess of amounts accrued for book purposes have been included as a financing activity in the Consolidated Statements of Cash Flows whereas the excess benefits were included in operating activities in prior years. See Note 10 to the Consolidated Financial Statements for further discussion of the Company’s equity compensation awards.
Subsequent Event — Mine Employee Strike
The Communications, Energy and Paperworkers Union Local 16-O called a strike on April 14, 2006 at our salt mine in Goderich, Ontario, temporarily suspending production. The union represents approximately 350 employees at the mine. While we manage our inventory by temporarily eliminating shifts from time to time, an extended strike could adversely affect inventory levels at certain locations. This could impede our ability to meet the needs of customers in those markets which could have a material adverse affect on our results of operations and cash flows. However, at the time of this filing, we believe this strike will not have a material impact on our 2006 results of operations or cash flows.
Effects of Currency Fluctuations
We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. Exchange rates between those currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments and an interest rate swap agreement, and may take further actions to mitigate our exposure to other risks. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2005.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
Changes in Internal Control Over Financial Reporting — There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.     Legal Proceedings
The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2006 with respect to legal proceedings.
Item 1A.    Risk Factors
There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2005.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.     Defaults upon Senior Securities
None.
Item 4.     Submission of Matters to a Vote of Security Holders
None.
Item 5.     Other Information
Not applicable.
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

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 2, 2006	/s/ MICHAEL E. DUCEY

Michael E. Ducey
President and Chief Executive Officer

Date: May 2, 2006	/s/ RODNEY L. UNDERDOWN

Rodney L. Underdown
Vice President, Chief Financial Officer and Secretary