Form 10-Q
period 2006-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2006-07-31
CIK 1227654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 24, 2006 was 32,019,534 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$58.1	$47.1
Receivables, less allowance for doubtful accounts of $1.6 in 2006 and $1.7 in 2005	57.6	183.0
Inventories	106.2	81.5
Deferred income taxes, net	12.7	12.7
Other	7.1	10.1

Total current assets	241.7	334.4
Property, plant and equipment, net	367.2	366.1
Intangible assets, net	22.0	22.5
Other	33.1	27.3

Total assets	$664.0	$750.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3.3	$3.5
Accounts payable	48.7	88.3
Accrued expenses	8.4	17.5
Accrued salaries and wages	12.4	21.4
Income taxes payable	7.7	7.8
Accrued interest	0.3	0.9

Total current liabilities	80.8	139.4
Long-term debt, net of current portion	574.3	612.4
Deferred income taxes, net	30.2	43.7
Other noncurrent liabilities	41.7	33.9
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	0.4	1.0
Treasury stock, at cost - 3,347,730 shares at June 30, 2006 and 3,532,940 shares at December 31, 2005	(6.4)	(6.7)
Accumulated deficit	(106.0)	(115.5)
Accumulated other comprehensive income	48.6	41.7

Total stockholders’ equity (deficit)	(63.0)	(79.1)

Total liabilities and stockholders’ equity (deficit)	$664.0	$750.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	$108.1	$97.7	$326.0	$351.7

Shipping and handling cost	31.2	25.5	107.5	108.5
Product cost	56.9	51.1	133.5	150.6

Gross profit	20.0	21.1	85.0	92.6

Selling, general and administrative expenses	12.8	12.5	27.0	27.5

Operating earnings	7.2	8.6	58.0	65.1

Other (income) expense:
Interest expense	13.1	15.3	26.6	30.3
Other, net	(1.6)	0.8	(2.0)	1.0

Earnings (loss) from continuing operations before income taxes	(4.3)	(7.5)	33.4	33.8
Income tax expense (benefit)	(2.2)	(7.3)	6.9	11.5

Net earnings (loss) from continuing operations	(2.1)	(0.2)	26.5	22.3
Net loss from discontinued operations, net of tax benefit of $0.3 and $0.3 in 2005	—	(0.5)	—	(0.4)

Net earnings (loss)	$(2.1)	$(0.7)	$26.5	$21.9

Basic net earnings (loss) per share:
Continuing operations	$(0.07)	$(0.01)	$0.82	$0.71
Discontinued operations	—	(0.02)	—	(0.01)

Basic net earnings (loss) per share	$(0.07)	$(0.03)	$0.82	$0.70

Basic weighted-average shares outstanding	32,011,226	31,430,900	32,225,501	31,285,807

Diluted net earnings (loss) per share:
Continuing operations	$(0.07)	$(0.01)	$0.82	$0.69
Discontinued operations	—	(0.02)	—	(0.01)

Diluted net earnings (loss) per share	$(0.07)	$(0.03)	$0.82	$0.68

Diluted weighted-average shares outstanding	32,011,226	31,430,900	32,499,975	31,966,910

Cash dividends per share	$0.305	$0.275	$0.61	$0.55

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the six months ended June 30, 2006
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2005	$0.4	$1.0	$(6.7)	$(115.5)	$41.7	$(79.1)
Dividends on common stock		(2.7)		(17.0)		(19.7)
Stock options exercised		1.6	0.3			1.9
Stock-based compensation		0.5				0.5
Comprehensive income:
Net earnings				26.5		26.5
Unrealized loss on cash flow hedges					(1.0)	(1.0)
Foreign currency translation adjustments					7.9	7.9

Total comprehensive income						33.4

Balance, June 30, 2006	$0.4	$0.4	$(6.4)	$(106.0)	$48.6	$(63.0)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$26.5	$21.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	20.3	21.5
Finance fee amortization	0.7	1.2
Accreted interest	14.3	12.7
Deferred income taxes	(12.1)	(3.9)
Excess tax benefits from stock option exercises	—	4.6
Changes in operating assets and liabilities:
Receivables	127.3	82.2
Inventories	(23.7)	4.2
Other assets	3.3	(0.6)
Accounts payable and accrued expenses	(63.1)	(42.0)
Other noncurrent liabilities	1.2	1.8
Other, net	0.7	(0.2)

Net cash provided by operating activities	95.4	103.4

Cash flows from investing activities:
Capital expenditures	(15.9)	(9.8)
Other, net	(2.1)	(0.3)

Net cash used in investing activities	(18.0)	(10.1)

Cash flows from financing activities:
Principal payments on long-term debt	(21.7)	(20.2)
Revolver activity	(31.0)	(11.0)
Dividends paid	(19.7)	(17.2)
Proceeds received from stock option exercises	0.3	0.9
Excess tax benefits from stock option exercises	1.6	—
Other, net	(0.1)	—

Net cash used in financing activities	(70.6)	(47.5)

Effect of exchange rate changes on cash and cash equivalents	4.2	—

Net change in cash and cash equivalents	11.0	45.8
Cash and cash equivalents, beginning of the year	47.1	9.7

Cash and cash equivalents, end of period	$58.1	$55.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$12.0	$17.5
Income taxes paid, net of refunds	16.2	16.6
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies and Basis of Presentation:
Compass Minerals International, Inc. (“CMP” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt and sulfate of potash (“SOP”). CMP serves a variety of markets, including highway deicing, agriculture, food processing, chemical processing and water conditioning. The consolidated financial statements include the accounts of CMP and its wholly owned subsidiary, Compass Minerals Group, Inc. (“CMG”), and the consolidated results of CMG’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2005 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.
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
Discontinued Operations — On December 30, 2005, CMP sold its evaporated salt business in the U.K. Accordingly, the results of operations from this business have been reclassified to discontinued operations in the Consolidated Statements of Operations and related notes for the three and six months ended June 30, 2005.
Recent Accounting Pronouncement — During the second quarter of 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes” (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 — “Accounting for Income Taxes” by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. Management is in the process of evaluating the effects of this guidance which is effective for fiscal years beginning after December 15, 2006.
2. Inventories:
Inventories consist of the following (in millions):

	June 30,	December 31,
	2006	2005

Finished goods	$89.9	$67.7
Raw materials and supplies	16.3	13.8

Total inventories	$106.2	$81.5

3. Property, Plant and Equipment, Net:
Property, plant and equipment, net consists of the following (in millions):

	June 30,	December 31,
	2006	2005

Land and buildings	$135.0	$137.6
Machinery and equipment	412.2	403.8
Furniture and fixtures	13.4	13.3
Mineral interests	179.5	178.0
Construction in progress	25.2	12.6

	765.3	745.3
Less accumulated depreciation and depletion	(398.1)	(379.2)

Net property, plant and equipment	$367.2	$366.1

4. Intangible Assets, Net:
Intangible assets consist of rights to produce SOP and a customer list acquired in connection with the purchase of an SOP marketing business. The accumulated amortization of intangible assets at June 30, 2006 and December 31, 2005 was $2.8 million and $2.3 million, respectively. Amortization expense during the three and six month periods was $0.3 million and $0.5 million, respectively, for both 2006 and 2005.
5. Income Taxes:
The Company recorded income tax benefits of $2.2 million and $7.3 million for the three months ended June 30, 2006 and 2005, respectively, and income tax expense of $6.9 million and $11.5 million for the six months ended June 30, 2006 and 2005, respectively. During the second quarter of 2006, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals. During the second quarter of 2005, the Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities causing management to change certain tax estimates and reverse previously recorded income tax reserves of $5.9 million, partially offset by other tax adjustments of $1.1 million ($0.15 per basic and diluted common share), related to matters previously determined to have an uncertain outcome. For the 2005 six-month period, this benefit was partially offset by $5.4 million of income tax expense resulting from a repatriation of funds. During the first quarter of 2005, the Company’s U.K. subsidiary made a one-time repayment of a pound-sterling-denominated loan to a U.S. subsidiary which resulted in a foreign exchange gain for tax purposes only. For financial reporting purposes, the unrealized foreign exchange gain is a component of accumulated other comprehensive income in stockholders’ equity and had not been recognized in the consolidated statements of operations.
The Company recorded income tax benefits of $2.2 million and $7.3 million for the three months ended June 30, 2006 and 2005, respectively, and income tax expense of $6.9 million and $11.5 million for the six months ended June 30, 2006 and 2005, respectively. During the second quarter of 2006, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals. During the second quarter of 2005, the Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities causing management to change certain tax estimates and reverse previously recorded income tax reserves of $5.9 million, partially offset by other tax adjustments of $1.1 million ($0.15 per basic and diluted common share), related to matters previously determined to have an uncertain outcome. For the 2005 six-month period, this benefit was partially offset by $5.4 million of income tax expense resulting from a repatriation of funds. During the first quarter of 2005, the Company’s U.K. subsidiary made a one-time repayment of a pound-sterling-denominated loan to a U.S. subsidiary which resulted in a foreign exchange gain for tax purposes only. For financial reporting purposes, the unrealized foreign exchange gain is a component of accumulated other comprehensive income in stockholders’ equity and had not been recognized in the consolidated statements of operations.
In addition to the specific tax items discussed above, the Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes and interest expense recognition differences for book and tax purposes.
At June 30, 2006, the Company had approximately $70.3 million of NOLs expiring between 2006 and 2022. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized. As of June 30, 2006 and December 31, 2005, the Company’s valuation allowance was $10.4 million. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6. Long-term Debt:
Long-term debt consists of the following (in millions):

	June 30,	December 31,
	2006	2005

10% Senior Subordinated Notes due 2011	$2.0	$2.0
12 3/4% Senior Discount Notes due 2012	103.3	97.1
12% Senior Subordinated Discount Notes due 2013	143.9	135.8
Term Loan due 2012	328.4	350.0
Revolving Credit Facility due 2010	—	31.0

	577.6	615.9
Less current portion	(3.3)	(3.5)

Long-term debt, net of current portion	$574.3	$612.4

7. Pension Plans:
The components of net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost for benefits earned during the year	$0.2	$0.4	$0.4	$0.7
Interest cost on projected benefit obligation	0.9	0.9	1.8	1.8
Return on plan assets	(1.1)	(0.9)	(2.1)	(1.8)
Net amortization and deferral	0.2	0.2	0.2	0.4

Net pension expense	$0.2	$0.6	$0.3	$1.1

During 2006 the Company made $4.5 million of contributions to its plans including a special contribution of approximately $4.0 million in the first quarter to fund the portion of the U.K. plan for benefits earned and expected to be paid to former employees of the evaporated salt business that was sold in December 2005.
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

9. Operating Segments:
     Segment information is as follows (in millions):

	Three Months Ended June 30, 2006
	Salt	Potash	Other (a)	Total

Sales to external customers	$80.4	$27.7	$—	$108.1
Intersegment sales	—	3.1	(3.1)	—
Shipping and handling cost	27.5	3.7	—	31.2
Operating earnings (loss)(b)	4.8	8.3	(5.9)	7.2
Depreciation, depletion and amortization	8.1	2.1	—	10.2
Total assets	479.9	147.5	36.6	664.0

	Three Months Ended June 30, 2005
	Salt	Potash	Other (a)	Total

Sales to external customers	$70.4	$27.3	$—	$97.7
Intersegment sales	—	2.8	(2.8)	—
Shipping and handling cost	21.5	4.0	—	25.5
Operating earnings (loss)	5.0	9.0	(5.4)	8.6
Depreciation, depletion and amortization(c)	8.2	2.1	—	10.3
Total assets	496.6	133.6	36.5	666.7

	Six Months Ended June 30, 2006
	Salt	Potash	Other (a)	Total

Sales to external customers	$270.6	$55.4	$—	$326.0
Intersegment sales	—	5.6	(5.6)	—
Shipping and handling cost	99.6	7.9	—	107.5
Operating earnings (loss)(b)	54.1	16.2	(12.3)	58.0
Depreciation, depletion and amortization	16.1	4.2	—	20.3

	Six Months Ended June 30, 2005
	Salt	Potash	Other (a)	Total

Sales to external customers	$299.6	$52.1	$—	$351.7
Intersegment sales	—	4.8	(4.8)	—
Shipping and handling cost	100.5	8.0	—	108.5
Operating earnings (loss)	62.7	14.1	(11.7)	65.1
Depreciation, depletion and amortization(c)	17.2	4.3	—	21.5

(a)	“Other” includes corporate items and eliminations.

(b)	The salt segment includes $1.0 million and $5.1 million of insurance proceeds for the three and six months ended June 30, 2006, respectively, as discussed below.

(c)	The salt segment includes approximately $0.9 million and $1.8 million of expense related to discontinued operations for the three and six months ended June 30, 2005, respectively.
During the second quarter of 2006, the Company completed negotiations of a settlement with its insurers and recognized as a reduction to product cost for the salt segment the final $1.0 million of proceeds from the business interruption insurance recovery. The recovery recorded during the six months ended June 30, 2006 totaled $5.1 million. The business interruption claim was due to a temporary production interruption at the Goderich mine in late 2004 that resulted in reduced sales during the first quarter of 2005.
10. Stockholders’ Equity and Equity Instruments:
Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) – “Share-Based Payment” for accounting for its equity compensation awards using the modified prospective transition method. Because the Company had previously recognized compensation expense for the fair value of its stock-based compensation in accordance with SFAS 123 – “Accounting for Stock-Based Compensation”, the adoption of SFAS 123(R) had no impact on the amount of compensation expense recognized in the Consolidated Statements of Operations. However, beginning in 2006, the tax benefits realized upon the exercise of stock options in excess of amounts accrued for book purposes are included as a financing activity in the Consolidated Statements of Cash Flows whereas the excess tax benefits were included in operating activities in periods prior to 2006. SFAS 123(R) also includes additional disclosure requirements with respect to equity compensation plans beyond those previously required by SFAS 123. The following information should be read in conjunction with the disclosures provided in the consolidated financial statements for the year ended December 31, 2005 included in CMP’s Annual Report on Form 10-K.
The Company grants options and restricted stock units to a limited number of executive officers and other key employees under its 2005 Incentive Award Plan. The Company’s stock price on the day of grant is used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”). The options generally vest ratably over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. Both types of instruments entitle the holders to receive non-forfeitable dividends or other distributions equal to and at the same time as those declared on the Company’s common stock.
During the six months ended June 30, 2006, the Company granted to employees 57,400 RSUs with a weighted average grant-date fair value of $26.05. As of June 30, 2006, there were 71,400 RSUs outstanding with a weighted average grant-date fair value of $25.55.
During 2006 the Company also granted 243,800 stock options to employees. To estimate the fair value of options on the day of grant, the Company uses the Black Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The range of estimates and fair values for options granted during 2006 is included in the table below. The weighted average grant date fair value of these options was $8.47.

Range

Fair value of options granted	$4.52 - $10.02
Exercise price	$25.69 - $26.52
Expected term (years)	2 - 6.5
Expected volatility	24%
Dividend yield(a)	0%
Risk-free rate of return	4.3% - 5.05%

(a)	The assumed dividend yield reflects the non-forfeiting dividend feature.
The following table provides a summary of stock option activity during 2006.

	Stock Options
	Number of	Weighted-
	Options	Average
	Outstanding	Exercise price

Outstanding at December 31, 2005	757,901	$7.60
Granted	243,800	26.03
Exercised	(182,390)	1.41

Outstanding at June 30, 2006	819,311	$14.47

The intrinsic value of stock options exercised during the six months ended June 30, 2006 totaled approximately $4.3 million. The Company recorded additional tax benefits of $1.6 million from the exercise of these options as additional paid in capital. The Company’s common stock was issued from treasury shares. As of June 30, 2006, the intrinsic value of options outstanding aggregated approximately $8.6 million, of which 425,893 options with an intrinsic value of $8.5 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of June 30, 2006.
The Company recognizes compensation expense for its share-based awards over the vesting period using the straight-line method. Unrecognized compensation expense totaling approximately $3.6 million is expected to be recognized over a weighted-average period of approximately two years. During the six months ended June 30, 2006, the Company recorded $0.4 million of compensation expense related to share-based awards ($0.3 million, net of tax benefit). No amounts have been capitalized.
Other Comprehensive Income
The Company’s comprehensive income is comprised of net earnings, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments. The components of comprehensive income for the three and six months ended June 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net earnings (loss)	$(2.1)	$(0.7)	$26.5	$21.9
Unrealized gain (loss) on cash flow hedges	1.0	(1.1)	(1.0)	1.0
Cumulative translation adjustments	6.7	(3.0)	7.9	(4.3)

Total comprehensive income (loss)	$5.6	$(4.8)	$33.4	$18.6

The components of accumulated other comprehensive income as of June 30, 2006 are provided below.

	Balance		Balance
	December 31,	2006	June 30,
	2005	Change	2006

Minimum pension liability	$(3.3)	$—	$(3.3)
Unrealized gain (loss) on cash flow hedges	2.2	(1.0)	1.2
Cumulative foreign currency translation adjustment	42.8	7.9	50.7

Accumulated other comprehensive income	$41.7	$6.9	$48.6

The minimum pension liability is adjusted annually during the fourth quarter. With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the components of other comprehensive income are reflected net of applicable income taxes. A net deferred tax benefit of $0.6 million was recorded for the net unrealized loss on cash flow hedges during the six months ended June 30, 2006.
11. Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator:
Net earnings (loss) from continuing operations	$(2.1)	$(0.2)	$26.5	$22.3
Net loss from discontinued operations	—	(0.5)	—	(0.4)

Net earnings (loss)	$(2.1)	$(0.7)	$26.5	$21.9

Denominator:
Weighted average common shares outstanding, shares for basic earnings per share(a)	32,011,226	31,430,900	32,225,501	31,285,807
Weighted average stock options outstanding (b)	—	—	274,474	681,103

Shares for diluted earnings per share	32,011,226	31,430,900	32,499,975	31,966,910

Basic earnings (loss) per share:
Net earnings (loss) per share from continuing operations, basic	$(0.07)	$(0.01)	$0.82	$0.71
Net loss per share from discontinued operations, basic	—	(0.02)	—	(0.01)

Earnings (loss) per share, basic	$(0.07)	$(0.03)	$0.82	$0.70

Diluted earnings (loss) per share:
Net earnings (loss) per share from continuing operations, diluted	$(0.07)	$(0.01)	$0.82	$0.69
Net loss per share from discontinued operations, diluted	—	(0.02)	—	(0.01)

Earnings (loss) per share, diluted	$(0.07)	$(0.03)	$0.82	$0.68

(a)	Includes the weighted-average number of participating securities outstanding during the period unless securities are anti-dilutive.

(b)	For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted average number of outstanding common shares.

Share-based awards relative to 1,192,411 and 1,030,133 shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted earning (loss) per share for each respective quarter because they were anti-dilutive.
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
Unless the context requires otherwise, references in this quarterly report to the “Company,” “Compass,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. and its consolidated subsidiaries.
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
Results of Operations
Deicing salt products, used by highway deicing and general trade customers, constitute a significant portion of the Company’s salt sales. Those sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather. Due to the relative low cost of salt, transportation costs constitute a relatively large portion of the cost of our delivered product.
Our sulfate of potash (SOP) product is used in the production of specialty fertilizers for high-value crops and turf. Agricultural activities are also affected by weather conditions, primarily in the western and southeastern portions of the United States where the crops and soil conditions favor SOP.
The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following table provides a summary of sales information of the three and six months ended June 30, 2006 compared to the same periods of 2005. This table and the following discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except per ton data	2006	2005	2006	2005

Sales by Segment:
Salt sales	$80.4	$70.4	$270.6	$299.6
Less: salt shipping and handling	27.5	21.5	99.6	100.5

Salt product sales	$52.9	$48.9	$171.0	$199.1

Specialty potash sales	$27.7	$27.3	$55.4	$52.1
Less: specialty potash shipping and handling	3.7	4.0	7.9	8.0

Specialty potash product sales	$24.0	$23.3	$47.5	$44.1

Sales Volumes (thousands of tons)
Highway deicing	833	963	4,418	5,824
General trade	519	510	1,060	1,137
Specialty potash	95	104	192	208

Average Sales Price (per ton)
Highway deicing	$29.50	$23.30	$35.59	$32.47
General trade	107.66	94.09	106.99	97.29
Specialty potash	292.61	260.89	288.95	250.13

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Sales
Sales for the second quarter of 2006 of $108.1 million increased $10.4 million, or 11% compared to $97.7 million for the same quarter of 2005. Sales include revenues from the sale of our products, or “product sales,” as well as shipping and handling costs incurred to deliver salt and sulfate of potash (“SOP”) products to the customer. Such shipping and handling costs were $31.2 million during the first quarter of 2006, an increase of $5.7 million compared to the same quarter of 2005. Shipping and handling costs increased despite the lower sales volumes in 2006, reflecting higher per unit costs of transportation services due to increased demand for transportation services and increased fuel costs.
Product sales for the second quarter of 2006 of $76.9 million increased $4.7 million, or 7% compared to $72.2 million for the same period in 2005 reflecting increases in both the salt and specialty potash fertilizer segments.
Salt product sales for the second quarter of 2006 of $52.9 million increased $4.0 million, or 8% compared to $48.9 million for the same period in 2005 due to price increases in the general trade and highway deicing product lines. Price increases improved sales by approximately $4.5 million compared to the second quarter of 2005 though these increases were partially offset by lower sales volumes (approximately $1.7 million) in 2006. North American highway deicing sales volumes in the second quarter of 2006 fell by approximately 138,000 tons compared to the same period of 2005 due primarily to the eight-week strike at our Goderich mine which depleted inventory volumes resulting in lower sales to our chemical customers. As a portion of our salt sales are denominated in Canadian dollars, the strengthening of the Canadian dollar relative to the U.S. dollar also increased sales by approximately $1.2 million.
SOP product sales for the second quarter of 2006 of $24.0 million increased $0.7 million, or 3% compared to $23.3 million for the same period in 2005. Higher sales prices contributed $3.3 million of additional sales over the same quarter of 2005. SOP sales volumes declined from 2005 levels however, partially offsetting the price improvement by approximately $2.3 million due in part to the prolonged wet weather conditions during the spring season in the western United States.
Gross Profit
Gross profit for the second quarter of 2006 of $20.0 million decreased $1.1 million or 5% compared to $21.1 million in the second quarter of 2005. The lower gross profit for the quarter is primarily due to the lower sales volumes as discussed above, higher transportation costs, the impact of the strike at our Goderich mine and higher production costs, principally due to natural gas and increased raw material costs for SOP. While we believe our annual production level will be within a normal range, management estimates the impact of the reduced production and incremental costs caused by the Goderich mine strike reduced gross profit by approximately $3 million to $4 million during the second quarter of 2006 when compared to its planned production spending and volumes during that period. The unfavorable impact of the strike was partially offset by a final settlement of a business interruption insurance claim of $1.0 million recorded in the second quarter of 2006 as a reduction to product cost. The business interruption claim was due to a temporary production interruption at the Goderich mine in late

2004 which resulted in unavailable finished goods product inventory during the first quarter of 2005 when winter weather conditions continued to be more severe than normal in certain of the Company’s markets. Inventory levels at some locations in early 2005 were not adequate to meet the incremental demand for deicing salt products. As a result of these items, gross profit as a percent of sales decreased to 18% compared to 22% despite the sales price increases discussed above.
Interest Expense
Interest expense for the second quarter of 2006 of $13.1 million decreased $2.2 million compared to $15.3 million for the same period in 2005. Our 2006 overall weighted average interest rate decreased for the second quarter of 2006 compared to 2005 due to the December 2005 refinancing of $323.0 million of our 10% senior subordinated notes with the lower-rate senior secured credit agreement. This decrease was partially offset by the higher principal balances on the discount notes due to interest accretion, and the prior year allocation of $0.6 million of interest expense to discontinued operations.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended June 30, 2006 improved $2.4 million compared to the same quarter of 2005 primarily reflecting foreign currency exchange gains in 2006 compared to losses during the same period of 2005 and higher interest income on cash equivalents during 2006.
Income Tax Expense (Benefit)
Income tax benefit of $2.2 million for the three months ended June 30, 2006 decreased from $7.3 million for the same period in 2005. During the second quarter of 2006, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals. During the second quarter of 2005, the Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities causing management to change certain tax estimates and reverse previously recorded income tax reserves of $5.9 million, partially offset by other tax adjustments of $1.1 million ($0.15 per basic and diluted common share), related to matters previously determined to have an uncertain outcome. Excluding the effect of this repatriation, income tax expense in 2006 decreased reflecting the favorable impact of tax planning and a lower level of pretax earnings as compared to 2005.
Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes and interest expense recognition differences for book and tax purposes.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Sales
Sales for the six months ended June 30, 2006 of $326.0 million decreased $25.7 million, or 7% compared to $351.7 million for the six months ended June 30, 2005. Sales include revenues from the sale of our products, or “product sales,” as well as shipping and handling costs incurred to deliver salt and SOP products to the customer. Such shipping and handling costs were $107.5 million during six months of 2006, a decrease of $1.0 million compared to $108.5 million for the same 2005 period. The decrease in shipping and handling-related costs for 2006 is due to the reduced volume of products sold as compared to 2005, although this was mostly offset by the higher per unit costs of transportation services due to increased demand for transportation services and increased fuel costs.
Product sales for the six months ended June 30, 2006 of $218.5 million decreased $24.7 million, or 10% compared to $243.2 million for the same period in 2005 reflecting a decrease in the salt segment partially offset by an increase in the SOP segment.
Salt product sales of $171.0 million for six months of 2006 decreased $28.1 million or 14% compared to $199.1 million in 2005. During 2006, we sold approximately 1,483,000 fewer tons of salt than in 2005, reducing sales by approximately $36.7 million, primarily due to the milder than normal winter weather in the first quarter of 2006 compared to the more severe than normal weather of 2005. The decline in sales volume was also due to the eight-week strike at our Goderich mine which depleted inventory levels resulting in lower sales to our chemical customers. Additionally, salt sales in 2005 reflect advance purchases by our North American customers in anticipation of later price increases. Partially offsetting this 2006 volume decrease, our salt product sales reflect higher average sales prices which improved sales by approximately $6.1 million. The change in foreign currency exchange rates, primarily the strengthening of the Canadian dollar, also improved sales by approximately $2.3 million.
Specialty potash fertilizer product sales of $47.5 million for the six months ended June 30, 2006 increased $3.4 million over $44.1 million during the same period in 2005 despite fewer tons sold, reflecting an increase in sales price which improved sales by approximately $6.8 million. The lower sales volumes primarily reflect reduced domestic agricultural sales, due in part to the prolonged wet weather conditions during the 2006 spring season in the western United States.

Gross Profit
Gross profit for the six months ended June 30, 2006 of $85.0 million decreased $7.6 million, or 8% compared to $92.6 million for the same period in 2005, though as a percentage of sales gross margin remained consistent with 2005 at 26% due to the price increases discussed above. The decrease in gross profit is primarily due to the lower sales volumes as discussed above ($20.1 million), higher transportation costs, the impact of our strike at the Goderich mine and higher production costs, principally due to natural gas and increased raw material costs for SOP. While we believe our annual production level will be within a normal range, management estimates the impact of the reduced production and incremental costs caused by the strike reduced gross profit by approximately $3 million to $4 million during the second quarter of 2006 when compared to planned production spending and volumes during that period. These reductions in gross margin were partially offset by a $5.1 million business interruption insurance recovery recorded as a reduction to product cost. The business interruption claim was due to a temporary production interruption at the Goderich mine in late 2004 which resulted in unavailable finished goods product inventory during the first quarter of 2005 when winter weather conditions continued to be more severe than normal in certain of the Company’s markets. Inventory levels at some locations in early 2005 were not adequate to meet the incremental demand for deicing salt products. The strengthening of the Canadian dollar relative to the U.S. dollar also improved gross margin by approximately $1.7 million.
Interest Expense
Interest expense for the six months ended June 30, 2006 of $26.6 million decreased $3.7 million compared to $30.3 million for the same period in 2005. Our 2006 overall weighted average interest rate decreased compared to 2005 due to the December 2005 refinancing of $323.0 million of our 10% senior subordinated notes with the lower-rate senior secured credit agreement. This decrease was partially offset by the higher principal balances on the discount notes due to interest accretion and the prior year allocation of $1.3 million of interest expense to discontinued operations.
Other (Income) Expense, Net
Other income, net for the six months ended June 30, 2006 increased over the other net expenses for the same period of 2005 primarily due to foreign exchange gains in 2006 compared to losses in 2005 and increased interest income. The increased interest income reflects the higher average balance of cash and cash equivalents during 2006.
Income Tax Expense (Benefit)
Income tax expense of $6.9 million for the six months ended June 30, 2006 decreased $4.6 million from $11.5 million for the same period in 2005. During the second quarter of 2006, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals. During the six months ended June 30, 2005, the Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities causing management to change certain tax estimates and reverse previously recorded income tax reserves of $5.9 million, partially offset by other tax adjustments of $1.1 million ($0.15 per basic and diluted common share), related to matters previously determined to have an uncertain outcome. This benefit was partially offset by $5.4 million of income tax expense resulting from a repatriation of funds. During the first quarter of 2005, the Company’s U.K. subsidiary made a one-time repayment of a pound-sterling-denominated loan to a U.S. subsidiary which resulted in a foreign exchange gain for tax purposes only. For financial reporting purposes, the unrealized foreign exchange gain is a component of accumulated other comprehensive income in stockholders’ equity and has not been recognized in the consolidated statements of operations.
Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, and interest expense recognition differences for book and tax purposes.
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
During the six months ended June 30, 2006, cash flows from operations were $95.4 million. We used a portion of those cash flows to fund capital expenditures of $15.9 million, pay $19.7 million of dividends to the holders of our common stock, repay the $31.0 million balance of our revolving credit facility and voluntarily make $20.0 million of early principal payments on our term loan.
As of June 30, 2006, we had $577.6 million of principal indebtedness including $2.0 million of senior subordinated notes, $103.3 million of senior discount notes with a face value of $123.5 million, $143.9 million of senior subordinated discount notes with a face value of $179.6 million and $328.4 million of term loan under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million. No amounts were borrowed under our revolving credit facility as of June 30, 2006 and we had cash on hand totaling $58.1 million. As of June 30, 2006, borrowing availability under our revolving credit facility was reduced by $10.1 million of letters of credit, leaving an available balance of approximately $114.9 million. As of June 30, 2006, we are in compliance with all conditions and covenants related to these borrowings.
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
For the Six Months Ended June 30, 2006 and 2005
Net cash flows provided by operating activities for the six months ended June 30, 2006 and 2005 were $95.4 million and $103.4 million, respectively. Of these amounts, $40.5 million and $44.4 million for 2006 and 2005, respectively, were generated by net working capital reductions. In 2006, the decrease in receivables of $127.3 million was partially offset by increased inventory ($23.7 million) and reductions of accounts payable and accrued expenses ($63.1 million). During 2005, working capital was generated through reductions in receivables and inventory of $82.2 million and $4.2 million, respectively, partially offset by a reduction of $42.0 million in payables and accrued expenses. These net working capital reductions are indicative of the seasonal nature of our highway deicing product line sales.
Net cash flows used by investing activities for the six months ended June 30, 2006 and 2005, of $18.0 million and $10.1 million, respectively, were primarily related to capital expenditures. The 2006 capital expenditures include $8.7 million of expenditures to expand our magnesium chloride facilities and replace an existing underground rock salt mill in Canada. The Company expects additional spending of approximately $4.8 million to complete these projects with approximately $4 million expected during the last half of 2006. The magnesium chloride facilities are expected to be placed in service by the end of the third quarter while the mill replacement is currently projected for early 2007. The remaining capital expenditures were primarily for routine maintenance and replacements at our North American facilities.
In July 2006, we announced plans to increase our rock salt production capacity at our Goderich mine by approximately 750,000 tons by 2008. This expansion, consisting primarily of new equipment, will begin immediately and is expected to cost approximately $11 million, with approximately $3 million to be spent in 2006.
Financing activities in the 2006 six-month period used $70.6 million, consisting primarily of $19.7 million of dividend payments and $52.7 million of payments to reduce our outstanding debt. During 2006, we repaid $31.0 million of borrowings under our revolving credit facility and voluntarily made early principal repayments totaling $20.0 million to reduce the balance of our term loan. As discussed below, beginning in 2006 the excess tax benefits realized from the exercise of stock options are classified as source of funds from financing activities. During 2005 these benefits were presented as operating cash flows. Net cash flow used in financing activities during 2005 was $47.5 million, primarily for $20.0 million of early principal repayments under our term loan, $11.0 million to pay down our revolving credit facility, and $17.2 million of dividends.
Recent Accounting Pronouncements
Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) — “Share-Based Payment” for accounting for its equity compensation awards using the modified prospective transition method. Because the Company had previously recognized compensation expense for the fair value of its stock-based compensation in accordance with SFAS 123, the adoption of SFAS 123(R) had no impact on the amount of compensation expense recognized in the Consolidated Statements of Operations. However, beginning in 2006, the tax benefits realized upon the exercise of stock options in excess of amounts accrued for book purposes have been included as a financing activity in the Consolidated Statements of Cash Flows whereas the excess benefits were included in operating activities in prior years. See Note 10 to the Consolidated Financial Statements for further discussion of the Company’s equity compensation awards.
During the second quarter of 2006 the FASB issued FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes” (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 — “Accounting for Income Taxes” by providing guidance with regard to the recognition and measurement of tax positions, and provide increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. Additionally, the measurement of the tax position will be based on the largest amount that is determined to have greater than a 50% likelihood of realization upon ultimate settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption would be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. Management is in the process of evaluating the effects of this guidance which is effective for fiscal years beginning after December 15, 2006.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
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

Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of stockholders was held on May 11, 2006 in Overland Park, Kansas. Two items were submitted to a vote of stockholders as described in our 2006 Proxy Statement dated March 29, 2006. The following table briefly describes the proposals and result of the stockholders’ vote.
1. To elect the following persons as directors for a term of three years.

	Votes in Favor	Votes Withheld
David J. D’Antoni	29,767,405	408,487
Perry W. Premdas	29,766,027	409,865
Allan R. Rothwell	29,763,123	412,769

	Votes in Favor	Votes Against	Votes Abstaining
2. To ratify the appointment of Ernst & Young LLP as Compass’s independent auditors for fiscal year 2006.	30,132,122	33,845	9,925
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: July 31, 2006	/s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: July 31, 2006	/s/ RODNEY L. UNDERDOWN

Rodney L. Underdown
Vice President and Chief Financial Officer