Form 10-Q
period 2006-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2006-10-31
CIK 1227654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐  No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 23, 2006 was 32,078,938 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$8.4	$47.1
Receivables, less allowance for doubtful accounts of $1.6 in 2006 and $1.7 in 2005	73.8	183.0
Inventories	144.7	81.5
Deferred income taxes, net	15.5	12.7
Other	6.0	10.1

Total current assets	248.4	334.4
Property, plant and equipment, net	366.2	366.1
Intangible assets, net	21.7	22.5
Other	34.3	27.3

Total assets	$670.6	$750.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3.4	$3.5
Accounts payable	60.8	82.4
Accrued expenses	16.4	23.4
Accrued salaries and wages	14.7	21.4
Income taxes payable	3.1	7.8
Accrued interest	4.8	0.9

Total current liabilities	103.2	139.4
Long-term debt, net of current portion	568.9	612.4
Deferred income taxes, net	30.4	43.7
Other noncurrent liabilities	42.3	33.9
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	0.6	1.0
Treasury stock, at cost — 3,302,949 shares at September 30, 2006 and 3,532,940 shares at December 31, 2005	(6.3)	(6.7)
Accumulated deficit	(112.8)	(115.5)
Accumulated other comprehensive income	43.9	41.7

Total stockholders’ equity (deficit)	(74.2)	(79.1)

Total liabilities and stockholders’ equity (deficit)	$670.6	$750.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales	$123.6	$107.5	$449.6	$459.2

Shipping and handling cost	34.1	30.6	141.6	139.1
Product cost	59.9	52.7	193.4	203.3

Gross profit	29.6	24.2	114.6	116.8

Selling, general and administrative expenses	12.7	13.5	39.7	41.0

Operating earnings	16.9	10.7	74.9	75.8

Other (income) expense:
Interest expense	13.5	15.4	40.1	45.7
Other, net	(0.4)	3.4	(2.4)	4.4

Earnings (loss) from continuing operations before income taxes	3.8	(8.1)	37.2	25.7
Income tax expense (benefit)	1.5	(3.3)	8.4	8.2

Net earnings (loss) from continuing operations	2.3	(4.8)	28.8	17.5
Net earnings from discontinued operations, net of tax expense (benefit) of $0.1 and ($0.2) in 2005	—	0.4	—	—

Net earnings (loss)	$2.3	$(4.4)	$28.8	$17.5

Basic net earnings (loss) per share:
Continuing operations	$0.07	$(0.15)	$0.89	$0.56
Discontinued operations	—	0.01	—	—

Basic net earnings (loss) per share	$0.07	$(0.14)	$0.89	$0.56

Basic weighted-average shares outstanding	32,436,995	31,593,768	32,295,999	31,388,460

Diluted net earnings (loss) per share:
Continuing operations	$0.07	$(0.15)	$0.88	$0.55
Discontinued operations	—	0.01	—	—

Diluted net earnings (loss) per share	$0.07	$(0.14)	$0.88	$0.55

Diluted weighted-average shares outstanding	32,660,605	31,593,768	32,553,654	32,006,095

Cash dividends per share	$0.305	$0.275	$0.915	$0.825

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the nine months ended September 30, 2006
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2005	$0.4	$1.0	$(6.7)	$(115.5)	$41.7	$(79.1)
Dividends on common stock		(3.5)		(26.1)		(29.6)
Stock options exercised		2.0	0.4			2.4
Stock-based compensation		1.1				1.1
Comprehensive income:
Net earnings				28.8		28.8
Unrealized loss on cash flow hedges					(5.0)	(5.0)
Foreign currency translation adjustments					7.2	7.2

Total comprehensive income						31.0

Balance, September 30, 2006	$0.4	$0.6	$(6.3)	$(112.8)	$43.9	$(74.2)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net earnings	$28.8	$17.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	30.2	32.2
Finance fee amortization	1.0	1.7
Accreted interest	21.9	19.4
Deferred income taxes	(11.3)	(9.7)
Excess tax benefits from stock option exercises	—	6.1
Changes in operating assets and liabilities:
Receivables	111.1	67.3
Inventories	(62.0)	(22.8)
Other assets	0.4	0.6
Accounts payable and accrued expenses	(43.6)	(44.2)
Other noncurrent liabilities	1.4	1.8
Other, net	1.4	0.2

Net cash provided by operating activities	79.3	70.1

Cash flows from investing activities:
Capital expenditures	(24.5)	(19.1)
Other, net	(3.9)	(3.5)

Net cash used in investing activities	(28.4)	(22.6)

Cash flows from financing activities:
Principal payments on long-term debt	(34.5)	(30.2)
Revolver activity	(31.0)	18.0
Dividends paid	(29.6)	(25.9)
Proceeds received from stock option exercises	0.4	1.2
Excess tax benefits from stock option exercises	2.0	—
Other, net	(0.2)	(0.1)

Net cash used in financing activities	(92.9)	(37.0)

Effect of exchange rate changes on cash and cash equivalents	3.3	3.6

Net change in cash and cash equivalents	(38.7)	14.1
Cash and cash equivalents, beginning of the year	47.1	9.7

Cash and cash equivalents, end of period	$8.4	$23.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13.7	$34.3
Income taxes paid, net of refunds	20.9	19.4
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies and Basis of Presentation:
Compass Minerals International, Inc. (“CMP” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt, which includes sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer. CMP serves a variety of markets, including highway deicing, agriculture, food processing, chemical processing, water conditioning and dust control. The consolidated financial statements include the accounts of CMP and its wholly owned subsidiary, Compass Minerals Group, Inc. (“CMG”), and the consolidated results of CMG’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2005 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.
The Company experiences a substantial amount of seasonality in salt sales. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season. Due to the seasonal nature of the highway deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
Discontinued Operations – On December 30, 2005, CMP sold its evaporated salt business in the U.K. Accordingly, the results of operations from this business have been reclassified to discontinued operations in the Consolidated Statements of Operations and related notes for the three and nine months ended September 30, 2005.
Reclassifications – Certain reclassifications have been made to the prior period amounts to conform to the current year presentation.
New Accounting Pronouncements — During the second quarter of 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes” (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 – “Accounting for Income Taxes” by providing guidance with regard to the recognition and measurement of uncertain tax positions, the accrual of interest and penalties, and increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. The measurement of the uncertain tax position will be based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of its uncertain tax positions under the new interpretation and has not yet determined whether the adoption of this new guidance will have a material effect on its financial condition or results of operations.
During the third quarter of 2006, the FASB issued Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair-value measurements that are already required or permitted by other GAAP. It is effective for fiscal years beginning after November 15, 2007. Considering the items currently recorded at fair value on the Company’s Consolidated Balance Sheets, management does not expect the adoption of SFAS 157 to have a material effect on the Company’s financial condition or results of operations.
During the third quarter of 2006, the FASB also issued SFAS 158 – “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of its defined postretirement plans as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of defined benefit pension plans will be based on the difference between the actuarially determined projected benefit obligation and the plan assets as of the measurement date. The previously unrecognized under- or over-funded status will be recorded as an asset or liability with the offset to other comprehensive income for public companies with fiscal years ending after December 15, 2006. Additionally, this statement requires the employer to measure the plan status as of the balance sheet date although the measurement date requirement is not effective until fiscal years ending after December 15, 2008, with earlier application allowed. This statement also requires additional disclosures and modifies or deletes certain of the existing requirements.
The Company has two defined benefit pension plans which are currently measured as of November 30th of each year. While management intends to recognize the over-funded or under-funded status as of December 31, 2006, it is unknown when the measurement date provision will be adopted. Though the funded status will not be determined until the annual measurement date, management currently does not expect the adoption of this statement to have a material impact on the Company’s financial condition.
2. Inventories:
Inventories consist of the following (in millions):

	September 30,	December 31,
	2006	2005

Finished goods	$127.1	$67.7
Raw materials and supplies	17.6	13.8

Total inventories	$144.7	$81.5

3. Property, Plant and Equipment, Net:
Property, plant and equipment, net consists of the following (in millions):

	September 30,	December 31,
	2006	2005

Land and buildings	$137.2	$137.6
Machinery and equipment	412.6	403.8
Furniture and fixtures	12.0	13.3
Mineral interests	179.7	178.0
Construction in progress	28.3	12.6

	769.8	745.3
Less accumulated depreciation and depletion	(403.6)	(379.2)

Net property, plant and equipment	$366.2	$366.1

4. Intangible Assets, Net:
Intangible assets consist of rights to produce SOP and a customer list acquired in connection with the purchase of an SOP marketing business in 2003. The accumulated amortization of intangible assets at September 30, 2006 and December 31, 2005 was $3.0 million and $2.3 million, respectively. Amortization expense during the three and nine months ended September 30, 2006 was $0.2 million and $0.7 million, respectively, and $0.3 million and $0.8 million, respectively for the same periods of 2005.
5. Income Taxes:
The Company recorded income tax expense of $1.5 million for the three months ended September 30, 2006 compared to a benefit of $3.3 million for same period of 2005, and income tax expense of $8.4 million for the nine months ended September 30, 2006 compared to expense of $8.2 million for the nine-month period of 2005. For the 2006 nine-month period, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals. In the 2005 nine-month period, the Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities causing management to change certain tax estimates and reverse previously recorded income tax reserves of $5.9 million, partially offset by other tax adjustments of $1.1 million ($0.15 per basic and diluted common share), related to matters previously determined to have an uncertain outcome. This 2005 benefit was partially offset by $5.4 million of income tax expense resulting from a repatriation of funds. During the 2005 nine-month period the Company’s U.K. subsidiary made a one-time repayment of a pound-sterling-denominated loan to a U.S. subsidiary which resulted in a foreign exchange gain for tax purposes only. For financial reporting purposes, the unrealized foreign exchange gain is a component of accumulated other comprehensive income in stockholders’ equity and had not been recognized in the consolidated statements of operations.

In addition to the specific tax items discussed above, the Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes and interest expense recognition differences for book and tax purposes.
At September 30, 2006, the Company had approximately $70.3 million of NOLs expiring between 2006 and 2022. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe will, more likely than not, be realized. As of September 30, 2006 and December 31, 2005, the Company’s valuation allowance was $10.4 million. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.
6. Long-term Debt:
Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2006	2005

10% Senior Subordinated Notes due 2011	$—	$2.0
12 3/4% Senior Discount Notes due 2012	106.6	97.1
12% Senior Subordinated Discount Notes due 2013	148.2	135.8
Term Loan due 2012	317.5	350.0
Revolving Credit Facility due 2010	—	31.0

	572.3	615.9
Less current portion	(3.4)	(3.5)

Long-term debt, net of current portion	$568.9	$612.4

During the third quarter of 2006, the Company redeemed and retired the remaining outstanding balance of its 10% senior subordinated notes, incurring a call premium of $0.1 million which was included in other, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2006.
7. Pension Plans:
The components of net periodic benefit cost for the three and nine months ended September 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost for benefits earned during the year	$0.3	$0.4	$0.7	$1.1
Interest cost on projected benefit obligation	0.8	1.0	2.6	2.8
Return on plan assets	(1.0)	(0.9)	(3.1)	(2.7)
Net amortization and deferral	—	0.1	0.2	0.5

Net pension expense	$0.1	$0.6	$0.4	$1.7

During 2006 the Company made $4.9 million of contributions to its plans including a special contribution of approximately $4.0 million in the first quarter to fund the portion of the U.K. plan for benefits earned and expected to be paid to former employees of the evaporated salt business that was sold in December 2005.
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
9. Operating Segments:
Segment information is as follows (in millions):

	Three Months Ended September 30, 2006
			Corporate
	Salt	Potash	and Other (a)	Total

Sales to external customers	$97.9	$25.7	$—	$123.6
Intersegment sales	—	2.3	(2.3)	—
Shipping and handling cost	30.6	3.5	—	34.1
Operating earnings (loss)	17.1	6.3	(6.5)	16.9
Depreciation, depletion and amortization	7.8	2.1	—	9.9
Total assets	488.4	145.4	36.8	670.6

	Three Months Ended September 30, 2005
			Corporate
	Salt	Potash	and Other (a)	Total

Sales to external customers	$85.4	$22.1	$—	$107.5
Intersegment sales	—	2.3	(2.3)	—
Shipping and handling cost	27.7	2.9	—	30.6
Operating earnings (loss)	10.5	6.4	(6.2)	10.7
Depreciation, depletion and amortization(b)	8.7	2.0	—	10.7
Total assets	510.1	133.1	42.8	686.0

	Nine Months Ended September 30, 2006
			Corporate
	Salt	Potash	and Other (a)	Total

Sales to external customers	$368.5	$81.1	$—	$449.6
Intersegment sales	—	7.9	(7.9)	—
Shipping and handling cost	130.2	11.4	—	141.6
Operating earnings (loss)(c)	71.2	22.5	(18.8)	74.9
Depreciation, depletion and amortization	23.9	6.3	—	30.2

	Nine Months Ended September 30, 2005
			Corporate
	Salt	Potash	and Other (a)	Total

Sales to external customers	$385.1	$74.1	$—	$459.2
Intersegment sales	—	7.1	(7.1)	—
Shipping and handling cost	128.2	10.9	—	139.1
Operating earnings (loss)	73.2	20.6	(18.0)	75.8
Depreciation, depletion and amortization(b)	26.0	6.2	—	32.2

(a)	“Corporate and Other” includes unallocated corporate expenses and eliminations. Corporate assets include deferred tax assets, deferred financing fees, and other assets not directly related to the reportable segments.

(b)	The salt segment includes approximately $0.9 million and $2.7 million of depreciation, depletion and amortization expense related to discontinued operations for the three and nine months ended September 30, 2005, respectively.

(c)	The salt segment includes $5.1 million of insurance proceeds for the nine months ended September 30, 2006 as discussed below.

During the 2006 nine-month period, the Company settled with its insurers and recognized $5.1 million of business interruption insurance proceeds as a reduction to product cost for the salt segment. The business interruption claim was due to a temporary production interruption at the Goderich mine in late 2004 that resulted in reduced sales during the first quarter of 2005.
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
The Company grants options and restricted stock units to a limited number of executive officers and other key employees under its 2005 Incentive Award Plan. The Company’s closing stock price on the day of grant is used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”). The options generally vest ratably over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. Both types of instruments entitle the holders to receive non-forfeitable dividends or other distributions equal to and at the same time as those declared on the Company’s common stock.
During the nine months ended September 30, 2006, the Company granted to employees 58,900 RSUs with a weighted average grant-date fair value of $26.11. As of September 30, 2006, there were 72,900 RSUs outstanding with a weighted average grant-date fair value of $25.60.
During 2006 the Company also granted 248,800 stock options to employees. To estimate the fair value of options on the day of grant, the Company uses the Black Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The range of estimates and fair values for options granted during 2006 is included in the table below. The weighted average grant date fair value of these options was $8.51.

Range

Fair value of options granted	$4.52 - $10.30
Exercise price	$25.69 - $28.31
Expected term (years)	2 - 6.5
Expected volatility	24%
Dividend yield(a)	0%
Risk-free rate of return	4.3% - 5.05%

(a)	The assumed dividend yield reflects the non-forfeiting dividend feature.
The following table provides a summary of stock option activity during 2006.

	Stock Options
	Number of	Weighted-
	Options	Average
	Outstanding	Exercise price

Outstanding at December 31, 2005	757,901	$7.60
Granted	248,800	26.08
Exercised	(227,171)	1.41

Outstanding at September 30, 2006	779,530	$15.30

The intrinsic value of stock options exercised during the nine months ended September 30, 2006 totaled approximately $5.4 million. The Company recorded additional tax benefits of $2.0 million from the exercise of these options as additional paid-in capital. The Company’s common stock was issued from treasury shares. As of September 30, 2006, the intrinsic value of options outstanding aggregated approximately $10.1 million, of which 383,641 options with an intrinsic value of $8.8 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of September 30, 2006.

The Company recognizes compensation expense for its share-based awards over the vesting period using the straight-line method. Unrecognized compensation expense totaling approximately $3.5 million is expected to be recognized over a weighted-average period of approximately two years. During the nine months ended September 30, 2006, the Company recorded $0.8 million of compensation expense related to share-based awards ($0.5 million, net of tax benefit). No amounts have been capitalized.
Other Comprehensive Income
The Company’s comprehensive income is comprised of net earnings, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments. The components of comprehensive income for the three and nine months ended September 30, 2006 and 2005 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings (loss)	$2.3	$(4.4)	$28.8	$17.5
Unrealized gain (loss) on cash flow hedges	(4.0)	3.7	(5.0)	4.7
Cumulative translation adjustments	(0.7)	5.6	7.2	1.3

Total comprehensive income (loss)	$(2.4)	$4.9	$31.0	$23.5

The components of accumulated other comprehensive income as of September 30, 2006 are provided below.

	Balance		Balance
	December 31,	2006	September 30,
	2005	Change	2006

Minimum pension liability	$(3.3)	$—	$(3.3)
Unrealized gain (loss) on cash flow hedges	2.2	(5.0)	(2.8)
Cumulative foreign currency translation adjustment	42.8	7.2	50.0

Accumulated other comprehensive income	$41.7	$2.2	$43.9

The minimum pension liability is adjusted annually during the fourth quarter. With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the components of other comprehensive income are reflected net of applicable income taxes. A net deferred tax benefit of $3.1 million was recorded for the net unrealized loss on cash flow hedges during the nine months ended September 30, 2006.

11. Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator:
Net earnings (loss) from continuing operations	$2.3	$(4.8)	$28.8	$17.5
Net earnings from discontinued operations	—	0.4	—	—

Net earnings (loss)	$2.3	$(4.4)	$28.8	$17.5

Denominator:
Weighted average common shares outstanding, shares for basic earnings per share(a)	32,436,995	31,593,768	32,295,999	31,388,460
Weighted average stock options outstanding (b)	223,610	—	257,655	617,635

Shares for diluted earnings per share	32,660,605	31,593,768	32,553,654	32,006,095

Basic earnings (loss) per share:
Net earnings (loss) per share from continuing operations, basic	$0.07	$(0.15)	$0.89	$0.56
Net earnings per share from discontinued operations, basic	—	0.01	—	—

Earnings (loss) per share, basic	$0.07	$(0.14)	$0.89	$0.56

Diluted earnings (loss) per share:
Net earnings (loss) per share from continuing operations, diluted	$0.07	$(0.15)	$0.88	$0.55
Net earnings per share from discontinued operations, diluted	—	0.01	—	—

Earnings (loss) per share, diluted	$0.07	$(0.14)	$0.88	$0.55

(a)	Includes the weighted-average number of participating securities outstanding during the period unless securities are anti-dilutive.

(b)	For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted average number of outstanding common shares.
Share-based awards relative to 870,779 shares of common stock were outstanding at September 30, 2005 but were not included in the computation of diluted earnings (loss) per share for that quarter because they were anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements relating to future events or our future financial performance involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability and price of transportation services; capacity constraints limiting the production of certain products; labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission as updated quarterly on Form 10-Q.
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
Results of Operations
Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and general trade customers, constitute a significant portion of the Company’s salt segment sales. Those sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets. Due to the relatively low value of salt, transportation costs constitute a relatively large portion of the cost of our delivered product.
Our sulfate of potash (SOP) product is used in the production of specialty fertilizers for high-value crops and turf. Agricultural activities are also affected by weather conditions, primarily in the western and southeastern portions of the United States where the crops and soil conditions favor SOP. Agricultural activities may also be responsive to economic factors as they may impact the amount or type of crop grown in certain locations.
The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company. The following table provides a summary of sales information of the three and nine months ended September 30, 2006 compared to the same periods of 2005. This table and the following discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per ton data	2006	2005	2006	2005

Sales by Segment:
Salt sales	$97.9	$85.4	$368.5	$385.1
Less: salt shipping and handling	30.6	27.7	130.2	128.2

Salt product sales	$67.3	$57.7	$238.3	$256.9

Specialty potash sales	$25.7	$22.1	$81.1	$74.1
Less: specialty potash shipping and handling	3.5	2.9	11.4	10.9

Specialty potash product sales	$22.2	$19.2	$69.7	$63.2

Sales Volumes (thousands of tons)
Highway deicing	1,166	1,134	5,584	6,958
General trade	554	552	1,614	1,688
Specialty potash	89	85	281	293

Average Sales Price (per ton)
Highway deicing	$31.42	$27.76	$34.72	$31.70
General trade	110.57	97.73	108.22	97.43
Specialty potash	287.57	259.60	288.52	252.88

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Sales
Sales for the third quarter of 2006 of $123.6 million increased $16.1 million, or 15%, compared to $107.5 million for the same quarter of 2005. Sales include revenues from the sale of our products, or “product sales,” as well as shipping and handling costs incurred to deliver our products to the customer. Such shipping and handling costs were $34.1 million during the third quarter of 2006, an increase of $3.5 million compared to the same quarter of 2005 primarily reflecting the higher per unit costs of transportation services due to increased demand for transportation services and higher fuel costs.
Product sales for the third quarter of 2006 of $89.5 million increased $12.6 million, or 16%, compared to $76.9 million for the same period in 2005 with increases in both the salt and specialty potash fertilizer segments.
Salt product sales for the third quarter of 2006 of $67.3 million increased $9.6 million, or 17%, compared to $57.7 million for the same period in 2005 due primarily to price increases in the general trade and highway deicing product lines. Price increases improved sales by approximately $6.5 million compared to the third quarter of 2005. Salt sales volumes increased by approximately 34,000 tons or $1.5 million, primarily due to increased sales of North American highway deicing products for the 2006 quarter compared to the same quarter of 2005. For the portion of our salt sales denominated in Canadian dollars and British pounds sterling, the weakening of the U.S. dollar relative to those currencies also improved sales by approximately $1.5 million when compared to exchange rates for the prior year quarter.
Specialty potash fertilizer (SOP) product sales for the third quarter of 2006 of $22.2 million increased $3.0 million, or 16%, compared to $19.2 million for the same period in 2005. Higher sales prices improved sales by approximately $1.8 million over the same quarter of 2005 while the higher quantity sold increased sales by approximately $1.2 million.
Gross Profit
Gross profit for the third quarter of 2006 of $29.6 million increased $5.4 million, or 22%, compared to $24.2 million in the third quarter of 2005. As a percent of sales, the gross margin increased to 24% in the third quarter of 2006 compared to 23% for the same quarter of 2005 reflecting the sales price increases discussed above. The favorable impact of the price and sales volume increases was partially offset by higher transportation costs and higher production costs, principally due to higher prices for natural gas and increased raw material costs for our specialty potash fertilizer products. Potassium chloride (KCl), a raw material used in making our sulfate of potash fertilizer, is purchased under a long-term supply contract with annual price changes based on prior year changes in the market price of KCl. While the pricing under this contract is favorable to market, the price has increased significantly over the prior year and is expected to increase further for 2007. While our sales price increases achieved during 2006 have more than offset the cost increase, we cannot predict whether SOP sales prices will increase correspondingly in 2007.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of 2006 of $12.7 million decreased $0.8 million, or 6%, from $13.5 million for the same quarter of 2005 primarily reflecting lower costs incurred for outside services.
Interest Expense
Interest expense for the third quarter of 2006 of $13.5 million decreased $1.9 million compared to $15.4 million for the same period in 2005. Our 2006 overall weighted average interest rate decreased for the third quarter of 2006 compared to 2005 primarily due to the December 2005 refinancing of $323.0 million of our 10% senior subordinated notes with the lower-rate senior secured credit agreement. The remaining $2.0 million of 10% notes were redeemed in August 2006. This decrease was partially offset by the higher principal balances on the discount notes due to interest accretion, and the prior year allocation of $0.6 million of interest expense to discontinued operations.
Other (Income) Expense, Net
Other (income) expense, net for the three months ended September 30, 2006 improved $3.8 million compared to the same quarter of 2005. The other income in 2006 primarily reflects interest income while other expense in 2005 primarily reflects foreign currency exchange losses.
Income Tax Expense (Benefit)
Income tax expense of $1.5 million for the three months ended September 30, 2006 increased from a benefit of $3.3 million for the same period in 2005 due primarily to a higher level of pretax income.
Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes and interest expense recognition differences for book and tax purposes.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Sales
Sales for the nine months ended September 30, 2006 of $449.6 million decreased $9.6 million, or 2%, compared to $459.2 million for the nine months ended September 30, 2005. Shipping and handling costs were $141.6 million during nine months of 2006, an increase of $2.5 million compared to $139.1 million for the same 2005 period despite lower sales volumes, reflecting the higher per unit costs of transportation services due to increased demand for transportation services and increased fuel prices.
Product sales for the nine months ended September 30, 2006 of $308.0 million decreased $12.1 million, or 4%, compared to $320.1 million for the same period in 2005 reflecting a decrease in the salt segment partially offset by an increase in the specialty fertilizer segment.
Salt product sales of $238.3 million for nine months of 2006 decreased $18.6 million, or 7%, compared to $256.9 million in 2005. During 2006, we sold approximately 1,448,000 fewer tons of salt than in 2005, a 17% decline. This sales volume decline reduced sales by approximately $35.2 million, primarily due to the milder than normal winter weather in the first quarter of 2006 compared to the more severe than normal weather of 2005. The decline in sales volume was also due in part to the eight-week strike at our Goderich mine which depleted inventory levels resulting in lower sales to our chemical customers. Partially offsetting this 2006 volume decrease, our salt product sales reflect higher average sales prices which improved sales by approximately $12.5 million. For the portion of our salt sales denominated in Canadian dollars and British pounds sterling, the changes in those exchange rates relative to the U.S. dollar also improved sales by approximately $3.8 million compared to the same period of 2005.
Specialty potash fertilizer product sales of $69.7 million for the nine months ended September 30, 2006 increased $6.5 million, or 10%, over $63.2 million during the same period in 2005 despite fewer tons sold, reflecting the increase in sales price which improved sales by approximately $8.5 million. The lower sales volumes primarily reflect reduced domestic sales, due in part to the prolonged wet weather conditions during the 2006 spring season in the western United States.
Gross Profit
Gross profit for the nine months ended September 30, 2006 of $114.6 million decreased $2.2 million, or 2%, compared to $116.8 million for the same period in 2005, though as a percentage of sales gross margin remained consistent with 2005 at 25%. Gross profit decreased despite the price increases discussed above ($21.1 million) due to the lower sales volumes ($18.4 million), higher transportation costs, the impact of the strike at our Goderich mine and higher production costs, principally higher natural gas costs and increased raw material costs for our specialty potash fertilizer products. These reductions in gross margin were partially offset by a $5.1 million business interruption insurance recovery recorded as a reduction to product cost. The business interruption claim was due to a temporary production interruption at the Goderich mine in late 2004 which resulted in unavailable finished goods product inventory during the first quarter of 2005 when winter weather conditions continued to be more severe than normal in certain of the Company’s markets. Inventory levels at some locations in early 2005 were not adequate to meet the incremental demand for deicing salt products. For sales in our Canadian and British markets, the changes in exchange rates relative to the U.S. dollar also improved gross margin by approximately $1.6 million.
Management expects raw material costs for our specialty potash fertilizer will continue to increase over 2006 levels. Potassium chloride (KCl), a raw material used in making our sulfate of potash fertilizer, is purchased under a long-term supply contract with annual price changes based on prior year changes in the market price of KCl. While the pricing under this contract is favorable to market, the price has increased significantly over the prior year. While our sales price increases achieved in 2006 have more than offset the cost increase, we cannot predict whether SOP sales prices will increase correspondingly in 2007.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the nine months ended September 30, 2006 of $39.7 million decreased $1.3 million, or 3%, from $41.0 million for the same period of 2005 primarily reflecting lower costs incurred for outside services and lower administrative expenses following the sale of the evaporated salt business in December 2005.
Interest Expense
Interest expense for the nine months ended September 30, 2006 of $40.1 million decreased $5.6 million compared to $45.7 million for the same period in 2005. Our 2006 overall weighted average interest rate decreased compared to 2005 due to the December 2005 refinancing of $323.0 million of our 10% senior subordinated notes with the lower-rate senior secured credit agreement. The remaining $2.0 million of 10% notes were redeemed in August 2006. This decrease was partially offset by the higher principal balances on the discount notes due to interest accretion and the prior year allocation of $1.9 million of interest expense to discontinued operations.
Other (Income) Expense, Net
Other (income) expense, net for the nine months ended September 30, 2006 improved compared to the same period of 2005 primarily due to foreign exchange gains in 2006 compared to losses in 2005 and increased interest income. The increased interest income reflects the higher average balance of cash and cash equivalents during 2006 and higher market interest rates.
Income Tax Expense (Benefit)
Income tax expense of $8.4 million for the nine months ended September 30, 2006 increased $0.2 million from $8.2 million for the same period in 2005. During 2006, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals. During the nine months ended September 30, 2005 the Company’s U.K. subsidiary made a one-time repayment of a pound-sterling-denominated loan to a U.S. subsidiary which resulted in a foreign exchange gain for tax purposes only causing the Company to record $5.4 million of income tax expense resulting from a repatriation of funds. For financial reporting purposes, the unrealized foreign exchange gain is a component of accumulated other comprehensive income in stockholders’ equity and was not recognized in the consolidated statements of operations. Additionally, in 2005 the Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities causing management to change certain tax estimates and reverse previously recorded income tax reserves of $5.9 million, partially offset by other tax adjustments of $1.1 million ($0.15 per basic and diluted common share), related to matters previously determined to have an uncertain outcome.
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
During the nine months ended September 30, 2006, cash flows from operations were $79.3 million. We used those cash flows, together with cash on hand at the beginning of the year, to fund capital expenditures of $24.5 million, pay $29.6 million of dividends to the holders of our common stock, repay $31.0 million of borrowings on our revolving credit facility, voluntarily make $30.0 million of early principal payments on our term loan and redeem the remaining $2.0 million of the 10% senior subordinated notes.
As of September 30, 2006, we had $572.3 million of principal indebtedness including $106.6 million of senior discount notes with a face value of $123.5 million, $148.2 million of senior subordinated discount notes with a face value of $179.6 million, and $317.5 million of term loan under our senior secured credit agreement. We also have a revolving credit facility that provides borrowing capacity up to an aggregate amount of $125.0 million. As of September 30, 2006, borrowing availability under our revolving credit facility was reduced by $12.2 million of letters of credit, leaving an available balance of approximately $112.8 million and we had a cash balance of $8.4 million. As of September 30, 2006, we are in compliance with all conditions and covenants related to these borrowings.
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
For the Nine Months Ended September 30, 2006 and 2005
Net cash flows provided by operating activities for the nine months ended September 30, 2006 and 2005 were $79.3 million and $70.1 million, respectively. In both years, the working capital generated through collections of accounts receivable was used to fund inventory increases and pay current liabilities, including income taxes. These net working capital changes are indicative of the seasonal nature of our highway deicing product line.
Net cash flows used by investing activities for the nine months ended September 30, 2006 and 2005, of $28.4 million and $22.6 million, respectively, primarily reflect capital expenditures. The 2006 capital expenditures include $11.2 million of expenditures to replace an existing underground rock salt mill in Canada and complete the expansion our magnesium chloride facilities. In July 2006, we also announced plans to increase our rock salt production capacity at our Goderich mine by approximately 750,000 tons by 2008. This expansion, consisting primarily of new equipment, began during the third quarter with expenditures to date totaling $2.2 million and is expected to cost approximately $11 million. We estimate fourth quarter 2006 spending for these projects will total approximately $1 million. The remaining capital expenditures during the 2006 nine-month period were primarily for routine replacements primarily at our North American facilities.
Financing activities in the 2006 nine-month period used $92.9 million, consisting primarily of $29.6 million of dividend payments and $65.5 million of payments to reduce our outstanding debt. During 2006, we repaid $31.0 million of borrowings under our revolving credit facility, voluntarily made early principal repayments totaling $30.0 million to reduce the balance of our term loan and redeemed the remaining $2.0 million of senior subordinated notes. As discussed below, beginning in 2006 the excess tax benefits realized from the exercise of stock options are classified as source of funds from financing activities. During 2005 these benefits were presented as operating cash flows. Net cash flow used in financing activities during 2005 was $37.0 million, primarily for $12.2 million of net debt reduction and $25.9 million of dividends.
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
During the second quarter of 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes” (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 – “Accounting for Income Taxes” by providing guidance with regard to the recognition and measurement of uncertain tax positions, the accrual of interest and penalties, and increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. The measurement of the uncertain tax position will be based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet completed its evaluation of its uncertain tax positions under the new interpretation and has not yet determined whether the adoption of this new guidance will have a material effect on its financial condition or results of operations.
During the third quarter of 2006, the FASB issued Statement of Financial Accounting Standards No. 157 – “Fair Value Measurements” (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair-value measurements that are already required or permitted by other GAAP. It is effective for fiscal years beginning after November 15, 2007. Considering the items currently recorded at fair value on the Company’s Consolidated Balance Sheets, management does not expect the adoption of SFAS 157 to have a material effect on the Company’s financial condition or results of operations.
During the third quarter of 2006, the FASB also issued SFAS 158 – “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which amends SFAS No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the over-funded or under-funded status of its defined postretirement plans as an asset or liability in its statement of financial position and recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of defined benefit pension plans will be based on the difference between the actuarially determined projected benefit obligation and the plan assets as of the measurement date. The previously unrecognized under- or over-funded status will be recorded as an asset or liability with the offset to other comprehensive income for public companies with fiscal years ending after December 15, 2006. Additionally, this statement requires the employer to measure the plan status as of the balance sheet date although the measurement date requirement is not effective until fiscal years ending after December 15, 2008, with earlier application allowed. This statement also requires additional disclosures and modifies or deletes certain of the existing disclosure requirements.
The Company has two defined benefit pension plans which are currently measured as of November 30th of each year. While management intends to recognized the over-funded or under-funded status as of December 31, 2006, we have not yet decided when we will change the measurement date. Though the funded status of our plans will not be determined until the annual measurement date, Management currently does not expect the adoption of this statement to have a material impact on the Company’s financial condition.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
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

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 31, 2006	/s/ ANGELO C. BRISIMITZAKIS Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: October 31, 2006	/s/ RODNEY L. UNDERDOWN Rodney L. Underdown
Vice President and Chief Financial Officer