Form 10-K
period 2006-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2007-02-22
CIK 1227654

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to
Commission File Number 1-31921
COMPASS MINERALS INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	36-3972986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9900 West 109th Street, Suite 600	66210
Overland Park, Kansas	(Zip Code)
(Address of principal executive offices)
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
Yes ☐      No ☑
As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $798,887,373, based on the closing sale price of $24.95 per share, as reported on the New York Stock Exchange.
The number of shares outstanding of the registrant’s $0.01 par value common stock at February 16, 2007 was 32,102,504 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2007 (Proxy Statement)	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
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
MARKET AND INDUSTRY DATA AND FORECASTS
     This report includes market share and industry data and forecasts that we obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable, based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental United States and Canada, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North America consumer and industrial salt are generally based on historical sales volumes, (b) North America highway deicing salt are generally based on historical production capacity, (c) sulfate of potash are generally based on historical sales volumes and (d) United Kingdom highway deicing salt sales are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons.” One short ton equals 2,000 pounds.
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
     Alternatively, copies of these documents are also available on our website, www.compassminerals.com. The information on our website is not part of this report and is not incorporated by reference into this report.
     Unless the context requires otherwise, references in this annual report to the “Company,” “Compass,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI”, the parent holding company) and its consolidated subsidiaries. Compass Minerals is comprised of its wholly-owned subsidiary, Compass Minerals Group, Inc. and Compass Minerals Group, Inc.’s subsidiaries (“Compass Minerals Group” or “CMG”).
ITEM 1. BUSINESS
COMPANY OVERVIEW
     Based in the Kansas City metropolitan area, Compass Minerals is the second-leading salt producer in North America and the largest in the United Kingdom. We currently operate 10 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our product lines include salt, consisting of sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, agriculture and industrial applications. In addition, Compass Minerals is North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf. Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs.
     Previously part of Mosaic Global Holdings Inc. (“Mosaic”), formerly IMC Global, Inc., Compass Minerals became a stand-

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
     alone entity on November 28, 2001 through a leveraged recapitalization (the “Recapitalization”) through which Apollo Management V, L.P. (“Apollo”) acquired control of the Company. Following the Recapitalization, Apollo, co-investors and management owned approximately 81% of our fully diluted outstanding common stock and Mosaic owned approximately 19%.
     On December 17, 2003, we completed an initial public offering (“IPO”) of 16,675,000 shares of CMP’s common stock, par value $0.01 per share, at $13.00 per share. The shares sold in the IPO were shares previously owned by stockholders, primarily Apollo and Mosaic, so the Company did not receive any of the IPO proceeds. Following the offering, Apollo and co-investors, management and directors, and Mosaic owned approximately 35%, 11% and 2%, respectively, of the fully diluted shares outstanding.
     In July 2004, we completed a secondary offering of 8,327,244 shares of common stock which were sold by Apollo, Mosaic and certain members of management. Following the offering, Apollo and co-investors, management and directors, and Mosaic owned approximately 12%, 11% and 1%, respectively, of the fully diluted shares outstanding. Again, Compass Minerals did not receive any proceeds from the sale of the shares.
     Apollo, Mosaic and certain members of management sold 4,021,473 shares of common stock through another secondary offering which was completed in November 2004. Again, Compass did not receive any proceeds from the sale. Apollo and Mosaic each sold all of their remaining shares, reducing their ownership of CMP common stock to zero.
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
     Through our salt segment we mine, produce, process and distribute sodium chloride and magnesium chloride in North America and the United Kingdom, including rock, evaporated and solar salt. We also purchase potassium chloride to sell as a finished product. Our products are marketed primarily in the United States, Canada and the United Kingdom. Salt is used in a wide variety of applications, including as a deicer for both highway and consumer use (rock salt and magnesium chloride), an ingredient in the production of chemicals for paper bleaching, for water treatment and a variety of other industrial uses, as a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds and an essential component in both industrial and residential water softeners. The demand for salt has historically remained relatively stable during economic cycles due to its relatively low cost and high value with a diverse number of end uses.
     However, demand for deicing products is affected by changes in winter weather conditions. On average, over the last three years, approximately 74% of deicing product sales (or 42% of consolidated sales) occur during the months of November through March when winter weather is most severe.
Salt Industry Overview
     The salt industry is characterized by stable demand and steady price increases across various grades. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing, and nutritional supplements for animal stock. We estimate that the consumption of highway deicing salt in North America is 25 million tons per year (20 million tons per year in the markets we serve), while the consumer and industrial market totals 11 million tons per year. In the United Kingdom, we estimate that the size of the highway deicing market is 1.9 million tons per year. According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2004, the production of salt used in highway deicing and for consumer and industrial products in the United States has increased at an historical average of approximately 1% per year.
     Salt prices vary according to purity from the lowest grade (rock salt) at around $20 per ton to the highest grade salt (food grade salt) at over $400 per ton. The price difference between rock and food grade salt reflects, among other things, the more elaborate refining and packaging processes for higher-grade salt. According to the latest USGS data, during the thirty-year period ending 2005, prices for salt used in highway deicing and consumer and industrial products in the United States have increased at an historical average of approximately 3% — 4% per year. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by manufacturers located in close proximity to their customers.
Processing Methods
     We have production capacity, including salt and other minerals purchased under long-term contracts, of approximately 14.3 million tons of salt per year. Mining, other production activities and packaging are currently conducted at 10 of our facilities and at three facilities where finished product is purchased from a supplier under contracts.
     The three processing methods we use to produce salt are summarized below.
     Underground Rock Salt Mining — We use a drill and blast mining technique at our underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. At our Winsford, U.K. facility, we also use a continuous miner process. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is primarily sold as our highway deicing product line as well as for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 82% of our annual salt production capacity. See Item 1A, “Risk Factors — Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.”
     Mechanical Evaporation — The mechanical evaporation method involves obtaining salt brine from underground salt deposits through a series of brine wells and subjecting that salt-saturated brine to vacuum pressure and heat generated by an energy source to precipitate and crystallize salt. The resulting product has both a high purity and uniform physical shape. Evaporated salt is primarily sold through our consumer and industrial salt product lines. Mechanical

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
evaporation represents approximately 7% of our annual salt production capacity.
     Solar Evaporation — The solar evaporation method is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural-evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is sold through both our consumer and industrial salt product lines and in our highway deicing applications. Solar evaporation represents approximately 11% of our annual salt production capacity.
     We also produce magnesium chloride through the solar evaporation process. We precipitate sodium chloride and potassium-rich salts from the brine, leaving a concentrated magnesium chloride. This resulting concentrated brine becomes the raw material used to produce several magnesium chloride products which are sold through both our consumer and industrial and highway deicing product lines.
Operations and Facilities
     United States — Our Central and Midwestern United States consumer and industrial customer base is served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from a supplier’s facility in Michigan. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the Southern and Western United States, highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers, and agriculture customers in the Southern and Midwestern United States. Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the Midwestern and Western United States consumer and industrial markets, provides salt for chemical applications and highway deicing, and provides magnesium chloride which is used in deicing, dust control and soil stabilization applications. Production capacity of salt at our Ogden facility is currently only limited by demand. We also own and operate two salt packaging facilities in Illinois and Wisconsin, which serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern United States.
     Canada — Our salt is produced at five different locations in Canada. Mechanically evaporated salt used for consumer and industrial product lines is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario in Central Canada; and Unity, Saskatchewan in Western Canada. From the Goderich, Ontario rock salt mine, we serve the highway deicing markets as well as the consumer and industrial markets in Canada and the Great Lakes region of the United States. We also purchase salt and other products including potassium chloride (“KCl”) from a potash producer’s facilities located in Saskatchewan, which serve both the consumer and industrial and the highway deicing markets.
     United Kingdom — Our United Kingdom highway deicing customer base is served by the Winsford rock salt mine in Northwest England.
     The following table shows the capacity and type of salt produced at each of our owned or leased production locations:

	Annual
	Production
	Capacity
Location	(tons)	Product Type

North America
Goderich, Ontario Mine (a)	6,500,000	Rock
Cote Blanche, Louisiana Mine	2,800,000	Rock
Ogden, Utah Plant	1,500,000	Solar
Lyons, Kansas Plant	450,000	Evaporated
Unity, Saskatchewan Plant	175,000	Evaporated
Goderich, Ontario Plant	175,000	Evaporated
Amherst, Nova Scotia Plant	120,000	Evaporated
United Kingdom
Winsford, Cheshire Mine	2,000,000	Rock

(a)	During 2006 we began a project to expand our annual production capacity at our Goderich mine to approximately 7,250,000 tons by 2008.
     Salt production at these facilities totaled an aggregate of 11.0 million tons, 12.5 million tons and 12.2 million tons for the years ended December 31, 2006, 2005 and 2004, respectively.
     Salt is found throughout the world and, where it is commercially produced, it is typically deposited in extremely large quantities. Our mines at Goderich, Cote Blanche and Winsford, as well as at our other operating facilities, have access to vast mineral deposits. In most of our production locations, we estimate the recoverable salt to exceed 100 years of reserves at current production rates and capacities. Our rights to extract those minerals may currently be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
     Our underground mines in Canada (Goderich, Ontario), the United States (Cote Blanche, Louisiana) and the United Kingdom (Winsford, Cheshire) make up over 80% of our salt producing capacity (see Item 1A. “Risk Factors — Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.”). Each of these mines are operated with modern mining equipment and utilize subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive conveyor systems. We believe that the properties and their operating equipment are maintained in good working condition.
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
     Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 47, 41 and 161 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 147, 91 and 26 years, respectively. Our mineral interests are amortized on an individual basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, the results of reserve studies completed by a third-party engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
estimates of extraction rates utilized by us with the reasonable expectation of reliably operating the mines on a long-term basis. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
     We package salt product produced by us or others at two additional facilities. The table below shows the packaging capacity at each of these facilities:

Annual
Packaging
Capacity
Location	(tons)

Kenosha, Wisconsin	150,000
Chicago, Illinois	150,000

     We also have long-term contracts to purchase finished salt and potassium chloride (“KCl”) from a supplier. The table below shows the amount and type of product purchased from each of these production facilities:

	Annual
	Purchasing
	Capacity	Product
Location	(tons)	Type

Belle Plaine, Saskatchewan	88,000	Potassium Chloride
Esterhazy, Saskatchewan	200,000	Rock Salt
Hersey, Michigan	250,000	Evaporated Salt

     Products and Sales — We sell our salt products from the production facilities listed above as highway deicing salt (including liquid magnesium chloride) and consumer and industrial salt (including flake magnesium chloride and KCl). Highway deicing constituted approximately 39% of our gross sales in 2006. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway deicing salt is sold primarily through an annual tendered bid contract system as well as through some longer-term contracts, with price, product quality and delivery being the primary competitive market factors. Annual supply contracts generally are awarded on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. Some sales also occur through a negotiated sales contract with third party customers, particularly in the U.K. In North America, the locations of the salt sources and distribution outlets also play a significant role in determining a supplier. We have an extensive network of over 70 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt and liquid magnesium chloride from our Ogden, Utah facility is also partially used for highway deicing.
     We produce highway deicing salt in the United Kingdom at our mining facility at Winsford, Cheshire, the largest rock salt mine in the United Kingdom. We believe our superior production capability and favorable logistics enhance our ability to meet peak winter demands. Because of our strong position, we are recognized as a key strategic provider by the United Kingdom’s Highway Agency. As such, in conjunction with the Highway Agency, we develop standards for deicing inventory products and services that are provided to them through their deicing application contractors. In the United Kingdom approximately 60% of our highway deicing business is on multi-year contracts.
     Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately 74% of deicing product sales (or 42% of consolidated sales) occur during the months of November through March when winter weather is most severe. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern United States where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A, “Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
     Chemical customers accounted for approximately 5% of our 2006 gross sales. Principal customers are producers of intermediate chemical products used in pulp bleaching, water treatment and a variety of other industrial uses. Our customers do not have a captive source of brine. Distribution into the chemical market is made primarily through multi-year supply agreements, which are negotiated privately. Price, service, product quality and security of supply are the major competitive market factors.
     Sales of our consumer and industrial products accounted for approximately 39% of our 2006 gross sales. We are the third largest producer of consumer and industrial salt in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer ice control, food processing, agricultural applications, as well as a variety of industrial applications. We believe that we are the largest private-label producer of water conditioning products in North America and sell more than 60 private labels of table salt to major retailers. Our Sifto® brand is well recognized in the Canadian market.
     We have maintained a significant presence in the consumer and industrial sector over recent years due to our strong focus on: (i) the Midwestern region of the United States; (ii) all of Canada; (iii) our distribution network to the grocery trade; and (iv) our relationships with large distributors of water conditioning salt.
     The consumer and industrial market is driven by strong customer relationships. Sales in the consumer and industrial salt product line occur through retail channels, such as grocery stores, building supply, hardware, mass merchants and feed suppliers. Distribution in the consumer and industrial salt product line is channeled through a direct sales force located in various parts of our service territories who sell products to distributors, dealers and end users. We also maintain a network of brokers who sell table salt, consumer deicing products and water conditioning products. These brokers service wholesalers, grocery chains and retailers, as well as the food-service industry.
     The table below shows our shipments of salt products (thousands of tons):

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

	Year ended December 31,
	2006		2005		2004
	Tons	%	Tons	%	Tons	%

North America – Highway Deicing	7,241	69	10,234	73	9,153	72
Europe – Highway Deicing	944	9	1,303	9	1,180	9
North America Consumer and Industrial	2,313	22	2,529	18	2,404	19

Total	10,498	100	14,066	100	12,737	100

     Competition — We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America but these mostly impact the East Coast and West Coast of the United States where we have minimal positions. In the United Kingdom, there are two other companies that produce highway deicing salt, one in Northern England and the other in Northern Ireland. There are no significant imports of highway deicing salt into the United Kingdom.
SPECIALTY FERTILIZER SEGMENT
     Sulfate of potash (“SOP”) is primarily used as a specialty fertilizer, providing essential potassium to crops which tend to be, though are not necessarily, high-value or chloride-sensitive, such as vegetables, fruits, tea, potatoes, grapes, nuts, tobacco and turf grass. We are the market leader in North America for SOP and market SOP products both domestically and overseas. We offer several grades of SOP, which are designed to better serve the special needs of our customers. Our SOP plant is the largest in North America and one of only two all-natural solar SOP plants in the world. In 2006, the specialty fertilizer segment accounted for approximately 17% of our gross sales.
Potash Industry Overview
     The annual worldwide consumption of all potash fertilizers is nearly 50 million tons. Muriate of potash, or potassium chloride, is the most common source of potassium and accounts for approximately 90% of all potash consumed in fertilizer production. SOP represents approximately 7% of potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, nitrate of potassium and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide (K2O) and different combinations of co-nutrients.
     Muriate of potash is the least expensive form of potash fertilizer based on the concentration of K2O and consequently, it is the most widely used potassium source for most crops. However, SOP (containing approximately 50% K2O) is utilized by growers for many high-value crops, especially where there are requirements for fertilizers with low chloride content. The use of SOP has been scientifically proven to improve the yield or quality of certain crops.
     Examples of crops where SOP is utilized to increase yield or quality include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass, including turf for golf courses. Approximately 72% of our annual SOP sales volumes in 2006 were made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.
Operations and Facilities
     All of our SOP production is located on the Great Salt Lake west of Ogden, Utah. It is the largest SOP production facility in North America. The evaporation facility utilizes solar energy and operates over 40,000 acres of evaporation ponds to produce salt, SOP and magnesium chloride from the brine of the Great Salt Lake. The property utilized in our operation is both owned and leased under annually renewing leases. This facility currently has the capacity to annually produce approximately 450,000 tons of SOP, approximately 500,000 tons of magnesium chloride and over 1.5 million tons of salt. These recoverable minerals exist in vast quantities in the Great Salt Lake. We estimate the recoverable minerals exceed 100 years of reserves at current production rates and capacities and are so vast that quantities will not be significantly impacted by our production. Our rights to extract these minerals are contractually limited although we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to continue extracting minerals and significantly extend the future recognized economic life of the reserves.
     The potassium bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high purity SOP in our production facility that has been in operation since 1967. We believe that our property and operating equipment are maintained in good working condition.
     We also use potassium chloride (KCl) as a raw material to supplement the Company’s solar harvest. We currently have a long-term contract with a supplier for the purchase of KCl which is subject to annual price changes based on prior year changes in the market price of KCl. KCl market prices have increased significantly over the past few years. Due to the time lag for the contract price adjustment, our contract pricing has been favorable to market during 2005 and 2006.
     Products and Sales — Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor SOP. We generally export SOP through major trading companies. International SOP sales volumes in 2006 were 28% of our annual SOP sales. We have an experienced global sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.
     The table below shows our shipments of SOP to the following regions (thousands of tons):

	Year Ended December 31,
	2006		2005		2004
	Tons	%	Tons	%	Tons	%

U.S.	270	72	288	73	280	73
Export(a)	107	28	108	27	106	27

Total	377	100	396	100	386	100

(a)	Export sales include product sold to foreign customers at U.S. ports.
     Competition - Approximately 45% of the world SOP capacity is located in Europe, 10% in the United States and the remaining 45% in various other countries. The world consumption of SOP totals about 4.2 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile, Canada and

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
Belgium. In addition, there is also some functional competition between SOP, muriate of potash and nitrate of potash. For exports into Asia, the Pacific Rim countries and Latin America, we compete with various local and European producers.
OTHER
     Prior to November 1, 2006, we owned 50% of a document storage and inert waste disposal business in the U.K. known as Minosus. Effective November 1, 2006, we acquired 100% of the document storage business (“DeepStore”) in exchange for our 50% ownership interest in Minosus, which continues to operate an inert waste disposal business. DeepStore conducts document storage and retrieval services utilizing certain excavated portions of our salt mine in Winsford, Cheshire. In January 2007, we acquired Interactive Records Management Limited, a document storage business located in London, England. At the present time, neither of these operations, individually or combined, has a significant share of the document storage market, nor are they material in comparison to our salt and specialty fertilizer segments.
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
     With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See Item 1A. “Risk Factors — Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.”
EMPLOYEES
     As of December 31, 2006, we had 1557 employees, of which 747 are employed in the United States, 688 in Canada and 122 in the United Kingdom. Approximately 35% of our U.S. workforce and 55% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, three will expire in 2007, two will expire in 2008 and four will expire in 2009. Additionally, approximately 8% of our workforce is employed in Europe where trade union membership is common. Although we consider our labor relations to be good, during 2006 we did experience an eight-week strike at our mine in Goderich, Ontario which was settled with a new three-year agreement. See Item 1A. “Risk Factors — If we are unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.”
PROPERTIES
     The table below sets forth our principal properties:

		Land and Related Surface
		Rights		Mineral Reserves
		Owned/	Expiration of	Owned/	Expiration of
Location	Use	Leased	Lease	Leased	Lease

Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP and solar salt production facility	Owned	N/A	Leased		(1)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023	(2)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022	(2)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2009/2016	(3)
Winsford, Cheshire, U.K.	Rock salt production facility	Owned	N/A	Owned	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2015	N/A	N/A

(1)	The Ogden lease automatically renews on an annual basis.

(2)	Subject to our right of renewal through 2043.

(3)	Consists of two leases expiring in 2009 and 2016 subject to our right of renewal through 2030 and 2037, respectively.
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
     Our mineral leases have varying terms. Some will expire after a set term of years, while others continue indefinitely. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. We believe we will be able to continue to extend our material mineral lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions. In addition, we own a number of properties and are party to non-mining leases that permit us to perform activities that are ancillary to our mining operations, such as surface use leases for storage at depots and warehouse leases. We believe that all of our leases were entered into at market terms.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
     The following map shows the locations of our principal salt and SOP production facilities:
ENVIRONMENTAL, HEALTH AND SAFETY MATTERS
     We produce and distribute crop and animal nutrients, salt and deicing products. These activities subject us to an evolving set of international, federal, state, provincial and local environmental, health and safety (“EHS”) laws that regulate, or propose to regulate: (i) product content; (ii) use of products by both us and our customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from our facilities; (vi) disposal, storage and management of hazardous and solid wastes; (vii) remediation of contamination at our facilities and third-party sites; and (viii) post-mining land reclamation. For new regulatory programs, it is difficult for us to ascertain future compliance obligations or estimate future costs until implementation of the regulations has been finalized and definitive regulatory interpretations have been adopted. We respond to regulatory requirements by making necessary modifications to our facilities and/or operating procedures.
     We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. We estimate that our 2007 EHS capital expenditures will total approximately $1.7 million, primarily related to safety improvements and highway deicing salt storage pads. We expect that our estimated expenditures in 2007 for reclamation activities will be approximately $0.4 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2007 or in the future.
     We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it’s probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2006, we had recorded environmental accruals of $2.1 million.
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

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
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
     In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, did not take final action with respect to this proposal and is not subject to any deadline to do so. In lieu of any toxicity designation or regulatory action, on April 3, 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for road salt users. The Code of Practice requires large road salt users to develop salt management plans. We do not believe that this will have a material direct effect on us, but the new salt management plans may lead our customers in Canada to require less road salt.
     Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any guidelines or regulations would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. We cannot predict whether any proposal to designate road salt as a toxic substance would be finalized or the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.
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
     The Mine Safety and Health Administration issued an amended final rule in May 2006 regulating diesel particulate matter in underground mines. This rule has a two-year phase-in period for the final diesel particulate matter standard and is applicable to our Cote Blanche salt mine in Louisiana. We are currently in compliance with the interim standard and believe we will achieve compliance with the final standard by the May 2008 effective date without incurring material amounts of additional expenditures.
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
     The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. We have completed the investigation of the soils and groundwater at the Kenosha site and remitted the findings to DATCP. DATCP has reviewed those findings and deferred our liability exemption request to the Wisconsin Department of Natural Resource (“DNR”). We expect the DNR to make a determination in 2007. If required, we would conduct all phases of any investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which would provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We would expect to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site if we do not receive the liability exemption

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
and are required to conduct further investigation or remedial actions.
     Remediation at Third-Party Facilities - Along with impacting the sites at which we have operated, various third parties have alleged that our past operations have resulted in contamination to neighboring off-site areas or third-party facilities including third-party disposal facilities for regulated substances generated by our operating activities. CERCLA imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under CERCLA, or its various state analogues, one party may potentially be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties.
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
     At the present time, we are not aware of any additional sites for which we expect to receive a notice from the EPA or any other party of potential CERCLA liability that would have a material affect on our financial condition, results of operations or cash flows. However, based on past operations, there is a potential that we may receive notices in the future for sites of which we are currently unaware or that our liability at currently known sites may increase. Taking into account established accruals, expenditures for our known environmental liabilities and site conditions currently are not expected, individually or in the aggregate, to be material or have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Risks Related to Our Business
     Mining operations are subject to a variety of risks and hazards which may not be covered by insurance.
     The process of mining involves risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature. Additionally, our rock salt mines are located near water bodies. Such occurrences could lead to uncontrolled water intrusion or flooding which could result in the complete loss of a mine or could otherwise result in damage or impairment to, or destruction of, mineral properties and production facilities, environmental damage, delays in mining and business interruption, and could result in personal injury or death. While we evaluate our risks and carry insurance policies to mitigate the risk of loss where economically feasible, not all of these risks are reasonably insurable and our insurance coverage may contain limits, deductibles, exclusions and endorsements. We cannot assure you that our coverage will be sufficient to meet our needs in the event of loss.
     Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.
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
     Our salt mines located in Cote Blanche, Lousiana and Goderich, Ontario, Canada constitute approximately 68% of our total salt production capacity. These underground salt mines supply substantially all of the salt product necessary to support our North American highway deicing product line and portions of our consumer and industrial salt products. Although sales and profitability of the highway deicing salt product line can vary from year to year due weather variations in our markets, over the last three years, sales of highway deicing products have averaged approximately 42% of our consolidated sales. An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations and cash flows.
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

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
We do not believe that this action will result in a material adverse financial effect on the Company.
     The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions may have an adverse effect on our results of operations and the price of our common stock.
     Our deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. On average, over the last three years, approximately 74% of deicing product sales (or 42% of consolidated sales) occur during the months of November through March when winter weather is most severe. We need to stockpile sufficient highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season.
     Weather conditions that impact our highway deicing product line include temperature, levels of precipitation, number of snow days and the duration and timing of snow fall in our relevant geographic markets. Lower than expected sales by us during this period could have a material adverse effect on our results of operations and the price of our common stock.
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
     Our production process consumes large amounts of natural gas, and KCl is used as a raw material feedstock to supplement our SOP solar harvest. A significant interruption in the supply or an increase in the price of either of these products could have a material adverse effect on our financial condition or results of operations.
     Energy costs, primarily natural gas and electricity, represented approximately 13% of our total production costs in 2006. Natural gas is a primary fuel source used in the evaporated salt production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures contracts. We have not entered into any long-term contracts for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. A significant increase in the price of natural gas that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
     We use potassium chloride (KCl) as a raw material feedstock in our SOP production process to supplement our solar harvest. We purchase substantially all of our KCl from Mosaic under a long-term contract where the pricing is typically determined by reference to a formula and has been favorable to market in recent years. Large positive or negative fluctuations can occur to the price we pay for product without a corresponding change in sales price for our customers. Consequently, this could change the profitability of these products which could materially affect our results of operations and cash flows. Additionally, KCl is used to produce some of our water conditioning products. If an adverse event were to occur preventing our supplier from delivering KCl, we cannot assure you that we could find a replacement vendor to economically fill our KCl requirements. Consequently this could reduce the amount of SOP and water conditioning products available which could adversely affect our results of operations and cash flows.
     Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
     Because of salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation tends to favor manufacturers located close to the customer. We contract shipping, barge, trucking and rail services to move salt from our production facilities to the distribution outlets and customers. A reduction in the availability of transportation services or a significant increase in transportation service rates could impair our ability to economically deliver salt to our markets and impair our ability to expand our markets.
     Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments and put pressure on the prices we can charge for our products.
     We encounter competition in all areas of our business. Competition in our product lines is based on a number of considerations, including product performance, transportation costs in salt distribution, brand reputation, price, quality of client service and support. Additionally, customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may have to adjust the prices of some of our products to stay competitive. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Some of our competitors have greater financial and other resources than we do.
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

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
     If we are unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.
     Labor costs, including benefits, represent approximately 30% of our total production costs in 2006. As of December 31, 2006, we had 1,557 employees, of which 747 are employed in the United States, 688 in Canada and 122 in the United Kingdom. Approximately 35% of our U.S. workforce and 55% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, three will expire in 2007, two will expire in 2008 and four will expire in 2009. Additionally, approximately 8% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.
     Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.
     We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada and Europe, including laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to air and water. For example CERCLA imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” (“PRPs”)) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, in the future we may incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.
     We have received notices from governmental agencies that we may be a PRP at certain sites under CERCLA or other environmental cleanup laws. In some cases, we have entered into “de minimis” settlement agreements with the United States with respect to certain CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions.
     At the present time, we are not aware of any additional sites for which we expect to receive a notice from the EPA of potential CERCLA liability that would have a material effect on our financial condition or results of operations. However, based on past operations there is a potential that we may receive such notices in the future for sites of which we are currently unaware. We currently do not expect our known environmental liabilities and site conditions, individually or in the aggregate, to have a material adverse impact on our financial position. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.
     We have also developed alternative mine uses. For example, we sold an excavated portion of our salt mine in the United Kingdom to a subsidiary of Veolia Environnement (“Veolia”), a business with operations in the waste management industry. That business is permitted by the jurisdictional environmental agency to dispose of certain stable types of hazardous waste in the area of the salt mine owned by them. We believe that the mine is stable and provides a secure disposal location separate from our mining operation. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account during our planning process, it is possible that material expenditures could be required in the future to further reduce this risk, or to remediate any future contamination.
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
     The Canadian government’s past proposal to designate road salt as a toxic substance could have a material adverse effect on our business, including reduced sales and the incurrence of substantial costs and expenditures.
     In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, did not take final action with respect to this proposal and is not subject to any deadline to do so. In lieu of any toxicity designation or regulatory action, on April 3, 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for road salt users. The Code of Practice requires large road salt users to develop salt management plans. We do not believe that this will have a material direct effect on us, but the new salt management plans may lead our customers in Canada to require less road salt.
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

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
conditions.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. We cannot predict whether any proposal to designate road salt as a toxic substance would be finalized or the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.
Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.
     We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret protection. The Company has registered or has filed applications to register its important trademarks. The Company has also obtained patents on some of its products and processes, and from time to time files new patent applications. Our patents, which vary in duration, may not preclude others from selling competitive products or using similar production processes. We cannot assure you that pending applications for protection of our intellectual property rights will be approved. We also rely on trade secret protection to guard confidential unpatented technology and when appropriate, we require that employees and third party consultants or advisors enter into confidentiality agreements. It is possible that our competitors could independently develop the same or similar technology or otherwise obtain access to our unpatented technology. Many of our important brand names are registered as trademarks in the United States and foreign countries. These registrations can be renewed if the trademark remains in use. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. If we are unable to maintain the proprietary nature of our technologies, we may lose the competitive advantage provided by our intellectual property. As a result, our results of operations may be adversely affected.
     Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.
     Since we manufacture and sell our products primarily in the United States, Canada and the United Kingdom, our business is subject to risks associated with doing business internationally. Our sales outside the United States, as a percentage of our total sales, were 29% for the year ended December 31, 2006. Accordingly, our future results could be adversely affected by a variety of factors, including:
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
     In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates could have a material adverse effect on our financial condition or results of operations. We have experienced and expect to experience economic loss and a negative impact on earnings from time to time as a result of foreign currency exchange rate fluctuations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Currency Fluctuations and Inflation and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.
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
     Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business. Furthermore, CMI is a holding company with no operations of its own and is dependent on our subsidiaries for cash.
     As of December 31, 2006, Compass Minerals had $585.5

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
million of outstanding indebtedness, including CMI’s discount notes consisting of $109.9 million of senior discount notes and $152.6 million of senior subordinated discount notes (“Discount Notes”), approximately $306.7 million of borrowings under CMG’s senior secured term loan facility and $16.3 million of borrowings under the CMG senior secured revolving credit facility. In addition, we have a stockholders’ deficit of $65.1 million. This level of leverage could have important consequences, including the following:
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
     Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to CMI for payment on our Discount Notes or to pay dividends on our capital stock. Accordingly, CMI’s ability to make payments on our Discount Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds to CMI from our subsidiaries. The terms of the CMG senior secured credit facilities limit the transferability of assets and the amount of dividends that our subsidiaries can distribute to CMI. The terms of CMG’s senior credit facilities also restrict our subsidiaries from paying dividends to CMI in order to fund cash interest payments on the Discount Notes if CMG does not comply with the provisions relating to the adjusted total leverage ratio and consolidated fixed charge coverage ratio, or if a default or event of default has occurred and is continuing under the senior secured credit facilities. We cannot assure you that CMG will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Discount Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
     Increasing interest rates would have an adverse affect on our interest expense under the senior secured credit facilities. Additionally, the restrictive covenants in the agreements governing our indebtedness may limit our ability to pursue our business strategies or may require accelerated payments on our debt.
     We pay variable interest on our senior secured credit facilities based on LIBOR or ABR. As of December 31, 2006, $250 million of our variable rate borrowings totaling $323.0 million has been hedged through an interest rate swap agreement. Consequently, increases in interest rates will adversely affect our cost of debt for the portion that has not been hedged.
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
     If we default under our senior secured credit facilities, the lenders could require immediate payment of the entire principal amount. These circumstances include nonpayment of principal, interest, fees or other amounts when due, a change of control, default under agreements governing our other indebtedness, material judgments in excess of $15,000,000 or inaccuracy of representations and warranties. Any default under our senior secured credit facilities or agreements governing our other indebtedness could lead to an acceleration of principal payments under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under our senior secured credit facilities would require immediate repayment, we would not be able to repay them and also repay our other indebtedness in full. Our ability to comply with these covenants and restrictions contained in our senior secured credit facilities and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.
Risks Related to Our Common Stock
     Our common stock price may be volatile.
     Our common stock price may fluctuate in response to a number of events, including, but not limited to:
•	our quarterly operating results;

•	weather conditions that impact our highway deicing product line;

•	future announcements concerning our business;

•	changes in financial estimates and recommendations by securities analysts;

•	changes and developments affecting internal controls over financial reporting;

•	actions of competitors;

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in government and environmental regulation;

•	changes and developments affecting the salt industry;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.
     We may be restricted from paying cash dividends on our common stock in the future.
     We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit annual dividends to $55 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if CMG’s total leverage ratio exceeds 4.25 or if a default or event of default has occurred and is continuing under the facilities. The terms of our indentures may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indentures and we are restricted from paying any cash dividend on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock) and our fixed charge coverage ratio. We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.
     Shares eligible for future sale may adversely affect our common stock price.
     Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, of which 32,097,123 shares of common stock were outstanding and 849,397 shares of common stock were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units, and vesting of restricted stock units as of December 31, 2006. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Executive Officers of the Registrant
     The following table sets forth the name, age and position of each person who is an executive officer on the date of this annual report.

Name	Age	Position

Angelo C. Brisimitzakis	48	President, Chief Executive Officer and Director

Ronald Bryan	54	Vice President and General Manager of Great Salt Lakes Minerals and Salt Union

Keith E. Clark	51	Vice President and General Manager, Consumer and Industrial

John Fallis	59	Vice President and General Manager, Highway Deicing

David J. Goadby	52	Vice President of Strategic Development

Rodney L. Underdown	40	Vice President, Chief Financial Officer, Treasurer and Secretary
     Angelo C. Brisimitzakis joined CMP as President and Chief Executive Officer in May 2006. Prior to joining CMP, Dr. Brisimitzakis was employed by Great Lakes Chemical Corporation from 1998 to 2005 where he most recently served as Executive Vice President and General Manager of flame retardants and performance

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
products following his position of Vice President, Global Supply Chain.
     Ronald Bryan has served as Vice President and General Manager of Salt Union Ltd., our U.K. subsidiary, since October of 2006 and Vice President and General Manager of CMP’s sulfate of potash business unit since January 2005. Mr. Bryan joined CMP in June 2003 as Vice President — Sales and Marketing, Highway Deicing. Prior to his career at CMP, Mr. Bryan was employed by Borden Chemical and Plastics, where he most recently served as Senior Vice President — Commercial.
     Keith E. Clark has served as the Vice President and General Manager, Consumer and Industrial for CMP since August 2004. He has served as the Vice President and General Manager of CMG’s consumer and industrial business unit since August 1997, when North American Salt Company was under the management of Harris Chemical Group.
     John Fallis was appointed Vice President and General Manager of CMP’s highway deicing product lines in January 2005. Mr. Fallis previously served as the Vice President, Mining of CMG since 1994, when CMG was under the management of Harris Chemical Group.
     David J. Goadby was named Vice President – Strategic Development for CMP in October 2006. Prior to this position, he served as Vice President of CMP since August 2004, Vice President of CMG since February 2002 and as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since April 1994, under the management of Harris Chemical Group.
     Rodney L. Underdown was appointed Chief Financial Officer of CMP in December 2002, has served as a Vice President of CMP since May 2002. Mr. Underdown has served as the Chief Financial Officer of CMG since February 2002 and Vice President, Finance of CMG since November 2001.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCK-HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PRICE RANGE OF COMMON STOCK
     Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2006 and 2005:

	First	Second	Third	Fourth

2006
Low	$21.98	$24.30	$24.51	$27.79
High	26.33	27.75	28.60	34.50
2005
Low	21.58	22.20	22.85	21.81
High	26.83	26.67	26.26	25.38
HOLDERS
     On February 16, 2007, the number of holders of record of our common stock was 37.
DIVIDEND POLICY
     We intend to pay quarterly cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant. See Item 1A. “Risk Factors – We may be restricted from paying cash dividends on our common stock in the future.”
     The Company paid quarterly dividends totaling $1.22 and $1.10 per share in 2006 and 2005, respectively. On February 9, 2007, our board of directors declared a quarterly cash dividend of $0.32 per share on our outstanding common stock. The dividend will be paid on March 15, 2007 to stockholders of record as of the close of business on March 1, 2007.
EQUITY COMPENSATION PLAN INFORMATION
     The following table sets forth information at December 31, 2006 concerning our common stock authorized for issuance under our equity compensation plan:

		Weighted-	Number of
	Number	average	securities
	of shares	exercise price	available for
	to be issued	of outstanding	issuance
Plan category	upon exercise	securities	under plan

Equity compensation plans approved by stockholders:
Stock options	746,182	$15.91
Restricted stock units	72,900	N/A

Total securities under approved plans	819,082		2,860,400
Equity compensation plans not approved by stockholders (1):
Deferred stock units	30,315	N/A	26,713

Total	849,397		2,887,113

(1)	Under the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, adopted effective October 1, 2004, non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company’s common stock. Accumulated deferred fees are distributed in the form of Company common stock.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA
     The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2006		2005		2004		2003		2002

Statement of Operations Data(1):
Sales	$660.7		$742.3		$639.9		$553.5		$459.0
Shipping and handling cost	201.8		227.2		182.5		159.2		131.8
Product cost (2)	245.3		275.8		240.1		216.4		175.0
Depreciation, depletion and amortization (3)	40.5		43.6		41.3		42.1		37.1
Selling, general and administrative expenses	53.7		56.4		55.1		45.7		38.4
Restructuring and other charges (4)	—		—		5.9		2.4		7.7
Operating earnings	119.4		142.9		118.8		91.2		72.1
Interest expense	53.7		61.6		59.0		53.7		39.8
Net earnings from continuing operations (5)	55.0		26.8		47.8		30.9		14.8
Net earnings from discontinued operations (1)	—		4.1		2.0		1.4		2.2
Dividends on preferred stock	—		—		—		1.2		10.6
Gain on redemption of preferred stock	—		—		—		(8.2)		—
Net earnings available for common stock	55.0		30.9		49.8		39.3		6.4
Per Share Data:
Weighted-average common shares outstanding:
Basic	32,345,962		31,487,975		30,604,597		32,492,792		35,039,110
Diluted	32,592,780		32,049,632		31,816,202		33,983,983		35,474,539
Net earnings from continuing operations per share:
Basic	$1.70		$0.85		$1.56		$1.17		$0.12
Diluted	1.69		0.84		1.50		1.12		0.12
Cash dividends declared per share	1.22		1.10		0.9375		2.85		—
Balance Sheet Data (at year end):
Total cash and cash equivalents	$7.4		$47.1		$9.7		$2.6		$11.9
Total assets	706.3		750.3		723.9		695.1		644.1
Series A redeemable preferred stock (6)	—		—		—		—		19.1
Total debt	585.5		615.9		583.1		603.3		507.8
Other Financial Data:
Ratio of earnings to fixed charges (7)	2.18	x	1.66	x	1.84	x	1.60	x	1.64	x

(1)	On December 30, 2005, we sold our Weston Point, England evaporated salt business. The results of those operations are classified as discontinued operations for all periods presented prior to the sale. The 2005 earnings from discontinued operations includes a gain of $3.7 million ($4.6 million before tax) on the sale of those operations.

(2)	“Product cost” is presented exclusive of depreciation, depletion and amortization.

(3)	“Depreciation, depletion and amortization,” for purposes of this table, excludes amortization of deferred financing costs but includes expense related to discontinued operations of $3.6 million, $3.8 million, $3.5 million and $3.1 million for 2005, 2004, 2003 and 2002, respectively.

(4)	“Restructuring and other charges” — During 2002, we incurred $7.7 million of transition costs in connection with separating the Company from Mosaic. During 2003, we incurred $2.4 million of costs related to the IPO. In November 2004, Apollo elected to terminate the amended management consulting agreement resulting in a final payment of approximately $4.5 million in that same month. Additionally, during 2004, we incurred $1.4 million of costs directly related to the completion of two secondary offerings completed in July 2004 and November 2004. Essentially all of these costs had been paid as of December 31, 2004.

(5)	Net earnings from continuing operations for 2005 includes $32.2 million of pre-tax expenses related to the early retirement of debt and income tax expense of $4.1 million resulting from the decision to repatriate $70 million of qualified foreign earnings pursuant to the American Jobs Creation Act.

(6)	During 2003, we redeemed all of the outstanding shares of series A redeemable preferred stock. In December 2002, certain holders of the series A redeemable preferred stock converted their preferred stock into subordinated discount notes, see Note 8 to our consolidated financial statements.

(7)	For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense excluding amounts allocated to discontinued operations, including the amortization of deferred debt issuance costs and the interest component of our operating rents.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The statements in this discussion regarding the industry outlook, our expectations for the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” You should read the following discussion together with Item 1A, “Risk Factors” and the consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K.
COMPANY OVERVIEW
     In 2001, Apollo Management V, L.P. (“Apollo”), acquired control of CMP from Mosaic Global Holdings Inc. (“Mosaic”), formerly IMC Global, Inc. Following the acquisition, Apollo, co-investors, management and directors owned approximately 81% of the outstanding common stock of CMP and Mosaic owned the remaining 19%.
     In December 2003, we completed an initial public offering of 16,675,000 shares of CMP common stock, par value $.01 per share, at an initial public offering price of $13.00 per share. Apollo and Mosaic each sold portions of their holdings of the Company’s common stock; the Company did not receive any of the proceeds from the sale. Then, in secondary stock offerings in July and November 2004, Apollo and Mosaic each sold their remaining equity interests in CMP.
     Headquartered in the Kansas City metropolitan area, Compass Minerals is the second-leading salt producer in North America and the largest in the United Kingdom. We operate 10 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our product lines include salt for highway deicing, consumer deicing, water conditioning, consumer and industrial food preparation, agriculture and industrial applications. In addition, Compass Minerals is North America’s leading producer of sulfate of potash (SOP), which is used in the production of specialty fertilizers for high-value crops and turf, and magnesium chloride, which is a premium deicing and dust-control agent. We also purchase potassium chloride to sell as a finished product.
     Salt is indispensable and enormously versatile with more than 14,000 uses. In addition, there is an absence of cost-effective alternatives. As a result, our cash flows are not materially impacted by economic cycles. We are among the lowest cost salt producers in our markets because our salt deposits are high grade and among the most extensive in the world, and because we use effective mining techniques and efficient production processes. Our SOP plant is the largest in North America and one of only two all-natural solar SOP plants in the Western Hemisphere. Our North American salt mines and SOP production facility are near either water or rail transport systems, which helps contain our shipping and handling costs. Shipping and handling costs account for a relatively large portion of the total cost of our delivered products. Because the highway deicing business accounts for nearly half of our annual sales, our business is seasonal and results will vary depending on the severity of the winter weather in our markets.
     The 2005-2006 winter season ended mildly compared to the prior two years and consequently, our 2006 fiscal year started out with relatively lower sales volumes. Additionally, the winter weather in our markets during our fourth quarter was also extremely mild compared to the prior two years, causing a further decline in comparative sales volumes. We also experienced lower sales volumes in our specialty fertilizer business in the southeastern and western United States as compared to 2005, due in part to prolonged wet weather conditions in certain areas of California which reduced the application of SOP.
     The trend of increasing freight and transportation costs and higher costs of energy and certain raw materials continued into 2006 though our price increases helped to minimize the impact on our margins.
     We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” based on a normal winter weather season and by improving our cost structure. We can employ our operating cash flow to pay dividends, re-invest in our business, pay down debt and make potential acquisitions.
     During 2006 we benefited from the December 2005 refinancing of substantially all of our 10% Subordinated Notes with our lower interest rate Credit Agreement. Additionally, we voluntarily made $40 million of early payments on our Term Loan to further strengthen our financial condition. These activities are expected to have an on-going impact on our future results.
Management’s Discussion of Critical Accounting Policies and Estimates
     The preparation of the consolidated financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from these estimates. We have identified the critical accounting policies and estimates that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
     Inventory Allowances — We record allowances for estimates of unrecoverable, unusable or slow moving finished goods and raw materials and supplies inventory. We adjust the value of certain inventory to the estimated market value to the extent that management’s assumptions of future demand, market or functional conditions indicate the cost basis is either in excess of market or the inventory will not be utilized or sold in future operations. If actual demand or conditions are less favorable than those projected by management, additional inventory write-downs may be required.
     Mineral Interests - As of December 31, 2006, we maintained $149.6 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
     Mineral interests are primarily amortized on a units-of-

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
production method based on third-party estimates of recoverable reserves. Our rights to extract minerals are generally contractually limited by time or lease boundaries. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, the assigned lives may be less than those projected by management, or if the actual size, quality or recoverability of the minerals is less than the estimated probable reserves, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.
     Income Taxes – Developing our provision for income taxes and analyzing our potential tax exposure items requires significant judgment and assumptions as well as a thorough knowledge of the tax laws in various jurisdictions. These estimates and judgments occur in the calculation of certain tax liabilities and in the assessment of the likelihood that we will be able to realize our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. Based on all available evidence, both positive and negative, the weight of that evidence and the extent such evidence can be objectively verified, we determine whether it is more likely than not that all, or a portion of, the deferred tax assets will be realized.
     In evaluating our ability to realize our deferred tax assets, we consider the sources and timing of taxable income, our ability to carryback tax attributes to prior periods, qualifying tax-planning strategies, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, our assumptions include the amount of pre-tax operating income according to different federal, international and state taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about material estimates, assumptions and uncertainties in connection with the forecasts of future taxable income, the merits in tax law and assessments regarding previous taxing authorities’ proceedings or written rulings, and, while they are consistent with the plans and estimates we use to manage the underlying businesses, differences in our actual operating results or changes in our tax strategies, tax credits or our assessment of the tax merits of our positions could affect our future assessments.
     As of December 31, 2006 we had $16.5 million of deferred tax assets resulting from prior years’ U.S. NOL carryforwards and $15.3 million of alternative minimum tax credit carryforwards that can be used to reduce our future tax liability. As a result of our analysis of the realization of our deferred tax assets at December 31, 2006, we concluded that $2.9 million of valuation allowance was required for our deferred tax assets related to our U.S. net operating loss carryforwards because management believes they will not be realized. In the future, if we determine, based on the existence of sufficient evidence, that more or less of our deferred tax assets are more-likely-than-not to be realized, an adjustment to the valuation allowance will be made in the period such a determination is made. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from forecasted amounts.
     In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with SFAS 5 for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
     Taxes on Foreign Earnings — Our effective tax rate reflects the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S., but would be subject to U.S. federal income taxes, less applicable foreign tax credits or deductions. As described in Note 6 to the consolidated financial statements, during the fourth quarter of 2005 we established a domestic reinvestment plan which was approved by our board of directors, and determined the Company would repatriate $70 million of qualifying foreign earnings pursuant to the American Jobs Creation Act of 2004 (the “Jobs Act”). Under the Jobs Act, repatriated earnings during this one year period would be allowed one-time dividends received deduction of 85%, resulting in a federal tax rate of approximately 5.25% on the repatriated earnings. Notwithstanding amounts repatriated under the Jobs Act, we believe that the remaining undistributed earnings of our foreign subsidiaries will continue to be indefinitely reinvested.
     Pension Plans — We select our actuarial assumptions for our pension plans after consultation with our actuaries and investment consultants. These assumptions include discount rates, expected long-term rates of return on plan assets and rate of compensation increases which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, or to increase pension expense or our pension liability.
     We have two defined benefit pension plans covering some of our employees in the United States and the United Kingdom. The size of the U.S. plan is not significant as compared to the U.K. plan. The U.K. plan was closed to new participants in 1992. We set our discount rate for the U.K. plan based on AA corporate bond yields with an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio. Assumed salary increases are set considering the statutory provisions that are used to calculate the actual pension benefits in the U.K. Our funding policy has been to make the minimum annual contributions required by applicable regulations although a special payment of $4.0 million was made during the first quarter of 2006 to fund the plan for expected benefits payable to former employees of the discontinued evaporated salt business that was sold December 30, 2005. Contributions totaled $5.2 million, $1.8 million and $1.9 million during the years ended December 31, 2006, 2005 and 2004, respectively. See Note 7 to the consolidated financial statements for additional discussion of our pension plans.
     Other Significant Accounting Policies — Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

equity compensation instruments and environmental accruals require difficult judgments on complex matters. Certain of these matters are among topics frequently discussed by accounting standards setters and regulators.
RESULTS OF OPERATIONS
     The following table presents consolidated financial information with respect to sales from continuing operations for our salt and specialty fertilizer segments for the years ended December 31, 2006, 2005 and 2004. On December 30, 2005, we sold our Weston Point, England evaporated salt business, which results have been classified as discontinued operations. Accordingly, the following table and discussion of our results of operations exclude the discontinued operations (see Note 13 to the consolidated financial statements). The following table also excludes sales totaling $0.8 million from DeepStore, our document storage business acquired effective November 1, 2006 (see Note 12 to the Consolidated Financial Statements). The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this annual report on Form 10-K.

	Year Ended December 31,
Dollars in millions except per ton data	2006	2005	2004

Sales by Segment:
Salt sales	$549.6	$639.6	$552.3
Less: salt shipping and handling	186.4	212.4	168.7

Salt product sales	363.2	427.2	383.6

Specialty fertilizer (SOP) sales	110.3	102.7	87.6
Less: SOP shipping and handling	15.4	14.8	13.8

Specialty fertilizer product sales	$94.9	$87.9	$73.8

Sales Volumes (thousands of tons)
Highway deicing salt	8,185	11,537	10,333
Consumer and industrial salt	2,313	2,529	2,404
Specialty fertilizer	377	396	386

Average Sales Price (per ton)
Highway deicing salt	$35.63	$33.07	$30.85
Consumer and industrial salt	111.53	102.08	97.17
Specialty fertilizer	292.39	259.56	226.88

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
Sales
     Sales for the year ended December 31, 2006 of $660.7 million decreased $81.6 million, or 11% compared to $742.3 million for the year ended December 31, 2005. Sales include revenues of $0.8 million generated by DeepStore and revenues from the sale of our products, or “Product Sales,” as well as shipping and handling fees incurred in delivering salt and specialty fertilizer products to the customer. Such shipping and handling fees were $201.8 million during the year ended December 31, 2006, a decrease of $25.4 million, or 11% compared to $227.2 million for the year ended December 31, 2005. The decrease in shipping and handling-related fees for the year ended December 31, 2006 was due to the lower volumes of products sold as compared to 2005, partially offset by higher shipping costs due to higher fuel costs and increases in transportation rates.
     Product Sales for the year ended December 31, 2006 of $458.1 million decreased $57.0 million, or 11% compared to $515.1 million for 2005. Salt Product Sales for the year ended December 31, 2006 of $363.2 million decreased $64.0 million, or 15% compared to $427.2 million for the same period in 2005 while specialty fertilizer Product Sales of $94.9 million increased $7.0 million, or 8% compared to $87.9 million in 2005.
     The $64.0 million decrease in salt Product Sales for 2006 compared to 2005 can primarily be attributed to the lack of ice and snowfall in our markets during the winter weather seasons (first and fourth quarters) of 2006 when compared to the relatively severe weather in those same periods of 2005. Sales volumes for our North American and U.K. highway deicing products fell by approximately 29% or approximately $72.6 million. Our consumer and industrial sales volumes also fell by approximately 9% or $21.1 million due to lower sales of consumer deicing products. Additionally, volume declines reflect the impact of an eight-week strike in early 2006 at our Goderich mine which depleted inventory levels resulting in lower sales to our chemical customers. Salt product price improvements partially offset these volume declines however, increasing sales by approximately $23.8 million. Finally, our foreign sales were favorably impacted by the strengthening of the Canadian dollar and British pound sterling, increasing salt sales by approximately $5.6 million when compared to exchange rates during 2005.
     The $7.0 million increase in specialty fertilizer Product Sales results from 2006 price increases which contributed approximately $10.2 million when compared to sales prices for 2005, partially offset by a 5% decline in sales volumes, primarily in the southeastern and western United States. The lower volumes are due in part to the prolonged wet weather conditions in the western United States during 2006 spring season which reduced the application of specialty potash fertilizer in that area.
Gross Profit
     Gross profit for the year ended December 31, 2006 of $173.1 million decreased $26.2 million, or 13% compared to $199.3 million for 2005. As a percent of sales, gross margin of 26% decreased slightly from 27% in 2005. The gross profit attributable to highway deicing products fell $29.9 million partially offset by increases in gross profit on consumer and industrial and specialty fertilizer products of $3.0 million and $0.7 million, respectively. The reduced sales volumes discussed above negatively impacted gross profit by approximately $47.0 million while the sales price increases of approximately $34.0 million and a $5.1 million business interruption insurance recovery, recorded as a reduction to product cost, partially offset this decline. The business interruption claim was due to a temporary production interruption at our Goderich mine in late 2004 which resulted in unavailable finished product inventory during the first quarter of 2005 when winter weather conditions continued to be more severe than normal in certain of our markets. The reduced gross profit also reflects higher transportation costs, the impact of the strike at our Goderich mine and higher production costs, principally higher natural gas costs and increased raw material costs for our specialty fertilizer products. Potassium chloride (KCl), a raw material used in making our sulfate of potash fertilizer, is purchased under a long-term supply contract with annual changes based on previous year changes in the market price for KCl. The pricing under this contract was favorable to market during 2005 and 2006 although the contract price increased significantly during 2006 and will cause further costs increases in

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

2007. Although our sales price increases achieved during 2006 have more than offset the cost increase, we cannot predict whether future sales prices will be sufficient to offset future cost increases.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses for the year ended December 31, 2006 of $53.7 million decreased $2.7 million, or 5% compared to $56.4 million for the same period in 2005. The decrease primarily reflects lower professional service fees, lower administrative costs following the sale of the evaporated salt business in December 2005, and lower variable compensation expense in 2006 partially offset by the effect of the strengthening of the Canadian dollar and British pound sterling against the U.S. dollar.
Interest Expense
     Interest expense for the year ended December 31, 2006 of $53.7 million decreased $7.9 million compared to $61.6 million for the same period in 2005. This decrease primarily reflects our lower overall weighted average interest rate compared to 2005 due to the December 2005 refinancing of substantially all of our 10% senior subordinated notes with the lower-rate senior secured credit agreement. This decrease was partially offset by the higher principal balances of our senior discount notes and senior subordinated discount notes due to interest accretion as discussed in Note 8 to the consolidated financial statements, and the allocation of interest expense to discontinued operations in the prior year periods as discussed in Note 13 to the consolidated financial statements.
Other, Net
     Other income, net of $4.1 million for the year ended December 31, 2006 improved compared to other expense, net of $38.7 million for the same period of 2005. The income in 2006 primarily reflects foreign exchange gains and interest income whereas the 2005 period primarily includes expenses associated with the refinancing of debt and foreign exchange losses. In the fourth quarter of 2005, we replaced our existing term loan and revolving credit facilities with a new senior secured credit agreement (“Credit Agreement”). In addition, we completed a tender offer and redeemed $323.0 million of our 10% Senior Subordinated Notes. In connection with these transactions, during 2005 we expensed $26.5 million of tender premium and $6.7 million of previously unamortized deferred financing costs, net of unamortized issuance premium as discussed in Note 8 to the consolidated financial statements.
Income Tax Expense
     Income tax expense for the year ended December 31, 2006 of $14.8 million decreased $1.0 million compared to $15.8 million for the same period in 2005. As discussed in Note 6 to the consolidated financial statements, during 2005 we established a domestic reinvestment plan and determined we would repatriate $70 million of qualified foreign earnings under the American Jobs Creation Act of 2004. Accordingly, we recorded additional U.S. income tax expense attributable to these earnings of approximately $4.1 million during 2005. Earlier in 2005 the Company repatriated funds from its U.K. subsidiary through a one-time repayment to a U.S. subsidiary of a portion of a pound-sterling-denominated loan resulting in a foreign currency exchange gain for tax purposes only. Consequently, the Company recorded a $5.4 million charge to income tax expense. Additionally, in 2005 we recorded a tax benefit of $5.9 million for the reversal of previously recorded income tax reserves related to matters previously determined to have an uncertain outcome, and expense for other income tax adjustments of $1.1 million.
     Excluding the impact of the specific items discussed above, income tax expense increased primarily reflecting higher income before income taxes in 2006. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, repatriation of foreign earnings, foreign currency exchange gains recognized for tax purposes only (as discussed above), state income taxes (net of federal benefit), foreign income, mining and withholding taxes, net of U.S. deductions, changes in the expected utilization of previously reserved NOLs and interest expense recognition differences for tax and financial reporting purposes.
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
     Product Sales for the year ended December 31, 2005 of $515.1 million increased $57.7 million, or 13% compared to $457.4 million for 2004. Salt Product Sales for the year ended December 31, 2005 of $427.2 million increased $43.6 million, or 11% compared to $383.6 million for the same period in 2004 while sales of specialty fertilizer products of $87.9 million increased $14.1 million, or 19% compared to $73.8 million in 2004.
     The $43.6 million increase in salt Product Sales for 2005 primarily reflects higher sales volumes of North American highway deicing products and higher prices, resulting in increases of $15.3 million and $10.8 million, respectively, compared to 2004. The higher volumes (1,082,000 tons) reflect the more severe winter weather during the first and fourth quarters of 2005 compared with 2004. Additionally, sales increased over 2004 by $2.6 million from our U.K. highway deicing business reflecting higher sales volumes (122,000 tons), particularly in the fourth quarter. The higher sales volumes from our North American consumer and industrial products (126,000 tons) also improved product revenues by $6.8 million over 2004. Finally, the favorable impact of the strengthening of the Canadian dollar increased salt sales by approximately $7.8 million over the prior year.
     Specialty fertilizer Product Sales for the year ended December 31, 2005 of $87.9 million increased $14.1 million, or 19% compared to $73.8 million for the same period in 2004. Price improvements contributed $11.4 million of the increase while higher volumes sold increased sales by approximately $2.5 million.
Gross Profit
     Gross profit for the year ended December 31, 2005 of $199.3 million increased $19.5 million, or 11% compared to $179.8 million for 2004. The increase in gross profit primarily reflects the impact of improved prices and volumes for our North American highway deicing and specialty fertilizer products which increased 2005 margins over 2004 by approximately $17.4 million and $13.0

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

million, respectively, partially offset by lower margins on our consumer and industrial products of $2.4 million, and higher overall production costs of $9.8 million. The strengthening of the Canadian dollar also lead to an increase in gross profit of approximately $1.7 million due to foreign exchange rate changes. Overall, our gross margin percentage on salt products decreased 2%, while our specialty fertilizer gross margin percentage increased 5%.
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
Income Tax Expense
     Income tax expense for the year ended December 31, 2005 of $15.8 million increased $11.6 million compared to $4.2 million for the same period in 2004. As discussed in Note 6 to the consolidated financial statements, during 2005 we established a domestic reinvestment plan and determined we would repatriate $70 million of qualified foreign earnings under the American Jobs Creation Act of 2004. Accordingly, we recorded additional U.S. income tax expense attributable to these earnings of approximately $4.1 million during the fourth quarter. Earlier in 2005 the Company repatriated funds from its U.K. subsidiary through a one-time repayment to a U.S. subsidiary of a portion of a pound-sterling-denominated loan resulting in a foreign currency exchange gain for tax purposes only. Consequently, the Company recorded a $5.4 million charge to income tax expense. Additionally, in 2005 we recorded a tax benefit of $5.9 million for the reversal of previously recorded income tax reserves related to matters previously determined to have an uncertain outcome, and expense for other income tax adjustments of $1.1 million. During 2004 we benefited from a reduction in the valuation allowance against our deferred tax assets of $12.2 million. The reduction to the valuation allowance in 2004 was primarily due to a change in the timing of projected future taxable income, exclusive of reversals of existing taxable temporary differences.
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
Liquidity and Capital Resources
Historical Cash Flow
     Our historical cash flows from operating activities have generally been stable. We have used cash generated from operations to meet our working capital needs, to fund capital expenditures, to pay dividends and to voluntarily make early repayments on our debt. When we cannot meet our liquidity or capital needs with cash from operations which may result from the seasonality of our business or other causes, we meet those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources.
For the year ended December 31, 2006
     Cash and cash equivalents of $7.4 million as of December 31, 2006 decreased $39.7 million from December 31, 2005 as the proceeds from the December 30, 2005 sale of our Weston Point, England evaporated salt business were used during 2006 to help fund working capital needs as well as investing and financing activities. Additionally, we made a special payment of approximately $4.0 million to fund the U.K. pension plan for expected benefits payable to former employees of the discontinued evaporated salt business.
     Net cash flow generated by operating activities for the year ended December 31, 2006 was $95.6 million, an increase of $7.7 million from the year ended December 31, 2005. A portion of these cash flows resulted from the collection of accounts receivable balances generated from the robust sales due to the severe winter weather experienced during the fourth quarter of 2005. This contributed to the overall decrease in accounts receivable of $71.2 million. Because the fourth quarter of 2006 was relatively mild in terms of winter weather precipitation, our inventory levels still reflect the off-season build-up. Consequently, the cash flow generated from the collection of accounts receivable was partially offset by the higher inventory levels, which, together with the higher unit cost, resulted in the $64.4 million increase in inventory. During 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) — “Share-based Payment” and changed the classification of excess tax benefits realized upon the exercise of stock options from operating activities to financing activities.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

     Net cash used by investing activities for the year ended December 31, 2006 was $40.8 million, primarily reflecting capital expenditures of $36.4 million, including $11.9 million of expenditures to replace an existing underground rock salt mill in Canada and complete the expansion of our magnesium chloride facilities. The mill is expected to be placed in service in the first half of 2007. We have also begun a project to expand our rock salt production capacity at our Goderich mine by approximately 750,000 tons. This expansion, consisting primarily of new equipment, began during the third quarter with expenditures to date totaling $2.7 million. The expansion is expected to be completed by 2008 at a total cost of approximately $11 million. The remaining expenditures were primarily for routine replacements and cost reduction projects.
     During 2006, in addition to the $3.4 million of scheduled payments on our term loan, we voluntarily made $40.0 million of early payments, reduced our revolver balance by $13.9 million and redeemed the remaining $2.0 million of our Senior Subordinated Notes. Additionally during 2006, we made $39.5 million of dividend payments. As discussed above, in accordance with SFAS 123(R), we have classified the excess tax benefits realized from option exercises as a financing activity beginning in 2006.
For the year ended December 31, 2005
     Net cash flow generated by operating activities for the year ended December 31, 2005 was $87.9 million. Strong fourth quarter sales in 2005 resulted in a higher level of working capital employed at year-end. Accounts receivable balances increased $50.0 million while inventories decreased by $13.0 million from the prior year-end. Additionally the redemption of our Senior Subordinated Notes (discussed below) in December 2005 resulted in an early payment of interest on those notes, contributing to a $9.0 million reduction in current liabilities.
     Net cash generated by investing activities for the year ended December 31, 2005 was $0.8 million, as our capital expenditures nearly offset the proceeds received from the sale of our U.K. evaporated salt business. Our capital expenditures of $31.8 million included $26.8 million of routine replacements at our facilities and cost reduction projects, and $5.0 million of expenditures to begin the expansion of our magnesium chloride facilities and to start construction of an underground rock salt mill in Canada.
     During 2005, we voluntarily made $37.7 million of early payments on our term loan. During the fourth quarter of 2005, we replaced the existing credit facilities with a new $475 million senior secured credit agreement (“Credit Agreement”) as discussed in Note 8 to the consolidated financial statements. We borrowed against our new Credit Agreement to complete a tender offer and redeem $323.0 million of our Senior Subordinated Notes. In connection with the redemption, we incurred $26.5 million in tender premium and related fees. Additionally, during 2005, we made $34.7 million of dividend payments.
For the year ended December 31, 2004
     Net cash flow generated by operating activities for the year ended December 31, 2004 was $99.7 million. Cash generated from operating activities included $0.8 million provided by a decrease in working capital. The primary working capital reductions were increases in accounts payable and accrued expenses of $22.8 million and decreases in inventories of $1.9 million, offset in part by an increase in receivables of $23.9 million. These changes were primarily related to increased sales in the fourth quarter of 2004 as compared to the same period in 2003.
     Net cash flow used by investing activities for the year ended December 31, 2004 was $26.0 million. We had capital expenditures during 2004 of $22.9 million to maintain our business and $4.0 million for cost reduction and new opportunity projects.
     Net cash flow used by financing activities was $71.2 million and was primarily due to $40.0 million of voluntary principal repayments that reduced the amount of long-term debt outstanding under our term loan credit facility, $28.7 million of dividends paid and a $3.0 million pay down of our revolving credit facility. These outflows were partially offset by $1.2 million of proceeds from stock option exercises.
Capital Resources
     We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.
     We incurred substantial indebtedness in connection with the Recapitalization. Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business. Furthermore, CMI is a holding company with no operations of its own and is dependent on our subsidiaries for cash.”
     As discussed in Note 8 to the consolidated financial statements, at December 31, 2006, we had $123.5 million in aggregate principal amount at maturity of 12 3/4% Senior Discount Notes due 2012 and $179.6 million in aggregate principal amount at maturity of 12% Senior Subordinated Discount Notes due 2013. Under our $475 million Credit Agreement, we had $306.7 million of borrowings outstanding under the Term Loan and $16.3 million of borrowings outstanding under the Revolving Credit Facility. Letters of credit totaling $12.2 million reduced available borrowing capacity to $96.5 million.
     In the future, we may borrow additional amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
     In connection with the Recapitalization, we received NOLs and expect to realize cash tax savings as we utilize them. As of December 31, 2006, we had approximately $41.7 million of NOLs remaining that expire between 2007 and 2022. These NOLs may be used to offset a portion of future taxable income, through the year 2022, and thereby reduce our U.S. federal income taxes otherwise payable. The Internal Revenue Code of 1986, as amended, or the “Code,” imposes significant limitations on the utilization of NOLs in the event of an “ownership change,” as defined in Section 382 of the Code. Generally, an ownership change occurs with respect to a corporation if the aggregate increase in the percentage of stock ownership by value of that corporation by one or more 5% stockholders, including specified groups of stockholders who, in the aggregate, own at least 5% of that corporation’s stock (including a group of public stockholders), exceeds 50 percentage points over a three-year testing period. The Company has incurred three ownership changes, placing annual limitations on the amount of each loss carryforward utilization. We cannot assure you that we will be able to use all of the NOLs to offset future taxable income or

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

that the NOLs will not become subject to additional limitations due to future ownership changes. Due to the uncertainty that these carryforwards will be utilized, a valuation allowance of $2.9 million at December 31, 2006 has been established against the deferred tax asset for the portion of the carryforward that we did not conclude was more likely than not to be utilized.
     We have two defined benefit pension plans for certain of our U.K. and U.S. employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations although we did make a special contribution of approximately $4 million in 2006 to fund the portion of the past benefits related to employees of the discontinued evaporated salt business in the U.K. Since the plans’ accumulated benefit obligations are in excess of the fair value of the plans’ assets, we may be required to use cash from operations above our historical levels to further fund these plans in the future. However, both plans are currently funded in excess of 80% of the accumulated benefit obligations.
     At December 31, 2006, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial statements.
     Our contractual cash obligations and commitments as of December 31, 2006 are as follows (in millions):
Payments Due by Period

Contractual Cash Obligations	Total	2007	2008	2009	2010	2011	Thereafter

Long-term Debt (a)	$626.1	$3.1	$3.1	$3.1	$19.4	$3.1	$594.3
Interest (b)	339.6	21.8	49.8	58.1	57.9	56.6	95.4
Operating Leases (c)	22.6	6.0	4.5	2.8	2.1	1.4	5.8
Unconditional Purchase Obligations (d)	10.5	9.0	0.3	0.3	0.3	0.3	0.3
Estimated Future Pension Benefit Obligations(e)	28.3	2.5	2.5	2.8	2.8	2.8	14.9

Total Contractual Cash Obligations	$1,027.1	$42.4	$60.2	$67.1	$82.5	$64.2	$710.7

Amount of Commitment Expiration per Period

Other Commitments	Total	2007	2008	2009	2010	2011	Thereafter

Letters of Credit	$12.2	$12.2	$—	$—	$—	$—	$—
Performance Bonds (f)	18.1	18.1	—	—	—	—	—

Total Other Commitments	$30.3	$30.3	$—	$—	$—	$—	$—

(a)	Includes the aggregate principal amounts at maturity for the senior discount notes of $123.5 million and the senior subordinated discount notes of $179.6 million.

(b)	Based on maintaining existing debt balances to maturity. Interest on the Credit Agreement varies with LIBOR. The December 31, 2006 rate of 6.46% was used for this calculation.

(c)	We lease property and equipment under non-cancelable operating leases for varying periods.

(d)	We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under a purchase contract with a supplier. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2006.

(e)	Note 7 to our consolidated financial statements provides additional information.

(f)	Note 10 to our consolidated financial statements provides additional information under Sales Contracts.
     Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Revolving Credit Facility, will be adequate to meet our liquidity needs over the next 12 months.
     As a holding company, CMI’s investments in its operating subsidiaries, including Compass Minerals Group, constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. The terms of the CMG senior secured credit facilities limit the transferability of assets and the amount of dividends that our subsidiaries can distribute to CMI. The terms of CMG’s senior credit facilities also restrict our subsidiaries from paying dividends to CMI in order to fund cash interest payments on the senior discount notes and the senior subordinated discount notes if CMG does not comply with the provisions relating to the adjusted total leverage ratio and consolidated fixed charge coverage ratio, or if a default or event of default has occurred and is continuing under the senior secured credit facilities. We cannot assure you that CMG will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Discount Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
Sensitivity Analysis Related to EBITDA
     Management uses a variety of measures to evaluate the performance of CMP. We analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas while the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows. In addition to using

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

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

	For the Year Ended December 31,
	2006	2005	2004

Net earnings from continuing operations	$55.0	$26.8	$47.8
Interest expense	53.7	61.6	59.0
Income tax expense	14.8	15.8	4.2
Depreciation, depletion and amortization related to continuing operations (a)	40.5	40.0	37.5

EBITDA from continuing operations	$164.0	$144.2	$148.5

(a)	Amount excludes $3.6 million and $3.8 million of expense related to discontinued operations during 2005 and 2004, respectively.
     EBITDA does however include other items, both cash and non-cash in nature, which management believes are not indicative of the ongoing operating performance of our core business operations. During 2005, we replaced our existing credit facility with a new senior secured credit facility, and we completed a tender offer and redeemed $323.0 million of our senior subordinated notes. In connection with these transactions, we expensed $6.7 million of deferred financing costs, net of issuance premium related to the retired debt, and expensed $26.5 million of tender premium and related fees. During 2004, Apollo terminated the amended management consulting agreement resulting in a final payment of $4.5 million for all services rendered under the agreement and we expensed $1.4 million for costs associated with the two secondary offerings of our stock. EBITDA also includes other non-operating income and (expenses), primarily foreign exchange gains and losses resulting from the translation of intercompany obligations and interest income totaling $4.1 million, $(5.5) million and $(7.8) million for 2006, 2005 and 2004 respectively.
Effects of Currency Fluctuations and Inflation
     We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 29% of our 2006 sales in foreign currencies, and we incurred 28% of our 2006 total operating expenses in foreign currencies. Additionally, we have $109.8 million of net assets denominated in foreign currencies. The net weakening U.S. dollar against these currencies since 2004 has had a positive impact on our sales and EBITDA. Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
Seasonality
     We experience a substantial amount of seasonality in our sales, primarily with respect to our deicing products. Consequently, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.
Recent Accounting Pronouncements
     During 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes” (FIN 48). This guidance is intended to provide increased consistency in the application of FASB Statement No. 109 — “Accounting for Income Taxes” by providing guidance with regard to the recognition and measurement of uncertain tax positions, the accrual of interest and penalties, and increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. The measurement of the uncertain tax position will be based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. For Compass Minerals, this interpretation is effective beginning January 1, 2007.
     Although we have historically used the “more likely than not” threshold for recognizing our uncertain tax positions, we have not previously employed the concept of cumulative probability for measurement purposes. However, based on an evaluation of our uncertain tax positions using the new measurement criteria, this interpretation is currently not expected to have a material impact on our financial condition or results of operations.
     The FASB also issued FASB Statement No. 157 — “Fair Value

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

Measurements” during 2006. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It provides a frame-work for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements already required or permitted by other statements; it does not impose additional fair value measurements. This statement is effective for fair-value measurements beginning in fiscal years beginning after November 15, 2007. Currently, management does not expect this statement to have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158 — “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This statement requires postretirement benefit plan sponsors to recognize the funded status of their benefit plans on their balance sheets, measure the fair value of the plan assets and benefit obligations as of the year-end balance sheet date and provide additional disclosures. The recognition and disclosure requirements are effective for years ending after December 15, 2006 while the measurement date provision isn’t required until years ending after December 15, 2008.
     We sponsor two defined benefit plans and accordingly, we adopted the recognition and disclosure provisions of SFAS 158 for our 2006 annual pension evaluation and disclosure. As required by the statement and discussed further in Note 7 to the Consolidated Financial Statements, we recorded the funded status of the plans (the difference between the each of the projected benefit obligations and the fair value of each plan’s assets) on the Consolidated Balance Sheet as of December 31, 2006 with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from initial adoption of SFAS 87, all of which were previously netted against the plans’ funded status under SFAS 87. These amounts will be amortized to net periodic pension cost in future years. There was no effect on the Company’s Consolidated Statement of Operations or on prior year statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency translation risk and commodity pricing risk. Management may take actions to mitigate our exposure to these types of risks including entering into forward purchase contracts and other financial instruments. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes.
Interest Rate Risk
     As of December 31, 2006, we had $306.7 million of debt outstanding under the Term Loan and $16.3 million outstanding under our Revolving Credit Facility, each bearing interest at variable rates. As described in Note 9 to the consolidated financial statements, we are a party to an interest rate swap agreement to hedge the variability in interest rates relative to $250 million notional amount of our Term Loan, declining by $50 million each year through maturity in 2011. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of Term Loan outstanding and an average level of Revolving Credit Facility, a one hundred basis point increase in the average interest rate under these borrowings would increase the interest expense related to the unhedged portion of our variable rate debt by approximately $0.6 million. Actual results may vary due to changes in the amount of variable rate debt outstanding and actual changes in interest rates.
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
     Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $3.7 million impact on operating earnings for the year ended December 31, 2006. Actual changes in market prices or rates will differ from hypothetical changes.
Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities
     We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional volumes hedged are based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual gas price swaps to effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas and hedge up to approximately 90% of our expected natural gas usage. We have determined that these financial instruments qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. The notional amount of natural gas derivative contracts outstanding at December 31, 2006 expiring within one year, and those expiring in greater than one year, total 2.2 million and 1.4 million British thermal units, respectively.
     Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2006 would have increased our cost of sales by approximately $0.3 million. Actual results will vary due to actual changes in market prices and consumption.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Compass Minerals International, Inc.
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in note 7 to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for its defined benefit pension plans by adopting the recognition and disclosure provisions of FAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.
    /s/Ernst & Young LLP
Kansas City, Missouri
February 21, 2007

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Compass Minerals International, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Compass Minerals International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Compass Minerals International, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006 of Compass Minerals International, Inc. and our report dated February 21, 2007 expressed an unqualified opinion thereon.
     /s/Ernst & Young LLP
Kansas City, Missouri
February 21, 2007

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Compass Minerals International, Inc.:
In our opinion, the consolidated statements of operations, of stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the results of operations and cash flows of Compass Minerals International, Inc. and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 2004 information included in the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule information are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule information based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Kansas City, Missouri
March 15, 2005, except for the reclassifications to the 2004 financial statements relating to the effects of the discontinued operation described in Note 13, as to which the date is February 23, 2006

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$7.4	$47.1
Receivables, less allowance for doubtful accounts of $1.6 in 2006 and $1.7 in 2005	114.0	183.0
Inventories	146.1	81.5
Deferred income taxes, net	8.5	12.7
Other	7.8	10.1

Total current assets	283.8	334.4
Property, plant and equipment, net	374.6	366.1
Intangible assets, net	21.5	22.5
Other	26.4	27.3

Total assets	$706.3	$750.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3.1	$3.5
Accounts payable	73.0	82.4
Accrued expenses	23.0	23.4
Accrued salaries and wages	12.3	21.4
Income taxes payable	2.9	7.8
Accrued interest	4.7	0.9

Total current liabilities	119.0	139.4
Long-term debt, net of current portion	582.4	612.4
Deferred income taxes, net	11.1	43.7
Other noncurrent liabilities	58.9	33.9
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Common Stock:
$0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	0.3	1.0
Treasury stock, at cost - 3,270,141 shares at December 31, 2006 and 3,532,940 shares at December 31, 2005	(6.2)	(6.7)
Accumulated deficit	(95.4)	(115.5)
Accumulated other comprehensive income	35.8	41.7

Total stockholders’ equity (deficit)	(65.1)	(79.1)

Total liabilities and stockholders’ equity (deficit)	$706.3	$750.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2006	2005	2004

Sales	$660.7	$742.3	$639.9
Shipping and handling cost	201.8	227.2	182.5
Product cost	285.8	315.8	277.6

Gross profit	173.1	199.3	179.8
Selling, general and administrative expenses	53.7	56.4	55.1
Other charges	—	—	5.9

Operating earnings	119.4	142.9	118.8

Other expense:
Interest expense	53.7	61.6	59.0
Other (income) expense, net	(4.1)	38.7	7.8

Earnings from continuing operations before income taxes	69.8	42.6	52.0
Income tax expense	14.8	15.8	4.2

Net earnings from continuing operations	55.0	26.8	47.8
Net earnings from discontinued operations, net of income tax expense (benefit) of $(0.1) and $0.7 for 2005 and 2004, respectively	—	0.4	2.0
Gain from the sale of discontinued operations, net of income tax expense of $0.9	—	3.7	—

Net earnings	$55.0	$30.9	$49.8

Basic net earnings per share:
Continuing operations	$1.70	$0.85	$1.56
Discontinued operations	—	0.13	0.07

Basic net earnings per share	$1.70	$0.98	$1.63

Basic weighted-average shares outstanding	32,345,962	31,487,975	30,604,597

Diluted net earnings per share:
Continuing operations	$1.69	$0.84	$1.50
Discontinued operations	—	0.13	0.07

Diluted net earnings per share	$1.69	$0.97	$1.57

Diluted weighted-average shares outstanding	32,592,780	32,049,632	31,816,202

Cash dividends per share	$1.22	$1.10	$0.9375

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
Consolidated Statements of Stockholders’ Equity (Deficit)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
(In millions)	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2003	$0.3	$14.6	$(9.7)	$(158.8)	$25.5	$(128.1)
Comprehensive income:
Net earnings				49.8		49.8
Minimum pension liability adjustment, net of tax of $0.2					0.6	0.6
Unrealized gain on cash flow hedges, net of tax of $-					0.1	0.1
Cumulative translation adjustments					12.1	12.1

Comprehensive income						62.6
Dividends on common stock		(18.9)		(9.8)		(28.7)
Stock options exercised	0.1	4.0	1.2			5.3
Stock-based compensation		0.5				0.5

Balance, December 31, 2004	0.4	0.2	(8.5)	(118.8)	38.3	(88.4)
Comprehensive income:
Net earnings				30.9		30.9
Minimum pension liability adjustment, net of tax of $1.0					3.1	3.1
Unrealized gain on cash flow hedges, net of tax of $0.7					1.3	1.3
Cumulative translation adjustment					(1.0)	(1.0)

Comprehensive income						34.3
Dividends on common stock		(7.1)		(27.6)		(34.7)
Stock options exercised		7.1	1.8			8.9
Stock-based compensation		0.8				0.8

Balance, December 31, 2005	0.4	1.0	(6.7)	(115.5)	41.7	(79.1)
Comprehensive income:
Net earnings				55.0		55.0
Minimum pension liability adjustment, net of tax of $0.9					(2.0)	(2.0)
Unrealized loss on cash flow hedges, net of tax of $2.9					(5.2)	(5.2)
Cumulative translation adjustment					5.6	5.6

Comprehensive income						53.4
Adjustment for initial adoption of SFAS 158, net of tax of $1.8					(4.3)	(4.3)
Dividends on common stock		(4.6)		(34.9)		(39.5)
Stock options exercised		2.2	0.5			2.7
Stock-based compensation		1.7				1.7

Balance, December 31, 2006	$0.4	$0.3	$(6.2)	$(95.4)	$35.8	$(65.1)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2006	2005	2004

Cash flows from operating activities:
Net earnings	$55.0	$30.9	$49.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	40.5	43.6	41.3
Finance fee amortization	1.4	2.3	2.3
Net gain from the sale of discontinued operations	—	(3.7)	—
Loss on early extinguishment of long-term debt	0.1	33.2	—
Excess tax benefit from exercise of stock options	—	7.4	4.0
Accreted interest	29.5	26.2	23.6
Deferred income taxes	(23.2)	(15.1)	(22.6)
Changes in operating assets and liabilities:
Receivables	71.2	(50.0)	(23.9)
Inventories	(64.4)	13.0	1.9
Other assets	(0.4)	(1.9)	—
Accounts payable, income taxes payable and accrued expenses	(21.2)	(2.7)	22.8
Other noncurrent liabilities	4.7	4.1	(0.9)
Other, net	2.4	0.6	1.4

Net cash provided by operating activities	95.6	87.9	99.7

Cash flows from investing activities:
Capital expenditures	(36.4)	(31.8)	(26.9)
Proceeds from the sale of discontinued operations	—	36.2	—
Other, net	(4.4)	(3.6)	0.9

Net cash provided by (used in) investing activities	(40.8)	0.8	(26.0)

Cash flows from financing activities:
Proceeds from the issuance of long-term debt	—	350.0	—
Principal payments on long-term debt	(45.4)	(360.7)	(40.6)
Revolver activity	(13.9)	20.0	(3.0)
Tender premium and fees paid to redeem debt	(0.1)	(26.5)	—
Dividends paid	(39.5)	(34.7)	(28.7)
Proceeds received from stock option exercises	0.4	1.5	1.2
Excess tax benefits from stock option exercises	2.3	—	—
Deferred financing costs	—	(3.4)	(0.1)

Net cash used in financing activities	(96.2)	(53.8)	(71.2)

Effect of exchange rate changes on cash and cash equivalents	1.7	2.5	4.6

Net change in cash and cash equivalents	(39.7)	37.4	7.1
Cash and cash equivalents, beginning of the year	47.1	9.7	2.6

Cash and cash equivalents, end of year	$7.4	$47.1	$9.7

Supplemental cash flow information:
Interest paid	$19.9	$47.1	$35.6
Income taxes paid, net of refunds and indemnification	29.3	24.0	9.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
Notes to Consolidated Financial Statements
1. ORGANIZATION AND FORMATION
     Compass Minerals International, Inc., through its subsidiaries, (“CMP,” “Compass” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom. Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”). CMP serves a variety of markets, including highway and consumer deicing, dust control, agriculture, food processing, chemical processing and water conditioning. Compass Minerals International, Inc. has no operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of Compass Minerals International, Inc., its wholly owned subsidiary, Compass Minerals Group, Inc. (“CMG”) and the consolidated results of CMG’s wholly-owned subsidiaries. CMG’s primary operating subsidiaries include the entities listed below:
•	North American Salt Company (“NASC”)

•	Carey Salt Company

•	Sifto Canada Corp. (“Sifto”)

•	Great Salt Lake Minerals Corporation

•	Salt Union Limited (“SUL”) and subsidiaries
     On November 28, 2001, Apollo Management V, L.P. (“Apollo”), through its subsidiary YBR Holdings LLC (“YBR Holdings”), acquired control of CMP from Mosaic Global Holdings Inc. (“Mosaic”), formerly IMC Global, Inc., pursuant to a recapitalization transaction (“Recapitalization”) with assets and liabilities of CMG retaining their historical value. Following the Recapitalization, Apollo, co-investors and management owned approximately 81% of the outstanding common stock of CMP and Mosaic owned approximately 19% of the outstanding common stock of CMP.
     In December 2003, the Company completed an initial public offering of 16,675,000 shares of its common stock, par value $.01 per share, at an initial public offering price of $13.00 per share. Apollo and Mosaic each sold portions of their holdings of the Company’s common stock. The Company did not receive any proceeds from the sale of the shares. In July and November 2004, Apollo and Mosaic sold their remaining equity interests in CMP in two separate secondary stock offerings. Again, the Company did not receive any proceeds from the sale of the shares.
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
c. Reclassifications:
     Certain prior year amounts have been reclassified to conform to the current year presentation.
d. Discontinued Operations:
     On December 30, 2005, Compass sold its evaporated salt business in the U.K. Accordingly, the results of operations from this business were reclassified to discontinued operations in the Consolidated Statements of Operations and related notes for the years ended December 31, 2005 and 2004. Interest from the portion of debt carried to support the operations of the Company was allocated to discontinued operations based on its proportionate amount of net assets available to service that debt. See Note 13 for further discussion.
e. Foreign Currency Translation
     Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the average rates of exchange for the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income. Aggregate exchange gains (losses) from transactions denominated in a currency other than the company’s functional currency included in other expense for the years ended December 31, 2006, 2005 and 2004, were $2.3 million, ($6.1) million and ($6.9) million, respectively.
f. Revenue Recognition:
     The Company recognizes revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include amounts charged to customers for shipping and handling costs which are expensed when the related product is sold.
g. Cash and Cash Equivalents:
     The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in bank deposit accounts with several commercial banks with high credit ratings in the U.S., Canada and Europe. The Company does not believe it is exposed to any significant credit risk on cash and cash equivalents.
h. Accounts Receivable and Allowance for Doubtful Accounts:
     Receivables consist almost entirely of trade accounts receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by business line. We review our past due account balances for collectibility and adjust our allowance for doubtful accounts accordingly. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered. We do not have off-balance sheet credit exposure related to our customers.
i. Inventories:
     Inventories are stated at the lower of cost or market. Finished

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of our mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt, potassium chloride and specialty fertilizer products readily available for sale. All costs associated with the production of salt and specialty fertilizer products at our producing locations are captured as inventory costs. Additionally, since our products are often stored at third-party warehousing locations, we include in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.
j. Property, Plant and Equipment:
     Property, plant and equipment are stated at cost and include interest on funds borrowed to finance construction. The costs of replacements or renewals which improve or extend the life of existing property are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in operations.
     Property, plant and equipment also includes mineral interests. The Company leases probable mineral reserves at several of its extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate. The Company’s leased mineral interests are primarily amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years. The weighted average amortization period for these probable mineral reserves is 90 years as of December 31, 2006. The Company also owns other mineral properties. The weighted average life for these probable owned mineral reserves is 50 years as of December 31, 2006.
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
     The Company’s other fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of our property, plant and equipment:

Land improvements	10 to 20 years
Buildings and structures	20 to 40 years
Leasehold and building improvements	10 to 20 years
Machinery and equipment – vehicles	3 to 10 years
Machinery and equipment – other mining and production	10 to 15 years
Furniture and fixtures	3 to 10 years
Mineral interests	20 to 99 years

     The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” Retirement obligations are not material to the Company’s financial position, results of operations or cash flows.
     To review for possible impairments, the Company uses methodology prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company reviews long-lived assets and the related mineral reserves for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.
k. Intangible Assets:
     The Company follows the accounting rules for intangible assets as set forth in SFAS No. 142. Under these rules, intangible assets deemed to have finite lives are amortized over their estimated useful lives which, for CMP, range from 5 to 25 years. The Company reviews its intangible assets for impairment when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.
l. Other Noncurrent Assets:
     Other noncurrent assets include deferred financing costs of $11.0 million as of December 31, 2006 and 2005 net of accumulated amortization of $3.5 million and $2.2 million as of December 31, 2006 and 2005, respectively. Deferred financing costs are being amortized to interest expense on a straight-line basis over the terms of the debt to which the costs relate.
     Certain inventories of spare parts and related inventory of approximately $8.6 million and $8.4 million at December 31, 2006 and 2005, respectively, which will be utilized with respect to long-lived assets, have been classified in the consolidated balance sheets as other noncurrent assets.
     The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 7. As of December 31, 2006, investments representing amounts deferred by employees and Company contributions totaling $5.3 million were included in other noncurrent assets on the consolidated balance sheets.
m. Income Taxes:
     The Company accounts for income taxes using the liability method in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under the liability method, deferred taxes are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company’s foreign subsidiaries file separate company returns in their respective jurisdictions. Any penalties and interest that are accrued on the Company’s uncertain tax positions are included as a component of income tax expense.
     In evaluating our ability to realize our deferred tax assets, we consider the sources and timing of taxable income, including the reversal of existing

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
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
n. Environmental Costs:
     Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs, after taking into account reimbursement by third parties. The Company’s environmental accrual was $2.1 million as of December 31, 2006 and 2005.
o. Equity Compensation Plans:
     CMP has equity compensation plans administered by the board of directors of CMP, whereby stock options and restricted stock units are available for grant to employees of, consultants to, or directors of CMP. Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) – “Share-Based Payment” for accounting for its equity compensation awards using the modified prospective transition method. Because the Company had previously recognized compensation expense for the fair value of its stock-based compensation in accordance with SFAS 123, the adoption of SFAS 123(R) had no impact on the amount of compensation expense recognized in the Consolidated Statements of Operations. However, beginning in 2006, the tax benefits realized upon the exercise of stock options in excess of amounts accrued for book purposes have been included as a financing activity in the Consolidated Statements of Cash Flows whereas the excess benefits were included in operating activities in prior years. See Note 11 for additional discussion.
p. Earnings per Share:
     Basic earnings per share is computed by dividing net earnings by the weighted-average number of outstanding common shares during the period including participating securities with distribution rights equal to common stockholders. Diluted earnings per share reflects the potential dilution that could occur under the treasury stock method of calculating the weighted-average number of outstanding common shares (i.e. assuming proceeds from the potential exercise of employee stock options are used to repurchase common stock).
q. Derivatives:
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
     The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations. The Company hedges its risk of changes in natural gas prices through the use of swap agreements. The Company also uses an interest rate swap agreement to hedge the variability of a portion of its future interest payments on its variable rate debt. All of these derivative instruments held by the Company as of December 31, 2006 and 2005 qualify as cash flow hedges and accordingly, the change in fair value of the swaps, net of applicable taxes, is recorded to other comprehensive income until the underlying transaction affects earnings.
r. Acquisition of a Business:
     Prior to November 1, 2006, the Company owned 50% of a document storage and inert waste disposal business located in the U.K. known as Minosus. Effective November 1, 2006, Compass acquired 100% of the document storage business (“DeepStore”), consisting primarily of property and equipment with an estimated fair value of $7.3 million and a net working capital liability of $0.3 million, in exchange for its ownership interest in Minosus, which had a carrying value of approximately $7.0 million. The results of operations for DeepStore have been included in the Consolidated Statements of Operations since the date of acquisition.
s. Concentration of Credit Risk:
     The Company sells its salt products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern United States, and throughout Canada and the United Kingdom. Its magnesium chloride products are sold primarily to governmental agencies and retailers in the Midwestern United States and Canada. The Company’s specialty fertilizer products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2006, or for more than 10% of accounts receivable at December 31, 2006 or 2005.
t. Recent Accounting Pronouncements:
     During 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes” (FIN 48). This guidance is intended to provide

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
increased consistency in the application of FASB Statement No. 109 – “Accounting for Income Taxes” by providing guidance with regard to the recognition and measurement of uncertain tax positions, the accrual of interest and penalties, and increased disclosure requirements. In particular, this interpretation requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits. The measurement of the uncertain tax position will be based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. Any resulting cumulative effect of applying the provisions of FIN 48 upon adoption will be reported as an adjustment to the beginning balance of retained earnings (deficit) in the period of adoption. For Compass Minerals, this interpretation is effective beginning January 1, 2007.
     While management has historically used the “more likely than not” threshold for recognizing our uncertain tax positions, we have not used the concept of cumulative probability to measure the uncertain tax positions. However, based on an evaluation of the Company’s uncertain tax positions using the new measurement criteria, this interpretation is currently not expected to have a material impact on the Company’s financial condition or results of operations.
     The FASB also issued FASB Statement No. 157 – “Fair Value Measurements” during 2006. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It provides a frame-work for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements already required or permitted by other statements; it does not impose additional fair value measurements. This statement is effective for fairvalue measurements beginning in fiscal years beginning after November 15, 2007. Currently, management does not expect this statement to have a material impact on our financial condition or results of operations.
     Also during 2006, the FASB issued SFAS No. 158 – “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132.(R)” (SFAS 158). This statement requires postretirement benefit plan sponsors to recognize the funded status of their benefit plans on their balance sheets, measure the fair value of the plan assets and benefit obligations as of the year-end balance sheet date and provide additional disclosures. The recognition and disclosure requirements are effective for years ending after December 15, 2006 while the measurement date provision isn’t required until years ending after December 15, 2008. The Company sponsors two defined benefit plans as discussed in Note 7 and accordingly, the effect of adopting the recognition provision is included in the Company’s consolidated financial statements as of December 31, 2006. This statement had no effect on the Company’s consolidated financial statements for 2005 or 2004. The Company currently uses a November 30 measurement date for its plans, and is evaluating the timing and methods of adoption for the change in the measurement date provision.
3. INVENTORIES
     Inventories consist of the following at December 31 (in millions):

	2006	2005

Finished goods	$129.9	$67.7
Raw materials and supplies	16.2	13.8

Total inventories	$146.1	$81.5

4. PROPERTY PLANT AND EQUIPMENT
     At December 31, 2006, mineral interests include leased probable mineral reserves of approximately $152.2 million and owned mineral properties of approximately $28.5 million, with accumulated depletion of $13.7 million and $17.4 million, respectively. At December 31, 2005, mineral interests totaled approximately $178.0 million with accumulated depletion of $27.1 million.
     Property, plant and equipment consists of the following at December 31 (in millions):

	2006	2005

Land and Buildings	$142.8	$137.6
Machinery and equipment	424.4	403.8
Furniture and fixtures	15.1	13.3
Mineral interests	180.7	178.0
Construction in progress	20.0	12.6

	783.0	745.3
Less accumulated depreciation and depletion	(408.4)	(379.2)

Property, plant and equipment, net	$374.6	$366.1

5. INTANGIBLE ASSETS
     In 2003, the Company purchased, for $24.8 million, intangible assets related to Mosaic’s SOP marketing business including customer lists related to its Carlsbad, New Mexico SOP product line and rights to produce SOP at Mosaic’s Carlsbad, New Mexico facility. The Company allocated approximately $0.5 million to a long-term customer contract and the remaining $24.3 million to the rights to produce SOP at Mosaic’s Carlsbad facility. Each intangible asset is amortized on a straight-line basis over its respective life, five years for the long-term sales contract and 25 years for the rights to produce SOP at Mosaic’s facility. Neither asset has a residual value. As of December 31, 2006 and 2005, accumulated amortization of the intangible assets totaled approximately $3.3 million and $2.3 million, respectively. Amortization expense is approximately $1.1 million annually through 2008 and $1.0 million thereafter through 2028.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
6. INCOME TAXES
     The following table summarizes the Company’s income tax provision related to earnings from continuing operations for the years ended December 31 (in millions):

	2006	2005	2004

Current:
Federal	$22.2	$19.5	$8.6
State	1.3	2.1	1.4
Foreign	14.5	9.3	16.8

Total current	38.0	30.9	26.8

Deferred:
Federal	(19.5)	(11.4)	(16.5)
State	(1.6)	(1.0)	(1.4)
Foreign	(2.1)	(2.7)	(4.7)

Total deferred	(23.2)	(15.1)	(22.6)

Total provision for income taxes	$14.8	$15.8	$4.2

     The following table summarizes components of income from continuing operations before taxes and the effects of significant adjustments to tax computed at the federal statutory rate for the years ended December 31 (in millions):

	2006	2005	2004

Domestic income	$45.5	$0.5	$22.1
Foreign income	24.3	42.1	29.9

Income from continuing operations before tax	$69.8	$42.6	$52.0

Computed tax at the federal statutory rate of 35%	$24.4	$14.9	$18.2
Foreign income, mining, and withholding taxes, net of U.S. federal deduction	3.9	1.7	1.5
Percentage depletion in excess of basis	(6.9)	(6.2)	(6.1)
Reversal of tax reserves due to new tax agreement beween U.S. and Canada	—	(5.9)	—
Domestic tax reserves, net of reversals	4.1	4.2	—
Foreign currency exchange gain	—	5.4	—
Repatriation of foreign earnings	—	4.1	—
State income taxes, net of federal income tax benefit	0.1	0.3	(0.1)
Change in valuation allowance on deferred tax assets	(7.5)	(2.2)	(12.2)
Interest expense recognition differences	(2.9)	0.5	1.2
Other	(0.4)	(1.0)	1.7

Provision for income taxes	$14.8	$15.8	$4.2

Effective tax rate	21%	37%	8%

     Under SFAS No. 109 deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax law, of temporary differences between the values of assets and liabilities recorded for financial reporting and tax purposes, and of net operating losses and other carryforwards. The significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in millions):

	2006	2005

Current deferred taxes:
Deferred tax assets:
Net operating loss carryforwards	$—	$5.3
Inventory reserve	2.0	$1.4
Accrued expenses	2.1	3.2
Other, net	4.4	2.8

Current deferred tax assets	$8.5	$12.7

Non-current deferred taxes:
Property, plant and equipment	$77.0	$83.4

Total deferred tax liabilities	77.0	83.4

Deferred tax assets:
Net operating loss carryforwards	16.5	21.6
Alternative minimum tax credit carryforwards	15.3	6.2
Interest on discount notes	30.7	21.2
Other, net	6.3	1.1

Subtotal	68.8	50.1
Valuation allowance	(2.9)	(10.4)

Total deferred tax assets	65.9	39.7

Net non-current deferred tax liabilities	$11.1	$43.7

     At December 31, 2006, the Company had net operating loss carryforwards of approximately $41.7 million. The Company is a loss corporation as defined in Section 382 of the Internal Revenue Code. The Company has previously incurred three ownership changes placing annual limitations on the utilization of each loss carryforward. If not utilized, these carryforwards expire between 2007 and 2022. The Company also has a U.S. federal alternative minimum tax credit carryforward at December 31, 2006 of approximately $15.3 million. This credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.
     The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to net operating loss carryforwards that it does not believe will, more likely than not, be realized. As of December 31, 2006 and 2005, the Company’s valuation allowance was $2.9 million and $10.4 million, respectively. The $7.5 million reduction in the valuation allowance in 2006 was primarily due to our ability to utilize more net operating loss carryforwards annually and the projected timing of future taxable income, exclusive of reversals of taxable temporary differences. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
     During 2005, the U.S. Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities. The event resulted in a change in certain tax estimates by management. Accordingly, in 2005, the Company reversed previously recorded income tax reserves of $5.9 million related to matters previously determined to have an uncertain outcome.
     Also in 2005, the Company repatriated funds from its U.K. subsidiary through a one-time repayment to a U.S. subsidiary of a portion of a pound-sterling-denominated loan. The repayment resulted in a foreign exchange gain for tax purposes only, which is taxable in the U.S. and for which the Company recorded a $5.4 million charge to income tax expense. The previously unrealized foreign exchange gain was recorded as a component of accumulated

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
other comprehensive income in stockholders’ equity in previous periods and was not recorded in the consolidated statements of operations.
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
American Jobs Creation Act of 2004 — Repatriation of Foreign Earnings
     The Company maintains undistributed foreign earnings outside of the United States in Canada and the United Kingdom. Most of the amounts held outside the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable realizable foreign tax credits or deductions, if any. Prior to the fourth quarter of 2005, the Company had not provided for the U.S. federal tax liability on these amounts for financial statement purposes, since these foreign earnings were considered indefinitely reinvested outside the U.S.
     The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction resulted in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act had to be satisfied as well. During the fourth quarter of 2005 the Company’s Chief Executive Officer established a domestic reinvestment plan which was approved by the board of directors, and management determined the Company would repatriate $70 million of qualifying foreign earnings before the end of its February 28, 2006 tax year. Accordingly, during the fourth quarter of 2005, the Company recorded income tax expense of approximately $4.1 million for this repatriation. Use of the funds is governed by a domestic reinvestment plan, as required by the Jobs Act.
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
     Excluding the Jobs Act repatriation, the Company estimates that its remaining indefinitely reinvested earnings for which no U.S. federal tax liability has been recognized is approximately $80.0 million at December 31, 2006.
7. PENSION PLANS AND OTHER BENEFITS
     The Company has two defined benefit pension plans for certain of its U.K. and U.S. employees. The size of the U.S. plan is not significant as compared to the U.K. plan. The U.K. plan was closed to new participants in 1992. Benefits of the U.K. plan are based on a combination of years of service and compensation levels.
     The Company’s funding policy is to make the minimum annual contributions required by applicable regulations. During the years ended December 31, 2006, 2005 and 2004, contributions to the plans totaled approximately $5.2 million, $1.8 million and $1.9 million, respectively. Contributions in 2006 included a special contribution of approximately $4.0 million to fund the portion of the U.K. plan for benefits earned and expected to be paid to the former employees of the evaporated salt business that was sold in December 2005. Management expects total contributions during 2007 will be approximately $1.0 million.
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

	Plan Assets at December 31,
Asset Category	2006	2005

Cash and cash equivalents	7%	3%
Equity Securities	69	72
Debt Securities	24	25

Total	100%	100%

     The Company adopted the recognition and disclosure provisions of SFAS 158 for its 2006 annual pension evaluation and disclosure. Accordingly, the Company recorded the funded status of its plans (the difference between the projected benefit obligations and the fair value of each plan’s assets) on the Consolidated Balance Sheet as of December 31, 2006 with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from initial adoption of SFAS 87, all of which were previously netted against the plans’ funded status under SFAS 87. These amounts will be amortized to net periodic pension cost in future years. Future actuarial gains and losses will be recognized as a component of other comprehensive income in the years in which they arise and will subsequently be amortized to net periodic pension costs.
     The incremental effects of adoption the provision of SFAS 158 on the Company’s Consolidated Balance Sheet as December 31, 2006 are shown in the table below. There was no effect on the Company’s Consolidated Statement of Operations or on prior year statements.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

	At December 31, 2006
	Prior to	Effect of
	Adopting	Adopting
	SFAS	SFAS	As
	158	158	Reported

Intangible pension asset	$0.3	$(0.3)	$—
Accrued pension liability	(5.6)	(5.9)	(11.5)
Deferred income taxes	2.3	1.8	4.1
Accumulated other comprehensive income	5.4	4.3	9.7

     Accumulated other comprehensive income at December 31, 2006 includes unrecognized actuarial losses of $13.5 million ($9.5 net of tax) and unrecognized prior service costs and transition obligation totaling $0.3 million ($0.2 million, net of tax). The amount expected to be recognized through net periodic pension cost during 2007 is $0.5 million ($0.4 million, net of tax), primarily relating to the amortization of unrecognized actuarial losses.
     The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2006	2005	2004

Discount rate	5.00%	5.25%	5.25%
Expected return on plan assets	6.60	6.70	6.25
Rate of compensation increase	2.75	2.75	2.75

     The overall expected long-term rate of return on assets is a weighted-average expectation for the return on plan assets based on the targeted and expected portfolio composition. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category. The Company determines its discount rate for the U.K. plan based on AA corporate bond yields with an average duration closely matching the expected benefit payments under our plan. Assumed salary increases are set considering the statutory provisions that are used to calculate the actual pension benefits in the U.K.
     The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Future Expected
Calendar Year	Benefit Payments

2007	$2.5
2008	2.5
2009	2.8
2010	2.8
2011	2.8
2012 – 2016	14.9

     The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans, based on a November 30 measurement date, as of December 31 (in millions):

	2006	2005

Change in benefit obligation:
Benefit obligation as of January 1	$70.9	$70.8
Service cost	0.9	1.3
Interest cost	3.8	3.6
Actuarial loss	4.2	3.9
Benefits paid	(3.4)	(2.1)
Currency fluctuation adjustment	9.8	(7.1)
Other	0.2	0.5

Benefit obligation as of December 31	$86.4	$70.9

Change in plan assets:
Fair value as of January 1	$58.2	$54.6
Actual return	6.1	9.2
Company contributions	5.5	1.8
Currency fluctuation adjustment	8.3	(5.6)
Benefits paid	(3.4)	(2.1)
Other	0.2	0.3

Fair value as of December 31	$74.9	$58.2

Funded status of the plans	$(11.5)	$(12.7)

     As of December 31, 2005, $2.4 million of the funded status had been recognized. The unrecognized components of the funded status consisted of unrecognized actuarial losses, prior service costs and a transition liability of $9.9 million, $0.2 million and $0.2 million, respectively.
     The accumulated benefit obligations for the defined benefit pension plans were $80.5 million and $66.0 million, as of December 31, 2006 and 2005, respectively. The accumulated benefit obligations are in excess of the plans’ assets.
     The components of net pension expense were as follows for the years ended December 31 (in millions):

	2006	2005	2004

Service cost for benefits earned during the year	$0.9	$1.3	$1.2
Interest cost on projected benefit Obligation	3.8	3.6	3.3
Return on plan assets	(4.4)	(3.5)	(2.9)
Net amortization and deferral	0.3	0.7	0.6
Other	—	0.1	—

Net pension expense	$0.6	$2.2	$2.2

     The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance. Expense attributable to these Savings Plans was $3.9 million, $5.2 million and $4.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company also sponsors a non-qualified plan for certain of its executive officers and key employees who are limited by existing regulations in their ability to participate in qualified plans. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions based on a percentage of their deferred salary, profit sharing contributions and any investment income

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
(loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company actually invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications. As of December 31, 2006, investments totaling $5.3 million were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities on the Consolidated Balance Sheets. Compensation expense recorded for this plan totaled $1.1 million, $0.5 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively, including amounts attributable to investment income totaling $0.5 million, $0.2 million and $0.3 million.
8. LONG TERM DEBT
     During the fourth quarter of 2005, CMI’s subsidiary, CMG, entered into a $475 million senior secured credit agreement (“Credit Agreement”) with a syndicate of financial institutions, amending and restating the previously existing credit facilities. The new Credit Agreement consists of a $350 million term loan (“Term Loan”) and a $125 million revolving credit facility (“Revolving Credit Facility”), of which $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the revolver includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. Interest on the Credit Agreement is variable, based on either the Eurodollar Rate (LIBOR) or a Base Rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin which is dependent on upon CMG’s leverage ratio. As of December 31, 2006, the weighted average interest rate on the Credit Agreement was 6.87%. The Term Loan is due in quarterly installments of principal and interest and matures in September 2012. The scheduled principal payments total $3.1 million annually but the loan may be prepaid at any time without penalty. The Revolving Credit Facility matures in December 2010.
     The Company also entered into an interest rate swap agreement to effectively fix the interest rate on $250 million of the outstanding balance of the Term Loan. This swap is discussed further in Note 9.
     As of December 31, 2006, the Company had outstanding letters of credit totaling $12.2 million that reduced borrowing availability under the Revolving Credit Facility to $96.5 million. The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on CMG’s leverage ratio. Bank fees are not material.
     In December 2005, the Company completed a tender offer and redeemed $323.0 million of its 10% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2011, incurring a tender premium and related fees totaling $26.5 million. Additionally, the Company expensed $6.7 million of deferred financing fees, net of the unamortized issuance premium, associated with these notes and the old credit facility. The $33.2 million of loss on early extinguishment of debt is classified in Other, net in the Consolidated Statements of Operations for the year ended December 31, 2005. The remaining $2 million of Senior Subordinated Notes were called in August 2006 at a total cost of $2.1 million, including a tender premium of $0.1 million.
     The Company’s Senior Discount Notes due 2012 (“Senior Discount Notes”) accrete non-cash interest at an annual rate of 12 3/4% through December 15, 2007, thereby increasing the aggregate principal balance of the notes to $123.5 million by December 15, 2007. The Senior Discount Notes may be redeemed in whole or in part from time to time, on or after December 15, 2007, at specified redemption prices. Cash interest will accrue on the Senior Discount Notes at a rate of 12 3/4% per annum, beginning December 15, 2007. As of December 31, 2006, the book value of the Senior Discount Notes was $109.9 million.
     The Company’s senior subordinated discount notes due 2013 (“Subordinated Discount Notes”) accrete non-cash interest at an annual rate of 12% through June 1, 2008, thereby increasing the aggregate principal balance of the notes to $179.6 million by June 1, 2008. Cash interest will accrue on the Subordinated Discount Notes at a rate of 12% per annum, beginning June 1, 2008 through maturity. As of December 31, 2006, the book value of the Subordinated Discount Notes was $152.6 million.
     The Credit Agreement and the indentures governing the Senior Discount Notes and Subordinated Discount Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies. The Credit Agreement is secured by all existing and future assets of CMG’s subsidiaries. Additionally, it requires CMG to maintain certain financial ratios including a minimum interest coverage ratio and a maximum total leverage ratio and limits the transferability of assets and the amount of dividends that CMG’s subsidiaries can distribute to CMI. As of December 31, 2006, the Company was in compliance with each of its covenants.
     The notes in the table below are listed in order of subordination with all notes subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2006	2005

10% Senior Subordinated Notes due 2011	$—	$2.0
12 3/4% Senior Discount Notes due 2012	109.9	97.1
12% Subordinated Discount Notes due 2013	152.6	135.8
Term Loan due 2012	306.7	350.0
Revolving Credit Facility due 2010	16.3	31.0

	585.5	615.9
Less current portion	(3.1)	(3.5)

Long-term debt	$582.4	$612.4

     Future maturities of long-term debt, including the aggregate principal amounts at maturity for the Senior Discount Notes of $123.5 million and Subordinated Discount Notes of $179.6 million, for the years ending December 31, are as follows (in millions):

Debt
Maturity

2007	$3.1
2008	3.1
2009	3.1
2010	19.4
2011	3.1
Thereafter	594.3

Total	$626.1

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
9. DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS
     Natural gas is used at several of the Company’s evaporated salt production facilities. The Company enters into natural gas swap agreements to hedge its risk of natural gas commodity price changes. During 2005, the Company also entered into an interest rate swap to hedge its risk of changing interest rates relative to its variable rate debt under the Credit Agreement. All derivative instruments held by the Company as of December 31, 2006 and 2005 qualified as cash flow hedges and any ineffectiveness related to these hedges was not material for any of the years presented. The Company does not engage in trading activities with these financial instruments.
     As of December 31, 2006, the Company had natural gas swap agreements outstanding to hedge a portion of its natural gas purchase requirements through December 2009. As of December 31, 2006 and 2005, agreements with notional amounts totaling 3.6 and 3.2 million British thermal units, respectively, resulted in unrealized (losses) and gains of $(5.6) million and $4.0 million for each respective year. The derivative liabilities or assets are included in other current liabilities and other current assets on the Consolidated Balance Sheets with the corresponding unrealized loss or gain included in other comprehensive income, net of tax. During 2006, 2005 and 2004, $(4.7) million, $3.9 million and $2.1 million, respectively, of (losses) or gains were recognized through cost of sales related to natural gas swap agreements. As of December 31, 2006, approximately $4.6 million of unrealized losses relate to contracts scheduled to settle during 2007.
     To hedge the variability of future interest payments on Credit Agreement borrowings (discussed in Note 8), the Company has an interest rate swap agreement to effectively fix the LIBOR-based portion of its interest rate on $250 million of debt at 4.87%. The notional amount of the swap decreases by $50 million each year beginning in March 2007 through March 2011. As of December 31, 2006 and 2005, a derivative asset (liability) of $0.9 million and ($0.7) million, respectively, was included in other current assets or accrued expenses on the Consolidated Balance Sheets with the corresponding unrealized loss included in other comprehensive income, net of tax. During the year ended December 31, 2006 the Company recognized net gains from this swap totaling $0.6 million as a reduction to interest expense. As of December 31, 2006, approximately $0.4 million of unrealized gains relate to interest payments scheduled to occur during 2007.
     Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to the short-term nature of the instruments. As of December 31, 2006, the estimated fair values of the fixed-rate notes payable, based on available trading information, totaled $293.1 million compared with their aggregate principal amounts at maturity of $303.1 million. The fair values at December 31, 2006 of amounts outstanding under the Credit Agreement approximated carrying value. The fair values of our natural gas contracts are based on quoted market prices. The fair value of our interest rate swap agreement reflects the estimated current settlement value at December 31, 2006.
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
     The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. We have completed the investigation of the soils and groundwater at the Kenosha site and remitted the findings to DATCP. DATCP has reviewed those findings and deferred our liability exemption request to the Wisconsin Department of Natural Resource (“DNR”). We expect the DNR to make a determination in 2007. If required, we would conduct all phases of any investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which would provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We would expect to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site if we do not receive the liability exemption and are required to conduct further investigation or remedial actions.
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
     Approximately 35% of our U.S. workforce and 55% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, three will expire in 2007, two will expire in 2008 and four will expire in 2009. Additionally, approximately 8% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.
Commitments:
     Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2006 are as follows (in millions):

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

Operating
Leases

2007	$6.0
2008	4.5
2009	2.8
2010	2.1
2011	1.4
Thereafter	5.8

Total	$22.6

     Rental expense, net of sublease income, was $9.3 million for each of the years ended December 31, 2006, 2005 and 2004, respectively.
     Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses. Royalty expense related to these leases was $6.4 million, $6.7 million and $6.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2006, the Company has had no material penalties related to these sales contracts. At December 31, 2006, the Company had approximately $18.1 million of outstanding performance bonds.
     Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts, extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company’s future minimum long-term purchase commitments are approximately $0.3 million annually through 2010 and approximately $0.6 million in total, thereafter.
     Purchase Agreement: As of December 31, 2006, the Company had approximately $2.7 million of deferred gain remaining from an amendment to an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility in Tennessee. During 2002 the Company received a one-time cash payment of $8.0 million related to the amendment. The gain is being amortized ratably through December 2010, as certain conditions are met by the Company and supplier. During 2006, 2005 and 2004, the Company recorded a reduction to cost of sales of approximately $0.9 million each year as the ratable portions of the gain were realized. If the Company were to elect to resume purchasing salt from the supplier’s facility, the Company would repay a ratable portion of the cash received.
11. STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS
     On December 17, 2003, the Company completed an IPO of 16,675,000 shares of its common stock. The shares were sold by certain stockholders of the Company, primarily Apollo and Mosaic, and the Company did not receive any proceeds from the sale of the shares. In July and November 2004, the Company completed secondary offerings of 8,327,244 and 4,021,473 shares, respectively of common stock. Again, these shares were sold by Apollo, Mosaic and certain members of management, so the Company did not receive any proceeds from the sale of the shares. These secondary offerings reduced Apollo’s and Mosaic’s holdings to zero.
     The Company paid dividends of $1.22 per share in 2006 and intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 8) and other factors its board of directors deems relevant.
     Under the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, adopted effective October 1, 2004, non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company’s common stock. Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the average of the high and low stock price on the dividend payment date. Accumulated deferred units are distributed in the form of Company common stock following resignation from the Board.
Stock Options
     Through December 31, 2004, non-qualified stock options were granted under the Company’s 2001 stock option plan. These options were issued to eligible persons as determined by the Company’s board of directors and included employees and directors. These options vest ratably, in tranches over three to four years, depending on the individual option agreement. Options granted to members of the board of directors vested at the time of grant. These options expire on the thirtieth day immediately following the eighth anniversary of issuance. No further option grants can be made under this plan.
     In 2005, Compass adopted a new equity compensation plan (“2005 Plan”) for executive officers, other key employees and directors allowing grants of equity instruments including restricted stock units (“RSUs”) and stock options with respect to up to 3,240,000 shares of CMP common stock. The right to make awards expires in 2015. The grants occur upon formal approval by the board of directors or date of hire if granted to a new employee, with the amount and terms communicated to employees shortly thereafter. The Company does not back-date awards. The exercise price of options is equal to the closing stock price on the day of grant.
     The grants of RSUs vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to, and at the same time as, the per share dividend declared.
     Stock options granted under the 2005 Plan generally vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. While the option holders are not entitled to vote, each option holder is entitled to receive non-forfeitable dividends or other distributions declared on the Company’s common stock equal to, and at the same time as, the per share dividend declared.
     During the twelve months ended December 2006 and 2005, the Company granted to employees 58,900 and 14,000 RSUs

COMPASS MINERALS INTERNATIIONAL, INC.	2006 FORM 10-K
respectively, with weighted average grant-date fair values of $26.11 and $23.47, respectively. As of December 31, 2006, there were 72,900 RSUs outstanding with a weighted average grant-date fair value of $25.60. The fair value of the RSUs are expensed over the vesting period using the straight line method.
     The following is a summary of CMP’s stock option activity and related information for the following periods:

		Weighted-
		average
	Number	exercise
	of options	price

Outstanding at December 31, 2003	2,216,964	1.58
Granted	167,367	21.58
Exercised (a)	(721,208)	1.74
Cancelled/Expired	(11,308)	1.40

Outstanding at December 31, 2004	1,651,815	3.54
Granted	57,900	23.47
Exercised (a)	(936,938)	1.52
Cancelled/Expired	(14,876)	1.40

Outstanding at December 31, 2005	757,901	$7.60
Granted	248,800	26.08
Exercised (a)	(259,979)	1.44
Cancelled/Expired	(540)	5.17

Outstanding at December 31, 2006	746,182	$15.91

(a)	Common stock issued for exercised options were all issued from treasury stock.
     During 2006 the Company granted 248,800 stock options to employees. The Company expenses the fair value of its options over the vesting period using the straight line method. To estimate the fair value of options on the day of grant, the Company uses the Black Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. CMP’s historical stock price is used to estimate expected volatility. The range of estimates and fair values for options granted for each of the years ended December 31 is included in the following table.

	2006	2005	2004

Fair value of options granted	$8.51	$7.73	$2.37
Expected term (years)	5.5	5.5	1.9
Expected volatility	24.2%	24.5%	24.0%
Dividend yield(a)	0.0%	0.0%	4.7%
Risk-free interest rates	4.6%	4.4%	3.1%

(a)	The 2006 and 2005 assumed yield reflects the non-forfeiting dividend feature for awards under the 2005 Plan.
     As of December 31, 2005, there were 757,901 options outstanding of which 608,283 were exercisable. The following table summarizes information about options outstanding and exercisable at December 31, 2006.

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-	Weighted
		average	average		average	average
		remaining	exercise price		remaining	exercise price
Range of exercise	Options	contractual life	of options	Options	contractual life	of exercisable
prices	outstanding	(years)	outstanding	exercisable	(years)	options

$1.40	262,584	3.0	$1.40	262,584	3.0	$1.40
$3.23 - $5.17	9,531	4.5	4.99	8,452	4.0	4.40
$16.66 - $28.31	474,067	6.0	24.17	148,508	5.8	21.63

Totals	746,182	5.0	$15.91	419,544	4.0	$8.63

     During the years ended December 31, 2006, 2005 and 2004, the Company recorded compensation expense, net of applicable income taxes, of $0.7 million, $0.2 million and $0.3 million, respectively related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. As of December 31, 2006, unrecorded compensation cost related to non-vested awards of $3.3 million is expected to be recognized from 2007 through 2010, with a weighted average period of 1.5 years.
     The intrinsic value of stock options exercised during the twelve months ended December 31, 2006 totaled approximately $6.4 million. The Company recorded additional tax benefits of $2.3 million from the exercise of these options as additional paid-in capital. As of December 31, 2006, the intrinsic value of options outstanding aggregated approximately $11.7 million, of which 419,544 options with an intrinsic value of $9.6 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2006.
Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income, net of related taxes, are summarized as follows:

December 31,	2006	2005	2004

Minimum pension liability adjustment	$(9.6)	$(3.3)	$(6.4)
Unrealized gain on cash flow hedges	(3.0)	2.2	0.9
Cumulative foreign currency translation adjustment	48.4	42.8	43.8

Accumulated other comprehensive income	$35.8	$41.7	$38.3

     See Note 9 for a discussion of the Company’s cash flow hedges and Note 7 for a discussion of the Company’s defined benefit pension plans.

COMPASS MINERALS INTERNATIIONAL, INC.	2006 FORM 10-K
12. OPERATING SEGMENTS
     The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: salt and specialty fertilizer. The salt segment produces salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, and agricultural and industrial applications. We also purchase potassium chloride to sell as a finished product. Potash crop nutrients and industrial grade potash are produced and marketed through the specialty fertilizer segment.
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
     Prior to November 1, 2006, the Company owned 50% of a document storage and inert waste disposal business in the U.K. known as Minosus. Effective November 1, 2006, the Company acquired 100% of the document storage business (“DeepStore”) in exchange for its 50% ownership interest in Minosus, which continues to operate an inert waste disposal business. DeepStore conducts document storage and retrieval services utilizing certain excavated portions of our salt mine in Winsford, Cheshire. At the time of the acquisition, DeepStore’s net assets consisted primarily of property and equipment with an estimated fair value of $7.3 million and a net working capital liability of $0.3 million. DeepStore’s operations since November 1, 2006 were not material. DeepStore’s assets and results of operations since November 1, 2006 appear in “Corporate and Other” in the tables below.
     During 2006, the Company recognized $5.1 million of proceeds from a business interruption insurance recovery. The business interruption claim was due to a temporary production interruption at the Goderich mine in late 2004 that resulted in reduced sales during the first quarter of 2005. The proceeds were recorded as a reduction to product costs of the salt segment.
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

		Specialty	Corporate
2006	Salt	Fertilizer	& Other (d)	Total

Sales to external customers	$549.6	$110.3	$0.8	$660.7
Intersegment sales	—	13.1	(13.1)	—
Shipping and handling cost	186.4	15.4	—	201.8
Operating earnings (loss)	114.4	30.5	(25.5)	119.4
Depreciation, depletion and amortization	31.5	8.9	0.1	40.5
Total assets	512.3	145.2	48.8	706.3
Capital expenditures	24.1	11.4	0.9	36.4

		Specialty	Corporate
2005	Salt	Fertilizer	& Other (d)	Total

Sales to external customers	$639.6	$102.7	$—	$742.3
Intersegment sales	—	11.0	(11.0)	—
Shipping and handling cost	212.4	14.8	—	227.2
Operating earnings (loss)	138.0	30.2	(25.3)	142.9
Depreciation, depletion and amortization (a)	35.2	8.4	—	43.6
Total assets	585.9	134.4	30.0	750.3
Capital expenditures (b)	22.7	9.1	—	31.8

		Specialty	Corporate
2004	Salt	Fertilizer	& Other (d)	Total

Sales to external customers	$552.3	$87.6	$—	$639.9
Intersegment sales	—	11.3	(11.3)	—
Shipping and handling cost	168.7	13.8	—	182.5
Operating earnings (loss)(c)	123.5	20.7	(25.4)	118.8
Depreciation, depletion and amortization(a)	33.2	8.1	—	41.3
Total assets	555.1	134.9	33.9	723.9
Capital expenditures(b)	21.7	5.2	—	26.9

(a)	Includes $3.6 million and $3.8 million of expense related to discontinued operations for 2005 and 2004 respectively, in the salt segment.

(b)	Includes $1.1 million and $1.7 million of expenditures associated with discontinued operations for 2005 and 2004, respectively, in the salt segment.

(c)	Corporate and Other includes $1.4 million related to other public offering costs and $4.5 million related to Apollo’s cancellation of their management consulting agreement in 2004.

(d)	Other includes corporate entities, DeepStore and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan and other assets not allocated to the operating segments.
     Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2006	2005	2004

United States	$470.9	$521.0	$444.2
Canada	149.0	168.0	148.1
United Kingdom	40.8	53.3	47.6

Total sales	$660.7	$742.3	$639.9

     Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2006	2005

United States	$243.3	$248.6
Canada	123.9	121.7
United Kingdom	50.0	45.6

Total long-lived assets	$417.2	$415.9

COMPASS MINERALS INTERNATIIONAL INC.	2006 FORM 10-K
13. DISCONTINUED OPERATIONS
     On December 30, 2005, the Company sold its Weston Point, England evaporated salt business to INEOS Enterprises for approximately $36.2 million in cash, subject to a working capital adjustment, which resulted in a pre-tax gain of approximately $4.6 million. The agreement includes customary representations, warranties, covenants and indemnification provisions (in the case of most warranties, subject to a combined limit of £3 million, or approximately $5.2 million). No amounts have been accrued or paid for such warranties. This business had been part of the salt segment with historical operating results as follows:

Year ended December 31,	2006	2005	2004

Sales	$—	$52.5	$55.2

Pretax earnings(1)	—	4.9	2.7
Income tax expense(2)	—	(0.8)	(0.7)

Net earnings from discontinued operations	$—	$4.1	$2.0

(1)	Pretax earnings in 2005 include the pretax gain of $4.6 million from the sale of the business.

(2)	Income tax expense in 2005 includes tax expense of $0.9 million from the gain on the sale of the business.
     Debt is maintained at the corporate level to support the operating businesses; therefore a portion of the interest expense incurred on that debt was allocated to discontinued operations based on its proportion of net assets available to service that debt. Interest of $2.4 million and $2.6 million was allocated to discontinued operations for the years ended December 31, 2005 and 2004, respectively.
14. EARNINGS PER SHARE
     As discussed in Note 11, the Company has issued a total of 306,700 stock options and 72,900 restricted stock units which are entitled to receive non-forfeitable dividends. Because these securities have dividend and/or distribution rights equal to those of our common stockholders, the securities have been included in the calculation of basic earnings per share.
     The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2006	2005	2004

Numerator:
Net earnings from continuing operations	$55.0	$26.8	$47.8
Net earnings from discontinued operations	—	4.1	2.0

Net earnings	$55.0	$30.9	$49.8

Denominator:
Average common shares outstanding, shares for basic earnings per share	32,345,962	31,487,975	30,604,597
Average stock options outstanding	246,818	561,657	1,211,605

Shares for diluted earnings per share	32,592,780	32,049,632	31,816,202

Net earnings from continuing operations per share, basic	$1.70	$0.85	$1.56
Net earnings from discontinued operations per share, basic	—	0.13	0.07

Net earnings per share, basic	$1.70	$0.98	$1.63

Net earnings from continuing operations per share, diluted	$1.69	$0.84	$1.50
Net earnings from discontinued operations per share, diluted	—	0.13	0.07

Net earnings per share, diluted	$1.69	$0.97	$1.57

15. OTHER CHARGES
2004
     We incurred $1.4 million in costs directly related to the completion of two secondary stock offerings completed in July 2004 and November 2004. In addition, Apollo elected to terminate the amended management consulting agreement in November 2004 resulting in a charge of $4.5 million for all services rendered under the agreement.
16. RELATED PARTY TRANSACTIONS
     Transactions with Apollo and its subsidiaries (“Apollo affiliates”) are considered related party transactions through 2004, when Apollo sold its remaining shares of CMI. The Company believes that all of the related party transactions approximate terms which would otherwise have been negotiated by the Company with unrelated third parties.
Operational Activities:
     During 2004, the Company was a party to a management agreement with Apollo. The agreement allowed the Company and any of its affiliates to utilize Apollo’s expertise in areas such as financial transactions, acquisitions and other matters that related to its business, administration and policies. Apollo was to receive an annual fee of approximately $1.0 million for its management services and advice through 2011. During the year ended December 31, 2004, the Company recorded management fee charges of $0.7 from Apollo.
     Upon completion of the IPO, the Company amended the management consulting agreement with Apollo, whereby Apollo had the right to terminate the amended management consulting

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

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
17. QUARTERLY RESULTS (Unaudited) (In millions, except share data)

Quarter	First	Second	Third	Fourth

2006
Sales	$217.9	$108.1	$123.6	$211.1
Gross profit	65.0	20.0	29.6	58.5
Net earnings (loss)	28.6	(2.1)	2.3	26.2

Net earnings (loss) per share, basic	$0.89	$(0.07)	$0.07	$0.81
Net earnings (loss) per share, diluted	0.88	(0.07)	0.07	0.80
Basic weighted-average shares outstanding	32,121,621	32,011,226	32,436,995	32,495,851
Diluted weighted-average shares outstanding	32,375,610	32,011,226	32,660,605	32,706,192

2005
Sales	$254.0	$97.7	$107.5	$283.1
Gross profit	71.5	21.1	24.2	82.5
Net earnings (loss)(a)	22.6	(0.7)	(4.4)	13.4

Net earnings (loss) per share, basic(a)	$0.73	$(0.03)	$(0.14)	$0.42
Net earnings (loss) per share, diluted(a)	0.70	(0.03)	(0.14)	0.42
Basic weighted-average shares outstanding	31,140,713	31,430,900	31,593,768	31,786,518
Diluted weighted-average shares outstanding	32,323,129	31,430,900	31,593,768	32,180,463

(a)	Fourth quarter net earnings includes a net gain of $3.7 million from the sale of discontinued operations (Note 13), $33.2 million of expense related to debt refinancings (approximately $20.5 million after tax — Note 8) and income tax expense of $4.1 resulting from a repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 (Note 6).
18. SUBSEQUENT EVENTS
Business acquisition:
     In January 2007, the Company acquired Interactive Records Management Limited (IRM), a document storage business located in London, England for approximately $7 million in cash. The agreement also provides for up to $2 million of contingent consideration depending on the level of revenues achieved over the next two years.
Dividend declared:
     On February 9, 2007, the board declared a quarterly cash dividend of $0.32 per share on its outstanding common stock. The dividend will be paid on March 15, 2007 to stockholders of record as of the close of business on March 1, 2007.
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
     In connection with this Annual Report on Form 10-K for the year ended December 31, 2006, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2006 at the reasonable assurance level.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

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
     A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.
     Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Entry into a Material Definitive Agreement
     On August 3, 2006 the Board of Directors approved the First Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan effective January 1, 2007. The amendment provides for the automatic deferral of a Director’s stock retainer until such time as the Director’s stock ownership (or its equivalent) equals or exceeds five times their annual cash retainer. The Director shall be allowed to make a deferral election under this Plan with respect to all of their fees beginning with the year immediately following the year in which the minimum share ownership requirement is achieved.
     The foregoing description of the amendment to the Directors’ Deferred Compensation Plan is qualified in its entirety by reference to the First Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan attached as Exhibit 10.28 and incorporated herein by reference.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
     The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 — Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Corporate Governance Guidelines” of the definitive proxy statement filed pursuant to Regulation 14A for the 2007 annual meeting of stockholders (“2007 Proxy Statement”). Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2007 Proxy Statement.
Code of Ethics
     We have adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The code of ethics is included as Exhibit 14 to this Form 10-K and posted on our website at www.compassminerals.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information required by Item 11 of Form 10-K is incorporated herein by reference to the “Executive Compensation Tables” and “Compensation Discussion and Analysis” included in the 2007 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership” included in the 2007 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
“Information regarding Board of Directors and Committees” included in the 2007 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Auditors” included in the 2007 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	49
Reports of Independent Registered Public Accounting Firms	28
Consolidated Balance Sheets as of December 31, 2006 and 2005	31
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006	32
Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2006	33
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006	34
Notes to Consolidated Financial Statements	35
Schedule II – Valuation Reserves
(a)(2) Financial Statement Schedule:
Schedule II — Valuation Reserves
Compass Minerals International, Inc.
December 31, 2006, 2005 and 2004

	Balance at
	the	Additions		Acquisition	Balance at
Description	Beginning	Charged to		or	the End of
(in millions)	of the Year	Expense	Deductions(1)	Disposition (2)	the Year

Deducted from Receivables — Allowance for Doubtful Accounts
2006	$1.7	$—	$(0.2)	$0.1	$1.6
2005	2.3	1.2	(1.6)	(0.2)	1.7
2004	2.1	1.4	(1.2)	—	2.3
Deducted from Deferred Income Taxes — Valuation Allowance
2006	$10.4	$—	$(7.5)	$—	$2.9
2005	12.6	—	(2.2)	—	10.4
2004	24.8	—	(12.2)	—	12.6

(1)	Deduction for purposes for which reserve was created.

(2)	Increase in the allowance for doubtful accounts balance results from the acquisition of a business, and the reduction in the allowance results from the sale of a business.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
(b) Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.2 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

3.1	Amended and Restated Certificate of Incorporation of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International Inc.’s Registration Statement on Form S-4, File No. 333-111953).

3.2	Amended and Restated By-laws of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International Inc.’s Current Report on Form 8-K dated November 2, 2006).

10.1	Indenture, dated December 20, 2002, between Salt Holdings Corporation, as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.2	Form of Initial Note (included as Exhibit A to Exhibit 10.1).

10.3	Form of Exchange Note (included as Exhibit B to Exhibit 10.1).

10.4	First Supplemental Indenture to the Indenture governing the 12 3/4% Senior Discount Notes Due 2012 of Salt Holdings Corporation, dated May 21, 2003, between Salt Holdings Corporation and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.5 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.5	Indenture, dated May 22, 2003, governing the 12% Senior Subordinated Discount Notes Due 2013 of Salt Holdings Corporation, between Salt Holdings Corporation, as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.6	Form of 12% Senior Subordinated Discount Note (included as Exhibit A to Exhibit 10.5).

10.7	Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.8	Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement, dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.2 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.9	Royalty Agreement, dated September 1, 1962, between IMC Kalium Ogden Corp. and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Salt Holdings’ Registration Statement on Form S-4, File No. 333-104603).

10.10	Amended and Restated Credit Agreement, dated December 22, 2005, among Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Corp., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, Goldman Sachs Credit Partners L.P., as co-lead arranger and joint bookrunner,

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

Calyon New York Branch, as syndication agent, Bank of America, N.A., as co-documentation agent, and The Bank of Nova Scotia, as co-documentation agent.

10.11	Amended and Restated U.S. Collateral and Guaranty Agreement, dated December 22, 2005, among Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), Compass Minerals Group, Inc., Compass Resources, Inc., Great Salt Lake Holdings, LLC, Carey Salt Company, Great Salt Lake Minerals Corporation, GSL Corporation, NAMSCO Inc., North American Salt Company and JPMorgan Chase Bank, N.A., as collateral agent (incorporated herein by reference to Exhibit 10.11 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.12	Amended and Restated U.S. Collateral Assignment, dated December 22, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc. and JPMorgan Chase Bank N.A. (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.13	Amended and Restated Foreign Guaranty, dated December 22, 2005, among Sifto Canada Corp., Salt Union Limited, Compass Minerals (Europe) Limited, Compass Minerals (UK) Limited, London Salt Limited, Direct Salt Supplies Limited, J.T. Lunt & Co. (Nantwich) Limited, NASC Nova Scotia Company, Compass Minerals Canada Inc., Compass Canada Limited Partnership, Compass Minerals Nova Scotia Company, Compass Resources Canada Company and JPMorgan Chase Bank, N.A., as collateral agent (incorporated herein by reference to Exhibit 10.13 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.14	Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

10.15	Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.16	Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 27, 2006).

10.17	Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 23, 2006).

10.18	Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed dated January 23, 2006).

10.19	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.17 and 10.18 herein.

10.20	Employment and Consulting Agreement, dated November 3, 2005, between Compass Minerals International, Inc. and Michael E. Ducey (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated November 3, 2005).

10.21	Rights Plan, dated as of December 11, 2003, between Compass Minerals International, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

10.22	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 10.21).

10.23	Employment Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.24	Change in Control Severance Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorported herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.25	Restrictive Covenant Agreement dated may 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K

10.26*	Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2005.

10.27	Summary of Non-Employee Director Compensation Program (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated August 3, 2006).

10.28*	First Amendment to the Compass Minerals International, Inc. Director Deferred Compensation Plan effective January 1, 2007.

10.29	Amendment Number Two to Rights Plan dated December 11, 2003 among Compass Minerals International and U.M.B. Bank, n.a., as successor rights agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 8, 2007).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

14*	Compass Minerals International, Inc. Code of Ethics.

16.1	Letter from PricewaterhouseCoopers LLP dated May 18, 2005 (incorporated herein by reference to Exhibit 16.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 18, 2005).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of Ernst & Young LLP.

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.

*	Filed herewith.

COMPASS MINERALS INTERNATIONAL, INC.	2006 FORM 10-K
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Angelo C. Brisimitzakis

Angelo C. Brisimitzakis
President and Chief Executive Officer
Date: February 22, 2007

/s/ Rodney L. Underdown

Rodney L. Underdown
Vice President and Chief Financial Officer

Date: February 22, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals International, Inc. and in the capacities indicated on February 22, 2007.

Signature	Capacity

/s/ Angelo C. Brisimitzakis	President, Chief Executive Officer
Angelo C. Brisimitzakis	and Director (Principal Executive Officer)

/s/ Rodney L. Underdown Rodney L. Underdown	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Vernon G. Baker, II Vernon G. Baker, II	Director

/s/ Bradley J. Bell Bradley J. Bell	Director

/s/ David J. D’Antoni David J. D’Antoni	Director

/s/ Richard S. Grant Richard S. Grant	Director

/s/ Perry W. Premdas	Director

Perry W. Premdas

/s/ Allan R. Rothwell Allan R. Rothwell	Director

/s/ Timothy R. Snider Timothy R. Snider	Director