Form 10-Q
period 2007-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2007-05-01
CIK 1227654

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 23, 2007 was 32,165,972 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$35.4	$7.4
Receivables, less allowance for doubtful accounts of $1.9 in 2007 and $1.6 in 2006	116.9	114.0
Inventories	92.8	146.1
Deferred income taxes, net	10.4	8.5
Other	5.8	7.8

Total current assets	261.3	283.8
Property, plant and equipment, net	376.8	374.6
Intangible assets, net	21.2	21.5
Other	31.9	26.4

Total assets	$691.2	$706.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$3.0	$3.1
Accounts payable	56.6	73.0
Accrued expenses	17.8	23.0
Accrued salaries and wages	13.0	12.3
Income taxes payable	9.0	2.9
Accrued interest	4.6	4.7

Total current liabilities	104.0	119.0
Long-term debt, net of current portion	564.2	582.4
Deferred income taxes, net	9.5	11.1
Other noncurrent liabilities	59.0	58.9
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	1.0	0.3
Treasury stock, at cost — 3,201,292 shares at March 31, 2007 and 3,270,141 shares at December 31, 2006	(6.1)	(6.2)
Accumulated deficit	(79.3)	(95.4)
Accumulated other comprehensive income	38.5	35.8

Total stockholders’ equity (deficit)	(45.5)	(65.1)

Total liabilities and stockholders’ equity (deficit)	$691.2	$706.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended
	March 31,
	2007	2006

Sales	$264.2	$217.9

Shipping and handling cost	87.9	76.3
Product cost	111.7	76.6

Gross profit	64.6	65.0

Selling, general and administrative expenses	15.6	14.2

Operating earnings	49.0	50.8

Other (income) expense:
Interest expense	13.9	13.5
Other, net	—	(0.4)

Earnings before income taxes	35.1	37.7
Income tax expense	9.0	9.1

Net earnings	$26.1	$28.6

Basic net earnings per share	$0.80	$0.89
Diluted net earnings per share	$0.80	$0.88
Cash dividends per share	$0.32	$0.305
Basic weighted-average shares outstanding	32,578,962	32,121,621
Diluted weighted-average shares outstanding	32,767,941	32,375,610
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the three months ended March 31, 2007
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total

Balance, December 31, 2006	$0.4	$0.3	$(6.2)	$(95.4)	$35.8	$(65.1)
Dividends on common stock		(0.4)		(10.0)		(10.4)
Stock options exercised		0.7	0.1			0.8
Stock-based compensation		0.4				0.4
Comprehensive income:
Net earnings				26.1		26.1
Realization of pension costs					0.1	0.1
Unrealized gain on cash flow hedges					1.8	1.8
Foreign currency translation adjustments					0.8	0.8

Total comprehensive income						28.8

Balance, March 31, 2007	$0.4	$1.0	$(6.1)	$(79.3)	$38.5	$(45.5)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net earnings	$26.1	$28.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	9.9	10.1
Finance fee amortization	0.3	0.3
Accreted interest	8.0	7.1
Deferred income taxes	(2.8)	(3.5)
Changes in operating assets and liabilities:
Receivables	(2.1)	97.3
Inventories	53.2	2.3
Other assets	(0.2)	1.8
Accounts payable and accrued expenses	(12.6)	(28.8)
Other noncurrent liabilities	—	(2.9)
Other, net	0.6	0.3

Net cash provided by operating activities	80.4	112.6

Cash flows from investing activities:
Capital expenditures	(8.9)	(9.3)
Purchase of a business	(7.6)	—
Other, net	—	(1.0)

Net cash used in investing activities	(16.5)	(10.3)

Cash flows from financing activities:
Principal payments on long-term debt	(10.0)	(10.9)
Revolver activity	(16.2)	(31.0)
Dividends paid	(10.4)	(9.8)
Proceeds received from stock option exercises	0.1	0.2
Excess tax benefits from stock option exercises	0.7	1.2
Other, net	—	(0.1)

Net cash used in financing activities	(35.8)	(50.4)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	1.8

Net change in cash and cash equivalents	28.0	53.7
Cash and cash equivalents, beginning of the year	7.4	47.1

Cash and cash equivalents, end of period	$35.4	$100.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$5.8	$6.3
Income taxes paid, net of refunds	6.9	6.7
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Accounting Policies and Basis of Presentation:
Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt, which includes sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer. CMP serves a variety of markets, including highway and consumer deicing, dust control, agriculture, food processing, chemical processing, and water conditioning. Compass Minerals International, Inc. is a holding company with no operations other than those of its wholly owned subsidiaries. The consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly owned subsidiary, Compass Minerals Group, Inc. (“CMG”), and CMG’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2006 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.
The Company experiences a substantial amount of seasonality in salt sales. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
New Accounting Pronouncements – Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes” (FIN 48). This interpretation provides guidance with regard to the recognition and measurement of uncertain tax positions, the accrual of interest and penalties, and increased disclosure requirements. In particular, uncertain tax positions can only be recognized if they are “more likely than not” to be upheld based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement. Compass Minerals has historically used the “more-likely-than-not” threshold for recognizing uncertain tax positions. The adoption of this interpretation had no effect on the Company’s financial condition or results of operations.
The FASB also issued FASB Statement No. 157 – “Fair Value Measurements” during 2006. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It provides a frame-work for measuring fair value and requires additional disclosures about fair value measurements. This statement applies only to fair value measurements already required or permitted by other statements; it does not impose additional fair value measurements. This statement is effective for fair value measurements in fiscal years beginning after November 15, 2007. Management does not currently expect this statement to have a material impact on the Company’s financial condition or results of operations.
During the first quarter of 2007, the FASB issued FASB Statement No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement allows entities to choose, at specified dates, to measure certain financial instruments and firm commitments at fair value if fair value measurement was not already required by other guidance. Subsequent unrealized gains and losses due to changes to fair value would be recognized in earnings. Additionally, this statement establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective at the beginning of fiscal years beginning after November 15, 2007. Management is currently evaluating its alternatives with respect to eligible items.

2. Inventories:
Inventories consist of the following (in millions):

	March 31	December 31,
	2007	2006

Finished goods	$78.0	$129.9
Raw materials and supplies	14.8	16.2

Total inventories	$92.8	$146.1

3. Property, Plant and Equipment, Net:
Property, plant and equipment, net consists of the following (in millions):

	March 31,	December 31,
	2007	2006

Land and buildings	$143.1	$142.8
Machinery and equipment	429.6	424.4
Furniture and fixtures	15.2	15.1
Mineral interests	180.8	180.7
Construction in progress	27.0	20.0

	795.7	783.0
Less accumulated depreciation and depletion	(418.9)	(408.4)

Net property, plant and equipment	$376.8	$374.6

4. Intangible Assets, Net:
Intangible assets consist of rights to produce SOP and a customer list acquired in connection with the purchase of an SOP marketing business. The accumulated amortization of intangible assets at March 31, 2007 and December 31, 2006 was $3.6 million and $3.3 million, respectively. Amortization expense during the three months ended March 31, 2007 and 2006 was $0.3 and $0.2 million, respectively.
5. Income Taxes:
Effective January 1, 2007, the Company adopted FIN 48 which, among other directives, requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits. The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement of the matter. The adoption of this interpretation had no effect on the Company’s financial condition or results of operations.
The Company files U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels. The Company’s U.S. federal tax returns for tax years 2003 forward remain open and subject to examination. Generally, the Company’s state, local and foreign tax returns for years 2002 forward remain open and subject to examination, depending on the jurisdiction.
Upon adoption of FIN 48, the Company’s unrecognized tax benefits totaled approximately $27.7 million primarily due to transactions and deductions related to U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate. The Company also accrues potential interest and penalties on its uncertain tax positions within its tax provision. As of January 1, 2007, accrued interest and penalties totaled $8.4 million. The Company expects its uncertain tax positions will change by less than $5 million during the next twelve months.
Income tax expense for the three months ended March 31, 2007 and 2006 was $9.0 million and $9.1 million, respectively. The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.
At March 31, 2007, the Company had approximately $41.7 million of NOLs that expire between 2010 and 2022. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized. As of March 31, 2007 and December 31, 2006, the Company’s valuation allowance was $2.9 million. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6. Long-term Debt:
Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2007	2006

12 3/4% Senior Discount Notes due 2012	$113.4	$109.9
12% Senior Subordinated Discount Notes due 2013	157.1	152.6
Term Loan due 2012	296.7	306.7
Revolving Credit Facility due 2010	—	16.3

	567.2	585.5
Less current portion	(3.0)	(3.1)

Long-term debt, net of current portion	$564.2	$582.4

7. Pension Plans:
The components of net periodic benefit cost for the three-months ended March 31, 2007 and 2006 are as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006

Service cost for benefits earned during the year	$0.2	$0.2
Interest cost on projected benefit obligation	1.1	0.9
Return on plan assets	(1.2)	(1.0)
Net amortization	0.1	—

Net pension expense	$0.2	$0.1

During the first quarter of 2007, the Company made $0.3 million of contributions to its pension plans.
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

9. Operating Segments:
Segment information is as follows (in millions):

	Three Months Ended March 31, 2007
			Corporate
	Salt	Potash	and Other (a)	Total

Sales to external customers	$229.9	$32.1	$2.2	$264.2
Intersegment sales	—	3.1	(3.1)	—
Shipping and handling cost	83.2	4.7	—	87.9
Operating earnings (loss)	48.1	7.7	(6.8)	49.0
Depreciation, depletion and amortization	7.3	2.4	0.2	9.9
Total assets	490.7	155.5	45.0	691.2

	Three Months Ended March 31, 2006
			Corporate
	Salt	Potash	and Other (a)	Total

Sales to external customers	$190.2	$27.7	$—	$217.9
Intersegment sales	—	2.5	(2.5)	—
Shipping and handling cost	72.1	4.2	—	76.3
Operating earnings (loss)(b)	49.3	7.9	(6.4)	50.8
Depreciation, depletion and amortization	8.0	2.1	—	10.1
Total assets	526.6	145.4	29.7	701.7

(a)	“Corporate and Other” includes corporate entities, the records management business and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

(b)	The salt segment includes $4.1 million of insurance proceeds as discussed below.
“Corporate and Other” in the 2007 table above includes the results of operations and assets of our records management business acquired effective November 1, 2006. Additionally, effective January 12, 2007, the Company acquired all of the outstanding common stock of Interactive Records Management Limited (IRM), a records management business located in London, England for approximately $7.6 million in cash, consisting of assets with a fair value of $8.7 million net of liabilities assumed of $1.1 million. The purchase agreement also provides for up to $2 million of contingent consideration depending on the level of revenues achieved over the next two years.
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
10. Stockholders’ Equity and Equity Instruments:
In 2007 the Company granted 138,375 options and 45,925 restricted stock units to certain key employees under its 2005 Incentive Award Plan. The Company’s stock price on the grant date of $33.44 was used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”). The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. Both types of instruments entitle the holders to receive non-forfeitable dividends or other distributions equal to and at the same time as those declared on the Company’s common stock.
To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The range of estimates and fair values for options granted during the first quarter of 2007 is included in the table below. The weighted average grant date fair value of these options was $10.65.

Range

Fair value of options granted	$7.61 - $11.23
Exercise price	$33.44
Expected term (years)	3 - 6
Expected volatility	24.25%
Dividend yield(a)	0%
Risk-free rate of return	4.5% - 4.55%

(a)	The assumed dividend yield reflects the non-forfeiting dividend feature.
During the three months ended March 31, 2007, the Company reissued 64,773 shares of treasury stock related to the exercise of stock options and 4,076 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan. The Company recorded additional tax benefits of $0.7 million from the exercise of the options as additional paid-in capital. During the three months ended March 31, 2007 and 2006, the Company recorded $0.4 million and $0.2 million of compensation expense, respectively, pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2007.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value

Outstanding at December 31, 2006	746,182	$15.91	72,900	$25.60
Granted	138,375	33.44	45,925	33.44
Exercised	(64,773)	2.32	—	—

Outstanding at March 31, 2007	819,784	$19.95	118,825	$28.63

Other Comprehensive Income
The Company’s comprehensive income is comprised of net earnings, amortization of the unrealized net pension costs, and the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive income for the three months ended March 31, 2007 are as follows (in millions):

	Balance		Balance
	December 31,	2007	March 31,
	2006	Change	2007

Unrealized net pension costs	$(9.6)	$0.1	$(9.5)
Unrealized gain (loss) on cash flow hedges	(3.0)	1.8	(1.2)
Cumulative foreign currency translation adjustment	48.4	0.8	49.2

Accumulated other comprehensive income	$35.8	$2.7	$38.5

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable income taxes of $1.1 million.

11. Earnings per Share:
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended
	March 31,
	2007	2006

Numerator:
Net earnings	$26.1	$28.6

Denominator:
Weighted average common shares outstanding, shares for basic earnings per share (a)	32,578,962	32,121,621
Weighted average stock options outstanding (b)	188,979	253,989

Shares for diluted earnings per share	32,767,941	32,375,610

Earnings per share, basic	$0.80	$0.89

Earnings per share, diluted	$0.80	$0.88

(a)	Includes the weighted-average number of participating securities outstanding during the period.

(b)	For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted average number of outstanding common shares.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; uninsured risks and hazards associated with underground mining operations; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.
In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.
Unless the context requires otherwise, references in this quarterly report to the “Company,” “Compass,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI”, the parent holding company) and its consolidated subsidiaries.

Critical Accounting Estimates
Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 22, 2007, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.
Results of Operations
Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales. Due to the relatively low value of salt, transportation costs constitute a relatively large portion of the cost of our delivered product. Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets. Although the winter weather in our North American markets during the first quarter of 2007 was more severe than the winter weather during the first quarter of 2006, it remained milder than normal. Our U.K. subsidiary experienced significantly milder weather when compared to normal and compared to prior year.
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
The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our new records management business and unallocated corporate activities and net assets. As discussed in Note 9 to the Consolidated Financial Statements, we acquired a records management business in the U.K. (“DeepStore”) effective November 1, 2006 and another U.K. records management business in January 2007. The results of operations of the records management business, including sales of $2.2 million for the three months ended March 31, 2007, are not material to our consolidated financial statements and consequently, are not included in the table below. The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
Millions of dollars, except per ton data	2007	2006

Sales by Segment:
Salt sales	$229.9	$190.2
Less: salt shipping and handling	83.2	72.1

Salt product sales	$146.7	$118.1

Specialty fertilizer (SOP) sales	$32.1	$27.7
Less: SOP shipping and handling	4.7	4.2

Specialty fertilizer product sales	$27.4	$23.5

Sales Volumes (thousands of tons)
Highway deicing	4,112	3,584
Consumer and industrial	580	541
Specialty fertilizer	107	97

Average Sales Price (per ton)
Highway deicing	$39.45	$37.01
Consumer and industrial	116.68	106.34
Specialty fertilizer	300.58	285.39

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Sales
Sales for the first quarter of 2007 of $264.2 million increased $46.3 million, or 21% compared to $217.9 million for the same quarter of 2006. Sales primarily include revenues from the sale of our products, or “product sales,” as well as shipping and handling costs incurred to deliver salt and specialty fertilizer products to the customer. Such shipping and handling costs were $87.9 million during the first quarter of 2007, an increase of $11.6 million compared to $76.3 million for the same quarter of 2006. The increase in shipping and handling costs primarily reflects the higher sales volumes in 2007 although higher fuel costs and transportation rates also contributed to the increase in expense.
Product sales for the first quarter of 2007 of $174.1 million increased $32.5 million, or 23% compared to $141.6 million for the same period in 2006 reflecting higher 2007 sales of both salt and specialty potash fertilizer products.
Salt product sales for the first quarter of 2007 of $146.7 million increased $28.6 million, or 24% compared to $118.1 million for the same period in 2006 primarily due to price improvements and higher sales volumes of North American deicing salt for both our highway deicing and consumer and industrial product lines. Price improvements increased sales by $16.4 million while higher North American sales volumes contributed an additional $18.2 million over the 2006 quarter. Although still milder than normal, the winter season in our North American markets during the first quarter 2007 was more severe than the same quarter of 2006. Conversely, the 2007 winter weather in the U.K. was much milder than the first quarter of 2006, resulting in a $7.0 million reduction from lower sales volumes when compared to the prior year.
SOP product sales for the first quarter of 2007 of $27.4 million increased $3.9 million, or 17% compared to $23.5 million for the same period in 2006, primarily reflecting higher sales volume in the agriculture markets and price improvements. Higher domestic and export sales volumes contributed approximately $3.1 million to SOP product sales while price improvements contributed approximately $0.8 million. Wet weather in the western U.S. during the 2006 spring season resulted in lower sales in that year while improved agricultural conditions in the eastern U.S. during 2007 strengthened sales in that market.
Gross Profit
Gross profit for the first quarter of 2007 of $64.6 million remained consistent with the 2006 first quarter gross profit of $65.0 million notwithstanding the higher product sales discussed above. As a percent of total sales, gross margin decreased to 24% from 30% in the prior year primarily reflecting the impact of reduced production volumes in 2007 which contributed to higher per ton production costs in 2007 compared to the 2006 benefits gained from the impact of higher production and a $4.1 million business interruption insurance recovery. The per unit cost of deicing product sold during the 2006 first quarter benefited from efficiencies gained from increased production levels in response to the severe winter weather during the prior quarter ended December 2005 and the continued inventory build during the collective bargaining negotiations at our Goderich mine. Conversely, our 2007 first quarter production levels in both North America and the U.K. were reduced as a consequence of the mild weather during the entire 2006 – 2007 winter season. The impact of these actions was a reduction in gross profit of approximately $6 million when comparing the 2007 quarter to the prior year quarter. Additionally, in 2006, we received a $4.1 million business interruption insurance recovery which was recorded as a reduction of product costs for the quarter ended March 31, 2006. The insurance recovery related to a temporary production interruption at one of the Company’s salt mines in late 2004. We also experienced an unfavorable customer margin mix in 2007 compared to 2006 as the snowfall in our markets was more concentrated at lower-margin market locations. Finally, potassium chloride (KCl), a raw material used in making our sulfate of potash fertilizer, is purchased under a long-term supply contract with annual changes in price based on previous year changes in the market price for KCl. Although the pricing under this contract continues to be favorable to market, the contract price has increased significantly over the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses for the first quarter of 2007 of $15.6 million increased $1.4 million, or 10% compared to $14.2 million for the same period in 2006. Expense in 2007 includes a $1.6 million first quarter charge for the year to reflect a change in our earned vacation policy and $0.6 million of selling, general and administrative expenses from the newly consolidated records management business, partially offset by a first quarter reduction in our variable compensation in response to milder than expected weather.
Interest Expense
Interest expense for the first quarter of 2007 of $13.9 million increased $0.4 million compared to $13.5 million for the same period in 2006. This increase is due to higher interest accretion on the higher principal balances of the discount notes, partially offset by lower interest expense on our credit agreement due to a lower average level of borrowings outstanding.
Income Tax Expense
Income tax expense for the three months ended March 31, 2007 was $9.0 million compared to $9.1 million for the same quarter of 2006. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

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
Cash and cash equivalents of $35.4 million as of March 31, 2007 increased $28.0 million over December 31, 2006 reflecting the seasonal nature of the business.
During the three months ended March 31, 2007, operating cash flows were $80.4 million. We used those cash flows to fund capital expenditures of $8.9 million, acquire a records management business for $7.6 million, pay $10.4 million of dividends to the holders of our common stock, repay the $16.2 million balance of our revolving credit facility and make a $10.0 million principal payment on our term loan.
As of March 31, 2007, we had $567.2 million of principal indebtedness including $113.4 million of senior discount notes with a face value of $123.5 million, $157.1 million of senior subordinated discount notes with a face value of $179.6 million and $296.7 million of term loan under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million. No amounts were borrowed under our revolving credit facility as of March 31, 2007. As of March 31, 2007, borrowing availability under our revolving credit facility was reduced by $12.4 million of letters of credit, leaving an available balance of approximately $112.6 million. As of March 31, 2007, we are in compliance with all conditions and covenants related to these borrowings.
Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. CMI is a holding company with no operations of its own and accordingly, our operations are conducted through our operating subsidiaries. The CMG senior secured credit agreement is collateralized by substantially all of the operating assets of our subsidiaries. Our subsidiaries have not guaranteed and have no legal obligation to make funds available to CMI for payment on the senior subordinated notes or discount notes (“Notes”) or to pay dividends on our capital stock. However, our ability to make payments on the Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. Additionally, the terms of the CMG senior secured credit agreement limit the transferability of assets and the amount of dividends that our subsidiaries can distribute to CMI. The terms also restrict our subsidiaries from paying dividends to CMI in order to fund cash interest on the discount notes if we do not comply with the provisions relating to the adjusted total leverage ratio and consolidated fixed charge coverage ratio, or if a default or event of default has occurred and is continuing under CMG’s senior secured credit agreement. In addition, we cannot assure you that we will maintain these ratios. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Notes when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our Notes on or before maturity and we cannot assure you that we will be able to refinance any of it on commercially reasonable terms or at all.
For the Three Months Ended March 31, 2007 and 2006
Net cash flows provided by operating activities for the three months ended March 31, 2007 and 2006 were $80.4 million and $112.6 million, respectively. Of these amounts, $38.5 million and $70.8 million for 2007 and 2006, respectively, were generated by working capital reductions. For 2007, inventory levels were reduced $53.2 million while receivable balances increased $2.1 million and we paid accounts payable and accrued expenses of $12.6 million. For the first quarter of 2006, cash was generated by collections of accounts receivable of $97.3 million and inventory reductions of $2.3 million. These reductions were partially offset by decreases in accounts payable and accrued expenses in 2006 of $28.8 million. These working capital changes are indicative of the seasonal nature of highway deicing product line sales which will vary with the severity of the winter weather in our markets.
Net cash flows used by investing activities for the three months ended March 31, 2007 and 2006, of $16.5 million and $10.3 million, respectively, resulted from capital expenditures of $8.9 million and $9.3 million respectively, and the acquisition of a records management business for $7.6 million in 2007. The 2007 capital expenditures include $1.6 million for projects to replace an existing underground rock salt mill at our Canadian mine and expand that mine’s production capacity by approximately 750,000 tons. The new mill is expected to be completed during the second quarter of 2007 and the expansion project is expected to be completed by 2008. The remaining capital expenditures were primarily for routine replacements.
Financing activities in the 2007 three-month period used $35.8 million primarily to make $10.4 million of dividend payments and $26.2 million of payments to reduce the amount of debt outstanding. During 2007, we repaid $16.2 million of borrowings under our revolving credit facility and made a principal repayment of $10.0 million to reduce the balance of our term loan. During 2006, net cash flows used in financing activities of $50.4 million was primarily used to repay the outstanding revolver balance of $31.0 million, voluntarily make an early payment of $10.0 million on our term loan, and pay dividends of $9.8 million.

Recent Accounting Pronouncements
During 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 – “Fair Value Measurements”. This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It provides a frame-work for measuring fair value and requires additional disclosures about fair-value measurements. This statement applies only to fair-value measurements already required or permitted by other statements; it does not impose additional fair value measurements. This statement is effective for fair value measurements in fiscal years beginning after November 15, 2007. Management does not currently expect this statement to have a material impact on our financial condition or results of operations.
During the first quarter of 2007 the FASB issued FASB Statement No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement allows entities to choose, at specified dates, to measure certain financial instruments and firm commitments at fair value if fair value measurement was not already required by other guidance. Subsequent unrealized gains and losses due to changes in fair value would be recognized in earnings. Additionally, this statement establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective at the beginning of fiscal years beginning after November 15, 2007. Management is currently evaluating its alternatives with respect to eligible items.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments and an interest rate swap agreement, and may take further actions to mitigate our exposure to other risks. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.
Changes in Internal Control Over Financial Reporting — There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2007 with respect to legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.1	Form of Non-qualified Stock Option Award Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 23, 2006).

10.2	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 23, 2006).

10.3	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 23, 2006).

10.4*	Annual Incentive Plan Summary.

10.5*	First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan.

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 1, 2007	/s/ ANGELO C. BRISIMITZAKIS

Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: May 1, 2007	/s/ RODNEY L. UNDERDOWN

Rodney L. Underdown
Vice President and Chief Financial Officer