Form 10-Q
period 2007-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2007-07-31
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 23, 2007 was 32,306,815 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$31.3	$7.4
Receivables, less allowance for doubtful accounts of
$1.9 in 2007 and $1.6 in 2006	64.5	114.0
Inventories	119.9	146.1
Deferred income taxes, net	10.7	8.5
Other	6.1	7.8
Total current assets	232.5	283.8
Property, plant and equipment, net	387.8	374.6
Intangible assets, net	20.9	21.5
Other	33.2	26.4
Total assets	$674.4	$706.3
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2.9	$3.1
Accounts payable	47.5	73.0
Accrued expenses	16.7	23.0
Accrued salaries and wages	12.9	12.3
Income taxes payable	9.2	2.9
Accrued interest	4.5	4.7
Total current liabilities	93.7	119.0
Long-term debt, net of current portion	561.7	582.4
Deferred income taxes, net	6.9	11.1
Other noncurrent liabilities	60.9	58.9
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Common stock: $0.01 par value, 200,000,000 authorized shares;
35,367,264 issued shares	0.4	0.4
Additional paid-in capital	1.8	0.3
Treasury stock, at cost - 3,088,549 shares at June 30, 2007 and
3,270,141 shares at December 31, 2006	(5.9)	(6.2)
Accumulated deficit	(91.7)	(95.4)
Accumulated other comprehensive income	46.6	35.8
Total stockholders' equity (deficit)	(48.8)	(65.1)
Total liabilities and stockholders' equity (deficit)	$674.4	$706.3
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$127.5	$108.1	$391.7	$326.0
Shipping and handling cost	30.5	29.6	116.4	104.3
Product cost	71.6	58.5	185.3	136.7
Gross profit	25.4	20.0	90.0	85.0
Selling, general and administrative expenses	15.8	12.8	31.4	27.0
Operating earnings	9.6	7.2	58.6	58.0
Other (income) expense:
Interest expense	13.5	13.1	27.4	26.6
Other, net	-	(1.6)	-	(2.0)
Earnings (loss) before income taxes	(3.9)	(4.3)	31.2	33.4
Income tax expense (benefit)	(0.7)	(2.2)	8.3	6.9
Net earnings (loss)	$(3.2)	$(2.1)	$22.9	$26.5
Basic net earnings (loss) per share	$(0.10)	$(0.07)	$0.70	$0.82
Diluted net earnings (loss) per share	$(0.10)	$(0.07)	$0.70	$0.82
Cash dividends per share	$0.32	$0.305	$0.64	$0.61
Basic weighted-average shares outstanding	32,257,415	32,011,226	32,698,889	32,225,501
Diluted weighted-average shares outstanding	32,257,415	32,011,226	32,861,165	32,499,975
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the six months ended June 30, 2007
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2006	$0.4	$0.3	$(6.2)	$(95.4)	$35.8	$(65.1)
Dividends on common stock		(1.7)		(19.2)		(20.9)
Stock options exercised		2.1	0.3			2.4
Stock-based compensation		1.1				1.1
Comprehensive income:
Net earnings				22.9		22.9
Realization of pension costs					0.4	0.4
Unrealized gain on cash flow hedges					2.6	2.6
Foreign currency translation adjustments					7.8	7.8
Total comprehensive income						33.7
Balance, June 30, 2007	$0.4	$1.8	$(5.9)	$(91.7)	$46.6	$(48.8)
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)
	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$22.9	$26.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	19.2	20.3
Finance fee amortization	0.7	0.7
Accreted interest	16.2	14.3
Deferred income taxes	(6.5)	(12.1)
Other, net	1.2	0.7
Changes in operating assets and liabilities:
Receivables	52.0	127.3
Inventories	28.5	(23.7)
Other assets	0.6	3.3
Accounts payable and accrued expenses	(25.3)	(63.1)
Other noncurrent liabilities	0.5	1.2
Net cash provided by operating activities	110.0	95.4

Cash flows from investing activities:
Capital expenditures	(22.8)	(15.9)
Purchase of a business	(7.6)	-
Other, net	-	(2.1)
Net cash used in investing activities	(30.4)	(18.0)

Cash flows from financing activities:
Principal payments on long-term debt	(20.7)	(21.7)
Revolver activity	(16.2)	(31.0)
Dividends paid	(20.9)	(19.7)
Proceeds received from stock option exercises	0.3	0.3
Excess tax benefits from stock option exercises	2.1	1.6
Other, net	-	(0.1)
Net cash used in financing activities	(55.4)	(70.6)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	4.2
Net change in cash and cash equivalents	23.9	11.0
Cash and cash equivalents, beginning of the year	7.4	47.1
Cash and cash equivalents, end of period	$31.3	$58.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.6	$12.0
Income taxes paid, net of refunds	12.2	16.2
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and Europe. Its principal products are salt, which includes sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer. The company provides highway deicing salt to customers in North America and the United Kingdom, and produces and distributes consumer deicing and water conditioning products, ingredients used in consumer and commercial foods, specialty fertilizers, and products used in agriculture and other consumer and industrial applications. Compass Minerals also provides records management services to businesses throughout the U.K.

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

Reclassifications – Certain prior period amounts have been reclassified from shipping and handling cost to product cost to conform to the current year presentation.

Recent Accounting Pronouncements – Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes” (FIN 48).  This interpretation provides guidance with regard to the recognition and measurement of uncertain tax positions, the accrual of interest and penalties, and increased disclosure requirements.  In particular, uncertain tax positions can only be recognized if they are “more likely than not” to be upheld based on their technical merits.  The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement.  Compass Minerals has historically used the “more-likely-than-not” threshold for recognizing uncertain tax positions.  The adoption of this interpretation had no effect on the Company’s financial condition or results of operations.

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

During the second quarter of 2007, the Emerging Issues Task Force (EITF) ratified EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  The consensus clarifies how a company should account for the income tax benefits received on dividends or dividend equivalents paid to employees on unvested share-based awards.  Under current accounting guidance, those dividends are accounted for as a reduction to retained earnings to the extent management estimates the underlying awards will eventually vest.  The dividends on the assumed forfeitures are treated as compensation expense.  The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents paid to employees for share-based awards that are charged to retained earnings should be recognized as an increase to additional paid-in capital rather than a reduction to income tax expense.  This consensus is to be applied prospectively and is effective for dividends declared in years beginning after December 15, 2007.

Under the Company’s 2005 Incentive Award Plan, the stock options and restricted stock units awarded to employees entitle the participants to receive non-forfeitable dividends.  The Company currently recognizes the tax benefits from these payments as a reduction to its income tax expense.  Management believes the application of this consensus in 2008 will not have a material affect on the Company’s financial condition or results of operations.

2.	Inventories:

Inventories consist of the following (in millions):
	June 30,	December 31,
	2007	2006
Finished goods	$105.5	$129.9
Raw materials and supplies	14.4	16.2
Total inventories	$119.9	$146.1

3.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):
	June 30,	December 31,
	2007	2006
Land and buildings	$146.2	$142.8
Machinery and equipment	447.1	424.4
Furniture and fixtures	15.4	15.1
Mineral interests	181.3	180.7
Construction in progress	39.3	20.0
	829.3	783.0
Less accumulated depreciation and depletion	(441.5)	(408.4)
Net property, plant and equipment	$387.8	$374.6

4.	Intangible Assets, Net:

Intangible assets consist of rights to produce SOP and a customer list acquired in connection with the purchase of an SOP marketing business. The accumulated amortization of intangible assets at June 30, 2007 and December 31, 2006 was $3.9 million and $3.3 million, respectively.

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

Upon adoption of FIN 48, the Company’s unrecognized tax benefits totaled approximately $27.7 million primarily due to transactions and deductions related to U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  In addition, the Company accrues potential interest and penalties on its uncertain tax positions within its tax provision.  As of January 1, 2007, accrued interest and penalties totaled $8.4 million.  The Company believes its uncertain tax positions could decrease by up to $5 million during the next twelve months.  Additionally, the Company believes that up to $4 million of interest and penalties associated with its uncertain tax positions could be settled during the next 12 months.

The Company recorded income tax benefits of $0.7 million and $2.2 million for the three months ended June 30, 2007 and 2006, respectively, and income tax expense of $8.3 million and $6.9 million for the six months ended June 30, 2007 and 2006, respectively.  During the second quarter of 2006, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals.  In addition to this, the Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At June 30, 2007, the Company had approximately $41.7 million of NOLs that expire between 2010 and 2022. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of June 30, 2007 and December 31, 2006, the Company’s valuation allowance was $2.9 million. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.	Long-term Debt:

Long-term debt consists of the following (in millions):
	June 30,	December 31,
	2007	2006
12 3/4% Senior Discount Notes due 2012	$116.9	$109.9
12% Senior Subordinated Discount Notes due 2013	161.7	152.6
Term Loan due 2012	286.0	306.7
Revolving Credit Facility due 2010	-	16.3
	564.6	585.5
Less current portion	(2.9)	(3.1)
Long-term debt, net of current portion	$561.7	$582.4

7.	Pension Plans:

Effective June 1, 2007, the Company terminated its defined benefit pension plan covering certain of its U.S. employees.  The Company intends to make a final contribution of approximately $0.2 million during the third quarter of 2007 to fully fund and settle the plan’s benefit obligations.  As a result of the termination, previously unrealized prior service costs of $0.2 million have been expensed to product cost during the three and six months ended June 30, 2007.

The components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 are as follows (in millions):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost for benefits earned during the year	$0.2	$0.2	$0.4	$0.4
Interest cost on projected benefit obligation	1.0	0.9	2.1	1.8
Return on plan assets	(1.2)	(1.1)	(2.4)	(2.1)
Net amortization	0.1	0.2	0.2	0.2
Curtailment loss	0.2	-	0.2	-
Net pension expense	$0.3	$0.2	$0.5	$0.3

During the six months ended June 30, 2007, the Company made $0.6 million of contributions to its U.K. plan.

8.	Commitments and Contingencies:

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

9.	Operating Segments:

Segment information is as follows (in millions):
	Three Months Ended June 30, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$89.2	$35.5	$2.8	$127.5
Intersegment sales	0.2	2.9	(3.1)	-
Shipping and handling cost	25.5	5.0	-	30.5
Operating earnings (loss)	8.9	8.9	(8.2)	9.6
Depreciation, depletion and amortization	6.8	2.3	0.2	9.3
Total assets	475.4	149.2	49.8	674.4

	Three Months Ended June 30, 2006
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$80.4	$27.7	$-	$108.1
Intersegment sales	-	3.1	(3.1)	-
Shipping and handling cost	25.9	3.7	-	29.6
Operating earnings (loss)(b)	4.8	8.3	(5.9)	7.2
Depreciation, depletion and amortization	8.1	2.1	-	10.2
Total assets	479.9	147.5	36.6	664.0

	Six Months Ended June 30, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$319.1	$67.6	$5.0	$391.7
Intersegment sales	0.2	6.0	(6.2)	-
Shipping and handling cost	106.7	9.7	-	116.4
Operating earnings (loss)	57.0	16.6	(15.0)	58.6
Depreciation, depletion and amortization	14.1	4.7	0.4	19.2

	Six Months Ended June 30, 2006
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$270.6	$55.4	$-	$326.0
Intersegment sales	-	5.6	(5.6)	-
Shipping and handling cost	96.4	7.9	-	104.3
Operating earnings (loss)(b)	54.1	16.2	(12.3)	58.0
Depreciation, depletion and amortization	16.1	4.2	-	20.3

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

“Corporate and Other” in the 2007 tables above include the results of operations and assets of our records management business acquired effective November 1, 2006.  Additionally, effective January 12, 2007, the Company acquired all of the outstanding common stock of Interactive Records Management Limited (IRM), a records management business located in London, England for approximately $7.6 million in cash, consisting of assets with a fair value of $8.7 million, net of liabilities assumed of $1.1 million.  The purchase agreement also provides for up to approximately $2 million of contingent consideration depending on the level of revenues achieved over the next two years.

During the second quarter of 2006, the Company settled with its insurers and recognized the final $1.0 million of proceeds from a business interruption insurance recovery as a reduction to product cost for the salt segment. The recovery recorded during the six months ended June 30, 2006 totaled $5.1 million. The business interruption claim was due to a temporary production interruption at the Goderich mine in late 2004 that resulted in reduced sales during the first quarter of 2005.

10.	Stockholders’ Equity and Equity Instruments:

In 2007, the Company granted 138,375 options and 45,925 restricted stock units to certain key employees under its 2005 Incentive Award Plan.  The Company’s stock price on the grant date of $33.44 was used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”).  The options vest ratably on each anniversary date over a four-year service period.  Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. Both types of instruments entitle the holders to receive non-forfeitable dividends or other distributions equal to and at the same time as those declared on the Company’s common stock.

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and fair values for the options granted during 2007 is included in the table below. The weighted average grant date fair value of these options was $10.65.

Range
Fair value of options granted	$7.61 - $11.23
Exercise price	$33.44
Expected term (years)	3 - 6
Expected volatility	24.25%
Dividend yield(a)	0%
Risk-free rate of return	4.5% - 4.55%

(a) The assumed dividend yield reflects the non-forfeiting dividend feature.

During the six months ended June 30, 2007, the Company reissued 177,516 shares of treasury stock related to the exercise of stock options and 4,076 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  During the six months ended June 30, 2007 and 2006, the Company recorded $0.9 million and $0.4 million of compensation expense, respectively, pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2007.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2006	746,182	$15.91	72,900	$25.60
Granted	138,375	33.44	45,925	33.44
Exercised	(177,516)	1.74	-	-
Outstanding at June 30, 2007	707,041	$22.90	118,825	$28.63

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges, foreign currency translation adjustments and realization of the previously unrealized net pension costs.  The components of comprehensive income for the three and six months ended June 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings (loss)	$(3.2)	$(2.1)	$22.9	$26.5
Amortization of unrealized net pension costs	0.2	-	0.4	-
Unrealized gain (loss) on cash flow hedges	0.8	1.0	2.6	(1.0)
Cumulative translation adjustments	7.0	6.7	7.8	7.9
Total comprehensive income	$4.8	$5.6	$33.7	$33.4

The components of accumulated other comprehensive income as of June 30, 2007 are provided below.

	Balance		Balance
	December 31,	2007	June 30,
	2006	Change	2007
Unrealized net pension costs	$(9.6)	$0.4	$(9.2)
Unrealized gain (loss) on cash flow hedges	(3.0)	2.6	(0.4)
Cumulative foreign currency translation adjustment	48.4	7.8	56.2
Accumulated other comprehensive income	$35.8	$10.8	$46.6

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable income taxes of $1.8 million.

11.	Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net earnings (loss)	$(3.2)	$(2.1)	$22.9	$26.5
Denominator:
Weighted average common shares outstanding,
shares for basic earnings per share (a)	32,257,415	32,011,226	32,698,889	32,225,501
Weighted average stock options outstanding (b)	-	-	162,276	274,474
Shares for diluted earnings per share	32,257,415	32,011,226	32,861,165	32,499,975
Earnings (loss) per share, basic	$(0.10)	$(0.07)	$0.70	$0.82
Earnings (loss) per share, diluted	$(0.10)	$(0.07)	$0.70	$0.82

(a) Includes the weighted-average number of participating securities outstanding during the period unless securities are anti-dilutive due to a net loss.

(b) For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted-average number of outstanding common shares unless the securities are anti-dilutive due to a net loss.

For the three months ended June 30, 2007 and 2006, participating securities relative to 561,400 and 373,100 shares, respectively, were not included in the calculation of basic earnings (loss) per share because they were anti-dilutive.  Additionally, the calculation of diluted earnings (loss) per share for the second quarter of each year also excluded non-participating stock options relative to 264,466 and 517,611 shares, respectively, because they were anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; uninsured risks and hazards associated with underground mining operations; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Due to the relatively low value of salt, transportation costs constitute a relatively large portion of the total delivered cost of our product.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets.  Consequently, inventory management practices can affect our production volumes which may impact our per ton cost of inventory and ultimately our profit margins.  Although the winter weather in our North American markets during the first quarter of 2007 was more severe than the winter weather during the first quarter of 2006, it remained milder than normal.  Our U.K. subsidiary experienced significantly milder weather during the first quarter of 2007 when compared to normal and when compared to the first quarter of the prior year.

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

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our new records management business and unallocated corporate activities and net assets.  As discussed in Note 9 to the Consolidated Financial Statements, we acquired a records management business in the U.K. (“DeepStore”) effective November 1, 2006 and another U.K. records management business in January 2007.  The results of operations of the records management business, including sales of $2.8 million and $5.0 million for the three and six months ended June 30, 2007, respectively, are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except per ton data	2007	2006	2007	2006
Sales by Segment:
Salt sales	$89.2	$80.4	$319.1	$270.6
Less: salt shipping and handling	25.5	25.9	106.7	96.4
Salt product sales	$63.7	$54.5	$212.4	$174.2

Specialty fertilizer (SOP) sales	$35.5	$27.7	$67.6	$55.4
Less: SOP shipping and handling	5.0	3.7	9.7	7.9
Specialty fertilizer product sales	$30.5	$24.0	$57.9	$47.5
Sales Volumes (thousands of tons)
Highway deicing	990	833	5,102	4,418
Consumer and industrial	503	519	1,084	1,060
Specialty fertilizer	115	95	222	192
Average Sales Price (per ton)
Highway deicing	$29.55	$29.50	$37.53	$35.59
Consumer and industrial	119.09	107.66	117.80	106.99
Specialty fertilizer	307.62	292.61	304.23	288.95

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales

Sales for the second quarter of 2007 of $127.5 million increased $19.4 million, or 18% compared to $108.1 million for the same quarter of 2006. Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our new records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Such shipping and handling costs were $30.5 million during the second quarter of 2007, an increase of $0.9 million compared to $29.6 million for the same quarter of 2006.  Shipping and handling costs increased primarily as a result of higher sales volumes during the second quarter of when compared to the same period of 2006.

Product sales for the second quarter of 2007 of $94.2 million increased $15.7 million, or 20% compared to $78.5 million for the same period in 2006 reflecting higher sales of both salt and specialty potash fertilizer products.

Salt product sales for the second quarter of 2007 of $63.7 million increased $9.2 million, or 17% compared to $54.5 million for the same period in 2006 due to price improvements and higher North American deicing salt sales volumes.  Product sales price improvements increased sales by approximately $5.3 million, principally for consumer and industrial products.  Higher North American highway deicing sales volumes also contributed an additional $4.4 million over the 2006 second quarter, partially offset by lower deicing sales volumes in the U.K. and lower volumes of consumer and industrial salt products.  The North American highway deicing sales volumes in the second quarter of 2006 were negatively impacted by an eight-week strike at our Goderich mine which reduced inventory volumes and resulted in lower sales to our chemical customers in that quarter.

Specialty potash fertilizer product sales for the second quarter of 2007 of $30.5 million increased $6.5 million, or 27% compared to $24.0 million for the same period in 2006.  Higher SOP sales volumes contributed approximately $5.6 million of additional sales while higher product sales prices increased sales by approximately $0.9 million. The improved sales volumes reflect more normal weather conditions in the western U.S. in 2007 compared to the wet weather conditions during the 2006 spring season, and improved agricultural conditions in the eastern U.S. during 2007 which strengthened sales in that market.

Gross Profit

Gross profit for the second quarter of 2007 of $25.4 million increased $5.4 million or 27% compared to $20.0 million in the second quarter of 2006, mainly reflecting the product sales price improvements of approximately $6.2 million and favorable North American highway and specialty fertilizer sales volumes as discussed above, and efficiency improvements attributable to increased production at our Goderich mine as a consequence of the strike during the second quarter of 2006.  Management estimates the impact of the reduced production and incremental costs caused by the strike reduced gross profit by approximately $3 million to $4 million during the second quarter of 2006 when compared to planned production spending and volumes during that period.  These margin improvements were partially offset by lower margins from our U.K. operations due to curtailed production during the second quarter of 2007 following the extremely mild winter weather which negatively impacted our gross profit by approximately $3 million, and by higher raw material costs.  The higher raw material costs primarily reflect the higher costs of potassium chloride (KCl), a raw material used in making our sulfate of potash fertilizer.  KCl is purchased under a long-term supply contract with annual changes in price based on previous year changes in the market price for KCl.  Although the pricing under this contract continues to be favorable to market, the contract price has increased significantly over the prior year.  Additionally, the second quarter of 2006 benefited from a $1.0 million business interruption insurance recovery that reduced cost of sales in that period.  The 2006 business interruption recovery was caused by a 2004 temporary production interruption at the Goderich mine which resulted in unavailable finished goods inventory and our inability to meet the incremental demand for deicing salt products in certain of the Company’s markets in 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2007 of $15.8 million increased $3.0 million, or 23% compared to $12.8 million for the same period of 2006.  The increase in expense for 2007 is primarily due to higher accruals for variable compensation and benefits and additional expenses from the new records management business.

Interest Expense

Interest expense for the second quarter of 2007 of $13.5 million increased $0.4 million compared to $13.1 million for the same period in 2006. This increase is due to higher accreted interest expense on the higher principal balances of our discount notes, partially offset by lower interest expense on our credit agreement due to a lower average level of borrowings outstanding.   Subsequent to June 30, 2006, we have reduced our borrowings under our term loan by approximately $42.4 million, principally through voluntary early repayments.

Other (Income) Expense, Net

Other (income) expense, net primarily includes foreign currency exchange gains and losses and interest income.  For the three months ended June 30, 2007, foreign exchange losses were offset by interest income while the same period of 2006 includes foreign exchange gains and interest income.

Income Tax Expense (Benefit)

Income tax benefit of $0.7 million for the three months ended June 30, 2007 decreased from $2.2 million for the same period in 2006.  During the second quarter of 2006, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest and penalties on uncertain tax positions and interest expense recognition differences for book and tax purposes.  See Note 5 to the Consolidated Financial Statements for a discussion of the Company’s uncertain tax positions.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Sales

Sales for the six months ended June 30, 2007 of $391.7 million increased $65.7 million, or 20% compared to $326.0 million for the six months ended June 30, 2006.  Shipping and handling costs were $116.4 million during six months of 2007, an increase of $12.1 million compared to $104.3 million for the same 2006 period.  The increase in shipping and handling-related costs for 2007 is due to the higher volume of products sold as compared to 2006.

Product sales for the six months ended June 30, 2007 of $270.3 million increased $48.6 million, or 22% compared to $221.7 million for the same period in 2006 reflecting an increase in the salt and specialty fertilizer segments as discussed below.

Salt product sales of $212.4 million for six months of 2007 increased $38.2 million or 22% compared to $174.2 million in 2006 reflecting price improvements and higher sales volumes in 2007.  Product sales price improvements increased sales by approximately $21.6 million for the six months ended June 30, 2007.  Although the winter weather in our markets during the first quarter of 2007 was milder than normal, it was more severe than the mild winter weather during the first quarter of 2006.  Additionally, the 2006 sales volume was negatively impacted by the eight-week strike at our Goderich mine during the second quarter of 2006 which depleted inventory levels resulting in lower sales to our chemical customers. Consequently, in North America, we sold approximately 992,000 more tons of salt in 2007 than in 2006, increasing sales by approximately $22.5 million.  The North American increase in sales volume was partially offset by volume declines in the U.K. caused by the extremely mild winter weather during 2007 which negatively impacted sales by approximately $7.6 million.  The strengthening of the British pound sterling relative to the U.S. dollar also improved sales by approximately $1.0 million.

Specialty potash fertilizer product sales of $57.9 million for the six months ended June 30, 2007 increased $10.4 million or 22% over $47.5 million during the same period in 2006 reflecting an increase in sales price and higher sales volumes.  Product sales price increases improved sales by $1.8 million and higher domestic and export sales volumes contributed approximately $8.6 million of additional sales.  The improved sales volumes in the western United States reflect improved weather conditions as compared to the prolonged wet weather conditions during the 2006 spring season while the improved agricultural conditions in the eastern U.S. strengthened sales in that market.

Gross Profit

Gross profit for the six months ended June 30, 2007 of $90.0 million increased $5.0 million, or 6% compared to $85.0 million for the same period in 2006, although as a percentage of sales gross margin decreased to 23% from 26% in 2006.  The net improvement in sales volumes and prices discussed above were partially offset by higher per ton production costs during 2007 that resulted from lower deicing salt production volumes when compared to the prior year, higher raw material costs (principally KCl), and the benefit in 2006 of the $5.1 million of business interruption insurance proceeds received and recorded as a reduction of product costs.

The per unit cost of deicing product sold increased as a result of curtailed production during the first quarter of 2007 as a consequence of the milder weather in North America and the U.K. during the 2006 - 2007 winter season as compared to the 2005 – 2006 winter season.  Deicing salt production levels were higher than normal during the first quarter of 2006 in response to the severe winter weather during the prior quarter ended December 2005, while production volumes in North America were lower than normal in the second quarter of 2006 due to the eight week strike at our Goderich mine.  Higher raw material costs in 2007 also resulted in higher per ton production cost.  KCl, used in making our sulfate of potash fertilizer, is purchased under a long-term supply contract with annual changes in price based on previous year changes in the market price for KCl.  Although the pricing under this contract continues to be favorable to market, the contract price has increased significantly over the prior year.

The $5.1 million of business interruption insurance proceeds received in 2006 resulted from a 2004 temporary production interruption at the Goderich mine which resulted in unavailable finished goods inventory and our inability to meet the incremental demand for deicing salt products in certain of the Company’s markets in 2005.  Finally, we also experienced an unfavorable customer margin mix in 2007 compared to 2006 as the snowfall in our markets was more concentrated at lower-margin market locations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2007 six month period of $31.4 million increased $4.4 million, or 16% compared to $27.0 million for the same period of 2006.  The increase in expense for 2007 is primarily due to higher accruals for variable compensation and benefits expense, additional expenses from our new records management business in the U.K., and higher expense due to a change in the timing of the vacation accrual resulting from a change in the Company’s earned vacation policy.

Interest Expense

Interest expense for the six months ended June 30, 2007 of $27.4 million increased $0.8 million compared to $26.6 million for the same period in 2006.  This increase is due to higher accreted interest expense on the higher principal balances of our discount notes, partially offset by lower interest expense on our credit agreement due to a lower average level of borrowings outstanding.  Subsequent to June 30, 2006, we have reduced our borrowings under our term loan by approximately $42.4 million, principally through voluntary early repayments.

Other (Income) Expense, Net

Other (income) expense, net for the six months ended June 30, 2007 primarily includes foreign currency exchange losses offset by interest income.  The 2006 six-month period includes higher levels of interest income due to higher average balances of cash and cash equivalents, and foreign currency exchange gains.

Income Tax Expense (Benefit)

Income tax expense of $8.3 million for the six months ended June 30, 2007 increased $1.4 million from $6.9 million for the same period in 2006.  During the second quarter of 2006, the Company filed foreign tax returns and recorded a $0.6 million benefit for a true-up of previous accruals.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.  See Note 5 to the Consolidated Financial Statements for a discussion of the Company’s uncertain tax positions.

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

During the six months ended June 30, 2007, cash flows from operations were $110.0 million.  We used a portion of those cash flows to fund capital expenditures of $22.8 million, pay $20.9 million of dividends to the holders of our common stock, repay the $16.2 million balance of our revolving credit facility and make $20.7 million of principal payments on our term loan, including approximately $19.3 million which we voluntarily paid early.

As of June 30, 2007, we had $564.6 million of principal indebtedness including $116.9 million of senior discount notes with a face value of $123.5 million, $161.7 million of senior subordinated discount notes with a face value of $179.6 million and $286.0 million of term loan under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  No amounts were borrowed under our revolving credit facility as of June 30, 2007 and we had cash on hand totaling $31.3 million.  As of June 30, 2007, borrowing availability under our revolving credit facility was reduced by $12.6 million of letters of credit, leaving an available balance of approximately $112.4 million.  As of June 30, 2007, we are in compliance with all conditions and covenants related to these borrowings.

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

For the Six Months Ended June 30, 2007 and 2006

Net cash flows provided by operating activities for the six months ended June 30, 2007 and 2006 were $110.0 million and $95.4 million, respectively. Of these amounts, $55.2 million and $40.5 million for 2007 and 2006 respectively, were generated by net working capital reductions.  In 2007, the decrease in receivables of $52.0 million as compared to the decrease of $127.3 million in 2006 reflects the impact of milder winter weather during the fourth quarter of 2006 as compared to the severe weather during the fourth quarter of 2005.  The decrease in inventory of $28.5 million during the first half of 2007 as compared to the inventory build of $23.7 million in 2006 also reflects the contrasting seasons as beginning 2007 inventory levels were higher following the milder winter weather in the fourth quarter of 2006 resulting in curtailed production during 2007.  Finally, the decrease in accounts payable and accrued expenses of $25.3 million for 2007 and $63.1 million for 2006 also reflect the seasonal nature of our highway deicing product line.

Net cash flows used by investing activities for the six months ended June 30, 2007 and 2006, of $30.4 million and $18.0 million, respectively, resulted from capital expenditures of $22.8 million and $15.9 million, respectively, and the acquisition of a records management business for $7.6 million in 2007. The 2007 capital expenditures include $3.9 million for projects to replace an existing underground rock salt mill at our Canadian mine and expand that mine’s production capacity by approximately 750,000 tons.  The new mill is expected to be placed in service during the third quarter of 2007 and the expansion project is expected to be completed by 2008.  The remaining capital expenditures were primarily for routine replacements.

Financing activities in the 2007 six-month period used $55.4 million, primarily for $20.9 million of dividend payments and $36.9 million of payments to reduce our outstanding debt.  During 2007, we repaid $16.2 million of borrowings under our revolving credit facility and made principal repayments totaling $20.7 million to reduce the balance of our term loan, including approximately $19.3 million of reductions in excess of our scheduled maturities.  Net cash flow used in financing activities during 2006 was $70.6 million, including $21.7 million to reduce our term loan balance (of which $20.0 million resulted from voluntary early principal repayments), $31.0 million of payments on our revolving credit facility, and $19.7 million of dividends.

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

During the second quarter of 2007, the Emerging Issues Task Force (EITF) ratified EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.”  The issue is how a company should account for the income tax benefits received on dividends or dividend equivalents paid to employees on unvested share-based awards.  Under current accounting guidance, those dividends are accounted for as a reduction to retained earnings to the extent management estimates the underlying awards will eventually vest.  The dividends on the assumed forfeitures are treated as compensation expense.  The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents paid to employees for share-based awards that are charged to retained earnings should be recognized as an increase to additional paid-in capital rather than a reduction to income tax expense.  This consensus is to be applied prospectively and is effective for dividends declared in years beginning after December 15, 2007.

Under our 2005 Incentive Award Plan, the stock options and restricted stock units awarded to employees entitle the participants to receive non-forfeitable dividends.  The tax benefits recognized from these payments are currently recorded as a reduction to income tax expense.  Management believes the application of this consensus in 2008 will not have a material affect on our financial condition or results of operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting - There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, from time to time, is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2007 with respect to legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 10, 2007 in Overland Park, Kansas.  Two items were submitted to a vote of stockholders as described in our 2007 Proxy Statement dated April 4, 2007.  The following table briefly describes the proposals and result of the stockholders’ vote.

1.	To elect the following persons as directors for a term of three years.

	Votes in Favor	Votes Withheld
Dr. Angelo C. Brisimitzakis	30,119,063	207,009
Mr. Timothy R. Snider	30,116,024	210,048

In addition to the directors listed above whose terms will expire in 2010, continuing directors whose terms will expire in 2008 are Mr. Vernon G. Baker II, Mr. Bradley J. Bell and Mr. Richard S. Grant.  Continuing directors whose terms will expire in 2009 are Mr. David J. D’Antoni, Mr. Perry W. Premdas and Mr. Allan R. Rothwell.

2.	To ratify the appointment of Ernst & Young LLP as Compass’s independent auditors for fiscal year 2007.

Vote in Favor	Votes Against	Votes Abstaining
30,257,617	37,690	30,765

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX
Exhibit No.	Description of Exhibit

10.1*	Form of Restricted Stock Unit Award Agreement.
10.2*	Compass Minerals Group, Inc. Restoration Plan.
31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date:	July 30, 2007	/s/ Angelo C. Brisimitzakis
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date:	July 30, 2007	/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer