Form 10-Q
period 2007-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2007-10-30
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 23, 2007 was 32,327,715 shares.

COMPASS MINERALS INTERNATIONAL, INC.

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2.0	$7.4
Receivables, less allowance for doubtful accounts of $2.0 in 2007 and $1.6 in 2006	96.8	114.0
Inventories	155.4	146.1
Deferred income taxes, net	12.8	8.5
Other	5.4	7.8
Total current assets	272.4	283.8
Property, plant and equipment, net	396.8	374.6
Intangible assets, net	20.7	21.5
Other	31.7	26.4
Total assets	$721.6	$706.3
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2.8	$3.1
Accounts payable	69.7	73.0
Accrued expenses	20.3	23.0
Accrued salaries and wages	15.4	12.3
Income taxes payable	15.0	2.9
Accrued interest	4.0	4.7
Total current liabilities	127.2	119.0
Long-term debt, net of current portion	584.7	582.4
Deferred income taxes, net	2.8	11.1
Other noncurrent liabilities	55.2	58.9
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	0.4	0.3
Treasury stock, at cost - 3,060,449 shares at September 30, 2007 and 3,270,141 shares at December 31, 2006	(5.8)	(6.2)
Accumulated deficit	(93.1)	(95.4)
Accumulated other comprehensive income	49.8	35.8
Total stockholders' equity (deficit)	(48.3)	(65.1)
Total liabilities and stockholders' equity (deficit)	$721.6	$706.3
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales	$139.5	$123.6	$531.2	$449.6
Shipping and handling cost	37.7	32.5	154.1	136.7
Product cost	69.3	61.5	254.6	198.3
Gross profit	32.5	29.6	122.5	114.6
Selling, general and administrative expenses	16.2	12.7	47.6	39.7
Operating earnings	16.3	16.9	74.9	74.9
Other (income) expense:
Interest expense	13.8	13.5	41.2	40.1
Other, net	(0.5)	(0.4)	(0.5)	(2.4)
Earnings before income taxes	3.0	3.8	34.2	37.2
Income tax expense (benefit)	(3.7)	1.5	4.6	8.4
Net earnings	$6.7	$2.3	$29.6	$28.8
Basic net earnings per share	$0.20	$0.07	$0.90	$0.89
Diluted net earnings per share	$0.20	$0.07	$0.90	$0.88
Cash dividends per share	$0.32	$0.305	$0.96	$0.915
Basic weighted-average shares outstanding	32,903,048	32,436,995	32,766,942	32,295,999
Diluted weighted-average shares outstanding	32,988,064	32,660,605	32,903,507	32,553,654
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2007
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2006	$0.4	$0.3	$(6.2)	$(95.4)	$35.8	$(65.1)
Dividends on common stock		(4.1)		(27.3)		(31.4)
Stock options exercised		2.3	0.4			2.7
Stock-based compensation		1.9				1.9
Comprehensive income:
Net earnings				29.6		29.6
Change in unrealized pension costs					0.1	0.1
Unrealized gain on cash flow hedges					0.6	0.6
Foreign currency translation adjustments					13.3	13.3
Total comprehensive income						43.6
Balance, September 30, 2007	$0.4	$0.4	$(5.8)	$(93.1)	$49.8	$(48.3)
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)
	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$29.6	$28.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	28.7	30.2
Finance fee amortization	1.0	1.0
Accreted interest	24.7	21.9
Deferred income taxes	(13.7)	(11.3)
Other, net	1.9	1.4
Changes in operating assets and liabilities:
Receivables	21.3	111.1
Inventories	(4.3)	(62.0)
Other assets	1.6	0.4
Accounts payable and accrued expenses	-	(43.6)
Other noncurrent liabilities	(3.7)	1.4
Net cash provided by operating activities	87.1	79.3
Cash flows from investing activities:
Capital expenditures	(35.4)	(24.5)
Purchase of a business	(7.6)	-
Other, net	(0.3)	(3.9)
Net cash used in investing activities	(43.3)	(28.4)
Cash flows from financing activities:
Principal payments on long-term debt	(31.4)	(34.5)
Revolver activity	8.4	(31.0)
Dividends paid	(31.4)	(29.6)
Proceeds received from stock option exercises	0.3	0.4
Excess tax benefits from stock option exercises	2.4	2.0
Other, net	-	(0.2)
Net cash used in financing activities	(51.7)	(92.9)
Effect of exchange rate changes on cash and cash equivalents	2.5	3.3
Net change in cash and cash equivalents	(5.4)	(38.7)
Cash and cash equivalents, beginning of the year	7.4	47.1
Cash and cash equivalents, end of period	$2.0	$8.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16.4	$13.7
Income taxes paid, net of refunds	10.8	20.9
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

The Company experiences a substantial amount of seasonality in salt segment sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, the Company stockpiles sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season. Due to the seasonal nature of the highway deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

2.	Inventories:

Inventories consist of the following (in millions):
	September 30,	December 31,
	2007	2006
Finished goods	$135.0	$129.9
Raw materials and supplies	20.4	16.2
Total inventories	$155.4	$146.1

3.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):
	September 30,	December 31,
	2007	2006
Land and buildings	$148.1	$142.8
Machinery and equipment	476.1	424.4
Furniture and fixtures	15.5	15.1
Mineral interests	181.6	180.7
Construction in progress	37.9	20.0
	859.2	783.0
Less accumulated depreciation and depletion	(462.4)	(408.4)
Net property, plant and equipment	$396.8	$374.6

4.	Intangible Assets, Net:

Intangible assets consist of rights to produce SOP and a customer list acquired in connection with the purchase of an SOP marketing business. The accumulated amortization of intangible assets at September 30, 2007 and December 31, 2006 was $4.1 million and $3.3 million, respectively.

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

Upon adoption of FIN 48, the Company’s unrecognized tax benefits totaled approximately $27.7 million primarily due to transactions and deductions related to U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  In addition, the Company accrues potential interest and penalties on its uncertain tax positions within its tax provision.  As of January 1, 2007, accrued interest and penalties totaled $8.4 million.  As of September 30, 2007, accrued interest and penalties totaled $7.1 million.  The Company believes its uncertain tax positions could decrease by up to $5 million during the next twelve months.

The Company recorded an income tax benefit of $3.7 million for the three months ended September 30, 2007 compared to income tax expense of $1.5 million for the same period of 2006, and income tax expense of $4.6 million and $8.4 million for the nine months ended September 30, 2007 and 2006, respectively.  During the third quarter of 2007, the Company entered into a program with a taxing authority to begin the process of resolving an uncertain tax position and as a result, the Company reduced income tax expense by approximately $4.1 million.  In addition to this, the Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At September 30, 2007, the Company had approximately $41.7 million of NOLs that expire between 2010 and 2022. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of September 30, 2007 and December 31, 2006, the Company’s valuation allowance was $2.9 million. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.	Long-term Debt:

Long-term debt consists of the following (in millions):
	September 30,	December 31,
	2007	2006
12 3/4% Senior Discount Notes due 2012	$120.7	$109.9
12% Senior Subordinated Discount Notes due 2013	166.5	152.6
Term Loan due 2012	275.3	306.7
Revolving Credit Facility due 2010	25.0	16.3
	587.5	585.5
Less current portion	2.8	3.1
Long-term debt, net of current portion	$584.7	$582.4

See Note 12 – Subsequent Event for a discussion of the Company’s tender offer and refinancing of its 12¾% Senior Discount Notes.

7.	Pension Plans:

Effective June 1, 2007, the Company terminated its defined benefit pension plan covering a limited number of its U.S. employees.  The Company intends to make a final contribution of approximately $0.1 million during the fourth quarter of 2007 to fully fund and complete settlement of the plan’s benefit obligations.  As a result of the termination, previously unrealized prior service costs of $0.2 million have been expensed to product cost during the nine months ended September 30, 2007.

The components of net periodic benefit cost for the three and nine months ended September 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost for benefits earned during the year	$0.2	$0.3	$0.6	$0.7
Interest cost on projected benefit obligation	1.0	0.8	3.1	2.6
Return on plan assets	(1.2)	(1.0)	(3.6)	(3.1)
Net amortization	0.2	-	0.4	0.2
Curtailment loss	-	-	0.2	-
Net pension expense	$0.2	$0.1	$0.7	$0.4

During the nine months ended September 30, 2007, the Company made contributions totaling $1.0 million to its pension plans.

8.	Commitments and Contingencies:

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

9.	Operating Segments:

Segment information is as follows (in millions):
	Three Months Ended September 30, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$107.8	$29.1	$2.6	$139.5
Intersegment sales	0.1	3.5	(3.6)	-
Shipping and handling cost	33.1	4.6	-	37.7
Operating earnings (loss)	15.7	7.7	(7.1)	16.3
Depreciation, depletion and amortization	7.0	2.3	0.2	9.5
Total assets	521.4	153.5	46.7	721.6

	Three Months Ended September 30, 2006
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$97.9	$25.7	$-	$123.6
Intersegment sales	-	2.3	(2.3)	-
Shipping and handling cost	29.0	3.5	-	32.5
Operating earnings (loss) (b)	17.1	6.3	(6.5)	16.9
Depreciation, depletion and amortization	7.8	2.1	-	9.9
Total assets	488.4	145.4	36.8	670.6

	Nine Months Ended September 30, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$426.9	$96.7	$7.6	$531.2
Intersegment sales	0.3	9.5	(9.8)	-
Shipping and handling cost	139.8	14.3	-	154.1
Operating earnings (loss)	72.7	24.3	(22.1)	74.9
Depreciation, depletion and amortization	21.1	7.0	0.6	28.7

	Nine Months Ended September 30, 2006
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$368.5	$81.1	$-	$449.6
Intersegment sales	-	7.9	(7.9)	-
Shipping and handling cost	125.3	11.4	-	136.7
Operating earnings (loss) (b)	71.2	22.5	(18.8)	74.9
Depreciation, depletion and amortization	23.9	6.3	-	30.2

(a)  “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

(b) The salt segment includes $5.1 million of insurance proceeds for the nine months ended September 30, 2006 as discussed below.

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

During the 2006 nine month period, the Company settled with its insurers and recognized $5.1 million of proceeds from a business interruption insurance recovery as a reduction to product cost for the salt segment.  The business interruption claim was due to a temporary production interruption at the Goderich mine in late 2004 that resulted in reduced sales during the first quarter of 2005.

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

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The ranges of estimates and fair values for the options granted during 2007 are included in the table below. The weighted average grant date fair value of these options was $10.65.

Range
Fair value of options granted	$7.61 - $11.23
Exercise price	$33.44
Expected term (years)	3 – 6
Expected volatility	24.25%
Dividend yield (a)	0%
Risk-free rate of return	4.5% - 4.55%

(a) The assumed dividend yield reflects the non-forfeiting dividend feature.

During the nine months ended September 30, 2007, the Company reissued 205,616 shares of treasury stock related to the exercise of stock options and 4,076 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  During the nine months ended September 30, 2007 and 2006, the Company recorded $1.5 million and $0.8 million of compensation expense, respectively, pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2007.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2006	746,182	$15.91	72,900	$25.60
Granted	138,375	33.44	45,925	33.44
Exercised	(205,616)	1.69	-	-
Outstanding at September 30, 2007	678,941	$23.79	118,825	$28.63

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges, foreign currency translation adjustments and the change in unrealized net pension costs.  See Note 7 for a discussion of the termination of the Company’s U.S. defined benefit plan.  The components of comprehensive income for the three and nine months ended September 30, 2007 and 2006 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$6.7	$2.3	$29.6	$28.8
Net change in unrealized net pension costs	(0.3)	-	0.1	-
Unrealized gain (loss) on cash flow hedges	(2.0)	(4.0)	0.6	(5.0)
Cumulative translation adjustments	5.5	6.7	13.3	7.2
Total comprehensive income	$9.9	$5.0	$43.6	$31.0

The components of accumulated other comprehensive income as of September 30, 2007 are provided below.

	Balance		Balance
	December 31,	2007	September 30,
	2006	Change	2007
Unrealized net pension costs	$(9.6)	$0.1	$(9.5)
Unrealized gain (loss) on cash flow hedges	(3.0)	0.6	(2.4)
Cumulative foreign currency translation adjustment	48.4	13.3	61.7
Accumulated other comprehensive income	$35.8	$14.0	$49.8

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable income taxes of $0.8 million.

11.	Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net earnings	$6.7	$2.3	$29.6	$28.8
Denominator:
Weighted average common shares outstanding,
shares for basic earnings per share (a)	32,903,048	32,436,995	32,766,942	32,295,999
Weighted average stock options outstanding (b)	85,016	223,610	136,565	257,655
Shares for diluted earnings per share	32,988,064	32,660,605	32,903,507	32,553,654
Earnings per share, basic	$0.20	$0.07	$0.90	$0.89
Earnings per share, diluted	$0.20	$0.07	$0.90	$0.88

(a) Includes the weighted-average number of participating securities outstanding during the period unless securities are anti-dilutive due to a net loss.

(b) For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted-average number of outstanding common shares unless the securities are anti-dilutive due to a net loss.

12.	Subsequent Event:

On October 2, 2007, the Company initiated a tender offer for its 12¾% Senior Discount Notes due 2012 (“Notes”).  The Notes are otherwise callable on December 15, 2007 at 106.375% of the fully accreted face amount of $123.5 million.  As of October 26, 2007, $120.0 million face amount of Notes with an accreted value of $118.0 million had been redeemed in a tender offer for $126.9 million, including a consent payment.  The tender period ends at midnight on October 30, 2007.

The Company also amended its senior secured credit agreement (“Credit Agreement”) in October and borrowed an additional $127.0 million using an incremental term loan as part of the Credit Agreement in order to refinance the Notes.  The incremental term loan is due in quarterly installments of principal and interest and matures in 2012.  The scheduled principal payments total $1.3 million annually, but the loan may be prepaid at any time without penalty.  It bears interest based on either a Eurodollar Rate (LIBOR) plus 2.00% or a Base Rate (defined as the greater of a specified U.S. prime lending rate or the federal funds effective rate) plus 1%.

Concurrently with its new variable rate borrowing, the Company entered into interest rate swaps to effectively fix the LIBOR-based portion of its interest rate on $50.0 million of the new term loan at a rate of  4.57% through 2010.

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

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets.  Consequently, inventory management practices can affect our production volumes which may impact our per ton cost of inventory and our profit margins, particularly during the non-winter quarters when we build our inventory levels.  Although the winter weather in our North American markets during the first quarter of 2007 was more severe than the winter weather during the first quarter of 2006, it remained milder than normal.  Our U.K. subsidiary experienced significantly milder weather during the first quarter of 2007 when compared to normal and when compared to the first quarter of the prior year.

Our sulfate of potash (SOP) product is used in the production of specialty fertilizers for high-value crops and turf.  Agricultural activities are also affected by weather conditions, primarily in the western and southeastern portions of the United States where the crops and soil conditions favor SOP.  Agricultural activities may also be responsive to economic factors as they may impact the amount or type of crop grown in certain locations or the type of fertilizer product used.  However, the quality and yields of the SOP-favoring crops tend to decline when alternative lower-priced fertilizer products are used.

Due to the relatively low value of salt, transportation costs account for a relatively large portion of the total delivered cost of our product.  Consequently, changes in transportation rates and fuel costs can also impact our margins.  Our North American salt mines and SOP production facility are near either water or rail transport systems which helps to reduce our shipping and handling costs when compared to alternative methods of distribution.  Additionally, labor, energy, packaging, and certain raw material costs, particularly potassium chloride (KCl), a feed-stock we currently use in making a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is represented by labor unions under multi-year collective bargaining agreements.  Energy costs are managed with natural gas forward contracts up to 36 months in advance of purchases, reducing the impact of significant price volatility.  We purchase KCl under a long-term supply contract with annual changes in price based on previous year changes in the market price for KCl.  While the pricing under this contract has been favorable to market, the contract price has increased significantly over the prior year.  Management does not expect a significant price change for KCl over the next year.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our newly consolidated records management business and unallocated corporate activities and net assets.  As discussed in Note 9 to the Consolidated Financial Statements, we acquired a records management business in the U.K. (“DeepStore”) effective November 1, 2006 and another U.K. records management business in January 2007.  The results of operations of the records management business, including sales of $2.6 million and $7.6 million for the three and nine months ended September 30, 2007, respectively, are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per ton data	2007	2006	2007	2006
Sales by Segment:
Salt sales	$107.8	$97.9	$426.9	$368.5
Less: salt shipping and handling	33.1	29.0	139.8	125.3
Salt product sales	$74.7	$68.9	$287.1	$243.2

Specialty fertilizer (SOP) sales	$29.1	$25.7	$96.7	$81.1
Less: SOP shipping and handling	4.6	3.5	14.3	11.4
Specialty fertilizer product sales	$24.5	$22.2	$82.4	$69.7
Sales Volumes (thousands of tons)
Highway deicing	1,237	1,166	6,339	5,584
Consumer and industrial	524	554	1,607	1,614
Specialty fertilizer	86	89	308	281
Average Sales Price (per ton)
Highway deicing	$33.12	$31.42	$36.67	$34.72
Consumer and industrial	127.60	110.57	121.00	108.22
Specialty fertilizer	341.04	287.57	314.46	288.52

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Sales

Sales for the third quarter of 2007 of $139.5 million increased $15.9 million, or 13% compared to $123.6 million for the same quarter of 2006. Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our new records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Such shipping and handling costs were $37.7 million during the third quarter of 2007, an increase of $5.2 million, or 16% compared to $32.5 million for the same quarter of 2006.  Shipping and handling costs increased primarily due to higher costs of transportation services, including rail and trucking services, and higher fuel costs.

Product sales for the third quarter of 2007 of $99.2 million increased $8.1 million, or 9% compared to $91.1 million for the same period in 2006 primarily reflecting price improvements for North American salt products and specialty potash fertilizer products and increased sales volumes for our North American highway deicing products.

Salt product sales for the third quarter of 2007 of $74.7 million increased $5.8 million, or 8% compared to $68.9 million for the same period in 2006 principally due to North American highway and consumer and industrial product price improvements which contributed an additional $6.4 million and the strengthening of the Canadian dollar and British pound sterling relative to the U.S. dollar which further increased sales by approximately $1.0 million.   While North American highway deicing sales volumes improved during the third quarter, our U.K. deicing volumes remained considerably lower than 2006 due to the abnormally mild prior winter season resulting in a decrease in U.K. early-fill highway deicing sales.  Consumer and industrial salt product sales volumes also declined compared to the same quarter of the prior year adversely affecting product sales by approximately $2.6 million.

Specialty fertilizer product sales for the third quarter of 2007 of $24.5 million increased $2.3 million, or 10% compared to $22.2 million for the same period in 2006.  Higher SOP product sales prices contributed approximately $2.6 million of additional sales including the impact of a favorable customer mix which helped improve our average pricing by more than $10 per ton when compared to our prior year average price.  Generally, our domestic sales prices are favorable to foreign sales prices.  Although there was a small net decline in sales volumes, domestic sales volumes for the third quarter of 2007 improved over the same quarter of 2006 while we sold fewer tons to foreign destinations.

Gross Profit

Gross profit for the third quarter of 2007 of $32.5 million increased $2.9 million or 10% compared to $29.6 million in the third quarter of 2006, mainly reflecting the product sales price improvements discussed above partially offset by higher production costs for salt and specialty fertilizer products.  As a percent of sales, the gross margin percent decreased slightly to 23% from 24% due to lower margins on our highway deicing products. Higher per ton production costs for deicing salt during the 2007 third quarter resulted from lower deicing salt production volumes when compared to the prior year and higher production costs, primarily at our Goderich mine.  Deicing salt production volumes declined from the prior year due to 2007 third quarter planned maintenance activities and large capital improvement projects at the Goderich mine which have hindered efficiencies when compared to our historical levels.  Additionally, we curtailed production in the U.K. following the extremely mild prior winter season.  This decline in gross margin percent was partially offset by improving margins for our specialty fertilizer products which increased from 27% in the third quarter of 2006 to 29% in 2007, contributing an additional $1.4 million of gross profit as our increased sales prices more than compensated for the higher cost of KCl, the raw material used in making a portion of our sulfate of potash fertilizer.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2007 of $16.2 million increased $3.5 million, or 28% compared to $12.7 million for the same period of 2006.  The increase in expense for 2007 reflects higher consulting and professional service costs, higher employee costs including compensation, benefits and training programs, additional expenses from the newly consolidated records management business and higher depreciation expense attributable to newly installed information systems.

Interest Expense

Interest expense for the third quarter of 2007 of $13.8 million increased $0.3 million compared to $13.5 million for the same period in 2006. This increase is due to higher accreted interest expense on the higher principal balances of our discount notes, partially offset by lower interest expense on our credit agreement primarily due to a lower average level of borrowings outstanding.   Subsequent to September 30, 2006, we have reduced our borrowings under our term loan by approximately $42.2 million, principally through voluntary early repayments.  See Note 12 to the Consolidated Financial Statements for a discussion of the tender offer and refinancing of our 12¾% discount notes in October 2007.

Income Tax Expense (Benefit)

The Company recorded an income tax benefit of $3.7 million for the three months ended September 30, 2007 compared to income tax expense of $1.5 million for the same period of 2006.  During the third quarter of 2007, we entered into a program with a taxing authority to resolve an uncertain tax position and as a result, we reduced income tax expense by approximately $4.1 million.  In addition to these items, our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Sales

Sales for the nine months ended September 30, 2007 of $531.2 million increased $81.6 million, or 18% compared to $449.6 million for the nine months ended September 30, 2006.  Shipping and handling costs were $154.1 million during the nine months of 2007, an increase of $17.4 million compared to $136.7 million for the same 2006 period.  The increase in shipping and handling-related costs for 2007 is primarily due to the higher volume of products sold as compared to 2006 and higher costs of transportation services, including rail and trucking services, and higher fuel costs.

Product sales for the nine months ended September 30, 2007 of $369.5 million increased $56.6 million, or 18% compared to $312.9 million for the same period in 2006 reflecting price improvements and higher sales volumes in the salt and specialty fertilizer segments as discussed below.

Salt product sales of $287.1 million for nine months of 2007 increased $43.9 million or 18% compared to $243.2 million in 2006 reflecting price improvements and higher sales volumes in 2007.  Product sales price improvements increased sales by approximately $28.5 million for the nine months of 2007 compared to the same period of 2006.  Highway deicing salt sales volumes also increased sales by approximately $11.3 million over the same period of 2006 reflecting the more severe winter weather in North America during the first quarter of 2007 as compared to 2006.  Although the winter weather in our North American markets was milder than normal, it was more severe than the mild winter weather during the first quarter of 2006.  This volume improvement was partially offset by a volume decline in the U.K. caused by the extremely mild winter weather in the first quarter of 2007.  Additionally, the 2006 sales volume was negatively impacted by the eight-week strike at our Goderich mine during the second quarter of 2006 which depleted inventory levels resulting in lower sales to our chemical customers. The strengthening of the British pound sterling and Canadian dollar relative to the U.S. dollar also improved sales by approximately $1.8 million.

Specialty fertilizer product sales of $82.4 million for the nine months ended September 30, 2007 increased $12.7 million or 18% over $69.7 million during the same period in 2006 reflecting an increase in sales price and higher sales volumes.  Product sales price increases improved sales by $4.4 million and higher sales volumes contributed approximately $8.3 million of additional sales.  The improved sales volumes reflect improved weather conditions in the western United States as compared to the prolonged wet weather conditions during the 2006 spring season and improved agricultural conditions in the eastern U.S.

Gross Profit

Gross profit for the nine months ended September 30, 2007 of $122.5 million increased $7.9 million, or 7% compared to $114.6 million for the same period in 2006, although as a percentage of sales gross margin decreased to 23% from 25% in 2006.  The improvement in sales volumes and prices discussed above were partially offset by higher per ton production costs during 2007 that resulted from lower deicing salt production volumes when compared to the prior year, higher raw material costs, and the benefit in 2006 of $5.1 million of business interruption insurance proceeds received and recorded as a reduction of product costs.

The per unit cost of deicing product sold increased as a result of curtailed production during the first quarter of 2007 as a consequence of the milder weather in North America and the U.K. during the most recent winter season as compared to the 2005 – 2006 winter season, and lower production due to 2007 planned maintenance activities and large capital improvement projects at our Goderich mine which have hindered efficiencies when compared to our historical levels.  Deicing salt production levels were higher than normal during the first quarter of 2006 in response to the severe winter weather during the prior quarter ended December 2005 but then fell to lower than normal during the second quarter of 2006 due to the eight week strike at our Goderich mine.  Higher raw material costs in 2007, principally the KCl used in the production of our specialty fertilizer product, also resulted in higher per ton production cost.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2007 nine month period of $47.6 million increased $7.9 million, or 20% compared to $39.7 million for the same period of 2006.  The increase in expense for 2007 is primarily due to higher employee costs including compensation, benefits and training programs, additional expenses from our newly consolidated records management business in the U.K., higher consulting and professional services costs, higher depreciation attributable to new information systems, and higher bad debt expenses.

Interest Expense

Interest expense for the nine months ended September 30, 2007 of $41.2 million increased $1.1 million compared to $40.1 million for the same period in 2006.  This increase is due to higher accreted interest expense on the higher principal balances of our discount notes, partially offset by lower interest expense on our credit agreement due to a lower average level of borrowings outstanding.  Subsequent to September 30, 2006, we have reduced our borrowings under our term loan by approximately $42.2 million, principally through voluntary early repayments.  See Note 12 to the Consolidated Financial Statements for a discussion of the tender offer and refinancing of our 12¾% discount notes in October 2007.

Other (Income) Expense, Net

Other (income) expense, net for the nine months ended September 30, 2007 primarily includes interest income on cash and cash equivalents partially offset by foreign currency exchange losses.  The 2006 nine-month period includes foreign currency exchange gains and higher levels of interest income due to higher average balances of cash and cash equivalents.

Income Tax Expense (Benefit)

Income tax expense of $4.6 million for the nine months ended September 30, 2007 decreased $3.8 million from $8.4 million for the same period in 2006.  During the third quarter of 2007, we entered into a program with a taxing authority to resolve an uncertain tax position and as a result, we reduced income tax expense by approximately $4.1 million.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining income taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.  See Note 5 to the Consolidated Financial Statements for a discussion of the Company’s uncertain tax positions.

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

During the nine months ended September 30, 2007, cash flows from operations were $87.1 million.  We used those cash flows, together with third quarter borrowings on our revolving credit agreement, to fund capital expenditures of $35.4 million, pay $31.4 million of dividends to the holders of our common stock, and make $31.4 million of principal payments on our term loan, including approximately $29.3 million which we voluntarily paid early.

As of September 30, 2007, we had $587.5 million of principal indebtedness including $120.7 million of senior discount notes with a face value of $123.5 million, $166.5 million of senior subordinated discount notes with a face value of $179.6 million,  $275.3 million of term loan and $25.0 million of revolver borrowings under our senior secured credit agreement. Our revolving credit facility under our senior secured credit agreement provides borrowing capacity up to an aggregate amount of $125.0 million.  As of September 30, 2007, after deducting letters of credit totaling $9.8 million, our borrowing availability under our revolving credit facility was $90.2 million  As of September 30, 2007, we are in compliance with all conditions and covenants related to these borrowings.

On October 2, 2007, we initiated a tender offer for our 12¾% Senior Discount Notes due 2012 (“Notes”).  The Notes are otherwise callable on December 15, 2007 at 106.375% of the fully accreted face amount of $123.5 million.  As of October 26, 2007, $120.0 million face amount of Notes with an accreted value of $118.0 million had been redeemed in a tender offer for $126.9 million, including a consent payment.  The tender period ends at midnight on October 30, 2007.

On October 19, 2007 we amended our senior secured credit agreement (“Credit Agreement”) and borrowed an additional $127.0 million using an incremental term loan as part of the Credit Agreement in order to refinance the Notes.  The incremental term loan is due in quarterly installments of principal and interest and matures in 2012.  The scheduled principal payments total $1.3 million annually, but the loan may be prepaid at any time without penalty.  It bears interest based on either a Eurodollar Rate (LIBOR) plus 2.00% or a Base Rate (defined as the greater of a specified U.S. prime lending rate or the federal funds effective rate) plus 1%.

Concurrently with the new variable rate borrowing, we entered into interest rate swaps to effectively fix the LIBOR-based portion of its interest rate on $50.0 million of the new term loan at a rate of 4.57% through 2010.

During the third quarter of 2007, we announced our intentions to undertake two new capital improvement and productivity projects.  The first project is to upgrade our SOP processing plant and make modifications to  our existing solar evaporation ponds at the Great Salt Lake.  We expect the efficiency improvements and additional capacity will yield about 100,000 additional tons of SOP capacity annually by 2010 at a total cost of approximately $25 million over the next three years.  The second project will begin another expansion phase at our Goderich, Ontario rock salt mine.  This phase is expected to add approximately one million tons of annual production capacity by 2010.  The Goderich expansion is expected to cost approximately $15 million over the next two years and will include the purchase and installation of additional hoisting equipment which will enable us to bring more salt to the surface.  Management expects to fund these capital projects with cash generated from operations or future borrowing.

Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  CMI is a holding company with no operations of its own and accordingly, our operations are conducted through our operating subsidiaries. The CMG senior secured credit agreement is collateralized by substantially all of the operating assets of our subsidiaries.  Our subsidiaries have not guaranteed and have no legal obligation to make funds available to CMI for payment on the senior discount notes or senior subordinated discount notes (“Notes”) or to pay dividends on our capital stock.  However, our ability to make payments on the Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. Additionally, the terms of the CMG senior secured credit agreement limit the transferability of assets and the amount of dividends that our subsidiaries can distribute to CMI. The terms also restrict our subsidiaries from paying dividends to CMI in order to fund cash interest on the discount notes if we do not comply with the provisions relating to the adjusted total leverage ratio and consolidated fixed charge coverage ratio, or if a default or event of default has occurred and is continuing under CMG’s senior secured credit agreement. In addition, we cannot assure you that we will maintain these ratios. We cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Notes when due.  If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our Notes on or before maturity and we cannot assure you that we will be able to refinance any of it on commercially reasonable terms or at all.

For the Nine  Months Ended September 30, 2007 and 2006

Net cash flows provided by operating activities for the nine months ended September 30, 2007 and 2006 were $87.1 million and $79.3 million, respectively. Of these amounts, $17.0 million and $5.5 million for 2007 and 2006 respectively, were generated by net working capital reductions which generally reflect the collection of the prior year-end winter season receivables and the payment of related accrued expenses, and the funding required to re-build inventory levels in advance of the coming winter season.

Net cash flows used by investing activities for the nine months ended September 30, 2007 and 2006, of $43.3 million and $28.4 million, respectively, resulted from capital expenditures of $35.4 million and $24.5 million, respectively, and the acquisition of a records management business for $7.6 million in 2007. The 2007 capital expenditures include $6.1 million for projects to replace an existing underground rock salt mill at our Canadian mine and for the first phase of an expansion project that will increase that mine’s annual production capacity by approximately 750,000 tons.  The new mill was placed in service during the third quarter of 2007 and the first phase expansion project is expected to be completed and fully-operational by the end of 2008.  The remaining capital expenditures were primarily for routine replacements.

Financing activities in the 2007 nine-month period used $51.7 million, primarily for $31.4 million of dividend payments and $23.0 million net debt reduction.  During 2007, we made principal repayments totaling $31.4 million to reduce the balance of our term loan, including approximately $29.3 million of reductions in excess of our scheduled maturities.  While we repaid the $16.3 million year-end balance of our revolver during the first quarter of 2007, we borrowed $25.0 million during the third quarter due to the seasonality of our business.  Net cash used in financing activities during 2006 was $92.9 million, including $34.5 million to reduce our term loan balance (of which $30.0 million resulted from voluntary early principal repayments), $31.0 million of payments on our revolving credit facility, and $29.6 million of dividend payments.

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

Seasonality

We experience a substantial amount of seasonality in salt segment sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year.  In particular, sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used.  Following industry practice in North America, we stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments and interest rate swap agreements, and may take further actions to mitigate our exposure to other risks.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2006.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	2008 Independent Director Deferred Stock Unit Award Agreement.
10.2*	Employment offer letter dated August 8, 2007 between Compass Minerals International, Inc. and John Fallis.
10.3*	Employment offer letter dated August 8, 2007 between Compass Minerals International, Inc. and Keith Clark.
31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date:	October 29, 2007	/s/ Angelo C. Brisimitzakis
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date:	October 29, 2007	/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer