Form 10-K
period 2007-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2008-02-22
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
o   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934
For the transition period from _______ to _______

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☑    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☑

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,118,780,262, based on the closing sale price of $34.66 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 15, 2008 was 32,342,445 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Document                                                                                                                          Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of                                                                                                                                Part III, Items 10, 11, 12, 13 and 14
Stockholders to be held May 8, 2008 (Proxy Statement)

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “report”) contains forward-looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. These risks and other factors include, among other things, those listed under Item 1A, “Risk Factors” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A, “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report. Factors that could cause actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	general business and economic conditions;

•	governmental policies affecting the highway maintenance programs or agricultural industry in localities where we or our customers operate;

•	weather conditions;

•	the impact of competitive products;

•	pressure on prices realized by us for our products;

•	constraints on supplies of raw materials used in manufacturing certain of our products or the lack of availability of transportation services;

•	our ability to attract and retain skilled personnel or a disruption in our workforce;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	difficulties or delays in receiving required governmental and regulatory approvals;

•	market acceptance issues, including the failure of products to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	the costs and effects of legal proceedings, including environmental and administrative proceedings involving us; and

•	other risk factors included in this prospectus and reported from time to time in our filings with the SEC. See “Available Information.”

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental United States and Canada, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North American consumer and industrial salt are generally based on historical sales volumes, (b) North American highway deicing salt are generally based on historical production capacity, (c) sulfate of potash are generally based on historical sales volumes and (d) United Kingdom highway deicing salt sales are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons.” One short ton equals 2,000 pounds.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please note that the SEC’s website is included in this report as an active textual reference only. The information contained on the SEC’s website is not incorporated by reference into this report and should not be considered a part of this report. You may also read and copy any document we file with the SEC at the SEC’s public reference facility at 100 F Street, N.E., Washington, D.C. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549.  For further information on the operation of the public reference facility call the SEC at 1-800-SEC-0330.

You may request a copy of any of our filings, at no cost, by writing or telephoning:

Investor Relations
Compass Minerals
9900 West 109th Street, Suite 600
Overland Park, Kansas 66210

   For general inquiries concerning the Company please call (913) 344-9200.

Alternatively, copies of these documents are also available free of charge on our website, www.compassminerals.com. The information on our website is not part of this report and is not incorporated by reference into this report.

Unless the context requires otherwise, references in this annual report to the “Company,” “Compass,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI”, the parent holding company) and its consolidated subsidiaries collectively.

ITEM 1.	BUSINESS

 COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is the second-leading salt producer in North America and the largest in the United Kingdom. We currently operate 10 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our product lines include salt and sulfate of potash, and we operate a records management business.  Salt consists of sodium chloride, potassium chloride and magnesium chloride. These products are used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, agricultural and industrial applications. Compass Minerals is North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf.  In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, England.  Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs.
Prior to the initial public offering (“IPO”) of our common stock in December 2003, Compass Minerals was privately owned by Apollo Management V, L.P. (“Apollo”), Mosaic Global Holdings Inc. (“Mosaic”), co-investors and management.  On December 17, 2003, we completed an initial public offering (“IPO”) of 16,675,000 shares of CMP common stock, par value $0.01 per share, at $13.00 per share. The shares sold in the IPO were shares previously owned by stockholders, primarily Apollo and Mosaic, so the Company did not receive any of the IPO proceeds.
In July 2004, and again in November 2004, we completed secondary offerings of 8,327,244 and 4,021,473 shares of common stock, respectively, which were again sold by Apollo, Mosaic and certain members of management, so Compass Minerals did not receive any proceeds from the sale of the shares.  Following these offerings, Apollo and Mosaic did not have any remaining ownership in Compass Minerals.
Prior to December 2007, all of our operating subsidiaries were owned by Compass Minerals Group, Inc. (“CMG”), a wholly-owned subsidiary of CMI.  In December 2007, CMG was merged into CMI.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
Through our salt segment we mine, produce, process and distribute sodium chloride and magnesium chloride in North America and the United Kingdom, including rock, evaporated and solar salt and liquid and flake magnesium chloride. We also purchase potassium chloride and calcium chloride to sell as finished products.  Our products are marketed primarily in the United States, Canada and the United Kingdom. Salt is used in a wide variety of applications, including as a deicer for both highway and consumer use (rock salt and magnesium chloride), an ingredient in the production of chemicals for paper bleaching, for water treatment and a variety of other industrial uses, as a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds,  an essential component in both industrial and residential water softeners and as an additive to aid in the disinfection of spas and swimming pools. The demand for salt has historically remained relatively stable during economic cycles due to its relatively low cost and high value with a diverse number of end uses.
However, demand for deicing products is affected by changes in winter weather conditions. On average, over the last three years, approximately 74% of our deicing product sales (or 40% of consolidated sales) occurred during the months of November through March when winter weather was most severe.

Salt Industry Overview

The salt industry is characterized by stable demand and steady price increases across various grades. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing, and nutritional supplements for animal stock. We estimate that the consumption of highway deicing salt in North America is 29 million tons per year (21 million tons per year in the markets we serve), while the consumer and industrial market totals 11 million tons per year. In the United Kingdom, we estimate that the size of the highway deicing market is 2 million tons per year. According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2005, the production of salt used in highway deicing and for consumer and industrial products in the United States has increased at an historical average of approximately 1% per year.
Salt prices vary according to purity from the lowest grade (rock salt) at around $20 per ton to the highest grade salt (food grade salt) at over $400 per ton. The price difference between rock and food grade salt reflects, among other things, the more elaborate refining and packaging processes for higher-grade salt. According to the latest USGS data, during the thirty-year period ending 2006, prices for salt used in highway deicing and consumer and industrial products in the United States have increased at an historical average of approximately 3% - 4% per year. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by manufacturers located in close proximity to their customers.

Processing Methods
Our current production capacity, including salt and other minerals purchased under long-term contracts, is approximately 14.3 million tons of salt per year.  Mining, other production activities and packaging are currently conducted at 10 of our facilities and at three facilities where finished product is purchased from a supplier under contracts.  The three processing methods we use to produce salt are summarized below.

Underground Rock Salt Mining - We use a drill and blast mining technique at our underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. At our Winsford, U.K. facility, we also use a continuous miner process. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is primarily sold as our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 82% of our current annual salt production capacity.   See Item 1A, “Risk Factors - Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.”

Mechanical Evaporation - The mechanical evaporation method involves obtaining salt brine from underground salt deposits through a series of brine wells and subjecting that salt-saturated brine to vacuum pressure and heat generated by an energy source to precipitate and crystallize salt. The resulting product has both a high purity and uniform physical shape. Evaporated salt is primarily sold through our consumer and industrial salt product lines. Mechanical evaporation represents approximately 7% of our current annual salt production capacity.

Solar Evaporation - The solar evaporation method is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural-evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is sold through both our consumer and industrial salt product lines and in our highway

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

deicing applications. Solar evaporation represents approximately 11% of our current annual salt production capacity.
We also produce magnesium chloride through the solar evaporation process.  We precipitate sodium chloride and potassium-rich salts from the brine, leaving a concentrated magnesium chloride.  This resulting concentrated brine becomes the raw material used to produce several magnesium chloride products which are sold through both our consumer and industrial and highway deicing product lines.

Operations and Facilities
United States - Our Central and Midwestern United States consumer and industrial customer base is served primarily by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from a supplier’s facility in Michigan. The Cote Blanche, Louisiana rock salt mine serves chemical customers and agricultural customers in the Southern and Midwestern United States, and highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers. Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the Midwestern and Western United States consumer and industrial markets, provides salt for chemical applications and highway deicing, and provides magnesium chloride which is used in deicing, dust control and soil stabilization applications. The production capacity for salt at our Ogden facility is currently only limited by demand. We also own and operate two salt packaging facilities in Illinois and Wisconsin, which serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern United States.

Canada - We produce finished products at four different locations in Canada. From the Goderich, Ontario rock salt mine, we serve the highway deicing markets and the consumer and industrial markets in Canada and the Great Lakes region of the United States, principally through a series of depots located around the Great Lakes. Mechanically evaporated salt used for consumer and industrial product lines is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario in Central Canada; and Unity, Saskatchewan in Western Canada. We also purchase salt and other products, including potassium chloride (“KCl”), from a potash producer’s facilities located in Saskatchewan, which serve both the consumer and industrial and the highway deicing markets.

United Kingdom - Our United Kingdom highway deicing customer base is served by the Winsford rock salt mine in Northwest England.

The following table shows the current annual production capacity and type of salt produced at each of our owned or leased production locations:

Location	Annual Production Capacity (tons)	Product Type
North America
Goderich, Ontario Mine (a)	6,500,000	Rock salt
Cote Blanche, Louisiana Mine	2,800,000	Rock salt
Ogden, Utah:
Salt Plant	1,500,000	Solar salt
Magnesium Chloride Plant	500,000	Magnesium chloride
Lyons, Kansas Plant	450,000	Evaporated salt
Unity, Saskatchewan Plant	175,000	Evaporated salt
Goderich, Ontario Plant	175,000	Evaporated salt
Amherst, Nova Scotia Plant	120,000	Evaporated salt
United Kingdom, Winsford, Cheshire Mine	2,000,000	Rock salt

(a) We expect the first phase of our Goderich mine expansion project to be fully implemented by the end of 2008, increasing our capacity to approximately 7,250,000 tons.

Salt production at these facilities totaled an aggregate of 10.7 million tons, 11.4 million tons and 12.9 million tons for the years ended December 31, 2007, 2006 and 2005, respectively while magnesium chloride production remained consistent at 0.4 million tons for each year.  Variations in production volumes are typically entirely attributable to variations in the winter season weather ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.  We are nearing completion of the first phase of an expansion project at our Goderich rock salt mine, however.  By the third quarter of 2008, we expect to have the first phase operational, making available up to an additional 750,000 tons of annual capacity.  The second phase of this expansion project, scheduled to come on-line during 2009 with full availability in 2010, is expected to add one million tons of additional capacity, increasing that mine’s annual capacity to 8,250,000.
Salt is found throughout the world and, where it is commercially produced, it is typically deposited in extremely large quantities. Our mines at Goderich, Cote Blanche and Winsford, as well as at our other operating facilities, have access to vast mineral deposits. In most of our production locations, we estimate the recoverable salt to reach nearly 100 years of reserves at

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

current production rates and capacities. Our rights to extract those minerals may currently be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
Our underground mines in Canada (Goderich, Ontario), the United States (Cote Blanche, Louisiana) and the United Kingdom (Winsford, Cheshire) make up over 80% of our salt producing capacity (see Item 1A. “Risk Factors - Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.”). Each of these mines is operated with modern mining equipment and utilize subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive conveyor systems. We believe our properties and our operating equipment are maintained in good working condition.
The mine site at the Goderich mine is owned. We also maintain a mineral lease at Goderich with the provincial government which grants us the right to mine salt. This lease expires in 2022 with the option to renew until 2043. The Cote Blanche mine is operated under land and mineral leases with a third-party landowner who grants us the right to mine salt. The leases expire in 2060. The mine site and salt reserves at the Winsford mine are owned.
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 48, 42 and 162 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 145, 93 and 27 years, respectively. Our mineral interests are amortized on an individual basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, the results of reserve studies completed by a third-party engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by us with the reasonable expectation of reliably operating the mines on a long-term basis. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt, requires proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
We package salt products at two additional facilities. The table below shows the packaging capacity at each of these facilities:

Location	Annual Packaging Capacity (tons)
Kenosha, Wisconsin	150,000
Chicago, Illinois	150,000

We also have long-term contracts to purchase finished salt and potassium chloride (“KCl”) from a supplier. The table below shows the amount and type of product purchased from each of these production facilities:

Location	Annual Purchasing Capacity (tons)	Product Type
Belle Plaine, Saskatchewan	88,000	KCl - Water Conditioner
Esterhazy, Saskatchewan	200,000	Rock Salt
Hersey, Michigan	250,000	Evaporated Salt

Products and Sales - We sell our salt products as highway deicing salt (including liquid magnesium chloride) and consumer and industrial salt (including flake magnesium chloride and KCl). Highway deicing, including salt sold to chemical customers, constituted approximately 47% of our gross sales in 2007. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway deicing salt is sold primarily through an annual tendered bid contract process as well as through some longer-term contracts, with price, product quality and delivery being the primary competitive market factors (see Item 1A. “Risk Factors - Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.  Additionally, our business is subject to numerous laws and regulations with which we must comply in order to obtain contracts with governmental entities). Some sales also occur through a negotiated sales contract with third party customers, particularly in the U.K. In North America, the locations of the salt sources and distribution outlets also play a significant role in determining a supplier. We have an extensive network of over 70 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt and liquid magnesium chloride from our Ogden, Utah facility are also used for highway deicing.
We produce highway deicing salt in the United Kingdom at our mining facility at Winsford, Cheshire, the largest rock salt mine in the United Kingdom. We believe our superior production capability and favorable logistics enhance our ability to meet peak winter demands. Because of our strong position, we are recognized as a key strategic provider by the United Kingdom’s Highway Agency. As such, we help the Highway Agency develop standards for deicing products and services that are provided to them through their deicing application contractors. In the United Kingdom approximately 75% of our highway deicing business

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

is on multi-year contracts.
Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately 74% of our deicing product sales (or 40% of consolidated sales) occurred during the months of November through March when winter weather was most severe. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern United States where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A, “Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
Our principal chemical customers are producers of intermediate chemical products used in pulp bleaching, water treatment and a variety of other industrial uses. Our customers do not have a captive source of brine. Distribution into the chemical market is made primarily through multi-year supply agreements, which are negotiated privately. Price, service, product quality and security of supply are the major competitive market factors.
Sales of our consumer and industrial products accounted for approximately 36% of our 2007 gross sales. We are the third largest producer of consumer and industrial salt products in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer ice control, food processing, pool salt, agricultural applications, as well as a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in North America. Our Sifto® brand is well recognized in the Canadian market.
The consumer and industrial salt market is driven by strong customer relationships. Sales in the consumer and industrial product line occur through retail channels, such as grocery stores, building supply, hardware, mass merchants and feed suppliers. Distribution in the consumer and industrial product line is channeled through a direct sales force located in various parts of our service territories who sell products to distributors, dealers and end users. We also maintain a network of brokers who sell table salt, consumer deicing products and water conditioning products. These brokers service wholesalers, grocery chains and retailers, as well as the food-service industry.
The table below shows our shipments of salt products (thousands of tons):

	Year ended December 31,
	2007		2006		2005
	Tons	%	Tons	%	Tons	%
Highway Deicing	10,373	81	8,185	78	11,537	82
Consumer and Industrial	2,412	19	2,313	22	2,529	18
Total	12,785	100	10,498	100	14,066	100

Competition - We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America but these mostly impact the East Coast and West Coast of the United States where we have minimal positions. In the United Kingdom, there are two other companies that produce highway deicing salt, one in Northern England and the other in Northern Ireland. There are no significant imports of highway deicing salt into the United Kingdom.

SPECIALTY FERTILIZER SEGMENT

Fertilizers in general serve a significant role in efficient crop production around the world.  Potassium is a vital nutrient in fertilizer which assists in regulating plants’ growth and improving durability.  Sulfate of potash (“SOP”) is primarily used as a specialty fertilizer, providing essential potassium to increase the yield and quality of crops which tend to be, though are not necessarily, high-value or chloride-sensitive, such as vegetables, fruits, tea, potatoes, nuts, tobacco and turf grass. We are the leader in North America for SOP and we market SOP products both domestically and overseas. We offer several grades of SOP which are designed to better serve the special needs of our customers. Our SOP plant is the largest in North America and one of only three natural solar SOP plants in the world. In 2007, the specialty fertilizer segment accounted for approximately 16% of our gross sales.

Potash Industry Overview
The annual worldwide consumption of all potash fertilizers is nearly 60 million tons. Muriate of potash, or potassium chloride, is the most common source of potassium and accounts for approximately 90% of all potash consumed in fertilizer production. SOP represents approximately 8% of potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, nitrate of potassium and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide (K2O) and different combinations of co-nutrients.
Muriate of potash (“MOP”) is the least expensive form of potash fertilizer based on the concentration of K2O and

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

consequently, it is the most widely used potassium source for most crops. World-wide consumption of potash has increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  Additionally, relatively high energy prices have improved the economics of ethanol and bio-diesel production which utilize agricultural products as feedstock.  The increased demand for potash has led to improved overall potash market prices, most significantly in 2007.
SOP (containing approximately 50% K2O) is utilized by growers for many high-value crops, especially where there are requirements for fertilizers with low chloride content. The use of SOP has been scientifically proven to improve the yield or quality of certain crops.  Examples of crops where SOP is utilized to increase yield or quality include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass, including turf for golf courses. The increased demand and resulting price increases for MOP has favorably impacted market conditions for specialty potash fertilizers which are sold at a premium to MOP (see Item 1A, “Risk Factors — Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agricultural markets, and supply and demand imbalances for competing potash products can also impact the price of our products”).  Approximately 71% of our annual SOP sales volumes in 2007 were made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Operations and Facilities
All of our SOP production is located on the Great Salt Lake west of Ogden, Utah. It is the largest SOP production facility in North America. The evaporation facility utilizes solar energy and operates over 40,000 acres of evaporation ponds to produce salt, SOP and magnesium chloride from the brine of the Great Salt Lake. The property utilized in our operation is both owned and leased under annually renewing leases. This facility currently has the capacity to produce approximately 450,000 tons of SOP, approximately 500,000 tons of magnesium chloride, and over 1.5 million tons of salt annually. These recoverable minerals exist in vast quantities in the Great Salt Lake. We believe the recoverable minerals exceed 100 years of reserves at current production rates and capacities and are so vast that quantities will not be significantly impacted by our production. Our rights to extract these minerals are contractually limited although we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to continue extracting minerals.
The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high purity SOP in our production facility that has been in operation since 1967.  We believe that our property and operating equipment are maintained in good working condition.
We also use potassium chloride (KCl) as a raw material feedstock to supplement the Company’s solar harvest. We currently have a long-term contract with a supplier for the purchase of KCl that is subject to annual price changes based on prior year changes in the market price of KCl.  KCl market prices increased significantly over the past few years.  Due to the time lag for the contract price adjustment, our contract pricing has been favorable to market since 2005. We expect this trend to continue throughout 2008.
In late 2007, we began the initial phase of a multi-phased plan to strengthen our SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds (see Item 1A. “Risk Factors - Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities”).  The initial phase includes modification and yield improvements to our existing solar evaporation ponds and increases in the processing capacity of our plant. These improvements are expected to increase our SOP production capacity progressively throughout 2008 and 2009, and achieve approximately 100,000 additional tons annually by 2010.  In the second phase, we intend to add new solar evaporation ponds to our existing pond acreage to produce more SOP feedstock in order to reduce our reliance on higher cost purchased potassium chloride. To this end, we are currently participating in an environmental study and performing other activities required of us in order to obtain leases and permits which would allow us to expand our solar evaporation ponds. The final scope of the second phase will be determined following our detailed engineering analysis and the Army Corps of Engineers’ comprehensive permitting process.  We do not expect to begin construction on the additional solar ponds before 2010.

Products and Sales - Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. We generally export SOP through major trading companies. International SOP sales volumes in 2007 were 29% of our annual SOP sales. We have an experienced global sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.
The table below shows our shipments of SOP to the following regions (thousands of tons):

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

	Year Ended December 31,
	2007		2006		2005
	Tons	%	Tons	%	Tons	%
U.S.	301	71	270	72	288	73
Export(a)	122	29	107	28	108	27
Total	423	100	377	100	396	100

(a)	Export sales include product sold to foreign customers at U.S. ports.

Competition - Approximately 40% of the world SOP capacity is located in Europe, 10% in the United States and the remaining 50% in various other countries. The world consumption of SOP totals about 4.7 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile, Canada and Belgium. In addition, there is also some functional competition between SOP, muriate of potash and nitrate of potash. For exports into Asia, the Pacific Rim countries and Latin America, we compete on a global level with various other producers.

OTHER

On November 1, 2006, we acquired 100% of DeepStore, a records management business in the U.K. that utilizes certain excavated portions of our salt mine in Winsford, Cheshire for secure document storage.  In January 2007, we acquired Interactive Records Management Limited, a records management business with two locations in London, England.  At present, neither of these operations, individually or combined, has a significant share of the document storage market, nor are they material in comparison to our salt and specialty fertilizer segments.

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: “Sifto®,” “American Stockman®,” “Safe Step®,” “Winter Storm®,” “FreezGard®,” “Thawrox®,” “ Sure Soft®,” “ProSoft®,” “Nature’s Own®” and “K-Life®.”  No single patent, trademark or trade name is material to our business as a whole.
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

EMPLOYEES

As of December 31, 2007, we had 1,588 employees, of which 742 are employed in the United States, 690 in Canada and 156 in the United Kingdom. Approximately 33% of our U.S. workforce and 70% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, two will expire in 2008, four will expire in 2009 and three will expire in 2010. Additionally, approximately 10% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.  See Item 1A. “Risk Factors – If we are unsuccessful in negotiating new collective bargaining agreements we may experience significant increases in the cost of labor or a disruption in our operations.”

PROPERTIES

The table below sets forth our principal properties:

		Land and Related Surface Rights		Mineral Reserves
Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesiumchloride production facility	Owned	N/A	Leased	(1)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(2)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(2)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2009/2016(3)
Winsford, Cheshire, U.K.	Rock salt production facility; recordsmanagement	Owned	N/A	Owned	N/A
London, England	Records management	Leased	2025	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2015	N/A	N/A

(1)	The Ogden lease automatically renews on an annual basis.
(2)	Subject to our right of renewal through 2043.
(3)	Consists of two leases expiring in 2009 and 2016 subject to our right of renewal through 2030 and 2037, respectively.

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
Our mineral leases have varying terms. Some will expire after a set term of years, while others continue indefinitely. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. We believe we will be able to continue to extend our material mineral lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions. In addition, we own a number of properties and are party to non-mining leases that permit us to perform activities that are ancillary to our mining operations, such as surface use leases for storage at depots and warehouse leases.  We also lease two warehouses in London, England to facilitate our records management business.  Both of these leases expire in 2025.  We believe that all of our leases were entered into at market terms.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

The following map shows the locations of our principal operating facilities:

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
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. We estimate that our 2008 EHS capital expenditures will total approximately $2.7 million, primarily related to safety improvements. We expect that our estimated expenditures in 2008 for reclamation activities will be approximately $0.4 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2008 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it’s probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2007, we had recorded environmental accruals of $2.1 million.

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

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, did not take final action with respect to this proposal and is not subject to any deadline to do so. In lieu of any toxicity designation or regulatory action, in April 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for road salt users. The Code of Practice requires large road salt users to develop salt management plans. Further, in its 2006 – 2007 Annual Report, the Environmental Commissioner of Ontario recommended, along with other items, the development of a comprehensive, mandatory, province-wide road salts management strategy.  We do not believe that this will have a material direct effect on us, but the new salt management plans could lead to changes in the application or amount of road salt used in Canada.
Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any guidelines or regulations would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. We believe it has become less likely that road salts will be designated as a toxic substance. We cannot predict whether any proposal to designate road salt as a toxic substance would be finalized or the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, although we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

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

Remedial Activities
Remediation at Our Facilities - Many of our formerly owned and current facilities have been in operation for a number of years. Operations have historically involved the use and handling of regulated chemical substances, salt and by-products or process tailings by us and predecessor operators which have resulted in soil, surface water and groundwater contamination.
At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” or state and provincial or United Kingdom laws governing cleanup or disposal of hazardous substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At still other locations, we have undertaken voluntary remediation, and have removed formerly used underground storage tanks. Expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites. In addition, in connection with the recapitalization through which Compass became a stand-alone entity, Mosaic, a former owner, agreed to indemnify us against liabilities for certain known and unknown conditions at existing and former sites.
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. We have completed the investigation of the soils and groundwater at the Kenosha site and remitted the findings to DATCP. DATCP has reviewed those findings and deferred our liability exemption request to the Wisconsin Department of Natural Resource (“DNR”). We expect the DNR to make a determination in 2008.  If required, we would conduct all phases of any investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which would provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We would expect to seek participation by, or cost reimbursement from, other parties responsible for the

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

presence of any agricultural chemicals found in soils at this site if we do not receive the liability exemption and are required to conduct further investigation or remedial actions.

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
At present, we are not aware of any additional sites for which we expect to receive a notice from the EPA or any other party of potential CERCLA liability that would have a material affect on our financial condition, results of operations or cash flows.  However, based on past operations, there is a potential that we may receive notices in the future for sites of which we are currently unaware or that our liability at currently known sites may increase.  Expenditures for our known environmental liabilities and site conditions currently are not expected, individually or in the aggregate, to be material or have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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
The process of mining involves risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature.  Additionally, our rock salt mines are located near bodies of water.  Such occurrences could lead to uncontrolled water intrusion or flooding which could result in the complete loss of a mine or could otherwise result in damage or impairment to, or destruction of, mineral properties and production facilities, environmental damage, delays in mining and business interruption, and could result in personal injury or death.  Although we evaluate our risks and carry insurance policies to mitigate the risk of loss where economically feasible, not all of these risks are reasonably insurable and our insurance coverage may contain limits, deductibles, exclusions and endorsements.  We cannot assure you that our coverage will be sufficient to meet our needs in the event of loss.

Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.
We hold numerous governmental, environmental, mining and other permits and approvals authorizing operations at each of our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations is also predicated upon securing the necessary environmental or other permits or approvals which we may not receive in a timely manner or at all.  Furthermore, many of our facilities are located on land leased from governmental authorities.  Expansion of these operations may require securing additional leases, which we may not obtain in a timely manner, or at all.  Our leases generally require us to continue mining in order to retain the lease, the loss of which could adversely affect our ability to mine the associated reserves.
We are currently participating in an environmental study and performing other activities required of us in order to obtain leases and permits which would allow us to expand our solar evaporation ponds at the Great Salt Lake.  The process of granting leases has been challenged by certain organizations.  The process of granting leases has been challenged by certain organizations.  If we are unable to obtain all or a portion of the required leases and permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2007, expenditures related to this project are not material.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Our salt mines located in Cote Blanche, Louisiana and Goderich, Ontario, Canada constitute approximately 68% of our total salt production capacity.  These underground salt mines supply substantially all of the salt product necessary to support our North American highway deicing product line and portions of our consumer and industrial salt products.  Although sales and profitability of the highway deicing salt product line can vary from year to year due to weather variations in our markets, over the last three years, sales of highway deicing products have averaged approximately 45% of our consolidated sales.  An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Mining is a capital-intensive business, and the inability to fund necessary capital expenditures in order to develop or expand our operations could have an adverse effect on our growth and profitability.
We intend to make significant capital expenditures over the next several years to expand our rock salt production capacity at our Goderich mine and our SOP production at our Great Salt Lake facility.  Capital expenditures required for these projects may increase due to factors beyond our control.  We could have difficulty finding or obtaining the financing required to fund our capital expenditures, which could limit our expansion ability or increase our debt service requirements which could have a material adverse effect on our cash flows and profitability.

The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions may have an adverse effect on our results of operations and the price of our common stock.
Our deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. On average, over the last three years, approximately 74% of our deicing product sales (or 40% of consolidated sales) occurred during the months of November through March when winter weather was most severe. Winter weather events are not predictable outside of a relatively short time-frame, yet we must stand ready to deliver deicing products under our highway deicing contracts.  As a result, we need to stockpile sufficient highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season.
Winter weather events can be influenced by weather cycles and other natural events. Any prolonged change in weather patterns in our relevant geographic markets could impact demand for our deicing products.  Weather conditions that impact our highway deicing product line include temperature, levels of wintry precipitation, number of snowfall events and the potential for, and duration and timing of snowfall or icy conditions in our relevant geographic markets. Lower than expected sales during the winter season could have a material adverse effect on our results of operations and the price of our common stock.
Our SOP operating results are dependent in part upon conditions in the agriculture markets. The agricultural products business can be affected by a number of factors, the most important of which, for U.S. markets, are weather patterns, field conditions (particularly during periods of traditionally high crop nutrients application) and quantities of crop nutrients imported to and exported from North America. Additionally, our ability to produce SOP at our solar evaporation ponds is dependent upon sufficient lake water levels and arid weather conditions. Extended periods of precipitation or a prolonged lack of sunshine would hinder the evaporation rate and hence our production levels, resulting in lower sales volumes. Additionally, our ability to harvest minerals through our evaporation ponds could be negatively impacted by any prolonged change in weather patterns leading to reduced mountain snowfall that could result in less fresh water run-off and lower lake levels, or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake.

Our production process consumes large amounts of natural gas, steam and electricity.  Additionally, KCl is a raw material feedstock used to supplement our SOP solar harvest, produce some of our deicing products and sell for water conditioning applications.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 12% of our total production costs in 2007. Natural gas is a primary fuel source used in the evaporated salt production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures contracts. We have not entered into any long-term contracts for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas, steam or electricity to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

We use potassium chloride (KCl) as a raw material feedstock in our SOP production process to supplement our solar harvest, as an additive to some of our consumer deicing products and to sell for water conditioning applications.   We purchase substantially all of our KCl from Mosaic under long-term contracts where the pricing is typically determined by reference to a formula and has been favorable to market in recent years.  Large positive or negative fluctuations can occur to the price we pay for product without a corresponding change in sales price for our customers.  Consequently, this could change the profitability of these products which could materially affect our results of operations and cash flows.  If an adverse event were to occur preventing our supplier from delivering KCl, we cannot assure you that we could find a replacement vendor to fill our KCl requirements economically.  Consequently this could reduce the amount of SOP, blended deicing and water conditioning products available which could adversely affect our results of operations and cash flows.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Because of salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation tends to favor manufacturers located close to the customer. We contract shipping, barge, trucking and rail services to move salt from our production facilities to the distribution outlets and customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months or more prior to having produced the salt for delivery to our customers.  A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates could impair our ability to deliver salt economically to our markets and impair our ability to expand our markets.

Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture markets, and supply and demand imbalances for competing potash products can also impact the price of our products.
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
Muriate of potash (“MOP”) is the least expensive form of potash fertilizer based on the concentration of K2O and consequently, it is the most widely used potassium source for most crops.   SOP is utilized by growers for many high-value crops, especially crops for which low-chloride content fertilizers improve quality and yield.  Economic conditions for agricultural products can affect the type and amount of crops grown as well as the type of fertilizer product used.  Potash is a commodity and consequently, its market is highly competitive and affected by global supply and demand.  An over-supply of either type of potash product in the domestic or world-wide markets could unfavorably impact the sales prices we can charge for our specialty potash fertilizer, as a large price disparity between the potash products could cause growers to choose a less-expensive alternative.

Our business is dependent upon highly skilled personnel, and the loss of key personnel may have a material adverse effect on our development and results of operations.
The success of our business is dependent on our ability to attract and retain highly skilled managers and other personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on the development of our business and results of operations and could lead to higher labor costs or the use of less-qualified personnel. We do not currently maintain “key person” life insurance on any of our key employees.

If we are unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.
Labor costs, including benefits, represent approximately 29% of our total production costs in 2007.  As of December 31, 2007, we had 1,588 employees, of which 742 are employed in the United States, 690 in Canada and 156 in the United Kingdom. Approximately 33% of our U.S. workforce and 70% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, two will expire in 2008, four will expire in 2009 and three will expire in 2010. Additionally, approximately 10% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.  Additionally, our business is subject to numerous laws and regulations with which we must comply in order to obtain contracts with governmental entities.
We are subject to numerous environmental, health and safety laws and regulations in the United States, Canada and Europe, including laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to soil, air and water.  Environmental laws and regulations with which we currently comply may become more stringent and require material expenditures for continued compliance.  Environmental remediation laws such as CERCLA, imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” (“PRPs”)) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, in the future we may incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.
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
At present, we are not aware of any additional sites for which we expect to receive a notice from the EPA of potential CERCLA liability that would have a material effect on our financial condition or results of operations. However, based on past operations, there is a potential that we may receive such notices in the future for sites of which we are currently unaware. We currently do not expect our known environmental liabilities and site conditions, individually or in the aggregate, to have a material adverse impact on our financial position. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.
We have also developed alternative mine uses. For example, we sold an excavated portion of our salt mine in the United Kingdom to a subsidiary of Veolia Environnement (“Veolia”), a business with operations in the waste management industry.   That business is permitted by the jurisdictional environmental agency to dispose of certain stable types of hazardous waste in the area of the salt mine owned by them. We believe that the mine is stable and provides a secure disposal location separate from our mining and records management operations. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account during our planning process, and Veolia is required by U.K. statute to maintain adequate security for any potential closure obligation, it is possible that material expenditures could be required in the future to further reduce this risk or to remediate any future contamination.
Continued government and public emphasis on environmental issues, including the impact of any prolonged change in weather patterns, can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations. For more information, see Item 1, “Business — Environmental, Health and Safety Matters.”
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K.  This product line accounts for approximately 47% of our annual sales.  We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents.  Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.

The Canadian government’s past proposal to designate road salt as a toxic substance could have a material adverse effect on our business, including reduced sales and the incurrence of substantial costs and expenditures.

In December 2001, the Canadian government released a Priority Substances List Assessment Report for road salt. This report found that road salts are entering the environment under conditions that may have a harmful effect or constitute a danger to the environment. Based on this report, the Minister of Environment proposed designating road salt as a “toxic” substance pursuant to the Canadian Environmental Protection Act. Canada’s federal cabinet, which has ultimate responsibility, did not take final action with respect to this proposal and is not subject to any deadline to do so. In lieu of any toxicity designation or regulatory action, in April  2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for road salt users. The Code of Practice requires large road salt users to develop salt management plans. Further, in its 2006 – 2007 Annual Report, the Environmental Commissioner of Ontario recommended, along with other items, the development of a

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

comprehensive, mandatory, province-wide road salts management strategy.  Although we do not believe that this will have a material direct effect on us, any new salt management plans could lead to changes in the application or amount of road salt used in Canada.
Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any guidelines or regulations would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the national government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. We can neither predict whether any proposal to designate road salt as a toxic substance will be finalized, nor the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.
We protect our intellectual property rights primarily through a combination of patent, trademark, and trade secret protection. We have obtained patents on some of our products and processes, and from time to time we file new patent applications.  Our patents, which vary in duration, may not preclude others from selling competitive products or using similar production processes.  We cannot assure you that pending applications for protection of our intellectual property rights will be approved.  Many of our important brand names are registered as trademarks in the United States and foreign countries.  These registrations can be renewed if the trademark remains in use.  These trademark registrations may not prevent our competitors from using similar brand names.  We also rely on trade secret protection to guard confidential unpatented technology and when appropriate, we require that employees and third party consultants or advisors enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure.  It is possible that our competitors could independently develop the same or similar technology or otherwise obtain access to our unpatented technology.  If we are unable to maintain the proprietary nature of our technologies, we may lose the competitive advantage provided by our intellectual property. As a result, our results of operations may be adversely affected.  Additionally, third parties may claim that our products infringe their patents or other proprietary rights and seek corresponding damages or injunctive relief.

Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.
Since we manufacture and sell our products primarily in the United States, Canada and the United Kingdom, our business is subject to risks associated with doing business internationally. Our sales outside the United States, as a percentage of our total sales, were 28% for the year ended December 31, 2007. Accordingly, our future results could be adversely affected by a variety of factors, including:

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

Fluctuations in the value of the U.S. dollar relative to the Canadian dollar or British pound sterling may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, if we generate sales or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in Canadian dollars and pounds sterling. Significant changes in the value of Canadian dollars and pounds sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt.
In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
As of December 31, 2007, Compass Minerals had $606.8 million of outstanding indebtedness, including $171.4 million of senior subordinated discount notes (“Discount Notes”), approximately $401.3 million of borrowings under the two senior secured term loan facilities, and $34.1 million of borrowings under the senior secured revolving credit facility.  In addition, we have a stockholders’ deficit of $4.6 million.  This level of leverage could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	it may materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to CMI for payment on our Discount Notes or to pay dividends on our capital stock. Accordingly, CMI’s ability to make payments on our Discount Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds to CMI from our subsidiaries, and our compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio. Furthermore, we must also comply with the terms of our indenture which limits the amount of dividends we can pay to our stockholders.  We cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Discount Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

An increase in interest rates would have an adverse affect on our interest expense under our senior secured credit facilities.  Additionally, the restrictive covenants in the agreements governing our indebtedness may limit our ability to pursue our business strategies or may require accelerated payments on our debt.
We pay variable interest on our senior secured credit facilities based on LIBOR or ABR.  As of December 31, 2007, $250 million of our variable rate borrowings totaling $435.4 million has been hedged through interest rate swap agreements.  Consequently, increases in interest rates will adversely affect our cost of debt for the portion that has not been hedged.
Our senior secured credit facilities and indebtedness limit our ability and the ability of our subsidiaries, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
If we default under our senior secured credit facilities, the lenders could require immediate payment of the entire principal amount. These circumstances include nonpayment of principal, interest, fees or other amounts when due, a change of control, default under agreements governing our other indebtedness, material judgments in excess of $15,000,000, failure to provide timely audited financial statements or inaccuracy of representations and warranties. Any default under our senior secured credit facilities or agreements governing our other indebtedness could lead to an acceleration of principal payments under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under our senior secured credit facilities would require immediate repayment, we would not be able to repay them and also repay our other indebtedness in full. Our ability to comply with these covenants and restrictions contained in our senior secured credit facilities and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Risks Related to Our Common Stock

Our common stock price may be volatile.
Our common stock price may fluctuate in response to a number of events, including, but not limited to:

•	our quarterly and annual operating results;

•	weather conditions that impact our highway and consumer deicing product sales or SOP production levels;

•	future announcements concerning our business;

•	changes in financial estimates and recommendations by securities analysts;

•	changes and developments affecting internal controls over financial reporting;

•	actions of competitors;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in government and environmental regulation;

•	changes and developments affecting the salt industry;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

We may be restricted from paying cash dividends on our common stock in the future.
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit annual dividends to $55 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.75 or if a default or event of default has occurred and is continuing under the facilities. The terms of our indenture may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indenture and we are restricted from paying any cash dividend on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock) and our fixed charge coverage ratio. We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Shares eligible for future sale may adversely affect our common stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, of which 32,341,815 shares of common stock were outstanding and 816,374 shares of common stock were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units, and vesting of restricted stock units as of December 31, 2007. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2007.

Name	Age	Position
Angelo C. Brisimitzakis	49	President, Chief Executive Officer and Director
Ronald Bryan	55	Vice President and General Manager of Great Salt Lakes Minerals and Salt Union
Gerald Bucan(1)	44	Vice President and General Manager, Consumer and Industrial
Keith E. Clark(1)	52	Vice President and General Manager, Consumer and Industrial
John Fallis(1)	60	Vice President and General Manager, Highway Deicing
David J. Goadby	53	Vice President of Strategic Development
Rodney L. Underdown	41	Vice President, Chief Financial Officer, Treasurer and Secretary

(1)  In January 2008, Mr. Fallis began his transition to retirement and effective March 31, 2008, he will resign from his executive officer position.  Mr. Clark will succeed Mr. Fallis as Vice President and General Manager, North America Highway.  Mr. Bucan joined CMP during the fourth quarter of 2007 to assume Mr. Clark’s previous position as Vice President and General Manager, Consumer and Industrial.

Angelo C. Brisimitzakis joined CMP as President and Chief Executive Officer in May 2006.  Prior to joining CMP, Dr. Brisimitzakis was employed by Great Lakes Chemical Corporation from 1998 to 2005 where he most recently served as Executive Vice President and General Manager of flame retardants and performance products following his position of Vice

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

President, Global Supply Chain.  Prior to that Dr. Brisimitzakis served 14 years with General Electric Corporation where he held leadership positions in sales, technology, business development, supply chain and business management functions.

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

Gerald Bucan joined CMP as Vice President and General Manager, Consumer and Industrial in November 2007.  Prior to joining CMP, Mr. Bucan held positions of Vice President and General Manager of the Deli division of ConAgra Foods’ Refrigerated Meats operating company in 2006, and Corporate Vice President of Program Management for Federated Group, Inc. from 2003 through 2005.

Keith E. Clark has served as the Vice President and General Manager, Consumer and Industrial for CMP since August 2004. He has served as the Vice President and General Manager of CMG’s consumer and industrial business unit since August 1997, when North American Salt Company was under the management of Harris Chemical Group.  Effective January 1, 2008, Mr. Clark assumed the position of Vice President and General Manager of CMP’s North American highway deicing product lines, succeeding Mr. Fallis.

John Fallis was appointed Vice President and General Manager of CMP’s highway deicing product lines in January 2005. Mr. Fallis previously served as the Vice President, Mining of CMG since 1994, when CMG was under the management of Harris Chemical Group.  Effective January 1, 2008, Mr. Fallis began his transition to retirement by resigning his executive officer position effective January 1, 2008.  Mr. Clark will succeed Mr. Fallis as Vice President and General Manager of CMP’s North American highway deicing product lines.

David J. Goadby was named Vice President – Strategic Development for CMP in October 2006.  Prior to this position, he served as Vice President of CMP since August 2004, Vice President of CMG since February 2002 and as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since April 1994, under the management of Harris Chemical Group.

Rodney L. Underdown was appointed Chief Financial Officer of CMP in December 2002, has served as a Vice President of CMP since May 2002. Mr. Underdown served as the Chief Financial Officer of CMG since February 2002 and Vice President, Finance of CMG since November 2001.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
2007
Low	$ 30.00	$ 31.63	$ 30.54	$ 33.96
High	35.08	36.50	36.79	44.45
2006
Low	21.98	24.30	24.51	27.79
High	26.33	27.75	28.60	34.50

HOLDERS

On February 15, 2008, the number of holders of record of our common stock was 37.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
The Company paid quarterly dividends totaling $1.28 and $1.22 per share in 2007 and 2006, respectively. On February 11, 2008, our board of directors declared a quarterly cash dividend of $0.335 per share on our outstanding common stock. The dividend will be paid on March 14, 2008 to stockholders of record as of the close of business on February 29, 2008.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2007 concerning our common stock authorized for issuance under our equity compensation plan:

	Number of shares	Weighted-average	Number of securities
	to be issued	exercise price of	available for issuance
Plan category	upon exercise	outstanding securities	under plan
Equity compensation plans approved by stockholders
Stock options	652,041	$25.15
Restricted stock units	121,525	N/A
Total securities under approved plans	773,566		2,665,300
Equity compensation plans not approved by stockholders(1):
Deferred stock units	42,808	N/A	10,145
Total	816,374		2,675,445

(1)
Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan, adopted effective October 1, 2004, non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Accumulated deferred fees are distributed in the form of Company common stock.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2007		2006		2005		2004		2003
Statement of Operations Data(1):
Sales	$857.3		$660.7		$742.3		$639.9		$553.5
Shipping and handling cost	252.9		194.6		219.5		176.5		153.4
Product cost (2)	352.4		252.5		283.5		246.1		222.2
Depreciation, depletion and amortization (3)	40.0		40.5		43.6		41.3		42.1
Selling, general and administrative expenses	67.7		53.7		56.4		55.1		45.7
Restructuring and other charges (4)	-		-		-		5.9		2.4
Operating earnings	144.3		119.4		142.9		118.8		91.2
Interest expense	54.6		53.7		61.6		59.0		53.7
Net earnings from continuing operations (5)	80.0		55.0		26.8		47.8		30.9
Net earnings from discontinued operations (1)	-		-		4.1		2.0		1.4
Dividends on preferred stock	-		-		-		-		1.2
Gain on redemption of preferred stock(6)	-		-		-		-		(8.2)
Net earnings available for common stock	80.0		55.0		30.9		49.8		39.3
Per Share Data:
Weighted-average common shares outstanding:
Basic	32,810,704		32,345,962		31,487,975		30,604,597		32,492,792
Diluted	32,931,707		32,592,780		32,049,632		31,816,202		33,983,983
Net earnings from continuing operations per share:
Basic	$2.44		$1.70		$0.85		$1.56		$1.17
Diluted	2.43		1.69		0.84		1.50		1.12
Cash dividends declared per share	1.28		1.22		1.10		0.9375		2.85
Balance Sheet Data (at year end):
Total cash and cash equivalents	$12.1		$7.4		$47.1		$9.7		$2.6
Total assets	820.0		706.3		750.3		723.9		695.1
Total debt	606.8		585.5		615.9		583.1		603.3
Other Financial Data:
Ratio of earnings to fixed charges (7)	2.32	x	2.18	x	1.66	x	1.84	x	1.64	x

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

(3)
“Depreciation, depletion and amortization,” for purposes of this table, excludes amortization of deferred financing costs but includes expense related to discontinued operations of $3.6 million, $3.8 million and $3.5 million for 2005, 2004 and 2003, respectively.

(4)
“Restructuring and other charges” — During 2003, we incurred $2.4 million of costs related to the IPO.  In November 2004, Apollo elected to terminate the amended management consulting agreement resulting in a final payment of approximately $4.5 million in that same month.  Additionally, during 2004, we incurred $1.4 million of costs directly related to the completion of two secondary offerings completed in July 2004 and November 2004.

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

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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

COMPANY OVERVIEW

Headquartered in the Kansas City metropolitan area, Compass Minerals is the second-leading salt producer in North America and the largest in the United Kingdom. We operate 10 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our products include salt and sulfate of potash, and we operate a records management business.  Salt consists of sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, ingredients in consumer and commercial foods, agriculture and industrial applications.  In addition, we are North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf.  We also provide records management services to businesses throughout the U.K.
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
The severity of the winter seasons has varied considerably over the last three years.  During 2005, the winter weather in our markets was more severe than normal, followed by considerably milder than normal winter weather during 2006 and normal weather in 2007.  Not only does the weather affect our deicing salt sales volume and resulting gross profit, but it also impacts our inventory levels which influence production volume, the resulting cost per ton, and ultimately our profit margins.
  Our SOP plant is the largest in North America and one of only three natural solar SOP plants in the world.  Our SOP product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Agricultural activities may be responsive to economic factors as they may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  This is mitigated to a certain extent however, because high-value or chloride-sensitive crop yields and quality tend to decline when alternative fertilizers are used.
 We contract bulk shipping vessels, barge, trucking and rail services to move product from our production facilities to the distribution outlets and customers.  Our North American salt mines and SOP production facility are near either water or rail transport systems which helps to contain our shipping and handling costs, although shipping and handling costs still account for a relatively large portion of the total cost of our delivered products.  The tightening of available transportation services together with higher fuel costs has continued to increase our shipping and handling costs on a per ton basis since 2005.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride (KCl), a deicing and water conditioning agent and feed-stock used in making our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is represented by labor unions with multi-year collective bargaining agreements.  Energy costs are managed with natural gas forward contracts up to 36 months in advance of purchases, helping to reduce the impact of price volatility.  We purchase KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly since 2005, causing significant price increases under our contract during the last three years.  Although we cannot predict future changes in market prices for KCl, we expect our per ton costs to increase further in 2008.
We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” adjusting for a normalized winter weather season and by improving our financing cost structure.  We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make potential acquisitions.  In December 2005 we refinanced our 10% Subordinated Notes with our lower interest rate Credit Agreement and in the fourth quarter of 2007 we refinanced our 12¾% Senior Discount Notes with an incremental borrowing under the Credit Agreement.  We also made early principal payments on our Term Loan during 2006 and 2007 to strengthen our financial condition.  Operationally, in 2005 we sold our evaporated salt business in the U.K. which enabled us to redeploy the capital to debt reduction and to cost reduction and other internal investment projects.  In 2006 we completed the expansion of our magnesium chloride facilities and completed a bolt-on acquisition of DeepStore, our records management business in the U.K. that utilizes previously excavated portions of our Winsford mine for secure document storage.  In January of 2007 we acquired London-based Interactive Records Management Limited (“IRM”) to further develop our records management business.  We also completed the replacement of an underground mill in our Goderich mine with a larger capacity mill in 2007 and expect to complete a complementary expansion project to increase our available annual production capacity from that mine by 750,000 tons beginning in the last half of 2008.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from continuing operations for our salt and specialty fertilizer segments for the years ended December 31, 2007, 2006 and 2005. On December 30, 2005, we sold our Weston Point, England evaporated salt business, and accordingly, the 2005 results from that business have been classified as discontinued operations for that year. The following table and discussion of our results of operations exclude the discontinued operations (see Note 13 to the consolidated financial statements).  As discussed in Note 12 to the Consolidated Financial Statements, we acquired DeepStore effective November 1, 2006 and IRM in January 2007.  The results of operations of the consolidated records management business, including sales of $10.5 million for 2007 and $0.8 million for 2006, are not material to our consolidated financial results and are not included in the following table.  The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this annual report on Form 10-K.

	Year Ended December 31,
Dollars in millions except per ton data	2007	2006	2005
Salt Sales
Salt sales	$710.7	$549.6	$639.6
Less: salt shipping and handling	232.9	179.2	204.7
Salt product sales	$477.8	$370.4	$434.9

Salt Sales Volumes (thousands of tons)
Highway deicing salt	10,373	8,185	11,537
Consumer and industrial salt	2,412	2,313	2,529
Total salt tons sold	12,785	10,498	14,066

Average Salt Sales Price (per ton)
Highway deicing salt	$38.97	$35.63	$33.07
Consumer and industrial salt	127.04	111.53	102.08
Average salt price per ton	55.59	52.35	52.78

Specialty fertilizer (SOP) sales
Specialty fertilizer sales	$136.1	$110.3	$102.7
Less: Specialty fertilizer shipping and handling	20.0	15.4	14.8
Specialty fertilizer product sales	$116.1	$94.9	$87.9

Specialty Fertilizer Sales Volumes (thousands of tons)	423	377	396
Specialty Fertilizer Average Price per ton	$321.82	$292.39	$259.56

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Sales
Sales for the year ended December 31, 2007 of $857.3 million increased $196.6 million, or 30% compared to $660.7 million for the year ended December 31, 2006.  Sales include revenues from the sales of our products, or “product sales,” revenues from our records management business, and shipping and handling fees incurred to deliver salt and specialty fertilizer products to the customer.  Shipping and handling fees were $252.9 million during the year ended December 31, 2007, an increase of $58.3 million, or 30% compared to $194.6 million for the year ended December 31, 2006. Shipping and handling costs increased primarily as result of higher sales volumes during 2007 when compared to 2006, although fuel prices and higher costs of transportation services, particularly rail, have also increased over 2006.
Product sales for the year ended December 31, 2007 of $593.9 million increased $128.6 million, or 28% compared to $465.3 million for 2006.  Salt product sales for the year ended December 31, 2007 of $477.8 million increased $107.4 million, or 29% compared to $370.4 million for the same period in 2006 while specialty fertilizer product sales of $116.1 million increased $21.2 million, or 22% compared to $94.9 million in 2006.
The $107.4 million increase in salt product sales was due to sales volume increases, price improvements and the effects of the strengthening Canadian dollar and British pound sterling relative to the U.S. dollar.  During 2006, the winter weather in the U.K. and North America was significantly milder than normal, resulting in reduced highway and consumer deicing sales volumes.  In 2007, North American winter weather was more severe than 2006 and North American salt sales volumes increased approximately 2.6 million tons over 2006 levels, primarily for highway and consumer deicing products.  These higher North American volumes contributed approximately $75.1 million in salt product sales.  The winter weather in the U.K. remained

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

extremely mild however, with lower sales volumes reducing product sales by approximately $8.2 million to partially offset the North American improvement.  Price improvements during 2007 increased salt product sales by approximately $29.8 million, and the strengthening of the Canadian dollar and British pound sterling relative to the U.S. dollar also improved salt product sales by approximately $10.2 million.
The $21.2 million increase in specialty fertilizer product sales in 2007 compared to 2006 can primarily be attributed to the relatively strong market for potash products generally, both domestically and abroad.  We believe the market for fertilizer products is responding to economic factors which are increasing world-wide demand for crop nutrients, including  the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these affect the demand for all types of potash fertilizer products, including SOP.  Additionally, during 2006, prolonged wet weather conditions in the western U.S. during the spring season, and less favorable agricultural conditions in the eastern U.S. reduced demand for specialty fertilizer products in that year, causing added disparity between the annual comparisons.  Consequently, sales volumes for 2007 increased by approximately 46,000 tons, contributing approximately $10.7 million to specialty fertilizer product sales.  Our product sales price improvements also increased product sales by $8.3 million.

Gross Profit
Gross profit for the year ended December 31, 2007 of $212.0 million increased $38.9 million, or 22% compared to $173.1 million for 2006.  As a percent of sales, gross margin was 25% in 2007 compared to 26% in 2006.  The margin contribution from the increased sales volumes and price improvements discussed above were partially offset by higher production costs during 2007 due to increased costs of labor, energy and raw materials, and higher unit costs resulting principally from lower deicing salt production volumes when compared to the prior year.  The higher raw material costs principally reflect the higher cost of KCl which is used in both specialty fertilizer and consumer and industrial salt products.  The higher production costs in 2007 also reflect the 2006 expense reduction of $5.1 million due to business interruption insurance proceeds which were received and recorded as a reduction of product costs. This insurance recovery was due to a 2004 temporary production interruption at the Goderich mine which resulted in unavailable finished goods inventory and our inability to meet the incremental demand for deicing salt products in certain of the Company’s markets in 2005.
The per unit cost of deicing product sold in 2007 also increased over 2006 as a result of lower production levels in 2007.  As a result of the mild winter weather in North America and the U.K. during the 2006 - 2007 winter season, 2007 production levels were curtailed for inventory management purposes in contrast to high production levels in early 2006 following the severe winter weather of the 2005 – 2006 winter season.  Additionally, planned maintenance activities and large capital improvement projects at our Goderich mine during 2007 hindered production efficiencies when compared to historical levels.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2007 of $67.7 million increased $14.0 million, or 26% compared to $53.7 million for the same period in 2006, although as a percentage of sales it remained constant at 8%.  The increase in expense for 2007 is primarily due to higher compensation costs, including results-based variable compensation, benefits and training programs, additional expenses from our newly consolidated records management business in the U.K., increased marketing expenses, and higher depreciation expense.  Additionally, the strengthening of the Canadian dollar and British pound sterling caused an increase in expense due to the translation of those currencies to U.S. dollars.

Interest Expense
Interest expense for the year ended December 31, 2007 of $54.6 million increased $0.9 million compared to $53.7 million for the same period in 2006. The increase primarily reflects the compounding effect of interest accretion on our discount notes.  However, as discussed in Note 8 to the Consolidated Financial Statements, during the fourth quarter of 2007, we redeemed  our 12¾% senior discount notes ($123.5 million face amount) using the proceeds from the issuance of a $127.0 million lower interest-bearing incremental term loan borrowing and revolver borrowings under our senior secured credit agreement.

Other, Net
Other expense, net of $9.6 million for the year ended December 31, 2007 includes $11.0 million of expense for the tender premium and write off of previously deferred financing fees associated with the retirement of our 12¾% senior discount notes as discussed in Note 8 to the Consolidated Financial Statements.  These costs were partially offset by interest income on cash and cash equivalents.  For 2006, other income, net was primarily attributable to foreign exchange gains and interest income.

Income Tax Expense
Income tax expense for the year ended December 31, 2007 of $0.1 million decreased $14.7 million compared to $14.8 million for the same period in 2006.  As discussed in Note 6 to the Consolidated Financial Statements, the Company’s 2007 tax provision includes tax benefits totaling approximately $18.1 million related to items unique to 2007.  In 2007, the Company entered into a program with a taxing authority to begin the process of resolving an uncertain tax position.  Communications with the taxing authority has caused the Company to change its measurement of uncertain tax positions resulting in the reversal of tax reserves.  The Company also released reserves following the closure of certain tax examination years.  The Company’s 2007 provision also includes benefits totaling $1.0 million to reduce net deferred tax liabilities for the effects of income tax rate reductions in certain jurisdictions.
Excluding the impact of the specific items discussed above, income tax expense increased primarily reflecting higher income

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

before income taxes in 2007. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal benefit), foreign income, mining and withholding taxes, net of U.S. deductions, changes in the expected utilization of previously reserved net operating loss carry-forwards and interest expense recognition differences for tax and financial reporting purposes.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Sales
Sales for the year ended December 31, 2006 of $660.7 million decreased $81.6 million, or 11% compared to $742.3 million for the year ended December 31, 2005.  Shipping and handling fees were $194.6 million during the year ended December 31, 2006, a decrease of $24.9 million, or 11% compared to $219.5 million for the year ended December 31, 2005. The decrease in shipping and handling-related fees for the year ended December 31, 2006 was due to the lower volumes of products sold as compared to 2005, partially offset by higher shipping costs due to higher fuel costs and increases in transportation rates.  During 2006, revenues also included $0.8 million of revenues from DeepStore, our document management business in the U.K. acquired effective November 1, 2006.
Product sales for the year ended December 31, 2006 of $465.3 million decreased $57.5 million, or 11% compared to $522.8 million for 2005. Salt product sales for the year ended December 31, 2006 of $370.4 million decreased $64.5 million, or 15% compared to $434.9 million for the same period in 2005 while specialty fertilizer product sales of $94.9 million increased $7.0 million, or 8% compared to $87.9 million in 2005.
The $64.5 million decrease in salt product sales for 2006 compared to 2005 can primarily be attributed to the lack of ice and snowfall in our markets during the very mild winter weather seasons (first and fourth quarters) of 2006 when compared to the severe weather in those same periods of 2005.  Sales volumes for our North American and U.K. highway deicing products fell by approximately 29% or approximately $72.6 million.  Our consumer and industrial sales volumes also fell by approximately 9% or $21.1 million due to lower sales of consumer deicing products.  Additionally, volume declines reflect the impact of an eight-week strike in early 2006 at our Goderich mine which depleted inventory levels resulting in lower sales to our chemical customers.  Salt product price improvements partially offset these volume declines however, increasing sales by approximately $23.8 million. Finally, our foreign sales were favorably impacted by the strengthening of the Canadian dollar and British pound sterling, increasing salt product sales by approximately $5.6 million when compared to exchange rates during 2005.
The $7.0 million increase in specialty fertilizer product sales results from 2006 product price increases which contributed approximately $10.2 million when compared to product sales prices for 2005, partially offset by a 5% decline in sales volumes, primarily in the southeastern and western United States.  The lower volumes are due in part to the prolonged wet weather conditions in the western United States during 2006 spring season which reduced the application of specialty potash fertilizer in that area.

Gross Profit
Gross profit for the year ended December 31, 2006 of $173.1 million decreased $26.2 million, or 13% compared to $199.3 million for 2005. As a percent of sales, gross margin of 26% decreased slightly from 27% in 2005.  The gross profit attributable to highway deicing products fell $29.9 million partially offset by increases in gross profit on consumer and industrial and specialty fertilizer products of $3.0 million and $0.7 million, respectively.  The reduced sales volumes discussed above negatively impacted gross profit by approximately $47.0 million while the sales price increases of approximately $34.0 million and a $5.1 million business interruption insurance recovery, recorded as a reduction to product cost, partially offset this decline.  The business interruption claim was due to a temporary production interruption at our Goderich mine in late 2004 which resulted in unavailable finished product inventory during the first quarter of 2005 when winter weather conditions continued to be more severe than normal in certain of our markets.  The reduced gross profit also reflects higher transportation costs, the impact of the strike at our Goderich mine and higher production costs, principally higher natural gas costs and increased raw material costs for our specialty fertilizer products, principally KCl, a raw material used in making our sulfate of potash fertilizer.

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

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Other (Income) Expense, Net
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

Liquidity and Capital Resources

Overview
Over the last three years, the Company has undergone significant changes in order to strengthen our financial position.  In 2005, we sold our evaporated salt business in the U.K. and redeployed those funds to capital expansion and improvement projects, business acquisitions and debt repayments.  We have expanded our magnesium chloride production facility in Ogden, Utah, replaced an existing underground rock salt mill in our Goderich, Ontario mine with a greater capacity mill, and are in the process of completing the first of our Goderich mine expansion projects, which is expected to increase our annual available salt production capacity by 750,000 tons by the end of 2008.  During 2007, we announced our intentions to undertake two new significant capital improvement and productivity projects.  The first project is to upgrade our SOP processing plant and make modifications to our existing solar evaporation ponds at the Great Salt Lake.  We expect the efficiency improvements and additional capacity will yield about 100,000 additional tons of SOP capacity annually by 2010 at a total cost of approximately $25 million over the next three years.  The second project will begin another expansion phase at our Goderich mine.  This project is expected to add approximately one million tons of annual available productive capacity by 2010.  The Goderich expansion is expected to cost approximately $15 million and will include the purchase and installation of additional hoisting equipment which will enable us to bring more mined, underground rock salt to the surface.  Management expects to fund these capital projects with cash generated from operations or future borrowing.
As discussed in Note 12 to the Consolidated Financial Statements, in 2006 we acquired 100% of DeepStore, a records management business in the U.K. that utilizes excavated portions of our rock salt mine, through a non-cash transaction.  During 2007 we acquired 100% of London-based Interactive Records Management Limited for $7.6 million to further expand our records management business.
As discussed in Note 8 to the Consolidated Financial Statements, in 2005 we entered into a senior secured credit agreement providing for term loan and revolving credit facility borrowings.  During 2007 we amended this agreement to provide additional borrowing under an incremental term loan.  Using this facility, we have refinanced two issues of higher-rate debt.  First, in 2005, we completed a tender offer and redeemed substantially all of our 10% Senior Subordinated Notes (completing the redemption with a call of the remaining debt in 2006).  In the fourth quarter of 2007 we completed a tender offer and redeemed our 12¾% Senior Discount Notes, which were to become fully-accreted in December 2007, with subsequent interest accruals payable in cash.  Our 12% Subordinated Discounts Notes become fully-accreted in May 2008 with subsequent interest accruals to be paid in cash.  We continue to monitor the credit markets and will evaluate the economics of refinancing that debt.  However we believe our results of operations and borrowing availability under the revolving credit agreement will allow us the liquidity to pay cash interest without materially adversely affecting our cash flows or financial condition in the event we do not refinance these notes by the initial call date.
Historically, our cash flows from operating activities have generally been stable.  During 2007 however, we achieved our highest level of operating cash flows in Company history.  We have used cash generated from operations to meet our working

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

capital needs, to fund capital expenditures, to pay dividends and repay our debt, including unscheduled principal repayments we have voluntarily made early. When we have not been able to meet our liquidity or capital needs with cash from operations, which may result from the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources.

For the year ended December 31, 2007
Cash generated by operating activities during the year ended December 31, 2007 reached a historical high of $118.5 million, an increase of $22.9 million over the year ended December 31, 2006.  Relatively strong fourth quarter sales in 2007 resulted in a higher level of working capital employed when compared to 2006. Receivable balances and liability accruals increased with the higher fourth quarter sales activities while inventory levels decreased, reflecting the seasonality and the impact of winter weather variability on our operations.  Cash payments for income taxes decreased by approximately $11.6 million when compared to 2006, due to the 2007 deductibility of accumulated accreted interest on our refinanced Senior Discount Notes, as discussed below.  Because our Senior Discount Notes, which accreted non-cash interest, were refinanced using our senior secured credit agreement, we expect our cash interest payments to increase during 2008.
Net cash used in investing activities during 2007 totaled $55.9 million including $48.0 million of capital expenditures and $7.6 million for the acquisition of a records management business.  Our capital expenditures include $9.5 million at our Goderich mine for expenditures on the first phase of an expansion project to increase that mine’s annual production capacity by 750,000 tons and to complete the replacement of an upgraded underground salt mill.  Expenditures in 2007 also include $1.6 million for engineering and permitting activities to support the SOP evaporation pond expansion project at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.
As discussed in Note 12 to the Consolidated Financial Statements, in January 2007 we acquired all of the outstanding common stock of IRM for approximately $7.6 million in cash.  The agreement includes a contingent purchase price adjustment of up to approximately $2.0 million of additional consideration over two years depending on the level of revenues, as defined, generated by the business.  As of December 31, 2007, $0.2 million of consideration was accrued for payment in 2008 related to this contingent obligation.
Cash flows used in financing activities during 2007 reflect payments totaling $130.9 million to redeem our 12¾% senior discount notes, consisting of principal payments totaling $121.5 million (accreted value) and tender premium and related fees of $9.4 million.  To facilitate this redemption, we amended our senior secured credit agreement and borrowed $127.0 million on an incremental term loan, incurring related fees of $1.6 million.  We also made payments totaling $32.4 million on our two term loans, including approximately $29.3 million of payments made in advance of scheduled maturities, and borrowed an additional $18.6 million under our revolving credit agreement to meet our short-term cash requirements.   Also during 2007, we paid dividends to our stockholders totaling $42.0 million.

For the year ended December 31, 2006
Net cash flow generated by operating activities for the year ended December 31, 2006 was $95.6 million, an increase of $7.7 million from the year ended December 31, 2005.  A portion of these cash flows resulted from the collection of accounts receivable balances generated from the robust sales due to the severe winter weather experienced during the fourth quarter of 2005.  This contributed to the overall decrease in accounts receivable of $71.2 million.  Because the fourth quarter of 2006 was relatively mild in terms of winter weather precipitation, our inventory levels still reflect the off-season build-up.  Consequently, the cash flow generated from the collection of accounts receivable was partially offset by the higher inventory levels, which, together with the higher unit cost, resulted in the $64.4 million increase in inventory.  During 2006, we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) – “Share-based Payment” and changed the classification of excess tax benefits realized upon the exercise of stock options from operating activities to financing activities.
Net cash used by investing activities for the year ended December 31, 2006 was $40.8 million, primarily reflecting capital expenditures of $36.4 million, including $11.9 million of expenditures to replace an existing underground rock salt mill at our Goderich mine and complete the expansion of our magnesium chloride facilities.  We also began a project to expand our rock salt production capacity at our Goderich mine by approximately 750,000 tons.  This expansion, consisting primarily of new equipment, began during the third quarter with expenditures through 2006 totaling $2.7 million.  The remaining expenditures were primarily for routine replacements and cost reduction projects.
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

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
During 2005, we voluntarily made $37.7 million of early payments on our term loan. During the fourth quarter of 2005, we replaced the existing credit facilities with a new $475 million senior secured credit agreement as discussed in Note 8 to the Consolidated Financial Statements. We borrowed against our new Credit Agreement to complete a tender offer and redeem $323.0 million of our Senior Subordinated Notes. In connection with the redemption, we incurred $26.5 million in tender premium and related fees. Additionally, during 2005, we made $34.7 million of dividend payments.

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility.  We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.
We incurred substantial indebtedness in connection with a recapitalization in 2001 in which the Company became a stand-alone entity. Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on our subsidiaries for cash.”
As discussed in Note 8 to the Consolidated Financial Statements, at December 31, 2007, we had $606.8 million of outstanding indebtedness consisting of $171.4 million face amount ($179.6 million principal amount at maturity) of 12% Senior Subordinated Discount Notes due 2013 and $435.4 million of borrowings outstanding under our Senior Secured Credit Agreement.  Borrowings under the Senior Secured Credit Agreement include $274.6 million of Term Loan borrowings, $126.7 million of Incremental Term Loan borrowings and $34.1 million of borrowings outstanding under the Revolving Credit Facility. Letters of credit totaling $10.0 million reduced available borrowing capacity to $80.9 million.  In the future, we may borrow additional amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
We have various federal, state and foreign net operating loss (“NOL”) carry-forwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable.  However, ownership changes, as defined in Internal Revenue Code Section 382, limit the amount of U.S. NOL carry-forwards that we can utilize annually to offset future taxable income and resulting tax liabilities.  We cannot assure you that we will be able to use all of our NOL carry-forwards to offset future taxable income, or that the NOL carryforwards will not become subject to additional limitations due to future ownership changes.
As of December 31, 2007, we had federal NOL carry-forwards of approximately $46.5 million, which expire at various dates through 2028.  We also have tax-affected state and provincial NOL carry-forwards of approximately $4.6 million which will expire in various years through 2028.  We have reserved approximately $3.1 million with a valuation allowance for the federal and state loss carry-forwards that we do not believe we will be able to utilize prior to expiration.  Additionally, in connection with our 2007 acquisition of IRM, we acquired approximately $5.3 million of foreign NOL carry-forwards that we do not believe we will be able to utilize.  Accordingly, we also established a $1.5 million valuation allowance against the deferred tax assets related to these NOL carry-forwards.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations.  Since the plan’s accumulated benefit obligations are in excess of the fair value of the plan’s assets (by approximately $2.7 million as of November 30, 2007), we may be required to use cash from operations above our historical levels to further fund the plan in the future.
At December 31, 2007, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial statements.

Our contractual cash obligations and commitments as of December 31, 2007 are as follows (in millions):

Payments Due by Period
Contractual Cash Obligations	Total	2008	2009	2010	2011	2012	Thereafter
Long-term Debt (a)	$615.0	$4.1	$4.1	$38.2	$4.1	$384.9	$179.6
Interest (b)	248.5	42.8	51.0	50.7	47.9	47.6	8.5
Operating Leases (c)	51.5	8.8	6.6	5.1	3.5	2.9	24.6
Unconditional Purchase Obligations (d)	10.7	9.3	0.3	0.3	0.3	0.3	0.2
Estimated Future Pension benefit Obligations (e)	80.5	2.3	2.4	2.4	2.5	2.6	68.3
Total Contractual Cash Obligations	$1,006.2	$67.3	$64.4	$96.7	$58.3	$438.3	$281.2

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Amount of Commitment Expiration per Period
Other Commitments	Total	2008	2009	2010	2011	2012	Thereafter
Letters of Credit	$10.0	$10.0	$-	$-	$-	$-	$-
Performance Bonds (f)	24.7	24.3	0.4	-	-	-	-
Total Other Commitments	$34.7	$34.3	$0.4	$-	$-	$-	$-

(a)	Includes the aggregate principal amounts at maturity for the senior subordinated discount notes of $179.6 million.
(b)
Based on maintaining existing debt balances to maturity.  Interest on the Credit Agreement varies with LIBOR. The December 31, 2007 blended rate of 6.85%, including the applicable spread, was used for this calculation.

(c)	We lease property and equipment under non-cancelable operating leases for varying periods.
(d)
We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under a purchase contract with a supplier. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2007.

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
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our Subordinated Discount Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of December 31, 2007, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Subordinated Discount Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Sensitivity Analysis Related to EBITDA

Management uses a variety of measures to evaluate the performance of CMP.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA, a non-GAAP financial measure to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions which can cause considerable variation in net income.  We also use EBITDA to assess our operating performance and return on capital against other companies, and to evaluate expected returns on potential acquisitions or other capital projects.  EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA excludes interest expense, income taxes and depreciation and amortization, each of which is an essential element of our cost structure and cannot be eliminated.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and on-going consequence of our operations.   We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA is frequently used as a measure of operating performance, this term is not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA as used by management is set forth in the table below.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

	For the Year Ended December 31,
	2007	2006	2005
Net earnings from continuing operations	$80.0	$55.0	$26.8
Interest expense	54.6	53.7	61.6
Income tax expense	0.1	14.8	15.8
Depreciation, depletion and amortization from continuing operations (a)	40.0	40.5	40.0
EBITDA from continuing operations	$174.7	$164.0	$144.2

(a) Amount excludes $3.6 million of expense related to discontinued operations during 2005.

EBITDA does however include other items, both cash and non-cash in nature, which management believes are not indicative of the ongoing operating performance of our core business operations; these items are included in the following table.

	For the Year Ended December 31,
	2007	2006	2005
Other non-operating (income) expense:
Tender premium and fees paid to redeem debt	9.4	0.1	26.5
Write-off of unamortized deferred financing fees	1.6	-	6.7
Other, net	(1.4)	(4.2)	5.5
Other non-operating (income) expense	$9.6	$(4.1)	$38.7

During 2007, we completed a tender offer and redeemed our 12¾% senior discount notes.  We expensed $1.6 million of deferred financing costs and expensed $9.4 million of tender premium and related fees.  During 2005, we replaced our existing credit facility with a new senior secured credit facility, and we completed a tender offer and redeemed $323.0 million of our senior subordinated notes. In connection with these transactions, we expensed $6.7 million of deferred financing costs, net of issuance premium related to the retired debt, and expensed $26.5 million of tender premium and related fees. The remaining $2.0 million of senior subordinated notes were called during 2006.  EBITDA also includes other non-operating income and (expenses), primarily foreign exchange gains and losses resulting from the translation of intercompany obligations, and interest and investment income relating to our nonqualified retirement plan totaling $1.4 million, $4.2 million and $(5.5) million for 2007, 2006 and 2005 respectively.

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

Mineral Interests - As of December 31, 2007, we maintained $147.8 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
Mineral interests are primarily amortized on a units-of-production method based on third-party estimates of recoverable reserves. Our rights to extract minerals are generally contractually limited by time or lease boundaries. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, the assigned lives may be less than those projected by management, or if the actual size, quality or recoverability of the minerals is less than the estimated probable reserves, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.

Income Taxes – Developing our provision for income taxes and analyzing our potential tax exposure items requires significant judgment and assumptions as well as a thorough knowledge of the tax laws in various jurisdictions.  These estimates and judgments occur in the calculation of certain tax liabilities and in the assessment of the likelihood that we will be able to realize our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense, carry-forwards and other items.  Based on all available evidence, both positive and negative, the weight of that evidence and the extent such evidence can be objectively verified, we determine whether it is more likely than not that all, or a portion of, the deferred tax assets will be realized.
In evaluating our ability to realize our deferred tax assets, we consider the sources and timing of taxable income, our ability to carry back tax attributes to prior periods, qualifying tax-planning strategies, and estimates of future taxable income exclusive

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

of reversing temporary differences. In determining future taxable income, our assumptions include the amount of pre-tax operating income according to different federal, international and state taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about material estimates, assumptions and uncertainties in connection with the forecasts of future taxable income, the merits in tax law and assessments regarding previous taxing authorities’ proceedings or written rulings, and, while they are consistent with the plans and estimates we use to manage the underlying businesses, differences in our actual operating results or changes in our tax strategies, tax credits or our assessment of the tax merits of our positions could affect our future assessments.
As of December 31, 2007 we had $19.6 million of deferred tax assets relating to U.S. and foreign NOL carry-forwards and $19.9 million of alternative minimum tax credit carry-forwards that can be used to reduce our future tax liabilities.  However, after our analysis of the potential realization of our deferred tax assets at December 31, 2007, we concluded that a valuation allowance of $4.6 million was required related to our U.S. and foreign NOL carry-forwards because management believes they will not be realized.  In the future, if we determine, based on the existence of sufficient evidence, that more or less of our deferred tax assets are more-likely-than-not to be realized, an adjustment to the valuation allowance will be made in the period such a determination is made. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from forecasted amounts.
In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with FIN 48 for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Taxes on Foreign Earnings - Our effective tax rate reflects the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.  Most of the amounts held outside the U.S. could be repatriated to the U.S., but would be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits or deductions. As described in Note 6 to the consolidated financial statements, during the fourth quarter of 2005 we established a domestic reinvestment plan which was approved by our board of directors, and determined the Company would repatriate $70 million of qualifying foreign earnings pursuant to the American Jobs Creation Act of 2004 (the “Jobs Act”). Under the Jobs Act, repatriated earnings during this one year period would be allowed one-time dividends received deduction of 85%, resulting in a federal tax rate of approximately 5.25% on the repatriated earnings. Notwithstanding amounts repatriated under the Jobs Act, we believe that the remaining undistributed earnings of our foreign subsidiaries will continue to be indefinitely reinvested.

Pension Plan - We select our actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate, expected long-term rates of return on plan assets and rate of compensation increase which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, or to increase pension expense or our pension liability.  An adverse change of 25 basis points in our discount rate and return on plan assets assumptions, collectively, would cause an increase in our projected benefit obligation as of December 31, 2007 and net periodic pension cost for 2008 of approximately $3.1 million and $0.5 million, respectively.
We have a defined benefit pension plan covering some of our current and former employees in the United Kingdom. The U.K. plan was closed to new participants in 1992. We set our discount rate for the U.K. plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio. Assumed salary increases are set considering the statutory provisions that are used to calculate the actual pension benefits in the U.K. Our funding policy has been to make the minimum annual contributions required by applicable regulations although a special payment of $4.0 million was made during the first quarter of 2006 to fund the plan for expected benefits payable to former employees of the discontinued evaporated salt business that was sold December 30, 2005.  Contributions totaled $1.4 million, $5.5 million and $1.8 million during the years ended December 31, 2007, 2006 and 2005, respectively.  If supplemental benefits were approved and granted under the provisions of the Plan or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits.  See Note 7 to the consolidated financial statements for additional discussion of our pension plan.

Other Significant Accounting Policies - Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of equity compensation instruments, derivative instruments and environmental accruals require difficult judgments on complex matters. Certain of these matters are among topics frequently discussed by accounting standards setters and regulators.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Effects of Currency Fluctuations and Inflation

In addition to the United States, we conduct operations in Canada and the United Kingdom. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 27% of our 2007 sales in foreign currencies, and we incurred 27% of our 2007 total operating expenses in foreign currencies. Additionally, we have $151.3 million of net assets denominated in foreign currencies. The net weakening U.S. dollar against these currencies since 2004 has had a positive impact on our total assets, sales and EBITDA. Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.

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

Recent Accounting Pronouncements

The FASB issued FASB Statement No. 157 – “Fair Value Measurements” during 2006.  This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It provides a frame-work for measuring fair value and requires additional disclosures about fair-value measurements.  This statement applies only to fair-value measurements already required or permitted by other statements; it does not impose additional fair value measurements.  This statement is effective for fair-value measurements beginning in fiscal years beginning after November 15, 2007.  Currently, management does not expect this statement to have a material impact on our financial condition or results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 158 – “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”).  This statement requires postretirement benefit plan sponsors to recognize the funded status of their benefit plans on their balance sheets, measure the fair value of the plan assets and benefit obligations as of the year-end balance sheet date and provide additional disclosures.  We sponsor a defined benefit pension plan for a limited number of employees.  The Plan was closed to new participants in 1992.  We currently value our plan assets and liabilities using a November 30 measurement date.  We adopted the recognition and disclosure requirements in 2006 and, in accordance with SFAS 158, we will adopt the change in measurement date provision in 2008.  The change in measurement date from November 30 to December 31 will not have a material affect on our financial statements.
During the first quarter of 2007, the FASB issued FASB Statement No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement allows entities to choose, at specified dates, to measure many financial instruments and certain other items at fair value if fair value measurement was not already required by other guidance.  Subsequent changes in fair value would be recognized in earnings.  Additionally, this statement establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.   This statement is effective at the beginning of fiscal years beginning after November 15, 2007.  Management currently does not expect this statement to have a material impact on our financial condition or results of operations.
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
Under the Company’s 2005 Incentive Award Plan, the stock options and restricted stock units awarded to employees entitle the participants to receive non-forfeitable dividends.  The Company currently recognizes the tax benefits from these payments as a reduction to its income tax expense (approximately $0.2 million during the year ended December 31, 2007).  Management believes the application of this consensus in 2008 will not have a material affect on the Company’s financial condition or results of operations.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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

Interest Rate Risk
As of December 31, 2007, we had $401.3 million of debt outstanding under our Term Loans and $34.1 million outstanding under our Revolving Credit Facility, each bearing interest at variable rates.  As described in Note 9 to the consolidated financial statements, we are a party to interest rate swap agreements to hedge the variability in interest rates relative to $250 million notional amount of our Term Loans and Incremental Term Loan, declining by $50 million in 2008 and 2009, $100 million in 2010 with the remaining $50 million maturing in 2011.  Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged.  Assuming no change in the amount of Term Loan or Revolver outstanding, a one hundred basis point increase in the average interest rate under these borrowings would increase the interest expense related to the unhedged portion of our variable rate debt by approximately $1.9 million. Actual results may vary due to changes in the amount of variable rate debt outstanding.

Foreign Currency Risk
In addition to the United States, we conduct our business in Canada and the United Kingdom. Our operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We will not engage in hedging for speculative investment purposes. Our historical results do not reflect any foreign currency exchange hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1A, “Risk Factors — Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.”
Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $1.9 million impact on operating earnings for the year ended December 31, 2007. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities
We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price swaps which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas, and we hedge up to approximately 90% of our expected natural gas usage.  Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences.  We have determined that these financial instruments qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. As of December 31, 2007, the amount of natural gas hedged with derivative contracts totaled 2.7 million British thermal units, of which 2.0 million expire within one year and 0.7 million expire in years two and three.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2007 would have increased our cost of sales by approximately $0.5 million. Actual results will vary due to actual changes in market prices and consumption.
We are subject to increases and decreases in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. We may engage in hedging operations, including forward contracts, to reduce our exposure to changes in our transportation cost due to changes in the cost of fuel. We will not engage in hedging for speculative investment purposes. Our historical results do not reflect any fuel hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce the risks associated with changes in our transportation costs.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in notes 7 and 6, respectively, to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans“, effective December 31, 2006, and FASB Interpretation No.48 “Accounting for Uncertain Taxes”, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Kansas City, Missouri
February 21, 2008

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc’s. internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 of Compass Minerals International, Inc. and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP
Kansas City, Missouri
February 21, 2008

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Consolidated Balance Sheets
	December 31,
(In millions, except share data)	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$12.1	$7.4
Receivables, less allowance for doubtful accounts of $1.8 in 2007 and $1.6 in 2006	206.6	114.0
Inventories	128.4	146.1
Deferred income taxes, net	11.3	8.5
Other	7.3	7.8
Total current assets	365.7	283.8
Property, plant and equipment, net	396.8	374.6
Intangible assets, net	22.2	21.5
Other	35.3	35.6
Total assets	$820.0	$715.5
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4.1	$3.1
Accounts payable	104.9	73.0
Accrued expenses	29.0	23.0
Accrued salaries and wages	17.0	12.3
Income taxes payable	8.9	2.9
Accrued interest	1.2	4.7
Total current liabilities	165.1	119.0
Long-term debt, net of current portion	602.7	582.4
Deferred income taxes, net	12.6	11.1
Other noncurrent liabilities	44.2	68.1
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Common Stock:
$0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	1.7	0.3
Treasury stock, at cost - 3,025,449 shares at December 31, 2007 and 3,270,141 shares at December 31, 2006	(5.7)	(6.2)
Accumulated deficit	(54.5)	(95.4)
Accumulated other comprehensive income	53.5	35.8
Total stockholders' equity (deficit)	(4.6)	(65.1)
Total liabilities and stockholders' equity (deficit)	$820.0	$715.5
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Consolidated Statements of Operations
	For the Year Ended December 31,
(In millions, except share data)	2007	2006	2005
Sales	$857.3	$660.7	$742.3
Shipping and handling cost	252.9	194.6	219.5
Product cost	392.4	293.0	323.5
Gross profit	212.0	173.1	199.3
Selling, general and administrative expenses	67.7	53.7	56.4
Operating earnings	144.3	119.4	142.9
Other expense:
Interest expense	54.6	53.7	61.6
Other (income) expense, net	9.6	(4.1)	38.7
Earnings from continuing operations before income taxes	80.1	69.8	42.6
Income tax expense	0.1	14.8	15.8
Net earnings from continuing operations	80.0	55.0	26.8
Net earnings from discontinued operations, net of income tax benefit of $(0.1) for 2005	-	-	0.4
Gain from the sale of discontinued operations, net of income tax expense of $0.9	-	-	3.7
Net earnings	$80.0	$55.0	$30.9
Basic net earnings per share:
Continuing operations	$2.44	$1.70	$0.85
Discontinued operations	-	-	0.13
Basic net earnings per share	$2.44	$1.70	$0.98
Basic weighted-average shares outstanding	32,810,704	32,345,962	31,487,975
Diluted net earnings per share:
Continuing operations	$2.43	$1.69	$0.84
Discontinued operations	-	-	0.13
Diluted net earnings per share	$2.43	$1.69	$0.97
Diluted weighted-average shares outstanding	32,931,707	32,592,780	32,049,632
Cash dividends per share	$1.28	$1.22	$1.10
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Consolidated Statements of Stockholders' Equity (Deficit)
					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
(In millions)	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2004	$0.4	$0.2	$(8.5)	$(118.8)	$38.3	$(88.4)
Comprehensive income:
Net earnings				30.9		30.9
Minimum pension liability adjustment, net of tax of ($1.0)					3.1	3.1
Unrealized gain on cash flow hedges, net of tax of ($0.7)					1.3	1.3
Cumulative translation adjustment					(1.0)	(1.0)
Comprehensive income						34.3
Dividends on common stock		(7.1)		(27.6)		(34.7)
Stock options exercised		7.1	1.8			8.9
Stock-based compensation		0.8				0.8
Balance, December 31, 2005	0.4	1.0	(6.7)	(115.5)	41.7	(79.1)
Comprehensive income:
Net earnings				55.0		55.0
Minimum pension liability adjustment, net of tax of $0.9					(2.0)	(2.0)
Unrealized loss on cash flow hedges, net of tax of $2.9					(5.2)	(5.2)
Cumulative translation adjustment					5.6	5.6
Comprehensive income						53.4
Adjustment for initial adoption of SFAS 158, net of tax of $1.8					(4.3)	(4.3)
Dividends on common stock		(4.6)		(34.9)		(39.5)
Stock options exercised		2.2	0.5			2.7
Stock-based compensation		1.7				1.7
Balance, December 31, 2006	0.4	0.3	(6.2)	(95.4)	35.8	(65.1)
Comprehensive income:
Net earnings				80.0		80.0
Change in unrealized pension costs, net of tax of ($1.8)					4.4	4.4
Unrealized loss on cash flow hedges, net of tax of $0.1					(0.2)	(0.2)
Cumulative translation adjustment					13.5	13.5
Comprehensive income						97.7
Dividends on common stock		(2.9)		(39.1)		(42.0)
Stock options exercised		1.7	0.5			2.2
Stock-based compensation		2.6				2.6
Balance, December 31, 2007	$0.4	$1.7	$(5.7)	$(54.5)	$53.5	$(4.6)
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(In millions)	2007	2006	2005
Cash flows from operating activities:
Net earnings	$80.0	$55.0	$30.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	40.0	40.5	43.6
Finance fee amortization	1.3	1.4	2.3
Net gain from the sale of discontinued operations	-	-	(3.7)
Loss on early extinguishment of long-term debt	11.0	0.1	33.2
Stock-based compensation	2.6	1.7	0.8
Excess tax benefit from exercise of stock options	-	-	7.4
Accreted interest	30.4	29.5	26.2
Deferred income taxes	(0.3)	(23.2)	(15.1)
Other, net	1.2	0.7	(0.2)
Changes in operating assets and liabilities:
Receivables	(89.2)	71.2	(50.0)
Inventories	22.7	(64.4)	13.0
Other assets	0.4	(0.4)	(1.9)
Accounts payable, income taxes payable and accrued expenses	37.4	(21.2)	(2.7)
Other noncurrent liabilities	(19.0)	4.7	4.1
Net cash provided by operating activities	118.5	95.6	87.9
Cash flows from investing activities:
Capital expenditures	(48.0)	(36.4)	(31.8)
Proceeds from the sale of discontinued operations	-	-	36.2
Acquisition of a business	(7.6)	-	-
Other, net	(0.3)	(4.4)	(3.6)
Net cash provided by (used in) investing activities	(55.9)	(40.8)	0.8
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	127.0	-	350.0
Principal payments on long-term debt	(153.9)	(45.4)	(360.7)
Revolver activity	18.6	(13.9)	20.0
Tender premium and fees paid to redeem debt	(9.4)	(0.1)	(26.5)
Dividends paid	(42.0)	(39.5)	(34.7)
Proceeds received from stock option exercises	0.4	0.4	1.5
Excess tax benefits from stock option exercises	1.8	2.3	-
Deferred financing costs	(1.6)	-	(3.4)
Net cash used in financing activities	(59.1)	(96.2)	(53.8)
Effect of exchange rate changes on cash and cash equivalents	1.2	1.7	2.5
Net change in cash and cash equivalents	4.7	(39.7)	37.4
Cash and cash equivalents, beginning of the year	7.4	47.1	9.7
Cash and cash equivalents, end of year	$12.1	$7.4	$47.1
Supplemental cash flow information:
Interest paid	$28.0	$19.9	$47.1
Income taxes paid, net of refunds	17.7	29.3	24.0
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND FORMATION

Compass Minerals International, Inc., through its subsidiaries, (“CMP,” “Compass” or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom. Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”). CMP serves a variety of markets, including highway and consumer deicing, dust control, agriculture, food processing, chemical processing and water conditioning.  Effective November 2006, CMP acquired 100% of DeepStore, a records management business in the U.K., and in January 2007 CMP acquired 100% of Interactive Records Management Limited.
Compass Minerals International, Inc. has no operations other than those of its wholly-owned subsidiaries.  Until December 2007, CMP owned 100% of Compass Minerals Group, Inc. (“CMG”), a holding company through which CMP owned its operating subsidiaries.  Through December 2007, CMG was also the party to the Company’s senior secured credit agreement.  In December 2007, CMG was merged with and into Compass Minerals International, Inc.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates:
 The preparation of financial statements in conformity with generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of Consolidation:
The Company’s consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany balances and transactions have been eliminated.

c. Reclassifications:
Certain prior year amounts have been reclassified to conform to the current year presentation.

d. Discontinued Operations:
On December 30, 2005, Compass sold its evaporated salt business in the U.K.  Accordingly, the results of operations from this business were reclassified to discontinued operations in the Consolidated Statements of Operations and related notes for the year ended December 31, 2005. Interest from the portion of debt carried to support the operations of the Company was allocated to discontinued operations based on its proportionate amount of net assets available to service that debt. See Note 13 for further discussion.

e. Foreign Currency Translation
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the average rates of exchange for the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income. Aggregate exchange gains (losses) from transactions denominated in a currency other than the CMP’s functional currency included in other expense for the years ended December 31, 2007, 2006 and 2005, were $0.1 million, $2.3 million and ($6.1) million, respectively.

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

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

i. Inventories:
 Inventories are stated at the lower of cost or market. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of our mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt, potassium chloride, magnesium chloride and specialty fertilizer products readily available for sale. All costs associated with the production of finished goods at our producing locations are captured as inventory costs. Additionally, since our products are often stored at third-party warehousing locations, we include in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

j. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals which improve or extend the life of existing property are capitalized.  Maintenance and repairs are expensed as incurred.  Upon retirement or disposition of an asset, any resulting gain or loss is included in operations.
Property, plant and equipment also includes mineral interests.  The Company leases probable mineral reserves at several of its extraction facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 89 years as of December 31, 2007.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 54 years as of December 31, 2007.
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
The Company’s other fixed assets are amortized on a straight-line basis over their respective lives.  The following table summarizes the estimated useful lives of our property, plant and equipment:

Years
Land improvements	10 to 20
Buildings and structures	20 to 40
Leasehold and building improvements	10 to 20
Machinery and equipment – vehicles	3 to 10
Machinery and equipment – other mining and production	10 to 15
Office furniture and equipment	3 to 10
Mineral interests	20 to 99

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

k. Intangible Assets:
The Company follows the accounting rules for intangible assets as set forth in SFAS No. 142. Under these rules, intangible assets deemed to have finite lives are amortized over their estimated useful lives which, for CMP, range from 3 to 25 years.  The Company reviews its intangible assets for impairment when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.

l. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $9.5 million and $11.0 million as of December 31, 2007 and 2006 net of accumulated amortization of $3.3 million and $3.5 million as of December 31, 2007 and 2006, respectively. Deferred

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.
Certain inventories of spare parts and related inventory of approximately $6.4 million and $8.6 million at December 31, 2007 and 2006, respectively, which will be utilized with respect to long-lived assets, have been classified in the Consolidated Balance Sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 7.  As of December 31, 2007 and 2006, investments representing amounts deferred by employees and Company contributions totaling $4.9 million and $5.3 million, respectively, were included in other noncurrent assets on the Consolidated Balance Sheets.

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
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which requires uncertain tax positions to be recognized only if they are “more-likely-than-not” to be upheld based on their technical merits, with measurement based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement.  The adoption of this interpretation had no effect on the Company’s results of operations or financial condition. Any penalties and interest that are accrued on the Company’s uncertain tax positions are included as a component of income tax expense.
We recognize potential liabilities in accordance with FIN 48 for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
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

n. Environmental Costs:
 Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $2.1 million as of December 31, 2007 and 2006.

o. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of CMP, whereby stock options and restricted stock units are available for grant to employees of, consultants to, or directors of CMP. Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) – “Share-Based Payment” to account for its equity compensation awards using the modified prospective transition method.  Because the Company had previously recognized compensation expense for the fair value of its stock-based compensation in accordance with SFAS 123, the adoption of SFAS 123(R) had no impact on the amount of compensation expense recognized in the Consolidated Statements of Operations.  However, beginning in 2006, the tax benefits realized upon the exercise of stock options in excess of amounts accrued for book purposes have been included as a financing activity in the Consolidated Statements of Cash Flows whereas the excess benefits were included in operating activities in prior years.   See Note 11 for additional discussion.

p. Earnings per Share:
Basic earnings per share is computed by dividing net earnings by the weighted-average number of outstanding common shares during the period including participating securities with distribution rights equal to common stockholders. Diluted earnings per share reflects the potential dilution that could occur under the treasury stock method of calculating the weighted-average number of outstanding common shares (i.e. assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock).

q. Derivatives:
The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations. The Company hedges its risk of changes in natural gas prices through the use of derivative agreements. The Company also uses interest rate swap agreements to hedge the variability of a portion of its future interest payments on its variable rate debt. All of these derivative instruments held by the Company as of December 31, 2007 and 2006 qualify as cash flow hedges and accordingly, the change in fair value of the swaps, net of applicable taxes, is recorded to other comprehensive income until the underlying transaction affects earnings.

r. Business Acquisitions:
Prior to November 1, 2006, the Company owned 50% of Minosus, a records management and inert waste disposal business located in the U.K.  Effective November 1, 2006, Compass acquired 100% of the records management business (“DeepStore”), consisting primarily of property and equipment with an estimated fair value of $7.3 million and a net working capital liability of $0.3 million, in exchange for its ownership interest in Minosus, which had a carrying value of approximately $7.0 million.   The results of operations for DeepStore have been included in the Consolidated Statements of Operations since the date of acquisition.
In January 2007, through DeepStore, we acquired all of the outstanding common stock of London-based Interactive Records Management Limited (IRM) for approximately $7.6 million in cash with a contingent purchase price adjustment providing up to approximately $2.0 million of additional consideration over two years.  As of December 31, 2007, $0.2 million was accrued to be paid in 2008 related to the contingency agreement.  The net assets acquired consist of assets valued at $9.4 million, net of liabilities assumed of $1.6 million.

s. Concentration of Credit Risk:
The Company sells its salt products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern United States, and throughout Canada and the United Kingdom.  Its magnesium chloride products are sold primarily to governmental agencies and retailers in the Midwestern United States and Canada.  The Company’s specialty fertilizer products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2007, or more than 10% of accounts receivable at December 31, 2007 or 2006.

t. Recent Accounting Pronouncements:
During 2006 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157 – “Fair Value Measurements” during 2006.  This statement defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  It provides a frame-work for measuring fair value and requires additional disclosures about fair-value measurements.  This statement applies only to fair-value measurements already required or permitted by other statements; it does not impose additional fair value measurements.  This statement is effective for fair value measurements beginning in fiscal years beginning after November 15, 2007.  Currently, management does not expect this statement to have a material impact on our financial condition or results of operations.
Also during 2006, the FASB issued SFAS No. 158 – “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)” (SFAS 158).  This statement requires postretirement benefit plan sponsors to recognize the funded status of their benefit plans on their balance sheets, measure the fair value of the plan assets and benefit obligations as of the year-end balance sheet date and provide additional disclosures.  The Company adopted the recognition and disclosure requirements in 2006 and, in accordance with SFAS 158, we will adopt the change in measurement date provision for 2008.  Based on an allocation of projected thirteen-month net periodic pension cost to December 2007 and the twelve months ending December 31, 2008, the Company determined the cumulative effect of a change in accounting due the change in measurement date is not material.
During the first quarter of 2007, the FASB issued FASB Statement No. 159 – “The Fair Value Option for Financial Assets and Financial Liabilities.”  This statement allows entities to choose, at specified dates, to measure many financial instruments and certain other items at fair value if fair value measurement was not already required by other guidance.  Subsequent changes in fair value would be recognized in earnings.  Additionally, this statement establishes presentation and disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.   This statement is effective at the beginning of fiscal years beginning after November 15, 2007.  Management currently does not expect this statement to have a material impact on our financial condition or results of operations.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
Under the Company’s 2005 Incentive Award Plan, the stock options and restricted stock units awarded to employees entitle the participants to receive non-forfeitable dividends.  The Company currently recognizes the tax benefits from these payments as a reduction to its income tax expense (approximately $0.2 million during the year ended December 31, 2007).  Management believes the application of this consensus in 2008 will not have a material affect on the Company’s financial condition or results of operations.

3.	INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2007	2006
Finished goods	$105.1	$129.9
Raw materials and supplies	23.3	16.2
Total inventories	$128.4	$146.1

4.	PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):
	2007	2006
Land and Buildings	$197.7	$183.9
Machinery and equipment	407.2	383.3
Office furniture and equipment	19.3	15.1
Mineral interests	181.0	180.7
Construction in progress	21.6	20.0
	826.8	783.0
Less accumulated depreciation and depletion	(430.0)	(408.4)
Property, plant and equipment, net	$396.8	$374.6

5.	INTANGIBLE ASSETS

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships acquired in connection with the 2007 purchase of IRM.  The SOP production rights and customer relationships are being amortized over 25 years and 7 years, respectively.  The weighted average amortization period for all intangibles is approximately 23 years.  None of the intangible assets has a residual value.  Aggregate amortization expense during each of the last three years was approximately $1.1 million and is projected to range from approximately $1.1 million to $1.3 million per year over the next five years.  The intangible asset value and accumulated amortization as of December 31, 2007 are as follows (in millions):

	SOP Production Rights	Customer Relationships	Total
Intangible assets	$24.3	$2.3	$26.6
Accumulated amortization	(4.0)	(0.4)	(4.4)
Intangible assets, net	$20.3	$1.9	$22.2

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

As of December 31, 2006, intangible assets included SOP production rights and a related customer list valued at $24.3 million and $0.5 million, respectively, with accumulated amortization of $3.0 million and $0.3 million, respectively.

6.	INCOME TAXES

The Company files U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels.  The Company’s U.S. federal tax returns for tax years 2004 forward remain open and subject to examination.  Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

The following table summarizes the Company’s income tax provision related to earnings from continuing operations for the years ended December 31 (in millions):

	2007	2006	2005
Current:
Federal	$(6.5)	$22.2	$19.5
State	-	1.3	2.1
Foreign	6.9	14.5	9.3
Total current	0.4	38.0	30.9
Deferred:
Federal	5.3	(19.5)	(11.4)
State	1.0	(1.6)	(1.0)
Foreign	(6.6)	(2.1)	(2.7)
Total deferred	(0.3)	(23.2)	(15.1)
Total provision for income taxes	$0.1	$14.8	$15.8

The Company’s 2007 tax provision includes tax benefits totaling approximately $18.1 million related to items unique to 2007.  In 2007, the Company entered into a program with a taxing authority to begin the process of resolving an uncertain tax position.  Communications with the taxing authority have caused the Company to change its assessment of the measurement of uncertain tax positions resulting in the reversal of tax reserves.  The Company also released reserves following the closure of certain tax examination years.  The Company’s 2007 provision also includes benefits totaling $1.0 million to reduce net deferred tax liabilities for the effects of income tax rate reductions in certain jurisdictions.
The Company’s tax provision related to 2005 also includes approximately $3.6 million of tax items unique to that year.  During 2005, the U.S. Internal Revenue Service and Canada Revenue Agency developed a framework to minimize the inconsistent treatment of tax matters involving the two taxing authorities. That event prompted management to change certain tax estimates and reverse previously recorded income tax reserves of $5.9 million related to matters previously determined to have an uncertain outcome.  Also in 2005, the Company repatriated funds from its U.K. subsidiary through a one-time repayment to a U.S. subsidiary of a portion of a pound-sterling-denominated loan. The repayment resulted in a foreign exchange gain for tax purposes only, which is taxable in the U.S. and for which the Company recorded a $5.4 million charge to income tax expense. The previously unrealized foreign exchange gain was recorded as a component of accumulated other comprehensive income in stockholders’ equity in previous periods and has not been recorded in the consolidated statements of operations.  Finally, during 2005 the Company accrued taxes payable of $4.1 million for previously undistributed foreign income that was repatriated pursuant to the American Jobs Creation Act of 2004 as discussed below.

The following table summarizes components of income from continuing operations before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

	2007	2006	2005
Domestic income	$50.8	$45.5	$0.5
Foreign income	29.3	24.3	42.1
Income from continuing operations before tax	80.1	69.8	42.6
Computed tax at the federal statutory rate of 35%	28.0	24.4	14.9
Foreign income, mining, and withholding taxes, net of U.S.
federal deduction	3.5	3.9	1.7
Percentage depletion in excess of basis	(7.2)	(6.9)	(6.2)
Release of previously established foreign tax reserves	(13.0)	-	(5.9)
Domestic tax reserves, net of reversals	(4.9)	4.1	4.2
Foreign currency exchange gain	-	-	5.4
Repatriation of foreign earnings	-	-	4.1
State income taxes, net of federal income tax benefit	0.5	0.1	0.3
Change in valuation allowance on deferred tax assets	0.2	(7.5)	(2.2)
Interest expense recognition differences	(4.5)	(2.9)	0.5
Other	(2.5)	(0.4)	(1.0)
Provision for income taxes	$0.1	$14.8	$15.8
Effective tax rate	0%	21%	37%

Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax law, of temporary differences between the values of assets and liabilities recorded for financial reporting and tax purposes, and of net operating losses and other carry-forwards. The significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in millions):

	2007	2006
Current deferred tax assets:
Net operating loss carryforwards	$2.7	$-
Inventory reserve	-	2.0
Accrued expenses	1.9	2.1
Other, net	6.7	4.4
Current deferred tax assets	$11.3	$8.5
Non-current deferred taxes:
Property, plant and equipment	$71.8	$77.0
Total deferred tax liabilities	71.8	77.0
Deferred tax assets:
Net operating loss carryforwards	16.9	16.5
Alternative minimum tax credit carryforwards	19.9	15.3
Interest on discount notes	23.9	30.7
Other, net	3.1	6.3
Subtotal	63.8	68.8
Valuation allowance	(4.6)	(2.9)
Total non-current deferred tax assets	59.2	65.9
Net non-current deferred tax liabilities	$12.6	$11.1

At December 31, 2007, the Company had federal net operating loss (“NOL”) carry-forwards of approximately $46.5 million which expire at various dates through 2028. Ownership changes, as defined in Internal Revenue Code Section 382, limit the amount of U.S. NOLs that can be utilized annually to offset future taxable income and reduce the tax liability.  The Company has previously incurred three ownership changes which has placed annual limitations on the amount of utilization of each U.S. NOL. The Company also has tax-affected state and provincial NOL carry-forwards of approximately $4.6 million which will expire in various years through 2028, and, in connection with its 2007 acquisition of IRM, the Company acquired approximately $5.3 million of foreign NOL carryforwards with no expiration date.  The Company also has a U.S. federal alternative minimum tax

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

credit carry-forward at December 31, 2007 of approximately $19.9 million. This credit carry-forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to net operating loss carryforwards that it does not believe will, more likely than not, be realized. As of December 31, 2007 and 2006, the Company’s valuation allowance was $4.6 million and $2.9 million, respectively. The $1.7 million increase in the valuation allowance in 2007 was primarily due to management’s assessment that the Company will not be able to realize the foreign NOL carry-forwards received in connection with its acquisition of IRM. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company recognizes potential liabilities for unrecognized tax benefits in the U.S. and other tax jurisdictions in accordance with FIN 48, which requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits.  The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  Management expects approximately $2.3 million of uncertain tax positions will be resolved during the next twelve months.  The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions).

2007
Unrecognized tax benefits:
Balance at January 1	$36.4
Additions resulting from current year tax positions	2.4
Additions relating to tax positions taken in prior years	3.2
Reductions due to cash payments	(4.0)
Reductions relating to tax positions taken in prior years	(5.8)
Reductions due to expiration of tax years	(6.5)
Balance at December 31	$25.7

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision.   During the years ended December 31, 2007, 2006 and 2005, the Company accrued interest and penalties, net of reversals, of $(4.8) million, $2.7 million and $2.4 million, respectively.  As of December 31, 2007 and 2006, accrued interest and penalties included in the Consolidated Balance Sheets totaled $4.7 million and $9.5 million, respectively.

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
Excluding the Jobs Act repatriation, the Company estimates that its remaining indefinitely reinvested earnings for which no U.S. federal tax liability has been recognized is approximately $100.0 million at December 31, 2007.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

7.	PENSION PLANS AND OTHER BENEFITS

The Company has a defined benefit pension plan for certain of its U.K. employees. Benefits of this plan are based on a combination of years of service and compensation levels.  This plan was closed to new participants in 1992.  Through May 31, 2007, the Company also had a defined benefit pension plan available to a limited number of its U.S. employees.  The U.S. plan was not material in relation to the U.K. plan.  Effective May 31, 2007, the Company terminated the U.S. plan and by December 31, 2007 this U.S. plan was substantially settled.

The Company’s investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities. Policy requires that equity securities comprise approximately 75% of the total portfolio, and that approximately 25% be invested in debt securities. The weighted-average asset allocations by asset category are as follows (in millions):

	Plan Assets at December 31,
Asset Category	2007	2006
Cash and cash equivalents	5%	7%
Equity Securities	70	69
Debt Securities	25	24
Total	100%	100%

The Company adopted the recognition and disclosure provisions of SFAS 158 for its 2006 annual pension valuation and disclosure.  Accordingly, the Company recorded the funded status of its plans (the difference between the projected benefit obligations and the fair value of the plan’s assets) on the Consolidated Balance Sheet as of December 31, 2006 with a corresponding adjustment to accumulated other comprehensive income of $6.1 million, or $4.3 million net of tax.  There was no effect on the Company’s Consolidated Statement of Operations or on prior year statements.  The adjustment to other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from initial adoption of SFAS 87, all of which were previously netted against the plans’ funded status under SFAS 87.  These amounts are amortized to net periodic pension cost in future years.  Future actuarial gains and losses will be recognized as a component of other comprehensive income in the years in which they arise and will subsequently be amortized to net periodic pension costs.

Amounts recognized in accumulated other comprehensive income, net of tax, consist of the following (in millions):

	December 31,
	2007	2006
Actuarial net loss	$5.2	$9.5
Prior service cost	-	0.2
Transition liability	-	0.1
Accumulated other comprehensive income	$5.2	$9.7

The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2007	2006	2005
Discount rate	5.80%	5.00%	5.25%
Expected return on plan assets	7.00	6.60	6.70
Rate of compensation increase	3.30	2.75	2.75

    The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.  The Company determines its discount rate based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan.
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.    Contributions in 2006 included a special contribution of approximately $4.0 million to fund the portion of the U.K. plan for benefits earned and expected to be paid to the former employees of the evaporated salt business that was sold in December 2005.  Management expects total contributions during 2008 will be approximately $1.4 million, unless a supplemental funding is

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

assessed as discussed below.
The pension plan includes a provision whereby supplemental benefits may be available to participants under certain circumstances after case review and approval by the plan trustees.  Because instances of this type of benefit have historically been infrequent, the development of the projected benefit obligation and net periodic pension cost has not provided for any future supplemental benefits.  If additional benefits are approved by the trustees, it is likely that an additional contribution would be required and the amount of incremental benefits would be expensed by the Company.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Calendar Year	Future Expected Benefit Payments
2008	$2.3
2009	2.4
2010	2.4
2011	2.5
2012	2.6
2013 – 2017	14.4

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans, based on a November 30 measurement date, as of December 31 (in millions):

	2007	2006
Change in benefit obligation:
Benefit obligation as of January 1	$86.4	$70.9
Service cost	0.8	0.9
Interest cost	4.3	3.8
Termination benefits	0.6	—
Actuarial (gain) or loss	(6.0)	4.2
Benefits paid	(7.0)	(3.4)
Currency fluctuation adjustment	1.2	9.8
Other	0.2	0.2
Benefit obligation as of December 31	80.5	86.4
Change in plan assets:
Fair value as of January 1	74.9	58.2
Actual return	4.6	6.1
Company contributions	1.4	5.5
Currency fluctuation adjustment	0.9	8.3
Benefits paid	(7.0)	(3.4)
Other	0.2	0.2
Fair value as of December 31	75.0	74.9
Funded status of the plans	$(5.5)	$(11.5)

The accumulated benefit obligation for the defined benefit pension plan was $77.7 million and $80.5 million as of December 31, 2007 and 2006, respectively. The accumulated benefit obligation is in excess of the plan’s assets.  The components of net pension expense were as follows for the years ended December 31 (in millions):

	2007	2006	2005
Service cost for benefits earned during the year	$0.8	$0.9	$1.3
Interest cost on projected benefit obligation	4.3	3.8	3.6
Termination benefits	0.6	-	-
Return on plan assets	(4.9)	(4.4)	(3.5)
Net amortization	0.5	0.3	0.7
Other	0.1	-	0.1
Net pension expense	$1.4	$0.6	$2.2

The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance.  Expense attributable to all Savings Plans was $5.9

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

million, $5.6 million and $5.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The Savings Plans include a non-qualified plan for certain of its executive officers and key employees who are limited in their ability to participate in qualified plans due to existing regulations.  These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions based on a percentage of their deferred salary, profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications.  Although not required to do so, the Company actually invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications.  As of December 31, 2007 and 2006, investments totaling $4.9 million and $5.3 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities on the Consolidated Balance Sheets.  Compensation expense recorded for this plan totaled $0.7 million, $1.1 million and $0.5 million for the years ended December 31, 2007, 2006 and 2005, respectively, including amounts attributable to investment income of $0.3 million, $0.5 million and $0.2 million, respectively, which is included in Other (income) expense, net on the Consolidated Statements of Operations.

8.	LONG TERM DEBT

During 2005, the Company entered into a $475 million senior secured credit agreement (“Credit Agreement”) with a syndicate of financial institutions, amending and restating previously existing credit facilities. The Credit Agreement included a $350 million term loan (“Term Loan”) and a $125 million revolving credit facility (“Revolving Credit Facility” or “Revolver”).  During 2007, the Company amended the Credit Agreement and borrowed an additional $127.0 million under an incremental term loan (“Incremental Term Loan”).  Fees paid for the amendment and incremental borrowing of $1.6 million were deferred and will be amortized to interest expense through the loan’s maturity date.
The Term Loan and Incremental Term Loan are due in quarterly installments of principal and interest and mature in December 2012. The scheduled principal payments total $4.1 million annually but the loans may be prepaid proportionately at any time without penalty. The Revolving Credit Facility matures in December 2010. Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolver includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2007, after deducting outstanding letters of credit totaling $10.0 million, the Company’s borrowing availability was $80.9 million.  The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio.  Bank fees are not material.
Interest on the Credit Agreement is variable, based on either the Eurodollar Rate (LIBOR) or a Base Rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin which is dependent on upon the Company’s leverage ratio. As of December 31, 2007, the weighted average interest rate on all borrowings outstanding under the Credit Agreement was 6.85%.
The Company has interest rate swap agreements to effectively fix the interest rate on a combined $250 million of its Term Loan and Incremental Term Loan at a weighted average rate of 6.4%. These swaps are discussed further in Note 9.
In October 2007, the Company used the proceeds of its Incremental Term Loan and completed a tender offer to redeem $120.0 million face amount of its 12¾% Senior Discount Notes due 2012 with an accreted value of $118.0 million for $126.9 million, including a consent payment.  In December 2007, the Company called the remaining $3.5 million of these notes for $3.7 million.  The $9.4 million premium paid for these redemptions and the write-off of $1.6 million of remaining unamortized deferred financing fees is included in Other (income) expense, net in the Consolidated Statements of Operations for 2007.
In December 2005, the Company completed a tender offer and redeemed $323.0 million of its 10% Senior Subordinated Notes (“Senior Subordinated Notes”) due 2011, incurring a tender premium and related fees totaling $26.5 million. Additionally, the Company expensed $6.7 million of deferred financing fees, net of the unamortized issuance premium, associated with these notes and the old credit facility. The $33.2 million of loss on early extinguishment of debt is classified in Other (income) expense, net in the Consolidated Statements of Operations for the year ended December 31, 2005. The remaining $2.0 million of Senior Subordinated Notes were called in August 2006 at a total cost of $2.1 million, including a tender premium of $0.1 million.
The Company’s senior subordinated discount notes due 2013 (“Subordinated Discount Notes”) accrete non-cash interest at an annual rate of 12% through June 1, 2008, thereby increasing the aggregate principal balance of the notes to $179.6 million by June 1, 2008.  Cash interest will accrue on the Subordinated Discount Notes at a rate of 12% per annum, beginning June 1, 2008 through maturity. As of December 31, 2007, the book value of the Subordinated Discount Notes was $171.4 million.
The Credit Agreement and the indenture governing the Subordinated Discount Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies.  The Credit Agreement is secured by all existing and future assets of the Company’s subsidiaries. Additionally, it requires the Company to maintain certain financial ratios including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2007, the Company was in compliance with each of its covenants.
The notes in the table below are listed in order of subordination with all notes subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

	2007	2006
12 3/4% Senior Discount Notes due 2012	$-	$109.9
12% Subordinated Discount Notes due 2013	171.4	152.6
Term Loan due 2012	274.6	306.7
Incremental Term Loan due 2012	126.7	-
Revolving Credit Facility due 2010	34.1	16.3
	606.8	585.5
Less current portion	(4.1)	(3.1)
Long-term debt	$602.7	$582.4

Future maturities of long-term debt, including the aggregate principal amount at maturity for the Subordinated Discount Notes of $179.6 million, for the years ending December 31, are as follows (in millions):

Debt Maturity
2008	$4.1
2009	4.1
2010	38.2
2011	4.1
2012	384.9
Thereafter	179.6
Total	$615.0

9.	DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

Natural gas is used at several of the Company’s evaporated salt production facilities.  The Company enters into natural gas swap agreements to hedge its risk of natural gas commodity price changes. The Company also has interest rate swap agreements to hedge its risk of changing interest rates relative to its variable rate debt under the Credit Agreement. All derivative instruments held by the Company as of December 31, 2007 and 2006 qualified as cash flow hedges and any ineffectiveness related to these hedges was not material for any of the years presented. The Company does not engage in trading activities with these financial instruments.
As of December 31, 2007, the Company had natural gas swap agreements outstanding to hedge a portion of its natural gas purchase requirements through December 2010. As of December 31, 2007 and 2006, the Company had agreements in place to hedge natural gas purchases of 2.7 and 3.6 million British thermal units, respectively. Unrealized losses related to these contracts totaled $1.0 million and $5.6 million for each respective year. The derivative liabilities are included in other current liabilities on the Consolidated Balance Sheets with the corresponding unrealized loss included in other comprehensive income, net of tax. During 2007, 2006 and 2005, $(5.6) million, $(4.7) million and $3.9 million, respectively, of (losses) or gains were recognized through cost of sales related to natural gas and basis swap agreements.  As of December 31, 2007, approximately $1.1 million of unrealized losses relate to contracts scheduled to settle during 2008.
To hedge the variability of future interest payments on Credit Agreement borrowings (discussed in Note 8), the Company has interest rate swap agreements to effectively fix the LIBOR-based portion of its interest rate on $250 million of debt at 4.81%. The notional amount of the swap decreases by $50 million in March 2008 and 2009, $100 million in March 2010, with the final $50 million declining in March 2011. As of December 31, 2007 and 2006, a derivative asset (liability) of  $(4.2) million and $0.9 million, respectively, was included in other current assets or accrued expenses on the Consolidated Balance Sheets with the corresponding unrealized gain or loss included in other comprehensive income, net of tax.  During the years ended December 31, 2007 and 2006, the Company recognized net gains from these swaps totaling $1.0 million and $0.6 million as a reduction to interest expense.  As of December 31, 2007, approximately $1.6 million of unrealized losses relate to interest payments scheduled to occur during 2008.
Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to the liquid and short-term nature of the instruments. The Company’s investments related to its nonqualified retirement plan of $4.9 million and $5.3 million as of December 31, 2007 and 2007 are stated at fair value based on quoted market prices.  As of December 31, 2007, the estimated fair value of the fixed-rate notes payable, based on available trading information, totaled $183.2 million compared with the aggregate principal amount at maturity of $179.6 million. The fair value at December 31, 2007 of amounts outstanding under the Credit Agreement approximated carrying value. The fair values of our interest rate swap and natural gas contracts are based on forward yield curves and rates for notional amounts maturing in each respective time-frame.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. We have completed the investigation of the soils and groundwater at the Kenosha site and remitted the findings to DATCP. DATCP has reviewed those findings and deferred our liability exemption request to the Wisconsin Department of Natural Resource (“DNR”). We expect the DNR to make a determination in 2008.  If required, we would conduct all phases of any investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which would provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We would expect to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site if we do not receive the liability exemption and are required to conduct further investigation or remedial actions.
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
Approximately 33% of our U.S. workforce and 70% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, two will expire in 2008, four will expire in 2009 and three will expire in 2010. Additionally, approximately 10% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2007 are as follows (in millions):

Operating
Leases
2008	$8.8
2009	6.6
2010	5.1
2011	3.5
2012	2.9
Thereafter	24.6
Total	$51.5

Rental expense, net of sublease income, was $10.0 million for the year ended December 31, 2007 and $9.3 million for 2006 and 2005, respectively.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company.  Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  Royalty expense related to these leases was $7.5 million, $6.4 million and $6.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2007, the Company has had no material penalties related to these sales contracts.  At December 31,

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

2007, the Company had approximately $24.7 million of outstanding performance bonds.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts, extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company’s future minimum long-term purchase commitments are approximately $0.3 million annually through 2012 and approximately $0.2 million in total, thereafter.

Purchase Agreement: As of December 31, 2007, the Company had approximately $1.8 million of deferred gain remaining from an amendment to an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility in Tennessee. During 2002 the Company received a one-time cash payment of $8.0 million related to the amendment. The gain is being amortized ratably through December 2010, as certain conditions are met by the Company and supplier. During 2007, 2006 and 2005, the Company recorded a reduction to cost of sales of approximately $0.9 million each year as the ratable portions of the gain were realized. If the Company were to elect to resume purchasing salt from the supplier’s facility, the Company would repay a ratable portion of the cash received.

11.	STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $1.28 per share in 2007 and intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 8) and other factors its board of directors deems relevant.
Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the average of the high and low stock price on the dividend payment date.  Accumulated deferred units are distributed in the form of Company common stock following resignation from the Board.  During the years ended December 31, 2007, 2006 and 2005, members of the board were credited with 16,573, 18,518 and 14,769 deferred stock units, respectively.  During those same years, 4,076, 2,820 and 151 shares of common stock respectively, were issued from treasury shares to retiring directors.

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
In 2005, Compass adopted a new equity compensation plan (“2005 Plan”) for executive officers, other key employees and directors allowing grants of equity instruments, including restricted stock units (“RSUs”) and stock options, with respect to 3,240,000 shares of CMP common stock.  The right to make awards expires in 2015. The grants occur following formal approval by the board of directors or on the date of hire if granted to a new employee, with the amount and terms communicated to employees shortly thereafter.  The Company does not back-date awards.  The exercise price of options is equal to the closing stock price on the day of grant.
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

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

The following is a summary of CMP’s stock option and RSU activity and related information for the following periods:

	Number	Weighted-average	Number	Weighted-average
	of options	exercise price	of RSUs	fair value
Outstanding at December 31, 2004	1,651,815	$3.54	-	$-
Granted	57,900	23.47	14,000	23.47
Exercised (a)	(936,938)	1.52	-	-
Cancelled/Expired	(14,876)	1.40	-	-
Outstanding at December 31, 2005	757,901	7.60	14,000	23.47
Granted	248,800	26.08	58,900	26.11
Exercised (a)	(259,979)	1.44	-	-
Cancelled/Expired	(540)	5.17	-	-
Outstanding at December 31, 2006	746,182	15.91	72,900	25.60
Granted	146,475	33.58	48,625	33.58
Exercised (a)	(240,616)	1.65	-	-
Cancelled/Expired	-	-	-	-
Outstanding at December 31, 2007	652,041	$25.15	121,525	$28.80

(a) Common stock issued for exercised options were all issued from treasury stock.

The Company expenses the fair value of its options over the vesting period using the straight line method.  To estimate the fair value of options on the day of grant, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. CMP’s historical stock price is used to estimate expected volatility.  The weighted average assumptions and fair values for options granted for each of the years ended December 31 is included in the following table.

	2007	2006	2005
Fair value of options granted	$10.72	$8.51	$7.73
Expected term (years)	5.3	5.5	5.5
Expected volatility	24.3%	24.2%	24.5%
Dividend yield(a)	0.0%	0.0%	0.0%
Risk-free interest rates	4.5%	4.6%	4.4%

 (a) The assumed yield reflects the non-forfeiting dividend feature for awards under the 2005 Plan.

The following table summarizes information about options outstanding and exercisable at December 31, 2007.  As of December 31, 2006, there were 746,182 options outstanding of which 419,544 were exercisable.

	Options Outstanding			Options Exercisable
		Weighted average	Weighted average		Weighted average	Weighted average
		remaining	exercise price		remaining	exercise price
Range of	Options	contractual life	of options	Options	contractual life	of exercisable
exercise prices	outstanding	(years)	outstanding	exercisable	(years)	options
$1.40 - $5.17	33,999	2.5	$2.36	33,999	2.5	$2.36
$16.66	37,367	4.4	16.66	37,367	4.4	16.66
$23.00 - $28.31	434,200	5.1	24.82	226,150	5.0	23.98
$33.44 - $36.00	146,475	6.2	33.58	-	-	-
Totals	652,041	5.2	$25.15	297,516	4.6	$20.59

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

    During the years ended December 31, 2007, 2006 and 2005, the Company recorded compensation expense of $2.0 million, $1.2 million and $0.2 million, respectively, related to its stock-based compensation awards that are expected to vest.  No amounts have been capitalized.  As of December 31, 2007, unrecorded compensation cost related to non-vested awards of $4.4 million is expected to be recognized from 2008 through 2011, with a weighted average period of 1.2 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2007 totaled approximately $8.0 million.  The Company did not recognize approximately $1.1 million of excess tax benefits related to the exercise of these options because management believes the Company will incur a net operating loss (NOL) for tax purposes and consequently, the amount of cash paid for income taxes will not be reduced by these deductions. When this NOL is utilized in future periods, the Company will recognize these benefits.  As of December 31, 2007, the intrinsic value of options outstanding aggregated approximately $10.3 million, of which 297,516 options with an intrinsic value of $6.1 million were exercisable.  The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2007.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of related taxes, are summarized as follows (in millions):

December 31,	2007	2006	2005
Unrealized net pension costs	$(5.2)	$(9.6)	$(3.3)
Unrealized loss on cash flow hedges	(3.2)	(3.0)	2.2
Cumulative foreign currency translation adjustments	61.9	48.4	42.8
Accumulated other comprehensive income	$53.5	$35.8	$41.7

See Note 9 for a discussion of the Company’s cash flow hedges and Note 7 for a discussion of the Company’s defined benefit pension plans.

12.	OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: salt and specialty fertilizer. The salt segment produces salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, pool salt and agricultural and industrial applications.  We also purchase potassium chloride to sell as a finished product.  Sulfate of potash crop nutrients and industrial grade SOP are produced and marketed through the specialty fertilizer segment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on operating earnings of the respective segments.
As discussed in Note 2, prior to November 1, 2006, the Company owned 50% of a document storage and inert waste disposal business in the U.K. known as Minosus.  Effective November 1, 2006, the Company acquired 100% of the document storage business (“DeepStore”) in exchange for its 50% ownership interest in Minosus, which continues to operate an inert waste disposal business.  DeepStore conducts document storage and retrieval services utilizing certain excavated portions of our salt mine in Winsford, Cheshire.  The DeepStore business was valued at approximately $7.0 million.  In January 2007, DeepStore acquired all of the outstanding common stock of London-based Interactive Records Management Limited (IRM) for approximately $7.6 million in cash.  DeepStore’s assets and results of operations appear in “Corporate and Other” in the tables below.
During 2006, the Company recognized $5.1 million of proceeds from a business interruption insurance recovery.  The business interruption claim was due to a temporary production interruption at the Goderich mine in late 2004 that resulted in reduced sales during the first quarter of 2005.  The proceeds were recorded as a reduction to product costs of the salt segment.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Segment information as of and for the years ended December 31, is as follows (in millions):

		Specialty	Corporate
2007	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$710.7	$136.1	$10.5	$857.3
Intersegment sales	0.4	15.4	(15.8)	-
Shipping and handling cost	232.9	20.0	-	252.9
Operating earnings (loss)	138.7	35.6	(30.0)	144.3
Depreciation, depletion and amortization	29.6	9.5	0.9	40.0
Total assets	600.5	152.2	67.3	820.0
Capital expenditures	33.7	9.9	4.4	48.0

		Specialty	Corporate
2006	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$549.6	$110.3	$0.8	$660.7
Intersegment sales	-	13.1	(13.1)	-
Shipping and handling cost	179.2	15.4	-	194.6
Operating earnings (loss)	114.4	30.5	(25.5)	119.4
Depreciation, depletion and amortization	31.5	8.9	0.1	40.5
Total assets	512.3	145.2	58.0	715.5
Capital expenditures	24.1	11.4	0.9	36.4

		Specialty	Corporate
2005	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$639.6	$102.7	$-	$742.3
Intersegment sales	-	11.0	(11.0)	-
Shipping and handling cost	204.7	14.8	-	219.5
Operating earnings (loss)	138.0	30.2	(25.3)	142.9
Depreciation, depletion and amortization (b)	35.2	8.4	-	43.6
Total assets	585.9	134.4	30.0	750.3
Capital expenditures (c)	22.7	9.1	-	31.8

(a)
Other includes corporate entities, DeepStore and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan and other assets not allocated to the operating segments.

(b)	Includes $3.6 million of expense related to discontinued operations for 2005 in the salt segment as discussed in Note 13.
(c)	Includes $1.1 million of expenditures associated with discontinued operations for 2005 in the salt segment as discussed in Note 13.

    Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2007	2006	2005
United States	$616.7	$470.9	$521.0
Canada	193.4	149.0	168.0
United Kingdom	42.4	40.8	53.3
Other	4.8	-	-
Total sales	$857.3	$660.7	$742.3

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long-Lived Assets	2007	2006
United States	$246.0	$243.3
Canada	140.8	123.9
United Kingdom	62.6	50.0
Total long-lived assets	$449.4	$417.2

13.	DISCONTINUED OPERATIONS

On December 30, 2005, the Company sold its Weston Point, England evaporated salt business to INEOS Enterprises for approximately $36.2 million in cash which resulted in a pre-tax gain of approximately $4.6 million. The agreement includes customary representations, warranties, covenants and indemnification provisions (in the case of most warranties, subject to a combined limit of £3 million, or approximately $5.2 million). No amounts have been accrued or paid for such warranties. This business had been part of the salt segment with historical operating results as follows (in millions):

Year ended December 31,	2005
Sales	$52.5
Pretax earnings(1)	4.9
Income tax expense(2)	(0.8)
Net earnings from discontinued operations	4.1

(1) Pretax earnings in 2005 include the pretax gain of $4.6 million from the sale of the business.
(2)  Income tax expense in 2005 includes tax expense of $0.9 million from the gain on the sale of the business.

Debt is maintained at the corporate level to support the operating businesses; therefore a portion of the interest expense incurred on that debt was allocated to discontinued operations based on its proportion of net assets available to service that debt.  Interest of $2.4 million was allocated to discontinued operations for the year ended December 31, 2005.

14.	EARNINGS PER SHARE

As discussed in Note 11, as of December 31, 2007, the Company has 450,675 stock options and 121,525 restricted stock units outstanding which are entitled to receive non-forfeitable dividends.  Because these securities have dividend and/or distribution rights equal to those of our common stockholders, the securities have been included in the calculation of basic earnings per share.
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

Year ended December 31,	2007	2006	2005
Numerator:
Net earnings from continuing operations	$80.0	$55.0	$26.8
Net earnings from discontinued operations	-	-	4.1
Net earnings	$80.0	$55.0	$30.9
Denominator:
Average common shares outstanding, shares for basic earnings per share	32,810,704	32,345,962	31,487,975
Dilutive effect of non-participating outstanding options	121,003	246,818	561,657
Shares for diluted earnings per share	32,931,707	32,592,780	32,049,632

Net earnings from continuing operations per share, basic	$2.44	$1.70	$0.85
Net earnings from discontinued operations per share, basic	-	-	0.13
Net earnings per share, basic	$2.44	$1.70	$0.98

Net earnings from continuing operations per share, diluted	$2.43	$1.69	$0.84
Net earnings from discontinued operations per share, diluted	-	-	0.13
Net earnings per share, diluted	$2.43	$1.69	$0.97

17.	QUARTERLY RESULTS (Unaudited) (In millions, except share data)

Quarter	First	Second	Third	Fourth
2007
Sales	$264.2	$127.5	$139.5	$326.1
Gross profit	64.6	25.4	32.5	89.5
Net earnings (loss) (a)	26.1	(3.2)	6.7	50.4
Net earnings (loss) per share, basic	$0.80	$(0.10)	$0.20	$1.53
Net earnings (loss) per share, diluted	0.80	(0.10)	0.20	1.53
Basic weighted-average shares outstanding	32,578,962	32,257,415	32,903,048	32,941,992
Diluted weighted-average shares outstanding	32,767,941	32,257,415	32,988,064	33,015,444
2006
Sales	$217.9	$108.1	$123.6	$211.1
Gross profit (b)	65.0	20.0	29.6	58.5
Net earnings (loss)	28.6	(2.1)	2.3	26.2
Net earnings (loss) per share, basic	$0.89	$(0.07)	$0.07	$0.81
Net earnings (loss) per share, diluted	0.88	(0.07)	0.07	0.80
Basic weighted-average shares outstanding	32,121,621	32,011,226	32,436,995	32,495,851
Diluted weighted-average shares outstanding	32,375,610	32,011,226	32,660,605	32,706,192

(a)	The Company’s tax provisions for the third and fourth quarters of 2007 included $4.1 million and $14.0 million, respectively, of items unique to 2007 as further discussed in Note 6.

(b)
 During the first and second quarters of 2006, the Company recorded $4.1 million and $1.0 million of business interruption insurance recoveries, respectively, as a reduction to cost of sales as further discussed in Note 12.

18.	SUBSEQUENT EVENTS

Dividend declared:
On February 11, 2008, the board declared a quarterly cash dividend of $0.335 per share on its outstanding common stock. The dividend will be paid on March 14, 2008 to stockholders of record as of the close of business on February 29, 2008.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

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
In connection with this Annual Report on Form 10-K for the year ended December 31, 2007, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2007 at the reasonable assurance level.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2007, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.   Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2007, and has also issued an audit report dated February 21, 2008, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is included in this Annual Report on Form 10-K.

 Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 – Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Corporate Governance Guidelines” of the definitive proxy statement filed pursuant to Regulation 14A for the 2008 annual meeting of stockholders (“2008 Proxy Statement”).  Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2008 Proxy Statement.

Code of Ethics
We have adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The code of ethics is included as Exhibit 14 to this Form 10-K and posted on our website at www.compassminerals.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the “Executive Compensation Tables” and “Compensation Discussion and Analysis” included in the 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership” included in the 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Information regarding Board of Directors and Committees” included in the 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Auditors” included in the 2008 Proxy Statement.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:
______________________________________________________________________________________________________
Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2007, 2006 and 2005

Description (in millions)	Balance at the Beginning of the Year	Additions Charged to Expense	Deductions (1)	Acquisition or Disposition(2)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2007	$1.6	$0.7	$(0.5)	$—	$1.8
2006	1.7	—	(0.2)	0.1	1.6
2005	2.3	1.2	(1.6)	(0.2)	1.7
Deducted from Deferred Income Taxes — Valuation Allowance
2007	$2.9	$0.2	$—	$1.5	$4.6
2006	10.4	—	(7.5)	—	2.9
2005	12.6	—	(2.2)	—	10.4

(1)	Deduction for purposes for which reserve was created.
(2)	Increase in the allowance for doubtful accounts balance results from the acquisition of a business, and the reduction in the allowance results from the sale of a business.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

(b)	Exhibits
______________________________________________________________________________________________________
EXHIBIT INDEX
Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated October 13, 2001, among IMC Global Inc., Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated November 28, 2001, among IMC Global Inc., Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), YBR Holdings LLC and YBR Acquisition Corp (incorporated herein by reference to Exhibit 2.2 to Compass Minerals Registration Statement on Form S-4, File No. 333-104603).

3.1
Amended and Restated Certificate of Incorporation of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

3.2
Amended and Restated By-laws of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated November 2, 2006).

10.1
Indenture, dated May 22, 2003, governing the 12% Senior Subordinated Discount Notes Due 2013 of Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), between Compass Minerals International, Inc., as issuer, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.6 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.2	Form of 12% Senior Subordinated Discount Note (included as Exhibit A to Exhibit 10.1).

10.3
Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.4
Salt and Surface Agreement, dated June 21, 1961, by and between John Taylor Caffery, as agent for Marcie Caffery Gillis, Marcel A. Gillis, Bethia Caffery McCay, Percey McCay, Mary Louise Caffery Ellis, Emma Caffery Jackson, Edward Jackson, Liddell Caffery, Marion Caffery Campbell, Martha Gillis Restarick, Katherine Baker Senter, Caroline Baker, Bethia McCay Brown, Donelson Caffery McCay, Lucius Howard McCurdy Jr., John Andersen McCurdy, Edward Rader Jackson III, individually and as trustee for Donelson Caffery Jackson, and the J.M. Burguieres Company, LTD., and Carey Salt Company as amended by Act of Amendment to Salt Lease, dated May 30, 1973, as further amended by Agreement, dated November 21, 1990, and as further amended by Amendment to Salt and Surface lease, dated July 1, 1997 (incorporated herein by reference to Exhibit 10.2 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.5
Royalty Agreement, dated September 1, 1962, between Great Salt Lake Minerals Corporation (formerly known as IMC Kalium Ogden Corp.) and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.6
Amended and Restated Credit Agreement, dated December 22, 2005, among Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Corp., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, Goldman Sachs Credit Partners L.P., as co-lead arranger and joint bookrunner, Calyon New York Branch, as syndication agent, Bank of America, N.A., as co-documentation agent, and The Bank of Nova Scotia, as co-documentation agent (incorporated herein by reference to Exhibit 10.10 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

10.7
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

10.8
Amended and Restated U.S. Collateral Assignment, dated December 22, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc. and JPMorgan Chase Bank N.A (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.9
Amended and Restated Foreign Guaranty, dated December 22, 2005, among Sifto Canada Corp., Salt Union Limited, Compass Minerals (Europe) Limited, Compass Minerals (UK) Limited, DeepStore Limited (formerly known as London Salt Limited), Compass Minerals (No. 1) Limited (formerly known as Direct Salt Supplies Limited), J.T. Lunt & Co. (Nantwich) Limited, NASC Nova Scotia Company, Compass Minerals Canada Inc., Compass Canada Limited Partnership, Compass Minerals Nova Scotia Company, Compass Resources Canada Company and JPMorgan Chase Bank, N.A., as collateral agent (incorporated herein by reference to Exhibit 10.13 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.10*
Incremental Term Loan Amendment to the Amended and Restated Credit Agreement, dated December 22, 2005 among Compass Minerals International, Inc., Compass Minerals Group, Inc., as  U.S. Borrower, Sifto Canada Corp., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank N.A. as administrative agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, Goldman Sachs Credit Partners L.P., as co-lead arranger and joint bookrunner, Calyon New York Branch, as syndication agent, Bank of America, N.A., as co-documentation agent, and The Bank of Nova Scotia, as co-documentation agent (incorporated herein by reference to Exhibit 10.1 of Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 19, 2007).

10.11*
Second Amendment to the Amended and Restated Credit Agreement, dated as December 22, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc., Sifto Canada Corp., Salt Union Limited, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as U.K.. agent, Calyon New York Branch, as syndication agent, and Bank of America, N.A. and the Bank of Nova Scotia, as co-documentation agents.

10.12	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 10.21).

10.13
Rights Plan, dated as of December 11, 2003, between Compass Minerals International, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

10.14
Amendment Number Two to Rights Plan dated December 11, 2003 among Compass Minerals International, Inc. and U.M.B. Bank, n.a., as successor rights agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 8, 2007).

10.15*	Letter agreement appointing Computershare Trust Company, N.A. as successor Rights Agent under the Rights Agreement dated December 11, 2003.

10.16
Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.17
First Amendment to the Compass Minerals International, Inc. Director Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.18*	Summary of Non-Employee Director Compensation Program.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

10.19
Compass Minerals International, Inc. 2008 Independent Directors’ Deferred Stock Unit Award Agreement effective as of January 1, 2008 (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.20
Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

10.21
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.22
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.23	Form of Non-qualified Stock Option Award Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 23, 2006).

10.24
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 of Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.25	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 23, 2006).

10.26
Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.2 of Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.27*	First Amendment to the Compass Minerals International, Inc. Restoration Plan dated as of December 5, 2007.

10.28*	Form of Change in Control Severance Agreement.

10.29	Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed dated January 23, 2006).

10.30*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.17 and 10.18 herein.

10.31
Employment Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.32
Change in Control Severance Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.33
Restrictive Covenant Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.34
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 27, 2006).

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

10.35
Employment Offer Letter dated August 8, 2007 between Compass Minerals International, Inc. and John Fallis (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.36
Employment Offer Letter dated August 8, 2007 between Compass Minerals International, Inc. and Keith Clark (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.37*	Employment Offer Letter dated November 16, 2007 between Compass Minerals International, Inc. and Gerald Bucan.

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

14	Compass Minerals International, Inc. Code of Ethics.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.
____________
*           Filed herewith.

COMPASS MINERALS INTERNATIONAL, INC. 2007 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Angelo C. Brisimitzakis
           Angelo C. Brisimitzakis
 President and Chief Executive Officer
Date: February 22, 2008

/s/ Rodney L. Underdown
          Rodney L. Underdown
 Vice President and Chief Financial Officer
Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Compass Minerals International, Inc. and in the capacities indicated on February 22, 2008.

Signature	Capacity

/s/ Angelo C. Brisimitzakis Angelo C. Brisimitzakis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Rodney L. Underdown Rodney L. Underdown	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Vernon G. Baker, II Vernon G. Baker, II	Director

/s/ Bradley J. Bell Bradley J. Bell	Director

/s/ David J. D’Antoni David J. D’Antoni	Director

/s/ Richard S. Grant Richard S. Grant	Director

/s/ Perry W. Premdas Perry W. Premdas	Director

/s/ Allan R. Rothwell Allan R. Rothwell	Director

/s/ Timothy R. Snider Timothy R. Snider	Director