Form 10-Q
period 2008-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2008-04-29
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes: ☐ No: ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 18, 2008 was 32,394,389 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$102.8	$12.1
Receivables, less allowance for doubtful accounts of
$2.0 in 2008 and $1.8 in 2007	164.3	206.6
Inventories	64.8	128.4
Deferred income taxes, net	10.9	11.3
Other	9.1	7.3
Total current assets	351.9	365.7
Property, plant and equipment, net	392.0	396.8
Intangible assets, net	21.8	22.2
Other	34.0	35.3
Total assets	$799.7	$820.0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	80.8	104.9
Accrued expenses	26.8	29.0
Accrued salaries and wages	17.6	17.0
Income taxes payable	13.3	8.9
Accrued interest	0.6	1.2
Total current liabilities	143.2	165.1
Long-term debt, net of current portion	572.7	602.7
Deferred income taxes, net	11.3	12.6
Other noncurrent liabilities	43.5	44.2
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Common stock: $0.01 par value, 200,000,000 authorized shares;
35,367,264 issued shares	0.4	0.4
Additional paid-in capital	3.1	1.7
Treasury stock, at cost — 2,972,875 shares at March 31, 2008 and
3,025,449 shares at December 31, 2007	(5.6)	(5.7)
Accumulated deficit	(14.5)	(54.5)
Accumulated other comprehensive income	45.6	53.5
Total stockholders' equity (deficit)	29.0	(4.6)
Total liabilities and stockholders' equity (deficit)	$799.7	$820.0
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended
	March 31,
	2008	2007
Sales	$380.0	$264.2
Shipping and handling cost	131.2	85.9
Product cost	151.8	113.7
Gross profit	97.0	64.6
Selling, general and administrative expenses	18.9	15.6
Operating earnings	78.1	49.0
Other (income) expense:
Interest expense	12.0	13.9
Other, net	(1.9)	-
Earnings before income taxes	68.0	35.1
Income tax expense	18.9	9.0
Net earnings	$49.1	$26.1
Basic net earnings per share	$1.49	$0.80
Diluted net earnings per share	$1.48	$0.80
Cash dividends per share	$0.335	$0.32
Basic weighted-average shares outstanding	32,992,482	32,578,962
Diluted weighted-average shares outstanding	33,068,105	32,767,941
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the three months ended March 31, 2008
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2007	$0.4	$1.7	$(5.7)	$(54.5)	$53.5	$(4.6)
Dividends on common stock		(1.9)		(9.1)		(11.0)
Stock options exercised		2.6	0.1			2.7
Stock-based compensation		0.7				0.7
Comprehensive income:
Net earnings				49.1		49.1
Change in unrealized pension costs					-	-
Unrealized loss on cash flow hedges					(0.7)	(0.7)
Foreign currency translation adjustments					(7.2)	(7.2)
Total comprehensive income						41.2
Balance, March 31, 2008	$0.4	$3.1	$(5.6)	$(14.5)	$45.6	$29.0
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)
	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$49.1	$26.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	10.7	9.9
Finance fee amortization	0.3	0.3
Accreted interest	5.1	8.0
Deferred income taxes	(0.3)	2.8)
Other, net	0.9	0.6
Changes in operating assets and liabilities:
Receivables	40.7	2.1)
Inventories	62.4	3.2
Other assets	1.2	0.2)
Accounts payable and accrued expenses	(24.3)	12.6)
Other noncurrent liabilities	(0.3)	-
Net cash provided by operating activities	145.5	80.4
Cash flows from investing activities:
Capital expenditures	(8.7)	(8.9)
Purchase of a business	-	(7.6)
Other, net	0.2	-
Net cash used in investing activities	(8.5)	16.5)
Cash flows from financing activities:
Principal payments on long-term debt	(1.0)	10.0)
Revolver activity	(34.0)	16.2)
Dividends paid	(11.0)	10.4)
Proceeds received from stock option exercises	1.0	0.1
Excess tax benefits from equity compensation awards	1.7	0.7
Net cash used in financing activities	(43.3)	35.8)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(0.1)
Net change in cash and cash equivalents	90.7	28.0
Cash and cash equivalents, beginning of the year	12.1	7.4
Cash and cash equivalents, end of period	$102.8	$35.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$7.4	$5.8
Income taxes paid, net of refunds	9.0	6.9
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom. Its principal products are salt, consisting of sodium chloride, potassium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The company provides highway deicing salt to customers in North America and the United Kingdom, and produces and distributes consumer deicing and water conditioning products, ingredients used in consumer and commercial foods, specialty fertilizers, and products used in agriculture and other consumer and industrial applications. Compass Minerals also provides records management services to businesses throughout the U.K.

Compass Minerals International, Inc. is a holding company with no operations other than those of its wholly owned subsidiaries.  The consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2007 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in salt segment sales. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year.  In particular, sales of highway and consumer and professional deicing products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season. Production of deicing salt during the first quarter can vary based on the severity or mildness of the preceding winter season.  Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Reclassifications – Certain prior period amounts have been reclassified from shipping and handling cost to product cost to conform to the current year presentation.

Recent Accounting Pronouncements – During the first quarter of 2008, the FASB issued FASB Statement No. 161 – “Disclosures about Derivative Instruments and Hedging Activities”.  This statement will require holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for interim and annual periods beginning after November 15, 2008.  Although the Company is evaluating the additional disclosure requirements,  adoption of this statement will not have any effect on the Company’s results of operations, financial condition or cash flows.

 2.  Inventories:

Inventories consist of the following (in millions):
	March 31,	December 31,
	2008	2007
Finished goods	$40.0	$105.1
Raw materials and supplies	24.8	23.3
Total inventories	$64.8	$128.4

3.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):
	March 31,	December 31,
	2008	2007
Land and buildings	$198.6	$197.7
Machinery and equipment	399.5	407.2
Furniture and fixtures	19.3	19.3
Mineral interests	181.0	181.0
Construction in progress	26.4	21.6
	824.8	826.8
Less accumulated depreciation and depletion	(432.8)	(430.0)
Net property, plant and equipment	$392.0	$396.8

4.  Intangible Assets, Net:

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships acquired in connection with the 2007 purchase of a records management business.  The SOP production rights and customer relationships are being amortized over 25 years and 7 years, respectively. Amortization expense was $0.3 million during the three months ended March 31, 2008 and 2007.

5.  Income Taxes:

Income tax expense for the three months ended March 31, 2008 was $18.9 million, an increase of $9.9 million compared to $9.0 million for the first quarter of 2007.  The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At March 31, 2008, the Company had approximately $48.1 million of gross federal NOLs that expire in various years through 2026. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of March 31, 2008 and December 31, 2007, the Company’s valuation allowance was $4.1 million and $4.6 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.  Long-term Debt:

Long-term debt consists of the following (in millions):
	March 31,	December 31,
	2008	2007
12% Senior Subordinated Discount Notes due 2013	$176.5	$171.4
Term Loan due 2012	273.9	274.6
Incremental Term Loan due 2012	126.4	126.7
Revolving Credit Facility due 2010	-	34.1
	576.8	606.8
Less current portion	(4.1)	(4.1)
Long-term debt, net of current portion	$572.7	$602.7

7.  Pension Plans:

The components of net periodic benefit cost for the three-months ended March 31, 2008 and 2007 are as follows (in millions):

	Three Months Ended
	March 31,
	2008	2007
Service cost for benefits earned during the year	$0.1	$0.2
Interest cost on projected benefit obligation	1.2	1.1
Expected return on plan assets	(1.3)	(1.2)
Net amortization	-	0.1
Net pension expense	$-	$0.2

During the first quarter of 2008, the Company made $0.3 million of contributions to its pension plans.

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

9.  Operating Segments:

Segment information is as follows (in millions):
	Three Months Ended March 31, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$329.2	$47.7	$3.1	$380.0
Intersegment sales	0.1	4.3	(4.4)	-
Shipping and handling cost	124.3	6.9	-	131.2
Operating earnings (loss)	69.5	17.1	(8.5)	78.1
Depreciation, depletion and amortization	7.8	2.4	0.5	10.7
Total assets	576.3	165.9	57.5	799.7

	Three Months Ended March 31, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$229.9	$32.1	$2.2	$264.2
Intersegment sales	-	3.1	(3.1)	-
Shipping and handling cost	81.2	4.7	-	85.9
Operating earnings (loss)	48.1	7.7	(6.8)	49.0
Depreciation, depletion and amortization	7.3	2.4	0.2	9.9
Total assets	490.7	155.5	45.0	691.2

(a) “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

10. Stockholders’ Equity and Equity Instruments:

On March 10, 2008, the Company granted 99,425 options and 31,275 restricted stock units to certain key employees under its 2005 Incentive Award Plan.  The Company’s stock price on the grant date of $55.12 was used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”).  The options vest ratably on each anniversary date over a four-year service period.  Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. Both types of instruments entitle the holders to receive non-forfeitable dividends or other distributions equal to and at the same time as those declared on the Company’s common stock.

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and fair values for options granted during the first quarter of 2008 is included in the table below. The weighted average grant date fair value of these options was $16.34.

Range
Fair value of options granted	$11.53 - $17.36
Exercise price	$55.12
Expected term (years)	3 - 6
Expected volatility	27.5%
Dividend yield(a)	0%
Risk-free rate of return	1.67% - 2.55%

(a) The assumed dividend yield reflects the non-forfeiting dividend feature.

During the three months ended March 31, 2008, the Company reissued 51,944 shares of treasury stock related to the exercise of stock options and 630 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  The Company recorded additional tax benefits of $1.7 million from its equity compensation awards as additional paid-in capital. During the three months ended March 31, 2008 and 2007, the Company recorded $0.6 million and $0.4 million of compensation expense, respectively, pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2008.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2007	652,041	$25.15	121,525	$28.80
Granted	99,425	55.12	31,275	55.12
Exercised	(51,944)	18.65	-	-
Outstanding at March 31, 2008	699,522	$29.89	152,800	$34.18

 Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, amortization of the unrealized net pension costs, and the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income for the three months ended March 31, 2008 are as follows (in millions):

	Balance		Balance
	December 31,	2008	March 31,
	2007	Change	2008
Unrealized net pension costs	$(5.2)	$-	$(5.2)
Unrealized loss on cash flow hedges	(3.2)	(0.7)	(3.9)
Cumulative foreign currency translation adjustment	61.9	(7.2)	54.7
Accumulated other comprehensive income	$53.5	$(7.9)	$45.6

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable income taxes of $0.4 million.

11.  Fair Value Measurements:

The Company adopted FASB Statement No. 157 – “Fair Value Measurements” effective January 1, 2008 for its financial instruments that are measured and reported at estimated fair value.   Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (level one inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (level two inputs).

The Company holds trading securities associated with its non-qualified savings plan which are valued based on readily available quoted market prices.  Additionally, the Company utilizes derivative instruments to manage its risk of changes in natural gas prices and interest rates.  The fair values of the derivative instruments are determined using observable yield curves or other market-corroborated data matching the terms of the derivatives (level two inputs).   The estimated fair values for each type of instrument are presented below (in millions).

	March 31, 2008	Level One	Level Two
Assets:
Trading securities	$4.9	$4.9	$-
Derivatives - natural gas swaps	3.1	-	3.1
Total Assets	$8.0	$4.9	$3.1
Liabilities: Derivatives - interest rate swaps	$(9.4)	-	$(9.4)

12.  Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):
	Three months ended
	March 31,
	2008	2007
Numerator:
Net earnings	$49.1	$26.1
Denominator:
Weighted average common shares outstanding,
shares for basic earnings per share (a)	32,992,482	32,578,962
Weighted average stock options outstanding (b)	75,623	188,979
Shares for diluted earnings per share	33,068,105	32,767,941
Earnings per share, basic	$1.49	$0.80
Earnings per share, diluted	$1.48	$0.80

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 22, 2008, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets.  Inventory management practices are employed to respond to the varying levels of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the non-winter quarters when we build our inventory levels.  The 2007 – 2008 winter season in our North American markets was more severe than normal.  By contrast, the prior year North American winter season (2006 – 2007) was milder than normal.  Our U.K. subsidiary experienced the second straight year of significantly milder than normal weather.

Our sulfate of potash (SOP) product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Agricultural activities may also be responsive to economic factors as they may impact the amount or type of crop grown in certain locations or the type of fertilizer product used.  However, high-value or chloride-sensitive crop quality and yields tend to decline when alternative fertilizer products are used.  Worldwide consumption of standard potash has increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  Additionally, relatively high energy prices have improved the economics of ethanol and bio-diesel production which utilize agricultural products as feedstock.  The increased demand for potash has led to improved overall potash market prices.

Our North American salt mines and SOP production facility are near either water or rail transport systems which helps to reduce our shipping and handling costs when compared to alternative methods of distribution.  However, shipping and handling costs still account for a relatively large portion of the total cost of our delivered products.  Consequently, changes in transportation rates and fuel costs can also impact our margins.  The higher costs of transportation services and higher fuel costs have continued to increase our shipping and handling costs on a per ton basis.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride (KCl), a deicing and water conditioning agent and feed-stock used in making our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumptions of electricity with relatively stable, rate-regulated pricing, and natural gas which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward contracts up to 36 months in advance of purchases.  We purchase KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our contract.  Although we cannot predict future changes in market prices for KCl, we expect our 2008 per ton costs to be higher than 2007.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business, including sales of $3.1 million for the three months ended March 31, 2008, are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
Millions of dollars, except per ton data	2008	2007
Salt Sales
Salt sales	$329.2	$229.9
Less: salt shipping and handling	124.3	81.2
Salt product sales	$204.9	$148.7
Salt Sales Volumes (thousands of tons)
Highway deicing salt	5,138	4,112
Consumer and industrial salt	762	580
Total salt tons sold	5,900	4,692
Average Salt Sales Price (per ton)
Highway deicing salt	$44.47	$39.45
Consumer and industrial salt	132.24	116.68
Combined salt	55.80	49.00
Specialty Fertilizer (SOP) Sales
Specialty fertilizer sales	$47.7	$32.1
Less: SOP shipping and handling	6.9	4.7
Specialty fertilizer product sales	$40.8	$27.4
Specialty Fertilizer Sales Volumes (thousands of tons)	123	107
Specialty Fertilizer Average Sales Price (per ton)	$388.47	$300.58

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales

Sales for the first quarter of 2008 of $380.0 million increased $115.8 million, or 44% compared to $264.2 million for the same quarter of 2007. Sales include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to the customer.  Shipping and handling costs were $131.2 million during the first quarter of 2008, an increase of $45.3 million or 53% compared to $85.9 million for the same quarter of 2007.  The increase in shipping and handling costs primarily reflects the higher sales volumes in the first quarter of 2008 when compared to same period of 2007, although the higher price of fuel and transportation services have increased our per unit cost of shipping products to our customers.

Product sales for the first quarter of 2008 of $245.7 million increased $69.6 million, or 40% compared to $176.1 million for the same period in 2007.  This increase reflects improvements in both the salt and specialty fertilizer segments.

Salt product sales for the first quarter of 2008 of $204.9 million increased $56.2 million, or 38% compared to $148.7 million for the same period in 2007.  The severe winter weather in our North American markets during the first quarter of 2008 compared to the milder-than normal weather of 2007 led to higher sales volumes for highway deicing and consumer and industrial products which was supplemented by higher sales volumes of non-seasonal consumer and industrial products.  North American salt sales volumes in 2008 grew by 1.2 million tons over 2007 levels, which, when combined with the improved customer and product mix, increased sales by approximately $43 million.  Price improvements, net of higher shipping and handling, contributed approximately $2 million.  The strengthening of the Canadian dollar compared to exchange rates during the first quarter of 2008 further boosted product sales, adding approximately $11 million to 2008 product sales.  In the U.K., we experienced the second straight mild winter weather season keeping sales levels lower than normal but comparable to a year ago.

SOP product sales during the first quarter of 2008 of $40.8 million increased $13.4 million, or 49% compared to $27.4 million for the same period in 2007, as improvements in both price and volume reflect the strong market for potash products generally, both domestically and abroad.  We believe the market for fertilizer products is responding to economic factors which are increasing worldwide demand for crop nutrients, including the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these have affected the agricultural markets and the demand for all types of potash fertilizer products, including SOP.  Higher product sales prices yielded approximately $9 million over the same period of the prior year while higher export sales volumes lead to increased product sales of approximately $4 million.

Gross Profit

Gross profit for the first quarter of 2008 of $97.0 million increased $32.4 million or 50% compared to $64.6 million in 2007.  As a percent of total sales, 2008 gross margin increased by 1% to 26%.  These improvements primarily reflect the higher average salt and SOP product sales prices totaling approximately $11 million, and increased sales volumes together with improved product and customer mix as discussed above totaling approximately $24 million.  Our per unit cost of sales was higher in the first quarter of 2008, principally reflecting differences in the cost of beginning inventory and an improved consumer product mix.  This was partially offset by efficiencies achieved from higher production levels.  Our salt production level was higher during the 2008 quarter at our North American rock salt mines and other deicing production facilities in response to strong winter sales in contrast to a lower production level in 2007 during a mild winter season.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2008 of $18.9 million increased $3.3 million, or 21% compared to $15.6 million for the same period in 2007.  The increase in expense is primarily due to higher compensation and benefits, particularly variable compensation expense and higher selling commissions, both of which result from stronger sales volumes and improved financial performance, and increased depreciation expense.

Interest Expense

Interest expense for the first quarter of 2008 of $12.0 million decreased $1.9 million compared to $13.9 million for the same period in 2007. This decrease is primarily due to the refinancing of our 12¾% senior discount notes in the fourth quarter of 2007 with lower-rate incremental term loan under our senior secured credit agreement and lower interest rates on our floating-rate debt.  This decrease was partially offset by a higher level of debt outstanding due to the compounding effect of interest accretion on our 12% discount notes.

Other (income) expense, net

Other income of $1.9 million in the first quarter of 2008 primarily consists of foreign currency exchange gains.

Income Tax Expense

Income tax expense for the three months ended March 31, 2008 was $18.9 million increased $9.9 million compared to $9.0 million for the same quarter of 2007 primarily reflecting the higher level of taxable income in 2008.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $102.8 million as of March 31, 2008 increased $90.7 million over December 31, 2007 due to the strong winter season sales which generated operating cash flows of $145.5 million in the first quarter of 2008.  We used a portion of those cash flows principally to fund capital expenditures of $8.7 million, pay $11.0 million of dividends on our common stock, and we used $34.0 million to repay the December 31, 2007 balance of our revolving credit facility.

As of March 31, 2008, we had $576.8 million of principal indebtedness including $176.5 million of senior subordinated discount notes with a face value of $179.6 million and $400.3 million of term loan borrowings under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  No amounts were borrowed under our revolving credit facility as of March 31, 2008. We had $10.0 million of outstanding letters of credit as of March 31, 2008 which reduced our borrowing availability to $115.0 million.

Our 12% subordinated discount notes become fully-accreted on June 1, 2008 with subsequent interest expense to be paid in cash.  The notes mature in 2013.  We are continuing to monitor the credit markets and evaluate the economics of refinancing that debt.  However, we believe our cash flows from operations and borrowing availability under the revolving credit agreement will allow us the liquidity to pay cash interest without materially adversely affecting our financial condition in the event we do not refinance these notes following the initial call date.

Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our subordinated discount notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture which limit the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of March 31, 2008, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the subordinated discount notes when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, but we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Three Months Ended March 31, 2008 and 2007

Net cash flows provided by operating activities for the three months ended March 31, 2008 were $145.5 million, an increase of $65.1 million compared to $80.4 million for the first quarter of 2007.  Of these amounts, approximately $80.0 million and $38.5 million for 2008 and 2007, respectively, were generated by net working capital reductions.  These working capital changes are indicative of the seasonal nature of our deicing products and will vary with the severity of the winter weather in our markets.

Net cash flows used by investing activities of $8.5 million and $16.5 million for the three months ended March 31, 2008 and 2007, respectively, resulted from capital expenditures of $8.7 million and $8.9 million respectively, and for 2007, also included $7.6 million of expenditures for the acquisition of a records management business. Our 2008 capital expenditures include $1.9 million for our expansion and productivity projects at our Goderich mine and Great Salt Lake evaporation ponds and SOP processing plant.  Our Goderich mine expansion project is designed to increase that mine’s production capacity by 750,000 tons by the end of 2008.  At the Great Salt Lake, we are initially upgrading our SOP processing plant and modifying existing ponds to improve productivity, and conducting engineering and permitting activities to support our longer-term SOP evaporation pond expansion project.  The remaining capital expenditures were primarily for routine replacements.

Financing activities during the 2008 three-month period used $43.3 million of cash flows, primarily to make $35.0 million of payments to reduce our outstanding debt and $11.0 million of dividend payments.  During 2007, we used $35.8 million in financing activities primarily to repay $26.2 million of borrowings and pay dividends of $10.4 million.

Recent Accounting Pronouncements

During the first quarter of 2008, the FASB issued FASB Statement No. 161 – “Disclosures about Derivative Instruments and Hedging Activities”.  This statement will require holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for interim and annual periods beginning after November 15, 2008.  Although the Company is evaluating the additional disclosure requirements,  adoption of this statement will not have any effect on the Company’s results of operations, financial condition or cash flows.

Effects of Currency Fluctuations

We conduct operations in Canada, the United Kingdom and the United States. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into a purchase or sales transaction using a currency other than the local currency of the transacting entity.  With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant functional currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant.  Exchange rates between those currencies and U.S. dollars in recent years have fluctuated significantly and may do so in the future. Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt.

Seasonality

We experience a substantial amount of seasonality in salt segment sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year.  In particular, sales of highway and consumer and professional deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used.  Following industry practice, we stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments and interest rate swap agreements, and may take further actions to mitigate our exposure to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2007.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting - There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2008 with respect to legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Summary of Executive Compensation and Annual Incentive Plan Award Targets
10.2	Annual Incentive Plan Summary
31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: April 29, 2008	/s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: April 29, 2008	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Vice President and Chief Financial Officer