Form 10-Q
period 2008-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2008-07-29
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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
Yes: ☑     No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes: ☐ No: ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 24, 2008 was 32,425,039 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$40.7	$12.1
Receivables, less allowance for doubtful accounts of
$2.0 in 2008 and $1.8 in 2007	80.4	206.6
Inventories	108.5	128.4
Deferred income taxes, net	9.7	11.3
Other	14.0	7.3
Total current assets	253.3	365.7
Property, plant and equipment, net	394.2	396.8
Intangible assets, net	21.5	22.2
Other	32.8	35.3
Total assets	$701.8	$820.0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	66.6	104.9
Accrued expenses	16.9	29.0
Accrued salaries and wages	15.3	17.0
Income taxes payable	-	8.9
Accrued interest	1.8	1.2
Total current liabilities	104.7	165.1
Long-term debt, net of current portion	504.9	602.7
Deferred income taxes, net	21.9	12.6
Other noncurrent liabilities	42.8	44.2
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Common stock: $0.01 par value, 200,000,000 authorized shares;
35,367,264 issued shares	0.4	0.4
Additional paid-in capital	1.8	1.7
Treasury stock, at cost — 2,942,225 shares at June 30, 2008 and
3,025,449 shares at December 31, 2007	(5.6)	(5.7)
Accumulated deficit	(20.5)	(54.5)
Accumulated other comprehensive income	51.4	53.5
Total stockholders' equity (deficit)	27.5	(4.6)
Total liabilities and stockholders' equity (deficit)	$701.8	$820.0
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$162.0	$127.5	$542.0	$391.7
Shipping and handling cost	42.1	30.5	173.3	116.4
Product cost	82.8	71.6	234.6	185.3
Gross profit	37.1	25.4	134.1	90.0
Selling, general and administrative expenses	18.2	15.8	37.1	31.4
Operating earnings	18.9	9.6	97.0	58.6
Other expense:
Interest expense	11.0	13.5	23.0	27.4
Other, net	4.5	-	2.6	-
Earnings (loss) before income taxes	3.4	(3.9)	71.4	31.2
Income tax expense (benefit)	1.8	(0.7)	20.7	8.3
Net earnings (loss)	$1.6	$(3.2)	$50.7	$22.9
Basic net earnings (loss) per share	$0.05	$(0.10)	$1.53	$0.70
Diluted net earnings (loss) per share	$0.05	$(0.10)	$1.53	$0.70
Cash dividends per share	$0.335	$0.32	$0.67	$0.64

Weighted-average shares outstanding (in thousands)
Basic	33,117	32,257	33,055	32,699
Diluted	33,192	32,257	33,132	32,861
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the six months ended June 30, 2008
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2007	$0.4	$1.7	$(5.7)	$(54.5)	$53.5	$(4.6)
Dividends on common stock		(5.4)		(16.7)		(22.1)
Stock options exercised		3.9	0.1			4.0
Stock-based compensation		1.6				1.6
Comprehensive income:
Net earnings				50.7		50.7
Change in unrealized pension costs					-	-
Unrealized gain on cash flow hedges					3.8	3.8
Foreign currency translation adjustments					(5.9)	(5.9)
Total comprehensive income						48.6
Balance, June 30, 2008	$0.4	$1.8	$(5.6)	$(20.5)	$51.4	$27.5
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)
	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$50.7	$22.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	20.8	19.2
Finance fee amortization	0.7	0.7
Accreted interest	8.5	16.2
Loss on early extinguishment of long-term debt	5.1	-
Deferred income taxes	8.9	(6.5)
Other, net	0.4	1.2
Changes in operating assets and liabilities:
Receivables	125.1	52.0
Inventories	19.0	28.5
Other assets	(1.8)	0.6
Accounts payable and accrued expenses	(58.1)	(25.3)
Other noncurrent liabilities	(1.0)	0.5
Net cash provided by operating activities	178.3	110.0
Cash flows from investing activities:
Capital expenditures	(20.0)	(22.8)
Purchase of a business	-	(7.6)
Other, net	1.2	-
Net cash used in investing activities	(18.8)	(30.4)
Cash flows from financing activities:
Principal payments on long-term debt	(72.2)	(20.7)
Revolver activity	(33.9)	(16.2)
Call premium on redemption of debt	(4.2)	-
Dividends paid	(22.1)	(20.9)
Proceeds received from stock option exercises	1.7	0.3
Excess tax benefits from equity compensation awards	2.3	2.1
Net cash used in financing activities	(128.4)	(55.4)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(0.3)
Net change in cash and cash equivalents	28.6	23.9
Cash and cash equivalents, beginning of the year	12.1	7.4
Cash and cash equivalents, end of period	$40.7	$31.3
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13.8	$10.6
Income taxes paid, net of refunds	18.5	12.2
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom. Its principal products are salt, consisting of sodium chloride, potassium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The company provides highway deicing products to customers in North America and the United Kingdom, and specialty fertilizer to growers worldwide.  The Company also produces and distributes consumer deicing and water conditioning products, ingredients used in consumer and commercial foods, and other mineral-based products for consumer, agricultural and industrial applications.  Compass Minerals also provides records management services to businesses throughout the U.K.

Compass Minerals International, Inc. is a holding company with no operations other than those of its wholly owned subsidiaries.  The consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

2.	Inventories:

Inventories consist of the following (in millions):

	June 30,	December 31,
	2008	2007
Finished goods	$82.5	$105.1
Raw materials and supplies	26.0	23.3
Total inventories	$108.5	$128.4

3.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	June 30,	December 31,
	2008	2007
Land and buildings	$199.4	$197.7
Machinery and equipment	404.8	407.2
Furniture and fixtures	19.2	19.3
Mineral interests	180.6	181.0
Construction in progress	34.0	21.6
	838.0	826.8
Less accumulated depreciation and depletion	(443.8)	(430.0)
Net property, plant and equipment	$394.2	$396.8

4.	Intangible Assets, Net:

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships acquired in connection with the 2007 purchase of a records management business.  The SOP production rights and records management customer relationships are being amortized over 25 years and 7 years, respectively. Amortization expense was $0.4 million and $0.3 million during the three months ended June 30, 2008 and 2007, respectively, and $0.7 million and $0.6 million during the six months ended June 30, 2008 and 2007, respectively.

5.	Income Taxes:

Income tax expense for the three months ended June 30, 2008 was $1.8 million, an increase of $2.5 million compared to a benefit of $0.7 million for the second quarter of 2007.  Income tax expense for the six months ended June 30, 2008 was $20.7 million, an increase of $12.4 million compared to $8.3 million for the six months ended June 30, 2007.  The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At June 30, 2008, the Company had approximately $48.0 million of gross federal net operating losses (“NOLs”) that expire in various years through 2026. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of June 30, 2008 and December 31, 2007, the Company’s valuation allowance was $4.1 million and $4.6 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30,	December 31,
	2008	2007
12% Senior Subordinated Discount Notes due 2013 (a)	$109.8	$171.4
Term Loan due 2012	273.2	274.6
Incremental Term Loan due 2012	126.0	126.7
Revolving Credit Facility due 2010	-	34.1
	509.0	606.8
Less current portion	(4.1)	(4.1)
Long-term debt, net of current portion	$504.9	$602.7

(a)  In June 2008, the Company called $70.0 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with this transaction, the Company recorded a one-time loss on the extinguishment of debt of $5.1 million in the second quarter of 2008, which included a call premium of $4.2 million and the write-off of deferred financing fees of $0.9 million for a proportionate amount of the discount notes.

7.	Pension Plans:

The components of net periodic benefit cost for the three-and six months ended June 30, 2008 and 2007 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost for benefits earned during the year	$0.2	$0.2	$0.3	$0.4
Interest cost on projected benefit obligation	1.1	1.0	2.3	2.1
Return on plan assets	(1.3)	(1.2)	(2.6)	(2.4)
Net amortization	-	0.1	-	0.2
Curtailment loss	-	0.2	-	0.2
Net pension expense	$-	$0.3	$-	$0.5

During the six months ended June 30, 2008, the Company made $0.7 million of contributions to its pension plans.

8.	Commitments and Contingencies:

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

9.	Operating Segments:

Segment information is as follows (in millions):
	Three Months Ended June 30, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$104.9	$53.9	$3.2	$162.0
Intersegment sales	0.2	6.0	(6.2)	-
Shipping and handling cost	35.8	6.3	-	42.1
Operating earnings (loss)	4.9	21.7	(7.7)	18.9
Depreciation, depletion and amortization	7.0	2.5	0.6	10.1
Total assets	483.1	156.2	62.5	701.8

	Three Months Ended June 30, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$89.2	$35.5	$2.8	$127.5
Intersegment sales	0.2	2.9	(3.1)	-
Shipping and handling cost	25.5	5.0	-	30.5
Operating earnings (loss)	8.9	8.9	(8.2)	9.6
Depreciation, depletion and amortization	6.8	2.3	0.2	9.3
Total assets	475.4	149.2	49.8	674.4

	Six Months Ended June 30, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$434.1	$101.6	$6.3	$542.0
Intersegment sales	0.3	10.3	(10.6)	-
Shipping and handling cost	160.1	13.2	-	173.3
Operating earnings (loss)	74.4	38.8	(16.2)	97.0
Depreciation, depletion and amortization	14.8	4.9	1.1	20.8

	Six Months Ended June 30, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$319.1	$67.6	$5.0	$391.7
Intersegment sales	0.2	6.0	(6.2)	-
Shipping and handling cost	106.7	9.7	-	116.4
Operating earnings (loss)	57.0	16.6	(15.0)	58.6
Depreciation, depletion and amortization	14.1	4.7	0.4	19.2

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

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and fair values for options granted during the first six months of 2008 is included in the table below. The weighted average grant date fair value of these options was $16.34.

Range
Fair value of options granted	$11.53 - $17.36
Exercise price	$55.12
Expected term (years)	3 – 6
Expected volatility	27.5%
Dividend yield(a)	0%
Risk-free rate of return	1.67% - 2.55%

(a) The assumed dividend yield reflects the non-forfeiting dividend feature.

During the six months ended June 30, 2008, the Company reissued 82,594 shares of treasury stock related to the exercise of stock options and 630 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  The Company recorded additional tax benefits of $2.3 million from its equity compensation awards as additional paid-in capital. Stock-based compensation expense was $0.9 million and $0.7 million during the three months ended June 30, 2008 and 2007, respectively, and $1.6 million and $1.1 million during the six months ended June 30, 2008 and 2007, respectively.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2008.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2007	652,041	$25.15	121,525	$28.80
Granted	99,425	55.12	31,275	55.12
Cancelled	(422)	55.12	(132)	55.12
Exercised	(82,594)	20.70	-	-
Outstanding at June 30, 2008	668,450	$30.14	152,668	$34.17

Other Comprehensive Income

The Company’s comprehensive income consists of net earnings, amortization of the unrealized net pension costs, and the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.

The components of and changes in accumulated other comprehensive income as of and for the six months ended June 30, 2008 are provided below (in millions):

	Balance		Balance
	December 31,	2008	June 30,
	2007	Change	2008
Unrealized net pension costs	$(5.2)	$-	$(5.2)
Unrealized gain (loss) on cash flow hedges	(3.2)	3.8	0.6
Cumulative foreign currency translation adjustment	61.9	(5.9)	56.0
Accumulated other comprehensive income	$53.5	$(2.1)	$51.4

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable tax impact of $2.3 million.

11.	Fair Value Measurements:

The Company adopted FASB Statement No. 157 – “Fair Value Measurements” effective January 1, 2008 for its financial instruments that are measured and reported at estimated fair value.   Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (“level one” inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (“level two” inputs).

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

	June 30, 2008	Level One	Level Two
Assets:
Trading securities	$4.8	$4.8	$-
Derivatives - natural gas swaps	5.4	-	5.4
Total Assets	$10.2	$4.8	$5.4
Liabilities:
Liabilities related to non-qualified savings plan	$(4.8)	$(4.8)	$-
Derivatives - interest rate swaps	(4.5)	-	(4.5)
Total Liabilities	$(9.3)	$(4.8)	$(4.5)

12.	Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net earnings (loss)	$1.6	$(3.2)	$50.7	$22.9
Denominator:
Weighted average common shares outstanding,
shares for basic earnings per share (a)	33,117	32,257	33,055	32,699
Weighted average stock options outstanding (b)	75	-	77	162
Shares for diluted earnings per share	33,192	32,257	33,132	32,861
Earnings (loss) per share, basic	$0.05	$(0.10)	$1.53	$0.70
Earnings (loss) per share, diluted	$0.05	$(0.10)	$1.53	$0.70

(a) Includes the weighted-average number of participating securities outstanding during the period unless securities are anti-dilutive due to a net loss.

(b) For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted-average number of outstanding common shares unless the securities are anti-dilutive due to a net loss.

For the three months ended June 30, 2007, participating securities relative to 561,400 shares were not included in the calculation of basic earnings (loss) per share because they were anti-dilutive.  Additionally, the calculation of diluted earnings (loss) per share for the second quarter of 2007 excluded non-participating stock options relative to 264,466 shares because they were anti-dilutive.

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

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the non-winter quarters when we build our inventory levels.  The 2007 – 2008 winter season in our North American markets was more severe than normal.  By contrast, the prior year North American winter season (2006 – 2007) was milder than normal.  Our U.K. subsidiary experienced the second straight year of significantly milder than normal weather.

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Agricultural activities may also be responsive to economic factors as they may impact the amount or type of crop grown in certain locations or the type of fertilizer product used.  However, high-value or chloride-sensitive crop quality and yields tend to decline when alternative fertilizer products are used.  Worldwide consumption of standard potash has increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  Additionally, relatively high energy prices have improved the economics of ethanol and bio-diesel production which utilize agricultural products as feedstock.  The increased demand and limited supply of potash has led to improved overall potash market prices.

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

Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride (“KCl”), a deicing and water conditioning agent and feed-stock used in making our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumptions of electricity with relatively stable, rate-regulated pricing, and natural gas which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward contracts up to 36 months in advance of purchases.  We purchase KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our contract.  Although we cannot predict future changes in market prices for KCl, we expect our 2008 per ton costs to be higher than 2007.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business, including sales of $3.2 million and $2.8 million for the three months ended June 30, 2008 and 2007, respectively, and $6.3 million and $5.0 million for the six months ended June 30, 2008 and 2007, respectively, are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Salt Sales (in millions)
Salt sales	$104.9	$89.2	$434.1	$319.1
Less: salt shipping and handling	35.8	25.5	160.1	106.7
Salt product sales	$69.1	$63.7	$274.0	$212.4
Salt Sales Volumes (thousands of tons)
Highway deicing	1,108	990	6,246	5,102
Consumer and industrial	566	503	1,328	1,084
Total tons sold	1,674	1,493	7,574	6,186
Average Salt Sales Price (per ton)
Highway deicing	$30.98	$29.55	$42.08	$37.53
Consumer and industrial	124.61	119.09	128.99	117.80
Combined	62.66	59.73	57.32	51.59
Specialty Fertilizer (SOP) Sales (in millions)
Specialty fertilizer sales	$53.9	$35.5	$101.6	$67.6
Less: SOP shipping and handling	6.3	5.0	13.2	9.7
Specialty fertilizer product sales	$47.6	$30.5	$88.4	$57.9
Specialty Fertilizer Sales Volumes (thousands of tons)	111	115	234	222
Specialty Fertilizer Average Sales Price (per ton)	$484.81	$307.62	$434.25	$304.23

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales

Sales for the second quarter of 2008 of $162.0 million increased $34.5 million, or 27% compared to $127.5 million for the same quarter of 2007. Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Shipping and handling costs increased from $30.5 million in second quarter of 2007 to $42.1 million in the second quarter of 2008 due primarily to higher sales volumes during the second quarter of 2008 when compared to the same period of 2007, although the higher price of fuel and transportation services have increased our per unit cost of shipping products to our customers.

Product sales for the second quarter of 2008 of $116.7 million increased $22.5 million, or 24% compared to $94.2 million for the same period in 2007 reflecting higher sales volumes of salt products as well as higher pricing for specialty potash fertilizer products.

Salt product sales for the second quarter of 2008 of $69.1 million increased $5.4 million, or 8% compared to $63.7 million for the same period in 2007 due to higher salt sales volumes.  Salt sales volumes in 2008 grew by 0.2 million tons or 12% over 2007 which when combined with the improved product mix, increased product sales by approximately $5 million.  In addition, the strengthening of the Canadian dollar compared to exchange rates during the second quarter of 2007 increased product sales by $2 million.

Specialty potash fertilizer product sales for the second quarter of 2008 of $47.6 million increased $17.1 million, or 56% compared to $30.5 million for the same period in 2007 due primarily to higher pricing for specialty potash fertilizer products.  Product sales price improvements contributed approximately $18 million to the product sales increase which were partially offset by a decline of approximately $1 million in product sales due to slightly lower SOP sales volumes.

Gross Profit

Gross profit for the second quarter of 2008 of $37.1 million increased $11.7 million or 46% compared to $25.4 million in the second quarter of 2007, mainly reflecting the product sales price improvements of specialty potash fertilizer products of approximately $18 million as discussed above.  This margin improvement was partially offset by lower margins due to higher maintenance and energy per unit costs at our rock salt mining operation in Goderich, Ontario as well as our solar evaporation production facility in Ogden, Utah.  Much of the increased maintenance costs relates to the timing of the annual shutdown for maintenance at the Goderich mine and the preparation of both facilities for increased production capacity.  Our annual shutdown for maintenance in 2008 fell mostly in the second quarter, while it typically occurs in the first quarter of each year.  The severity of the past winter season was a significant factor in the 2008 timing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2008 of $18.2 million increased $2.4 million, or 15% compared to $15.8 million for the same period of 2007.  The increase in expense for 2008 is primarily due to investments to support ongoing salt-segment growth and productivity initiatives.

Interest Expense

Interest expense for the second quarter of 2008 of $11.0 million decreased $2.5 million compared to $13.5 million for the same period in 2007. This decrease is primarily due to the refinancing of our 12 ¾% senior discount notes in the fourth quarter of 2007 with lower-rate incremental term loan under our senior secured credit agreement, lower average level of borrowings outstanding including the early extinguishment of $70 million of our 12% senior subordinated discount notes in June of 2008 and lower interest rates on our floating-rate debt.

Other Expense, Net

In the second quarter of 2008, other expense includes a call premium of $4.2 million and a write-off of deferred financing fees of $0.9 million related to the early extinguishment of $70 million of the Company’s 12% senior subordinated discount notes, foreign currency exchange losses and interest income.  The same period in 2007 includes foreign exchange losses offset by interest income.

Income Tax Expense (Benefit)

Income tax expense of $1.8 million for the three months ended June 30, 2008 increased from a benefit of $0.7 million for the same period in 2007 primarily reflecting a higher level of pre-tax income in 2008.  In addition, our effective tax rate for the three months ended June 30, 2008 increased due to higher pre-tax income in 2008 and the effects of refinements made in the second quarter to the expected full-year tax rate primarily resulting from an increase in the level of expected U.S. pre-tax income.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest and penalties on uncertain tax positions and interest expense recognition differences for book and tax purposes.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Sales

Sales for the six months ended June 30, 2008 of $542.0 million increased $150.3 million, or 38% compared to $391.7 million for the six months ended June 30, 2007.  Shipping and handling costs were $173.3 million during the first six months of 2008, an increase of $56.9 million compared to $116.4 million for the same period in 2007.  The increase in shipping and handling costs primarily reflects the higher sales volumes for the six months ended June 30, 2008 when compared to same period of 2007, and the impact of higher per unit fuel and transportation costs.

Product sales for the six months ended June 30, 2008 of $362.4 million increased $92.1 million, or 34% compared to $270.3 million for the same period in 2007.  This increase reflects improvements in both the salt and specialty fertilizer segments as discussed below.

Salt product sales of $274.0 million for the six months ended June 30, 2008 increased $61.6 million or 29% compared to $212.4 million in 2007 reflecting price improvements and higher sales volumes in 2008.  The severe winter weather in our North American markets during the first quarter of 2008 compared to the milder-than normal weather of 2007 led to higher sales volumes for highway deicing and consumer and industrial products which was supplemented by higher sales volumes of non-seasonal consumer and industrial products.  Salt sales volumes in 2008 grew by 1.4 million tons or 22% over 2007 levels, which, when combined with the improved customer and product mix, increased sales by approximately $47 million.  Price improvements, net of higher shipping and handling, contributed approximately $1 million.  The strengthening of the Canadian dollar compared to exchange rates during the first six months of 2008 further boosted product sales, adding approximately $13 million to 2008 product sales.  In the U.K., we experienced the second straight mild winter weather season keeping sales levels lower than normal but comparable to a year ago.

SOP product sales of $88.4 million for the six months ended June 30, 2008 increased $30.5 million or 53% over $57.9 million during the same period in 2007 as improvements in both price and volume reflect the strong demand and limited supply of potash products generally, both domestically and abroad.  We believe the market for fertilizer products is responding to economic factors which are increasing worldwide demand for crop nutrients, including the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these have affected the agricultural markets and the demand for all types of potash fertilizer products, including SOP.  Higher product sales prices yielded approximately $27 million over the same period of the prior year.

Gross Profit

Gross profit for the six months ended June 30, 2008 of $134.1 million increased $44.1 million, or 49% compared to $90.0 million for the same period in 2007.  As a percent of total sales, 2008 gross margin increased by 2% to 25%.  These improvements primarily reflect the higher average salt and SOP product sales prices totaling approximately $28 million, and increased sales volumes together with improved product and customer mix as discussed above totaling approximately $25 million.  Our per unit product costs were higher in the first six months of 2008, principally reflecting differences in the cost of beginning inventory and consumer product mix.  Our salt production level was higher for the six months ended June 30, 2008 at our North American rock salt mines and other deicing production facilities in response to strong winter sales in contrast to a lower production level in 2007 during a mild winter season.  In addition, margin improvements were partially offset by higher maintenance and energy per unit costs at our rock salt mining operation in Goderich, Ontario as well as our solar evaporation production facility in Ogden, Utah.  Much of the increased maintenance costs for the first six months of 2008 relates to costs incurred to operate our facilities at or near capacity.  Our annual shutdown for maintenance for 2008 fell mostly in the second quarter for the Goderich mine, while it occurred in the third quarter of 2007.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2008 six month period of $37.1 million increased $5.7 million, or 18% compared to $31.4 million for the same period of 2007.  The increase in expense is primarily due to higher employee compensation and benefits, particularly variable compensation expense and selling commissions, both of which result from stronger sales volumes and improved financial performance, and higher consumer and industrial promotional activities.

Interest Expense

Interest expense for the six months ended June 30, 2008 of $23.0 million decreased $4.4 million compared to $27.4 million for the same period in 2007.  This decrease is primarily due to the refinancing of our 12¾% senior discount notes in the fourth quarter of 2007 with lower-rate incremental term loan under our senior secured credit agreement, the early extinguishment of $70 million of our 12% senior subordinated discount notes in June of 2008 and lower interest rates on our floating-rate debt.

Other expense, net

Other expense of $2.6 million for the six months ended June 30, 2008 primarily consists of a call premium of $4.2 million and a write-off of $0.9 million related to the early extinguishment of a portion of the Company’s 12% senior subordinated discount notes which were offset by foreign currency exchange gains and interest income.

Income Tax Expense

Income tax expense of $20.7 million for the six months ended June 30, 2008 increased $12.4 million from $8.3 million for the same period in 2007 primarily reflecting the higher level of pre-tax income in 2008.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $40.7 million as of June 30, 2008 increased $28.6 million over December 31, 2007 due to the strong winter season sales which generated operating cash flows of $178.3 million for the first six months of 2008, a $68.3 million increase when compared to 2007.  We used a portion of those cash flows principally to fund capital expenditures of $20.0 million, pay $22.1 million of dividends on our common stock, repay $72.2 million of our 12% senior subordinated discount notes, including a $70 million partial call of these notes, and repay $33.9 million of our revolving credit facility which was outstanding as of December 31, 2007.

As of June 30, 2008, we had $509.0 million of principal indebtedness including $109.8 million of senior subordinated discount notes and $399.2 million of term loan borrowings under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  No amounts were borrowed under our revolving credit facility as of June 30, 2008. We had $10.0 million of outstanding letters of credit as of June 30, 2008 which reduced our borrowing availability to $115.0 million.

Our 12% subordinated discount notes became fully-accreted on June 1, 2008 with subsequent interest expense to be paid semi-annually in cash.  The notes mature in 2013.  We are continuing to monitor the credit markets and evaluate the economics of refinancing that debt.  However, we believe our cash flows from operations and borrowing availability under the revolving credit agreement will allow us the liquidity to pay cash interest on our indebtedness without materially adversely affecting our financial condition.

Our significant debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our subordinated discount notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture which limit the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of June 30, 2008, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the subordinated discount notes when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, but we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Six Months Ended June 30, 2008 and 2007

Net cash flows provided by operating activities for the six months ended June 30, 2008 were $178.3 million, an increase of $68.3 million compared to $110.0 million for the six months ended June 30, 2007.  Of these amounts, approximately $86.1 million and $55.2 million for 2008 and 2007, respectively, were generated by net working capital reductions.  These working capital changes are indicative of the seasonal nature of our deicing products and will vary with the severity of the winter weather in our markets.

Net cash flows used by investing activities of $18.8 million and $30.4 million for the six months ended June 30, 2008 and 2007, respectively, resulted from capital expenditures of $20.0 million and $22.8 million respectively, and for 2007, also included $7.6 million of expenditures for the acquisition of a records management business.  Capital expenditures for 2008 include costs for our expansion and productivity projects at our Goderich mine and Great Salt Lake evaporation ponds and SOP processing plant.  Our Goderich mine expansion project is designed to increase that mine’s production capacity by 750,000 tons by the end of 2008.  At the Great Salt Lake, we are initially upgrading our SOP processing plant and modifying existing ponds to improve productivity, and conducting engineering and permitting activities to support our longer-term SOP evaporation pond expansion project.  The remaining capital expenditures were primarily for routine replacements.

Financing activities during the 2008 six-month period used $128.4 million of cash flows, primarily to make $110.3 million of payments to reduce our outstanding debt and $22.1 million of dividend payments.  During 2007, we repaid $16.2 million of borrowings under our revolving credit facility and made principal repayments totaling $20.7 million to reduce the balance of our term loan, including approximately $19.3 million of reductions in excess of our scheduled maturities.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 8, 2008 in Overland Park, Kansas.  Two items were submitted to a vote of stockholders as described in our 2008 Proxy Statement filed with the Securities and Exchange Commission on April 4, 2008.  The following table briefly describes the proposals and result of the stockholders’ vote.

1.	To elect the following persons as directors for a term of three years.

	Votes in Favor	Votes Withheld
Mr. Vernon G. Baker, II	29,447,042	1,089,429
Mr. Bradley J. Bell	29,643,938	892,533
Mr. Richard S. Grant	29,448,792	1,087,679

In addition to the directors listed above whose terms will expire in 2011, continuing directors whose terms will expire in 2009 are Mr. David J. D’Antoni, Mr. Perry W. Premdas and Mr. Allan R. Rothwell.  Continuing directors whose terms will expire in 2010 are Dr. Angelo C. Brisimitzakis and Mr. Timothy R. Snider.

2.	To ratify the appointment of Ernst & Young LLP as Compass’s independent auditors for fiscal year 2008.

Vote in Favor	Votes Against	Votes Abstaining
30,496,621	24,914	14,936

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	Form of Dividend Equivalents Agreement.
31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date:	July 29, 2008	/s/ Angelo C. Brisimitzakis
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date:	July 29, 2008	/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer