Form 10-Q
period 2008-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2008-10-29
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 24, 2008 was 32,425,039 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$11.8	$12.1
Receivables, less allowance for doubtful accounts of
$2.2 in 2008 and $1.8 in 2007	131.9	206.6
Inventories	143.8	128.4
Deferred income taxes, net	14.4	11.3
Other	7.2	7.3
Total current assets	309.1	365.7
Property, plant and equipment, net	389.9	396.8
Intangible assets, net	21.0	22.2
Other	32.8	35.3
Total assets	$752.8	$820.0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	93.5	104.9
Accrued expenses	26.9	29.0
Accrued salaries and wages	20.6	17.0
Income taxes payable	10.5	8.9
Accrued interest	4.9	1.2
Total current liabilities	160.5	165.1
Long-term debt, net of current portion	503.9	602.7
Deferred income taxes, net	19.3	12.6
Other noncurrent liabilities	39.6	44.2
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Common stock: $0.01 par value, 200,000,000 authorized shares;
35,367,264 issued shares	0.4	0.4
Additional paid-in capital	0.7	1.7
Treasury stock, at cost — 2,942,225 shares at September 30, 2008 and
3,025,449 shares at December 31, 2007	(5.6)	(5.7)
Accumulated deficit	(0.7)	(54.5)
Accumulated other comprehensive income	34.7	53.5
Total stockholders' equity (deficit)	29.5	(4.6)
Total liabilities and stockholders' equity (deficit)	$752.8	$820.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$237.4	$139.5	$779.4	$531.2
Shipping and handling cost	62.8	37.7	236.1	154.1
Product cost	97.8	69.3	332.4	254.6
Gross profit	76.8	32.5	210.9	122.5
Selling, general and administrative expenses	20.8	16.2	57.9	47.6
Operating earnings	56.0	16.3	153.0	74.9
Other (income) expense:
Interest expense	9.5	13.8	32.5	41.2
Other, net	2.9	(0.5)	5.5	(0.5)
Earnings before income taxes	43.6	3.0	115.0	34.2
Income tax expense (benefit)	14.9	(3.7)	35.6	4.6
Net earnings	$28.7	$6.7	$79.4	$29.6
Basic net earnings per share	$0.87	$0.20	$2.40	$0.90
Diluted net earnings per share	$0.87	$0.20	$2.39	$0.90
Cash dividends per share	$0.335	$0.32	$1.005	$0.96

Weighted-average shares outstanding (in thousands)
Basic	33,135	32,903	33,081	32,767
Diluted	33,201	32,988	33,155	32,904

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the nine months ended September 30, 2008
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Accumulated	Comprehensive
	Stock	Capital	Stock	Deficit	Income	Total
Balance, December 31, 2007	$0.4	$1.7	$(5.7)	$(54.5)	$53.5	$(4.6)
Dividends on common stock		(7.6)		(25.6)		(33.2)
Stock options exercised		4.0	0.1			4.1
Stock-based compensation		2.6				2.6
Comprehensive income:
Net earnings				79.4		79.4
Change in unrealized pension costs					-	-
Unrealized loss on cash flow hedges					(2.2)	(2.2)
Foreign currency translation adjustments					(16.6)	(16.6)
Total comprehensive income						60.6
Balance, September 30, 2008	$0.4	$0.7	$(5.6)	$(0.7)	$34.7	$29.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)
	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$79.4	$29.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	30.8	28.7
Finance fee amortization	0.9	1.0
Accreted interest	8.5	24.7
Loss on early extinguishment of long-term debt	5.1	-
Deferred income taxes	9.2	(13.7)
Other, net	1.5	1.9
Changes in operating assets and liabilities:
Receivables	72.6	21.3
Inventories	(18.8)	(4.3)
Other assets	(5.2)	1.6
Accounts payable and accrued expenses	(5.1)	-
Other noncurrent liabilities	(2.5)	(3.7)
Net cash provided by operating activities	176.4	87.1
Cash flows from investing activities:
Capital expenditures	(36.5)	(35.4)
Purchase of a business	-	(7.6)
Other, net	1.1	(0.3)
Net cash used in investing activities	(35.4)	(43.3)
Cash flows from financing activities:
Principal payments on long-term debt	(73.2)	(31.4)
Revolver activity	(33.9)	8.4
Call premium on redemption of debt	(4.2)	-
Dividends paid	(33.2)	(31.4)
Proceeds received from stock option exercises	1.7	0.3
Excess tax benefits from equity compensation awards	2.4	2.4
Net cash used in financing activities	(140.4)	(51.7)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	2.5
Net change in cash and cash equivalents	(0.3)	(5.4)
Cash and cash equivalents, beginning of the year	12.1	7.4
Cash and cash equivalents, end of period	$11.8	$2.0
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19.7	$16.4
Income taxes paid, net of refunds	21.5	10.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom. Its principal products are salt, consisting of sodium chloride, potassium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The company provides highway deicing products to customers in North America and the United Kingdom, and specialty fertilizer to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial foods, and other mineral-based products for consumer, agricultural and industrial applications.  Compass Minerals also provides records management services to businesses throughout the U.K.

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

2.	Inventories:

Inventories consist of the following (in millions):

	September 30,	December 31,
	2008	2007
Finished goods	$116.5	$105.1
Raw materials and supplies	27.3	23.3
Total inventories	$143.8	$128.4

3.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	September 30,	December 31,
	2008	2007
Land and buildings	$195.8	$197.7
Machinery and equipment	394.9	407.2
Furniture and fixtures	19.4	19.3
Mineral interests	175.8	181.0
Construction in progress	41.3	21.6
	827.2	826.8
Less accumulated depreciation and depletion	(437.3)	(430.0)
Net property, plant and equipment	$389.9	$396.8

4.	Intangible Assets, Net:

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships acquired in connection with the 2007 purchase of a records management business.  The SOP production rights and records management customer relationships are being amortized over 25 years and 7 years, respectively. Amortization expense was $0.3 million and $0.2 million during the three months ended September 30, 2008 and 2007, respectively, and $1.0 million and $0.8 million during the nine months ended September 30, 2008 and 2007, respectively.

5.	Income Taxes:

Income tax expense for the three months ended September 30, 2008 was $14.9 million, an increase of $18.6 million compared to a benefit of $3.7 million for the third quarter of 2007.  Income tax expense for the nine months ended September 30, 2008 was $35.6 million, an increase of $31.0 million compared to $4.6 million for the nine months ended September 30, 2007.  During the third quarter of 2007, the Company entered into a program with a taxing authority to begin the process of resolving an uncertain tax position and as a result, the Company reduced income tax expense by approximately $4.1 million.  In addition, the Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At September 30, 2008, the Company had approximately $47.2 million of gross federal net operating losses (“NOLs”) that expire in various years through 2026. The Company records valuation allowances for portions of its deferred tax assets primarily relating to NOLs that it does not believe are more likely than not to be realized.  As of September 30, 2008 and December 31, 2007, the Company’s valuation allowance was $4.9 million and $4.6 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.	Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2008	2007
12% Senior Subordinated Discount Notes due 2013 (a)	$109.8	$171.4
Term Loan due 2012	272.5	274.6
Incremental Term Loan due 2012	125.7	126.7
Revolving Credit Facility due 2010	-	34.1
	508.0	606.8
Less current portion	(4.1)	(4.1)
Long-term debt, net of current portion	$503.9	$602.7

(a)  In June 2008, the Company called $70.0 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with this transaction, the Company recorded a loss on the extinguishment of debt of $5.1 million in the second quarter of 2008, which included a call premium of $4.2 million and the write-off of deferred financing fees of $0.9 million for a proportionate amount of the discount notes.  On October 8, 2008, the Company called an additional $20.0 million of these notes (Note 13).

7.	Pension Plans:

The components of net periodic benefit cost for the three-and nine months ended September 30, 2008 and 2007 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost for benefits earned during the year	$0.1	$0.2	$0.4	$0.6
Interest cost on projected benefit obligation	1.2	1.0	3.5	3.1
Return on plan assets	(1.3)	(1.2)	(3.9)	(3.6)
Net amortization	-	0.2	-	0.4
Curtailment loss	-	-	-	0.2
Net pension expense	$-	$0.2	$-	$0.7

During the nine months ended September 30, 2008, the Company made $1.0 million of contributions to its pension plans.

8.	Commitments and Contingencies:

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

9.	Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended September 30, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$161.2	$73.4	$2.8	$237.4
Intersegment sales	-	5.0	(5.0)	-
Shipping and handling cost	57.0	5.8	-	62.8
Operating earnings (loss)	23.1	42.3	(9.4)	56.0
Depreciation, depletion and amortization	6.7	2.5	0.8	10.0
Total assets	520.0	178.7	54.1	752.8

	Three Months Ended September 30, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$107.8	$29.1	$2.6	$139.5
Intersegment sales	0.1	3.5	(3.6)	-
Shipping and handling cost	33.1	4.6	-	37.7
Operating earnings (loss)	15.7	7.7	(7.1)	16.3
Depreciation, depletion and amortization	7.0	2.3	0.2	9.5
Total assets	521.4	153.5	46.7	721.6

	Nine Months Ended September 30, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$595.3	$175.1	$9.0	$779.4
Intersegment sales	0.3	15.3	(15.6)	-
Shipping and handling cost	217.1	19.0	-	236.1
Operating earnings (loss)	97.5	81.1	(25.6)	153.0
Depreciation, depletion and amortization	21.5	7.4	1.9	30.8

	Nine Months Ended September 30, 2007
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$426.9	$96.7	$7.6	$531.2
Intersegment sales	0.3	9.5	(9.8)	-
Shipping and handling cost	139.8	14.3	-	154.1
Operating earnings (loss)	72.7	24.3	(22.1)	74.9
Depreciation, depletion and amortization	21.1	7.0	0.6	28.7

(a)  “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

10.	Stockholders’ Equity and Equity Instruments:

During 2008, the Company has granted 103,700 options and 32,700 restricted stock units to certain key employees under its 2005 Incentive Award Plan.  The Company’s stock price on the grant date for each award was used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”).  The options vest ratably on each anniversary date over a four-year service period.  Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. Both types of instruments entitle the holders to receive non-forfeitable dividends or other distributions equal to and at the same time as those declared on the Company’s common stock.

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and fair values for options granted during the first nine months of 2008 is included in the table below. The weighted average grant date fair value of these options was $16.46.

Range
Fair value of options granted	$11.53 - $21.14
Exercise price	$55.12 - $78.53
Expected term (years)	3 – 6
Expected volatility	27.5% - 35.5%
Dividend yield(a)	0%
Risk-free rate of return	1.67% - 3.08%
(a) The assumed dividend yield reflects the non-forfeiting dividend feature.

During the nine months ended September 30, 2008, the Company reissued 82,594 shares of treasury stock related to the exercise of stock options and 630 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  The Company recorded additional tax benefits of $2.4 million from its equity compensation awards as additional paid-in capital. Stock-based compensation expense was $1.0 million and $0.7 million during the three months ended September 30, 2008 and 2007, respectively, and $2.6 million and $1.9 million during the nine months ended September 30, 2008 and 2007, respectively.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2008.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2007	652,041	$25.15	121,525	$28.80
Granted	103,700	55.70	32,700	55.74
Cancelled	(647)	47.58	(232)	45.78
Exercised	(82,594)	20.70	-	-
Outstanding at September 30, 2008	672,500	$30.38	153,993	$34.49

Other Comprehensive Income

The Company’s comprehensive income consists of net earnings, amortization of the unrealized net pension costs, and the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.

The components of and changes in accumulated other comprehensive income as of and for the nine months ended September 30, 2008 are provided below (in millions):

	Balance		Balance
	December 31,	2008	September 30,
	2007	Change	2008
Unrealized net pension costs	$(5.2)	$-	$(5.2)
Unrealized loss on cash flow hedges	(3.2)	(2.2)	(5.4)
Cumulative foreign currency translation adjustment	61.9	(16.6)	45.3
Accumulated other comprehensive income	$53.5	$(18.8)	$34.7

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable tax impact of $1.4 million.

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

	September 30, 2008	Level One	Level Two
Assets:
Trading securities	$4.2	$4.2	$-
Total Assets	$4.2	$4.2	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(4.2)	$(4.2)	$-
Derivatives – natural gas swaps	(4.5)	-	(4.5)
Derivatives - interest rate swaps	(4.2)	-	(4.2)
Total Liabilities	$(12.9)	$(4.2)	$(8.7)

12.	Earnings per Share:

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net earnings	$28.7	$6.7	$79.4	$29.6
Denominator:
Weighted average common shares outstanding,
shares for basic earnings per share (a)	33,135	32,903	33,081	32,767
Weighted average stock options outstanding (b)	66	85	74	137
Shares for diluted earnings per share	33,201	32,988	33,155	32,904
Earnings per share, basic	$0.87	$0.20	$2.40	$0.90
Earnings per share, diluted	$0.87	$0.20	$2.39	$0.90

(a) Includes the weighted-average number of participating securities outstanding during the period unless securities are anti-dilutive due to a net loss.

(b) For the calculation of diluted earnings per share, the Company uses the treasury stock method to determine the weighted-average number of outstanding common shares unless the securities are anti-dilutive due to a net loss.

13.	Subsequent Event:

On October 8, 2008, the Company called $20.0 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with this transaction, the Company recorded a loss on the extinguishment of debt of $1.5 million in the fourth quarter of 2008, which included a call premium of $1.2 million and the write-off of deferred financing fees of $0.3 million for a proportionate amount of the discount notes.

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

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the non-winter quarters when we build our inventory levels.  The 2007 – 2008 winter season in our North American markets was more severe than normal.  By contrast, the prior year North American winter season (2006 – 2007) was milder than normal.  Our U.K. subsidiary experienced the second consecutive year of significantly milder than normal weather.

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Agricultural activities may also be responsive to economic factors as they may impact the amount or type of crop grown in certain locations or the type of fertilizer product used.  However, high-value or chloride-sensitive crop quality and yields tend to decline when alternative fertilizer products are used.  Worldwide consumption of standard potash has increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  Additionally, relatively high energy prices have improved the economics of ethanol and bio-diesel production which utilize agricultural products as feedstock.  The increased demand and limited supply of potash at current capacity levels, has led to improved overall potash market prices.

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

Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride (“KCl”), a deicing and water conditioning agent and feed-stock used in making our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumptions of electricity with relatively stable, rate-regulated pricing, and natural gas which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward contracts up to 36 months in advance of purchases.  We purchase KCl under long-term supply contracts.  The market price for KCl has increased significantly in recent years, causing continued price increases under our contract.  Although we cannot predict future changes in market prices for KCl, our 2008 per ton costs are higher than 2007. Under the long-term supply contracts, our cost for KCI is below current market prices.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business, including sales of $2.8 million and $2.6 million for the three months ended September 30, 2008 and 2007, respectively, and $9.1 million and $7.6 million for the nine months ended September 30, 2008 and 2007, respectively, are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Salt Sales (in millions)
Salt sales	$161.2	$107.8	$595.3	$426.9
Less: salt shipping and handling	57.0	33.1	217.1	139.8
Salt product sales	$104.2	$74.7	$378.2	$287.1
Salt Sales Volumes (thousands of tons)
Highway deicing	1,837	1,237	8,083	6,339
Consumer and industrial	647	524	1,975	1,607
Total tons sold	2,484	1,761	10,058	7,946
Average Salt Sales Price (per ton)
Highway deicing	$39.72	$33.12	$41.54	$36.67
Consumer and industrial	136.32	127.60	131.39	121.00
Combined	64.87	61.21	59.18	53.72
Specialty Fertilizer (SOP) Sales (in millions)
Specialty fertilizer sales	$73.4	$29.1	$175.1	$96.7
Less: SOP shipping and handling	5.8	4.6	19.0	14.3
Specialty fertilizer product sales	$67.6	$24.5	$156.1	$82.4
Specialty Fertilizer Sales Volumes (thousands of tons)	98	86	332	308
Specialty Fertilizer Average Sales Price (per ton)	$752.45	$341.04	$527.91	$314.46

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales

Sales for the third quarter of 2008 of $237.4 million increased $97.9 million, or 70% compared to $139.5 million for the same quarter of 2007. Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Shipping and handling costs increased from $37.7 million in the third quarter of 2007 to $62.8 million in the third quarter of 2008 due primarily to higher sales volumes during the third quarter of 2008 when compared to the same period of 2007, although the higher price of fuel and transportation services have increased our per unit cost of shipping products to our customers.

Product sales for the third quarter of 2008 of $171.8 million increased $72.6 million, or 73% compared to $99.2 million for the same period in 2007 reflecting higher sales volumes and pricing of both salt and specialty potash fertilizer products.

Salt product sales for the third quarter of 2008 of $104.2 million increased $29.5 million, or 39% compared to $74.7 million for the same period in 2007 due primarily to higher salt sales volumes.  Salt sales volumes in 2008 grew by 0.7 million tons or 41% over 2007 principally to early-fill deicing sales which, when combined with the improved product mix, increased product sales by approximately $24 million.  In addition, price improvements increased product sales by $5 million.

Specialty potash fertilizer product sales for the third quarter of 2008 of $67.6 million increased $43.1 million, or 176% compared to $24.5 million for the same period in 2007 due primarily to higher pricing for specialty potash fertilizer products.  Product sales price improvements and higher sales volumes contributed approximately $41 million and $2 million, respectively, to the product sales increase.

Gross Profit

Gross profit for the third quarter of 2008 of $76.8 million increased $44.3 million or 136% compared to $32.5 million in the third quarter of 2007, mainly reflecting the product sales price improvements of specialty potash fertilizer products and salt products totaling approximately $46 million.  Sales volumes, principally salt, contributed approximately $9 million to the increase in gross profit.  These gross profit improvements were partially offset by higher per unit costs at our production facilities, primarily our solar evaporation production facility in Ogden, Utah.  Much of the higher per unit costs incurred at our Ogden facility in the third quarter of 2008 were a result of higher raw materials, royalties and maintenance costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2008 of $20.8 million increased $4.6 million, or 28% compared to $16.2 million for the same period of 2007.  The increase in expense for 2008 is primarily due to higher employee compensation and benefits due to variable compensation expense resulting from improved financial performance and investments in personnel to support ongoing growth and productivity initiatives.  We also incurred higher costs for consumer and industrial promotional activities, principally in support of new product development.

Interest Expense

Interest expense for the third quarter of 2008 of $9.5 million decreased $4.3 million compared to $13.8 million for the same period in 2007. This decrease is primarily due to the refinancing of our 12 ¾% senior discount notes in the fourth quarter of 2007 with lower-rate incremental term loan under our senior secured credit agreement and lower average level of borrowings outstanding including the early extinguishment of $70 million of our 12% senior subordinated discount notes in June of 2008.

Other Expense, Net

In the third quarter of 2008, other expense includes $2.9 million of foreign currency exchange losses.  The same period in 2007 primarily includes foreign exchange gains.

Income Tax Expense (Benefit)

Income tax expense of $14.9 million for the three months ended September 30, 2008 increased from a benefit of $3.7 million for the same period in 2007 primarily reflecting a higher level of pre-tax income in 2008.  During the third quarter of 2007, the Company entered into a program with a taxing authority to begin the process of resolving an uncertain tax position and as a result, the Company reduced income tax expense by approximately $4.1 million.  In addition, our effective tax rate for the three months ended September 30, 2008 increased due to higher pre-tax income in 2008 and the effects of refinements made in the third quarter to the expected full-year tax rate.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest and penalties on uncertain tax positions and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Sales

Sales for the nine months ended September 30, 2008 of $779.4 million increased $248.2 million, or 47% compared to $531.2 million for the nine months ended September 30, 2007.  Shipping and handling costs were $236.1 million during the first nine months of 2008, an increase of $82.0 million compared to $154.1 million for the same period in 2007.  The increase in shipping and handling costs primarily reflects the higher sales volumes of salt and specialty fertilizer products for the nine months ended September 30, 2008 when compared to same period of 2007, and the impact of higher per unit transportation costs, principally due to fuel surcharges.

Product sales for the nine months ended September 30, 2008 of $534.3 million increased $164.8 million, or 45% compared to $369.5 million for the same period in 2007.  This increase reflects improvements in both the salt and specialty fertilizer segments as discussed below.

Salt product sales of $378.2 million for the nine months ended September 30, 2008 increased $91.1 million or 32% compared to $287.1 million in 2007 reflecting price improvements and higher sales volumes in 2008.  The severe winter weather in our North American markets during the first quarter of 2008 compared to the milder-than normal weather of 2007 has led to higher year-to-date sales volumes for highway deicing and consumer and industrial products which was supplemented by higher sales volumes of non-seasonal consumer and industrial products.  Salt sales volumes in 2008 grew by 2.1 million tons or 27% over 2007 levels, which, when combined with the improved customer and product mix, increased sales by approximately $72 million.  Price improvements, net of higher shipping and handling, contributed approximately $6 million in additional product sales.  The strengthening of the Canadian dollar compared to exchange rates during the first half of 2008 further boosted product sales, adding approximately $13 million to 2008 product sales.  In the U.K., we experienced the second consecutive mild winter weather season keeping sales levels lower than would be expected with normal amounts of winter weather precipitation, but slightly higher when compared to 2007.

SOP product sales of $156.1 million for the nine months ended September 30, 2008 increased $73.7 million or 89% over the $82.4 million in product sales during the same period in 2007 as improvements in both price and volume reflect the strong demand and limited supply of potash products generally, both domestically and abroad.  Higher product sales prices yielded approximately $68 million over the same period of the prior year.  We believe the market for fertilizer products has responded to economic factors which have increased worldwide demand for crop nutrients, including the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these have affected the agricultural markets and the demand for all types of potash fertilizer products, including SOP.

Gross Profit

Gross profit for the nine months ended September 30, 2008 of $210.9 million increased $88.4 million, or 72% compared to $122.5 million for the same period in 2007.  As a percent of total sales, 2008 gross margin increased by 4% to 27%.  These improvements primarily reflect the higher average salt and SOP product sales prices totaling approximately $74 million, and increased sales volumes together with improved product and customer mix as discussed above totaling approximately $26 million.  Our per unit product costs were higher in the first nine months of 2008, principally reflecting differences in the cost of beginning inventory, higher costs for raw materials and consumer product mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2008 nine month period of $57.9 million increased $10.3 million, or 22% compared to $47.6 million for the same period of 2007.  The increase in expense for 2008 is primarily due to higher employee compensation and benefits primarily due to variable compensation expense resulting from improved financial performance and investments in personnel to support ongoing growth and productivity initiatives.  We also incurred higher costs for consumer and industrial promotional activities, principally in support of new product development.

Interest Expense

Interest expense for the nine months ended September 30, 2008 of $32.5 million decreased $8.7 million compared to $41.2 million for the same period in 2007.  This decrease is primarily due to the refinancing of our 12¾% senior discount notes in the fourth quarter of 2007 with a lower-rate incremental term loan under our senior secured credit agreement, the early extinguishment of $70 million of our 12% senior subordinated discount notes in June of 2008 and lower interest rates on our floating-rate debt.

Other expense, net

Other expense of $5.5 million for the nine months ended September 30, 2008 primarily consists of a call premium of $4.2 million and a write-off of $0.9 million related to the early extinguishment of $70.0 million of the Company’s 12% senior subordinated discount notes.

Income Tax Expense

Income tax expense of $35.6 million for the nine months ended September 30, 2008 increased $31.0 million from $4.6 million for the same period in 2007 primarily reflecting the higher level of pre-tax income in 2008.  During the third quarter of 2007, the Company entered into a program with a taxing authority to begin the process of resolving an uncertain tax position and as a result, the Company reduced income tax expense by approximately $4.1 million.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $11.8 million as of September 30, 2008 decreased $0.3 million over December 31, 2007.  The strong winter season sales generated operating cash flows of $176.4 million for the first nine months of 2008, an $89.3 million increase when compared to 2007.  We used those cash flows principally to fund capital expenditures of $36.5 million, pay $33.2 million of dividends on our common stock, repay $107.1 million of our long-term debt, including a $70 million partial call of our 12% senior subordinated discount notes and repaying $33.9 million of borrowings on our revolving credit facility which were outstanding as of December 31, 2007.

As of September 30, 2008, we had $508.0 million of principal indebtedness including $109.8 million of senior subordinated discount notes and $398.2 million of term loan borrowings under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  No amounts were borrowed under our revolving credit facility as of September 30, 2008. We had $10.1 million of outstanding letters of credit as of September 30, 2008, leaving our borrowing availability at $114.9 million.

Our 12% subordinated discount notes became fully-accreted on June 1, 2008 with subsequent interest expense to be paid semi-annually in cash.  The notes mature in 2013.  We are continuing to monitor the credit markets and our cash flows to evaluate the economics of refinancing or repaying that debt.  On October 8, 2008, we called an additional $20.0 million of our 12% Senior Subordinated Discount Notes due 2013. We believe our cash flows from operations and borrowing availability under the revolving credit agreement will allow us the liquidity to pay cash interest on our indebtedness without materially adversely affecting our financial condition.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our subordinated discount notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture which limit the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of September 30, 2008, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the subordinated discount notes when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, but we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Nine months ended September 30, 2008 and 2007

Net cash flows provided by operating activities for the nine months ended September 30, 2008 were $176.4 million, an increase of $89.3 million compared to $87.1 million for the nine months ended September 30, 2007.  Of these amounts, approximately $48.7 million and $17.0 million for 2008 and 2007, respectively, were generated by net working capital reductions.  These working capital changes are indicative of the seasonal nature of our deicing products and will vary with the severity and timing of the winter weather in the markets we serve.

Net cash flows used by investing activities of $35.4 million and $43.3 million for the nine months ended September 30, 2008 and 2007, respectively, resulted from capital expenditures of $36.5 million and $35.4 million respectively, and for 2007, also included $7.6 million of expenditures for the acquisition of a records management business.  Capital expenditures for 2008 include costs for our expansion and productivity projects at our Goderich mine and Great Salt Lake evaporation ponds and SOP processing plant.  Our Goderich mine expansion project is designed to increase that mine’s production capacity by 750,000 tons by the end of 2008.  At the Great Salt Lake, we are initially upgrading our SOP processing plant and modifying existing ponds to improve productivity, and conducting engineering and permitting activities to support our longer-term SOP evaporation pond expansion project.  The remaining capital expenditures were primarily for routine replacements.

Financing activities during the 2008 nine-month period used $140.4 million of cash flows, primarily to make $111.3 million of payments to reduce our outstanding debt and $33.2 million of dividend payments.  During 2007, we used cash in financing activities of $51.7 million, primarily for dividend payments of $31.4 million and net debt reduction of $23.0 million.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date:	October 29, 2008	/s/ Angelo C. Brisimitzakis
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date:	October 29, 2008	/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer