Form 10-K
period 2008-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2009-02-20
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,“ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑                                                   Accelerated filer  ☐
Non-accelerated filer   ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,612,161,142, based on the closing sale price of $80.56 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 13, 2009 was 32,460,317 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Document                                                                                           Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of                                                                                                            Part III, Items 10, 11, 12, 13 and 14
Stockholders to be held May 6, 2009 (Proxy Statement)

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report. Factors that could cause actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	general business and economic conditions;

•	governmental policies affecting the highway maintenance programs or agricultural industry in localities where we or our customers operate;

•	weather conditions;

•	the impact of competitive products;

•	pressure on prices realized by us for our products;

•	constraints on supplies of raw materials used in manufacturing certain of our products or the lack of availability of transportation services;

•	our ability to attract and retain skilled personnel or a disruption in our workforce;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	difficulties or delays in receiving required governmental and regulatory approvals;

•	market acceptance issues, including the failure of products to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	the costs and effects of legal proceedings, including environmental and administrative proceedings involving us;

•	customer expectations about future potash market prices and availability and agricultural economics;

•	volatility in credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability; and

•	other risk factors included in this Form 10-K and reported from time to time in our filings with the SEC. See “Where You Can Find More Information.”

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from internal company surveys, market research, consultant surveys, publicly available information and industry publications and surveys. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental United States and Canada, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North American consumer and industrial salt are generally based on historical sales volumes, (b) North American highway deicing salt are generally based on historical production capacity, (c) sulfate of potash are generally based on historical sales volumes and (d) United Kingdom highway deicing salt sales are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons.” One short ton equals 2,000 pounds.  Except where otherwise noted, all amounts are in U.S. dollars.

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

Unless the context requires otherwise, references in this annual report to the “Company,” “Compass,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries collectively.

ITEM 1.	BUSINESS

 COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer and magnesium chloride. We currently operate 10 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire.  The salt products are used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, agricultural and industrial applications. Compass Minerals is North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf.  In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, England.  Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs.
Prior to the initial public offering (“IPO”) of our common stock in December 2003, Compass Minerals was privately owned by Apollo Management V, L.P. (“Apollo”), Mosaic Global Holdings Inc. (“Mosaic”), co-investors and management.  On December 17, 2003, we completed an IPO of 16,675,000 shares of CMP common stock, par value $0.01 per share. The shares sold in the IPO were shares previously owned by stockholders, primarily Apollo and Mosaic, so the Company did not receive any of the IPO proceeds.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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

SALT SEGMENT

Salt is indispensable and enormously versatile with more than 14,000 uses. In addition, there is an absence of cost-effective alternatives. As a result, our cash flows have not been materially impacted by economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high-grade quality and among the most extensive in the world, and because we use effective mining techniques and efficient production processes.
Through our salt segment we mine, produce, process and distribute sodium chloride and magnesium chloride in North America and the United Kingdom, including rock, evaporated and solar salt and liquid and flake magnesium chloride. We also purchase potassium chloride and calcium chloride to sell as finished products.  Our products are marketed primarily in the United States, Canada and the United Kingdom. Salt is used in a wide variety of applications, including as a deicer for both highway and consumer use (rock salt and specialty deicers which include pure or blended magnesium chloride, potassium chloride and calcium chloride salts with sodium chloride), an ingredient in the production of chemicals for paper bleaching, for water treatment and a variety of other industrial uses, as a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds,  an essential component in both industrial and residential water softeners and as an additive to aid in the disinfection of spas and swimming pools. The demand for salt has historically remained relatively stable during periods of rising prices and during economic cycles due to its relatively low cost and high value with a diverse number of end uses.
However, demand for deicing products is affected by changes in winter weather conditions. On average, over the last three years, approximately 70% of our deicing product sales (or 37% of consolidated sales) occurred during the months of November through March when winter weather was most severe.

Salt Industry Overview
The salt industry is characterized by modest growth and steady price increases across various grades. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing, and nutritional supplements for animal stock. We estimate that the consumption of rock salt in North America is 28 million tons per year (21 million tons per year in the markets we serve), while the consumer and industrial market totals 10 million tons per year. In the United Kingdom, we estimate that the size of the highway deicing market is 2 million tons per year. According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2006, the production of salt used in highway deicing and for consumer and industrial products in the United States has increased at an historical average of approximately 1% per year.
Salt prices vary according to purity from the lowest grade (rock salt) to the highest grade salt (food grade salt) at over $400 per ton. The price difference between rock and food grade salt reflects, among other things, the more extensive refining and packaging processes for a purer-grade salt. According to the latest USGS data, during the thirty-year period ending 2007, prices for salt used in highway deicing and consumer and industrial products in the United States have increased at an historical average of approximately 3% - 4% per year. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by manufacturers located in close proximity to their customers.

Processing Methods
Our current production capacity, including salt and other minerals purchased under long-term contracts, is approximately 15.4 million tons of salt per year.  Mining, other production activities and packaging are currently conducted at 10 of our facilities.  Finished product is purchased from a supplier under contracts at three facilities.  The three processing methods we use to produce salt are summarized below.

Underground Rock Salt Mining - We use a drill and blast mining technique at our North American underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. At our Winsford, U.K. facility, we also use a continuous mining process. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is primarily sold as our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 84% of our current annual salt production capacity.   See Item 1A, “Risk Factors - Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.”

Mechanical Evaporation - The mechanical evaporation method involves obtaining salt brine from underground salt deposits through a series of brine wells and subjecting that

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

salt-saturated brine to vacuum pressure and heat generated by an energy source to precipitate and crystallize salt. The resulting product has both a high purity and uniform physical shape. Evaporated salt is primarily sold through our consumer and industrial salt product lines. Mechanical evaporation represents approximately 6% of our current annual salt production capacity.

Solar Evaporation - The solar evaporation method is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is sold through both our consumer and industrial salt product lines and in our highway deicing applications. Solar evaporation represents approximately 10% of our current annual salt production capacity.
We also produce magnesium chloride through the solar evaporation process. We precipitate sodium chloride and potassium-rich salts from the brine, leaving a concentrated magnesium chloride.  This resulting concentrated brine becomes the raw material used to produce several magnesium chloride products which are sold through both our consumer and industrial and highway deicing product lines.

Operations and Facilities
United States - Our Central and Midwestern United States consumer and industrial customer base is served primarily by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from a supplier’s facility in Michigan. The Cote Blanche, Louisiana rock salt mine serves chemical customers and agricultural customers in the Southern and Midwestern United States, and highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers (and their major tributaries). Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the Midwestern and Western United States’ consumer and industrial markets, provides salt for chemical applications and highway deicing, and provides magnesium chloride which is used in deicing, dust control and soil stabilization applications. The production capacity for salt at our Ogden facility is currently only limited by demand. We also own and operate two salt packaging facilities in Illinois and Wisconsin, which serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern United States.

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

United Kingdom - Our United Kingdom highway deicing customer base is served by the Winsford rock salt mine in Northwest England.

The following table shows the current annual production capacity and type of salt produced at each of our owned or leased production locations:

Location	Annual Production Capacity (tons)	Product Type
North America
Goderich, Ontario Mine (a)	7,250,000	Rock salt
Cote Blanche, Louisiana Mine	3,200,000	Rock salt
Ogden, Utah:
Salt Plant	1,500,000	Solar salt
Magnesium Chloride Plant	500,000	Magnesium chloride
Lyons, Kansas Plant	450,000	Evaporated salt
Unity, Saskatchewan Plant	175,000	Evaporated salt
Goderich, Ontario Plant	175,000	Evaporated salt
Amherst, Nova Scotia Plant	120,000	Evaporated salt
United Kingdom
Winsford, Cheshire Mine	2,000,000	Rock salt

(a) We essentially completed the first phase of our Goderich mine expansion project in 2008, increasing our capacity to approximately 7,250,000 tons.  The second phase of our Goderich mine expansion project is expected to increase our capacity to approximately 9,000,000 tons by adding 1,000,000 tons in 2010 with the remaining 750,000 tons available in 2012.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Salt production, including magnesium chloride, at these facilities totaled an aggregate of 13.4 million tons, 10.7 million tons and 11.4 million tons for the years ended December 31, 2008, 2007 and 2006, respectively.  Variations in production volumes are typically entirely attributable to variations in the winter season weather ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.  In 2008, we essentially completed the first phase of an expansion project at our Goderich rock salt mine which increased our annual capacity by 750,000 tons, beginning in 2009.  The second phase of this expansion project, scheduled to partially come on-line during 2010 with full availability in 2012, is expected to add 1.75 million tons of additional capacity, increasing that mine’s annual capacity to 9.0 million tons.
Salt is found throughout the world and, where it is commercially produced, it is typically deposited in extremely large quantities. Our mines at Goderich, Cote Blanche and Winsford, as well as at our other operating facilities, have access to vast mineral deposits. In most of our production locations, we estimate the recoverable salt to reach nearly 100 years of reserves at current production rates and capacities. Our rights to extract those minerals may currently be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
Our underground mines in Canada (Goderich, Ontario), the United States (Cote Blanche, Louisiana) and the United Kingdom (Winsford, Cheshire) make up 84% of our salt producing capacity (see Item 1A. “Risk Factors - Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.”). Each of these mines is operated with modern mining equipment and utilize subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive conveyor systems. We believe our properties and our operating equipment are maintained in good working condition.
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
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 49, 43 and 163 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 144, 92 and 27 years, respectively. Our mineral interests are amortized on an individual basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, the results of reserve studies completed by a third-party geological engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by us with the reasonable expectation of reliably operating the mines on a long-term basis. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt, requires proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality.  Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
We package salt products at two additional facilities. The table below shows the packaging capacity at each of these facilities:

Location	Annual Packaging Capacity (tons)
Kenosha, Wisconsin	150,000
Chicago, Illinois	150,000

We also have long-term contracts to purchase finished salt and potassium chloride from a supplier at three North American locations.  One of these locations has a minimum purchasing commitment for evaporated salt.

Products and Sales - We sell our salt products as highway deicing salt (including liquid magnesium chloride and calcium chloride) and consumer and industrial salt (including flake magnesium chloride, calcium chloride and KCl). Highway deicing, including salt sold to chemical customers, constituted approximately 46% of our gross sales in 2008. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway deicing salt is sold primarily through an annual tendered bid contract process as well as through some longer-term contracts, with price, product quality and delivery being the primary competitive market factors (see Item 1A. “Risk Factors - Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.  Additionally, our business is subject to numerous laws and regulations with which we must comply in order to obtain contracts with governmental entities). Some sales also occur through a negotiated sales contract with third party customers, particularly in the U.K. In North America, the locations of the salt sources and distribution outlets also play a significant role in determining a supplier. We have an extensive network of approximately 75 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi, and Ohio River systems (and their major tributaries) where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt and liquid magnesium chloride from our Ogden, Utah facility are also used for highway deicing in the Western and upper Midwest regions of the U.S.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

We produce highway deicing salt in the United Kingdom at our mining facility at Winsford, Cheshire, the largest rock salt mine in the United Kingdom. We believe our superior production capability and favorable logistics enhance our ability to meet peak winter demands. Because of our strong position, we are recognized as a key strategic provider by the United Kingdom’s Highway Agency. As such, we help the Highway Agency develop standards for deicing products and services that are provided to them through their deicing application contractors. In the United Kingdom approximately 75% of our highway deicing business is on multi-year contracts.
Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately 70% of our deicing product sales (or 37% of consolidated sales) occurred during the months of November through March when winter weather was most severe. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern United States where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A, “Risk Factors — The seasonal demand for our products and the variations in our cash flows from quarter to quarter as a result of weather conditions may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
Our principal chemical customers are producers of intermediate chemical products used in the production of vinyls and other chemicals and pulp and paper as well as water treatment and a variety of other industrial uses. Our customers do not have a captive source of brine. Distribution into the chemical market is made primarily through multi-year supply agreements, which are negotiated privately. Price, service, product quality and security of supply are the major competitive market factors.
Sales of our consumer and industrial products accounted for approximately 33% of our 2008 gross sales. We are the third largest producer of consumer and industrial salt products in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer ice control, food processing, pool salt, agricultural applications, as well as a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in North America. Our Sifto® brand is well recognized in the Canadian market.
The consumer and industrial salt market is driven by strong customer relationships. Sales in the consumer and industrial product line occur through retail channels, such as building supply, hardware, grocery stores, mass merchants and feed suppliers. Distribution in the consumer and industrial product line is channeled through a direct sales force located in various parts of our service territories who sell products to distributors, dealers and end users. We also maintain a network of brokers who sell table salt, consumer deicing products and water conditioning products. These brokers service wholesalers, grocery chains and retailers, as well as the food-service industry.
The table below shows our shipments of salt products:

	Year ended December 31,
	2008		2007		2006
(thousands of tons)	Tons	%	Tons	%	Tons	%
Highway Deicing	12,237	81	10,373	81	8,185	78
Consumer and Industrial	2,852	19	2,412	19	2,313	22
Total	15,089	100	12,785	100	10,498	100

Competition - We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America but these mostly impact the East Coast and West Coast of the United States where we have minimal positions. In the United Kingdom, there are two other companies that produce highway deicing salt, one in Northern England and the other in Northern Ireland. There are no significant imports of highway deicing salt into the United Kingdom (see Item 1A, “Risk Factors — Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agricultural markets, and supply and demand imbalances for competing potash products can also impact the price of our products”).

SPECIALTY FERTILIZER SEGMENT

Fertilizers in general serve a significant role in efficient crop production around the world.  Potassium is a vital nutrient in fertilizer which assists in regulating plants’ growth and improving durability. Potassium is used in the two major forms of potash fertilizer, sulfate of potash ("SOP") and muriate of potash ("MOP"). SOP is primarily used as a specialty fertilizer, providing essential potassium to increase the yield and quality of crops which tend to be, though are not necessarily, high-value or chloride-sensitive, such as vegetables, fruits, tea, potatoes, nuts, tobacco and turf grass. We are the leading SOP producer and marketer in North America and we market SOP products internationally also. We offer several grades of SOP which are designed to better serve the special needs of our customers. Our SOP plant is the largest in North America and one of only three natural solar SOP plants in the world. In 2008, the specialty fertilizer segment accounted for approximately 20% of our gross sales.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Potash Industry Overview
The annual worldwide consumption of all potash fertilizers is approximately 65 million tons. MOP, or potassium chloride, is the most common source of potassium and accounts for approximately 89% of all potash consumed in fertilizer production. SOP represents approximately 10% of potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, nitrate of potassium and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide (K2O) and different combinations of co-nutrients.
MOP is the least expensive form of potash fertilizer based on the concentration of K2O and consequently, it is the most widely used potassium source for most crops. World-wide consumption of standard potash has increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  Additionally, throughout much of 2008, relatively high energy prices improved the economics of ethanol and bio-diesel production which utilize agricultural products as feedstock.  The increased demand and limited supply of potash at current capacity levels, has led to improved overall potash market prices, most significantly in 2008.
SOP (containing approximately 50% K2O) is utilized by growers for many high-value crops, especially where there are needs for fertilizers with low chloride content. The use of SOP has been scientifically proven to improve the yield or quality of certain crops.  Examples of crops where SOP is utilized to increase yield or quality include tobacco, tea, potatoes, citrus fruits, grapes, almonds, some vegetables and on turfgrass, including turf for golf courses. The increased demand and resulting significant price increases for MOP has favorably impacted market conditions for specialty potash fertilizers which are sold at a premium to MOP (see Item 1A, “Risk Factors — Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agricultural markets, and supply and demand imbalances for competing potash products can also impact the price of our products”).  Approximately 63% of our annual SOP sales volumes in 2008 were made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Operations and Facilities
All of our SOP production is located at the Great Salt Lake west of Ogden, Utah. It is the largest SOP production facility in North America. The evaporation facility utilizes solar energy and operates over 40,000 acres of evaporation ponds to produce salt, SOP and magnesium chloride from the brine of the Great Salt Lake. The property utilized in our operation is both owned and leased under annually renewing leases. This facility currently has the capacity to produce approximately 450,000 tons of SOP, approximately 500,000 tons of magnesium chloride, and over 1.5 million tons of salt annually. These recoverable minerals exist in vast quantities in the Great Salt Lake. We believe the recoverable minerals exceed 100 years of reserves at current production rates and capacities and are so vast that quantities will not be significantly impacted by our production. Our rights to extract these minerals are contractually limited although we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to continue extracting minerals.
The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high purity SOP in our production facility that has been in operation since 1967.  We believe that our property and operating equipment are maintained in good working condition.
We also use KCl as a raw material feedstock to supplement the Company’s solar harvest. We currently have a long-term contract with a supplier for the purchase of KCl that is subject to annual price changes based on prior year changes in the market price of KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our supply contract.  However, due to the time lag for the contract price adjustment, our contract pricing has been favorable to market since 2005. Although we cannot predict future changes in market prices for KCl, our 2008 per ton costs are higher than 2007 and we expect our 2009 per ton cost to increase modestly from the 2008 cost (see Item 1A. “Risk Factors – Our production process consumes large amounts of natural gas, steam and electricity.  Additionally, KCl is a raw material feedstock used to supplement our SOP solar harvest, produce some of our deicing products and sell for water conditioning applications.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations”).
In late 2007, we began the initial phase of a multi-phased plan to strengthen our solar pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds (see Item 1A. “Risk Factors - Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities”).  The initial phase includes modification and yield improvements to our existing solar evaporation ponds and increases in the processing capacity of our plant. These improvements are expected to increase our solar pond-based SOP production capacity progressively through 2011, achieving approximately 100,000 additional tons annually.  In addition to this initial yield improvement phase, we are planning to add new solar evaporation ponds to our existing pond acreage to produce more SOP feedstock in order to further reduce our need to purchase higher cost potassium chloride. During 2008, we secured leases on approximately 62,000 additional acres on and around the Great Salt Lake (and adjacent to our existing solar ponds) which we believe to be suitable for mineral extraction.  We are currently seeking the permits required to develop 70,000 acres, which includes 8,000 underdeveloped acres previously leased, into solar evaporation ponds.  To this end, we are currently participating in an environmental study and performing other

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

activities required of us in order to obtain the permits which would allow us to expand our solar evaporation ponds. The final scope of the second phase will be determined following our detailed engineering analysis and the Army Corps of Engineers’ comprehensive permitting process.  We do not expect to begin construction on the additional solar ponds before 2010.  There can be no assurance that these permits will be received on all or any portion of these leased lands, nor if received, that the lands will be developed to produce marketable product. See Item 1A. “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from governmental authorities.

Products and Sales - Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. We generally export SOP through major trading companies. International SOP sales volumes in 2008 were 37% of our annual SOP sales (see Note 13 to our Consolidated Financial Statements). We have an experienced global sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.
The table below shows our domestic and export shipments of SOP:

	Year Ended December 31,
	2008		2007		2006
(thousands of tons)	Tons	%	Tons	%	Tons	%
U.S.	248	63	301	71	270	72
Export(a)	143	37	122	29	107	28
Total	391	100	423	100	377	100

(a)  Export sales include product sold to foreign customers at U.S. ports.

Competition - Approximately 40% of the world SOP capacity is located in Europe, 6% in the United States and the remaining 54% in various other countries. The world consumption of SOP totals about 7.0 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile, Canada and Belgium. In addition, there is also some functional competition between SOP, muriate of potash and potassium nitrate. For exports into Asia, the Pacific Rim countries and Latin America, we compete on a global level with various other producers (see Item 1A, “Risk Factors — Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agricultural markets, and supply and demand imbalances for competing potash products can also impact the price of our products”).

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

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: “Sifto®,” “American Stockman®,” “Safe Step®,” “Winter Storm®,” “FreezGard®,” “Thawrox®,” “Sure Soft®,” “ProSoft®,” “Nature’s Own®” and “K-Life®.”  No single patent, trademark or trade name is material to our business as a whole.
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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

EMPLOYEES

As of December 31, 2008, we had 1,743 employees, of which 863 are employed in the United States, 727 in Canada and 153 in the United Kingdom. Approximately 30% of our U.S. workforce and approximately 70% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2009, three will expire in 2010 and two will expire in 2011. Additionally, approximately 9% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.  See Item 1A. “Risk Factors – If we are unsuccessful in negotiating new collective bargaining agreements we may experience significant increases in the cost of labor or a disruption in our operations.”

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. We estimate that our 2009 EHS capital expenditures will total approximately $7.5 million. We expect that our estimated expenditures in 2009 for reclamation activities will be approximately $0.4 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2009 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it’s probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2008, we had recorded environmental accruals of $1.8 million.

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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
Given the importance of road salt for traffic safety and the current lack of any practical substitute, we deem it unlikely that any guidelines or regulations would result in a complete ban on the use of road salt. As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the Canadian government as well as provinces and municipalities to better manage the use, storage and release of our road salts. We believe it has become less likely that road salts will be designated as a toxic substance. We cannot predict whether any proposal to designate road salt as a toxic substance would be finalized or the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, although we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. We have completed the investigation of the soils and groundwater at the Kenosha site and remitted the findings to DATCP. DATCP has reviewed those findings and deferred our liability exemption request to the Wisconsin Department of Natural Resource (“DNR”). We expect the DNR to make a determination in 2009.  If required, we would conduct all phases of any investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which would provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We would expect to seek participation by, or cost reimbursement from, other parties responsible for the

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

presence of any agricultural chemicals found in soils at this site if we do not receive the liability exemption and are required to conduct further investigation or remedial actions.

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
The process of mining involves risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature.  Additionally, our rock salt mines are located near bodies of water and other industrial operations.  These risks and hazards could lead to uncontrolled water intrusion or flooding or other events or circumstances which could result in the complete loss of a mine or could otherwise result in damage or impairment to, or destruction of, mineral properties and production facilities, environmental damage, delays in mining and business interruption, and could result in personal injury or death.  Although we evaluate our risks and carry insurance policies to mitigate the risk of loss where economically feasible, not all of these risks are reasonably insurable and our insurance coverage may contain limits, deductibles, exclusions and endorsements.  We cannot assure you that our coverage will be sufficient to meet our needs in the event of loss.  Such a loss may have a material adverse effect on the Company.

Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from third parties and governmental authorities.
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities. A decision by a third party or a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations is also predicated upon securing the necessary environmental or other permits, water rights or approvals which we may not receive in a timely manner or at all.  Furthermore, many of our facilities are located on land leased from governmental authorities.  Expansion of these operations may require securing additional leases, which we may not obtain in a timely manner, or at all.  Our leases generally require us to continue mining in order to retain the lease, the loss of which could adversely affect our ability to mine the associated reserves.
We are currently participating in an environmental study and performing other activities required of us in order to obtain leases and permits which would allow us to expand our solar evaporation ponds at the Great Salt Lake.  The process of granting leases has been challenged by certain organizations.  If we are unable to obtain all or a portion of the required

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

leases and permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2008, capital expenditures related to this project are $1.4 million.
Our salt mines located in Cote Blanche, Louisiana and Goderich, Ontario, Canada constitute approximately 70% of our total salt production capacity.  These underground salt mines supply substantially all of the salt product necessary to support almost all of our North American highway deicing product line and significant portions of our consumer and industrial salt products.  Although sales of our deicing products and profitability of the salt segment can vary from year to year due to weather variations in our markets, over the last three years, sales of highway deicing products have averaged approximately 40% of our consolidated sales.  An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We intend to make significant capital expenditures over the next several years to expand our rock salt production capacity at our Goderich mine and our SOP production at our Great Salt Lake facility.  Capital expenditures required for these projects may increase due to factors beyond our control.  Although we currently finance most of our capital expenditures through cash provided by operations, we may depend on the availability of credit to fund future capital expenditures.  We could have difficulty finding or obtaining the financing required to fund our capital expenditures, which could limit our expansion ability or increase our debt service requirements which could have a material adverse effect on our cash flows and profitability.
In addition, our credit agreement contains covenants including restrictions of the amount of capital expenditures in any one year.  We may pursue other financing arrangements, including leasing transactions as a method of financing our capital needs.  If we are unable to obtain suitable lease financing, our expansion plans may not be able to be completed.  A failure to complete our expansion plans could negatively impact our growth and profitability.

The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions may have an adverse effect on our results of operations and the price of our common stock.
Our deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. On average, over the last three years, approximately 70% of our deicing product sales (or 37% of consolidated sales) occurred during the months of November through March when winter weather was most severe. Winter weather events are not predictable outside of a relatively short time-frame, yet we must stand ready to deliver deicing products under our highway deicing contracts.  As a result, we need to stockpile sufficient highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season.
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
Our SOP operating results are dependent in part upon conditions in the agriculture markets. The agricultural products business can be affected by a number of factors, the most important of which, for U.S. markets, are weather patterns, field conditions (particularly during periods of traditionally high crop nutrients application) and quantities of crop nutrients imported to and exported from North America. Additionally, our ability to produce SOP at our solar evaporation ponds is dependent upon sufficient lake water levels and arid summer weather conditions. Extended periods of precipitation or a prolonged lack of sunshine would hinder the evaporation rate and hence our production levels, which may result in lower sales volumes. Additionally, our ability to harvest minerals through our evaporation ponds could be negatively impacted by any prolonged change in weather patterns leading to reduced mountain snowfall that could result in less fresh water run-off and lower lake levels, or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake.

Customer expectations about future potash market prices and availability and agricultural economics can have a significant effect on the demand for our specialty fertilizer product which can affect our sales volumes and prices.

When customers anticipate increased SOP selling prices or improving agricultural economics, they tend to accumulate inventories prior to the anticipated price increases which may result in a delay in the realization of price increases for our products.  In addition, customers may delay their purchases when they anticipate future SOP selling prices may remain

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

constant or decline, or when they anticipate declining agricultural economics, which may adversely affect our sales volumes and selling prices.  Customer expectations about availability of SOP can have similar effects on sales volumes and prices.

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
Energy costs, primarily natural gas and electricity, represented approximately 11% of our total production costs in 2008. Natural gas is a primary fuel source used in the evaporated salt production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures contracts. We have not entered into any long-term contracts for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas, steam or electricity to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We use KCl as a raw material feedstock in our SOP production process to supplement our solar harvest, as an additive to some of our consumer deicing products and to sell for water conditioning applications.   We purchase substantially all of our KCl under long-term contracts where the pricing is typically determined by reference to a formula and has been favorable to market in recent years.  Large positive or negative fluctuations can occur to the price we pay for product without a corresponding change in sales price for our customers.  Consequently, this could change the profitability of these products which could materially affect our results of operations and cash flows.  If an adverse event were to occur preventing our supplier from delivering KCl, we cannot assure you that we could find a replacement vendor to fill our KCl requirements economically.  Consequently this could reduce the amount of SOP, blended deicing and water conditioning products available which could adversely affect our results of operations and cash flows.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Because of salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation tends to favor manufacturers located close to the customer. We contract bulk shipping vessels, barges, trucking and rail services to move salt from our production facilities to the distribution outlets and customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months or more prior to having produced the salt for delivery to our customers.  A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates could impair our ability to deliver salt economically to our markets and impair our ability to expand our markets.

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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
Labor costs, including benefits, represent approximately 27% of our total production costs in 2008.  As of December 31, 2008, we had 1,743 employees, of which 863 are employed in the United States, 727 in Canada and 153 in the United Kingdom. Approximately 30% of our U.S. workforce and 70% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2009, three will expire in 2010 and two will expire in 2011. Additionally, approximately 9% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K.  This product line represented approximately 46% of our annual sales in 2008.  We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to,

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents.  Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.

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
As noted in the December 2001 report, the use of road salt and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the December 2001 report, we have endeavored to work more closely with the Canadian government as well as provinces and municipalities to better manage the use, storage and release of our road salts. As a result, we believe it has become less likely that road salts will be designated as a toxic substance. We can neither predict whether any proposal to designate road salt as a toxic substance will be finalized, nor the promulgation of any other future regulation. Standardized guidelines for the use and storage of road salt or any alternate deicing products may cause us to suffer reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, while we are not aware of any similar governmental proposals for such designation of road salt in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

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
Since we manufacture and sell our products primarily in the United States, Canada and the United Kingdom, our business is subject to risks associated with doing business internationally. Our sales outside the United States, as a percentage of our total sales, were 28% for the year ended December 31, 2008. Accordingly, our future results could be adversely affected by a variety of factors, including:

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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

Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on our subsidiaries for cash flows.
As of December 31, 2008, Compass Minerals had $495.7 million of outstanding indebtedness, including $89.8 million of senior subordinated discount notes (“Subordinated Discount Notes”), approximately $397.2 million of borrowings under the two senior secured term loan facilities, and $8.7 million of borrowings under the senior secured revolving credit facility.  Our indebtedness could have important consequences, including the following:

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

agreements governing our indebtedness may limit our ability to pursue our business strategies or may require accelerated payments on our debt.
We pay variable interest on our senior secured credit facilities based on LIBOR or ABR.  As of December 31, 2008, $200 million of our variable rate borrowings totaling $405.9 million has been hedged through interest rate swap agreements.  Consequently, increases in interest rates will adversely affect our cost of debt for the portion that has not been hedged.
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

Volatility in credit and capital markets could impair our ability to operate our business and implement our strategies.
The Company, our customers and suppliers depend on the availability of credit to operate.  The recent financial crisis affecting the banking system and financial markets, as well as concerns that banks and other financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets and has reduced the availability of credit to borrowers worldwide.  A prolonged financial crisis could adversely affect the availability of credit for all parties, including the Company.  Our customers may not be able to purchase our products or there may be delays in payment or nonpayment for delivered products which would negatively impact our revenues, cash flows and profitability.
Our banks may become insolvent which would jeopardize cash deposits in excess of the federally insured amounts as well as limit our access to credit.  In addition, we are subject to the risk that the counterparties to our interest rate swap and natural gas swap agreements may not be able to fulfill their obligations which could impact our consolidated financial statements adversely.

Risks Related to Our Common Stock

Our common stock price may be volatile.
Our common stock price may fluctuate in response to a number of events, including, but not limited to:

•	our quarterly and annual operating results;

•	weather conditions that impact our highway and consumer deicing product sales or SOP production levels;

•	future announcements concerning our business;

•	changes in financial estimates and recommendations by securities analysts;

•	changes and developments affecting internal controls over financial reporting;

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

•	actions of competitors;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in government and environmental regulation;

•	changes and developments affecting the salt or potash fertilizer industries;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

We may be restricted from paying cash dividends on our common stock in the future.
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit annual dividends to $55 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.75 (1.5 as of December 31, 2008) or if a default or event of default has occurred and is continuing under the facilities. The terms of our indenture may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indenture and we are restricted from paying any cash dividend on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock) and our fixed charge coverage ratio. We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

Shares eligible for future sale may adversely affect our common stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, of which 32,437,610 shares of common stock were outstanding and 864,589 shares of common stock were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units, and vesting of restricted stock units as of December 31, 2008. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2008.

Name	Age	Position
Angelo C. Brisimitzakis	50	President, Chief Executive Officer and Director
Ronald Bryan	56	Vice President and General Manager of Great Salt Lake Minerals and Compass Minerals U.K.
Gerald Bucan	45	Vice President and General Manager, Consumer and Industrial
Keith E. Clark	53	Vice President and General Manager, North American Highway
David J. Goadby	54	Vice President of Strategic Development
Rodney L. Underdown	42	Vice President, Chief Financial Officer, Treasurer and Secretary

Angelo C. Brisimitzakis joined CMP as President and Chief Executive Officer in May 2006.  Prior to joining CMP, Dr. Brisimitzakis was employed by Great Lakes Chemical Corporation from 1998 to 2005 where he most recently served as Executive Vice President and General Manager of flame retardants and performance products following his position of Vice President, Global Supply Chain.  Prior to that Dr. Brisimitzakis served 14 years with General Electric Corporation where he held leadership positions in sales, technology, business development, supply chain and business management functions.

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

Keith E. Clark has served as the Vice President and General Manager, North American Highway for CMP since January 2008.  Prior to this position, he served as General Manager, Consumer and Industrial for CMP since August 2004. He served as the Vice President and General Manager of CMG’s consumer and industrial business unit since August 1997, when North American Salt Company was under the management of Harris Chemical Group.

David J. Goadby was named Vice President – Strategic Development for CMP in October 2006.  Prior to this position, he served as Vice President of CMP since August 2004, Vice President of CMG since February 2002 and as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since April 1994, under the management of Harris Chemical Group.

Rodney L. Underdown was appointed Chief Financial Officer of CMP in December 2002, has served as a Vice President of CMP since May 2002. Mr. Underdown served as the Chief Financial Officer of CMG since February 2002 and Vice President, Finance of CMG since November 2001. Mr. Underdown was appointed CMP’s Secretary in August 2005 and Treasurer in May 2006.  Prior to that, Mr. Underdown was a Vice President of Finance for the Salt Division of CMG’s former parent company from June 1998.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2008 and 2007:

	First	Second	Third	Fourth
2008
Low	$37.11	$62.22	$47.06	$39.89
High	62.60	85.61	80.60	59.96
2007
Low	$30.00	$31.63	$30.54	$33.96
High	35.08	36.50	36.79	44.45

HOLDERS

On February 13, 2009, the number of holders of record of our common stock was 32.

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
The Company paid quarterly dividends totaling $1.34 and $1.28 per share in 2008 and 2007, respectively. On February 6, 2009, our board of directors declared a quarterly cash dividend of $0.355 per share on our outstanding common stock. The dividend will be paid on March 13, 2009 to stockholders of record as of the close of business on February 27, 2009.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes thereto included elsewhere in this annual report.

Selected Financial Data

	For the Year Ended December 31,
(Dollars in millions, except share data)	2008		2007		2006		2005		2004

Statement of Operations Data(1):
Sales	$1,167.7		$857.3		$660.7		$742.3		$639.9
Shipping and handling cost	341.1		252.9		194.6		219.5		176.5
Product cost (2)	429.0		352.4		252.5		283.5		246.1
Depreciation, depletion and amortization (3)	41.4		40.0		40.5		43.6		41.3
Selling, general and administrative expenses	82.0		67.7		53.7		56.4		55.1
Restructuring and other charges (4)	-		-		-		-		5.9
Operating earnings	274.2		144.3		119.4		142.9		118.8
Interest expense	41.6		54.6		53.7		61.6		59.0
Net earnings from continuing operations (5)	159.5		80.0		55.0		26.8		47.8
Net earnings from discontinued operations (1)	-		-		-		4.1		2.0
Net earnings available for common stock	159.5		80.0		55.0		30.9		49.8
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,096		32,811		32,346		31,488		30,605
Diluted	33,166		32,932		32,593		32,050		31,816
Net earnings from continuing operations per share:
Basic	$4.82		$2.44		$1.70		$0.85		$1.56
Diluted	4.81		2.43		1.69		0.84		1.50
Cash dividends declared per share	1.34		1.28		1.22		1.10		0.9375
Balance Sheet Data (at year end):
Total cash and cash equivalents	$34.6		$12.1		$7.4		$47.1		$9.7
Total assets	822.6		820.0		715.5		750.3		723.9
Total debt	495.7		606.8		585.5		615.9		583.1
Other Financial Data:
Ratio of earnings to fixed charges (6)	5.88	x	2.32	x	2.18	x	1.66	x	1.84	x

(1)
On December 30, 2005, we sold our Weston Point, England evaporated salt business.  The results of those operations are classified as discontinued operations for all periods presented prior to the sale. The 2005 earnings from discontinued operations include a gain of $3.7 million ($4.6 million before tax) on the sale of those operations.

(2)	“Product cost” is presented exclusive of depreciation, depletion and amortization.
(3)
“Depreciation, depletion and amortization,” for purposes of this table, excludes amortization of deferred financing costs but includes expense related to discontinued operations of $3.6 million and $3.8 million for 2005 and 2004, respectively.

(4)
“Restructuring and other charges” —In November 2004, a former significant shareholder elected to terminate the amended management consulting agreement resulting in a final payment of approximately $4.5 million in that same month.  Additionally, during 2004, we incurred $1.4 million of costs directly related to the completion of two secondary offerings completed in July 2004 and November 2004.

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer and magnesium chloride.  We operate 10 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our products include salt and sulfate of potash, and we operate a records management business.  Salt consists of sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, ingredients used in consumer and commercial foods, and other mineral-based products for consumer, agricultural and industrial applications.  In addition, we are North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf.  We also provide records management services to businesses throughout the U.K.
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
The severity of the winter seasons has varied considerably over the last three years.  During 2006, the winter weather in our markets was considerably milder than normal winter weather which was followed by normal weather in 2007 and more severe winter weather in 2008.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, but it also impacts our inventory levels which influence production volume, the resulting cost per ton, and ultimately our profit margins.
Our SOP plant is the largest SOP production facility in North America and one of only three natural solar SOP plants in the world.  Our SOP product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market which is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity and government food, agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  This is mitigated to a certain extent however, because high-value or chloride-sensitive crop yields and quality tend to decline when alternative fertilizers are used. Beginning late in 2007 and throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and that has extended into 2009, as the broad agricultural industry has dealt with the onset of a global economic slowdown and reduced credit availability.
 We contract bulk shipping vessels, barge, trucking and rail services to move product from our production facilities to the distribution outlets and customers.  Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has continued to increase our shipping and handling costs on a per ton basis over the last three years.  However, declining oil-based fuel costs late in 2008 began to reverse this trend.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride (KCl), a deicing and water conditioning agent and feed-stock used in making our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is represented by labor unions with multi-year collective bargaining agreements.  Our energy costs are managed with natural gas forward contracts up to 36 months in advance of purchases, helping to reduce the impact of price volatility.  We purchase KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased substantially causing significant price increases under our contract during the last three years.  Although we cannot predict future changes in market prices for KCl, we expect our per ton costs to modestly increase in 2009.  Under the long-term supply contracts, our cost for KCl is below current market prices.
We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” adjusting for a normalized winter weather season and by improving our financing cost structure.  We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.  In the fourth quarter of 2007, we refinanced our 12¾% Senior Discount Notes with an incremental borrowing under the Credit Agreement.  We also made early principal payments on our Term Loan during 2007 and 2006 and redeemed $90.0 million of our 12% Senior Subordinated Discount Notes in 2008 to strengthen our financial

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

condition.  Operationally, in 2006 we completed the expansion of our magnesium chloride facilities and completed an additional acquisition of DeepStore, our records management business in the U.K. that utilizes previously excavated portions of our Winsford mine for secure document storage.  In January of 2007 we acquired London-based Interactive Records Management Limited (“IRM”) to further develop our records management business and completed the replacement of an underground mill in our Goderich mine with a larger capacity mill.  In 2008, we essentially completed the first phase of an expansion project at our Goderich rock salt mine which increased our annual capacity by 750,000 tons, beginning in 2009.  The second phase of this expansion project, scheduled to come partially on-line during 2010 with full availability in 2012, is expected to add 1.75 million tons of additional capacity, increasing that mine’s annual capacity to 9.0 million tons.

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from our salt and specialty fertilizer segments for the years ended December 31, 2008, 2007 and 2006. As discussed in Note 13 to the Consolidated Financial Statements, we acquired DeepStore effective November 1, 2006 and IRM in January 2007.  The results of operations of the consolidated records management business, including sales of $11.5 million for 2008, $10.5 million for 2007 and $0.8 million for 2006, are not material to our consolidated financial results and are not included in the following table.  The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this annual report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006
Salt Sales (in millions)
Salt sales	$923.3	$710.7	$549.6
Less: salt shipping and handling	318.3	232.9	179.2
Salt product sales	$605.0	$477.8	$370.4

Salt Sales Volumes (thousands of tons)
Highway deicing salt	12,237	10,373	8,185
Consumer and industrial salt	2,852	2,412	2,313
Total tons sold	15,089	12,785	10,498

Average Salt Sales Price (per ton)
Highway deicing salt	$43.57	$38.97	$35.63
Consumer and industrial salt	136.82	127.04	111.53
Combined	61.19	55.59	52.35

Specialty fertilizer (SOP) sales (in millions)
SOP sales	$232.9	$136.1	$110.3
Less: SOP shipping and handling	22.8	20.0	15.4
SOP product sales	$210.1	$116.1	$94.9

SOP Sales Volumes (thousands of tons)	391	423	377
SOP Average Price (per ton)	$595.75	$321.82	$292.39

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Sales
Sales for the year ended December 31, 2008 of $1,167.7 million increased $310.4 million, or 36% compared to $857.3 million for the year ended December 31, 2007.  Sales include revenues from the sales of our products, or “product sales,” revenues from our records management business, and shipping and handling fees incurred to deliver salt and specialty fertilizer products to the customer.  Shipping and handling fees were $341.1 million during the year ended December 31, 2008, an increase of $88.2 million, or 35% compared to $252.9 million for the year ended December 31, 2007. Shipping and handling costs increased primarily as result of higher sales volumes of salt products during 2008 when compared to 2007, and the impact of higher per unit transportation costs, principally higher fuel surcharges.
Product sales for the year ended December 31, 2008 of $815.1 million increased $221.2 million, or 37% compared to $593.9 million for 2007.  Salt product sales for the year ended December 31, 2008 of $605.0 million increased $127.2 million, or 27% compared to $477.8 million for the same period in 2007 while specialty fertilizer product sales of $210.1 million increased $94.0 million, or 81% compared to $116.1 million in 2007.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

The $127.2 million increase in salt product sales was due primarily to sales volume increases and price improvements.  The severe winter weather in our North American markets during 2008 compared to the more normal winter weather of 2007 has led to higher 2008 sales volumes for highway deicing and consumer and industrial products which was supplemented by higher sales volumes of non-seasonal consumer and industrial products.  Salt sales volumes in 2008 grew by 2.3 million tons or 18% over 2007 levels, which, when combined with the improved customer and product mix, increased sales by approximately $93 million.  Price improvements, net of higher shipping and handling, contributed approximately $39 million in additional product sales and were partially offset by the strengthening of the U.S. dollar during the latter half of 2008.  In the U.K., the 2007-2008 winter weather season was the second consecutive milder winter weather season.  However, we experienced a more severe than normal amount of winter weather precipitation in the U.K. in the fourth quarter of 2008 which resulted in higher U.K. sales volumes for 2008 when compared to 2007.
The $94.0 million increase in specialty fertilizer product sales in 2008 compared to 2007 resulted from improvements in price reflecting the strong demand and limited supply of potash products generally, both domestically and abroad.  Price improvements in 2008 yielded approximately $105 million of the increase in product sales.  This increase was partially offset by lower sales volumes in the fourth quarter reflecting the ongoing effects of the uncertain economy on the agricultural industry.  We continue to believe the market for fertilizer products has responded to economic factors which have increased worldwide demand for crop nutrients, including the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these have affected the agricultural markets and the demand for all types of potash fertilizer products, including SOP.

Gross Profit
Gross profit for the year ended December 31, 2008 of $356.2 million increased $144.2 million, or 68% compared to $212.0 million for 2007.  As a percent of sales, gross margin was 31% in 2008 compared to 25% in 2007.  These improvements primarily reflect the higher average salt and SOP product sales prices totaling approximately $144 million, and increased salt sales volumes together with improved product and customer mix as discussed above totaling approximately $44 million.  These gross profit improvements were partially offset by higher per unit costs at our production facilities, primarily our solar evaporation production facility in Ogden, Utah.  Much of the higher per unit costs incurred at our Ogden facility were a result of higher raw materials, royalties and maintenance costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2008 of $82.0 million increased $14.3 million, or 21% compared to $67.7 million for the same period in 2007, although as a percentage of sales selling, general and administrative declined 1% to 7%.  The increase in expense for 2008 is primarily due to higher employee compensation and benefits primarily due to variable compensation expense resulting from improved financial performance and investments in personnel to support ongoing growth and productivity initiatives.  We also incurred higher costs for consumer and industrial promotional activities, principally in support of new product development.

Interest Expense
Interest expense for the year ended December 31, 2008 of $41.6 million decreased $13.0 million compared to $54.6 million for the same period in 2007.  This decrease is primarily due to the refinancing of our 12¾% senior discount notes in the fourth quarter of 2007 with a lower-rate incremental term loan under our senior secured credit agreement, the early extinguishment of $90 million of our 12% Senior Subordinated Discount Notes in 2008 and lower interest rates on our floating-rate debt.

Other Expense, Net
Other expense, net of $5.6 million for the year ended December 31, 2008 includes $6.5 million related to the early extinguishment of $90 million of the Company’s 12% Senior Subordinated Discount Notes, including call premiums of $5.4 million and the write-off of $1.1 million in unamortized deferred finance costs as discussed in Note 8 to the Consolidated Financial Statements.  These costs were partially offset by interest income on cash and cash equivalents.  For 2007, other expense, net includes $11.0 million of expense for the tender premium and write off of previously deferred financing fees associated with the retirement of our 12¾% senior discount notes partially offset by interest income.

Income Tax Expense
Income tax expense for the year ended December 31, 2008 of $67.5 million increased $67.4 million compared to $0.1 million for the same period in 2007.  As discussed in Note 6 to the Consolidated Financial Statements, the Company’s 2007 tax provision includes tax benefits totaling approximately $18.1 million related to items unique to 2007.  In 2007, the Company entered into a program with a taxing authority to begin the process of resolving an uncertain tax position.  Communications with the taxing authority has caused the Company to change its measurement of uncertain tax positions resulting in the reversal of tax reserves.  The Company also released reserves following the closure of certain tax examination years.  The Company’s 2007 provision also includes benefits totaling $1.0 million to reduce net deferred tax liabilities for the effects of income tax rate reductions in certain jurisdictions.
In addition to the impact of the items discussed above, the 2008 income tax expense increased due primarily to higher pre-tax income in 2008 when compared to 2007. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal benefit), foreign income, mining and

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

withholding taxes, net of U.S. deductions, changes in the expected utilization of previously reserved net operating loss carry-forwards and interest expense recognition differences for tax and financial reporting purposes.

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
The $107.4 million increase in salt product sales was due to sales volume increases, price improvements and the effects of the strengthening Canadian dollar and British pound sterling relative to the U.S. dollar.  During 2006, the winter weather in the U.K. and North America was significantly milder than normal, resulting in reduced highway and consumer deicing sales volumes.  In 2007, North American winter weather was more severe than 2006 and North American salt sales volumes increased approximately 2.6 million tons over 2006 levels, primarily for highway and consumer deicing products.  These higher North American volumes contributed approximately $75.1 million in salt product sales.  The winter weather in the U.K. remained extremely mild however, with lower sales volumes reducing product sales by approximately $8.2 million to partially offset the North American improvement.  Price improvements during 2007 increased salt product sales by approximately $29.8 million, and the strengthening of the Canadian dollar and British pound sterling relative to the U.S. dollar also improved salt product sales by approximately $10.2 million.
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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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

Other Expense, Net
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
Excluding the impact of the specific items discussed above, income tax expense increased primarily reflecting higher income before income taxes in 2007. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal benefit), foreign income, mining and withholding taxes, net of U.S. deductions, changes in the expected utilization of previously reserved net operating loss carry-forwards and interest expense recognition differences for tax and financial reporting purposes.

Liquidity and Capital Resources

Overview
Over the last three years, the Company has undergone significant changes in order to strengthen our financial position.  We have expanded our magnesium chloride production facility in Ogden, Utah, replaced an existing underground rock salt mill in our Goderich, Ontario mine with a greater capacity mill, and essentially completed the first in a phased expansion program at the Goderich mine, which is expected to increase our annual available salt production capacity to 7.25 million tons at the mine, beginning in 2009.  The second phase of the Goderich mine expansion project, scheduled to partially come on-line during 2010 with full availability in 2012, is expected to add 1.75 million tons of additional capacity, increasing that mine’s annual capacity to 9.0 million tons.  The second phase expansion project is expected to cost approximately $70 million and will include the purchase and installation of additional hoisting equipment which will enable us to bring more mined, underground rock salt to the surface. In late 2007, we began the initial phase of a plan to strengthen our SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase includes modification and yield improvements to our existing solar evaporation ponds and increases in the processing capacity of our plant.  These improvements are expected to increase our solar pond-based SOP production capacity progressively through 2011, and achieve approximately 100,000 additional tons annually by 2011 at a total cost of approximately $40 million.  Management expects to fund these capital projects with cash generated from operations, future borrowing or through leasing arrangements.
As discussed in Note 13 to the Consolidated Financial Statements, in 2006 we acquired 100% of DeepStore, a records management business in the U.K. that utilizes excavated portions of our rock salt mine, through a non-cash transaction.  During 2007 we acquired 100% of London-based Interactive Records Management Limited for $7.6 million to further expand our U.K. records management business.
As discussed in Note 8 to the Consolidated Financial Statements, in 2005 we entered into a senior secured credit agreement providing for term loan and revolving credit facility borrowings.  During 2007 we amended this agreement to provide additional borrowings under an incremental term loan.  Using this facility, we have been able to refinance higher-rate debt.  In the fourth quarter of 2007, we completed a tender offer and redeemed our 12¾% Senior Discount Notes, which were to become fully-accreted in December 2007, with subsequent interest accruals payable in cash.  Our 12% Senior Subordinated Discounts Notes became fully-accreted in May 2008 at an aggregate principal balance of $179.6 million with subsequent interest accruals to be paid in cash.  In 2008, we redeemed $90 million of our 12% Senior Subordinated Discount Notes with cash generated from operations.  We continue to monitor the credit markets and will evaluate the economics of refinancing that debt.  However we believe our results of operations and borrowing availability under the revolving credit agreement will allow us to pay cash interest without materially adversely affecting our cash flows or financial condition.  In addition, we plan on funding our 2009 capital expenditures primarily from cash on hand at December 31, 2008, cash expected to be generated from operations in 2009 and other financing arrangements, including leasing transactions.
Historically, our cash flows from operating activities have generally been relatively stable.  However, during 2008 we achieved our highest level of operating cash flows in Company

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

history.  We have used cash generated from operations to meet our working capital needs, to fund capital expenditures, to pay dividends and repay our debt, including unscheduled principal repayments we have voluntarily made early. When we have not been able to meet our short-term liquidity or capital needs with cash from operations, which may result from the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources.

For the year ended December 31, 2008
Cash generated by operating activities during the year ended December 31, 2008 reached a historical high of $254.1 million, an increase of $135.6 million over the year ended December 31, 2007.  Receivable balances and current liabilities increased while inventory levels decreased due to higher fourth quarter sales, reflecting the seasonality and the impact of winter weather variability on our operations.  Cash payments for income taxes increased by approximately $8.8 million when compared to 2007, due to estimated tax payments related to higher pre-tax income in 2008.  With the redemption of $90 million of our 12% Senior Subordinated Discount Notes in 2008, we expect our cash interest payments to decrease during 2009.
Net cash used in investing activities during 2008 totaled $66.7 million including $67.8 million of capital expenditures.  Our capital expenditures include $5.0 million at our Goderich mine for expansion projects to increase that mine’s annual production capacity.  Expenditures in 2008 also include $3.7 million for engineering and permitting activities to support the SOP evaporation plant expansion project at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.
As discussed in Note 13 to the Consolidated Financial Statements, in January 2007 we acquired all of the outstanding common stock of IRM for approximately $7.6 million in cash plus approximately $0.2 million subsequently paid in contingent consideration in 2008.
Cash flows used in financing activities of $162.3 million during 2008 reflect payments totaling $95.4 million to redeem our 12% Senior Subordinated Discount Notes, consisting of principal payments totaling $90.0 million and call premiums and related fees of $5.4 million.  We also made payments totaling $4.2 million on our two term loans, and paid an additional $23.3 million under our revolving credit agreement.   Also during 2008, we paid dividends to our stockholders totaling $44.3 million.

For the year ended December 31, 2007
Cash generated by operating activities during the year ended December 31, 2007 reached $118.5 million, an increase of $22.9 million over the year ended December 31, 2006.  Relatively strong fourth quarter sales in 2007 resulted in a higher level of working capital employed when compared to 2006. Receivable balances and liability accruals increased with the higher fourth quarter sales activities while inventory levels decreased, reflecting the seasonality and the impact of winter weather variability on our operations.  Cash payments for income taxes decreased by approximately $11.6 million when compared to 2006, due to the 2007 deductibility of accumulated accreted interest on our refinanced Senior Discount Notes, as discussed below.
Net cash used in investing activities during 2007 totaled $55.9 million including $48.0 million of capital expenditures and $7.6 million for the acquisition of a records management business.  Our capital expenditures include $9.5 million at our Goderich mine for expenditures on the first phase of an expansion project to increase that mine’s annual production capacity by 750,000 tons and to complete the replacement of an upgraded underground salt mill.  Expenditures in 2007 also include $1.6 million for engineering and permitting activities to support the SOP evaporation plant expansion project at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.
As discussed in Note 13 to the Consolidated Financial Statements, in January 2007 we acquired all of the outstanding common stock of IRM for approximately $7.6 million in cash.  The agreement includes a contingent purchase price adjustment of up to approximately $2.0 million of additional consideration over two years depending on the level of revenues, as defined, generated by the business.  As of December 31, 2007, $0.2 million of consideration was accrued for payment in 2008 related to this contingent obligation.
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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility.  We believe that our banking syndicate is secure and believe we will have access to our entire Revolving Credit Facility during 2009 if it is needed.
We expect that ongoing requirements for debt service and capital expenditures will primarily be funded from these sources.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on our subsidiaries for cash.”  As discussed in Note 8 to the Consolidated Financial Statements, at December 31, 2008, we had $495.7 million of outstanding indebtedness consisting of $89.8 million face amount of 12% Senior Subordinated Discount Notes due 2013 and $405.9 million of borrowings outstanding under our Senior Secured Credit Agreement.  Borrowings under the Senior Secured Credit Agreement include $271.8 million of Term Loan borrowings, $125.4 million of Incremental Term Loan borrowings and $8.7 million of borrowings outstanding under the Revolving Credit Facility. Letters of credit totaling $9.1 million reduced available borrowing capacity to $107.2 million.  In the future, we may borrow additional amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
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
As of December 31, 2008, we had U.S. and Canadian federal NOL carry-forwards of approximately $27.9 million, which expire at various dates through 2028.  We also have tax-affected state and Canadian provincial NOL carry-forwards of approximately $1.9 million which will expire in various years through 2028.  We have reserved approximately $1.4 million with a valuation allowance for the federal and state loss carry-forwards that we do not believe we will be able to utilize prior to expiration.  Additionally, in connection with our 2007 acquisition of IRM, we acquired approximately $3.6 million of foreign NOL carry-forwards that we do not believe we will be able to utilize.  Accordingly, we also established a $1.0 million valuation allowance against the deferred tax assets related to these NOL carry-forwards. In 2008, we established a $1.3 million valuation allowance for foreign interest deductions that we do not believe we will be able to utilize.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations.  Since the plan’s accumulated benefit obligations are in excess of the fair value of the plan’s assets (by approximately $2.2 million as of December 31, 2008), we may be required to use cash from operations above our historical levels to further fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2008, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Our contractual cash obligations and commitments as of December 31, 2008 are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2009	2010	2011	2012	2013	Thereafter
Long-term Debt	$495.7	$4.1	$12.8	$4.1	$384.9	$89.8	$-
Interest (a)	116.0	28.1	27.9	27.4	27.2	5.4	-
Operating Leases (b)	48.4	9.0	7.6	5.7	4.8	3.4	17.9
Unconditional Purchase Obligations (c)	11.2	10.4	0.2	0.2	0.2	0.2	-
Estimated Future Pension Benefit Obligations (d)	56.1	3.8	2.2	2.3	2.4	2.4	43.0
Total Contractual Cash Obligations	$727.4	$55.4	$50.7	$39.7	$419.5	$101.2	$60.9

Other Commitments	Total	2009	2010	2011	2012	2013	Thereafter
Letters of Credit	$9.1	$9.1	$-	$-	$-	$-	$-
Performance Bonds (e)	37.1	37.1	-	-	-	-	-
Total Other Commitments	$46.2	$46.2	$-	$-	$-	$-	$-

(a)
Based on maintaining existing debt balances to maturity.  Interest on the Credit Agreement varies with LIBOR. The December 31, 2008 blended rate of 4.3%, including the applicable spread, was used for this calculation.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)
We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under a purchase contract with a supplier. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2008.

(d)	Note 7 to our consolidated financial statements provides additional information.
(e)	Note 10 to our consolidated financial statements provides additional information under Sales Contracts.

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
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our Senior Subordinated Discount Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of December 31, 2008, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Senior Subordinated Discount Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Sensitivity Analysis Related to EBITDA

Management uses a variety of measures to evaluate the performance of CMP.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA, a non-GAAP financial measure to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions which can cause considerable variation in net income.  We also use EBITDA to assess our operating performance and return on capital against other companies, and to evaluate expected returns on potential acquisitions or other capital projects.  EBITDA is not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA excludes interest expense, income taxes and depreciation and amortization, each of which is an essential element of our cost structure and cannot be eliminated.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and on-going consequence of our operations.   We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA is frequently used as a measure of operating performance, this term is not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2008	2007	2006
Net earnings	$159.5	$80.0	$55.0
Interest expense	41.6	54.6	53.7
Income tax expense	67.5	0.1	14.8
Depreciation, depletion and amortization	41.4	40.0	40.5
EBITDA	$310.0	$174.7	$164.0

EBITDA does however include other items, both cash and non-cash in nature, which management believes are not indicative of the ongoing operating performance of our core business operations; these items are included in the following table (in millions).

	For the Year Ended December 31,
	2008	2007	2006
Other non-operating (income) expense:
Tender and call premiums and fees paid to redeem debt	$5.4	$9.4	$0.1
Write-off of unamortized deferred financing fees	1.1	1.6	-
Other, net	(0.9)	(1.4)	(4.2)
Other non-operating (income) expense	$5.6	$9.6	$(4.1)

During 2008, we redeemed $90 million of our 12% Senior Subordinated Discount Notes.  During 2007, we completed a tender offer and redeemed our 12¾% senior discount notes.  We expensed $1.1 million in 2008 and $1.6 million in 2007 of deferred financing costs and expensed $5.4 million in 2008 and $9.4 million in 2007 of call or tender premiums and related fees.  EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan totaling $0.9 million, $1.4 million and $4.2 million for 2008, 2007 and 2006, respectively.

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

Mineral Interests - As of December 31, 2008, we maintained $132.8 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

revenue and expense, carry-forwards and other items.  Based on all available evidence, both positive and negative, the weight of that evidence and the extent such evidence can be objectively verified, we determine whether it is more likely than not that all, or a portion of, the deferred tax assets will be realized.
In evaluating our ability to realize our deferred tax assets, we consider the sources and timing of taxable income, our ability to carry back tax attributes to prior periods, qualifying tax planning, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, our assumptions include the amount of pre-tax operating income according to different federal, international and state taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax planning. These assumptions require significant judgment about material estimates, assumptions and uncertainties in connection with the forecasts of future taxable income, the merits in tax law and assessments regarding previous taxing authorities’ proceedings or written rulings, and, while they are consistent with the plans and estimates we use to manage the underlying businesses, differences in our actual operating results or changes in our tax planning, tax credits or our assessment of the tax merits of our positions could affect our future assessments.
As of December 31, 2008 we had $11.0 million of deferred tax assets relating to U.S. and foreign NOL carry-forwards and $19.3 million of alternative minimum tax credit carry-forwards that can be used to reduce our future tax liabilities.  However, after our analysis of the potential realization of our deferred tax assets at December 31, 2008, we concluded that a valuation allowance of $2.4 million was required related to our U.S. and foreign NOL carry-forwards because management believes they will not be realized.  In the future, if we determine, based on the existence of sufficient evidence, that more or less of our deferred tax assets are more-likely-than-not to be realized, an adjustment to the valuation allowance will be made in the period such a determination is made. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from forecasted amounts.
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

U.K. Pension Plan - We have a defined benefit pension plan covering some of our current and former employees in the United Kingdom. The U.K. plan was closed to new participants in 1992. As we elected to freeze the plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select our actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate, expected long-term rates of return on plan assets and rate of compensation increase which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, or to increase pension expense or our pension liability.  An adverse change of 25 basis points in our discount rate and return on plan assets assumptions, collectively, would cause an increase in our projected benefit obligation as of December 31, 2008 and net periodic pension cost for 2008 of approximately $2.1 million and $0.4 million, respectively.
We set our discount rate for the U.K. plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio. Assumed salary increases are set considering the statutory provisions that are used to calculate the actual pension benefits in the U.K. Our funding policy has been to make the minimum annual contributions required by applicable regulations although a special payment of $4.0 million was made during the first quarter of 2006 to fund the plan for expected benefits payable to former employees of the discontinued evaporated salt business that was sold December 30, 2005.  Contributions totaled $2.3 million, $1.4 million and $5.5 million during the years ended December 31, 2008, 2007 and 2006, respectively.  If supplemental benefits were approved and granted under the provisions of the Plan or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits.  See Note 7 to the consolidated financial statements for additional discussion of our pension plan.

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Effects of Currency Fluctuations and Inflation

In addition to the United States, we conduct operations in Canada and the United Kingdom. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 28% of our 2008 sales in foreign currencies, and we incurred 28% of our 2008 total operating expenses in foreign currencies. Additionally, we have $200.0 million of net assets denominated in foreign currencies. The U.S. dollar weakened against these currencies from 2004 through the first part of 2008 which has had a positive impact on our total assets, sales and operating earnings. During the latter half of 2008, the U.S. dollar strengthened which negatively impacted total assets, sales and operating earnings during that period.  Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on the Company’s operations, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industry in which we operate.

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

Recent Accounting Pronouncements

During the first quarter of 2008, the FASB issued FASB Statement No. 161 – “Disclosures about Derivative Instruments and Hedging Activities”.  This statement will require holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for interim and annual periods beginning after November 15, 2008.  The adoption of this statement will not have any effect on the Company’s results of operations, financial condition or cash flows.
During the second quarter of 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based payment Transactions Are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 addresses whether instruments granted in share-based Payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earning per share under the two-class method per FASB Statement No. 128, “Earnings per Share.”  FSP 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The adoption of this statement will not have a material effect on the Company’s results of operations.

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

Interest Rate Risk
As of December 31, 2008 we had $397.2 million of debt outstanding under our Term Loans and $8.7 million outstanding under our Revolving Credit Facility, each bearing interest at variable rates.  As described in Note 9 to the consolidated financial statements, we are a party to interest rate swap agreements to hedge the variability in interest rates relative to $200 million notional amount of our Term Loans and Incremental Term Loan, declining by $50 million in 2009, $100 million in 2010 with the remaining $50 million maturing in 2011.  Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged.  Assuming no change in the amount of Term Loan or Revolver outstanding, a one hundred basis point increase in the average interest rate under these borrowings would increase the interest expense related to the unhedged portion of our variable rate debt by approximately $2.1 million. Actual results may vary due to changes in the amount of variable rate debt outstanding.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

As of December 31, 2008, substantially all of the investments in the U.K. pension plan are in debt securities.  Changes in interest rates could impact the value of the investments in the pension plan.

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
Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $2.2 million impact on operating earnings for the year ended December 31, 2008. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities
We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price swaps which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas, and we hedge up to approximately 90% of our expected natural gas usage.  Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences.  We have determined that these financial instruments qualify as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended. As of December 31, 2008, the amount of natural gas hedged with derivative contracts totaled 4.7 million British thermal units, of which 2.7 million expire within one year and 2.0 million expire in years two and three.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2008 would have increased our cost of sales by approximately $0.8 million. Actual results will vary due to actual changes in market prices and consumption.
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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in notes 6 and 7, respectively, to the consolidated financial statements, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertain Taxes”, effective January 1, 2007, and the recognition and disclosure provisions of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans“, effective December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 18, 2009

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc’s. internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of Compass Minerals International, Inc. and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 18, 2009

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Consolidated Balance Sheets
	December 31,
(In millions, except share data)	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$34.6	$12.1
Receivables, less allowance for doubtful accounts of $2.5 in 2008 and $1.8 in 2007	210.4	206.6
Inventories	123.3	128.4
Deferred income taxes, net	12.5	11.3
Other	9.7	7.3
Total current assets	390.5	365.7
Property, plant and equipment, net	383.1	396.8
Intangible assets, net	20.4	22.2
Other	28.6	35.3
Total assets	$822.6	$820.0
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	115.4	104.9
Accrued expenses	41.0	29.0
Accrued salaries and wages	23.1	17.0
Income taxes payable	29.8	8.9
Accrued interest	2.1	1.2
Total current liabilities	215.5	165.1
Long-term debt, net of current portion	491.6	602.7
Deferred income taxes, net	21.6	12.6
Other noncurrent liabilities	29.4	44.2
Commitments and contingencies (Note 10)
Stockholders' equity (deficit):
Common Stock:
$0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	2.2	1.7
Treasury stock, at cost - 2,929,654 shares at December 31, 2008 and 3,025,449 shares at December 31, 2007	(5.6)	(5.7)
Retained earnings (Accumulated deficit)	68.3	(54.5)
Accumulated other comprehensive income (loss)	(0.8)	53.5
Total stockholders' equity (deficit)	64.5	(4.6)
Total liabilities and stockholders' equity (deficit)	$822.6	$820.0
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Consolidated Statements of Operations
	For the Year Ended December 31,
(In millions, except share data)	2008	2007	2006
Sales	$1,167.7	$857.3	$660.7
Shipping and handling cost	341.1	252.9	194.6
Product cost	470.4	392.4	293.0
Gross profit	356.2	212.0	173.1
Selling, general and administrative expenses	82.0	67.7	53.7
Operating earnings	274.2	144.3	119.4
Other expense:
Interest expense	41.6	54.6	53.7
Other (income) expense, net	5.6	9.6	(4.1)
Earnings before income taxes	227.0	80.1	69.8
Income tax expense	67.5	0.1	14.8
Net earnings	$159.5	$80.0	$55.0
Basic net earnings per share	$4.82	$2.44	$1.70
Diluted net earnings per share	$4.81	$2.43	$1.69

Weighted-average shares outstanding (in thousands):
Basic	33,096	32,811	32,346
Diluted	33,166	32,932	32,593

Cash dividends per share	$1.34	$1.28	$1.22
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Consolidated Statements of Stockholders' Equity (Deficit)
				Retained	Accumulated
		Additional		Earnings	Other
	Common	Paid In	Treasury	(Accumulated	Comprehensive
(In millions)	Stock	Capital	Stock	Deficit)	Income (Loss)	Total
Balance, December 31, 2005	$0.4	$1.0	$(6.7)	$(115.5)	$41.7	$(79.1)
Comprehensive income:
Net earnings				55.0		55.0
Minimum pension liability adjustment, net of tax of $0.9					(2.0)	(2.0)
Unrealized loss on cash flow hedges, net of tax of $2.9					(5.2)	(5.2)
Cumulative translation adjustment					5.6	5.6
Comprehensive income						53.4
Adjustment for initial adoption of SFAS 158, net of tax of $1.8					(4.3)	(4.3)
Dividends on common stock		(4.6)		(34.9)		(39.5)
Stock options exercised		2.2	0.5			2.7
Stock-based compensation		1.7				1.7
Balance, December 31, 2006	0.4	0.3	(6.2)	(95.4)	35.8	(65.1)
Comprehensive income:
Net earnings				80.0		80.0
Change in unrealized pension costs, net of tax of ($1.8)					4.4	4.4
Unrealized loss on cash flow hedges, net of tax of $0.1					(0.2)	(0.2)
Cumulative translation adjustment					13.5	13.5
Comprehensive income						97.7
Dividends on common stock		(2.9)		(39.1)		(42.0)
Stock options exercised		1.7	0.5			2.2
Stock-based compensation		2.6				2.6
Balance, December 31, 2007	0.4	1.7	(5.7)	(54.5)	$53.5	(4.6)
Comprehensive income:
Net earnings				159.5		159.5
Change in unrealized pension costs, net of tax of ($0.6)					1.5	1.5
Unrealized loss on cash flow hedges, net of tax of $4.4					(7.1)	(7.1)
Cumulative translation adjustment					(48.7)	(48.7)
Comprehensive income						105.2
Dividends on common stock		(7.6)		(36.7)		(44.3)
Stock options exercised		4.8	0.1			4.9
Stock-based compensation		3.3				3.3
Balance, December 31, 2008	$0.4	$2.2	$(5.6)	$68.3	$(0.8)	$64.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(In millions)	2008	2007	2006
Cash flows from operating activities:
Net earnings	$159.5	$80.0	$55.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	41.4	40.0	40.5
Finance fee amortization	1.2	1.3	1.4
Loss on early extinguishment of long-term debt	6.5	11.0	0.1
Stock-based compensation	3.3	2.6	1.7
Accreted interest	8.5	30.4	29.5
Deferred income taxes	16.2	(0.3)	(23.2)
Other, net	(0.4)	1.2	0.7
Changes in operating assets and liabilities:
Receivables	(11.5)	(89.2)	71.2
Inventories	(5.7)	22.7	(64.4)
Other assets	(2.8)	0.4	(0.4)
Accounts payable, income taxes payable and accrued expenses	48.1	37.4	(21.2)
Other noncurrent liabilities	(10.2)	(19.0)	4.7
Net cash provided by operating activities	254.1	118.5	95.6
Cash flows from investing activities:
Capital expenditures	(67.8)	(48.0)	(36.4)
Acquisition of a business	-	(7.6)	-
Other, net	1.1	(0.3)	(4.4)
Net cash used in investing activities	(66.7)	(55.9)	(40.8)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	127.0	-
Principal payments on long-term debt	(94.2)	(153.9)	(45.4)
Revolver activity, net	(23.3)	18.6	(13.9)
Tender and call premiums and fees paid to redeem debt	(5.4)	(9.4)	(0.1)
Dividends paid	(44.3)	(42.0)	(39.5)
Proceeds received from stock option exercises	1.8	0.4	0.4
Excess tax benefits from stock option exercises	3.1	1.8	2.3
Deferred financing costs	-	(1.6)	-
Net cash used in financing activities	(162.3)	(59.1)	(96.2)
Effect of exchange rate changes on cash and cash equivalents	(2.6)	1.2	1.7
Net change in cash and cash equivalents	22.5	4.7	(39.7)
Cash and cash equivalents, beginning of the year	12.1	7.4	47.1
Cash and cash equivalents, end of year	$34.6	$12.1	$7.4
Supplemental cash flow information:
Interest paid	$31.9	$28.0	$19.9
Income taxes paid, net of refunds	26.5	17.7	29.3
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND FORMATION
      Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom. Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The company provides highway deicing products to customers in North America and the United Kingdom, and specialty fertilizer to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial foods, and other mineral-based products for consumer, agricultural and industrial applications.  Effective November 2006, CMP acquired 100% of DeepStore and in January 2007 CMP acquired 100% of Interactive Records Management Limited, both of which are records management businesses located in the U.K.

Compass Minerals International, Inc. is a holding company with no operations other than those of its wholly-owned subsidiaries.  Until December 2007, CMP owned 100% of Compass Minerals Group, Inc. (“CMG”), a holding company through which CMP owned its operating subsidiaries.  Through December 2007, CMG was also the party to the Company’s senior secured credit agreement.  In December 2007, CMG was merged with and into Compass Minerals International, Inc.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates:
 The preparation of financial statements in conformity with generally accepted accounting principles, or “GAAP,” requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of Consolidation:
The Company’s consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

c. Foreign Currency Translation
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the average rates of exchange for the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss). Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other expense for the years ended December 31, 2008, 2007 and 2006, were $0.5 million, $0.1 million and $2.3 million, respectively.

d. Revenue Recognition:
 The Company recognizes revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include amounts charged to customers for shipping and handling costs which are expensed when the related product is sold.

e. Cash and Cash Equivalents:
 The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in bank deposit accounts with several commercial banks with high credit ratings in the U.S., Canada and Europe. Typically, the Company has bank deposits in excess of federally insured limits.  Currently, the Company does not believe it is exposed to significant credit risk on its cash and cash equivalents.

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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
Property, plant and equipment also includes mineral interests.  The Company leases probable mineral reserves at several of its extraction facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 88 years as of December 31, 2008.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 54 years as of December 31, 2008.
Buildings and structures are depreciated on a straight line basis over lives generally ranging from 20 to 40 years.  Portable buildings generally have shorter lives than permanent structures.  Leasehold and building improvements have shorter estimated lives of 10 to 40 years or lower based on the life of the lease to which the improvement relates.
The Company’s other fixed assets are amortized on a straight-line basis over their respective lives.  The following table summarizes the estimated useful lives of our property, plant and equipment:

Years
Land improvements	10 to 20
Buildings and structures	20 to 40
Leasehold and building improvements	10 to 40
Machinery and equipment – vehicles	3 to 10
Machinery and equipment – other mining and production	10 to 15
Office furniture and equipment	3 to 10
Mineral interests	20 to 99

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

j. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $7.2 million and $9.5 million as of December 31, 2008 and 2007 and accumulated amortization of $3.4 million and $3.3

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

million as of December 31, 2008 and 2007, respectively. In connection with the partial redemption of its 12% Senior Subordinated Discount Notes due 2013, the Company wrote off $1.1 million of its net unamortized deferred financing fees which have been included in Other (income) expense, net in the Consolidated Statements of Operations for 2008.  Deferred financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.
Certain inventories of spare parts and related inventory of approximately $7.3 million and $6.4 million at December 31, 2008 and 2007, respectively, which will be utilized with respect to long-lived assets, have been classified in the Consolidated Balance Sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 7.  As of December 31, 2008 and 2007, investments in marketable securities representing amounts deferred by employees and Company contributions totaling $3.7 million and $4.9 million, respectively, were included in other noncurrent assets on the Consolidated Balance Sheets.  The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other (income) expense, net in the Consolidated Statements of Operations.

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
The Company recognizes potential liabilities in accordance with FIN 48 for anticipated tax issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
In evaluating the Company’s ability to realize deferred tax assets, the Company considers the sources and timing of taxable income, including the reversal of existing temporary differences, the ability to carryback tax attributes to prior periods, qualifying tax-planning strategies, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, the Company’s assumptions include the amount of pre-tax operating income according to different state, federal and international taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax-planning strategies.
If the Company determines that a portion of its deferred tax assets will not be realized, a valuation allowance is recorded in the period that such determination is made. In the future, if the Company determines, based on the existence of sufficient evidence, that more or less of the deferred tax assets are more-likely-than-not to be realized, an adjustment to the valuation allowance will be made in the period such a determination is made.

l. Environmental Costs:
 Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $1.8 million and $2.1 million as of December 31, 2008 and 2007, respectively.

m. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of CMP, whereby stock options and restricted stock units are available for grant to employees of, consultants to, or directors of CMP. Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (FASB) Statement No. 123(R) – “Share-Based Payment” to account for its equity compensation awards using the modified prospective transition method.  Because the Company had previously recognized compensation expense for the fair value of its stock-based compensation in accordance with SFAS 123, the adoption of SFAS 123(R) had no impact on the amount of compensation expense recognized in the Consolidated Statements of Operations.  See Note 11 for additional discussion.

n. Earnings per Share:
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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

o. Derivatives:
The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of its risk of changes in natural gas prices through the use of derivative agreements. The Company also uses interest rate swap agreements to hedge the variability of a portion of its future interest payments on its variable rate debt. The Company accounts for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. The Company does not engage in trading activities with its financial instruments.
All of the derivative instruments held by the Company as of December 31, 2008 and 2007 qualify as cash flow hedges and accordingly, the change in fair value of the swaps, net of applicable taxes, is recorded to other comprehensive income until the underlying transaction affects earnings.

p. Business Acquisitions:
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
In January 2007, through DeepStore, we acquired all of the outstanding common stock of London-based Interactive Records Management Limited (IRM) for approximately $7.6 million in cash with a contingent purchase price adjustment providing up to approximately $2.0 million of additional consideration over two years.  As of December 31, 2007, $0.2 million was accrued which was subsequently paid in 2008 related to the contingency agreement.  The net assets acquired consist of assets valued at $9.4 million and assumed liabilities of $1.6 million.

q. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern United States, and throughout Canada and the United Kingdom.  The Company’s specialty fertilizer products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2008, or more than 10% of accounts receivable at December 31, 2008 or 2007.

r. Recent Accounting Pronouncements:
During the first quarter of 2008, the FASB issued FASB Statement No. 161 – “Disclosures about Derivative Instruments and Hedging Activities”.  This statement will require holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  This statement is effective for interim and annual periods beginning after November 15, 2008.  The adoption of this statement will not have any effect on the Company’s results of operations, financial condition or cash flows.
During the second quarter of 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earning per share under the two-class method per FASB Statement No. 128, “Earnings per Share.”  FSP 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited.  The adoption of this statement will not have a material effect on the Company’s results of operations.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

3.	INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2008	2007
Finished goods	$94.1	$105.1
Raw materials and supplies	29.2	23.3
Total inventories	$123.3	$128.4

4.	PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2008	2007
Land and Buildings	$190.2	$197.7
Machinery and equipment	381.6	407.2
Office furniture and equipment	17.7	19.3
Mineral interests	164.3	181.0
Construction in progress	36.5	21.6
	790.3	826.8
Less accumulated depreciation and depletion	(407.2)	(430.0)
Property, plant and equipment, net	$383.1	$396.8

5.	INTANGIBLE ASSETS

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships acquired in connection with the 2007 purchase of IRM.  The SOP production rights and customer relationships are being amortized over 25 years and 7 years, respectively.  The weighted average amortization period for all intangibles is approximately 24 years.  None of the intangible assets has a residual value.  Aggregate amortization expense was $1.3 million during 2008 and $1.1 million in 2007 and 2006 and is projected to be approximately $1.2 million per year over the next five years.  The intangible asset value and accumulated amortization as of December 31, 2008 are as follows (in millions):

	SOP Production Rights	Customer Relationships	Total
Intangible assets	$24.3	$1.8	$26.1
Accumulated amortization	(5.0)	(0.7)	(5.7)
Intangible assets, net	$19.3	$1.1	$20.4

       As of December 31, 2007, intangible assets included SOP production rights and a related customer list valued at $24.3 million and $2.3 million, respectively, with accumulated amortization of $4.0 million and $0.4 million, respectively.

6.	INCOME TAXES

The Company files U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels.  The Company’s U.S. federal tax returns for tax years 2006 forward remain open and subject to examination.  Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

The following table summarizes the Company’s income tax provision related to earnings for the years ended December 31 (in millions):

	2008	2007	2006
Current:
Federal	$25.3	$(6.5)	$22.2
State	5.8	-	1.3
Foreign	20.2	6.9	14.5
Total current	51.3	0.4	38.0
Deferred:
Federal	10.1	5.3	(19.5)
State	2.6	1.0	(1.6)
Foreign	3.5	(6.6)	(2.1)
Total deferred	16.2	(0.3)	(23.2)
Total provision for income taxes	$67.5	$0.1	$14.8

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
The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2008	2007	2006
Domestic income	$169.5	$50.8	$45.5
Foreign income	57.5	29.3	24.3
Earnings before tax	227.0	80.1	69.8
Computed tax at the federal statutory rate of 35%	79.4	28.0	24.4
Foreign income, mining, and withholding taxes, net of U.S. federal deduction	1.5	3.5	3.9
Percentage depletion in excess of basis	(12.5)	(7.2)	(6.9)
Release of previously established foreign tax reserves	-	(13.0)	-
Domestic tax reserves, net of reversals	(2.4)	(4.9)	4.1
State income taxes, net of federal income tax benefit	6.2	0.5	0.1
Change in valuation allowance on deferred tax assets	0.4	0.2	(7.5)
Interest expense recognition differences	(6.3)	(4.5)	(2.9)
Other	1.2	(2.5)	(0.4)
Provision for income taxes	$67.5	$0.1	$14.8
Effective tax rate	30%	0%	21%

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

	2008	2007
Current deferred tax assets:
Net operating loss carryforwards	$-	$2.7
Alternative minimum tax credit carryforwards	2.4	-
Accrued expenses	1.7	1.9
Other, net	8.4	6.7
Current deferred tax assets	$12.5	$11.3
Non-current deferred taxes:
Property, plant and equipment	$66.6	$71.8
Total deferred tax liabilities	66.6	71.8
Deferred tax assets:
Net operating loss carryforwards	11.0	16.9
Alternative minimum tax credit carryforwards	16.9	19.9
Interest on discount notes	13.5	23.9
Other, net	7.3	3.1
Subtotal	48.7	63.8
Valuation allowance	(3.7)	(4.6)
Total non-current deferred tax assets	45.0	59.2
Net non-current deferred tax liabilities	$21.6	$12.6

At December 31, 2008, the Company had U.S. and Canadian federal net operating loss (“NOL”) carry-forwards of approximately $27.9 million which expire at various dates through 2028. Ownership changes, as defined in Internal Revenue Code Section 382, limit the amount of U.S. NOLs that can be utilized annually to offset future taxable income and reduce the tax liability.  The Company has previously incurred three ownership changes which has placed annual limitations on the amount of utilization of each U.S. NOL. The Company also has tax-affected state and Canadian provincial NOL carry-forwards of approximately $1.9 million which will expire in various years through 2028, and, in connection with its 2007 acquisition of IRM, the Company acquired approximately $3.6 million of foreign NOL carryforwards with no expiration date.  The Company also has a U.S. federal alternative minimum tax credit carry-forward at December 31, 2008 of approximately $19.3 million. This credit carry-forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to net operating loss carryforwards that it does not believe will, more likely than not, be realized. As of December 31, 2008 and 2007, the Company’s valuation allowance was $3.7 million and $4.6 million, respectively. The $0.9 million decrease in the valuation allowance in 2008 was primarily due to the realization of additional NOLs offset by management’s assessment that the Company will not be able to realize all of its foreign interest deductions. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertain Taxes.”  The Company recognizes potential liabilities for unrecognized tax benefits in the U.S. and other tax jurisdictions in accordance with FIN 48, which requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits.  The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  Management expects that there will be no uncertain tax positions resolved during the next twelve months.  The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions).

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

	2008	2007
Unrecognized tax benefits:
Balance at January 1	$25.7	$36.4
Additions resulting from current year tax positions	0.7	2.4
Additions relating to tax positions taken in prior years	2.4	3.2
Reductions due to cash payments	(2.2)	(4.0)
Reductions relating to tax positions taken in prior years	(4.1)	(5.8)
Reductions due to expiration of tax years	(4.4)	(6.5)
Balance at December 31	$18.1	$25.7

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision.   During the years ended December 31, 2008, 2007 and 2006, the Company accrued interest and penalties, net of reversals, of $1.0 million, ($4.8) million and $2.7 million, respectively.  As of December 31, 2008 and 2007, accrued interest and penalties included in the Consolidated Balance Sheets totaled $4.0 million and $4.7 million, respectively.
The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the United States.  No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2008, 2007 and 2006.  Total undistributed earnings on which no U.S. federal income tax has been provided were $147.0 million at December 31, 2008.  If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.

7.	PENSION PLANS AND OTHER BENEFITS

The Company has a defined benefit pension plan for certain of its U.K. employees. Benefits of this plan are based on a combination of years of service and compensation levels.  This plan was closed to new participants in 1992. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees.  Through May 31, 2007, the Company also had a defined benefit pension plan available to a limited number of its U.S. employees.  The U.S. plan was not material in relation to the U.K. plan.  Effective May 31, 2007, the Company terminated the U.S. plan and by December 31, 2007 this U.S. plan was substantially settled.
The Company’s U.K. investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities. The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio, and that approximately 25% be invested in debt securities. In early September 2008, the Company elected to temporarily move the plan’s investments into debt securities while it evaluated the investment climate.  The Company expects to return to a greater percentage of equity securities in the future as, in management’s judgment, conditions warrant.  The weighted-average asset allocations by asset category are as follows (in millions):

	Plan Assets at December 31,
Asset Category	2008	2007
Cash and cash equivalents	-	5%
Equity Securities	-	70
Debt Securities	100%	25
Total	100%	100%

The Company adopted the recognition and disclosure provisions of SFAS 158 for its 2006 annual pension valuation and the measurement date provision for its 2008 annual pension valuation.  The measurement date provision requires that plan assets and benefit obligations be measured as of the Company’s fiscal year end date. The Company had previously measured its plan assets and benefit obligation as of November 30 of each year.  The adoption of the measurement provisions of SFAS 158 was not material to the Company’s Consolidated Financial Statements.
As of December 31, 2008 and 2007, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $3.7 million and $5.2 million, respectively.

The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

	2008	2007	2006
Discount rate	5.80%	5.80%	5.00%
Expected return on plan assets	6.00	7.00	6.60
Rate of compensation increase	N/A	3.30	2.75

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations.  Management expects total contributions during 2009 will be approximately $3.8 million, unless a supplemental funding is assessed as discussed below.
The U.K. pension plan includes a provision whereby supplemental benefits may be available to participants under certain circumstances after case review and approval by the plan trustees.  Because instances of this type of benefit have historically been infrequent, the development of the projected benefit obligation and net periodic pension cost has not provided for any future supplemental benefits.  If additional benefits are approved by the trustees, it is likely that an additional contribution would be required and the amount of incremental benefits would be expensed by the Company.
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Calendar Year	Future Expected Benefit Payments
2009	$3.8
2010	2.2
2011	2.3
2012	2.4
2013	2.4
2014 – 2018	13.4

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans, based on a November 30 and December 31 measurement date in 2007 and 2008, respectively, as of December 31 (in millions):

	2008	2007
Change in benefit obligation:
Benefit obligation as of January 1	$80.5	$86.4
Service cost	0.5	0.8
Interest cost	4.4	4.3
Termination benefits	-	0.6
Actuarial (gain) or loss	(5.4)	(6.0)
Benefits paid	(3.5)	(7.0)
Currency fluctuation adjustment	(20.6)	1.2
Employee contributions	0.2	0.2
Benefit obligation as of December 31	56.1	80.5
Change in plan assets:
Fair value as of January 1	75.0	74.9
Actual return	(0.5)	4.6
Company contributions	2.3	1.4
Currency fluctuation adjustment	(19.6)	0.9
Benefits paid	(3.5)	(7.0)
Employee contributions	0.2	0.2
Fair value as of December 31	53.9	75.0
Funded status of the plans	$(2.2)	$(5.5)

The underfunded status of the plan for the defined pension plan which was recorded in the Consolidated Balance Sheets included $2.2 million in accrued expenses for 2008 and $1.5 million in accrued expenses and $4.0 million in noncurrent liabilities in 2007. The accumulated benefit obligation for the defined benefit pension plan was $56.0 million and $77.7 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation is in excess of the plan’s assets.  The components of net pension expense were as follows for the years ended December 31 (in millions):

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

	2008	2007	2006
Service cost for benefits earned during the year	$0.5	$0.8	$0.9
Interest cost on projected benefit obligation	4.4	4.3	3.8
Termination benefits	-	0.6	-
Return on plan assets	(4.8)	(4.9)	(4.4)
Net amortization	-	0.5	0.3
Other	-	0.1	-
Net pension expense	$0.1	$1.4	$0.6

The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance.  Expense attributable to all Savings Plans was $10.1 million, $5.9 million and $5.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.
The Savings Plans include a non-qualified plan for certain of its executive officers and key employees who are limited in their ability to participate in qualified plans due to existing regulations.  These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions based on a percentage of their deferred salary, profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications.  Although not required to do so, the Company actually invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications.  As of December 31, 2008 and 2007, investments in marketable securities totaling $3.7 million and $4.9 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities on the Consolidated Balance Sheets.  Compensation expense (reduction) recorded for this plan totaled $(1.3) million, $0.7 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, including amounts attributable to investment income (loss) of $(1.5) million, $0.3 million and $0.5 million, respectively, which is included in Other (income) expense, net on the Consolidated Statements of Operations.

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
The Term Loan and Incremental Term Loan are due in quarterly installments of principal and interest and mature in December 2012. The scheduled principal payments total $4.1 million annually but the loans may be prepaid proportionately at any time without penalty. The $125 million Revolving Credit Facility matures in December 2010. Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolver includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2008, after deducting outstanding letters of credit totaling $9.1 million, the Company’s borrowing availability was $107.2 million.  The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio.  Bank fees are not material.
Interest on the Credit Agreement is variable, based on either the Eurodollar Rate (LIBOR) or a Base Rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin which is dependent on upon the Company’s leverage ratio. As of December 31, 2008, the weighted average interest rate on all borrowings outstanding under the Credit Agreement was 4.30%.
The Company has interest rate swap agreements to effectively fix the interest rate on a combined $200 million of its Term Loan and Incremental Term Loan at a weighted average rate of 6.4%. These swaps are discussed further in Note 9.
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
The Company’s senior subordinated discount notes due 2013 (“Subordinated Discount Notes”) accreted non-cash interest at an annual rate of 12% through June 1, 2008, thereby increasing the aggregate principal balance of the notes to $179.6 million by June 1, 2008.  In 2008, the Company called $90.0 million of its Senior Subordinated Discount Notes due 2013.  In connection with the transactions, the Company recorded a loss on the extinguishment of debt of $6.5 million, which included call premiums of $5.4 million and the write-off of deferred financing fees of $1.1 million.
The Credit Agreement and the indenture governing the Subordinated Discount Notes limit the Company’s ability, among other things, to: incur additional indebtedness or

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies.  The Credit Agreement is secured by all existing and future assets of the Company’s subsidiaries. Additionally, it requires the Company to maintain certain financial ratios including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2008, the Company was in compliance with each of its covenants.
The notes in the table below are listed in order of subordination with all notes subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2008	2007
12% Subordinated Discount Notes due 2013	$89.8	$171.4
Term Loan due 2012	271.8	274.6
Incremental Term Loan due 2012	125.4	126.7
Revolving Credit Facility due 2010	8.7	34.1
	495.7	606.8
Less current portion	(4.1)	(4.1)
Long-term debt	$491.6	$602.7

         Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt
Maturity
2009	$4.1
2010	12.8
2011	4.1
2012	384.9
2013	89.8
Thereafter	-
Total	$495.7

9.	DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

Natural gas is used at several of the Company’s evaporated salt production facilities.  The Company enters into natural gas swap agreements to hedge its risk of natural gas commodity price changes. The Company also has interest rate swap agreements to hedge its risk of changing interest rates relative to its variable rate debt under the Credit Agreement. All derivative instruments held by the Company as of December 31, 2008 and 2007 qualified as cash flow hedges and any ineffectiveness related to these hedges was not material for any of the years presented. The Company does not engage in trading activities with these financial instruments.
As of December 31, 2008, the Company had natural gas swap agreements outstanding to hedge a portion of its natural gas purchase requirements through November 2011. As of December 31, 2008 and 2007, the Company had agreements in place to hedge natural gas purchases of 4.7 and 2.7 million British thermal units, respectively. Unrealized losses related to these contracts totaled $7.8 million and $1.0 million for 2008 and 2007, respectively. The derivative liabilities are included in other current liabilities on the Consolidated Balance Sheets with the corresponding unrealized loss included in other comprehensive income, net of tax. During 2008, 2007 and 2006, $1.9 million, $5.6 million and $4.7 million, respectively, of losses were recognized through cost of sales related to natural gas and basis swap agreements.  As of December 31, 2008, approximately $6.1 million of unrealized losses relate to contracts scheduled to settle during 2009.
To hedge the variability of future interest payments on Credit Agreement borrowings (discussed in Note 8), the Company has interest rate swap agreements to effectively fix the LIBOR-based portion of its interest rate on $200 million of debt at 4.79%. The notional amount of the swap decreases by $50 million in March 2009, $100 million in March 2010, with the final $50 million expiring in March 2011. As of December 31, 2008 and 2007, a derivative liability of $8.9 million and $4.2 million, respectively, was included in accrued expenses on the Consolidated Balance Sheets with the corresponding unrealized gain or loss included in other comprehensive income, net of tax.  The Company recognized net losses from these swaps totaling $2.6 million as additional interest expense in 2008 and net gains of $1.0 million as a reduction to interest expense in 2007.  As of December 31, 2008, approximately $5.8 million of unrealized losses relate to interest payments scheduled to occur during 2009.
Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to the liquid and short-term nature of the instruments. The Company’s investments related to its nonqualified retirement plan of $3.7 million and $4.9 million as of December 31, 2008 and 2007 are stated at fair value based on quoted market prices.  As of December 31, 2008, the estimated fair value of the fixed-rate notes payable, based on available trading information, totaled $87.1 million compared with the aggregate principal amount at maturity of $89.8 million. The fair value at December 31, 2008 of amounts outstanding under the Credit Agreement, based upon available information,

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

totaled approximately $320.7 million compared with the aggregate principal amount at maturity of $405.9 million.  The fair values of our interest rate swap and natural gas contracts are based on forward yield curves and rates for notional amounts maturing in each respective time-frame.

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present in the groundwater in the vicinity of the Kenosha, Wisconsin plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and groundwater at the Kenosha plant. We have completed the investigation of the soils and groundwater at the Kenosha site and remitted the findings to DATCP. DATCP has reviewed those findings and deferred our liability exemption request to the Wisconsin Department of Natural Resource (“DNR”). We expect the DNR to make a determination in 2009.  If required, we would conduct all phases of any investigation and any required remediation work under the Wisconsin Agricultural Chemical Cleanup Program, which would provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We would expect to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site if we do not receive the liability exemption and are required to conduct further investigation or remedial actions.
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
Approximately 30% of our U.S. workforce and 70% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2009, three will expire in 2010 and two will expire in 2011. Additionally, approximately 9% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be good.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2008 are as follows (in millions):

Operating
Leases
2009	$9.0
2010	7.6
2011	5.7
2012	4.8
2013	3.4
Thereafter	17.9
Total	$48.4

Rental expense, net of sublease income, was $11.8 million for the year ended December 31, 2008 and $10.0 million for 2007 and $9.3 million for 2006, respectively.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company.  Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  Royalty expense related to these leases was $11.3 million, $7.5 million and $6.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

years ended December 31, 2008, the Company has had no material penalties related to these sales contracts.  At December 31, 2008, the Company had approximately $37.1 million of outstanding performance bonds.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts, extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company’s future minimum long-term purchase commitments are approximately $0.2 million annually through 2013.

Purchase Agreement: As of December 31, 2008, the Company had approximately $0.9 million of deferred gain remaining from an amendment to an agreement with a supplier related to the purchase of salt from the supplier’s chemical production facility in Tennessee. During 2002 the Company received a one-time cash payment of $8.0 million related to the amendment. The gain is being amortized ratably through December 2009, as certain conditions are met by the Company and supplier. During 2008, 2007 and 2006, the Company recorded a reduction to cost of sales of approximately $0.9 million each year as the ratable portions of the gain were realized. If the Company were to elect to resume purchasing salt from the supplier’s facility, the Company would repay a ratable portion of the cash received.

11.	STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $1.34 per share in 2008 and intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 8) and other factors its board of directors deems relevant.
Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date.  Accumulated deferred units are distributed in the form of Company common stock following resignation from the Board.  During the years ended December 31, 2008, 2007 and 2006, members of the board were credited with 12,965, 16,573 and 18,518 deferred stock units, respectively.  During those same years, 631, 4,076 and 2,820 shares of common stock respectively, were issued from treasury shares to retiring directors.

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

The following is a summary of CMP’s stock option and RSU activity and related information for the following periods:

	Number	Weighted-average	Number	Weighted-average
	of options	exercise price	of RSUs	fair value
Outstanding at December 31, 2005	757,901	$7.60	14,000	$23.47
Granted	248,800	26.08	58,900	26.11
Exercised (a)	(259,979)	1.44	-	-
Cancelled/Expired	(540)	5.17	-	-
Outstanding at December 31, 2006	746,182	15.91	72,900	25.60
Granted	146,475	33.58	48,625	33.58
Exercised (a)	(240,616)	1.65	-	-
Cancelled/Expired	-	-	-	-
Outstanding at December 31, 2007	652,041	25.15	121,525	28.80
Granted	105,550	55.65	33,400	55.67
Exercised (a)	(83,119)	20.38	-	-
Released from restriction	-	-	(14,000)	23.47
Cancelled/Expired	(5,722)	4.07	(232)	45.78
Outstanding at December 31, 2008	668,750	$30.66	140,693	$35.68
a) Common stock issued for exercised options were all issued from treasury stock.

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

	2008	2007	2006
Fair value of options granted	$16.54	$10.72	$8.51
Expected term (years)	5.2	5.3	5.5
Expected volatility	27.9%	24.3%	24.2%
Dividend yield(a)	0.0%	0.0%	0.0%
Risk-free interest rates	2.4%	4.5%	4.6%
(a) The assumed yield reflects the non-forfeiting dividend feature for awards under the 2005 Plan.

The following table summarizes information about options outstanding and exercisable at December 31, 2008.  As of December 31, 2007, there were 652,041 options outstanding of which 297,516 were exercisable.

	Options Outstanding			Options Exercisable
		Weighted average	Weighted average		Weighted average	Weighted average
		remaining	exercise price		remaining	exercise price
Range of	Options	contractual life	of options	Options	contractual life	of exercisable
exercise prices	outstanding	(years)	outstanding	exercisable	(years)	options
$1.40 - $16.47	17,755	1.8	$3.23	17,755	1.8	$3.23
$16.48 - $28.31	402,217	4.0	24.29	268,342	3.9	23.54
$28.32 - $36.00	143,650	5.2	33.58	34,018	5.2	33.59
$36.01 - $55.12	100,853	6.3	55.08	-	-	-
$55.13 - $78.53	4,275	9.6	69.23	-	-	-
Totals	668,750	4.6	$30.66	320,115	3.9	$23.48

During the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $3.0 million, $2.0 million and $1.2 million, respectively, related to its stock-based compensation awards that are expected to vest.  No amounts have been capitalized.  As of December 31, 2008, unrecorded compensation cost related to non-vested awards of $4.9 million is expected to be recognized from 2009 through 2012, with a weighted average period of 1.1 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2008 totaled approximately $3.3 million.  As of December 31, 2008, the intrinsic value of options outstanding aggregated approximately $18.8 million, of which 320,115 options with an intrinsic value of $11.3 million were exercisable.  The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2008.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of related taxes, are summarized as follows (in millions):

December 31,	2008	2007	2006
Unrealized net pension costs	$(3.7)	$(5.2)	$(9.6)
Unrealized loss on cash flow hedges	(10.3)	(3.2)	(3.0)
Cumulative foreign currency translation adjustments	13.2	61.9	48.4
Accumulated other comprehensive income (loss)	$(0.8)	$53.5	$35.8

See Note 9 for a discussion of the Company’s cash flow hedges and Note 7 for a discussion of the Company’s defined benefit pension plans.

12.	FAIR VALUE MEASUREMENTS

The Company adopted FASB Statement No. 157 – “Fair Value Measurements” effective January 1, 2008 for its financial instruments that are measured and reported at estimated fair value and applied on a prospective basis.   Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  This Statement did not have a material effect on the Company’s financial statements.  When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (“level one” inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (“level two” inputs).
 The Company holds marketable securities associated with its non-qualified savings plan which are valued based on readily available quoted market prices.  Additionally, the Company utilizes derivative instruments to manage its risk of changes in natural gas prices and interest rates.  The fair values of the derivative instruments are determined primarily using observable yield curves or other market-corroborated data matching the terms of the derivatives (level two inputs).   The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2008	Level One	Level Two
Assets:
Marketable securities	$3.7	$3.7	$-
Total Assets	$3.7	$3.7	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(3.7)	$(3.7)	$-
Derivatives – natural gas swaps	(7.8)	-	(7.8)
Derivatives - interest rate swaps	(8.9)	-	(8.9)
Total Liabilities	$(20.4)	$(3.7)	$(16.7)

13.	OPERATING SEGMENTS

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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
Segment information as of and for the years ended December 31, is as follows (in millions):

		Specialty	Corporate
2008	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$923.3	$232.9	$11.5	$1,167.7
Intersegment sales	0.4	22.4	(22.8)	-
Shipping and handling cost	318.3	22.8	-	341.1
Operating earnings (loss)	191.7	117.7	(35.2)	274.2
Depreciation, depletion and amortization	28.9	10.2	2.3	41.4
Total assets	592.5	183.0	47.1	822.6
Capital expenditures	43.7	19.4	4.7	67.8

		Specialty	Corporate
2007	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$710.7	$136.1	$10.5	$857.3
Intersegment sales	0.4	15.4	(15.8)	-
Shipping and handling cost	232.9	20.0	-	252.9
Operating earnings (loss)	138.7	35.6	(30.0)	144.3
Depreciation, depletion and amortization	29.6	9.5	0.9	40.0
Total assets	600.5	152.2	67.3	820.0
Capital expenditures	33.7	9.9	4.4	48.0

		Specialty	Corporate
2006	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$549.6	$110.3	$0.8	$660.7
Intersegment sales	-	13.1	(13.1)	-
Shipping and handling cost	179.2	15.4	-	194.6
Operating earnings (loss)	114.4	30.5	(25.5)	119.4
Depreciation, depletion and amortization	31.5	8.9	0.1	40.5
Total assets	512.3	145.2	58.0	715.5
Capital expenditures	24.1	11.4	0.9	36.4

a)Other includes corporate entities, DeepStore and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan and other assets not allocated to the operating segments.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2008	2007	2006
United States	$844.5	$616.7	$470.9
Canada	245.5	193.4	149.0
United Kingdom	56.0	42.4	40.8
Other	21.7	4.8	-
Total sales	$1,167.7	$857.3	$660.7

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long-Lived Assets	2008	2007
United States	$250.9	$ 246.0
Canada	128.2	140.8
United Kingdom	49.3	62.6
Total long-lived assets	$428.4	$ 449.4

14.	EARNINGS PER SHARE

As discussed in Note 11, as of December 31, 2008, the Company has 533,628 stock options and 140,693 restricted stock units outstanding which are entitled to receive non-forfeitable dividends.  Because these securities have dividend and/or distribution rights equal to those of our common stockholders, the securities have been included in the calculation of basic earnings per share.
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2008	2007	2006
Numerator:
Net earnings	$159.5	$80.0	$55.0

Denominator:
Weighted average common shares outstanding, shares for basic earnings per share (in thousands)	33,096	32,811	32,346
Weighted average stock options outstanding (in thousands)	70	121	247
Shares for diluted earnings per share (in thousands)	33,166	32,932	32,593

Net earnings per share, basic	$4.82	$2.44	$1.70

Net earnings per share, diluted	$4.81	$2.43	$1.69

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

15.	QUARTERLY RESULTS (Unaudited) (In millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2008
Sales	$380.0	$162.0	$237.4	$388.3
Gross profit	97.0	37.1	76.8	145.3
Net earnings	49.1	1.6	28.7	80.1
Net earnings per share, basic	$1.49	$0.05	$0.87	$2.42
Net earnings per share, diluted	1.48	0.05	0.87	2.41
Basic weighted-average shares outstanding (in thousands)	32,992	33,117	33,135	33,141
Diluted weighted-average shares outstanding (in thousands)	33,068	33,192	33,201	33,201
2007
Sales	$264.2	$127.5	$139.5	$326.1
Gross profit	64.6	25.4	32.5	89.5
Net earnings (loss) (a)	26.1	(3.2)	6.7	50.4
Net earnings (loss) per share, basic	$0.80	$(0.10)	$0.20	$1.53
Net earnings (loss) per share, diluted	0.80	(0.10)	0.20	1.53
Basic weighted-average shares outstanding (in thousands)	32,579	32,257	32,903	32,942
Diluted weighted-average shares outstanding (in thousands)	32,768	32,257	32,988	33,015
(a)	The Company’s tax provisions for the third and fourth quarters of 2007 included $4.1 million and $14.0 million, respectively, of tax benefit items unique to 2007 as further discussed in Note 6.

16.	SUBSEQUENT EVENTS

Dividend declared:
On February 6, 2009, the board declared a quarterly cash dividend of $0.355 per share on its outstanding common stock. The dividend will be paid on March 13, 2009 to stockholders of record as of the close of business on February 27, 2009.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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
In connection with this Annual Report on Form 10-K for the year ended December 31, 2008, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2008 at the reasonable assurance level.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2008, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.   Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2008, and has also issued an audit report dated February 18, 2009, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, which is included in this Annual Report on Form 10-K.

 Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 – Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Corporate Governance Guidelines” of the definitive proxy statement filed pursuant to Regulation 14A for the 2009 annual meeting of stockholders (“2009 Proxy Statement”).  Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2009 Proxy Statement.

Code of Ethics
We have adopted a code of ethics for our executive and senior financial officers, violations of which are required to be reported to the audit committee. The code of ethics is included as Exhibit 14 to this Form 10-K and posted on our website at www.compassminerals.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the “Executive Compensation Tables” and “Compensation Discussion and Analysis” included in the 2009 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership” included in the 2009 Proxy Statement.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2008 concerning our common stock authorized for issuance under our equity compensation plan:

		Weighted-	Number of
	Number of shares	average exercise price of	securities available for
Plan category	to be issued upon exercise	outstanding securities	issuance under plan
Equity compensation plans approved by stockholders
Stock options	668,750	$30.66
Restricted stock units	140,693	N/A
Deferred stock units	9,793	N/A
Total securities under approved plans	819,236		2,516,557
Equity compensation plans not approved by stockholders(1):
Deferred stock units	45,353	N/A	6,970
Total	864,589		2,523,527

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

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Information regarding Board of Directors and Committees” included in the 2009 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Auditors” included in the 2009 Proxy Statement.

-

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:
______________________________________________________________________________________________________
Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2008, 2007 and 2006

Description (in millions)	Balance at the Beginning of the Year	Additions Charged to Expense	Deductions (1) (3)	Acquisition or Disposition(2)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2008	$1.8	$1.2	$(0.5)	$—	$2.5
2007	1.6	0.7	(0.5)	—	1.8
2006	1.7	—	(0.2)	0.1	1.6
Deducted from Deferred Income Taxes — Valuation Allowance
2008	$4.6	$1.2	$(2.0)	$(0.1)	$3.7
2007	2.9	0.2	—	1.5	4.6
2006	10.4	—	(7.5)	—	2.9

(1)	Deduction for purposes for which reserve was created.
(2)	Increase in the allowance for doubtful accounts balance results from the acquisition of a business.
(3)	Deductions from the deferred income tax valuation allowance in 2008 include a foreign currency adjustment of $0.4 million.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

______________________________________________________________________________________________________
EXHIBIT INDEX
Exhibit No.	Description of Exhibit
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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

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

10.10
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

10.11
Second Amendment to the Amended and Restated Credit Agreement, dated as December 22, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc., Sifto Canada Corp., Salt Union Limited, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as U.K.. agent, Calyon New York Branch, as syndication agent, and Bank of America, N.A. and the Bank of Nova Scotia, as co-documentation agents (incorporated herein by reference to Exhibit 10.11 to Compass Minerals International, Inc’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.12	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 10.13).

10.13
Rights Plan, dated as of December 11, 2003, between Compass Minerals International, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 10.19 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

10.14
Amendment Number Two to Rights Plan dated December 11, 2003 among Compass Minerals International, Inc. and U.M.B. Bank, n.a., as successor rights agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 8, 2007).

10.15
Letter agreement appointing Computershare Trust Company, N.A. as successor Rights Agent under the Rights Agreement dated December 11, 2003 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

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

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

10.18	Summary of Non-Employee Director Compensation Program (incorporated herein by reference to Exhibit 10.18 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

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

10.24
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.25*	Amendment to Form of Restricted Stock Unit Award Agreement.

10.26	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.27
Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.28
First Amendment to the Compass Minerals International, Inc. Restoration Plan dated as of December 5, 2007 (incorporated herein by reference to Exhibit 10.27 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

10.29
Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.30	Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed dated January 23, 2006).

10.31*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.29 and 10.30 herein.

10.32
Employment Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.33*	409A Amendment to Existing Employment Agreement dated December 19, 2008 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis.

10.34
Change in Control Severance Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

10.35*	409A Amendment to Existing Change in Control Severance Agreement dated December 19, 2008 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis.

10.36
Restrictive Covenant Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.37
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 27, 2006).

10.38
Employment Offer Letter dated August 8, 2007 between Compass Minerals International, Inc. and John Fallis (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.39
Employment Offer Letter dated August 8, 2007 between Compass Minerals International, Inc. and Keith Clark (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.40
Employment Offer Letter dated November 16, 2007 between Compass Minerals International, Inc. and Gerald Bucan (incorporated herein by reference to Exhibit 10.37 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

10.41
Summary of Executive Compensation and Annual Incentive Plan Award Targets (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.42	Annual Incentive Plan Summary (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Ernst & Young LLP.

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.

32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.
____________
*           Filed herewith.

COMPASS MINERALS INTERNATIONAL, INC. 2008 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Angelo C. Brisimitzakis
        Angelo C. Brisimitzakis
President and Chief Executive Officer
Date: February 20, 2009

/s/ Rodney L. Underdown
        Rodney L. Underdown
Vice President and Chief Financial Officer
Date: February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2009.

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