Form 10-Q
period 2009-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2009-04-28
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes: ☑     No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes: ☐     No:  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes: ☐ No: ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 17, 2009 was 32,574,788 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$117.4	$34.6
Receivables, less allowance for doubtful accounts of
$2.6 in 2009 and $2.5 in 2008	97.8	210.4
Inventories	135.1	123.3
Deferred income taxes, net	30.0	12.5
Other	8.7	9.7
Total current assets	389.0	390.5
Property, plant and equipment, net	379.3	383.1
Intangible assets, net	20.1	20.4
Other	29.5	28.6
Total assets	$817.9	$822.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	69.4	115.4
Accrued expenses	31.6	41.0
Accrued salaries and wages	13.7	23.1
Income taxes payable	29.5	29.8
Accrued interest	3.9	2.1
Total current liabilities	152.2	215.5
Long-term debt, net of current portion	481.9	491.6
Deferred income taxes, net	40.4	21.6
Other noncurrent liabilities	30.2	29.4
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares;
35,367,264 issued shares	0.4	0.4
Additional paid-in capital	6.0	2.2
Treasury stock, at cost — 2,792,476 shares at March 31, 2009 and
2,929,654 shares at December 31, 2008	(5.3)	(5.6)
Retained earnings	118.1	68.3
Accumulated other comprehensive loss	(6.0)	(0.8)
Total stockholders' equity	113.2	64.5
Total liabilities and stockholders' equity	$817.9	$822.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended March 31,
	2009	2008

Sales	$309.1	$380.0
Shipping and handling cost	91.0	131.2
Product cost	102.8	151.8
Gross profit	115.3	97.0
Selling, general and administrative expenses	20.7	18.9
Operating earnings	94.6	78.1
Other (income) expense:
Interest expense	7.5	12.0
Other, net	(1.1)	(1.9)
Earnings before income taxes	88.2	68.0
Income tax expense	26.6	18.9
Net earnings	$61.6	$49.1
Basic net earnings per common share	$1.85	$1.49
Diluted net earnings per common share	$1.85	$1.48

Weighted average common shares outstanding (in thousands):
Basic	32,493	32,366
Diluted	32,538	32,442

Cash dividends per common share	$0.355	$0.335

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2009
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Loss	Total
Balance, December 31, 2008	$0.4	$2.2	$(5.6)	$68.3	$(0.8)	$64.5
Dividends on common stock				(11.8)		(11.8)
Stock options exercised		3.3	0.3			3.6
Stock-based compensation		0.5				0.5
Comprehensive income:
Net earnings				61.6		61.6
Change in unrealized pension costs						-
Unrealized loss on cash flow hedges						-
Foreign currency translation adjustments					(5.2)	(5.2)
Total comprehensive income						56.4
Balance, March 31, 2009	$0.4	$6.0	$(5.3)	$118.1	$(6.0)	$113.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)
	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$61.6	$49.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	10.2	10.7
Finance fee amortization	0.3	0.3
Accreted interest	-	5.1
Deferred income taxes	1.8	(0.3)
Other, net	0.9	0.9
Changes in operating assets and liabilities:
Receivables	111.0	40.7
Inventories	(12.5)	62.4
Other assets	(1.2)	1.2
Accounts payable and accrued expenses	(59.0)	(24.3)
Other noncurrent liabilities	(1.1)	(0.3)
Net cash provided by operating activities	112.0	145.5
Cash flows from investing activities:
Capital expenditures	(9.4)	(8.7)
Other, net	(0.1)	0.2
Net cash used in investing activities	(9.5)	(8.5)
Cash flows from financing activities:
Principal payments on long-term debt	(1.0)	(1.0)
Revolver activity	(8.6)	(34.0)
Dividends paid	(11.8)	(11.0)
Proceeds received from stock option exercises	2.1	1.0
Excess tax benefits from equity compensation awards	1.5	1.7
Other	(0.5)	-
Net cash used in financing activities	(18.3)	(43.3)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(3.0)
Net change in cash and cash equivalents	82.8	90.7
Cash and cash equivalents, beginning of the year	34.6	12.1
Cash and cash equivalents, end of period	$117.4	$102.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$5.6	$7.4
Income taxes paid, net of refunds	23.4	9.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom. Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The Company provides highway deicing products to customers in North America and the United Kingdom, and specialty fertilizer to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial foods, and other mineral-based products for consumer, agricultural and industrial applications.  Compass Minerals also provides records management services to businesses located in the U.K.

Compass Minerals International, Inc. is a holding company with no operations other than those of its wholly-owned subsidiaries.  The consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2008 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in salt segment sales, primarily with respect to its deicing products. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year.  In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., the Company stockpiles sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season. Production of deicing salt during the first quarter can vary based on the severity or mildness of the preceding winter season.  Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Recent Accounting Pronouncements –  In April 2009, the FASB issued Staff Position SFAS No. 141(R)-1 (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”  which amends and clarifies FASB Statement No. 141(revised 2007), “Business Combinations,” to address application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination.  SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations beginning with the first annual period on or after December 15, 2008.  The adoption of SFAS 141(R)-1 did not have an impact on the Company’s consolidated financial statements.

2.  Inventories:

Inventories consist of the following (in millions):

	March 31,	December 31,
	2009	2008
Finished goods	$100.0	$94.1
Raw materials and supplies	35.1	29.2
Total inventories	$135.1	$123.3

3.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	March 31,	December 31,
	2009	2008
Land and buildings	$189.7	$190.2
Machinery and equipment	381.6	381.6
Furniture and fixtures	17.8	17.7
Mineral interests	162.9	164.3
Construction in progress	39.3	36.5
	791.3	790.3
Less accumulated depreciation and depletion	(412.0)	(407.2)
Property, plant and equipment, net	$379.3	$383.1

4.  Intangible Assets, Net:

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships and are being amortized over 25 years and 7 years, respectively. Amortization expense was $0.3 million during the three months ended March 31, 2009 and 2008.

5.  Income Taxes:

Income tax expense for the three months ended March 31, 2009 was $26.6 million, an increase of $7.7 million compared to $18.9 million for the first quarter of 2008.  The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At March 31, 2009 and December 31, 2008, the Company had approximately $27.8 million and $27.9 million, respectively, of gross federal NOLs that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of March 31, 2009 and December 31, 2008, the Company’s valuation allowance was $3.3 million and $3.7 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.  Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2009	2008
12% Senior Subordinated Discount Notes due 2013	$89.8	$89.8
Term Loan due 2012	271.1	271.8
Incremental Term Loan due 2012	125.1	125.4
Revolving Credit Facility due 2010	-	8.7
	486.0	495.7
Less current portion	(4.1)	(4.1)
Long-term debt, net of current portion	$481.9	$491.6

7.  Pension Plans:

The components of net periodic benefit cost for the three-months ended March 31, 2009 and 2008 are as follows (in millions):

	Three Months Ended March 31,
	2009	2008
Service cost for benefits earned during the year	$-	$0.1
Interest cost on projected benefit obligation	0.8	1.2
Expected return on plan assets	(0.8)	(1.3)
Net pension expense	$-	$-

During the first quarter of 2009, the Company made $1.9 million of contributions to its pension plans.

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

9.  Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended March 31, 2009
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$268.8	$38.2	$2.1	$309.1
Intersegment sales	0.1	1.4	(1.5)	-
Shipping and handling cost	88.4	2.6	-	91.0
Operating earnings (loss)	77.4	26.8	(9.6)	94.6
Depreciation, depletion and amortization	6.8	2.3	1.1	10.2
Total assets	567.8	181.6	68.5	817.9

	Three Months Ended March 31, 2008
	Salt	Specialty Fertilizer	Corportate and Other (a)	Total
Sales to external customers	$329.2	$47.7	$3.1	$380.0
Intersegment sales	0.1	4.3	(4.4)	-
Shipping and handling cost	124.3	6.9	-	131.2
Operating earnings (loss)	69.5	17.1	(8.5)	78.1
Depreciation, depletion and amortization	7.8	2.4	0.5	10.7
Total assets	576.3	165.9	57.5	799.7

(a) “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

10.  Stockholders’ Equity and Equity Instruments:

On March 10, 2009, the Company granted 133,726 options and 43,611 restricted stock units to certain key employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date of $58.99 was used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”).  The options vest ratably on each anniversary date over a four-year service period.  Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to, and at the same time as, those declared on the Company’s common stock.

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and fair values for options granted during the first quarter of 2009 is included in the table below. The weighted average grant date fair value of these options was $19.15.

Range
Fair value of options granted	$18.36 - $19.37
Exercise price	$58.99
Expected term (years)	3 - 6
Expected volatility	42.47% - 48.96%
Dividend yield	2.6%
Risk-free rate of return	1.59% - 2.23%

During the three months ended March 31, 2009, the Company reissued 104,336 shares of treasury stock related to the exercise of stock options and 10,135 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  The Company recorded additional tax benefits of $1.5 million from its equity compensation awards as additional paid-in capital. During the three months ended March 31, 2009 and 2008, the Company recorded $0.8 million and $0.6 million of compensation expense, respectively, pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2009.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2008	668,750	$30.66	140,693	$35.68
Granted	133,726	58.99	43,611	58.99
Released from restriction	-	-	(32,400)	25.69
Exercised	(104,336)	20.04	-	-
Outstanding at March 31, 2009	698,140	$37.67	151,904	$44.50

 Other Comprehensive Loss

The Company’s comprehensive loss is comprised of net earnings, amortization of the unrealized net pension costs, and the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive loss for the three months ended March 31, 2009 are as follows (in millions):

	Balance		Balance
	December 31,	2009	March 31,
	2008	Change	2009
Unrealized net pension costs	$(3.7)	$-	$(3.7)
Unrealized loss on cash flow hedges	(10.3)	-	(10.3)
Cumulative foreign currency translation adjustment	13.2	(5.2)	8.0
Accumulated other comprehensive loss	$(0.8)	$(5.2)	$(6.0)

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive loss are reflected net of applicable income taxes.

11.  Derivative Financial Instruments:

The Company is subject to various types of market risks including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk.  Management may take actions to mitigate the exposure to these types of risks including entering into forward purchase contracts and other financial instruments.  Currently, the Company manages a portion of its interest rate risk and commodity pricing risk by using derivative instruments.  The Company does not engage in trading activities or take any speculative position with any financial instrument arrangements. The Company has entered into natural gas derivative instruments and interest rate swap agreements with counterparties it views as creditworthy. However, management does attempt to mitigate any credit risk by entering into master netting agreements with these counterparties.

During the first quarter of 2008, the FASB issued FASB Statement No. 161 – “Disclosures about Derivative Instruments and Hedging Activities”.  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  The Company adopted this statement effective with the first quarter of 2009.

Cash Flow Hedges

As of March 31, 2009, the Company has entered into natural gas derivative instruments and interest rate swap agreements. SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of March 31, 2009 and December 31, 2008 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s salt production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of March 31, 2009, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through November 2011.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  The Company may hedge portions of its natural gas usage up to 36 months in advance of the physical purchase. As of March 31, 2009 and December 31, 2008, the Company had agreements in place to hedge natural gas purchases of 5.0 and 4.7 million British thermal units, respectively.

As of March 31, 2009, the Company had $396.2 million of Credit Agreement borrowings which are subject to a floating rate.  The Company has $150 million of interest rate swap agreements in place to hedge the variability of future interest payments.  The notional amount of the swap decreases by $100 million in March 2010 with the final $50 million reduction occurring in March 2011.  As of March 31, 2009, the interest rate swap agreements effectively fix the weighted average LIBOR-based portion of its interest rate on a portion of its debt at 4.77%, thereby reducing the impact of interest rate changes on future interest cash flows and expense.

As of March 31, 2009, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months approximately $7.4 million and $5.4 million of net losses on derivative instruments related to the settlement of its natural gas and interest rate hedges, respectively.

The following table presents the fair value of the Company’s hedged items as of March 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	March 31, 2009	Balance Sheet Location	March 31, 2009

Interest rate contracts	Other current assets	$-	Accrued expenses	$7.7
Commodity contracts (a)	Other current assets	-	Accrued expenses	(1.0)
Commodity contracts (a)	Other current assets	0.7	Accrued expenses	10.8
Total derviatives designated as hedging instruments		$0.7		$17.5

(a) The Company has master netting agreements with its counterparties and accordingly has netted approximately $1.0 million of its commodity contracts that are in a receivable position with its contracts in payable positions.

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three months ended March 31, 2009 (in thousands):

		Three Months Ended March 31, 2009
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.4	$(1.7)
Commodity contracts	Cost of sales	4.9	(3.6)
Total		$5.3	$(5.3)

Risks not Hedged

In addition to the United States, the Company conducts its business in Canada and the United Kingdom. The Company’s operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and the results of operations may be affected adversely as currency fluctuations affect the Company’s product prices and operating costs. The Company’s historical results do not reflect any material foreign currency exchange hedging activity however, it may engage in hedging activities in the future to reduce the exposure of its net cash flows to fluctuations in foreign currency exchange rates.

The Company is subject to increases and decreases in the cost of transporting its products due to variations in contracted carriers’ cost of fuel, which is typically diesel fuel. The Company’s historical results do not include hedging activity related to fuel costs however, it may engage in the future in hedging activities, including forward contracts, to reduce its exposure to changes in transportation costs due to changes in the cost of fuel.

12.  Fair Value Measurements:

As required by FASB Statement No. 157 – “Fair Value Measurements,” the Company’s financial instruments are measured and reported at their estimated fair value.   Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (level one inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (level two inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (level three inputs).

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

	March 31, 2009	Level One	Level Two	Level Three
Assets:
Marketable securities	$4.1	$4.1	$-	$-
Derivatives - natural gas instruments	0.7	-	0.7	-
Total Assets	$4.8	$4.1	$0.7	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(4.1)	$(4.1)	$-	$-
Derivatives – natural gas instruments	(9.8)	-	(9.8)	-
Derivatives – interest rate swaps	(7.7)	-	(7.7)	-
Total Liabilities	$(21.6)	$(4.1)	$(17.5)	$-

	December 31, 2008	Level One	Level Two	Level Three
Assets:
Marketable securities	$3.7	$3.7	$-	$-
Total Assets	$3.7	$3.7	$-	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(3.7)	$(3.7)	$-	$-
Derivatives – natural gas instruments	(7.8)	-	(7.8)	-
Derivatives – interest rate swaps	(8.9)	-	(8.9)	-
Total Liabilities	$(20.4)	$(3.7)	$(16.7)	$-

13.  Earnings per Share:

During 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earning per share under the two-class method per FASB Statement No. 128, “Earnings per Share.”  The two class method requires allocating the Company’s net earnings to both common shares and participating securities.  In addition, FSP 03-6-1 requires retrospective presentation of prior periods.

The Company adopted FSP 03-6-1 in the first quarter of 2009.  Prior to the adoption of FSP 03-6-1, the Company had included participating securities in both its basic and diluted weighted shares outstanding.  The adoption of FSP 03-6-1 decreased the numerator and the denominator in the weighted and diluted earnings per share calculation for the first quarter of 2008. However, there was no impact on previously reported basic or diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended March 31,
	2009	2008
Numerator:
Net earnings	$61.6	$49.1
Net earnings allocated to participating securities (a)	1.3	1.0
Net earnings available to common shareholders	$60.3	$48.1
Denominator (in thousands):
Weighted average common shares outstanding,
shares for basic earnings per share	32,493	32,366
Weighted average stock options outstanding (b)	45	76
Common shares for diluted earnings per share	32,538	32,442
Earnings per common share, basic	$1.85	$1.49
Earnings per common share, diluted	$1.85	$1.48
(a) Participating securities include options and RSUs that receive non-forfeitable dividends.

(b) For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 33,000 weighted options outstanding which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; uninsured risks and hazards associated with underground mining operations; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; volatility in credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability;  and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 20, 2009, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the non-winter quarters when we build our inventory levels.  During the 2008-2009 winter season, the fourth quarter of 2008 was significantly more severe than normal while the first quarter of 2009 was below normal in our North American markets.  By contrast, the 2007 – 2008 winter season in our North American markets was more severe than normal in both quarters.  Our U.K. subsidiary experienced a more severe winter in the 2008 – 2009 winter season after a year of significantly milder than normal weather in the 2007 – 2008 winter season.

Our sulfate of potash (SOP) product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where some crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market which is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity and government food, agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and quality tend to decline when alternative fertilizers are used. Beginning late in 2007 and throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and that has extended through the first quarter of 2009, as the broad agricultural industry has dealt with the onset of a global economic slowdown and reduced credit availability.

Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has increased our shipping and handling costs on a per ton basis over the last several years.  However, declining oil-based fuel costs beginning late in 2008 and continuing through the first quarter of 2009 reversed this trend.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride (KCl), a deicing and water conditioning agent and feed-stock used in making a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward contracts up to 36 months in advance of purchases, helping to reduce the impact of price volatility.  We purchase KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our contract.  Although we cannot predict future changes in market prices for KCl, we expect our per ton costs to be moderately higher in 2009.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business, include sales of $2.1 million and $3.1 million for the three months ended March 31, 2009 and March 31, 2008, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended March 31,
	2009	2008
Salt Sales (in millions)
Salt sales	$268.8	$329.2
Less: salt shipping and handling	88.4	124.3
Salt product sales	$180.4	$204.9
Salt Sales Volumes (thousands of tons)
Highway deicing salt	3,729	5,138
Consumer and industrial salt	630	762
Total salt tons sold	4,359	5,900
Average Salt Sales Price (per ton)
Highway deicing salt	$46.80	$44.47
Consumer and industrial salt	149.58	132.24
Combined	61.66	55.80

Specialty Fertilizer (SOP) Sales (in millions)
Specialty fertilizer sales	$38.2	$47.7
Less: SOP shipping and handling	2.6	6.9
Specialty fertilizer product sales	$35.6	$40.8
Specialty Fertilizer Sales Volumes (thousands of tons)	37	123
Specialty Fertilizer Average Sales Price (per ton)	$1,020	$388

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Sales

Sales for the first quarter of 2009 of $309.1 million decreased $70.9 million, or 19% compared to $380.0 million for the same quarter of 2008. Sales include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to the customer.  Shipping and handling costs were $91.0 million during the first quarter of 2009, a decrease of $40.2 million or 31% compared to $131.2 million for the same quarter of 2008.  The decrease in shipping and handling costs is primarily due to the lower sales volumes in the first quarter of 2009 when compared to same period of 2008.  In addition, the lower price of fuel and transportation services in 2009 have decreased our per unit cost of shipping products to our customers.

Product sales for the first quarter of 2009 of $216.0 million decreased $29.7 million, or 12% compared to $245.7 million for the same period in 2008.  This decrease reflects declines in both the salt and specialty fertilizer segments.

Salt product sales for the first quarter of 2009 of $180.4 million decreased $24.5 million, or 12% compared to $204.9 million for the same period in 2008.  The milder than normal winter weather in our North American markets during the first quarter of 2009 compared to the more severe weather in the first quarter of 2008 led to lower sales volumes for highway deicing and consumer and industrial deicing products.  Modestly lower sales volumes of non-seasonal consumer and industrial products due to recent weakness in the broader economy also contributed to the sales decline.  In the U.K., we experienced more severe than normal winter weather which resulted in higher U.K. sales volumes for the first quarter of 2009 when compared to the same period in 2008. Salt sales volumes in 2009 declined 1.5 million tons from 2008 levels which decreased sales by approximately $37 million.  Price improvements contributed approximately $32 million to product sales.  In addition, the strengthening of the U.S. dollar in the first quarter of 2009 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, negatively impacted product sales by approximately $19 million.

SOP product sales during the first quarter of 2009 of $35.6 million decreased $5.2 million, or 13% compared to $40.8 million for the same period in 2008, as sales volumes declined due to the ongoing effects of the uncertain economy on the agricultural industry.  The lower sales volumes contributed approximately $28 million to the decline in product sales which was partially offset by price improvements in the first quarter of 2009 which yielded approximately $23 million in additional product sales.  Although we have experienced a decline in our sales volumes since the fourth quarter of 2008, we continue to believe the market for fertilizer products over the long-term has responded to factors which have increased worldwide demand for crop nutrients, including the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these have affected the agricultural markets and the demand for all types of potash fertilizer products, including SOP.

Gross Profit

Gross profit for the first quarter of 2009 of $115.3 million increased $18.3 million or 19% compared to $97.0 million in 2008.  As a percent of total sales, 2009 gross margin increased by 11% to 37%.  These improvements primarily reflect the higher average salt and SOP product sales prices totaling approximately $55 million, which were partially offset by lower sales volumes as discussed above totaling approximately $41 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2009 of $20.7 million increased $1.8 million, or 10% compared to $18.9 million for the same period in 2008.  The increase in expense is primarily due to higher costs for professional services as well as higher costs for consumer and industrial promotional activities.  These increases were partially offset by lower variable compensation expenses in 2009 when compared to 2008.

Interest Expense

Interest expense for the first quarter of 2009 of $7.5 million decreased $4.5 million compared to $12.0 million for the same period in 2008. This decrease is primarily due to the early extinguishment of $90 million of the Company’s 12% Senior Subordinated Discount Notes during 2008 and lower interest rates on our floating-rate debt.

Other income, net

Other income of $1.1 million and $1.9 million in the first quarter of 2009 and 2008, respectively, primarily consists of foreign currency exchange gains.

Income Tax Expense

Income tax expense for the three months ended March 31, 2009 was $26.6 million increased $7.7 million compared to $18.9 million for the same quarter of 2008 due to higher taxable income in 2009 when compared to 2008.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

Liquidity and Capital Resources

Historically, we have used cash generated from operations to meet our working capital needs, to fund capital expenditures, to pay dividends and to repay our debt, including principal repayments we have voluntarily made early. When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Cash and cash equivalents of $117.4 million as of March 31, 2009 increased $82.8 million over December 31, 2008 resulting principally from operating cash flows of $112.0 million generated in the first quarter of 2009.  We used a portion of those cash flows to fund capital expenditures of $9.4 million, to pay dividends on our common stock of $11.8 million, and to repay the December 31, 2008 balance of our revolving credit facility of $8.6 million.

As of March 31, 2009, we had $486.0 million of principal indebtedness including $89.8 million of senior subordinated discount notes and $396.2 million of term loan borrowings under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  No amounts were borrowed under our revolving credit facility as of March 31, 2009. We had $9.0 million of outstanding letters of credit as of March 31, 2009 which reduced our borrowing availability to $116.0 million.

Our 12% Senior Subordinated Discounts Notes due in 2013 became fully-accreted in May 2008 at an aggregate principal balance of $179.6 million with subsequent interest accruals to be paid in cash.  In 2008, we redeemed $90 million of our 12% Senior Subordinated Discount Notes with cash generated from operations.  We continue to monitor the credit markets and will evaluate the economics of refinancing that debt.  However, we believe our results of operations and borrowing availability under the revolving credit agreement will allow us to pay cash interest without materially adversely affecting our cash flows or financial condition.  In addition, we plan on funding our 2009 capital expenditures primarily from cash on hand at March 31, 2009, cash expected to be generated from operations in 2009 and other financing arrangements, including leasing transactions.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our Senior Subordinated Discount Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture which limit the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of March 31, 2009, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Senior Subordinated Discount Notes when due. If we consummate an acquisition, our debt service requirements could increase and terms and conditions of our debt could change. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Three Months Ended March 31, 2009 and 2008

Net cash flows provided by operating activities for the three months ended March 31, 2009 were $112.0 million, a decrease of $33.5 million compared to $145.5 million for the first quarter of 2008.  Of these amounts, approximately $38.3 million and $80.0 million for 2009 and 2008, respectively, were generated by net working capital reductions.  These working capital changes are indicative of the seasonal nature of our deicing products and will vary with the severity of the winter weather in our markets.

Net cash flows used by investing activities of $9.5 million and $8.5 million for the three months ended March 31, 2009 and 2008, respectively, resulted from capital expenditures of $9.4 million and $8.7 million respectively.

Financing activities during the 2009 three-month period used $18.3 million of cash flows, primarily to make $8.6 million of payments to reduce our outstanding debt and $11.8 million of dividend payments.  During 2008, we used $43.3 million in financing activities primarily to repay $34.0 million of borrowings and pay dividends of $11.0 million.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position SFAS No. 141(R)-1 (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which amends and clarifies FASB Statement No. 141(revised 2007), “Business Combinations,” to address application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination.  SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations beginning with the first annual period on or after December 15, 2008.  The adoption of SFAS 141(R)-1 did not have an impact on the Company’s consolidated financial statements.

Effects of Currency Fluctuations

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments and interest rate swap agreements, and may take further actions to mitigate our exposure to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting - There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2009 with respect to legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit
   No.              Description of Exhibit

10.1*	Summary of Non-Employee Director Compensation Program
10.2*	Form of 2009 Independent Director Deferred Stock Award Agreement
10.3*	Amendment to Form of Change in Control Severance Agreement
10.4*	Second Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan
10.5*	Second Amendment to the Compass Minerals International, Inc. Restoration Plan
10.6*	Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan
10.7*	Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan
31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COMPASS MINERALS INTERNATIONAL, INC.

Date: April 28, 2009                                                                                   /s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
  President and Chief Executive Officer

Date: April 28, 2009                                                                                   /s/ RODNEY L. UNDERDOWN
                            Rodney L. Underdown
Vice President and Chief Financial Officer