Form 10-Q
period 2009-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2009-07-29
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 24, 2009 was 32,592,490 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$66.3	$34.6
Receivables, less allowance for doubtful accounts of
$2.6 in 2009 and $2.5 in 2008	70.1	210.4
Inventories	201.6	123.3
Deferred income taxes, net	27.8	12.5
Other	7.6	9.7
Total current assets	373.4	390.5
Property, plant and equipment, net	408.6	383.1
Intangible assets, net	20.4	20.4
Other	34.0	28.6
Total assets	$836.4	$822.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	69.6	115.4
Accrued expenses	24.8	41.0
Accrued salaries and wages	11.0	23.1
Income taxes payable	6.1	29.8
Accrued interest	0.8	2.1
Total current liabilities	116.4	215.5
Long-term debt, net of current portion	488.6	491.6
Deferred income taxes, net	53.0	21.6
Other noncurrent liabilities	34.5	29.4
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares;
35,367,264 issued shares	0.4	0.4
Additional paid-in capital	7.4	2.2
Treasury stock, at cost — 2,774,774 shares at June 30, 2009 and
2,929,654 shares at December 31, 2008	(5.3)	(5.6)
Retained earnings	120.4	68.3
Accumulated other comprehensive income (loss)	21.0	(0.8)
Total stockholders' equity	143.9	64.5
Total liabilities and stockholders' equity	$836.4	$822.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$159.5	$162.0	$468.6	$542.0
Shipping and handling cost	37.5	42.1	128.5	173.3
Product cost	67.0	82.8	169.8	234.6
Gross profit	55.0	37.1	170.3	134.1
Selling, general and administrative expenses	20.2	18.2	40.9	37.1
Operating earnings	34.8	18.9	129.4	97.0
Other expense:
Interest expense	6.6	11.0	14.1	23.0
Other, net	5.9	4.5	4.8	2.6
Earnings before income taxes	22.3	3.4	110.5	71.4
Income tax expense	8.2	1.8	34.8	20.7
Net earnings	$14.1	$1.6	$75.7	$50.7
Basic net earnings per share	$0.42	$0.05	$2.28	$1.53
Diluted net earnings per share	$0.42	$0.05	$2.27	$1.53

Weighted-average shares outstanding (in thousands):
Basic	32,585	32,405	32,539	32,386
Diluted	32,601	32,480	32,570	32,463

Cash dividends per share	$0.355	$0.335	$0.71	$0.67

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2009
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2008	$0.4	$2.2	$(5.6)	$68.3	$(0.8)	$64.5
Dividends on common stock				(23.6)		(23.6)
Stock options exercised		4.0	0.3			4.3
Stock-based compensation		1.2				1.2
Comprehensive income:
Net earnings				75.7		75.7
Change in unrealized pension costs					-	-
Unrealized gain on cash flow hedges					2.3	2.3
Foreign currency translation adjustments					19.5	19.5
Total comprehensive income						97.5
Balance, June 30, 2009	$0.4	$7.4	$(5.3)	$120.4	$21.0	$143.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$75.7	$50.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	20.8	20.8
Finance fee amortization	0.6	0.7
Accreted interest	-	8.5
Loss on early extinguishment of long-term debt	5.0	5.1
Deferred income taxes	13.4	8.9
Other, net	2.3	0.4
Changes in operating assets and liabilities:
Receivables	140.2	125.1
Inventories	(76.1)	19.0
Other assets	1.2	(1.8)
Accounts payable and accrued expenses	(94.3)	(58.1)
Other noncurrent liabilities	(0.5)	(1.0)
Net cash provided by operating activities	88.3	178.3
Cash flows from investing activities:
Capital expenditures	(29.1)	(20.0)
Purchase of a business	(3.6)	-
Other, net	(0.4)	1.2
Net cash used in investing activities	(33.1)	(18.8)
Cash flows from financing activities:
Issuance of long-term debt	97.5	-
Principal payments on long-term debt	(91.8)	(72.2)
Revolver activity	(8.6)	(33.9)
Tender and call premiums and fees paid to refinance debt	(6.5)	(4.2)
Dividends paid	(23.6)	(22.1)
Proceeds received from stock option exercises	2.1	1.7
Excess tax benefits from equity compensation awards	2.2	2.3
Other	(0.9)	-
Net cash used in financing activities	(29.6)	(128.4)
Effect of exchange rate changes on cash and cash equivalents	6.1	(2.5)
Net change in cash and cash equivalents	31.7	28.6
Cash and cash equivalents, beginning of the year	34.6	12.1
Cash and cash equivalents, end of period	$66.3	$40.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$15.3	$13.8
Income taxes paid, net of refunds	43.1	18.5

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2008 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The Company has evaluated all subsequent events as of July 29, 2009, the date these financial statements were issued.

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

Recent Accounting Pronouncements –  In April 2009, the FASB issued Staff Position SFAS No. 141(R)-1 (“SFAS 141(R)-1”), “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”  which amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations,” to address application issues on initial and subsequent recognition and measurement arising from contingencies in a business combination.  SFAS 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations beginning with the first annual period on or after December 15, 2008.  The adoption of SFAS 141(R)-1 did not have an impact on the Company’s consolidated financial statements.

2.	Inventories:

Inventories consist of the following (in millions):

	June 30,	December 31,
	2009	2008
Finished goods	$159.2	$94.1
Raw materials and supplies	42.4	29.2
Total inventories	$201.6	$123.3

3.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	June 30,	December 31,
	2009	2008
Land and buildings	$197.3	$190.2
Machinery and equipment	417.3	381.6
Furniture and fixtures	17.9	17.7
Mineral interests	169.7	164.3
Construction in progress	47.6	36.5
	849.8	790.3
Less accumulated depreciation and depletion	(441.2)	(407.2)
Property, plant and equipment, net	$408.6	$383.1

4.	Intangible Assets, Net:

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships and are being amortized over 25 years and  7 years, respectively. Amortization expense was $0.3 million and $0.4 million during the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $0.7 million during the six months ended June 30, 2009 and 2008, respectively.

5.	Income Taxes:

Income tax expense was $8.2 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively, and $34.8 million and $20.7 million for the six months ended June 30, 2009 and 2008, respectively.  The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At June 30, 2009 and December 31, 2008, the Company had approximately $28.4 million and $27.9 million, respectively, of gross federal NOLs that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of June 30, 2009 and December 31, 2008, the Company’s valuation allowance was $3.4 million and $3.7 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30,	December 31,
	2009	2008
12% Senior Subordinated Discount Notes due 2013	$-	$89.8
8% Senior Notes due 2019	97.5	-
Term Loan due 2012	270.4	271.8
Incremental Term Loan due 2012	124.8	125.4
Revolving Credit Facility due 2010	-	8.7
	492.7	495.7
Less current portion	(4.1)	(4.1)
Long-term debt, net of current portion	$488.6	$491.6

In June of 2009, we issued senior notes (“8% Senior Notes”) with an aggregate face amount of $100 million due in 2019 which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at a discount at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%.  With the proceeds of the 8% Senior Notes, the Company redeemed the remaining $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company incurred approximately $6.5 million of costs, including $2.4 million of fees that were capitalized as deferred financing costs related to the 8% Senior Notes and $4.1 million in call premiums and tender and other fees.  The $4.1 million paid for call premiums and tender and other fees along with the $0.9 million of the Company’s unamortized deferred financing costs related to the 12% Senior Subordinated Discount Notes were recorded in other expense in the consolidated statements of earnings for the three and six months ended June 30, 2009.

7.	Pension Plans:

The components of net periodic benefit cost for the three and six months ended June 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost for benefits earned during the year	$-	$0.2	$-	$0.3
Interest cost on projected benefit obligation	0.8	1.1	1.6	2.3
Expected return on plan assets	(0.8)	(1.3)	(1.6)	(2.6)
Net pension expense	$-	$-	$-	$-

During the six months ended June 30, 2009, the Company made $2.1 million of contributions to its pension plan.

8.	Commitments and Contingencies:

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

9.	Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended June 30, 2009
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$118.4	$38.4	$2.7	$159.5
Intersegment sales	0.2	4.1	(4.3)	-
Shipping and handling cost	35.2	2.3	-	37.5
Operating earnings (loss)	19.3	25.0	(9.5)	34.8
Depreciation, depletion and amortization	7.3	2.2	1.1	10.6
Total assets	557.3	206.3	72.8	836.4

	Three Months Ended June 30, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$104.9	$53.9	$3.2	$162.0
Intersegment sales	0.2	6.0	(6.2)	-
Shipping and handling cost	35.8	6.3	-	42.1
Operating earnings (loss)	4.9	21.7	(7.7)	18.9
Depreciation, depletion and amortization	7.0	2.5	0.6	10.1
Total assets	483.1	156.2	62.5	701.8

	Six Months Ended June 30, 2009
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$387.2	$76.6	$4.8	$468.6
Intersegment sales	0.3	5.5	(5.8)	-
Shipping and handling cost	123.6	4.9	-	128.5
Operating earnings (loss)	96.7	51.8	(19.1)	129.4
Depreciation, depletion and amortization	14.1	4.5	2.2	20.8

	Six Months Ended June 30, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$434.1	$101.6	$6.3	$542.0
Intersegment sales	0.3	10.3	(10.6)	-
Shipping and handling cost	160.1	13.2	-	173.3
Operating earnings (loss)	74.4	38.8	(16.2)	97.0
Depreciation, depletion and amortization	14.8	4.9	1.1	20.8

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

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and fair values for options granted during the first quarter of 2009 is included in the table below. The weighted average grant date fair value of these options was $19.23.

Range
Fair value of options granted	$18.40 - $19.45
Exercise price	$58.99
Expected term (years)	3 - 6
Expected volatility	42.47% - 48.96%
Dividend yield(a)	2.6%
Risk-free rate of return	1.59% - 2.23%
(a) The assumed dividend yield reflects the non-forfeiting dividend feature.

During the six months ended June 30, 2009, the Company reissued 107,336 shares of treasury stock related to the exercise of stock options, 37,409 shares related to the vesting of RSUs and 10,135 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  The Company recorded additional tax benefits of $2.2 million from its equity compensation awards as additional paid-in capital. Stock-based compensation expense was $1.3 million and $0.9 million during the three months ended June 30, 2009 and 2008, respectively, and $2.1 million and $1.6 million during the six months ended June 30, 2009 and 2008, respectively.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2009.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2008	668,750	$30.66	140,693	$35.68
Granted	133,726	58.99	43,611	58.99
Released from restriction	-	-	(57,400)	26.05
Exercised	(107,336)	19.95	-	-
Outstanding at June 30, 2009	695,140	$37.76	126,904	$48.04

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, amortization of the unrealized net pension costs, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.  The components of, and changes in, accumulated other comprehensive loss for the six months ended June 30, 2009 are as follows (in millions):

	Balance		Balance
	December 31,	2009	June 30,
	2008	Change	2009
Unrealized net pension costs	$(3.7)	$-	$(3.7)
Unrealized gain (loss) on cash flow hedges	(10.3)	2.3	(8.0)
Cumulative foreign currency translation adjustment	13.2	19.5	32.7
Accumulated other comprehensive income (loss)	$(0.8)	$21.8	$21.0

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable income taxes of $1.4 million.

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

During the first quarter of 2008, the FASB issued FASB Statement No. 161 – “Disclosures about Derivative Instruments and Hedging Activities.”  This statement requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  As required, the Company adopted this statement effective with the first quarter of 2009.

Cash Flow Hedges

As of June 30, 2009, the Company has entered into natural gas derivative instruments and interest rate swap agreements. SFAS No. 133 requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of June 30, 2009 and December 31, 2008 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of June 30, 2009, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through June 2012.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  The Company may hedge portions of its natural gas usage up to 36 months in advance of the physical purchase. As of June 30, 2009 and December 31, 2008, the Company had agreements in place to hedge natural gas purchases of 5.9 and 4.7 million British thermal units, respectively.

As of June 30,  2009, the Company had $395.2 million of borrowings under its senior secured credit agreement (“Credit Agreement”) which are subject to a floating rate.  The Company has $150 million of interest rate swap agreements in place to hedge the variability of future interest payments.  The notional amount of the swaps decrease by $50 million in March 2010, $50 million in December 2010 with the final $50 million reduction occurring in March 2011.  As of June 30, 2009, the interest rate swap agreements effectively fix the weighted average LIBOR-based portion of its interest rate on a portion of its debt at 4.77%, thereby reducing the impact of interest rate changes on future interest cash flows and expense.

As of June 30, 2009, the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings during the next twelve months approximately $4.8 million and $5.4 million of net losses on derivative instruments related to the settlement of its natural gas and interest rate hedges, respectively.

The following table presents the fair value of the Company’s hedged items as of June 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	June 30, 2009	Balance Sheet Location	June 30, 2009

Interest rate contracts	Other current assets	$-	Accrued expenses	$7.0
Commodity contracts (a)	Other current assets	-	Accrued expenses	(1.3)
Commodity contracts (a)	Other current assets	0.9	Accrued expenses	6.9
Commodity contracts	Other assets	-	Other noncurrent liabilities	1.3
Total derviatives designated as hedging instruments		$0.9		$13.9

 (a) The Company has master netting agreements with its counterparties and accordingly has netted approximately $1.3 million of its commodity contracts that are in a receivable position with its contracts in payable positions.

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three and six months ended June 30, 2009 (in thousands):

		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.7	$(1.3)	$1.1	$(3.0)
Commodity contracts	Cost of sales	(0.5)	(2.6)	4.4	(6.2)
Total		$0.2	$(3.9)	$5.5	$(9.2)

Risks not Hedged

In addition to the United States, the Company conducts its business in Canada and the United Kingdom. The Company’s operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and the results of operations may be affected adversely as currency fluctuations affect the Company’s product prices and operating costs. The Company’s historical results do not reflect any material foreign currency exchange hedging activity. However, the Company may engage in hedging activities in the future to reduce the exposure of its net cash flows to fluctuations in foreign currency exchange rates.

The Company is subject to increases and decreases in the cost of transporting its products, due in part, to variations in contracted carriers’ cost of fuel, which is typically diesel fuel. The Company’s historical results do not include hedging activity related to fuel costs. However, the Company may engage in the future in hedging activities, including forward contracts, to reduce its exposure to changes in transportation costs due to changes in the cost of fuel.

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

	June 30, 2009	Level One	Level Two	Level Three
Assets:
Marketable securities	$4.7	$4.7	$-	$-
Derivatives – natural gas instruments	0.9	-	0.9	-
Total Assets	$5.6	$4.7	$0.9	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(4.7)	$(4.7)	$-	$-
Derivatives – natural gas instruments	(6.9)	-	(6.9)	-
Derivatives – interest rate swaps	(7.0)	-	(7.0)	-
Total Liabilities	$(18.6)	$(4.7)	$(13.9)	$-

	December 31, 2008	Level One	Level Two	Level Three
Assets:
Marketable securities	$3.7	$3.7	$-	$-
Total Assets	$3.7	$3.7	$-	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(3.7)	$(3.7)	$-	$-
Derivatives – natural gas instruments	(7.8)	-	(7.8)	-
Derivatives – interest rate swaps	(8.9)	-	(8.9)	-
Total Liabilities	$(20.4)	$(3.7)	$(16.7)	$-

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $4.7 million and $3.7 million as of June 30, 2009 and December 31, 2008, respectively, are stated at fair value based on quoted market prices.  As of June 30, 2009, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $98.5 million compared with the aggregate principal amount at maturity of $100 million. The fair value at June 30, 2009 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $383.3 million compared with the aggregate principal amount at maturity of $395.2 million.  The fair values of the Company’s interest rate swap and natural gas contracts are based on forward yield curves and rates for notional amounts maturing in each respective time-frame.

13.	Earnings per Share:

During 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”).  FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as required by FASB Statement No. 128, “Earnings per Share.”  The two class method requires allocating the Company’s net earnings to both common shares and participating securities.  In addition, FSP 03-6-1 requires retrospective presentation of prior periods.

As required, the Company adopted FSP 03-6-1 in the first quarter of 2009.  Prior to the adoption of FSP 03-6-1, the Company had included participating securities in both its basic and diluted weighted shares outstanding.  The adoption of FSP 03-6-1 decreased the numerator and the denominator in the weighted and diluted earnings per share calculation for both periods in 2008, however, there was no impact on previously reported basic or diluted earnings per share.

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net earnings	$14.1	$1.6	$75.7	$50.7
Net earnings allocated to participating securities (a)	0.3	-	1.6	1.0
Net earnings available to common shareholders	$13.8	$1.6	$74.1	$49.7
Denominator (in thousands):
Weighted average common shares outstanding,
shares for basic earnings per share	32,585	32,405	32,539	32,386
Weighted average stock options outstanding (b)	16	75	31	77
Common shares for diluted earnings per share	32,601	32,480	32,570	32,463
Earnings per common share, basic	$0.42	$0.05	$2.28	$1.53
Earnings per common share, diluted	$0.42	$0.05	$2.27	$1.53

(a) Participating securities include options and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 712,000 for the three and six months ended June 30, 2009, and 736,000 and 690,000 for the three and six months ended June 30, 2008, respectively.

(b) For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 798,000 and 608,000 weighted options outstanding for the three and six months ended June 30, 2009, respectively, and 688,000 and 503,000 weighted options for the three and six months ended June 30, 2008, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; uninsured risks and hazards associated with underground mining operations; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; volatility in credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability;  changes in tax laws or estimates for tax liabilities; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Our sulfate of potash (SOP) product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where some crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market which is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity and government food and agriculture policies around the world.

Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality tend to decline when alternative fertilizers are used. Beginning late in 2007 and throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and that has extended through the first half of 2009, as the broad agricultural industry has dealt with the onset of a global economic slowdown and reduced credit availability. There have been  recent reports indicating that MOP market pricing has been lowered to some large customers, although pricing is still well above historical pricing levels.  Any such pricing decline in MOP would likely translate into lower SOP product pricing, although SOP pricing would be expected to retain its historical premium to MOP.

Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has increased our shipping and handling costs on a per ton basis over the last several years.  However, declining oil-based fuel costs beginning late in 2008 and continuing through the first half of 2009 reversed this trend.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride (KCl), a deicing and water conditioning agent and feed-stock used in making a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward contracts up to 36 months in advance of purchases, helping to reduce the impact of price volatility.  We purchase KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our contracts, though still below current market due to the annual price adjustment mechanism.  Although we cannot predict future changes in market prices for KCl, our per ton costs to purchase KCl have been moderately higher in 2009.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business include sales of $2.7 million and $3.2 million for the three months ended June 30, 2009 and 2008, respectively, and $4.8 million and $6.3 million for the six months ended June 30, 2009 and 2008, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Salt Sales (in millions)
Salt sales	$118.4	$104.9	$387.2	$434.1
Less: salt shipping and handling	35.2	35.8	123.6	160.1
Salt product sales	$83.2	$69.1	$263.6	$274.0
Salt Sales Volumes (thousands of tons)
Highway deicing	1,225	1,108	4,954	6,246
Consumer and industrial salt	499	566	1,129	1,328
Total tons sold	1,724	1,674	6,083	7,574
Average Salt Sales Price (per ton)
Highway deicing	$37.83	$30.98	$44.58	$42.08
Consumer and industrial salt	144.61	124.61	147.38	128.99
Combined	68.71	62.66	63.66	57.32

Specialty Fertilizer (SOP) Sales (in millions)
Specialty fertilizer sales	$38.4	$53.9	$76.6	$101.6
Less: SOP shipping and handling	2.3	6.3	4.9	13.2
Specialty fertilizer product sales	$36.1	$47.6	$71.7	$88.4
Specialty Fertilizer Sales Volumes (thousands of tons)	41	111	78	234
Specialty Fertilizer Average Sales Price (per ton)	$944	$485	$980	$434

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Sales

Sales for the second quarter of 2009 of $159.5 million decreased $2.5 million, or 2% compared to $162.0 million for the same quarter of 2008. Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Shipping and handling costs decreased $4.6 million from $42.1 million in second quarter of 2008 to $37.5 million in the second quarter of 2009 due primarily to lower sales volumes during the second quarter of 2009 when compared to the same period of 2008.  In addition, the lower price of fuel and transportation services and product mix changes in 2009 have decreased our average per unit cost of shipping and handling products by approximately 5% to our salt customers.

Product sales for the second quarter of 2009 of $119.3 million increased $2.6 million, or 2% compared to $116.7 million for the same period in 2008 reflecting higher salt segment product sales which were partially offset by declines in our specialty fertilizer segment.

Salt product sales for the second quarter of 2009 of $83.2 million increased $14.1 million, or 20% compared to $69.1 million for the same period in 2008 due primarily to higher pricing for salt products which contributed approximately $32 million to product sales. Salt sales volumes in 2009 grew by 0.1 million tons or 3% over 2008 consisting of slightly higher sales volumes for highway deicing products, reflecting an increase in early fill volumes, in some instances ahead of price increases for the next winter season pricing, and higher sales of magnesium chloride for use as a de-dusting agent. These were offset by lower sales volumes related to non-seasonal chemical products due to weakness in the broader economy and consumer and industrial products due primarily to the Company’s strategy to maximize the value of its production, which has led the Company to relinquish some lower-value sales.  The changing mix of sales volumes unfavorably impacted product sales by approximately $14 million.  In addition, the strengthening of the U.S. dollar in the second quarter of 2009 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, negatively impacted product sales by approximately $4.0 million.

SOP product sales for the second quarter of 2009 of $36.1 million decreased $11.5 million, or 24% compared to $47.6 million for the same period in 2008, as sales volumes declined due to the ongoing effects of the uncertain economy on the agricultural industry and the reluctance of fertilizer customers to purchase potash at historically high prices.  The lower sales volumes contributed approximately $30 million to the decline in product sales which was partially offset by price improvements in the second quarter of 2009 which yielded approximately $19 million in additional product sales.  Although we have experienced a decline in our sales volumes since the fourth quarter of 2008, we continue to believe the market for fertilizer products over the long-term has responded to factors which have increased worldwide demand for crop nutrients, including the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these have affected the agricultural markets and the demand for all types of potash fertilizer products, including SOP.

Gross Profit

Gross profit for the second quarter of 2009 of $55.0 million increased $17.9 million or 48% compared to $37.1 million in the second quarter of 2008.  As a percent of total sales, 2009 gross margin increased by 11 percentage points, from 23% to 34%.  The gross margin for the salt segment contributed approximately $14 million to the increase due to price improvements combined with slightly lower average per unit shipping and handling costs and production costs.  The gross margin for the SOP segment contributed approximately $3 million to the increase due to price improvements partially offset by lower sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2009 of $20.2 million increased $2.0 million, or 11% compared to $18.2 million for the same period of 2008.  The increase in expense is primarily due to higher costs for professional services.

Interest Expense

Interest expense for the second quarter of 2009 of $6.6 million decreased $4.4 million compared to $11.0 million for the same period in 2008. This decrease is primarily due to the early extinguishment of $90 million of the Company’s 12% Senior Subordinated Discount Notes during 2008, lower interest rates on our floating-rate debt and the refinancing of the remaining balance of the Company’s 12% Senior Subordinated Discount Notes with the senior notes (“8% Senior Notes”) in June 2009.

Other Expense, Net

In the second quarter of 2009, other expense of $5.9 million includes a $5.0 million charge related to the refinancing of the 12% Senior Subordinated Discount Notes, including tender and other fees of $4.1 million and the write-off of deferred financing fees of $0.9 million.  In the second quarter of 2008, other expense of $4.5 million includes a call premium of $4.2 million and a write-off of deferred financing fees of $0.9 million related to the early extinguishment of $70 million of the Company’s 12% senior subordinated discount notes. Both periods also include foreign currency exchange losses and interest income.

Income Tax Expense

Income tax expense of $8.2 million for the three months ended June 30, 2009 increased from $1.8 million for the same period in 2008 primarily reflecting a higher level of pre-tax income in 2009.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Sales

Sales for the six months ended June 30, 2009 of $468.6 million decreased $73.4 million, or 14% compared to $542.0 million for the six months ended June 30, 2008.  Shipping and handling costs were $128.5 million during the first six months of 2009, a decrease of  $44.8 million compared to $173.3 million for the same period in 2008.  The decrease in shipping and handling costs primarily reflects the lower sales volumes for the six months ended June 30, 2009 when compared to same period of 2008, and the impact of lower per unit fuel and transportation costs.

Product sales for the six months ended June 30, 2009 of $335.3 million decreased $27.1 million, or 7% compared to $362.4 million for the same period in 2008.  This decrease reflects declines in both the salt and specialty fertilizer segments as discussed below.

Salt product sales of $263.6 million for the six months ended June 30, 2009 decreased $10.4 million or 4% compared to $274.0 million in 2008. The milder than normal winter weather in our North American markets during the first quarter of 2009 compared to the more severe weather in the first quarter of 2008 led to lower sales volumes for highway deicing and consumer and industrial deicing products.  In addition, lower sales volumes related to consumer and industrial products due primarily to the Company’s strategy to maximize the value of its production, which has led the Company to relinquish some lower-value sales, and non-seasonal chemical products due to weakness in the broader economy, contributed to the sales decline.  In the U.K., we experienced more severe than normal winter weather and stronger early fill orders which resulted in higher U.K. sales volumes for the first six months of 2009 when compared to the same period in 2008. Overall, salt segment sales volumes in 2009 declined 1.5 million tons from 2008 levels which decreased sales by approximately $51 million.  Price improvements contributed approximately $64 million to product sales.  In addition, the strengthening of the U.S. dollar in the first half of 2009 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, negatively impacted product sales by approximately $23 million.

SOP product sales of $71.7 million for the six months ended June 30, 2009 decreased $16.7 million or 19% over $88.4 million during the same period in 2008, as sales volumes declined due to the ongoing effects of the uncertain economy on the agricultural industry and the reluctance of fertilizer customers to apply potash at historically high prices.  The lower sales volumes contributed approximately $59 million to the decline in product sales which was partially offset by price improvements in the first half of 2009 which yielded approximately $43 million in additional product sales.

Gross Profit

Gross profit for the six months ended June 30, 2009 of $170.3 million increased $36.2 million, or 27% compared to $134.1 million for the same period in 2008.  As a percent of total sales, 2009 gross margin increased by 11 percentage points, from 25% to 36%.  The gross margin for the salt segment contributed approximately $22 million to the increase due to price improvements combined with slightly lower average per unit shipping and handling costs which were partially offset by lower sales volumes.  The gross margin for the SOP segment contributed approximately $14 million to the increase due to price improvements partially offset by lower sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2009 six month period of $40.9 million increased $3.8 million, or 10% compared to $37.1 million for the same period of 2008.  The increase in expense is primarily due to professional services and higher consumer and industrial promotional activities.

Interest Expense

Interest expense for the six months ended June 30, 2009 of $14.1 million decreased $8.9 million compared to $23.0 million for the same period in 2008.  This decrease is primarily due to the early extinguishment of $90 million of the Company’s 12% Senior Subordinated Discount Notes during 2008 and lower interest rates on our floating-rate debt.

Other expense, net

Other expense of $4.8 million for the six months ended June 30, 2009 primarily includes a $5.0 million charge related to the refinancing of the 12% senior subordinated discount notes, including tender and other fees of $4.1 million and the write-off of deferred financing fees of $0.9 million as well as foreign currency exchange losses.  Other expense of $2.6 million for the six months ended June 30, 2008 primarily consists of a call premium of $4.2 million and a write-off of $0.9 million related to the early extinguishment of a portion of the Company’s 12% senior subordinated discount notes which were offset by foreign currency exchange gains.  Both periods also included interest income.

Income Tax Expense

Income tax expense of $34.8 million for the six months ended June 30, 2009 increased $14.1 million from $20.7 million for the same period in 2008 primarily reflecting the higher level of pre-tax income in 2009.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $66.3 million as of June 30, 2009 increased $31.7 million over December 31, 2008 resulting principally from operating cash flows of $88.3 million generated in the first six months of 2009.  We used a portion of those cash flows to fund capital expenditures of $29.1 million, to pay dividends on our common stock of $23.6 million, to pay $6.5 million to refinance our 12% Senior Subordinated Notes in June 2009 and to repay the December 31, 2008 balance of our revolving credit facility of $8.6 million.

As of June 30, 2009, we had $492.7 million of principal indebtedness including $97.5 million of 8% Senior Notes and $395.2 million of term loan borrowings under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  No amounts were borrowed under our revolving credit facility as of June 30, 2009. We had $9.8 million of outstanding letters of credit as of June 30, 2009 which reduced our borrowing availability to $115.2 million.

In June of 2009, we issued senior notes with an aggregate face amount of $100 million due in 2019 which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at a discount at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%. With the proceeds of the 8% Senior Notes, the Company redeemed $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company paid approximately $4.1 million in call premiums and tender and other fees, and paid $2.4 million of fees that were capitalized as deferred financing costs.

We believe our results of operations and borrowing availability under the revolving credit agreement will allow us to pay cash interest without materially adversely affecting our cash flows or financial condition.  In addition, we plan on funding our 2009 capital expenditures primarily from cash on hand at June 30, 2009, cash expected to be generated from operations in 2009 and other financing arrangements, including leasing transactions.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture which limit the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of June 30, 2009, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the any of our debt when due. If we consummate an acquisition, our debt service requirements could increase and terms and conditions of our debt could change. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Six Months Ended June 30, 2009 and 2008

Net cash flows provided by operating activities for the six months ended June 30, 2009 were $88.3 million, a decrease of $90.0 million compared to $178.3 million for the six months ended June 30, 2008.  Working capital increases (reductions) accounted for approximately $(30.1) million and $86.1 million for 2009 and 2008, respectively, of the amounts included in cash flows provided by operations. These working capital changes are principally indicative of the seasonal nature of our deicing products and will vary with the severity of the winter weather in our markets. Additionally, in 2009 we have elected to continue to produce SOP in excess of the current, depressed demand to replenish previously depleted inventories, leverage our low-cost production methods and gain flexibility to service any possible surge during a rebound in demand.

Net cash flows used by investing activities of $33.1 million and $18.8 million for the six months ended June 30, 2009 and 2008, respectively, resulted from capital expenditures of $29.1 million and $20.0 million respectively.  In addition, the Company acquired the assets of a salt packaging and depot handling facility in Minnesota for $3.6 million in the second quarter of 2009.

Financing activities during the 2009 six-month period used $29.6 million of cash flows, primarily to make payments of $8.6 million to reduce our outstanding debt, $23.6 million for dividends and $6.5 million of tender costs and other fees related to the issuance of our 8% Senior Notes and related redemption of our 12% Senior Subordinated Discount Notes.  During 2008, we used $128.4 million in financing activities primarily to make $110.3 million of payments to reduce our outstanding debt and $22.1 million of dividend payments.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting – There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2008 except as discussed below.

Our tax liabilities are based on existing tax laws in our relevant tax jurisdictions and include estimates.  Changes in tax laws or estimates could adversely impact our future profitability and cash flows.

We file U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels.  Developing our provision for income taxes and analyzing our potential tax exposure items requires significant judgment and assumptions as well as a thorough knowledge of the tax laws in various jurisdictions. We are subject to audit by various taxing authorities and we may be assessed additional taxes during an audit.  We regularly assess the likely outcomes of these audits, including any appeals, in order to determine the appropriateness of our tax provision. However, there can be no assurance that the actual outcomes of these audits or appeals will approximate our estimates and could have a material impact on our net earnings or financial condition. In addition, our effective tax rate in the future could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent on our ability to generate future taxable income in the United States. In addition, recently proposed significant changes to the U.S. tax laws could, if enacted, adversely impact our future profitability and cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on May 6, 2009 in Overland Park, Kansas.  Two items were submitted to a vote of stockholders as described in our 2009 Proxy Statement filed with the Securities and Exchange Commission on March 30, 2009.  The following table briefly describes the proposals and result of the stockholders’ vote.

1.	To elect the following persons as directors for a term of three years.

	Votes in Favor	Votes Withheld
Mr. David J. D’Antoni	28,131,381	443,478
Mr. Perry W. Premdas	28,007,567	567,292
Mr. Allan R. Rothwell	28,136,070	438,789

In addition to the directors listed above whose terms will expire in 2012, continuing directors whose terms will expire in 2010 are Dr. Angelo C. Brisimitzakis, Mr. Timothy R. Snider and Mr. Paul S. Williams. Continuing directors whose terms will expire in 2011 are Mr. Bradley J. Bell and Mr. Richard S. Grant.

2.	To ratify the appointment of Ernst & Young LLP as Compass’s independent auditors for fiscal year 2009.

Vote in Favor	Votes Against	Votes Abstaining
27,012,557	1,523,690	38,612

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits
EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.1
Indenture, dated as of June 5, 2009, by and among Compass Minerals International, Inc., the Guarantors named therein, and U.S. National Bank Association, as trustee, relating to the 8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated June 5, 2009).

4.2
Registration Rights Agreement, dated as of June 5, 2009, by and among Compass Minerals International, Inc., the Guarantors named therein, and Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated June 5, 2009).

4.3
First Supplemental Indenture, dated as of June 5, 2009, by and between Compass Minerals International, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 12% Senior Subordinated Discount Notes due 2013 (incorporated herein by reference to Exhibit 4.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated June 5, 2009).

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

COMPASS MINERALS INTERNATIONAL, INC.

Date:	July 29, 2009	/s/ Angelo C. Brisimitzakis
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date:	July 29, 2009	/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer