Form 10-Q
period 2009-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2009-10-28
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 23, 2009 was 32,593,543 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13.2	$34.6
Receivables, less allowance for doubtful accounts of
$2.7 in 2009 and $2.5 in 2008	96.9	210.4
Inventories	261.2	123.3
Deferred income taxes, net	30.0	12.5
Other	8.9	9.7
Total current assets	410.2	390.5
Property, plant and equipment, net	431.3	383.1
Intangible assets, net	20.0	20.4
Other	37.0	28.6
Total assets	$898.5	$822.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	80.2	115.4
Accrued expenses	25.8	41.0
Accrued salaries and wages	16.1	23.1
Income taxes payable	17.4	29.8
Accrued interest	2.9	2.1
Total current liabilities	146.5	215.5
Long-term debt, net of current portion	487.6	491.6
Deferred income taxes, net	54.6	21.6
Other noncurrent liabilities	36.3	29.4
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares;
35,367,264 issued shares	0.4	0.4
Additional paid-in capital	8.7	2.2
Treasury stock, at cost — 2,773,721 shares at September 30, 2009 and
2,929,654 shares at December 31, 2008	(5.3)	(5.6)
Retained earnings	134.4	68.3
Accumulated other comprehensive income (loss)	35.3	(0.8)
Total stockholders' equity	173.5	64.5
Total liabilities and stockholders' equity	$898.5	$822.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$182.3	$237.4	$650.9	$779.4
Shipping and handling cost	41.0	62.8	169.5	236.1
Product cost	74.7	97.8	244.5	332.4
Gross profit	66.6	76.8	236.9	210.9
Selling, general and administrative expenses	21.9	20.8	62.8	57.9
Operating earnings	44.7	56.0	174.1	153.0
Other expense:
Interest expense	6.0	9.5	20.1	32.5
Other, net	1.5	2.9	6.3	5.5
Earnings before income taxes	37.2	43.6	147.7	115.0
Income tax expense	11.5	14.9	46.3	35.6
Net earnings	$25.7	$28.7	$101.4	$79.4
Basic net earnings per share	$0.77	$0.87	$3.05	$2.40
Diluted net earnings per share	$0.77	$0.87	$3.05	$2.40

Weighted-average shares outstanding (in thousands):
Basic	32,593	32,425	32,557	32,399
Diluted	32,609	32,439	32,583	32,450

Cash dividends per share	$0.355	$0.335	$1.065	$1.005

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2009
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2008	$0.4	$2.2	$(5.6)	$68.3	$(0.8)	$64.5
Dividends on common stock				(35.3)		(35.3)
Stock options exercised		4.2	0.3			4.5
Stock-based compensation		2.3				2.3
Comprehensive income:
Net earnings				101.4		101.4
Net gain on cash flow hedges					5.0	5.0
Foreign currency translation adjustments					31.1	31.1
Total comprehensive income						137.5
Balance, September 30, 2009	$0.4	$8.7	$(5.3)	$134.4	$35.3	$173.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)
	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$101.4	$79.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	31.7	30.8
Finance fee amortization	0.9	0.9
Accreted interest	-	8.5
Loss on early extinguishment of long-term debt	5.0	5.1
Deferred income taxes	9.5	9.2
Other, net	3.7	1.5
Changes in operating assets and liabilities:
Receivables	114.1	72.6
Inventories	(134.1)	(18.8)
Other assets	(1.0)	(5.2)
Accounts payable and accrued expenses	(63.0)	(5.1)
Other liabilities	0.3	(2.5)
Net cash provided by operating activities	68.5	176.4
Cash flows from investing activities:
Capital expenditures	(53.6)	(36.5)
Purchase of a business	(3.6)	-
Other, net	(0.6)	1.1
Net cash used in investing activities	(57.8)	(35.4)
Cash flows from financing activities:
Issuance of long-term debt	97.5	-
Principal payments on long-term debt	(92.8)	(73.2)
Revolver activity	(8.6)	(33.9)
Tender and call premiums and fees paid to refinance debt	(6.5)	(4.2)
Dividends paid	(35.3)	(33.2)
Proceeds received from stock option exercises	2.2	1.7
Excess tax benefits from equity compensation awards	2.3	2.4
Other	(1.1)	-
Net cash used in financing activities	(42.3)	(140.4)
Effect of exchange rate changes on cash and cash equivalents	10.2	(0.9)
Net change in cash and cash equivalents	(21.4)	(0.3)
Cash and cash equivalents, beginning of the year	34.6	12.1
Cash and cash equivalents, end of period	$13.2	$11.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19.2	$19.7
Income taxes paid, net of refunds	47.3	21.5

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2008 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. The Company has evaluated all subsequent events as of October 28, 2009, the date these financial statements were issued.

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

Recent Accounting Pronouncements –  In June, 2009, the FASB issued the “FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” to establish the FASB Accounting Standards Codification (“Codification”) as the single source for authoritative nongovernmental U.S. GAAP. SEC rules and interpretive releases are also considered sources of authoritative GAAP.  This guidance supersedes all prior accounting and reporting standards issued by entities other than the SEC.  The Codification was effective for the Company in the third quarter of 2009 and did not have a material impact on its consolidated financial statements.

2.	Inventories:

Inventories, net consist of the following (in millions):

	September 30,	December 31,
	2009	2008
Finished goods	$212.3	$94.1
Raw materials and supplies	48.9	29.2
Total inventories	$261.2	$123.3

3.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	September 30,	December 31,
	2009	2008
Land and buildings	$204.0	$190.2
Machinery and equipment	429.7	381.6
Furniture and fixtures	19.0	17.7
Mineral interests	173.0	164.3
Construction in progress	62.1	36.5
	887.8	790.3
Less accumulated depreciation and depletion	(456.5)	(407.2)
Property, plant and equipment, net	$431.3	$383.1

4.	Intangible Assets, Net:

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships and are being amortized over 25 years and 7 years, respectively. Amortization expense was $0.3 million and $0.3 million during the three months ended September 30, 2009 and 2008, respectively, and $0.9 million and $1.0 million during the nine months ended September 30, 2009 and 2008, respectively.

5.	Income Taxes:

The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At September 30, 2009 and December 31, 2008, the Company had approximately $28.9 million and $27.9 million, respectively, of gross federal NOLs that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of September 30, 2009 and December 31, 2008, the Company’s valuation allowance was $4.2 million and $3.7 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.	Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2009	2008
12% Senior Subordinated Discount Notes due 2013	$-	$89.8
8% Senior Notes due 2019	97.5	-
Term Loan due 2012	269.7	271.8
Incremental Term Loan due 2012	124.5	125.4
Revolving Credit Facility due 2010	-	8.7
	491.7	495.7
Less current portion	(4.1)	(4.1)
Long-term debt, net of current portion	$487.6	$491.6

In June of 2009, we issued senior notes (“8% Senior Notes”) with an aggregate face amount of $100 million due in 2019 which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at a discount at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%.  With the proceeds of the 8% Senior Notes, the Company redeemed the remaining $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company incurred approximately $6.5 million of costs, including $2.4 million of fees that were capitalized as deferred financing costs related to the 8% Senior Notes and $4.1 million in call premiums and tender and other fees.  The $4.1 million paid for call premiums and tender and other fees along with the write-off of $0.9 million of the Company’s unamortized deferred financing costs related to the 12% Senior Subordinated Discount Notes were recorded in other expense in the consolidated statements of earnings for the nine months ended September 30, 2009.

7.	Pension Plans:

The components of net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost for benefits earned during the year	$-	$0.1	$-	$0.4
Interest cost on projected benefit obligation	0.8	1.2	2.4	3.5
Expected return on plan assets	(0.8)	(1.3)	(2.4)	(3.9)
Net pension expense	$-	$-	$-	$-

During the nine months ended September 30, 2009, the Company made $2.2 million of contributions to its pension plan.

8.	Commitments and Contingencies:

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

9.	Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended September 30, 2009
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$155.5	$23.9	$2.9	$182.3
Intersegment sales	0.1	1.8	(1.9)	-
Shipping and handling cost	39.0	2.0	-	41.0
Operating earnings (loss)	43.2	11.6	(10.1)	44.7
Depreciation, depletion and amortization	7.8	2.1	1.0	10.9
Total assets	599.5	223.0	76.0	898.5

	Three Months Ended September 30, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$161.2	$73.4	$2.8	$237.4
Intersegment sales	-	5.0	(5.0)	-
Shipping and handling cost	57.0	5.8	-	62.8
Operating earnings (loss)	23.1	42.3	(9.4)	56.0
Depreciation, depletion and amortization	6.7	2.5	0.8	10.0
Total assets	520.0	178.7	54.1	752.8

	Nine Months Ended September 30, 2009
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$542.7	$100.5	$7.7	$650.9
Intersegment sales	0.4	7.3	(7.7)	-
Shipping and handling cost	162.6	6.9	-	169.5
Operating earnings (loss)	139.9	63.4	(29.2)	174.1
Depreciation, depletion and amortization	21.9	6.6	3.2	31.7

	Nine Months Ended September 30, 2008
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$595.3	$175.1	$9.0	$779.4
Intersegment sales	0.3	15.3	(15.6)	-
Shipping and handling cost	217.1	19.0	-	236.1
Operating earnings (loss)	97.5	81.1	(25.6)	153.0
Depreciation, depletion and amortization	21.5	7.4	1.9	30.8

 (a)  “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

10.	Stockholders’ Equity and Equity Instruments:

On March 10, 2009, the Company granted 133,726 options and 43,611 restricted stock units to certain key employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date of $58.99 was used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”).  The options vest ratably on each anniversary date over a four-year service period.  Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. Options granted prior to 2009 and all RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to, and at the same time as, those declared on the Company’s common stock.

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

During the nine months ended September 30, 2009, the Company reissued 107,336 shares of treasury stock related to the exercise of stock options, 38,462 shares related to the vesting of RSUs and 10,135 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  The Company recorded additional tax benefits of $2.3 million from its equity compensation awards as additional paid-in capital for the nine months ended September 30, 2009. Stock-based compensation expense was $1.2 million and $1.0 million during the three months ended September 30, 2009 and 2008, respectively, and $3.3 million and $2.6 million during the nine months ended September 30, 2009 and 2008, respectively.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2009.

	Stock Options		Restricted Stock Units
	Number of	Weighted-	Number of	Weighted-
	Options	Average	RSUs	Average
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2008	668,750	$30.66	140,693	$35.68
Granted	133,726	58.99	43,611	58.99
Cancelled	(1,455)	57.48	(506)	57.34
Released from restriction	-	-	(58,900)	26.11
Exercised	(107,336)	19.95	-	-
Outstanding at September 30, 2009	693,685	$37.72	124,898	$48.24

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, amortization of the unrealized net pension costs, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.  The components of, and changes in, accumulated other comprehensive income (loss) for the nine months ended September 30, 2009 are as follows (in millions):

	Balance		Balance
	December 31,	2009	September 30,
	2008	Change	2009
Unrealized net pension costs	$(3.7)	$-	$(3.7)
Net gain (loss) on cash flow hedges	(10.3)	5.0	(5.3)
Cumulative foreign currency translation adjustment	13.2	31.1	44.3
Accumulated other comprehensive income (loss)	$(0.8)	$36.1	$35.3

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable income taxes of $3.0 million.

11.	Derivative Financial Instruments:

The Company is subject to various types of market risks including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk.  Management may take actions to mitigate the exposure to these types of risks including entering into forward purchase contracts and other financial instruments.  Currently, the Company manages a portion of its interest rate risk and commodity pricing risk by using derivative instruments.  The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangements. The Company has entered into natural gas derivative instruments and interest rate swap agreements with counterparties it views as creditworthy. However, management does attempt to mitigate its counterparty credit risk exposures by entering into master netting agreements with these counterparties.

During 2008, the FASB issued guidance related to disclosures about derivative instruments and hedging activities.  This guidance requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  As required, the Company adopted this pronouncement effective with the first quarter of 2009.

Cash Flow Hedges

As of September 30, 2009, the Company has entered into natural gas derivative instruments and interest rate swap agreements. Accounting guidance requires that companies record derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of September 30, 2009 and December 31, 2008 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of September 30, 2009, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through June 2012.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  The Company may hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2009 and December 31, 2008, the Company had agreements in place to hedge natural gas purchases of 5.2 and 4.7 million British thermal units, respectively.

As of September 30, 2009, the Company had $394.2 million of borrowings under its senior secured credit agreement (“Credit Agreement”) which are subject to a floating rate.  The Company has $150 million of interest rate swap agreements in place to hedge the variability of future interest payments.  The notional amount of the swaps decreases by $50 million in March 2010, $50 million in December 2010 with the final $50 million reduction occurring in March 2011.  As of September 30, 2009, the interest rate swap agreements effectively fix the weighted average LIBOR-based portion of its interest rate on a portion of its debt at 4.77%, thereby reducing the impact of interest rate changes on future interest cash flows and expense.

As of September 30, 2009, the Company expects to reclassify from accumulated other comprehensive income (loss) to earnings during the next twelve months approximately $2.1 million and $5.3 million of net losses on derivative instruments related to the settlement of its natural gas and interest rate hedges, respectively.

The following table presents the fair value of the Company’s hedged items as of September 30, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives

Derivatives designated as hedging instruments:	Balance Sheet Location	September 30, 2009	Balance Sheet Location	September 30, 2009

Interest rate contracts	Other current assets	$-	Accrued expenses	$6.3
Commodity contracts (a)	Other current assets	-	Accrued expenses	(2.3)
Commodity contracts (a)	Other current assets	1.1	Accrued expenses	5.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.3
Total derviatives designated as hedging instruments		$1.1		$9.7

(a) The Company has master netting agreements with its counterparties and accordingly has netted approximately $2.3 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three and nine months ended September 30, 2009 (in thousands):

		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Derivatives in SFAS 133 Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.9	$(1.6)	$2.0	$(4.6)
Commodity contracts	Product cost	(1.5)	(2.1)	2.9	(8.3)
Total		$(0.6)	$(3.7)	$4.9	$(12.9)

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

The Company is subject to increases and decreases in the cost of transporting its products, due in part, to variations in contracted carriers’ cost of fuel, which is typically diesel fuel. The Company’s historical results do not include hedging activity related to fuel costs. However, the Company may engage in hedging activities in the future, including forward contracts, to reduce its exposure to changes in transportation costs due to changes in the cost of fuel.

12.	Fair Value Measurements:

As required, the Company’s financial instruments are measured and reported at their estimated fair value.   Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (level one inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (level two inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (level three inputs).

The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and interest rates.  The fair values of the derivative instruments are determined using observable yield curves or other market-corroborated data matching the terms of the derivatives (level two inputs).   The estimated fair values for each type of instrument are presented below (in millions).

	September 30, 2009	Level One	Level Two	Level Three
Assets:
Marketable securities	$5.2	$5.2	$-	$-
Derivatives – natural gas instruments	1.1	-	1.1	-
Total Assets	$6.3	$5.2	$1.1	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(5.2)	$(5.2)	$-	$-
Derivatives – natural gas instruments	(3.4)	-	(3.4)	-
Derivatives – interest rate swaps	(6.3)	-	(6.3)	-
Total Liabilities	$(14.9)	$(5.2)	$(9.7)	$-

	December 31, 2008	Level One	Level Two	Level Three
Assets:
Marketable securities	$3.7	$3.7	$-	$-
Total Assets	$3.7	$3.7	$-	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(3.7)	$(3.7)	$-	$-
Derivatives – natural gas instruments	(7.8)	-	(7.8)	-
Derivatives – interest rate swaps	(8.9)	-	(8.9)	-
Total Liabilities	$(20.4)	$(3.7)	$(16.7)	$-

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $5.2 million and $3.7 million as of September 30, 2009 and December 31, 2008, respectively, are stated at fair value based on quoted market prices.  As of September 30, 2009, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $101.5 million compared with the aggregate principal amount at maturity of $100 million. The fair value at September 30, 2009 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $382.4 million compared with the aggregate principal amount at maturity of $394.2 million.  The fair values of the Company’s interest rate swap and natural gas contracts are based on forward yield curves and rates for notional amounts maturing in each respective time-frame.

13.	Earnings per Share:

During 2008, the FASB issued guidance related to determining whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as required by GAAP.  The two class method requires allocating the Company’s net earnings to both common shares and participating securities.  In addition, the guidance requires retrospective presentation of prior periods.

Prior to its adoption, the Company had included participating securities in both its basic and diluted weighted shares outstanding.  The impact of the adoption of this new guidance decreased the numerator and the denominator in the weighted and diluted earnings per share calculation for both periods in 2008 which increased the previously reported nine months ended September 30, 2008 diluted earnings per share by $0.01 from $2.39 to $2.40.

The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net earnings	$25.7	$28.7	$101.4	$79.4
Less: Net earnings allocated to participating securities (a)	(0.5)	(0.6)	(2.1)	(1.7)
Net earnings available to common shareholders	$25.2	$28.1	$99.3	$77.7
Denominator (in thousands):
Weighted average common shares outstanding,
shares for basic earnings per share	32,593	32,425	32,557	32,399
Weighted average stock options outstanding (b)	16	14	26	51
Common shares for diluted earnings per share	32,609	32,439	32,583	32,450
Earnings per common share, basic	$0.77	$0.87	$3.05	$2.40
Earnings per common share, diluted	$0.77	$0.87	$3.05	$2.40

(a) Participating securities include options and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 703,000 and 709,000 for the three and nine months ended September 30, 2009, respectively, and 733,000 and 705,000 for the three and nine months ended September 30, 2008, respectively.

(b) For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 785,000 and 759,000 weighted options outstanding for the three and nine months ended September 30, 2009, respectively, and 684,000 and 657,000 weighted options for the three and nine months ended September 30, 2008, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions; uninsured risks and hazards associated with underground mining operations; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; volatility in credit and capital markets, including the risk of customer and counterparty defaults and credit availability;  changes in tax laws or estimates for tax liabilities; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our markets.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the non-winter quarters when we build our inventory levels.  During the 2008-2009 winter season, in our North American markets the fourth quarter of 2008 was significantly more severe than normal while the first quarter of 2009 was below normal.  By contrast, the 2007 – 2008 winter season in our North American markets was more severe than normal in both quarters.  Our U.K. subsidiary experienced a more severe winter in the 2008 – 2009 winter season after a year of significantly milder than normal weather in the 2007 – 2008 winter season.

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

Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality tend to decline when alternative fertilizers are used. Beginning late in 2007 and throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and that has extended through 2009, as the broad agricultural industry has dealt with a global economic slowdown and reduced credit availability. Recently, muriate of potash (MOP) market pricing has declined, although pricing is still well above historical pricing levels which has resulted in lower SOP market pricing.  We still expect SOP pricing to retain its historical premium to MOP.

Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has increased our shipping and handling costs on a per ton basis over the last several years.  However, declining oil-based fuel costs beginning late in 2008 and continuing through the first nine months of 2009 has reversed this trend.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride (KCl), a deicing and water conditioning agent and feed-stock used in making a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward contracts up to 36 months in advance of purchases, helping to reduce the impact of price volatility.  We purchase KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our contracts, though still below current market due to the annual price adjustment mechanism.  We cannot predict future changes in market prices for KCl, however our per ton costs to purchase KCl have been moderately higher in 2009. In the future, we may elect to forego or reduce our KCl purchases if we estimate prices have become impracticable or if we estimate demand conditions require lower SOP finished goods production volumes.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business include sales of $2.9 million and $2.8 million for the three months ended September 30, 2009 and 2008, respectively, and $7.7 million and $9.1 million for the nine months ended September 30, 2009 and 2008, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Salt Sales (in millions)
Salt sales	$155.5	$161.2	$542.7	$595.3
Less: salt shipping and handling	39.0	57.0	162.6	217.1
Salt product sales	$116.5	$104.2	$380.1	$378.2
Salt Sales Volumes (thousands of tons)
Highway deicing	1,527	1,837	6,481	8,083
Consumer and industrial	602	647	1,731	1,975
Total tons sold	2,129	2,484	8,212	10,058
Average Salt Sales Price (per ton)
Highway deicing	$43.62	$39.72	$44.36	$41.54
Consumer and industrial	147.56	136.32	147.45	131.39
Combined	73.03	64.87	66.09	59.18

Specialty Fertilizer (SOP) Sales (in millions)
Specialty fertilizer sales	$23.9	$73.4	$100.5	$175.1
Less: SOP shipping and handling	2.0	5.8	6.9	19.0
Specialty fertilizer product sales	$21.9	$67.6	$93.6	$156.1
Specialty Fertilizer Sales Volumes (thousands of tons)	34	98	112	332
Specialty Fertilizer Average Sales Price (per ton)	$706	$752	$897	$528

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Sales

Sales for the third quarter of 2009 of $182.3 million decreased $55.1 million, or 23% compared to $237.4 million for the same quarter of 2008. Salt segment sales of $155.5 million for the third quarter of 2009 decreased $5.7 million from $161.2 million in the third quarter of 2008 while specialty fertilizer sales of $23.9 million decreased $49.5 million from $73.4 million in the third quarter of 2008.  Sales primarily include revenues from the sale of our products which, in most instances, includes delivery to our customers, and revenues from our records management business. Product sales include sales as defined above less shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling costs decreased $21.8 million from $62.8 million in third quarter of 2008 to $41.0 million in the third quarter of 2009 due, in part, to lower sales volumes during the third quarter of 2009 when compared to the same period of 2008.  In addition, the lower price of fuel and transportation services and product mix changes in the third quarter of 2009 have decreased our average per unit cost of shipping and handling products to our salt customers by approximately 20%.

Total salt and specialty fertilizer product sales for the third quarter of 2009 of $138.4 million decreased $33.4 million, or 19% compared to $171.8 million for the same period in 2008 reflecting lower specialty fertilizer segment product sales partially offset by higher salt segment product sales.

Salt product sales for the third quarter of 2009 of $116.5 million increased $12.3 million, or 12% compared to $104.2 million for the same period in 2008 due primarily to higher realized prices for salt products which contributed approximately $28 million to product sales. Salt sales volumes in 2009 declined by 355,000 tons or 14% from the 2008 period, consisting principally of lower sales volumes for deicing products.  Deicing volumes declined due primarily to the unusually large early fill experienced in the third quarter of 2008 as customers replenished their inventories from the more severe 2008 winter season. In addition, lower sales volumes related to non-seasonal chlor-alkali products contributed to the decline in volumes due to weakness in the broader economy.  Consumer and industrial products sales volumes declined primarily related to the Company’s focus on maximizing the value of its production, which has led the Company to relinquish sales to some of its lower priced customers.  These changes in sales volumes unfavorably impacted product sales by approximately $13 million.  In addition, the strength of the U.S. dollar in the third quarter of 2009 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, unfavorably impacted product sales.

SOP product sales for the third quarter of 2009 of $21.9 million decreased $45.7 million, or 68% compared to $67.6 million for the same period in 2008, as sales volumes declined due to the ongoing effects of the uncertain economy on the global agricultural industry and the reluctance of fertilizer customers to purchase potash at historically high prices.  The lower sales volumes contributed approximately $42 million to the decline in product sales.  In addition, SOP pricing declined by approximately 6% in the third quarter of 2009 from prior year levels which contributed an additional $4 million to the product sales decline.  Although we have experienced a decline in our sales volumes since the fourth quarter of 2008 and a recent decline in SOP pricing, we believe the market for fertilizer products over the long-term has responded to factors which have increased worldwide demand for crop nutrients, including the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these have affected the agricultural markets and the demand for all types of potash fertilizer products, including SOP.

Gross Profit

Gross profit for the third quarter of 2009 of $66.6 million decreased $10.2 million or 13% compared to $76.8 million in the third quarter of 2008.  As a percent of total sales, 2009 gross margin increased by five percentage points, from 32% to 37%.  The decline in gross margin for the SOP segment contributed approximately $31 million to the decrease due to lower sales volumes as well as a 6% decrease in average selling price.  This decrease was partially offset by improvements to the gross margin for the salt segment of approximately $21 million due to price improvements combined with lower average per unit shipping and handling costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2009 of $21.9 million increased $1.1 million, or 5% compared to $20.8 million for the same period of 2008.  The increase in expense is primarily due to higher costs for professional services.

Interest Expense

Interest expense for the third quarter of 2009 of $6.0 million decreased $3.5 million compared to $9.5 million for the same period in 2008. This decrease is primarily due to the early extinguishment of $20 million of the Company’s 12% Senior Subordinated Discount Notes during the fourth quarter of 2008, lower market interest rates on our floating-rate debt and the refinancing of the remaining balance of the Company’s 12% Senior Subordinated Discount Notes with senior notes (“8% Senior Notes”) in June 2009.

Other Expense, Net

Other expense of $1.5 million in the third quarter of 2009 and $2.9 million in the third quarter of 2008 primarily includes foreign currency exchange losses.

Income Tax Expense

Income tax expense of $11.5 million for the three months ended September 30, 2009 decreased from $14.9 million for the same period in 2008 primarily reflecting a decline in pre-tax income in 2009 as compared to 2008.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Sales

Sales for the nine months ended September 30, 2009 of $650.9 million decreased $128.5 million, or 16% compared to $779.4 million for the nine months ended September 30, 2008.  Salt segment sales of $542.7 million for the nine months ended September 30, 2009 decreased $52.6 million from $595.3 million for the same period in 2008 while specialty fertilizer sales of $100.5 million for the nine months ended September 30, 2009 decreased $74.6 million from $175.1 million for the same period in 2008. Shipping and handling costs were $169.5 million during the first nine months of 2009, a decrease of $66.6 million compared to $236.1 million for the same period in 2008.  The decrease in shipping and handling costs primarily reflects the lower sales volumes for the nine months ended September 30, 2009 when compared to same period of 2008, and the impact of lower per unit fuel and transportation costs.

Total salt and specialty fertilizer product sales for the nine months ended September 30, 2009 of $473.7 million decreased $60.6 million, or 11% compared to $534.3 million for the same period in 2008.  This decrease reflects a decline in the specialty fertilizer segment partially offset by a modest increase in the salt segment as discussed below.

Salt product sales of $380.1 million for the nine months ended September 30, 2009 increased $1.9 million or 1% compared to $378.2 million in 2008. The milder than normal winter weather in our North American markets during the first quarter of 2009 compared to the more severe weather in the first quarter of 2008 led to lower sales volumes for highway deicing and consumer and industrial deicing products.  In addition, lower sales volumes related to consumer and industrial products due primarily to the Company’s focus on maximizing the value of its production, has led the Company to relinquish sales to some of its lower priced customers.  Lower sales volumes on non-seasonal chlor-alkali products due to weakness in the broader economy, also contributed to the sales decline.  In the U.K., we experienced more severe than normal winter weather and stronger early fill orders which resulted in higher U.K. sales volumes for the first nine months of 2009 when compared to the same period in 2008. Overall, salt segment sales volumes in 2009 declined 1.8 million tons from 2008 levels which decreased sales by approximately $64 million.  Higher realized prices contributed approximately $92 million to product sales.  In addition, the strength of the U.S. dollar in the first nine months of 2009 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, unfavorably impacted product sales by approximately $26 million.

SOP product sales of $93.6 million for the nine months ended September 30, 2009 decreased $62.5 million or 40% over $156.1 million during the same period in 2008, as sales volumes declined due to the ongoing effects of the uncertain economy on the agricultural industry and the reluctance of fertilizer customers to apply potash at historically high prices.  The lower sales volumes contributed approximately $101 million to the decline in product sales which was partially offset by price improvements in the first nine months of 2009 which yielded approximately $39 million in additional product sales.

Gross Profit

Gross profit for the nine months ended September 30, 2009 of $236.9 million increased $26.0 million, or 12% compared to $210.9 million for the same period in 2008.  As a percent of total sales, 2009 gross margin increased by nine percentage points, from 27% to 36%.  The gross margin for the salt segment contributed approximately $43 million to the increase due to price improvements combined with slightly lower average per unit shipping and handling costs which were partially offset by lower sales volumes.  The gross margin for the SOP segment declined approximately $17 million from the prior year due primarily to lower sales volumes offset by higher average prices for the nine months ended September 30, 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2009 nine month period of $62.8 million increased $4.9 million, or 8% compared to $57.9 million for the same period of 2008.  The increase in expense is primarily due to professional services and modestly higher salt promotional activities.

Interest Expense

Interest expense for the nine months ended September 30, 2009 of $20.1 million decreased $12.4 million compared to $32.5 million for the same period in 2008.  This decrease is primarily due to the early extinguishment of $90 million of the Company’s 12% Senior Subordinated Discount Notes during 2008, lower market interest rates on our floating-rate debt and the refinancing of the remaining balance of the Company’s 12% Senior Subordinated Discount Notes with 8% Senior Notes in June 2009.

Other expense, net

Other expense of $6.3 million for the nine months ended September 30, 2009 primarily includes a $5.0 million charge related to the refinancing of the 12% senior subordinated discount notes, including tender and other fees of $4.1 million and the write-off of deferred financing fees of $0.9 million.  Other expense of $5.5 million for the nine months ended September 30, 2008 primarily consists of a call premium of $4.2 million and a write-off of $0.9 million related to the early extinguishment of $70.0 million of the Company’s 12% senior subordinated discount notes.  Both periods also include foreign currency exchange losses.

Income Tax Expense

Income tax expense of $46.3 million for the nine months ended September 30, 2009 increased $10.7 million from $35.6 million for the same period in 2008 primarily reflecting the higher level of pre-tax income in 2009.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

Liquidity and Capital Resources

Historically, we have used cash generated from operations to meet our working capital needs, to fund capital expenditures, to pay dividends and to repay our debt. When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources.  This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Cash and cash equivalents of $13.2 million as of September 30, 2009 decreased $21.4 million from December 31, 2008. Our operating cash flows were $68.5 million in the first nine months of 2009.  We used a portion of those cash flows and our cash on hand at the beginning of the year to fund capital expenditures of $53.6 million and to pay dividends on our common stock of $35.3 million. During 2009, we also refinanced our 12% Senior Subordinated Notes and repaid the December 31, 2008 balance of our revolving credit facility of $8.6 million.

As of September 30, 2009, we had $491.7 million of principal indebtedness including $97.5 million of 8% Senior Notes and $394.2 million of term loan borrowings under our senior secured credit agreement. Our senior secured credit agreement also includes a revolving credit facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  No amounts were borrowed under our revolving credit facility as of September 30, 2009. Our availability under the revolving credit facility was $115.2 million, net of $9.8 million of outstanding letters of credit as of September 30, 2009.

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

We believe our cash flows from operations and borrowing availability under the revolving credit agreement will allow us to pay cash interest without materially adversely affecting our liquidity or financial condition.  In addition, we plan on funding our 2009 capital needs primarily from cash on hand at September 30, 2009, cash expected to be generated from operations in 2009 and other financing arrangements, including leasing transactions.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture.  Although we are in compliance with our debt covenants as of September 30, 2009, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on any of our debt when due. If we consummate an acquisition, our debt service requirements could increase and terms and conditions of our debt could change. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Nine Months Ended September 30, 2009 and 2008

Net cash flows provided by operating activities for the nine months ended September 30, 2009 were $68.5 million, a decrease of $107.9 million compared to $176.4 million for the nine months ended September 30, 2008.  Working capital increases (reductions) accounted for approximately $(83.0) million and $48.7 million for 2009 and 2008, respectively, of the amounts included in cash flows provided by operations. These working capital changes are partially indicative of the seasonal nature of our deicing products and will vary with the severity of the winter weather in our markets. Additionally, in 2009 we have elected to continue to purchase KCl under our supply agreement and produce SOP in excess of the current, depressed demand to replenish previously depleted inventories, leverage our low-cost production methods and gain flexibility to service any possible surge during a potential rebound in demand.  These potash inventory strategies have resulted in a $51 million decline in cash flows from operations when compared to the prior year.

Net cash flows used by investing activities of $57.8 million and $35.4 million for the nine months ended September 30, 2009 and 2008, respectively, resulted from capital expenditures of $53.6 million and $36.5 million respectively.  In addition, the Company acquired the assets of a salt packaging and depot handling facility in Minnesota for $3.6 million in the second quarter of 2009.

Financing activities during the 2009 nine-month period used $42.3 million of cash flows, primarily to make payments of $8.6 million to reduce our outstanding debt and $35.3 million for dividends to stockholders.  During 2008, we used $140.4 million in financing activities primarily to make $111.3 million of payments to reduce our outstanding debt and $33.2 million of dividend payments.

Recent Accounting Pronouncements

In June, 2009, the FASB issued the “FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” to establish the FASB Accounting Standards Codification

(“Codification”) as the single source for authoritative nongovernmental U.S. GAAP. SEC rules and interpretive releases are also considered sources of authoritative GAAP.  This guidance supersedes all prior accounting and reporting standards issued by entities other than the SEC.  The Codification was effective for the Company in the third quarter of 2009 and did not have a material impact on its consolidated financial statements.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date:	October 28, 2009	/s/ Angelo C. Brisimitzakis
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date:	October 28, 2009	/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer