Form 10-K
period 2009-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2010-02-22
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☑   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,“ “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑         Accelerated filer  ☐
Non-accelerated filer  ☐           Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No  ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,789,653,626, based on the closing sale price of $54.91 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 17, 2010 was 32,661,149 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Document                                                                   Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of                                          Part III, Items 10, 11, 12, 13 and 14
Stockholders to be held May 5, 2010 (Proxy Statement)

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report. Factors that could cause actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	domestic and international general business and economic conditions;

•	hazards of underground mining;

•	governmental policies affecting the highway maintenance programs, consumer and industrial industry or agricultural industry in localities where we or our customers operate;

•	weather conditions;

•	the impact of competitive products;

•	pressure on prices realized by us for our products;

•	constraints on supplies of raw materials used in manufacturing certain of our products or the price or lack of availability of transportation services;

•	our ability to attract and retain skilled personnel or a disruption in our workforce;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	difficulties or delays in receiving required governmental and regulatory approvals;

•	market acceptance issues, including the failure of products to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	the impact of indebtedness and interest rates;

•	foreign exchange rates and fluctuations in those rates;

•	the costs and effects of legal proceedings, including environmental and administrative proceedings involving us;

•	customer expectations about future potash market prices and availability and agricultural economics;

•	credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability;

•	changes in tax laws or estimates; and

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

•	other risk factors included in this Form 10-K and reported from time to time in our filings with the Securities and Exchange Commission (“SEC”). See “Where You Can Find More Information.”

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov. Please note that the SEC’s website is included in this report as an active textual reference only. The information contained on the SEC’s website is not incorporated by reference into this report and should not be considered a part of this report. You may also read and copy any document we file with the SEC at the SEC’s public reference facility at 100 F Street, N.E., Washington, D.C. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, D.C. 20549.  For further information on the operation of the public reference facility call the SEC at 1-800-SEC-0330.

You may also request a copy of any of our filings, at no cost, by writing or telephoning:

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

 COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer and magnesium chloride. We currently operate 11 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire.  Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States.  Our salt products are used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, agricultural and industrial applications. Compass Minerals is North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf.  In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, England.  Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs.
Prior to December 2003, the Company was privately owned.  In December 2003 and again in July 2004 and November 2004, the Company completed public offerings.  The Company received no proceeds from the offerings.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
Through our salt segment we mine, produce, process and distribute sodium chloride and magnesium chloride in North America and the United Kingdom, including rock, evaporated and solar salt and liquid and flake magnesium chloride. We also purchase potassium chloride and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products.  Sodium chloride (either as a single mineral or in combination with other chlorides) represents the vast majority of our products produced and sold, and accordingly, we refer to these products collectively as “salt”, unless otherwise noted.  Our salt products are marketed primarily in the United States, Canada and the United Kingdom. Salt is used in a wide variety of applications, including as a deicer for both highway and consumer or professional use (rock salt and specialty deicers, which include pure or blended magnesium chloride, potassium chloride and calcium chloride salts with sodium chloride), an ingredient in the production of chemicals, for water treatment and a variety of other consumer and industrial uses, such as a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds, an essential component in both industrial and residential water softeners and as an additive to aid in the disinfection of spas and swimming pools. The demand for salt has historically remained relatively stable during periods of rising prices and during economic cycles due to its relatively low cost and high value with a diverse number of end uses.
However, demand for deicing products is affected by changes in winter weather conditions. On average, over the last three years, approximately 70% of our deicing product sales (or 37% of consolidated sales) occurred during the months of November through March when winter weather was most severe.  See Note 13 of the Company’s Consolidated Financial Statements for segment financial information.

Salt Industry Overview
The salt industry is characterized by a long history of modest growth and steady price increases across various grades. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing, and nutritional supplements for animal stock. We estimate that the consumption of rock salt in North America is approximately 29 million tons per year (approximately 22 million tons per year in the markets we serve), while the consumer and industrial market totals approximately 13 million tons per year. In the United Kingdom, we estimate that the size of the highway deicing market is approximately 2 million tons per year. According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2008, the production of salt used in highway deicing and for consumer and industrial products in the United States has increased at an historical average of approximately 1% - 2% per year.
Salt prices vary according to purity and its pricing differences reflect, among other things, the more extensive refining and packaging processes for a purer-grade salt. According to the latest USGS data, during the thirty-year period ending 2008, prices for salt used in highway deicing and consumer and industrial products in the United States have increased at an historical average of approximately 3% - 4% per year. Due to salt’s relatively low market cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by manufacturers located in close proximity to their customers.

Processing Methods
Our current production capacity, including salt and other minerals purchased under contracts, is approximately 15.2 million tons of salt per year.  Mining, other production activities and packaging are currently conducted at 11 of our facilities.  Additionally, finished product is purchased from a supplier under contracts at three facilities.  The three processing methods we use to produce salt are summarized below.

Underground Rock Salt Mining - We use a drill and blast mining technique at our North American underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. At our Winsford, U.K. facility, we also use a continuous mining process. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is primarily sold as our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 84% of our current annual salt production capacity.   See Item 1A, “Risk Factors - Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from third parties and governmental authorities.”

Mechanical Evaporation - The mechanical evaporation method involves obtaining salt brine from underground salt deposits

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
We also produce magnesium chloride through the solar evaporation process. We precipitate sodium chloride and potassium-rich salts from the brine, leaving a concentrated magnesium chloride.  This resulting concentrated brine becomes the raw material used to produce several magnesium chloride products, which are sold through both our consumer and industrial and highway deicing product lines.

Operations and Facilities
United States - Our Central and Midwestern United States consumer and industrial customer base is served primarily by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from a supplier’s facility in Michigan. The Cote Blanche, Louisiana rock salt mine serves chemical customers and agricultural customers in the Southern and Midwestern United States, and highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers (and their major tributaries). Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the Midwestern and Western United States’ consumer and industrial markets, provides salt for chemical applications and highway deicing, and provides magnesium chloride, which is used in deicing, dust control and soil stabilization applications. The production capacity for solar-evaporated salt at our Ogden facility is currently only limited by demand. We also operate three salt packaging facilities in Illinois, Minnesota and Wisconsin, which serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern United States.

Canada - We produce finished products at four different locations in Canada. From the Goderich, Ontario rock salt mine, we serve the highway deicing markets and the consumer and industrial markets in Canada and the Great Lakes region of the United States, principally through a series of depots located around the Great Lakes. Mechanically evaporated salt used for consumer and industrial product lines is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario in Central Canada; and Unity, Saskatchewan in Western Canada. We also purchase salt and other products, including potassium chloride (“KCl”), from a potash producer’s facilities located in Saskatchewan, which serve both the consumer and industrial and the highway deicing markets in the U.S. and Canada.

United Kingdom - Our United Kingdom highway deicing customer base is served by the Winsford rock salt mine in Northwest England, near Manchester.

The following table shows the current annual production capacity and type of salt produced at each of our owned or leased production locations:

Location	Annual Production Capacity (tons)	Product Type
North America
Goderich, Ontario Mine (a)	7,500,000	Rock salt
Cote Blanche, Louisiana Mine	3,300,000	Rock salt
Ogden, Utah:
Salt Plant	1,500,000	Solar salt
Magnesium Chloride Plant (b)	500,000	Magnesium chloride
Lyons, Kansas Plant	450,000	Evaporated salt
Unity, Saskatchewan Plant	175,000	Evaporated salt
Goderich, Ontario Plant	175,000	Evaporated salt
Amherst, Nova Scotia Plant	120,000	Evaporated salt
United Kingdom
Winsford, Cheshire Mine	1,500,000	Rock salt

(a)	Our Goderich mine expansion project is expected to increase our capacity to approximately 9,000,000 tons, as demand warrants.
(b)	The magnesium chloride amount includes both brine and flake.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Salt production, including magnesium chloride, at these facilities totaled an aggregate of 15.1 million tons, 13.4 million tons and 10.7 million tons for the years ended December 31, 2009, 2008 and 2007, respectively.  Variations in production volumes are typically entirely attributable to variations in the winter season weather ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.  We increased our annual capacity by 750,000 tons related to the first phase of an expansion project at our Goderich rock salt mine.  The second phase of this expansion project, scheduled to partially come on-line during 2010 with full availability as demand warrants, and is expected to ultimately increase that mine’s annual capacity to 9.0 million tons.
Salt is found throughout the world and, where it is commercially produced, it is typically deposited in extremely large quantities. Our mines at Goderich, Cote Blanche and Winsford, as well as at our other operating facilities, have access to vast mineral deposits. In most of our production locations, we estimate the recoverable salt reserves to reach at least several more decades at current production rates and capacities. Our rights to extract those minerals may currently be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
Our underground mines in Canada (Goderich, Ontario), the United States (Cote Blanche, Louisiana) and the United Kingdom (Winsford, Cheshire) make up 84% of our salt producing capacity (see Item 1A. “Risk Factors - Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from third parties and governmental authorities.”). Each of these mines is operated with modern mining equipment and utilizes subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems. We believe our properties and our operating equipment are maintained in good working condition.
The mine site at the Goderich mine is owned. We also maintain a mineral lease at Goderich with the provincial government, which grants us the right to mine salt. This lease expires in 2022 with the option to renew until 2043. The Cote Blanche mine is operated under land and mineral leases with third-party landowners who grant us the right to mine salt. The leases expire in 2060. The mine site and salt reserves at the Winsford mine are owned.
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 50, 44 and 164 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 124, 74 and 21 years, respectively. Our mineral interests are amortized on an individual basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, the results of reserve studies completed by a third-party geological engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by us with the reasonable expectation of reliably operating the mines on a long-term basis. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt, requires proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality.  Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
We package salt products at three additional facilities. The table below shows the packaging capacity at each of these facilities:

Location	Annual Packaging Capacity (tons)
Kenosha, Wisconsin	150,000
Chicago, Illinois	150,000
Duluth, Minnesota	100,000

We also have contracts to purchase finished salt and potassium chloride from a supplier at three North American locations.  One of these locations has a minimum purchasing commitment for evaporated salt, which is cancelable if we give one year’s notice.

Products and Sales - We sell our salt products as highway deicing salt (including liquid magnesium chloride, calcium chloride and treated rock salt) and consumer and industrial salt (including flake magnesium chloride, calcium chloride and KCl). Highway deicing, including salt sold to chemical customers, constituted approximately 47% of our gross sales in 2009. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both untreated and treated, for ice control on public roadways. Highway deicing salt is sold primarily through an annual tendered bid contract process as well as through some longer-term contracts, with price, product quality and delivery being the primary competitive market factors (see Item 1A. “Risk Factors - Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.  Additionally, our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities). Some sales also occur through a negotiated sales contract with third-party customers, particularly in the U.K. In North America, the locations of the salt sources and distribution outlets also play a significant role in determining a supplier. We have an extensive network of approximately 85 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

located on the Great Lakes and the Mississippi and Ohio River systems (and their major tributaries) where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt and liquid magnesium chloride from our Ogden, Utah facility are also used for highway deicing in the Western and upper Midwest regions of the U.S.  Treated rock salt is sold throughout our markets and is typically rock salt treated with liquid magnesium chloride and other organic materials, which enhance the performance of the product.
We produce highway deicing salt in the United Kingdom at our mining facility at Winsford, Cheshire, the largest rock salt mine in the United Kingdom. We believe our production capability and favorable logistics position enhance our ability to meet winter demands. Because of our strong position, we are recognized as a key strategic provider by the United Kingdom’s Highway Agency. As such, we help the Highway Agency develop standards for deicing products and services that are provided to them through their deicing application contractors. In the United Kingdom approximately 70% of our highway deicing business is on multi-year contracts.
Winter weather variability, particularly in the U.K., is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately 70% of our deicing product sales (or 37% of consolidated sales) occurred during the months of November through March when winter weather was most severe. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern United States where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A, “Risk Factors — The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
Our principal chemical customers are producers of intermediate chemical products used in the production of vinyls and other chemicals and pulp and paper as well as water treatment and a variety of other industrial uses. Our customer locations typically do not have a captive source of brine. Distribution into the chemical market is made primarily through multi-year supply agreements, which are negotiated privately. Price, service, product quality and security of supply are the major competitive market factors.
Sales of our consumer and industrial products accounted for approximately 39% of our 2009 gross sales. We are the third largest producer of consumer and industrial salt products in the North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer and professional ice control, food processing, pool salt, agricultural applications, as well as a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in the North America. Our Sifto® brand encompasses a full line of salt products, which are well recognized in the Canadian market.
The Company’s consumer and industrial market is driven by private label products, emerging brands and strong customer relationships.  Sales in the consumer and industrial product line occur through many segments including, but not limited to, retail, agricultural, industrial, janitorial and sanitation, and distributors.  Distribution in the consumer and industrial product line is channeled through the Company’s plants to third-party warehouses to our customers, wholesalers or distributors using a combination of direct sales personnel, contract personnel and a network of brokers or manufacturers’ representatives.
The table below shows our shipments of salt products:

	Year ended December 31,
	2009		2008		2007
(thousands of tons)	Tons	%	Tons	%	Tons	%
Highway Deicing	9,608	80	12,237	81	10,373	81
Consumer and Industrial	2,463	20	2,852	19	2,412	19
Total	12,071	100	15,089	100	12,785	100

Competition – We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America but these mostly impact the East Coast and West Coast of the United States where we have minimal positions. In the United Kingdom, there are two other companies that produce highway deicing salt, one in Northern England and the other in Northern Ireland. There are no significant imports of highway deicing salt into the United Kingdom (see Item 1A, “Risk Factors — Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agricultural markets, and supply and demand imbalances for competing potash products can also impact the price of or demand for our products”).

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

SPECIALTY FERTILIZER SEGMENT

Fertilizers in general serve a significant role in efficient crop production around the world.  Potassium is a vital nutrient in some fertilizers, which assists in regulating plants’ growth and improving durability. Potassium is contained in the two major forms of potash fertilizer, SOP and KCl.  SOP is primarily used as a specialty fertilizer, providing essential potassium to increase the yield and quality of crops, which tend to be, though are not necessarily, high-value or chloride-sensitive, such as vegetables, fruits, potatoes, nuts, tobacco and turf grass. We are the leading SOP producer and marketer in North America and we also market SOP products internationally. We offer several sizes of SOP products, which are designed to better serve the special needs of our customers. Our SOP plant is the largest in North America and one of only three solar brine SOP operations in the world. In 2009, the specialty fertilizer segment accounted for approximately 13% of our gross sales. See Note 13 of the Company’s Consolidated Financial Statements for segment financial information.

Potash Industry Overview
The average annual worldwide consumption of all potash fertilizers is approximately 65 million tons. KCl is the most common source of potassium and accounts for approximately 89% of all potash consumed in fertilizer production. SOP represents approximately 10% of potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, potassium nitrate and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide (“K2O”) and different combinations of co-nutrients.
KCl is the most widely used potassium source for most crops and is typically a less expensive form of potash fertilizer than SOP. SOP is generally priced at a premium to KCl and market conditions affecting KCl have similar implications to SOP.  SOP (containing approximately 50% K2O) is utilized by growers for many high-value crops, especially where there are needs for fertilizers with low chloride content. The use of SOP has been scientifically proven to improve the yield or quality of certain crops such as potatoes, citrus fruits, grapes, almonds, some vegetables, tobacco and turfgrass, including turf for golf courses.
Through 2008, world-wide consumption of potash increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  In addition, relatively high energy prices in 2008 improved the economics of ethanol and bio-diesel production, which utilize agricultural products as feedstock.  The increased demand and limited supply of potash at current capacity levels, led to improved overall potash market prices, most significantly in 2008.  However, general worldwide declines in economic growth, reduced access to credit for growers, falling crop prices, general crop and economic uncertainty for growers and inventory de-stocking in the supply chain suppressed demand for fertilizers beginning late in 2008 triggering a subsequent decline in most fertilizer prices.  Additionally, we believe growers have refined application techniques to reduce inefficiencies while also depleting existing potassium levels in the soil.  Although potash prices have declined, they remained above historical levels throughout 2009, unlike other commodity fertilizer products.  Consequently, demand throughout 2009 remained low with considerable uncertainty in the market about price expectations.
Approximately 77% of our annual SOP sales volumes in 2009 were made to domestic customers, which include retail fertilizer dealers and distributors of professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements. (see Item 1A, “Risk Factors — Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agricultural markets, and supply and demand imbalances for competing potash products can also impact the price of and demand for our products”).

Operations and Facilities
All of our SOP production is located at the Great Salt Lake west of Ogden, Utah. It is the largest SOP production facility in North America. The evaporation system utilizes solar energy and operates over 40,000 acres of evaporation ponds to produce salt, SOP and magnesium chloride from the brine of the Great Salt Lake. The property utilized in our operation is both owned and leased under annually renewing leases. This facility currently has the capacity to produce approximately 500,000 tons (including approximately 300,000 tons from solar ponds) of SOP, approximately 500,000 tons of magnesium chloride, and over 1.5 million tons of salt annually. These recoverable minerals exist in vast quantities in the Great Salt Lake. We believe the recoverable minerals exceed 100 years of reserves at current production rates and capacities and are so vast that quantities will not be significantly impacted by our production. Our rights to extract these minerals are contractually limited although we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, thereby allowing us to continue extracting minerals.
We draw lake water, or brine from the Great Salt Lake into our solar evaporation ponds.  The water moves through our various solar evaporation ponds in stages.  Water has the capacity to hold only a limited amount of minerals.  As the water evaporates and the mineral concentration increases, some of those minerals must naturally precipitate out of the water where they are deposited on the floors of the solar evaporation ponds. In our ponds, the salt (sodium chloride) minerals are the first to precipitate.  We monitor the changing mineral composition during evaporation and manage deposition of specific compounds by either pumping or allowing the brine to flow by gravity to the next pond in the series, where this process continues.  Eventually, potassium compounds drop from the brine, leaving a floor of potassium enriched salts.  The remaining brine, now almost exclusively magnesium compounds, flows to holding ponds before it is processed into magnesium chloride products for sale.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high purity SOP in our production facility that has been in operation since 1967.  We believe that our property and operating equipment are maintained in good working condition.
We can also use KCl as a raw material feedstock to supplement the Company’s solar harvest. We currently have a contract with a supplier for the purchase of KCl that is subject to annual price changes based on prior year changes in the market price of KCl.  Over the past three years, we have produced approximately 40% of our finished SOP from raw materials purchased under this KCl supply contract.  The market price for KCl has increased significantly in recent years, causing continued price increases under our KCl supply contract.  However, due to the time lag and formula for the annual contract price adjustment, our contract pricing has been favorable to market since 2005. Although we cannot predict future changes in market prices for KCl, our 2009 per ton KCl purchase costs were higher than the 2008 unit costs.  We expect our 2010 per ton KCl unit costs under the contract would increase significantly from the 2009 unit costs (see Item 1A. “Risk Factors – Our production process consumes large amounts of natural gas, steam and electricity.  Additionally, KCl is a raw material feedstock used to supplement our SOP solar harvest, produce some of our deicing products and sell for water conditioning applications.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations”).  During 2009, we purchased our full contractual allotment under this KCl supply contract.  A significant portion of these purchases were utilized to immediately convert to SOP.  Since demand remained soft throughout 2009, we built higher than typical SOP inventories.  As a result, when combined with our expected increase in capacity from our existing solar pond facilities, we currently anticipate purchasing substantially less KCl, if any, in 2010 and beyond under this supply contract to produce SOP.
In 2007 we began the initial phase of a multi-phased plan to strengthen our low cost solar pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase includes some modification to our existing solar evaporation ponds and increases in the extraction yields and processing capacity of our SOP plant. These improvements are expected to increase our solar pond-based SOP production capacity progressively through 2011, achieving pond-based capacity of approximately 350,000 tons annually by 2011.  In addition to this initial yield improvement phase, we are seeking to add new solar evaporation ponds to our existing pond acreage to produce more SOP feedstock in order to significantly reduce or eliminate our purchases of higher cost potassium chloride. During 2008, we secured leases on approximately 23,000 additional acres on and around the Great Salt Lake (and adjacent to our existing solar ponds), which we believe to be suitable for mineral extraction.  We are currently seeking the permits required to develop 60,000 acres, which includes 8,000 underdeveloped acres previously leased, into solar evaporation ponds.  The process for granting leases for this expansion project has been challenged by third-party organizations.  To this end, we are currently participating in an environmental study and performing other activities required of us in order to obtain the permits, which would allow us to expand our solar evaporation ponds. The final scope of the second phase expansion will be determined following our detailed engineering analysis and the Army Corps of Engineers’ comprehensive permitting process.  We do not expect to begin construction on any portion of the additional lease lands before 2011.  There can be no assurance that these permits will be received on all or any portion of these leased lands, nor if received, that the lands will be developed to produce marketable product. See Item 1A. “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having received the required permits and approvals from third parties and governmental authorities.”  If we are unable to obtain all or a portion of the required permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2009, total capital expenditures related to this project were $3.5 million.

Products and Sales - Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. International SOP sales volumes in 2009 were 23% of our annual SOP sales (see Note 13 to our Consolidated Financial Statements). We have an experienced global sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.
The table below shows our domestic and export shipments of SOP:

	Year Ended December 31,
	2009		2008		2007
(thousands of tons)	Tons	%	Tons	%	Tons	%
U.S.	118	77	248	63	301	71
Export(a)	35	23	143	37	122	29
Total	153	100	391	100	423	100

(a)	Export sales include product sold to foreign customers at U.S. ports.

Competition - Approximately 38% of the world SOP capacity is located in Europe, 7% in the United States and the remaining 55% in various other countries. The world capacity of SOP totals about 8.0 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile, Canada and Belgium. In addition, there is also some functional competition between SOP and other forms of potash. For exports into Asia, the Pacific Rim countries and Latin America, we compete on a global level with various other producers (see Item 1A, “Risk Factors — Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agricultural markets, and supply and demand imbalances for competing potash products can also impact the price of and demand for our products”).

OTHER

DeepStore is a records management business in the U.K. that utilizes certain excavated portions of our salt mine in Winsford, Cheshire for secure document storage.  In January 2007, DeepStore acquired Interactive Records Management Limited, a records management business with two locations in London, England.  At present, neither of these operations, individually or combined, has a significant share of the document storage market, nor are they material in comparison to our salt and specialty fertilizer segments.

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: “American Stockman®,” “FreezGard®,” “K-Life®,” “Nature’s Own®,” “ProSoft®,” “Safe Step®,” “Sifto®,” “Sure Soft®,” “Thawrox®,” “Winter Storm®,” “Organic K+®,” “Choice®,” and “Turf Blend®.”  No single patent, trademark or trade name is material to our business as a whole.
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

EMPLOYEES

As of December 31, 2009, we had 1,792 employees, of which 892 are employed in the United States, 738 in Canada and 162 in the United Kingdom. Approximately 30% of our U.S. workforce and approximately 50% of our global workforce is represented by labor unions. Of our ten material collective bargaining agreements, four will expire in 2010, three will expire in 2011, two will expire in 2012 and one will expire in 2013. Additionally, approximately 9% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be generally good.  See Item 1A. “Risk Factors – If we are unsuccessful in negotiating new collective bargaining agreements we may experience significant increases in the cost of labor or a disruption in our operations.”

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

PROPERTIES

We have leases for packaging and other facilities, which are not material to our business.  The table below sets forth our principal properties:

		Land and Related Surface Rights		Mineral Reserves
Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(1)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(2)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(2)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2016/2030(3)
Winsford, Cheshire, U.K.	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, England	Records management	Leased	2025	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2020	N/A	N/A

(1)	The Ogden lease renews on an annual basis.
(2)	Subject to our right of renewal through 2043.
(3)	Consists of two leases expiring in 2016 and 2030 subject to our right of renewal through 2037 and 2051, respectively.

With respect to each facility at which we extract salt, brine or SOP permits or licenses are obtained as needed in the normal course of business based on our mine plans and federal, state, provincial and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits to support historical rates of production.
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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

The following map shows the locations of our principal mineral extraction, packaging and document storage operating facilities:

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We produce and distribute crop and animal nutrients, salt and deicing products. These activities subject us to an evolving set of international, federal, state, provincial and local environmental, health and safety (“EHS”) laws that regulate, or propose to regulate: (i) product content; (ii) use of products by both us and our customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from our facilities; (vi) disposal, storage and management of hazardous and solid wastes; (vii) remediation of contamination at our facilities and third-party sites; and (viii) post-mining land reclamation. For new regulatory programs, it is difficult for us to ascertain future compliance obligations or estimate future costs until implementation of the regulations has been finalized and definitive regulatory interpretations have been adopted. We address regulatory requirements by making necessary modifications to our facilities and/or operating procedures.
We have expended, and anticipate that we will continue to expend, substantial financial and managerial resources to comply with EHS standards. We estimate that our 2010 EHS capital expenditures will total approximately $4.2 million. We expect that our estimated expenditures in 2010 for reclamation activities will be approximately $0.2 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2010 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it’s probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2009, we had recorded environmental accruals of $1.8 million.

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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

the expenditures that may be necessary to meet new requirements will not have a material adverse effect on our business, financial condition or results of operations.
In 2001, the Canadian government released a Priority Substances List Assessment Report for road salts. This report found that use of road salts may cause adverse effects to the environment. Based on this report, the Minister of Environment proposed regulating road salt under the Canadian Environmental Protection Act. Canada’s federal cabinet did not take final action with respect to this regulatory proposal. In lieu of any regulatory action, in 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for users of road salts. The Code of Practice requires large users of road salts across Canada develop salt management plans. On a provincial level, in the 2006–2007 Annual Report, the Environmental Commissioner of Ontario recommended, along with other items, the development of a comprehensive, mandatory, province-wide road salts management strategy.  We do not believe that these activities have had or will have a material direct effect on us, but further development of salt management plans and road salts management strategies could lead to changes in the application or amount of road salts used in Canada, particularly in Ontario.
Given the importance of road salts for traffic safety and the current lack of any practical substitute, we deem it unlikely that any guidelines or regulations would result in a complete ban on the use of road salts. As noted in the 2001 report, the use of road salts and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the 2001 report, we have endeavored to work more closely with the Canadian government as well as provinces and municipalities to better manage the storage and use of our road salts. We cannot predict whether road salts would be subject to future regulation. Standardized guidelines for the storage and use of road salts or any alternate deicing products may cause us to encounter reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, although we are not aware of any similar regulatory proposals governing road salts in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

Operating Requirements and Impacts
We hold numerous environmental and mining permits, water rights and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for extraction of salt and brine, discharges of process materials to air and surface water, and injection of brine and wastewater to subsurface wells. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. In addition, changes to environmental and mining regulations or permit requirements could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. See Item 1A, “Risk Factors - Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.  Additionally, our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with third parties and governmental entities.”
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

Remedial Activities
Remediation at Our Facilities - Many of our formerly owned and current facilities have been in operation for a number of years. Operations have historically involved the use and handling of regulated chemical substances, salt and by-products or process tailings by us and predecessor operators, which have resulted in soil, surface water and groundwater contamination.
At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” or state and provincial or United Kingdom laws governing cleanup or disposal of hazardous substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At still other locations, we have undertaken voluntary remediation, and have removed formerly used underground storage tanks. Expenditures for these known conditions currently are not expected, individually or in the aggregate, to be material. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites. In addition, in connection with the recapitalization through which Compass became a stand-alone entity, The Mosaic Company, a former owner of the Company, agreed to indemnify us against liabilities for certain known and unknown conditions at existing and former sites.
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

agricultural chemicals are present in the ground water in the vicinity of the Kenosha, Wisconsin plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. We have conducted ongoing investigations of the soils and ground water at the Kenosha site and continue to provide the findings to DATCP. DATCP, in conjunction with the Wisconsin Department of Natural Resources, will determine whether any further investigation or remediation is necessary, or whether no further action is required.  All investigations to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program, which would provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. We would also expect to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site if we do not receive a liability exemption and are required to conduct further investigation or remedial actions.

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

Risks Related to Our Business

Mining, manufacturing and distribution operations are subject to a variety of risks and hazards, which may not be covered by insurance.
The process of mining, manufacturing and distribution involves risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature.  Our rock salt mines are located near bodies of water and industrial operations.  These risks and hazards could lead to uncontrolled water intrusion or flooding or other events or circumstances, which could result in the complete loss of a mine or could otherwise result in damage or impairment to, or destruction of, mineral properties and production facilities, environmental damage, delays in mining and business interruption, and could result in personal injury or death.  Our products are converted into finished goods inventories of salt and specialty fertilizer products and are stored in various locations throughout North America.  These inventories may become impaired either through accidents or obsolescence.
Our salt mines located in Cote Blanche, Louisiana and Goderich, Ontario, Canada constitute approximately 75% of our total salt production capacity.  These underground salt mines supply substantially all of the salt product necessary to support almost all of our North American highway deicing product line and significant portions of our consumer and industrial salt products.  Although sales of our deicing products and profitability of the salt segment can vary from year to year due to weather variations in our markets, over the last three years, sales of highway deicing products have averaged approximately 40% of our consolidated sales.  An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations and cash flows.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities. A decision by a third-party or a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility.
Expansion of our existing operations is also predicated upon securing the necessary environmental or other permits, water rights or approvals, which we may not receive in a timely manner or at all.  Furthermore, many of our facilities are located on land leased from governmental authorities.  Expansion of these operations may require securing additional leases, which we may not obtain in a timely manner, or at all.  Our leases generally require us to continue mining in order to retain the lease, the loss of which could adversely affect our ability to mine the associated reserves.  In addition, our facilities are located near existing and proposed third-party industrial operations that could affect our ability to fully extract or the manner in which we extract the mineral deposits to which we have rights to mine.
We are currently working to expand our solar evaporation ponds at the Great Salt Lake, which requires both leases and permits by governmental authorities.  The permitting process is both lengthy and complicated.  We have obtained the leases for 40,000 acres and are seeking to acquire leases for an additional 35,000 acres.  We are currently involved in an environmental study and other activities, which are required to obtain the necessary leases and permits. Certain organizations have challenged the process for granting leases for this expansion project.  If we are unable to obtain all or a portion of the required leases and permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2009, capital expenditures related to this project were $3.5 million.
With respect to our solar evaporation ponds at the Great Salt Lake, in January 2010 we applied for modification to our existing State of Utah water discharge permit to include additional operating activities at that location.  These activities have been conducted for over a decade, and some activities much longer, and the State of Utah has been aware of the activities since they began. We have been in discussions with the State of Utah regarding these activities and have entered into a consent decree with the state.  Under this consent decree, we have agreed to suspend certain activities until the permitting process is complete and the State of Utah has agreed to expedite that process.  If the permit modification is significantly delayed or denied, it would require us to maintain and operate some of our solar evaporation ponds in a more costly manner which could have a material adverse effect on our cash flows and results of operations in the future.  An environmental group has issued a notice of its intent to file a lawsuit under the Clean Water Act for alleged unpermitted discharges and if filed, such a lawsuit could seek fines and injunctive relief.   Similar remedies could be sought through an administrative challenge to an issued permit.  The Company believes it is entitled to the modified permits.
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
In some instances, we have received access rights or easements from third parties, which allow for a more efficient operation than would exist without the access or easement.  We do not believe any action will be taken to suspend these accesses or easements.  However, no assurance can be made that a third-party will not take any action to suspend the access or easement nor that any such action would not be materially adverse to our results of operation or financial condition.

Mining is a capital-intensive business, and the inability to fund necessary capital expenditures in order to develop or expand our operations could have an adverse effect on our growth and profitability.
We intend to make significant capital expenditures over the next several years to expand our rock salt production capacity at our Goderich mine and our SOP production at our Great Salt Lake facility.  Capital expenditures required for these projects may increase due to factors beyond our control.  Although we currently finance most of our capital expenditures through cash provided by operations, we may depend on the availability of credit to fund future capital expenditures.  We could have difficulty finding or obtaining the financing required to fund our capital expenditures, which could limit our expansion ability or increase our debt service requirements, which could have a material adverse effect on our cash flows and profitability.
In addition, our credit agreement contains covenants including restrictions of the amount of capital expenditures in any one year.  We may pursue other financing arrangements, including leasing transactions as a method of financing our capital needs.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
In addition, winter weather events can be influenced by climate change, weather cycles and other natural events. Any prolonged change in weather patterns in our relevant geographic markets could impact demand for our deicing products.  Weather conditions that impact our highway deicing product line include temperature, levels of wintry precipitation, number of snowfall events and the potential for, and duration and timing of snowfall or icy conditions in our relevant geographic markets. Lower than expected sales during the winter season could have a material adverse effect on our results of operations and the price of our common stock.
Our SOP operating results are dependent in part upon conditions in the agriculture markets. The agricultural products business can be affected by a number of factors, the most important of which, for U.S. markets, are weather patterns, field conditions (particularly during periods of traditionally high crop nutrients application) and quantities of crop nutrients imported to and exported from North America. Additionally, our ability to produce SOP at our solar evaporation ponds is dependent upon sufficient lake water levels and arid summer weather conditions. Extended periods of precipitation or a prolonged lack of sunshine would hinder the evaporation rate and hence our production levels, which may result in lower sales volumes and higher unit production costs. Additionally, our ability to harvest minerals through our evaporation ponds could be negatively impacted by any prolonged change in weather patterns leading to changes in mountain snowfall that could result in changes in fresh water run-off and significant impacts on lake levels, or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake.

Customer expectations about future potash market prices, availability and agricultural economics as well as customer application rates can have a significant effect on the demand for our specialty fertilizer product, which can affect our sales volumes and prices.
When customers anticipate increased SOP selling prices or improving agricultural economics, they tend to accumulate inventories prior to the anticipated price increases, which may result in a delay in the realization of price increases for our products.  In addition, customers may delay their purchases when they anticipate future SOP selling prices may remain constant or decline, or when they anticipate declining agricultural economics, which may adversely affect our sales volumes and selling prices.  Customer expectations about availability of SOP can have similar effects on sales volumes and prices.
Growers are continually seeking to maximize their economic return, which may impact the application rates for potash products.  Growers’ decisions regarding the application rate for potash, including whether to forgo application altogether, may vary based upon many factors, including, crop and potash prices and nutrient levels in the soil.  Growers are more likely to increase application rates when crop prices are relatively high or when potash prices and soil nutrient levels are relatively low. Growers are more likely to reduce application rates or forgo application of potash when crop prices are relatively low and when potash prices and soil nutrient levels are relatively high.  This variability can materially impact our sales prices and volumes.

Our production process consumes large amounts of natural gas, steam and electricity.  Additionally, KCl is a raw material feedstock sometimes used to supplement our SOP solar harvest, produce some of our deicing products and sell for water conditioning applications.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 10% of our total production costs in 2009. Natural gas is a primary fuel source used in the evaporated salt production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures forward swap contracts. We have not entered into any long-term contracts for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. In addition, potential climate change regulations could result in higher production costs for energy, which may be passed on to us, in whole or in part.  A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas, steam or electricity to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We can use KCl as a raw material feedstock in our SOP production process to supplement our solar harvest. We also use KCl as an additive to some of our consumer deicing products and to sell for water conditioning applications.  We have purchased substantially all of our KCl under contracts where the pricing is typically determined by reference to a formula and has been favorable to market in recent years.  Large positive or negative fluctuations can occur to the price we pay for product without a corresponding change in sales price for our customers.  This could change the profitability of these products, which

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

could materially affect our results of operations and cash flows.  Consequently this could reduce the amount of blended deicing and water conditioning products available, which could adversely affect our results of operations and cash flows.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Transportation and handling costs tend to be a significant component of the total delivered cost of sales for our products, particularly salt due to its relatively low market cost. The high relative cost of transportation tends to favor manufacturers located close to the customer. We contract bulk shipping vessels, barges, trucking and rail services to move salt from our production facilities to the distribution outlets and customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months or more prior to having produced the salt for delivery to our customers.  A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates could impair our ability to deliver salt and specialty fertilizer economically to our markets and impair our ability to expand our markets.

Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture markets, and supply and demand imbalances for competing potash products can also impact the price of or demand for our products.
We encounter competition in all areas of our business. Competition in our product lines is based on a number of considerations, including product performance, transportation costs in salt distribution, brand reputation, price, quality of customer service and support. Customers for our products are attempting to reduce the number of vendors from which they purchase in order to increase their efficiency.  Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may have to adjust the prices of some of our products to stay competitive. We may not have sufficient resources to continue to make such investments or maintain our competitive position. Additionally, a significant portion of our specialty fertilizer business is dependent upon international sales, which accounted for approximately 23% of SOP sales volumes in 2009.  As such, we face intense global competition from both SOP and other potash producers and new competitors may enter the markets in which we sell into at any time.  Changes in potash competitors’ production or marketing focus, could have a material impact on our business.  Some of our competitors may have greater financial and other resources than we do.
KCl is the least expensive form of potash fertilizer based on the concentration of K2O and consequently, it is the most widely used potassium source for most crops.   SOP is utilized by growers for many high-value crops, especially crops for which low-chloride content fertilizers improve quality and yield.  Economic conditions for agricultural products can affect the type and amount of crops grown as well as the type of fertilizer product used.  Potash is a commodity and consequently, its market is highly competitive and affected by global supply and demand.  An over-supply of either type of potash product in the domestic or world-wide markets could unfavorably impact the sales prices we can charge for our specialty potash fertilizer, as a large price disparity between the potash products could cause growers to choose a less-expensive alternative.

Our business is dependent upon highly skilled personnel, and the loss of key personnel may have a material adverse effect on our results of operations.
The success of our business is dependent on our ability to attract and retain highly skilled managers and other personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the efficient operation of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our results of operations and could lead to higher labor costs or the use of less-qualified personnel. We do not currently maintain “key person” life insurance on any of our key employees.

If we are unsuccessful in negotiating new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.
Labor costs, including benefits, represent approximately 31% of our total production costs in 2009.  As of December 31, 2009, we had 1,792 employees, of which 892 are employed in the United States, 738 in Canada and 162 in the United Kingdom. Approximately 30% of our U.S. workforce and 50% of our global workforce is represented by labor unions. Of our ten material collective bargaining agreements, four will expire in 2010, three will expire in 2011, two will expire in 2012 and one will expire in 2013. Additionally, approximately 9% of our workforce is employed in Europe where trade union membership is common. Although we believe that our relations with our employees are generally good, as a result of general economic, financial, competitive, legislative, political and other factors beyond our control, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.  Additionally, our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities.
We are subject to numerous business, environmental, health and safety laws and regulations in the United States, Canada and Europe, including laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to soil, air and water with which we must comply to effectively operate our business.  Environmental laws and

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

regulations with which we currently comply may become more stringent and require material expenditures for continued compliance.  Environmental remediation laws such as CERCLA, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” (“PRPs”)) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, in the future we may incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.
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
We have also developed alternative mine uses. For example, we sold an excavated portion of our salt mine in the United Kingdom to a subsidiary of Veolia, a business with operations in the waste management industry.   That business is permitted by the jurisdictional environmental agency to dispose of certain stable types of hazardous waste in the area of the salt mine owned by them. We believe that the mine is stable and provides a secure disposal location separate from our mining and records management operations. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account during our planning process, and Veolia is required by U.K. statute to maintain adequate security for any potential closure obligation, it is possible that material expenditures could be required in the future to further reduce this risk or to remediate any future contamination.
Continued government and public emphasis on environmental issues, including climate change, can be expected to result in increased future investments for environmental controls at ongoing operations, which would be charged against income from future operations. The U.S. is currently considering legislation that would regulate greenhouse gas emissions and some form of federal climate change legislation is possible in the future and Canada has already committed to reducing greenhouse gas emissions.  Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations. For more information, see Item 1, “Business — Environmental, Health and Safety Matters.”
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K.  This product line represented approximately 47% of our annual sales in 2009.  We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents.  Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.

The Canadian government’s past proposal to regulate the use of road salt could have a material adverse effect on our business, including reduced sales and the incurrence of substantial costs and expenditures.
In 2001, the Canadian government released a Priority Substances List Assessment Report for road salts. This report found that use of road salts may cause adverse effects to the environment. Based on this report, the Minister of Environment proposed regulating road salt under the Canadian Environmental Protection Act. Canada’s federal cabinet did not take final action with respect to this regulatory proposal. In lieu of any regulatory action, in 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for users of road salts. The Code of Practice requires large users of road salts across Canada develop salt management plans. On a provincial level, in the 2006–2007 Annual Report, the Environmental Commissioner of Ontario recommended, along with other items, the development of a comprehensive, mandatory, province-wide road salts management strategy.  We do not believe that these activities have had or will have a material direct effect on us, but further development of salt management plans and road salts management strategies could lead to changes in the application or amount of road salts used in Canada, particularly in Ontario.
As noted in the 2001 report, the use of road salts and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the 2001 report, we have endeavored to work more closely with the Canadian government as well as

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

provinces and municipalities to better manage the storage and use of our road salts. We cannot predict whether road salts would be subject to future regulation. Standardized guidelines for the storage and use of road salts or any alternate deicing products may cause us to encounter reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, although we are not aware of any similar regulatory proposals governing road salts in either the United States or the United Kingdom, we cannot guarantee that such proposals will not arise.

Protection of proprietary technology — Our intellectual property may be misappropriated or subject to claims of infringement.
We protect our intellectual property rights primarily through a combination of patent, trademark, and trade secret protection. We have obtained patents on some of our products and processes, and from time to time we file new patent applications.  Our patents, which vary in duration, may not preclude others from selling competitive products or using similar production processes.  We cannot assure you that pending applications for protection of our intellectual property rights will be approved.  Many of our important brand names are registered as trademarks in the United States and foreign countries.  These registrations can be renewed if the trademark remains in use.  These trademark registrations may not prevent our competitors from using similar brand names.  We also rely on trade secret protection to guard confidential unpatented technology and when appropriate, we require that employees and third-party consultants or advisors enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure.  It is possible that our competitors could independently develop the same or similar technology or otherwise obtain access to our unpatented technology.  If we are unable to maintain the proprietary nature of our technologies, we may lose the competitive advantage provided by our intellectual property. As a result, our results of operations may be adversely affected.  Additionally, third parties may claim that our products infringe their patents or other proprietary rights and seek corresponding damages or injunctive relief.

Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.
Since we manufacture and sell our products primarily in the United States, Canada and the United Kingdom, our business is subject to risks associated with doing business internationally. Our sales outside the United States, as a percentage of our total sales, were 28% for the year ended December 31, 2009. Accordingly, our future results could be adversely affected by a variety of factors, including:

•	changes in foreign currency exchange rates;

•	exchange controls;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	changes in regulatory requirements.

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
In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates could have a material adverse effect on our financial condition or results of operations. We have experienced and expect to experience economic loss and a negative impact on earnings from time to time as a result of foreign currency exchange rate fluctuations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Effects of Currency Fluctuations and Inflation and Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk.”
Our overall success as a global business depends, in part, upon our ability to succeed in differing economic and political conditions. We cannot assure you that we will continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition adversely affected.
Our business strategy includes supplementing internal growth by pursuing acquisitions of complementary businesses. We may be unable to complete acquisitions on acceptable terms, identify suitable businesses to acquire or successfully integrate acquired businesses in the future. We compete with other potential buyers for the acquisition of other complementary businesses. These competition and regulatory considerations may result in fewer acquisition opportunities. If we cannot complete acquisitions, our growth may be limited and our financial condition may be adversely affected.

Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on our subsidiaries for cash flows.
As of December 31, 2009, Compass Minerals had $490.7 million of outstanding indebtedness, including $97.6 million of senior notes (“8% Senior Notes”) and approximately $393.1 million of borrowings under the two senior secured term loan facilities.  Our indebtedness could have important consequences, including the following:

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

Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to CMI for payment on our Senior Notes or to pay dividends on our capital stock. Accordingly, CMI’s ability to make payments on our Senior Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds to CMI from our subsidiaries, and our compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio. Furthermore, we must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  We cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

An increase in interest rates would have an adverse affect on our interest expense under our senior secured credit facilities.  Additionally, the restrictive covenants in the agreements governing our indebtedness may limit our ability to pursue our business strategies or may require accelerated payments on our debt.
We pay variable interest on our senior secured credit facilities based on LIBOR or the alternate base rate.  As of December 31, 2009, $150 million of our variable rate borrowings totaling $393.1 million has been hedged through interest rate swap agreements.  In both March and December 2010, $50 million of our interest rate swap agreements will expire and the related debt will no longer be hedged.  Consequently, significant increases in interest rates will adversely affect our cost of debt for the portion that has not been hedged.
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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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

Economic conditions and credit and capital markets could impair our ability to operate our business and implement our strategies.
The Company, our customers and suppliers depend on the availability of credit to operate.  The economic downturn has resulted in a tightening in the credit markets and has reduced the availability of credit to borrowers worldwide.  A prolonged economic downturn could adversely affect the cash flows of our customers (including state, provincial and other local governmental entities) and the availability of credit for all parties, including the Company.  Our customers may not be able to purchase our products or there may be delays in payment or nonpayment for delivered products, which would negatively impact our revenues, cash flows and profitability.
Our banks may become insolvent, which would jeopardize cash deposits in excess of the federally insured amounts as well as limit our access to credit.  In addition, we are subject to the risk that the counterparties to our interest rate swap and natural gas swap agreements may not be able to fulfill their obligations, which could impact our consolidated financial statements adversely.

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

Increases in costs of our defined benefit plans may reduce our profitability and cash flows.
The Company has a defined benefit pension plan for certain of its U.K. employees. This plan was closed to new participants in 1992 and future benefits ceased to accrue for the remaining active employee participants in the plan beginning in December 2008.  We may experience significant increases in costs as a result of economic factors, which are beyond our control.  Changes in returns on investments and discount rates used to calculate pension expense and the funded or underfunded balance in the plan may have an unfavorable impact on our costs and increase future funding contributions.

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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit annual dividends to $55 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.75x (actual ratio of 1.6x as of December 31, 2009) or if a default or event of default has occurred and is continuing under the facilities. The terms of our indenture may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indenture and we are restricted from paying any cash dividend in excess of $60 million on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock). We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

Shares eligible for future sale may adversely affect our common stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, of which 32,643,181 shares of common stock were outstanding and 825,574 shares of common stock were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units, and vesting of restricted stock units as of December 31, 2009. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our plant and properties is included in Item 1, “Business,” of this report.

ITEM 3.	LEGAL PROCEEDINGS

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, The Mosaic Company, a former owner of the Company, has agreed to indemnify us against certain legal matters.
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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2009.

Name	Age	Position
Angelo C. Brisimitzakis	51	President, Chief Executive Officer and Director
Ronald Bryan	57	Vice President and General Manager of Great Salt Lake Minerals and Compass Minerals U.K.
Gerald Bucan	46	Vice President and General Manager, Consumer and Industrial
Keith E. Clark	54	Vice President and General Manager, North American Highway
David J. Goadby	55	Vice President of Strategic Development
Rodney L. Underdown	43	Vice President, Chief Financial Officer, Treasurer and Secretary

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

Keith E. Clark has served as the Vice President and General Manager, North American Highway for CMP since January 2008.  Prior to this position, he served as General Manager, Consumer and Industrial for CMP since August 2004. He served as the Vice President and General Manager of CMG’s consumer and industrial business unit since August 1997, when North American Salt Company, a subsidiary of CMP, was under the management of Harris Chemical Group.

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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2009 and 2008:
	First	Second	Third	Fourth
2009
Low	$46.51	$47.62	$46.89	$59.25
High	64.30	58.74	61.62	69.87

2008
Low	$37.11	$62.22	$47.06	$39.89
High	62.60	85.61	80.60	59.96

HOLDERS

On February 17, 2010, the number of holders of record of our common stock was 34.

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
The Company paid quarterly dividends totaling $1.42 and $1.34 per share in 2009 and 2008, respectively. On February 5, 2010, our board of directors declared a quarterly cash dividend of $0.39 per share on our outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2009 of $0.355 per share. The dividend will be paid on March 15, 2010 to stockholders of record as of the close of business on March 1, 2010.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and accompanying notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2009		2008		2007		2006		2005

Statement of Operations Data(1):
Sales	$963.1		$1,167.7		$857.3		$660.7		$742.3
Shipping and handling cost	249.3		341.1		252.9		194.6		219.5
Product cost (2)	316.0		429.0		352.4		252.5		283.5
Depreciation, depletion and amortization (3)	43.7		41.4		40.0		40.5		43.6
Selling, general and administrative expenses	83.9		82.0		67.7		53.7		56.4
Operating earnings	270.2		274.2		144.3		119.4		142.9
Interest expense	25.8		41.6		54.6		53.7		61.6
Net earnings from continuing operations (4)	163.9		159.5		80.0		55.0		26.8
Net earnings from discontinued operations (1)	-		-		-		-		4.1
Net earnings available for common stock (5)	160.5		156.1		78.6		54.4		30.9
Share Data:
Weighted-average common shares outstanding (in thousands)(5):
Basic	32,574		32,407		32,248		32,003		31,472
Diluted	32,596		32,477		32,369		32,249		32,034
Net earnings from continuing operations per share:
Basic	$4.93		$4.82		$2.44		$1.70		$0.85
Diluted	4.92		4.81		2.43		1.69		0.84
Cash dividends declared per share	1.42		1.34		1.28		1.22		1.10
Balance Sheet Data (at year end):
Total cash and cash equivalents	$13.5		$34.6		$12.1		$7.4		$47.1
Total assets	1,003.8		822.6		820.0		715.5		750.3
Total debt	490.7		495.7		606.8		585.5		615.9
Other Financial Data:
Ratio of earnings to fixed charges (6)	9.08	x	5.88	x	2.32	x	2.18	x	1.66	x

(1)
On December 30, 2005, we sold our Weston Point, England evaporated salt business.  The results of those operations are classified as discontinued operations for 2005. The 2005 earnings from discontinued operations include a gain of $3.7 million ($4.6 million before tax) on the sale of those operations.

(2)	“Product cost” is presented exclusive of depreciation, depletion and amortization.
(3)
“Depreciation, depletion and amortization,” for purposes of this table, excludes amortization of deferred financing costs but includes expense related to discontinued operations of $3.6 million for 2005.

(4)
Net earnings from continuing operations for 2005 includes $32.2 million of pre-tax expenses related to the early retirement of debt and income tax expense of $4.1 million resulting from the decision to repatriate $70 million of qualified foreign earnings pursuant to the American Jobs Creation Act.

(5)
Weighted average common shares outstanding have been recast to include common shares outstanding based upon the two-class method of calculating earnings per share.  Accordingly, net earnings were allocated to participating securities of 704,000, 712,000, 564,000, 343,000 and 16,000 for 2009, 2008, 2007, 2006 and 2005, respectively. Participating securities include options and RSUs that receive non-forfeitable dividends.

(6)
For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense excluding amounts allocated to discontinued operations, including the amortization of deferred debt issuance costs and the interest component of our operating rents.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer and magnesium chloride.  We operate 11 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario and the largest salt mine in the United Kingdom in Winsford, Cheshire. Our products include salt and sulfate of potash, and we operate a records management business.  Salt consists of sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, and agricultural and industrial applications.  In addition, we are North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf.  We also provide records management services to businesses throughout the U.K.
Salt is indispensable and enormously versatile with more than 14,000 uses. In addition, there is an absence of cost-effective alternatives. As a result, our cash flows from salt are not materially impacted by economic cycles. We are among the lowest cost salt producers in our markets because our salt deposits are high grade and among the most extensive in the world, and because we use effective mining techniques and efficient production processes.   Because the highway deicing business accounts for nearly half of our annual sales, our business is seasonal and results will vary depending on the severity of the winter weather in our markets.
The severity of the winter seasons has varied considerably over the last three years.  During 2007, the winter weather in our markets was normal followed by very severe winter weather in 2008 and milder than normal winter weather in 2009.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, but it also impacts our inventory levels, which influence production volume, the resulting cost per ton, and ultimately our profit margins.
Our SOP plant is the largest SOP production facility in North America and one of only three natural solar SOP plants in the world.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where the crops and soil conditions favor the use of potassium nutrients with no chlorides present, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market, which is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity and government food, agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality tend to decline when alternative fertilizers are used. Beginning late in 2007 and throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply, which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and remained suppressed through 2009, as the broad agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices. Potassium chloride (“KCl”) market pricing thus declined throughout 2009 from prices experienced at the end of 2008, although pricing remained well above historical pricing levels.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above KCl market pricing, and the resulting average price of our SOP has fluctuated dramatically each quarter in 2008 and 2009.  We still expect SOP pricing to retain a premium to KCl.
We contract bulk shipping vessels, barge, trucking and rail services to move product from our production facilities to the distribution outlets and customers.  Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs led to an increase in our shipping and handling costs on a per ton basis through 2008.  However, declining oil-based fuel costs beginning late in 2008 and continuing through much of 2009 has contributed to lower shipping and handling costs on a per ton basis in 2009 when compared to 2008.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, a deicing and water conditioning agent and feed-stock, which can be used to make a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our supply contracts, though still below current market due to the annual price adjustment mechanism in these

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

contracts.  We cannot predict future changes in market prices for KCl, however our per ton costs to purchase KCl were moderately higher in 2009. We will, in all likelihood, significantly reduce or cease future KCl purchases under these supply contracts due to several factors including the expected future contract price of KCl, existing inventory levels, as well as the additional solar pond based production capacity gained from the Company’s SOP production capacity expansion project.
We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” adjusting for a normalized winter weather season and by improving our financing cost structure.  We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.  In the fourth quarter of 2007, we refinanced our 12¾% Senior Discount Notes with incremental borrowing under our Credit Agreement.  We also made early principal payments on our Term Loan during 2007, redeemed $90.0 million of our 12% Senior Subordinated Discount Notes in 2008 and refinanced approximately $90 million of our 12% Senior Subordinated Notes with 8% senior notes in 2009 to strengthen our financial condition.  In 2007 we acquired London-based Interactive Records Management Limited (“IRM”) to further develop our records management business and completed the replacement of an underground mill in our Goderich mine with a larger capacity mill.  In 2008, we completed the first phase of an expansion project at our Goderich rock salt mine, which increased our annual capacity by 750,000 tons, beginning in 2009.  The second phase of this expansion project, scheduled to partially come on-line during 2010 with full availability based upon our assessment of market need, is expected to ultimately increase that mine’s annual capacity to 9.0 million tons.  Also, in 2007, we began the initial phase of a multi-phased plan to strengthen our solar pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  These improvements are expected to increase our solar pond-based SOP production capacity progressively through 2011, and achieve approximately 100,000 additional tons annually from solar evaporation ponds by 2011.

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from our salt and specialty fertilizer segments for the years ended December 31, 2009, 2008 and 2007.  The results of operations of the consolidated records management business, including sales of $10.5 million for 2009, $11.5 million for 2008 and $10.5 million for 2007, are not material to our consolidated financial results and are not included in the following table.  The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this annual report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007
Salt Sales (in millions)
Salt sales	$825.8	$923.3	$710.7
Less: salt shipping and handling	239.6	318.3	232.9
Salt product sales	$586.2	$605.0	$477.8

Salt Sales Volumes (thousands of tons)
Highway deicing	9,608	12,237	10,373
Consumer and industrial	2,463	2,852	2,412
Total tons sold	12,071	15,089	12,785

Average Salt Sales Price (per ton)
Highway deicing	$46.64	$43.57	$38.97
Consumer and industrial	153.33	136.82	127.04
Combined	68.41	61.19	55.59

Specialty fertilizer ("SOP") sales (in millions)
SOP sales	$126.8	$232.9	$136.1
Less: SOP shipping and handling	9.7	22.8	20.0
SOP product sales	$117.1	$210.1	$116.1

SOP Sales Volumes (thousands of tons)	153	391	423
SOP Average Price (per ton)	$828	$596	$322

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Sales
Sales for the year ended December 31, 2009 of $963.1 million decreased $204.6 million, or 18% compared to $1,167.7 million for the year ended December 31, 2008.  Sales primarily include revenues from the sale of our products, which, in most instances, includes delivery to our customers, and revenues from our records management business. Product sales include sales less shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling fees were $249.3 million during the year ended December 31, 2009, a decrease of $91.8 million, or 27% compared to $341.1 million for the year ended December 31, 2008. Shipping and handling costs decreased due, in part, to lower sales volumes, which declined 21% for 2009 when compared to 2008.  In addition, the lower price of fuel and transportation services have decreased our average per unit cost of shipping and handling products to our customers by approximately 7% when compared to the unit costs in 2008.
Product sales for salt and specialty fertilizer for the year ended December 31, 2009 of $703.3 million decreased $111.8 million, or 14% compared to $815.1 million for 2008.  Salt product sales for the year ended December 31, 2009 of $586.2 million decreased $18.8 million, or 3% compared to $605.0 million in 2008 while specialty fertilizer product sales of $117.1 million decreased $93.0 million, or 44% compared to $210.1 million in 2008.
The $18.8 million decrease in salt product sales was due primarily to sales volume decreases offset by price improvements.  Overall, salt segment sales volumes in 2009 declined 3.0 million tons from 2008 levels, which decreased sales by approximately $116 million.  The milder than normal winter weather in our North American markets during 2009 compared to the more severe winter weather in our North American markets during 2008 led to lower sales volumes for highway, consumer and industrial deicing products. In addition, lower sales volumes related to consumer and industrial products due primarily to the Company’s focus on maximizing the value of its production, has led the Company to relinquish sales volume to some of its customers that generate lower sales per ton.  Lower rock salt sales volumes of non-seasonal chlor-alkali products due to weakness in the broader economy, also contributed to the sales decline.  In the U.K., we experienced more severe than normal winter weather, which resulted in higher U.K. sales volumes for 2009 when compared to 2008. Overall, higher realized salt prices contributed approximately $118 million to product sales.  In addition, the strength of the U.S. dollar in 2009 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, unfavorably impacted product sales by approximately $21 million.
The $93.0 million decrease in specialty fertilizer product sales in 2009 compared to 2008 resulted from lower sales volumes due to the ongoing effects of the uncertain economy on the agricultural industry, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices.  The lower sales volumes contributed approximately $118 million to the decline in product sales.  This decline was partially offset by price improvements in 2009, which yielded approximately $25 million in additional product sales, although the average selling price in the last half of 2009 declined when compared to the same period in 2008 as a result of the recent declines in market pricing for KCl and SOP fertilizers, which partially offset price improvements in the first half of 2009.

Gross Profit
Gross profit for the year ended December 31, 2009 of $354.1 million decreased $2.1 million, or less than 1% compared to $356.2 million for 2008.  As a percent of sales, gross margin was 37% in 2009 compared to 31% in 2008.  The gross margin for the SOP segment contributed approximately $42 million to the decline due primarily to lower sales volumes offset by higher average prices for 2009.  The gross margin for the salt segment partially offset the decline in SOP gross margin by contributing an increase of approximately $40 million due to price improvements combined with slightly lower average per unit shipping and handling costs, which were partially offset by lower sales volumes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2009 of $83.9 million increased $1.9 million, or 2% compared to $82.0 million in 2008, and increased from 7% to 9% as a percentage of sales. The increase in expense is primarily due to higher costs for professional services and investments in personnel to support ongoing growth and productivity initiatives.  These increases were partially offset by lower variable incentive compensation.

Interest Expense
Interest expense for the year ended December 31, 2009 of $25.8 million decreased $15.8 million compared to $41.6 million for 2008.  This decrease is primarily due to the early extinguishment of $90 million of the Company’s 12% Senior Subordinated Discount Notes during 2008, lower market interest rates on our unhedged floating-rate debt and the refinancing of approximately $90 million of the Company’s 12% Senior Subordinated Discount Notes with 8% Senior Notes in June 2009.

Other, Net
Other expense, net of $7.3 million for the year ended December 31, 2009 increased $1.7 million when compared to 2008.  Net foreign exchange losses were approximately $4.3 million higher in 2009 when compared to 2008.  This increase was partially offset by a decline in charges, which totaled $5.0 million and $6.5 million in 2009 and 2008, respectively, related to the redemption or refinancing of the 12% Senior Subordinated Discount Notes.  The 2009 charge includes call premiums and tender

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

and other fees of $4.1 million and the write-off of deferred financing costs of $0.9 million related to the refinancing of the Company’s 12% Senior Subordinated Notes with 8% Senior Notes.  The 2008 charge includes call premiums of $5.4 million and the write-off of $1.1 million in unamortized deferred finance costs related to the early extinguishment of $90 million of the Company’s 12% Senior Subordinated Discount Notes as discussed in Note 8 to the Consolidated Financial Statements. The increase in 2009 was also partially offset by a net increase in income attributable to interest income on cash and cash equivalents and changes in the non-qualified savings plans.

Income Tax Expense
Income tax expense for the year ended December 31, 2009 of $73.2 million increased $5.7 million compared to $67.5 million in 2008.  The 2009 income tax expense increased due primarily to higher pre-tax income in 2009 when compared to 2008. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal benefit), foreign income, mining and withholding taxes, net of U.S. deductions, changes in the expected utilization of previously reserved net operating loss carry-forwards and interest expense recognition differences for tax and financial reporting purposes.

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
Product sales for salt and specialty fertilizer products for the year ended December 31, 2008 of $815.1 million increased $221.2 million, or 37% compared to $593.9 million for 2007.  Salt product sales for the year ended December 31, 2008 of $605.0 million increased $127.2 million, or 27% compared to $477.8 million for the same period in 2007 while specialty fertilizer product sales of $210.1 million increased $94.0 million, or 81% compared to $116.1 million in 2007.
The $127.2 million increase in salt product sales was due primarily to sales volume increases and price improvements.  The severe winter weather in our North American markets during 2008 compared to the more normal winter weather of 2007 has led to higher 2008 sales volumes for highway deicing and consumer and industrial products, which was supplemented by higher sales volumes of non-seasonal consumer and industrial products.  Salt sales volumes in 2008 grew by 2.3 million tons or 18% over 2007 levels, which, when combined with the improved customer and product mix, increased sales by approximately $93 million.  Price improvements, net of higher shipping and handling, contributed approximately $39 million in additional product sales and were partially offset by the strengthening of the U.S. dollar during the latter half of 2008.  In the U.K., the 2007-2008 winter weather season was the second consecutive milder winter weather season.  However, we experienced a more severe than normal amount of winter weather precipitation in the U.K. in the fourth quarter of 2008, which resulted in higher U.K. sales volumes for 2008 when compared to 2007.
The $94.0 million increase in specialty fertilizer product sales in 2008 compared to 2007 resulted from improvements in price reflecting the strong demand and limited supply of potash products generally, both domestically and abroad.  Price improvements in 2008 yielded approximately $105 million of the increase in product sales.  This increase was partially offset by lower sales volumes in the fourth quarter reflecting the ongoing effects of the uncertain economy on the agricultural industry.  We continue to believe the market for fertilizer products has responded to economic factors, which have increased worldwide demand for crop nutrients, including the need for improved yields in locations with growing populations and less arable land per capita, and alternative crop uses.  Conditions such as these have affected the agricultural markets and the demand for all types of potash fertilizer products, including SOP.

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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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

Other, Net
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

Liquidity and Capital Resources

Overview
Over the last three years, the Company has undergone significant changes in order to strengthen its financial position.  We have replaced an existing underground rock salt mill in our Goderich, Ontario mine with a greater capacity mill, completed the first in a phased expansion program at the Goderich mine, which increased our annual available salt production capacity to 7.25 million tons at the mine at the end of 2008, and expanded our magnesium chloride production facility in Ogden, Utah.  The second phase of the Goderich mine expansion project, scheduled to come on-line during 2010 with full availability, dependent upon our estimate of market needs, is expected to ultimately increase that mine’s annual capacity to 9.0 million tons.  The second phase expansion project is expected to cost approximately $70 million and will include the purchase and installation of additional hoisting equipment, which will enable us to bring more mined, underground rock salt to the surface. In late 2007, we began the initial phase of a plan to strengthen our SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase includes modification and yield improvements to our existing solar evaporation ponds and increases in the processing capacity of our plant.  These improvements are expected to increase our solar pond-based SOP production capacity progressively through 2011, and achieve approximately 100,000 additional tons annually from solar evaporation ponds by 2011 at a total cost of approximately $40 million.  Management expects to fund these and other capital projects with cash generated from operations, future borrowing or through leasing arrangements.
As discussed in Note 2 to the Consolidated Financial Statements, during 2007 we acquired 100% of London-based Interactive Records Management Limited for $7.6 million to further expand our U.K. records management business.
As discussed in Note 8 to the Consolidated Financial Statements, in 2005 we entered into a senior secured credit agreement providing for term loan and revolving credit facility borrowings.  During 2007 we amended this agreement to provide additional borrowings under an incremental term loan.  Using this facility, we have been able to refinance higher-rate debt.  In the fourth quarter of 2007, we completed a tender offer and redeemed our 12¾% Senior Discount Notes, which were to become fully-accreted in December 2007, with subsequent accrued interest to be paid in cash.  Our 12% Senior Subordinated Discounts Notes became fully-accreted in May 2008 at an aggregate principal balance of $179.6 million with subsequent accrued interest paid in cash.  In 2008, we redeemed $90 million of our 12% Senior Subordinated Discount Notes with cash generated from operations.  In 2009, we refinanced the remaining approximately $90 million in outstanding 12% Senior Subordinated Discount Notes with 8% Senior Notes.
Historically, our cash flows from operating activities have generally been relatively predictable.  We have also been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

efficiently repatriate those funds to the U.S.  We have used cash generated from operations to meet our working capital needs, fund capital expenditures, pay dividends and repay our debt.
Principally due to the nature of our deicing business, our cash flows from operations are seasonal, with the majority of our cash flows from operations generated during the first half of the calendar year.  When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our $125 million revolving credit facility (“Revolving Credit Facility”). As our Revolving Credit Facility matures in December 2010, we are currently reviewing our borrowing options including, but not limited to, amending and extending the current Revolving Credit Facility or replacing the entire Credit Agreement.  If we amend the Revolving Credit Facility or replace the Credit Facility, we expect to obtain commercially reasonable market terms. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

For the year ended December 31, 2009
Cash generated by operating activities during the year ended December 31, 2009 was $118.9 million, a decrease of $135.2 million over the year ended December 31, 2008.  Receivable balances and current liabilities decreased $73.8 million, net during 2009 primarily reflecting the impact of winter weather variability on our operations.  In 2009, we used $146.9 million of cash flows to invest in inventories.  We elected to purchase KCl under our supply agreement and produce SOP in excess of the current, depressed demand to replenish previously depleted inventories, leverage our low-cost production methods and gain flexibility to service any possible surge during a potential rebound in demand.  These potash inventory strategies have resulted in a $57 million decline in cash flows from operations when compared to the prior year. Our use of cash flows for inventories was also due to the replenishment of depleted inventories during 2009 due to strong salt sales in the fourth quarter of 2008 as well as higher additional 2009 salt volumes needed to serve increased winter deicing bid volumes.  Cash payments for income taxes increased by approximately $26.1 million when compared to 2008, due to estimated tax payments related to higher pre-tax income in 2009.  Cash interest declined from $31.9 million in 2008 to $ 27.1 million in 2009 due to the refinancing of our 12¾% senior discount notes in the fourth quarter of 2007 with a lower-rate incremental term loan under our senior secured credit agreement, the early extinguishment of $90 million of our 12% Senior Subordinated Discount Notes in 2008 and lower interest rates on our unhedged floating-rate debt.
Net cash used in investing activities during 2009 totaled $98.9 million including $94.1 million of capital expenditures.  Our capital expenditures include $38.0 million for our Goderich mine expansion projects, to increase that mine’s annual production capacity, and activities to support the SOP evaporation plant expansion projects at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements. In addition, the Company acquired the assets of a salt packaging and depot handling facility in Minnesota for $3.6 million in the second quarter of 2009.
Cash flows used in financing activities of $53.3 million during 2009 reflect payments of $8.6 million on our Revolving Credit Facility to reduce our outstanding debt and $47.2 million for dividends to stockholders.  We also paid $4.1 million in call premiums and tender and other fees related to the refinancing of our 12% Senior Subordinated Discount Notes with 8% Senior Notes.

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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
As discussed in Note 2 to the Consolidated Financial Statements, in January 2007 we acquired all of the outstanding common stock of IRM for approximately $7.6 million in cash.  The agreement includes a contingent purchase price adjustment of up to approximately $2.0 million of additional consideration over two years depending on the level of revenues, as defined, generated by the business.  As of December 31, 2007, $0.2 million of consideration was accrued for payment in 2008 related to this contingent obligation.
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

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our Revolving Credit Facility or its equivalent, which may be amended or renegotiated before its December 2010 expiration.  We believe that our current banking syndicate is secure and believe we will have access to our entire Revolving Credit Facility until it is either amended or expires in December 2010.  We expect that ongoing requirements for debt service and capital expenditures will primarily be funded from these sources.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on our subsidiaries for cash flows.”  In June of 2009, we issued senior notes with an aggregate face amount of $100 million due in 2019, which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at a discount at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%. With the proceeds of the 8% Senior Notes, the Company redeemed $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company paid approximately $4.1 million in call premiums and tender and other fees, and paid $2.4 million of fees that were capitalized as deferred financing costs.  As discussed in Note 8 to the Consolidated Financial Statements, at December 31, 2009, we had $490.7 million of outstanding indebtedness consisting of $97.6 million 8% Senior Notes ($100 million at maturity) due 2019 and $393.1 million of borrowings outstanding under our Senior Secured Credit Agreement.  Borrowings under the Senior Secured Credit Agreement include $269.0 million of Term Loan borrowings, $124.1 million of Incremental Term Loan borrowings and no outstanding borrowings under the Revolving Credit Facility. Letters of credit totaling $9.9 million reduced available borrowing capacity to $115.1 million.  In 2010, we may borrow amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
In the fourth quarter of 2009, Canadian tax authorities issued a tax reassessment for years 2002-2004, which are under audit, challenging tax positions claimed by one of the Company’s Canadian subsidiaries.  We have disputed this reassessment and plan to continue to work through the appropriate authorities in Canada to resolve the dispute.  However, there is a reasonable possibility that the ultimate resolution of this dispute and any related disputes for other open tax years will be materially higher or lower than the amounts reserved.
In connection with the above dispute, customary local regulations have required us to post security of $36 million in the form of a $27 million performance bond and $9 million of cash (both submitted in early 2010), which when combined, represent the total amount in dispute, plus interest through the end of 2009.  Should open tax years subsequent to 2004 be audited and reassessed in a manner consistent with the 2002-2004 tax years disputed reassessment, we would likely be required by those same local regulations to post additional security in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities.
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
As of December 31, 2009, we had U.S. and Canadian federal NOL carry-forwards of approximately $22.0 million, which expire at various dates through 2028.  We also have tax-affected state and Canadian provincial NOL carry-forwards of

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

approximately $1.1 million, which will expire in various years through 2028.  We have reserved approximately $1.6 million with a valuation allowance for the federal and state loss carry-forwards that we do not believe we will be able to utilize prior to expiration.  Additionally, in connection with our 2007 acquisition of IRM, we acquired approximately $4.0 million of foreign NOL carry-forwards that we do not believe we will be able to utilize.  Accordingly, we also established a $1.1 million valuation allowance against the deferred tax assets related to these NOL carry-forwards.  Also, previously we established a $1.0 million valuation allowance for foreign interest deductions that we do not believe we will be able to utilize.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations.  Since the plan’s accumulated benefit obligations are in excess of the fair value of the plan’s assets (by approximately $15.0 million as of December 31, 2009), we may be required to use cash from operations above our historical levels to further fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2009, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial statements.

Our contractual cash obligations and commitments as of December 31, 2009 are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2010	2011	2012	2013	2014	Thereafter
Long-term Debt	$493.1	$4.1	$4.1	$384.9	$-	$-	$100.0
Interest (a)	97.7	15.5	15.5	15.4	8.0	8.0	35.3
Operating Leases (b)	55.9	10.1	7.5	6.1	4.4	3.4	24.4
Unconditional Purchase Obligations (c)	11.9	10.8	0.3	0.3	0.3	0.2	-
Estimated Future Pension Benefit Obligations (d)	70.6	2.5	2.6	2.7	2.8	2.9	57.1
Total Contractual Cash Obligations	$729.2	$43.0	$30.0	$409.4	$15.5	$14.5	$216.8

Other Commitments	Total	2010	2011	2012	2013	2014	Thereafter
Letters of Credit	$9.9	$9.9	$-	$-	$-	$-	$-
Performance Bonds (e)	71.1	71.1	-	-	-	-	-
Total Other Commitments	$81.0	$81.0	$-	$-	$-	$-	$-

(a)
Based on maintaining existing debt balances to maturity.  Interest on the Credit Agreement varies with LIBOR. The December 31, 2009 blended rate of 3.2%, including the applicable spread, was used for this calculation.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)
We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under a purchase contract with a supplier. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2009.

(d)	Note 7 to our consolidated financial statements provides additional information.
(e)
Note 10 to our consolidated financial statements provides additional information under Sales Contracts.  This amount does not include a $27 million performance bond entered into in 2010, related to a disputed tax reassessment.

Our ability to make scheduled payments of principal, to pay the interest on, or to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Revolving Credit Facility including any amended, renegotiated or replacement facility, will be adequate to meet our liquidity needs over the next 12 months.
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of December 31, 2009, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of CMP.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of the Company’s ongoing operating performance (“Adjusted EBITDA”), both non-GAAP financial measures to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net income.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate expected returns on potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items including costs to redeem our senior subordinated discount notes, refinancing costs and other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and on-going consequence of our operations.   We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2009	2008	2007
Net earnings	$163.9	$159.5	$80.0
Interest expense	25.8	41.6	54.6
Income tax expense	73.2	67.5	0.1
Depreciation, depletion and amortization	43.7	41.4	40.0
EBITDA	$306.6	$310.0	$174.7
Other non-operating expenses:
Tender and call premiums and fees paid to redeem debt	4.1	5.4	9.4
Write-off of unamortized deferred financing fees	0.9	1.1	1.6
Other (income) expense, net	2.3	(0.9)	(1.4)
Adjusted EBITDA	$313.9	$315.6	$184.3

During 2009, we refinanced our 12% Senior Subordinated Discount Notes with 8% Senior Notes.  During 2008, we redeemed $90 million of our 12% Senior Subordinated Discount Notes.  During 2007, we completed a tender offer and redeemed our 12¾% senior discount notes.  We expensed $0.9 million in 2009, $1.1 million in 2008 and $1.6 million in 2007 of deferred financing costs and expensed $4.1 million in 2009, $5.4 million in 2008 and $9.4 million in 2007 of call or tender premiums and related fees.  EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan totaling $(2.3) million, $0.9 million and $1.4 million for 2009, 2008 and 2007, respectively.

Management’s Discussion of Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the reporting date and the reported

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

amounts of revenue and expenses during the reporting period.  Actual results could vary from these estimates. We have identified the critical accounting policies and estimates that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Mineral Interests - As of December 31, 2009, we maintained $139.8 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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
As of December 31, 2009 we had $8.3 million of deferred tax assets relating to U.S. and foreign NOL carry-forwards and $10.0 million of alternative minimum tax credit carry-forwards that can be used to reduce our future tax liabilities.  However, after our analysis of the potential realization of our deferred tax assets at December 31, 2009, we concluded that a valuation allowance of $1.6 million was required related to our U.S. and foreign NOL carry-forwards because management believes they will not be realized.  In the future, if we determine, based on the existence of sufficient evidence, that more or less of our deferred tax assets are more-likely-than-not to be realized, an adjustment to the valuation allowance will be made in the period such a determination is made. The actual amount of the deferred tax assets realized could ultimately be materially different from those recorded, as impacted by changes in income tax laws and actual operating results that differ from forecasted amounts.
In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with applicable U.S. GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

Taxes on Foreign Earnings - Our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S.  Most of the amounts held outside the U.S. could be repatriated to the U.S., but would be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits or deductions.

U.K. Pension Plan - We have a defined benefit pension plan covering some of our current and former employees in the United Kingdom. The U.K. plan was closed to new participants in 1992. As we elected to freeze the plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select our actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, or to increase pension expense or our pension liability.  An adverse change of 25 basis points in our discount rate and return on plan assets assumptions, collectively, would cause an increase in our projected benefit obligation as of December 31, 2009 of $2.5 million and net periodic pension cost for 2010 of approximately $0.2 million, respectively.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

We set our discount rate for the U.K. plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over approximately the next 20 years.  Our funding policy has been to make the minimum annual contributions required by applicable regulations although special payments have been made during some years when changes in the business, which could reasonably impact the plan’s available assets or when special early-retirement payments or other inducements are made to pensioners. Contributions totaled $0.7 million, $2.3 million and $1.4 million during the years ended December 31, 2009, 2008 and 2007, respectively.  If supplemental benefits were approved and granted under the provisions of the Plan or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits.  See Note 7 to the consolidated financial statements for additional discussion of our pension plan.

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

Effects of Currency Fluctuations and Inflation

In addition to the United States, we conduct operations in Canada and the United Kingdom. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 28% of our 2009 sales in foreign currencies, and we incurred 30% of our 2009 total operating expenses in foreign currencies. Additionally, we have $236.2 million of net assets denominated in foreign currencies. The U.S. dollar weakened against these currencies from 2006 through the first half of 2008, which has had a positive impact on our total assets, sales and operating earnings. During the second half of 2008, the U.S. dollar strengthened, which negatively impacted total assets, sales and operating earnings reported in U.S. dollars during that period.  During 2009, the U.S. dollar weakened against these same currencies, which also had a positive impact on our reported assets, sales and operating earnings.  Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on the Company’s operations, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries in which we operate.

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

Recent Accounting Pronouncements

In June, 2009, the FASB issued the “FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” to establish the FASB Accounting Standards Codification (“Codification”) as the single source for authoritative nongovernmental U.S. GAAP. The Securities and Exchange Commission (“SEC”) rules and interpretive releases are also considered sources of authoritative GAAP.  This guidance supersedes all prior accounting and reporting standards issued by entities other than the SEC.  The Codification was effective for the Company in the third quarter of 2009 and did not have a material impact on its consolidated financial statements.

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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes.

Interest Rate Risk
As of December 31, 2009 we had $393.1 million of debt outstanding under our Term Loans, bearing interest at variable rates.  As described in Note 9 to the consolidated financial statements, we are a party to interest rate swap agreements to hedge the variability in interest rates relative to $150 million notional amount of our Term Loans and Incremental Term Loan, declining by $50 million in March 2010, $50 million in December 2010 with the remaining $50 million maturing in March 2011.  Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged.  Assuming no change in the amount of Term Loan or Revolver outstanding, a one hundred basis point increase in the average interest rate under these borrowings would increase the interest expense related to the unhedged portion of our variable rate debt by approximately $2.4 million based upon our debt outstanding as of December 31, 2009.  Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2009, a majority of the investments in the U.K. pension plan are in debt securities.  Changes in interest rates could impact the value of the investments in the pension plan.

Foreign Currency Risk
In addition to the United States, we conduct our business in Canada and the United Kingdom. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We will not engage in hedging for speculative investment purposes. Our historical results do not reflect any foreign currency exchange hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1A, “Risk Factors — Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and a negative impact on earnings.”
Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $3.2 million impact on operating earnings for the year ended December 31, 2009. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities
We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price swaps, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas, and we hedge up to approximately 90% of our expected natural gas usage.  Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences.  We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2009, the amount of natural gas hedged with derivative contracts totaled 5.2 million mmbtus, of which 2.7 million expire within one year and 2.5 million expire in years two and three.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2009 would have increased our cost of sales by approximately $0.2 million. Actual results will vary due to actual changes in market prices and consumption.
We are subject to increases and decreases in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. We may engage in hedging operations, including forward contracts, to reduce our exposure to changes in our transportation cost due to changes in the cost of fuel in the future. Due to the difficulty in meeting all of the requirements for hedge accounting under current U.S. GAAP, any such cash flow hedges of transportation costs would likely be accounted for by marking the hedges to market at each reporting period.  We will not engage in hedging for speculative investment purposes. Our historical results do not reflect any direct fuel hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce the risks associated with changes in our transportation costs.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2010

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc’s. internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009 of Compass Minerals International, Inc. and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2010

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Consolidated Balance Sheets
	December 31,
(In millions, except share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$13.5	$34.6
Receivables, less allowance for doubtful accounts of $2.5 in 2009 and 2008	167.5	210.4
Inventories	273.2	123.3
Deferred income taxes, net	17.7	12.5
Other	11.5	9.7
Total current assets	483.4	390.5
Property, plant and equipment, net	463.8	383.1
Intangible assets, net	19.7	20.4
Other	36.9	28.6
Total assets	$1,003.8	$822.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	95.7	98.9
Accrued expenses	46.7	57.5
Accrued salaries and wages	15.2	23.1
Income taxes payable	21.9	29.8
Accrued interest	1.0	2.1
Total current liabilities	184.6	215.5
Long-term debt, net of current portion	486.6	491.6
Deferred income taxes, net	55.0	21.6
Other noncurrent liabilities	54.5	29.4
Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock:
$0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	11.7	2.2
Treasury stock, at cost - 2,724,083 shares at December 31, 2009 and 2,929,654 shares at December 31, 2008	(5.2)	(5.6)
Retained earnings	185.0	68.3
Accumulated other comprehensive income (loss)	31.2	(0.8)
Total stockholders' equity	223.1	64.5
Total liabilities and stockholders' equity	$1,003.8	$822.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Consolidated Statements of Operations
	For the Year Ended December 31,
(In millions, except share data)	2009	2008	2007
Sales	$963.1	$1,167.7	$857.3
Shipping and handling cost	249.3	341.1	252.9
Product cost	359.7	470.4	392.4
Gross profit	354.1	356.2	212.0
Selling, general and administrative expenses	83.9	82.0	67.7
Operating earnings	270.2	274.2	144.3
Other expense:
Interest expense	25.8	41.6	54.6
Other, net	7.3	5.6	9.6
Earnings before income taxes	237.1	227.0	80.1
Income tax expense	73.2	67.5	0.1
Net earnings	$163.9	$159.5	$80.0
Basic net earnings per common share	$4.93	$4.82	$2.44
Diluted net earnings per common share	$4.92	$4.81	$2.43

Weighted-average common shares outstanding (in thousands):
Basic	32,574	32,407	32,248
Diluted	32,596	32,477	32,369
Cash dividends per share	$1.42	$1.34	$1.28

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Consolidated Statements of Stockholders' Equity (Deficit)
				Retained	Accumulated
		Additional		Earnings	Other
	Common	Paid In	Treasury	(Accumulated	Comprehensive
(In millions)	Stock	Capital	Stock	Deficit)	Income (Loss)	Total
Balance, December 31, 2006	$0.4	$0.3	$(6.2)	$(95.4)	$35.8	$(65.1)
Comprehensive income:
Net earnings				80.0		80.0
Change in unrealized pension costs, net of tax of ($1.8)					4.4	4.4
Unrealized loss on cash flow hedges, net of tax of $0.1					(0.2)	(0.2)
Cumulative translation adjustment					13.5	13.5
Comprehensive income						97.7
Dividends on common stock		(2.9)		(39.1)		(42.0)
Income tax benefits from equity awards		1.8				1.8
Stock options exercised		(0.1)	0.5			0.4
Stock-based compensation		2.6				2.6
Balance, December 31, 2007	0.4	1.7	(5.7)	(54.5)	53.5	(4.6)
Comprehensive income:
Net earnings				159.5		159.5
Change in unrealized pension costs, net of tax of ($0.6)					1.5	1.5
Unrealized loss on cash flow hedges, net of tax of $4.4					(7.1)	(7.1)
Cumulative translation adjustment					(48.7)	(48.7)
Comprehensive income						105.2
Dividends on common stock		(7.6)		(36.7)		(44.3)
Income tax benefits from equity awards		3.1				3.1
Stock options exercised		1.7	0.1			1.8
Stock-based compensation		3.3				3.3
Balance, December 31, 2008	0.4	2.2	(5.6)	68.3	(0.8)	64.5
Comprehensive income:
Net earnings				163.9		163.9
Change in unrealized pension costs, net of tax of $4.5					(11.6)	(11.6)
Unrealized loss on cash flow hedges, net of tax of $(3.5)					5.7	5.7
Cumulative translation adjustment					37.9	37.9
Comprehensive income						195.9
Dividends on common stock				(47.2)		(47.2)
Shares issued for restricted stock units, net of shares withheld for employee taxes		(1.1)				(1.1)
Income tax benefits from equity awards		3.2				3.2
Stock options exercised		2.9	0.4			3.3
Stock-based compensation		4.5				4.5
Balance, December 31, 2009	$0.4	$11.7	$(5.2)	$185.0	$31.2	$223.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(In millions)	2009	2008	2007
Cash flows from operating activities:
Net earnings	$163.9	$159.5	$80.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	43.7	41.4	40.0
Finance fee amortization	1.2	1.2	1.3
Loss on early extinguishment of long-term debt	5.0	6.5	11.0
Stock-based compensation	4.5	3.3	2.6
Accreted interest	-	8.5	30.4
Deferred income taxes	25.6	16.2	(0.3)
Other, net	1.6	(0.4)	1.2
Changes in operating assets and liabilities:
Receivables	44.0	(11.5)	(89.2)
Inventories	(146.9)	(5.7)	22.7
Other assets	1.0	(2.8)	0.4
Accounts payable, income taxes payable and accrued expenses	(30.1)	48.1	37.4
Other liabilities	5.4	(10.2)	(19.0)
Net cash provided by operating activities	118.9	254.1	118.5
Cash flows from investing activities:
Capital expenditures	(94.1)	(67.8)	(48.0)
Acquisition of a business	(3.6)	-	(7.6)
Other, net	(1.2)	1.1	(0.3)
Net cash used in investing activities	(98.9)	(66.7)	(55.9)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	97.5	-	127.0
Principal payments on long-term debt	(93.9)	(94.2)	(153.9)
Revolver activity, net	(8.6)	(23.3)	18.6
Tender and call premiums and fees paid to redeem debt	(4.1)	(5.4)	(9.4)
Dividends paid	(47.2)	(44.3)	(42.0)
Proceeds received from stock option exercises	3.3	1.8	0.4
Excess tax benefits from stock option exercises	3.2	3.1	1.8
Deferred financing costs	(2.4)	-	(1.6)
Other	(1.1)	-	-
Net cash used in financing activities	(53.3)	(162.3)	(59.1)
Effect of exchange rate changes on cash and cash equivalents	12.2	(2.6)	1.2
Net change in cash and cash equivalents	(21.1)	22.5	4.7
Cash and cash equivalents, beginning of the year	34.6	12.1	7.4
Cash and cash equivalents, end of year	$13.5	$34.6	$12.1
Supplemental cash flow information:
Interest paid	$27.1	$31.9	$28.0
Income taxes paid, net of refunds	52.6	26.5	17.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND FORMATION

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

a. Management Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) as included in the Accounting Standards Codification requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of Consolidation:
The Company’s consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly-owned domestic and foreign subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

c. Reclassifications:
The Company has made reclassifications of prior year balances in accounts payable and accrued expenses in its Consolidated Balance Sheets to more accurately reflect the nature of certain liabilities.  In addition, the Company has disaggregated certain prior year amounts in its Consolidated Statement of Stockholders’ Equity to conform to current year presentation.

d. Foreign Currency Translation
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss). Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other expense for the years ended December 31, 2009, 2008 and 2007, were $(3.8) million, $0.5 million and $0.1 million, respectively.

e. Revenue Recognition:
 The Company recognizes revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include amounts charged to customers for shipping and handling costs, which are expensed when the related product is sold.

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

g. Accounts Receivable and Allowance for Doubtful Accounts:
Receivables consist almost entirely of trade accounts receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. The Company determines the allowance based on historical write-off experience by business line. The Company reviews its past due account balances for collectibility and adjusts its allowance for doubtful accounts accordingly. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

h. Inventories:
 Inventories are stated at the lower of cost or market. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of our mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt, potassium chloride, magnesium chloride and specialty fertilizer products readily available for sale. All costs associated with the production of finished goods at our producing locations are captured as inventory costs. Additionally, since our products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

i. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property are capitalized.  Maintenance and repairs are expensed as incurred.  Upon retirement or disposition of an asset, any resulting gain or loss is included in operations.
Property, plant and equipment also includes mineral interests.  The Company leases probable mineral reserves at several of its extraction facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 87 years as of December 31, 2009.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 47 years as of December 31, 2009.
Buildings and structures are depreciated on a straight line basis over lives generally ranging from 10 to 30 years.  Portable buildings generally have shorter lives than permanent structures.  Leasehold and building improvements typically have shorter estimated lives of 5 to 40 years or lower based on the life of the lease to which the improvement relates.
The Company’s other fixed assets are amortized on a straight-line basis over their respective lives.  The following table summarizes the estimated useful lives of our property, plant and equipment:

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	5 to 40
Machinery and equipment – vehicles	3 to 10
Machinery and equipment – other mining and production	3 to 20
Office furniture and equipment	3 to 10
Mineral interests	20 to 99

The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with applicable U.S. GAAP however, retirement obligations are not material to the Company’s financial position, results of operations or cash flows.
To review for possible impairments, the Company uses methodology prescribed in U.S. GAAP. The Company reviews long-lived assets and the related mineral reserves for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

j. Intangible Assets:
The Company follows the accounting rules for intangible assets as set forth in U.S. GAAP. Under these rules, intangible assets deemed to have finite lives are amortized over their estimated useful lives which, for CMP, range from 3 to 25 years.  The Company reviews its intangible assets for impairment when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.

k. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $7.4 million and $7.2 million as of December 31, 2009 and 2008 net of accumulated amortization of $3.1 million and $3.4 million as of December 31, 2009 and 2008, respectively. In connection with the partial redemption of its 12% Senior Subordinated Discount Notes due 2013, the Company wrote off $1.1 million of its

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

net unamortized deferred financing fees, which have been included in Other, net in the Consolidated Statements of Operations for 2008.  In connection with the refinancing of the 12% Senior Subordinated Discount Notes with 8% senior notes, the Company wrote off $0.9 million of the Company’s unamortized deferred financing costs related to the 12% Senior Subordinated Discount Notes, which have been included in Other, net in the Consolidated Statements of Operations for 2009 and capitalized approximately $2.4 million in deferred financing costs related to the 8% Senior Notes. Deferred financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.
Certain inventories of spare parts and related inventory of approximately $9.5 million and $7.3 million at December 31, 2009 and 2008, respectively, which will be utilized with respect to long-lived assets, have been classified in the Consolidated Balance Sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 7.  As of December 31, 2009 and 2008, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $5.5 million and $3.7 million, respectively, were included in other noncurrent assets on the Consolidated Balance Sheets.  The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other (income) expense, net in the Consolidated Statements of Operations.

l. Income Taxes:
 The Company accounts for income taxes using the liability method in accordance with the provisions of U.S. GAAP. Under the liability method, deferred taxes are determined based on the differences between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company’s foreign subsidiaries file separate company returns in their respective jurisdictions.
The Company recognizes potential liabilities in accordance with applicable U.S. GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Any penalties and interest that are accrued on the Company’s uncertain tax positions are included as a component of income tax expense.
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

m. Environmental Costs:
 Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $1.8 million as of December 31, 2009 and 2008.

n. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of CMP, whereby stock options and restricted stock units are available for grant to employees of, consultants to, or directors of CMP. See Note 11 for additional discussion.

o. Earnings per Share:
As required, the Company has adopted guidance related to determining whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities based upon their rights to receive dividends.  Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average number of outstanding common shares during the period.  Diluted earnings per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two class method for calculating the weighed-average number of outstanding common shares.  The treasury stock method is calculated assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock.  In addition, the guidance requires retrospective presentation of prior periods.  Prior to its adoption, the Company had included participating securities in both its basic and diluted weighted shares outstanding and calculated diluted earnings per share using the treasury stock method.  The adoption of this guidance had no material impact on the Company’s Consolidated Financial Statements.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

p. Derivatives:
The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of its risk of changes in natural gas prices through the use of derivative agreements. The Company also uses interest rate swap agreements to hedge the variability of a portion of its future interest payments on its variable rate debt. The Company accounts for derivative financial instruments in accordance with applicable U.S. GAAP, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment initially and on an on-going basis. The Company does not engage in trading activities with its financial instruments.

q. Business Acquisitions:
In January 2007, through DeepStore, the Company acquired all of the outstanding common stock of London-based Interactive Records Management Limited (IRM) for approximately $7.6 million in cash with a contingent purchase price adjustment providing up to approximately $2.0 million of additional consideration over two years.  The Company accrued $0.2 million in 2007, which was subsequently paid in 2008 related to the contingency agreement.  The net assets acquired consist of assets valued at $9.4 million and assumed liabilities of $1.6 million.

r. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern United States, and throughout Canada and the United Kingdom.  The Company’s specialty fertilizer products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2009, or more than 10% of accounts receivable at December 31, 2009 or 2008.

s. Recent Accounting Pronouncements:
In June, 2009, the FASB issued the “FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” to establish the FASB Accounting Standards Codification (“Codification”) as the single source for authoritative nongovernmental U.S. GAAP. The Securities and Exchange Commission (“SEC”) rules and interpretive releases are also considered sources of authoritative GAAP.  This guidance supersedes all prior accounting and reporting standards issued by entities other than the SEC.  The Codification was effective for the Company in the third quarter of 2009 and did not have a material impact on its consolidated financial statements.

3.	INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2009	2008
Finished goods	$213.8	$94.1
Raw materials and supplies	59.4	29.2
Total inventories	$273.2	$123.3

4.	PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2009	2008
Land, buildings and structures and leasehold improvements	$213.8	$190.2
Machinery and equipment	441.5	381.6
Office furniture and equipment	20.6	17.7
Mineral interests	174.5	164.3
Construction in progress	68.8	36.5
	919.2	790.3
Less accumulated depreciation and depletion	(455.4)	(407.2)
Property, plant and equipment, net	$463.8	$383.1

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

5.	INTANGIBLE ASSETS

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships acquired in connection with the 2007 purchase of IRM.  The SOP production rights and customer relationships are being amortized over 25 years and 7 years, respectively.  The weighted average amortization period for all intangibles is approximately 23 years.  None of the intangible assets has a residual value.  Aggregate amortization expense was $1.2 million during 2009 and $1.3 million in 2008 and $1.1 million in 2007 and is projected to be approximately $1.2 million per year over the next five years.  The intangible asset value and accumulated amortization as of December 31, 2009 are as follows (in millions):

	SOP Production Rights	Customer Relationships	Total
Intangible assets	$24.3	$2.3	$26.6
Accumulated amortization	(5.9)	(1.0)	(6.9)
Intangible assets, net	$18.4	$1.3	$19.7

As of December 31, 2008, intangible assets included SOP production rights and a related customer list valued at $24.3 million and $1.8 million, respectively, with accumulated amortization of $5.0 million and $0.7 million, respectively.

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

The following table summarizes the Company’s income tax provision (benefit) related to earnings for the years ended December 31 (in millions):

	2009	2008	2007
Current:
Federal	$22.1	$25.3	$(6.5)
State	5.6	5.8	-
Foreign	19.9	20.2	6.9
Total current	47.6	51.3	0.4
Deferred:
Federal	23.2	10.1	5.3
State	5.8	2.6	1.0
Foreign	(3.4)	3.5	(6.6)
Total deferred	25.6	16.2	(0.3)
Total provision for income taxes	$73.2	$67.5	$0.1

The Company’s 2007 tax provision includes tax benefits totaling approximately $18.1 million related to items unique to 2007.  In 2007, the Company entered into a program with a taxing authority to begin the process of resolving an uncertain tax position.  Communications with the taxing authority caused the Company to change its assessment of the measurement of uncertain tax positions resulting in the reversal of tax reserves.  The Company also released reserves following the closure of certain tax examination years.  The Company’s 2007 provision also includes benefits totaling $1.0 million to reduce net deferred tax liabilities for the effects of income tax rate reductions in certain jurisdictions.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2009	2008	2007
Domestic income	$197.0	$169.5	$50.8
Foreign income	40.1	57.5	29.3
Earnings before income taxes	237.1	227.0	80.1
Computed tax at the U.S. federal statutory rate of 35%	83.0	79.4	28.0
Foreign income, mining, and withholding taxes, net of U.S. federal deduction	1.0	1.5	3.5
Percentage depletion in excess of basis	(8.1)	(12.5)	(7.2)
Release of previously established foreign tax reserves	-	-	(13.0)
Domestic tax reserves, net of reversals	(2.1)	(2.4)	(4.9)
State income taxes, net of federal income tax benefit	7.7	6.2	0.5
Change in valuation allowance on deferred tax assets	0.3	0.4	0.2
Interest expense recognition differences	(6.1)	(6.3)	(4.5)
Other	(2.5)	1.2	(2.5)
Provision for income taxes	$73.2	$67.5	$0.1
Effective tax rate	31%	30%	0%

Under U.S. GAAP, deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax law, of temporary differences between the values of assets and liabilities recorded for financial reporting and tax purposes, and of net operating losses and other carry-forwards. The significant components of the Company’s deferred tax assets and liabilities were as follows at December 31 (in millions):

	2009	2008
Current deferred tax assets:
Alternative minimum tax credit carryforwards	$6.3	$2.4
Accrued expenses	3.2	1.7
Other, net	8.2	8.4
Current deferred tax assets	$17.7	$12.5
Non-current deferred taxes:
Property, plant and equipment	$72.8	$66.6
Total noncurrent deferred tax liabilities	72.8	66.6
Deferred tax assets:
Net operating loss carryforwards	8.3	11.0
Alternative minimum tax credit carryforwards	3.7	16.9
Interest on discount notes	-	13.5
Other, net	9.5	7.3
Subtotal	21.5	48.7
Valuation allowance	(3.7)	(3.7)
Total non-current deferred tax assets	17.8	45.0
Net non-current deferred tax liabilities	$55.0	$21.6

At December 31, 2009, the Company had U.S. and Canadian federal net operating loss (“NOL”) carry-forwards of approximately $22.0 million, which expire at various dates through 2028. Ownership changes, as defined in Internal Revenue Code Section 382, limit the amount of U.S. NOLs that can be utilized annually to offset future taxable income and reduce the tax liability.  The Company has previously incurred three ownership changes, which has placed annual limitations on the amount of utilization of each U.S. NOL. The Company also has tax-affected state and Canadian provincial NOL carry-forwards of approximately $1.1 million, which will expire in various years through 2028, and, in connection with its 2007 acquisition of IRM, the Company acquired approximately $4.0 million of foreign NOL carryforwards with no expiration date.  The Company also has a U.S. federal alternative minimum tax credit carry-forward at December 31, 2009 of approximately $10.0 million. This credit carry-forward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to net operating loss carryforwards that it does not believe will, more likely than not, be realized. As of December 31, 2009 and 2008, the Company’s

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

valuation allowance was $3.7 million. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in multiple jurisdictions. The Company recognizes potential liabilities for unrecognized tax benefits in the U.S. and other tax jurisdictions in accordance with applicable U.S. GAAP, which requires uncertain tax positions to be recognized only if they are more likely than not to be upheld based on their technical merits.  The measurement of the uncertain tax position is based on the largest benefit amount that is more likely than not (determined on a cumulative probability basis) to be realized upon settlement of the matter. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense may result.
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $6 million in the next twelve months largely as a result of resolution with various taxing authorities.  The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2009	2008
Unrecognized tax benefits:
Balance at January 1	$18.1	$25.7
Additions resulting from current year tax positions	2.2	0.7
Additions relating to tax positions taken in prior years	3.1	2.4
Reductions due to cash payments	-	(2.2)
Reductions relating to tax positions taken in prior years	(0.1)	(4.1)
Reductions due to expiration of tax years	-	(4.4)
Balance at December 31	$23.3	$18.1

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision.   During the years ended December 31, 2009, 2008 and 2007, the Company accrued interest and penalties, net of reversals, of $1.2 million, $1.0 million and $(4.8) million, respectively.  As of December 31, 2009 and 2008, accrued interest and penalties included in the Consolidated Balance Sheets totaled $5.9 million and $4.0 million, respectively.
The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the United States.  No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2009, 2008 and 2007.  Total undistributed earnings on which no U.S. federal income tax has been provided were $174.7 million at December 31, 2009.  If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.
In the fourth quarter of 2009, Canadian tax authorities issued a tax reassessment for years 2002-2004, which are under audit, challenging tax positions claimed by one of the Company’s Canadian subsidiaries.  The Company has disputed this reassessment and plans to continue to work through the appropriate authorities in Canada to resolve the dispute.  However, there is a reasonable possibility that the ultimate resolution of this dispute and any related disputes for other open tax years will be materially higher or lower than the amounts reserved.
In connection with the above dispute, customary local regulations have required us to post security of $36 million in the form of a $27 million performance bond and $9 million of cash (both submitted in early 2010), which when combined, represent the total amount in dispute, plus interest through the end of 2009.  Should open tax years subsequent to 2004 be audited and reassessed in a manner consistent with the 2002-2004 tax years disputed reassessment, the Company would likely be required by those same local regulations to post additional security in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities.

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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

The Company’s U.K. investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities.  The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio, and that approximately 25% be invested in debt securities.  Investment strategies and portfolio allocations are based on the plan’s benefit obligations and funded or underfunded status, expected returns and the Company’s portfolio guidelines and are monitored on a regular basis.  In early September 2008, the Company elected to move the plan’s investments into debt securities while it evaluated the investment climate.  The Company expects to return to a greater percentage of equity securities in the future as, in management’s judgment, conditions warrant.  The weighted-average asset allocations by asset category are as follows (in millions):

	Plan Assets at December 31,
Asset Category	2009	2008
Cash and cash equivalents	23%	-
Equity Securities	-	-
Debt Securities	77	100%
Total	100%	100%

The fair value of our pension plan assets at December 31, 2009 by asset category are as follows:

	Market Value at December 31, 2009	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$12.8	$12.8	$-	$-
Debt securities(b)
U.K. Treasuries	24.1	24.1	-	-
Corporate bonds	18.7	18.7	-	-
Total Pension Assets	$55.6	$55.6	$-	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes.  The funds are valued using the bid values to value each fund.  The Company does not believe there is any concentration risk within this asset category.

As of December 31, 2009 and 2008, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $15.3 million and $3.7 million, respectively.
The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2009	2008	2007
Discount rate	5.70%	5.80%	5.80%
Expected return on plan assets	6.55	6.00	7.00
Rate of compensation increase	N/A	N/A	3.30

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator.  Management expects total contributions during 2010 will be approximately $0.7 million.  In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions, in the judgment of management.
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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

Calendar Year	Future Expected Benefit Payments
2010	$2.5
2011	2.6
2012	2.7
2013	2.8
2014	2.9
2015 – 2019	13.3

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans, based on a December 31 measurement date in 2009 and 2008, as of December 31 (in millions):

	2009	2008
Change in benefit obligation:
Benefit obligation as of January 1	$56.1	$80.5
Service cost	-	0.5
Interest cost	3.3	4.4
Actuarial (gain) or loss	9.6	(5.4)
Benefits paid	(4.9)	(3.5)
Currency fluctuation adjustment	6.5	(20.6)
Employee contributions	-	0.2
Benefit obligation as of December 31	70.6	56.1
Change in plan assets:
Fair value as of January 1	53.9	75.0
Actual return	(1.9)	(0.5)
Company contributions	2.7	2.3
Currency fluctuation adjustment	5.8	(19.6)
Benefits paid	(4.9)	(3.5)
Employee contributions	-	0.2
Fair value of plan assets as of December 31	55.6	53.9
Underfunded status of the plans	$(15.0)	$(2.2)

The underfunded status of the plan for the defined pension plan, which was recorded in the Consolidated Balance Sheets included $0.8 million in accrued expenses and $14.2 million in noncurrent liabilities in 2009 and $2.2 million in accrued expenses in 2008. The accumulated benefit obligation for the defined benefit pension plan was $70.6 million and $56.1 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation is in excess of the plan’s assets.  The components of net pension expense were as follows for the years ended December 31 (in millions):

	2009	2008	2007
Service cost for benefits earned during the year	$-	$0.5	$0.8
Interest cost on projected benefit obligation	3.3	4.4	4.3
Termination benefits	-	-	0.6
Expected return on plan assets	(3.4)	(4.8)	(4.9)
Net amortization	-	-	0.5
Other	-	-	0.1
Net pension expense	$(0.1)	$0.1	$1.4

The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance.  Expense attributable to all Savings Plans was $6.2 million, $10.1 million and $5.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The Savings Plans include a non-qualified plan for certain of its executive officers and key employees who are limited in their ability to participate in qualified plans due to existing regulations.  These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions as if the limitations imposed by current U.S. regulations for qualified plans were not in place.  The Company’s matching contributions are based on a

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

percentage of their deferred salary, profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications.  Although not required to do so, the Company actually invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications.  As of December 31, 2009 and 2008, investments in marketable securities totaling $5.5 million and $3.7 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities on the Consolidated Balance Sheets.  Compensation expense (reduction) recorded for this plan totaled $1.6 million, $(1.3) million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively, including amounts attributable to investment income (loss) of $1.0 million, $(1.5) million and $0.3 million, respectively, which is included in Other, net on the Consolidated Statements of Operations.

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
The Term Loan and Incremental Term Loan are due in quarterly installments of principal and interest and mature in December 2012. The scheduled principal payments total $4.1 million annually but the loans may be prepaid proportionately at any time without penalty. The $125 million Revolving Credit Facility matures in December 2010 and may be amended or renegotiated before its expiration. Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolver includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2009, there were no borrowings outstanding under the Revolving Credit Facility, and after deducting outstanding letters of credit totaling $9.9 million, the Company’s borrowing availability was $115.1 million.  The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio.  Bank fees are not material.
Interest on the Credit Agreement is variable, based on either the Eurodollar Rate (LIBOR) or a Base Rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent on upon the Company’s leverage ratio. As of December 31, 2009, the weighted average interest rate on all borrowings outstanding under the Credit Agreement was 2.0%.
The Company has interest rate swap agreements to effectively fix the interest rate on a combined $150 million of its Term Loan and Incremental Term Loan at a weighted average rate, including the applicable spread, of 6.4%. These swaps are discussed further in Note 9.
In October 2007, the Company used the proceeds of its Incremental Term Loan and completed a tender offer to redeem $120.0 million face amount of its 12¾% Senior Discount Notes due 2012 with an accreted value of $118.0 million for $126.9 million, including a consent payment.  In December 2007, the Company called the remaining $3.5 million of these notes for $3.7 million.  The $9.4 million premium paid for these redemptions and the write-off of $1.6 million of remaining unamortized deferred financing fees is included in Other, net in the Consolidated Statements of Operations for 2007.
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
In June of 2009, the Company issued senior notes (8% Senior Notes) with an aggregate face amount of $100 million due in 2019, which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at a discount at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%. With the proceeds of the 8% Senior Notes, the Company redeemed the remaining $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company paid approximately $4.1 million in call premiums and tender and other fees, and paid $2.4 million of fees that were capitalized as deferred financing costs.
The Credit Agreement and the indenture governing the 8% Senior Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies.  The Credit Agreement is secured by all existing and future assets of the Company’s subsidiaries. Additionally, it requires the Company to maintain certain financial ratios including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2009, the Company was in compliance with each of its covenants.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

The notes in the table below are listed in order of subordination with all notes subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2009	2008
Revolving Credit Facility due 2010	$-	$8.7
Term Loan due 2012	269.0	271.8
Incremental Term Loan due 2012	124.1	125.4
8% Senior Notes due 2019	97.6	-
12% Subordinated Discount Notes due 2013	-	89.8
	490.7	495.7
Less current portion	(4.1)	(4.1)
Long-term debt	$486.6	$491.6

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt
Maturity
2010	$4.1
2011	4.1
2012	384.9
2013	-
2014	-
Thereafter	100.0
Total	$493.1

9.	DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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
As required, the Company adopted new guidance related to disclosures about derivative instruments and hedging activities effective with the first quarter of 2009.  This guidance requires holders of derivative instruments to provide qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses from derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Cash Flow Hedges
As of December 31, 2009, the Company has entered into natural gas derivative instruments and interest rate swap agreements. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of December 31, 2009 and 2008 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.
Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of December 31, 2009, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2012.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

forecasted natural gas usage.  The Company may hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2009 and 2008, the Company had agreements in place to hedge forecasted natural gas purchases of 5.2 and 4.7 million mmbtus, respectively.
As of December 31, 2009, the Company had $393.1 million of borrowings under its senior secured credit agreement (“Credit Agreement”), which are subject to a floating rate.  The Company has $150 million of interest rate swap agreements in place to hedge the variability of future interest payments.  The notional amount of the swaps decreases by $50 million in March 2010, $50 million in December 2010 with the final $50 million reduction occurring in March 2011.  As of December 31, 2009, the interest rate swap agreements effectively fix the weighted average LIBOR-based portion of its interest rate on a portion of its debt at 4.8%, thereby reducing the impact of interest rate changes on future interest cash flows and expense.
As of December 31, 2009, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $1.3 million and $4.7 million of net losses on derivative instruments related to its natural gas and interest rate hedges, respectively.
The following table presents the fair value of the Company’s hedged items as of December 31, 2009 (in thousands):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	December 31, 2009	Balance Sheet Location	December 31, 2009

Interest rate contracts	Other current assets	$-	Accrued expenses	$5.0
Commodity contracts	Other current assets	1.0	Accrued expenses	2.2
Commodity contracts	Other assets	-	Other noncurrent liabilities	1.3
Total derviatives designated as hedging instruments		$1.0		$8.5

(a) The Company has interest rate swap agreements with three counterparties, one of which holds approximately 70% of the interest rate swaps outstanding.  In addition, the Company has commodity hedge agreements with three counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are payable to one counterparty.  The amount recorded as an asset is due from two counterparties.

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the twelve months ended December 31, 2009 (in thousands):

		Twelve Months Ended December 31, 2009
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$2.4	$(6.3)
Commodity contracts	Product cost	4.8	(10.1)
Total		$7.2	$(16.4)

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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present in the ground water in the vicinity of the Kenosha, Wisconsin plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The Company has conducted ongoing investigations of the soils and ground water at the Kenosha site and continue to provide the findings to DATCP. DATCP, in conjunction with the Wisconsin Department of Natural Resources (“DNR”), will determine whether any further investigation or remediation is necessary, or whether no further action is required.  All investigations to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program, which would provide for reimbursement of some of the costs. None of the identified contaminants have been used in association with Compass Minerals site operations. The Company would also expect to seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soils at this site if it does not receive a liability exemption and is required to conduct further investigation or remedial actions.
The Company does not believe that these actions will have a material adverse financial effect on the Company. Furthermore, while any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim, which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.
Approximately 30% of our U.S. workforce and approximately 50% of our global workforce is represented by labor unions. Of our ten material collective bargaining agreements, four will expire in 2010 (representing approximately 17% of its total workforce), three will expire in 2011, two will expire in 2012 and one will expire in 2013. Additionally, approximately 9% of our workforce is employed in Europe where trade union membership is common. The Company considers its labor relations to be generally good.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. In addition, the Company has entered into a master lease agreement with a bank to provide financing for equipment up to a total of $20 million.  The agreement expires in 2010 but may be extended, in full or in part.  Leases under this agreement have 5-year lease terms.  The aggregate future minimum annual rentals under lease arrangements as of December 31, 2009 are as follows (in millions):

Operating
Leases
2010	$10.1
2011	7.5
2012	6.1
2013	4.4
2014	3.4
Thereafter	24.4
Total	$55.9

Rental expense, net of sublease income, was $13.4 million for the year ended December 31, 2009 and $11.8 million for 2008 and $10.0 million for 2007, respectively.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company.  Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  Royalty expense related to these leases was $8.6 million, $11.3 million and $7.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

ended December 31, 2009, the Company has had no material penalties related to these sales contracts.  At December 31, 2009, the Company had approximately $71.1 million of outstanding performance bonds.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts, extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has a purchase contract for a minimum amount of salt with a supplier, which can be canceled with one year’s notice.  The purchase commitment for this contract is approximately $10.6 million for 2010.   In addition, the Company’s future minimum long-term purchase commitments are approximately $0.3 million annually through 2014.

11.	STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $1.42 per share in 2009 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 8) and other factors its board of directors deems relevant.
Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date.  Accumulated deferred units are distributed in the form of Company common stock following resignation from the Board.  During the years ended December 31, 2009, 2008 and 2007, members of the board were credited with 11,744, 12,965 and 16,573 deferred stock units, respectively.  During those same years, 10,135, 631 and 4,076 shares of common stock respectively, were issued from treasury shares to retiring directors.

Equity Compensation Awards
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
In 2005, the Company adopted a new equity compensation plan (“2005 Plan”) for executive officers, other key employees and directors allowing grants of equity instruments, including restricted stock units (“RSUs”) and stock options, with respect to 3,240,000 shares of CMP common stock.  The right to make awards expires in 2015. The grants occur following formal approval by the board of directors or on the date of hire if granted to a new employee, with the amount and terms communicated to employees shortly thereafter.  The Company does not back-date awards.  The exercise price of options is equal to the closing stock price on the day of grant.
The grants of RSUs vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to, and at the same time as, the per share dividend declared.
Stock options granted under the 2005 Plan generally vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years.  Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. While the option holders are not entitled to vote, each option holder of options granted prior to 2009 is entitled to receive non-forfeitable dividends or other distributions declared on the Company’s common stock equal to, and at the same time as, the per share dividend declared to holders of the Company’s common stock.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

The following is a summary of CMP’s stock option and RSU activity and related information for the following periods:

	Number	Weighted-average	Number	Weighted-average
	of options	exercise price	of RSUs	fair value
Outstanding at December 31, 2006	746,182	$15.91	72,900	$25.60
Granted	146,475	33.58	48,625	33.58
Exercised (a)	(240,616)	1.65	-	-
Cancelled/Expired	-	-	-	-
Outstanding at December 31, 2007	652,041	25.15	121,525	28.80
Granted	105,550	55.65	33,400	55.67
Exercised (a)	(83,119)	20.38	-	-
Released from restriction (a)	-	-	(14,000)	23.47
Cancelled/Expired	(5,722)	4.07	(232)	45.78
Outstanding at December 31, 2008	668,750	30.66	140,693	35.68
Granted	133,726	58.99	43,611	58.99
Exercised (a)	(156,974)	20.71	-	-
Released from restriction (a)	-	-	(58,900)	26.11
Cancelled/Expired	(1,575)	57.30	(506)	57.34
Outstanding at December 31, 2009	643,927	$38.90	124,898	$48.24

(a) Common stock issued for exercised options and RSUs released from restriction were issued from treasury stock.

The Company expenses the fair value of its options over the vesting period using the straight line method.  To estimate the fair value of options on the day of grant, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. CMP’s historical stock price is used to estimate expected volatility.  The weighted average assumptions and fair values for options granted for each of the years ended December 31 is included in the following table.

	2009	2008	2007
Fair value of options granted	$19.23	$16.54	$10.72
Expected term (years)	5.4	5.2	5.3
Expected volatility	43.3%	27.9%	24.3%
Dividend yield(a)	2.6%	0.0%	0.0%
Risk-free interest rates	2.1%	2.4%	4.5%

 (a) The assumed yield reflects the non-forfeiting dividend feature for awards under the 2005 Plan prior to 2009.

The following table summarizes information about options outstanding and exercisable at December 31, 2009.  As of December 31, 2008, there were 668,750 options outstanding of which 320,115 were exercisable.

	Options Outstanding			Options Exercisable
		Weighted average	Weighted average		Weighted average	Weighted average
		remaining	exercise price		remaining	exercise price
Range of	Options	contractual life	of options	Options	contractual life	of exercisable
exercise prices	outstanding	(years)	outstanding	exercisable	(years)	options
$1.40 - $16.47	1,015	0.2	$1.40	1,015	0.2	$1.40
$16.48 - $28.31	269,142	3.1	25.39	209,442	3.1	25.18
$28.32 - $36.00	137,300	4.2	33.59	64,212	4.2	33.60
$36.01 - $55.12	99,355	5.2	55.08	24,247	5.2	55.08
$55.13 - $78.53	137,115	6.2	59.31	1,069	5.6	69.23
Totals	643,927	4.3	$38.90	299,985	3.5	$29.48

During the years ended December 31, 2009, 2008 and 2007, the Company recorded compensation expense of $3.8 million, $3.0 million and $2.0 million, respectively, related to its stock-based compensation awards that are expected to vest.  No amounts have been capitalized.  As of December 31, 2009, unrecorded compensation cost related to non-vested awards of $6.0 million is expected to be recognized from 2010 through 2013, with a weighted average period of 1.1 years.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

The intrinsic value of stock options exercised during the twelve months ended December 31, 2009 totaled approximately $6.0 million.  As of December 31, 2009, the intrinsic value of options outstanding aggregated approximately $18.2 million, of which 299,985 options with an intrinsic value of $11.3 million were exercisable.  The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2009.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of related taxes, are summarized as follows (in millions):

December 31,	2009	2008	2007
Unrealized net pension costs	$(15.3)	$(3.7)	$(5.2)
Unrealized loss on cash flow hedges	(4.6)	(10.3)	(3.2)
Cumulative foreign currency translation adjustments	51.1	13.2	61.9
Accumulated other comprehensive income (loss)	$31.2	$(0.8)	$53.5

See Note 9 for a discussion of the Company’s cash flow hedges and Note 7 for a discussion of the Company’s defined benefit pension plans.

12.	FAIR VALUE MEASUREMENTS

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
The Company holds marketable securities associated with its non-qualified savings plan, which are valued based on readily available quoted market prices.  The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and interest rates.  The fair values of the derivative instruments are determined using observable yield curves or other market-corroborated data matching the terms of the derivatives (level two inputs).   The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2009	Level One	Level Two	Level Three
Assets:
Marketable securities	$5.5	$5.5	$-	$-
Derivatives – natural gas instruments	1.0	-	1.0	-
Total Assets	$6.5	$5.5	$1.0	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(5.5)	$(5.5)	$-	$-
Derivatives – natural gas instruments	(3.5)	-	(3.5)	-
Derivatives – interest rate swaps	(5.0)	-	(5.0)	-
Total Liabilities	$(14.0)	$(5.5)	$(8.5)	$-

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

	December 31, 2008	Level One	Level Two	Level Three
Assets:
Marketable securities	$3.7	$3.7	$-	$-
Total Assets	$3.7	$3.7	$-	$-
Liabilities:
Liabilities related to non-qualified savings plan	$(3.7)	$(3.7)	$-	$-
Derivatives – natural gas instruments	(7.8)	-	(7.8)	-
Derivatives – interest rate swaps	(8.9)	-	(8.9)	-
Total Liabilities	$(20.4)	$(3.7)	$(16.7)	$-

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $5.5 million and $3.7 million as of December 31, 2009 and December 31, 2008, respectively, are stated at fair value based on quoted market prices.  As of December 31, 2009, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $103.0 million compared with the aggregate principal amount at maturity of $100 million. The fair value at December 31, 2009 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $386.2 million compared with the aggregate principal amount at maturity of $393.1 million.  The fair values of the Company’s interest rate swap and natural gas contracts are based on forward yield curves and rates for notional amounts maturing in each respective time-frame.

13.	OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: salt and specialty fertilizer. The salt segment produces salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, pool salt and agricultural and industrial applications.  The Company also purchases potassium chloride to sell as a finished product.  Sulfate of potash crop nutrients and industrial grade SOP are produced and marketed through the specialty fertilizer segment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on operating earnings of the respective segments.
As discussed in Note 2, in January 2007, DeepStore acquired all of the outstanding common stock of London-based Interactive Records Management Limited (IRM) for approximately $7.6 million in cash.  DeepStore’s assets and results of operations appear in “Corporate and Other” in the tables below.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Segment information as of and for the years ended December 31, is as follows (in millions):

		Specialty	Corporate
2009	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$825.8	$126.8	$10.5	$963.1
Intersegment sales	0.7	13.9	(14.6)	-
Shipping and handling cost	239.6	9.7	-	249.3
Operating earnings (loss)	232.4	76.0	(38.2)	270.2
Depreciation, depletion and amortization	29.5	9.2	5.0	43.7
Total assets	705.8	233.7	64.3	1,003.8
Capital expenditures	63.6	27.4	3.1	94.1

		Specialty	Corporate
2008	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$923.3	$232.9	$11.5	$1,167.7
Intersegment sales	0.4	22.4	(22.8)	-
Shipping and handling cost	318.3	22.8	-	341.1
Operating earnings (loss)	191.7	117.7	(35.2)	274.2
Depreciation, depletion and amortization	28.9	10.2	2.3	41.4
Total assets	592.5	183.0	47.1	822.6
Capital expenditures	43.7	19.4	4.7	67.8

		Specialty	Corporate
2007	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$710.7	$136.1	$10.5	$857.3
Intersegment sales	0.4	15.4	(15.8)	-
Shipping and handling cost	232.9	20.0	-	252.9
Operating earnings (loss)	138.7	35.6	(30.0)	144.3
Depreciation, depletion and amortization	29.6	9.5	0.9	40.0
Total assets	600.5	152.2	67.3	820.0
Capital expenditures	33.7	9.9	4.4	48.0

(a) Other includes corporate entities, DeepStore and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan and other assets not allocated to the operating segments.

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2009	2008	2007
United States	$697.3	$844.5	$616.7
Canada	199.3	245.5	193.4
United Kingdom	62.0	56.0	42.4
Other	4.5	21.7	4.8
Total sales	$963.1	$1,167.7	$857.3

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long-Lived Assets	2009	2008
United States	$280.5	$250.9
Canada	177.7	128.2
United Kingdom	57.3	49.3
Total long-lived assets	$515.5	$428.4

14.	EARNINGS PER SHARE

The FASB issued new guidance related to determining whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method.  The two class method requires allocating the Company’s net earnings to both common shares and participating securities.  In addition, the guidance requires retrospective presentation of prior periods.
Prior to its adoption, the Company had included participating securities in both its basic and diluted weighted shares outstanding.  The impact of the adoption of this new guidance decreased the numerator and the denominator in the basic and diluted earnings per share calculation for all prior periods however, there was no impact on previously reported basic or diluted earnings per share.
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2009	2008	2007
Numerator:
Net earnings	$163.9	$159.5	$80.0
Less: Net earnings allocated to participating securities (a)	(3.4)	(3.4)	(1.4)
Net earnings available to common shareholders	$160.5	$156.1	$78.6

Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	32,574	32,407	32,248
Weighted average stock options outstanding	22	70	121
Shares for diluted earnings per share	32,596	32,477	32,369

Net earnings per common share, basic	$4.93	$4.82	$2.44

Net earnings per common share, diluted	$4.92	$4.81	$2.43

(a)
Participating securities include options and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 704,000, 712,000 and 564,000 for 2009, 2008 and 2007, respectively.

(b)
 For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 761,000, 663,000 and 509,000 weighted options outstanding for 2009, 2008 and 2007, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

15.	QUARTERLY RESULTS (Unaudited) (In millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2009
Sales	$309.1	$159.5	$182.3	$312.2
Gross profit	115.3	55.0	66.6	117.2
Net earnings	61.6	14.1	25.7	62.5
Net earnings per share, basic	$1.85	$0.42	$0.77	$1.88
Net earnings per share, diluted	1.85	0.42	0.77	1.88
Basic weighted-average shares outstanding (in thousands)	32,493	32,585	32,593	32,623
Diluted weighted-average shares outstanding (in thousands)	32,538	32,601	32,609	32,633
2008
Sales	$380.0	$162.0	$237.4	$388.3
Gross profit	97.0	37.1	76.8	145.3
Net earnings	49.1	1.6	28.7	80.1
Net earnings per share, basic	$1.49	$0.05	$0.87	$2.42
Net earnings per share, diluted	1.48	0.05	0.87	2.41
Basic weighted-average shares outstanding (in thousands)	32,366	32,405	32,425	32,431
Diluted weighted-average shares outstanding (in thousands)	32,442	32,480	32,439	32,491

16.	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from December 31, 2009 through the date these financial statements were filed with the SEC on February 22, 2010.

Dividend declared:
On February 5, 2010, our board of directors declared a quarterly cash dividend of $0.39 per share on our outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2009 of $0.355 per share.  The dividend will be paid on March 15, 2010 to stockholders of record as of the close of business on March 1, 2010.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

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
As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2009, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.   Ernst & Young LLP, our independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2009, and has also issued an audit report dated February 22, 2010, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included in this Annual Report on Form 10-K.

 Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 – Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Corporate Governance Guidelines” of the definitive proxy statement filed pursuant to Regulation 14A for the 2010 annual meeting of stockholders (“2010 Proxy Statement”).  Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2010 Proxy Statement.

Code of Ethics
The Company has adopted a code of ethics for its executive and senior financial officers, violations of which are required to be reported to the CEO and the audit committee. The code of ethics is posted on the Company’s website at www.compassminerals.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the executive compensation tables in the “Compensation Discussion and Analysis” included in the 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP AND CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in the 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Review and Approval of Transactions with Related Persons" and “Information Regarding Board of Directors and Committees” included in the 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Auditors” included in the 2010 Proxy Statement.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:
______________________________________________________________________________________________________
Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2009, 2008 and 2007

Description (in millions)	Balance at the Beginning of the Year	Additions Charged to Expense	Deductions (1) (3)	Acquisition or Disposition(2)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2009	$2.5	$0.8	$(0.8)	$—	$2.5
2008	1.8	1.2	(0.5)	—	2.5
2007	1.6	0.7	(0.5)	—	1.8
Deducted from Deferred Income Taxes — Valuation Allowance
2009	$3.7	$0.3	$(0.3)	$—	$3.7
2008	4.6	1.2	(2.0)	(0.1)	3.7
2007	2.9	0.2	—	1.5	4.6

(1)	Deduction for purposes for which reserve was created.
(2)	Increase in the allowance for doubtful accounts balance results from the acquisition of a business.
(3)	Deductions from the deferred income tax valuation allowance in 2009 and 2008 include a foreign currency adjustment of $(0.3) million and $0.4 million, respectively.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K
____________________________________________________________________________________________________________________________________________
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

3.2
Amended and Restated By-laws of Compass Minerals International, Inc. (incorporated herein by reference to Exhibit 3.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated February 12, 2009).

4.1
Rights Plan, dated as of December 11, 2003, between Compass Minerals International, Inc. and American Stock Transfer & Trust Company, as rights agent (incorporated herein by reference to Exhibit 10.19 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

4.2
Letter agreement appointing Computershare Trust Company, N.A. as successor Rights Agent under the Rights Agreement dated December 11, 2003 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

4.3
Amendment Number Two to Rights Plan dated December 11, 2003 among Compass Minerals International, Inc. and U.M.B. Bank, n.a., as successor rights agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 8, 2007).

4.4
Registration Rights Agreement, dated as of June 5, 2009, by and among Compass Minerals International, Inc., the Guarantors named therein, and Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., and Goldman, Sachs & Co., as representatives of the Initial Purchasers (incorporated herein by reference to Exhibit 4.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated June 8, 2009).

4.5
Indenture, dated as of June 5, 2009, by and among Compass Minerals International, Inc., the Guarantors named therein, and U.S. National Bank Association, as trustee, relating to the 8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated June 8, 2009).

4.6	Form of 8% Senior Notes due 2019 (included as Exhibit A to Exhibit 4.5).
10.1
Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.2
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

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

10.3
Royalty Agreement, dated September 1, 1962, between Great Salt Lake Minerals Corporation (formerly known as IMC Kalium Ogden Corp.) and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.4
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

10.5
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

10.6
Amended and Restated U.S. Collateral Assignment, dated December 22, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc. and JPMorgan Chase Bank N.A (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.7
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

10.9
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

10.10	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 4.1).
10.11
Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

10.12
First Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.13
Second Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.14	*	Summary of Non-Employee Director Compensation Program.
10.15
Compass Minerals International, Inc. Form of 2009 Independent Directors’ Deferred Stock Award Agreement effective as of January 1, 2009 (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.16
Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

10.17
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.18
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.19
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.20		Form of Non-qualified Stock Option Award Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 23, 2006).
10.21
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.22
Amendment to Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.23		Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.24
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

10.26
Second Amendment to the Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

10.27
Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.28
Amendment to Form of Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

10.29		Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed dated January 23, 2006).
10.30	*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.27, 10.28 and 10.29 herein.
10.31
Employment Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.32
409A Amendment to Existing Employment Agreement dated December 19, 2008 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.33
Change in Control Severance Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.34
409A Amendment to Existing Change in Control Severance Agreement dated December 19, 2008 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.35
Restrictive Covenant Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.36
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 27, 2006).

10.37
Summary of Executive Compensation and Annual Incentive Plan Award Targets (incorporated herein by reference to Exhibit 10.7 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.38		Annual Incentive Plan Summary (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
10.39
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s current Report on Form 8-K dated March 26, 2009).

12.1	*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Ernst & Young LLP.
31.1	*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.
31.2	*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.
32	*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.
____________
*           Filed herewith.

COMPASS MINERALS INTERNATIONAL, INC. 2009 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Angelo C. Brisimitzakis
 Angelo C. Brisimitzakis
             President and Chief Executive Officer
Date: February 22, 2010

/s/ Rodney L. Underdown
   Rodney L. Underdown
       Vice President and Chief Financial Officer
Date: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2010.

Signature	Capacity

/s/ Angelo C. Brisimitzakis Angelo C. Brisimitzakis	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Rodney L. Underdown Rodney L. Underdown	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Bradley J. Bell Bradley J. Bell	Director

/s/ David J. D’Antoni David J. D’Antoni	Director

/s/ Richard S. Grant Richard S. Grant	Director

/s/ Perry W. Premdas Perry W. Premdas	Director

/s/ Allan R. Rothwell Allan R. Rothwell	Director

/s/ Timothy R. Snider Timothy R. Snider	Director

/s/ Paul S. Williams Paul S. Williams	Director