Form 10-Q
period 2010-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2010-04-28
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 23, 2010 was 32,722,976 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$118.5	$13.5
Receivables, less allowance for doubtful accounts of
$2.7 in 2010 and $2.5 in 2009	123.7	167.5
Inventories	211.1	273.2
Deferred income taxes, net	24.5	17.7
Other	10.2	11.5
Total current assets	488.0	483.4
Property, plant and equipment, net	479.5	463.8
Intangible assets, net	19.3	19.7
Other	40.0	36.9
Total assets	$1,026.8	$1,003.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	64.7	95.7
Accrued expenses	44.8	46.7
Accrued salaries and wages	14.5	15.2
Income taxes payable	20.8	21.9
Accrued interest	4.0	1.0
Total current liabilities	152.9	184.6
Long-term debt, net of current portion	485.7	486.6
Deferred income taxes, net	61.2	55.0
Other noncurrent liabilities	50.1	54.5
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares;
35,367,264 issued shares	0.4	0.4
Additional paid-in capital	15.2	11.7
Treasury stock, at cost — 2,644,288 shares at March 31, 2010 and
2,724,083 shares at December 31, 2009	(5.0)	(5.2)
Retained earnings	231.0	185.0
Accumulated other comprehensive income	35.3	31.2
Total stockholders' equity	276.9	223.1
Total liabilities and stockholders' equity	$1,026.8	$1,003.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per-share data)

	Three Months Ended
	March 31,
	2010	2009

Sales	$357.6	$309.1
Shipping and handling cost	98.7	91.0
Product cost	144.3	102.8
Gross profit	114.6	115.3
Selling, general and administrative expenses	21.9	20.7
Operating earnings	92.7	94.6
Other (income) expense:
Interest expense	5.9	7.5
Other, net	3.7	(1.1)
Earnings before income taxes	83.1	88.2
Income tax expense	24.2	26.6
Net earnings	$58.9	$61.6

Basic net earnings per common share	$1.77	$1.85
Diluted net earnings per common share	$1.77	$1.85

Weighted-average common shares outstanding (in thousands):
Basic	32,668	32,493
Diluted	32,678	32,538

Cash dividends per share	$0.390	$0.355

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2010
(Unaudited, in millions)

	Common Stock	Additional Paid In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	$0.4	$11.7	$(5.2)	$185.0	$31.2	$223.1
Dividends on common stock				(12.9)		(12.9)
Shares issued for restricted stock units		(0.1)	0.1			-
Stock options exercised		0.8	0.1			0.9
Income tax benefits from equity awards		1.4				1.4
Stock-based compensation		1.4				1.4
Comprehensive income:
Net earnings				58.9		58.9
Change in unrealized pension costs, net of tax of $(0.2)					0.4	0.4
Unrealized loss on cash flow hedges, net of tax of $1.2					(2.0)	(2.0)
Foreign currency translation adjustments					5.7	5.7
Total comprehensive income						63.0
Balance, March 31, 2010	$0.4	$15.2	$(5.0)	$231.0	$35.3	$276.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)
	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$58.9	$61.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	12.1	10.2
Finance fee amortization	0.3	0.3
Stock-based compensation	1.4	0.8
Deferred income taxes	(0.7)	1.8
Other, net	0.7	0.1
Changes in operating assets and liabilities:
Receivables	43.4	111.0
Inventories	62.9	(12.5)
Other assets	(2.2)	(1.2)
Accounts payable and accrued expenses	(33.8)	(59.0)
Other liabilities	(5.7)	(1.1)
Net cash provided by operating activities	137.3	112.0
Cash flows from investing activities:
Capital expenditures	(23.9)	(9.4)
Other, net	(0.3)	(0.1)
Net cash used in investing activities	(24.2)	(9.5)
Cash flows from financing activities:
Principal payments on long-term debt	(1.0)	(1.0)
Revolver activity, net	-	(8.6)
Dividends paid	(12.9)	(11.8)
Proceeds received from stock option exercises	0.9	2.1
Excess tax benefits from equity compensation awards	1.4	1.5
Other	-	(0.5)
Net cash used in financing activities	(11.6)	(18.3)
Effect of exchange rate changes on cash and cash equivalents	3.5	(1.4)
Net change in cash and cash equivalents	105.0	82.8
Cash and cash equivalents, beginning of the year	13.5	34.6
Cash and cash equivalents, end of period	$118.5	$117.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2.8	$5.6
Income taxes paid, net of refunds	$33.2	$23.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMP”, “Compass Minerals”, or the “Company”), through its subsidiaries, is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom. Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The Company provides highway deicing products to customers in North America and the United Kingdom, and specialty fertilizer to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial foods, and other mineral-based products for consumer, agricultural and industrial applications.  Compass Minerals also provides records management services to businesses located in the U.K.

Compass Minerals International, Inc. is a holding company with no operations other than those of its wholly-owned subsidiaries.  The consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2009 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

Reclassifications – The Company has disaggregated certain prior year amounts in its Consolidated Statement of Stockholders’ Equity and Consolidated Statements of Cash Flows to conform to current year presentation.

Recent Accounting Pronouncements –  In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update regarding subsequent events.  The amended guidance removes the requirement for a Securities and Exchange Commission registrant to disclose the date through which subsequent events were evaluated.  Removal of this disclosure did not affect the nature or timing of subsequent events evaluations performed by the Company. This update was effective upon issuance.

In January 2010, the FASB issued guidance related to disclosures about fair value measurements.  This guidance requires additional disclosures and clarification of existing disclosures for recurring and nonrecurring fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Accordingly, the Company has included the required disclosures in Note 12 of its consolidated financial statements.  The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

2.  Inventories:

Inventories consist of the following (in millions):

	March 31,	December 31,
	2010	2009
Finished goods	$155.5	$213.8
Raw materials and supplies	55.6	59.4
Total inventories	$211.1	$273.2

3.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	March 31,	December 31,
	2010	2009
Land, buildings and structures and leasehold improvements	$215.9	$213.8
Machinery and equipment	446.6	441.5
Office furniture and equipment	21.0	20.6
Mineral interests	175.4	174.5
Construction in progress	88.6	68.8
	947.5	919.2
Less accumulated depreciation and depletion	(468.0)	(455.4)
Property, plant and equipment, net	$479.5	$463.8

4.  Intangible Assets, Net:

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships and are being amortized over 25 years and 7 years, respectively. Amortization expense was $0.3 million during each period in the three months ended March 31, 2010 and 2009.

5.  Income Taxes:

Income tax expense for the three months ended March 31, 2010 was $24.2 million, a decrease of $2.4 million compared to $26.6 million for the first quarter of 2009.  The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At March 31, 2010 and December 31, 2009, the Company had approximately $22.3 million and $22.0 million, respectively, of gross federal NOLs that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of March 31, 2010 and December 31, 2009, the Company’s valuation allowance was $3.8 million and $3.7 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.  Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2010	2009
Revolving Credit Facility due December 2010	$-	$-
Term Loan due December 2012	268.3	269.0
Incremental Term Loan due December 2012	123.8	124.1
8% Senior Notes due June 2019	97.7	97.6
	489.8	490.7
Less current portion	(4.1)	(4.1)
Long-term debt, net of current portion	$485.7	$486.6

7.  Pension Plans:

The components of net periodic benefit cost for the three-months ended March 31, 2010 and 2009 are as follows (in millions):

	Three Months Ended
	March 31,
	2010	2009
Service cost for benefits earned during the year	$-	$-
Interest cost on projected benefit obligation	1.0	0.8
Expected return on plan assets	(0.9)	(0.8)
Net amortization	0.5	-
Net pension expense	$0.6	$-

During the first quarter of 2010, the Company made $0.3 million of contributions to its pension plan.

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

9.  Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended March 31, 2010
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$302.5	$52.5	$2.6	$357.6
Intersegment sales	0.2	0.1	(0.3)	-
Shipping and handling cost	91.6	7.1	-	98.7
Operating earnings (loss)	85.6	17.0	(9.9)	92.7
Depreciation, depletion and amortization	8.5	2.5	1.1	12.1
Total assets	720.4	235.7	70.7	1,026.8

	Three Months Ended March 31, 2009
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$268.8	$38.2	$2.1	$309.1
Intersegment sales	0.1	1.4	(1.5)	-
Shipping and handling cost	88.4	2.6	-	91.0
Operating earnings (loss)	77.4	26.8	(9.6)	94.6
Depreciation, depletion and amortization	6.8	2.3	1.1	10.2
Total assets	567.8	181.6	68.5	817.9

(a) “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

10.  Stockholders’ Equity and Equity Instruments:

On March 10, 2010, the Company granted 96,999 options, 34,329 restricted stock units and 6,366 performance stock units to certain key employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date of $78.51 was used to set the exercise price for the options and the fair value of the restricted stock units (“RSUs”).  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock.

The performance stock units are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return.  Each tranche is calculated based upon a one-year performance period beginning in 2010 and ending in 2012, with each annual tranche earning between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for the companies comprising the Russell 2000 Index.  The performance units will vest three years after the grant date.

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first quarter of 2010 is included in the table below. The weighted-average grant date fair value of these options was $27.79.

Range
Fair value of options granted	$26.62 - $28.06
Exercise price	$78.51
Expected term (years)	3 - 6
Expected volatility	42.9% - 51.4%
Dividend yield	2.1%
Risk-free rate of return	1.6% - 2.7%

To estimate the fair value of performance stock units on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 2000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 2000 Index.  The risk free rate was determined using the same methodology as the option valuations as discussed above. The estimated fair value of the performance units is $86.51 per unit.

During the three months ended March 31, 2010, the Company reissued 33,762 shares of treasury stock related to the exercise of stock options, 45,825 shares related to the release of RSUs which vested and 208 shares related to a stock payment.  The Company recorded additional tax benefits of $1.4 million from its equity compensation awards as additional paid-in capital. During the three months ended March 31, 2010 and 2009, the Company recorded $1.4 million and $0.8 million of compensation expense, respectively, pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2010.

			Restricted Stock Units
	Stock Options			Weighted-
	Number of	Weighted-	Number of	Average
	Options	Average	RSUs	Grant Date
	Outstanding	Exercise price	Outstanding	Fair Value
Outstanding at December 31, 2009	643,927	$38.90	124,898	$48.24
Granted	96,999	78.51	34,329	78.51
Released from restriction	-	-	(45,825)	33.44
Exercised	(33,762)	25.55	-	-
Cancelled/Expired	(225)	33.44	-	-
Outstanding at March 31, 2010	706,939	$45.29	113,402	$63.39

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, amortization of the unrealized net pension costs, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income for the three months ended March 31, 2010 are as follows (in millions):

	Balance		Balance
	December 31,	2010	March 31,
	2009	Change	2010
Unrealized gain (loss) on net pension costs	$(15.3)	$0.4	$(14.9)
Unrealized loss on cash flow hedges	(4.6)	(2.0)	(6.6)
Cumulative foreign currency translation adjustment	51.1	5.7	56.8
Accumulated other comprehensive income	$31.2	$4.1	$35.3

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

Cash Flow Hedges

As of March 31, 2010, the Company has entered into natural gas derivative instruments and interest rate swap agreements. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of March 31, 2010 and December 31, 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of March 31, 2010, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2012.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  The Company may hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2010 and December 31, 2009, the Company had agreements in place to hedge forecasted natural gas purchases of 5.3 and 5.2 million mmbtus, respectively.

As of March 31, 2010, the Company had $392.1 million of borrowings under its senior secured credit agreement (“Credit Agreement”), which are subject to a floating rate.  The Company has $100 million of interest rate swap agreements in place to hedge the variability of future interest payments.  The notional amount of the swaps decreases by $50 million in December 2010 with the final $50 million reduction occurring in March 2011.  As of March 31, 2010, the interest rate swap agreements effectively fix the weighted-average LIBOR-based portion of its interest rate on a portion of its debt at 4.7%, thereby reducing the impact of interest rate changes on future interest cash flows and expense.

As of March 31, 2010, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $4.6 million and $3.7 million of net losses on derivative instruments related to its natural gas and interest rate hedges, respectively.

The following table presents the fair value of the Company’s hedged items as of March 31, 2010 and December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	March 31, 2010	Balance Sheet Location	March 31, 2010

Interest rate contracts	Other current assets	$-	Accrued expenses	$3.7
Commodity contracts	Other current assets	1.0	Accrued expenses	5.0
Commodity contracts	Other assets	-	Other noncurrent liabilities	3.1
Total derivatives designated as hedging instruments		$1.0		$11.8

(a) The Company has interest rate swap agreements with three counterparties, one of which holds approximately 50% of the interest rate swaps outstanding.  In addition, the Company has commodity hedge agreements with three counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are payable to one counterparty.  The amount recorded as an asset is due from two counterparties.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2009	Balance Sheet Location	December 31, 2009

Interest rate contracts	Other current assets	$-	Accrued expenses	$5.0
Commodity contracts	Other current assets	1.0	Accrued expenses	2.2
Commodity contracts	Other assets	-	Other noncurrent liabilities	1.3
Total derivatives designated as hedging instruments		$1.0		$8.5

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

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three months ended March 31, 2010 and 2009 (in millions):

		Three Months Ended March 31, 2010
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.4	$(1.7)
Commodity contracts	Cost of sales	5.0	(0.5)
Total		$5.4	$(2.2)

		Three Months Ended March 31, 2009
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.4	$(1.7)
Commodity contracts	Cost of sales	4.9	(3.6)
Total		$5.3	$(5.3)

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

The Company holds marketable securities associated with its non-qualified savings plan, which are valued based on readily available quoted market prices.  The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and interest rates.  The fair value of the interest rate derivative instruments are determined using interest rate yield curves.  The fair value of the natural gas derivative instruments are determined using market data of forward prices for all of the Company’s contracts.  The estimated fair values for each type of instrument are presented below (in millions).

	March 31, 2010	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$5.7	$5.7	$-	$-
Derivatives - natural gas instruments	1.0	-	1.0	-
Total Assets	$6.7	$5.7	$1.0	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(5.7)	$(5.7)	$-	$-
Derivatives – natural gas instruments	(8.1)	-	(8.1)	-
Derivatives – interest rate swaps	(3.7)	-	(3.7)	-
Total Liabilities	$(17.5)	$(5.7)	$(11.8)	$-

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, approximately 10% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 20% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 20% in blended funds.

	December 31, 2009	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan	$5.5	$5.5	$-	$-
Derivatives – natural gas instruments	1.0	-	1.0	-
Total Assets	$6.5	$5.5	$1.0	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(5.5)	$(5.5)	$-	$-
Derivatives – natural gas instruments	(3.5)	-	(3.5)	-
Derivatives – interest rate swaps	(5.0)	-	(5.0)	-
Total Liabilities	$(14.0)	$(5.5)	$(8.5)	$-

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $5.4 million and $5.5 million as of March 31, 2010 and December 31, 2009, respectively, are stated at fair value based on quoted market prices.  As of March 31 2010, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $103.3 million compared with the aggregate principal amount at maturity of $100 million. The fair value at March 31, 2010 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $388.2 million compared with the aggregate principal amount at maturity of $392.1 million.  The fair values of the Company’s interest rate swap and natural gas contracts are based on forward yield curves and rates for notional amounts maturing in each respective time-frame.

13.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended
	March 31,
	2010	2009
Numerator:
Net earnings	$58.9	$61.6
Less: net earnings allocated to participating securities (a)	(1.1)	(1.3)
Net earnings available to common shareholders	$57.8	$60.3
Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	32,668	32,493
Weighted-average stock options outstanding (b)	10	45
Shares for diluted earnings per share	32,678	32,538
Net earnings per common share, basic	$1.77	$1.85
Net earnings per common share, diluted	$1.77	$1.85

(a)
Participating securities include options and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 666,000 and 712,000 for the three months ended 2010 and 2009, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 762,000 and 692,000 weighted-options outstanding for the three months ended 2010 and 2009, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: domestic and international general business and economic conditions; uninsured risks and hazards associated with underground mining operations; governmental policies affecting the agricultural industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the impact of the Company’s indebtedness and interest rates changes; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; the impact of credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability; changes in tax laws or estimates; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 22, 2010, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our regions.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the non-winter quarters when we build our inventory levels.  The 2009-2010 winter season was milder than normal in our North American regions, especially our Canadian regions around the Great Lakes.  During the 2008-2009 winter season, winter weather during the fourth quarter of 2008 was significantly more severe than normal while the first quarter of 2009 was less severe than normal in our North American regions.  Our U.K. subsidiary experienced winter weather which was more severe than normal in both the 2009 – 2010 winter season and the 2008 – 2009 winter season.

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where some crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market which is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity and government food, agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  Crop yields and the quality of high-value or chloride-sensitive crops tend to decline when alternative fertilizers are used. Beginning late in 2007 and throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply, which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and remained suppressed through 2009, as the broad agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices. In the first quarter of 2010, we began to experience a rebound in potash demand.  Potassium chloride (“KCl”) market pricing declined throughout 2009 and the first quarter of 2010 from prices experienced at the end of 2008, although pricing remained well above historical pricing levels.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above KCl market pricing, and the resulting average price of our SOP has fluctuated dramatically.  We still expect SOP pricing to retain a premium to KCl.

Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has increased our shipping and handling costs on a per ton basis over the last several years.  However, declining oil-based fuel costs beginning late in 2008 and continuing through much of 2009 contributed to lower shipping and handling costs on a per ton basis when compared to 2008.  Shipping and handling costs on a per ton basis in the first quarter of 2010 have been similar to those experienced in the first quarter of 2009, however fuel costs have increased slightly from 2009 levels.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, a deicing and water conditioning agent and feed-stock, which can be used to make a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  On April 7, 2010, miners at our Cote Blanche mine initiated a strike relating to scheduling and wages.  Although we cannot predict the length or outcome of this strike, we currently expect that the strike will not have a material impact on our 2010 results of operations. Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our supply contracts.  Beginning in 2010, we have significantly reduced (and plan to continue this significant reduction in the future) KCl purchases under these supply contracts due to several factors including the expected future contract price of KCl, existing inventory levels, as well as the expected additional solar pond-based production capacity gained from the Company’s SOP production capacity expansion project.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business, include sales of $2.6 million and $2.1 million for the three months ended March 31, 2010 and March 31, 2009, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
	2010	2009
Salt Sales (in millions)
Salt sales	$302.5	$268.8
Less: salt shipping and handling	91.6	88.4
Salt product sales	$210.9	$180.4
Salt Sales Volumes (thousands of tons)
Highway deicing	3,950	3,729
Consumer and industrial	535	630
Total tons sold	4,485	4,359
Average Salt Sales Price (per ton)
Highway deicing	$55.46	$46.80
Consumer and industrial	155.96	149.58
Combined	67.45	61.66

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$52.5	$38.2
Less: SOP shipping and handling	7.1	2.6
SOP product sales	$45.4	$35.6
SOP Sales Volumes (thousands of tons)	102	37
SOP Average Price (per ton)	$514	$1,020

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Sales

Sales for the first quarter of 2010 of $357.6 million increased $48.5 million, or 16% compared to $309.1 million for the same quarter of 2009. Sales primarily include revenues from the sale of our products, which, in most instances, includes delivery to our customers, and revenues from our records management business. Product sales include sales less shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling costs were $98.7 million during the first quarter of 2010, an increase of $7.7 million or 8% compared to $91.0 million for the same quarter of 2009.  The increase in shipping and handling costs is primarily due to the higher sales volumes in the first quarter of 2010 when compared to same period of 2009.  In addition, fuel costs were slightly higher in 2010 when compared with 2009.

Product sales for the first quarter of 2010 of $256.3 million increased $40.3 million, or 19% compared to $216.0 million for the same period in 2009 reflecting higher product sales in both the salt and specialty fertilizer segments.

Salt product sales for the first quarter of 2010 of $210.9 million increased $30.5 million, or 17% compared to $180.4 million for the same period in 2009.  The increase in the first quarter of 2010 was due primarily to higher pricing for our salt products, which contributed approximately $30 million to product sales.  Salt sales volumes in 2010 increased slightly by 0.1 million tons from 2009 levels.  We sold more rock salt and other products used in highway deicing as well as more rock salt to the non-seasonal chlor-alkali markets.  Partially offsetting these increases were sharply lower consumer deicing salt volumes. Winter weather in the first quarter of 2009 was significantly milder than normal in our North American regions and the first quarter of 2010 winter weather was also milder than normal in several of our important North American regions, especially in our Canadian regions around the Great Lakes.  In the U.K., we experienced a second consecutive year with more severe than normal winter weather. However, U.K. sales volumes declined slightly for the first quarter of 2010 when compared to the same period in 2009. The net decline in sales volumes for the first quarter of 2010, particularly consumer deicing, negatively impacted product sales by approximately $8 million.  In addition, the weakening of the U.S. dollar in the first quarter of 2010 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, favorably impacted product sales by approximately $8 million.

SOP product sales during the first quarter of 2010 of $45.4 million increased $9.8 million, or 28% compared to $35.6 million for the same period in 2009.  This increase was due to higher sales volumes as demand rebounded significantly following a prolonged period of uncertainty about broader potash pricing throughout 2009.  The higher sales volumes contributed approximately $60 million to the increase in product sales.  This increase was partially offset by lower prices in the first quarter of 2010 as our average market prices was $514 per ton compared to $1,020 per ton in the first quarter of 2009 and $640 per ton in the fourth quarter of 2009.  The lower prices reduced product sales by approximately $50 million compared to the same period in 2009.

Gross Profit

Gross profit for the first quarter of 2010 of $114.6 million decreased $0.7 million or 1% compared to $115.3 million in 2009.  As a percent of sales, gross margin was 32% in the first quarter of 2010 compared to 37% in the same period of 2009.  The gross margin for the SOP segment contributed approximately $10 million to the decline in gross profit due primarily to lower sales prices partially offset by higher sales volumes.  The gross margin for the salt segment partially offset the decline in SOP gross margin by contributing an increase of approximately $9 million.  Salt price realizations were partially offset by lower sales volumes, including an unfavorable mix, and higher per unit productions costs, particularly at our consumer and industrial salt plants due to efforts to reduce our inventory levels.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2010 of $21.9 million increased $1.2 million, or 6% compared to $20.7 million for the same period in 2009. The increase in expense is primarily due to higher variable compensation expenses in 2010 when compared to 2009.  As a percentage of sales, selling, general and administrative expenses declined from 7% in the first quarter of 2009 to 6% in the first quarter of 2010.

Interest Expense

Interest expense for the first quarter of 2010 of $5.9 million decreased $1.6 million compared to $7.5 million for the same period in 2009. This decrease is primarily due to lower market interest rates on our unhedged floating-rate debt and the refinancing of approximately $90 million of the Company’s 12% Senior Subordinated Discount Notes with 8% Senior Notes in June 2009.

Other (income) expense, net

Other expense of $3.7 million for the first quarter of 2010 changed $4.8 million when compared to income of $1.1 million in the first quarter of 2009.  Net foreign exchange losses were $3.9 million in 2010 when compared to foreign exchange gains of $1.1 million in 2009.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 was $24.2 million a decrease of $2.4 million compared to $26.6 million for the same quarter of 2009 due to lower taxable income in 2010 when compared to 2009.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

Liquidity and Capital Resources

Historically, we have used cash generated from operations to meet our working capital needs, to fund capital expenditures, to pay dividends and to repay our debt. Principally due to the nature of our deicing business, our cash flows from operations are seasonal, with the majority of our cash flows from operations generated during the first half of the calendar year.  When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our $125 million revolving credit facility (“Revolving Credit Facility”). As our Revolving Credit Facility matures in December 2010, we are currently reviewing our borrowing options including, but not limited to, amending and extending the current Revolving Credit Facility, replacing the entire senior secured credit agreement (“Credit Agreement”) or allowing the Revolving Credit Facility portion of the Credit Agreement to expire.  If we amend the Revolving Credit Facility or replace the Credit Agreement, we expect to obtain commercially reasonable market terms. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources as well as from future cash flows from operations, cash on hand or through leasing arrangements. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Management expects to fund its capital projects with cash on hand as of March 31, 2010, cash generated from operations, future borrowing or through leasing arrangements.

Cash and cash equivalents of $118.5 million as of March 31, 2010 increased $105.0 million over December 31, 2009 resulting principally from operating cash flows of $137.3 million generated in the first quarter of 2010.  We used a portion of those cash flows to fund capital expenditures of $23.9 million and to pay dividends on our common stock of $12.9 million.

As of March 31, 2010, we had $489.8 million of principal indebtedness consisting of $97.7 million 8% Senior Notes ($100 million at maturity) due 2019 and $392.1 million of borrowings outstanding under our Credit Agreement. Our Credit Agreement also includes a Revolving Credit Facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  No amounts were borrowed under our Revolving Credit Facility as of March 31, 2010. We had $9.5 million of outstanding letters of credit as of March 31, 2010 which reduced our borrowing availability to $115.5 million.

Our 12% Senior Subordinated Discounts Notes became fully-accreted in May 2008 at an aggregate principal balance of $179.6 million with subsequent accrued interest paid in cash.  In 2008, we redeemed $90 million of our 12% Senior Subordinated Discount Notes with cash generated from operations.  In 2009, we refinanced the remaining $89.6 million in outstanding 12% Senior Subordinated Discount Notes with 8% Senior Notes.  Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our Credit Agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of March 31, 2010, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Three Months Ended March 31, 2010 and 2009

Net cash flows provided by operating activities for the three months ended March 31, 2010 were $137.3 million, an increase of $25.3 million compared to $112.0 million for the first quarter of 2009. The $70.3 million reduction in working capital items in the first quarter of 2010 compared to a $38.3 million in the first quarter of 2009 reflecting the seasonal nature of our deicing products and will vary with the severity and timing of the winter weather in our regions.  In addition, we invested substantially more in inventories to replenish depleted inventories in 2009 due to strong salt sales in the fourth quarter of 2008.

Net cash flows used by investing activities of $24.2 million and $9.5 million for the three months ended March 31, 2010 and 2009, respectively, resulted from capital expenditures of $23.9 million and $9.4 million respectively.  Our capital expenditures in 2010 include expenditures in both our Goderich mine expansion projects, to increase that mine’s annual production capacity, and activities to support the SOP evaporation plant expansion and yield improvement projects at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.

Financing activities during the 2010 three-month period used $11.6 million of cash flows, primarily to make $12.9 million of dividend payments which was partially offset by proceeds received from stock option exercises.  During 2009, we used $18.3 million in financing activities primarily to make $8.6 million of payments to reduce our outstanding debt drawn on our Revolving Credit Facility and $11.8 million of dividend payments.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of CMP.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of the Company’s ongoing operating performance (“Adjusted EBITDA”), both non-GAAP financial measures to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net income.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate expected returns on potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net income, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items of other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and on-going consequence of our operations.   We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended March 31,
	2010	2009
Net earnings	$58.9	$61.6
Interest expense	5.9	7.5
Income tax expense	24.2	26.6
Depreciation, depletion and amortization	12.1	10.2
EBITDA	$101.1	$105.9
Other non-operating expenses:
Other (income) expense, net	3.7	(1.1)
Adjusted EBITDA	$104.8	$104.8

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update regarding subsequent events.  The amended guidance removes the requirement for a SEC registrant to disclose the date through which subsequent events were evaluated.  Removal of this disclosure did not affect the nature or timing of subsequent events evaluations performed by the Company. This update was effective upon issuance.

In January 2010, the FASB issued guidance related to disclosures about fair value measurements.  This guidance requires additional disclosures and clarification of existing disclosures for recurring and nonrecurring fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Accordingly, the Company has included the required disclosures in Note 12 of its consolidated financial statements.  The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments and interest rate swap agreements, and may take further actions to mitigate our exposure to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2009.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting - There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2010 with respect to legal proceedings.

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Form of Non-qualified Stock Option Award Agreement

10.2*	Form of Performance-based Restricted Stock Unit Award Agreement

10.3	Form of Three-Year Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.'s Current Report on Form 8-K dated March 16, 2010)

10.4*	Annual Incentive Plan Summary

10.5*	Summary of Executive Compensation and Award Targets Under the Annual Incentive Plan

10.6*	Form of Independent Director Deferred Stock Award Agreement

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMPASS MINERALS INTERNATIONAL, INC.

Date: April 28, 2010                                                                                   /s/ ANGELO C. BRISIMITZAKIS
                            Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: April 28, 2010                                                                                   /s/ RODNEY L. UNDERDOWN
                            Rodney L. Underdown
Vice President and Chief Financial Officer