Form 10-Q
period 2010-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2010-10-27
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 25, 2010 was 32,801,292 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited) September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$68.9	$13.5
Receivables, less allowance for doubtful accounts of $2.7 in 2010 and $2.5 in 2009	97.4	167.5
Inventories	242.5	273.2
Deferred income taxes, net	18.4	17.7
Other	6.6	11.5
Total current assets	433.8	483.4
Property, plant and equipment, net	507.8	463.8
Intangible assets, net	18.7	19.7
Other	41.0	36.9
Total assets	$1,001.3	$1,003.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.1	$4.1
Accounts payable	56.0	95.7
Accrued expenses	35.5	46.7
Accrued salaries and wages	16.8	15.2
Income taxes payable	5.8	21.9
Accrued interest	3.0	1.0
Total current liabilities	121.2	184.6
Long-term debt, net of current portion	483.7	486.6
Deferred income taxes, net	59.5	55.0
Other noncurrent liabilities	51.5	54.5
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares;35,367,264 issued shares	0.4	0.4
Additional paid-in capital	21.1	11.7
Treasury stock, at cost — 2,566,249 shares at September 30, 2010 and 2,724,083 shares at December 31, 2009	(4.9)	(5.2)
Retained earnings	235.5	185.0
Accumulated other comprehensive income	33.3	31.2
Total stockholders' equity	285.4	223.1
Total liabilities and stockholders' equity	$1,001.3	$1,003.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales	$176.0	$182.3	$712.6	$650.9
Shipping and handling cost	38.8	41.0	177.7	169.5
Product cost	83.8	74.7	327.0	244.5
Gross profit	53.4	66.6	207.9	236.9
Selling, general and administrative expenses	20.7	21.9	64.1	62.8
Operating earnings	32.7	44.7	143.8	174.1
Other expense:
Interest expense	5.3	6.0	16.5	20.1
Other, net	1.3	1.5	3.1	6.3
Earnings before income taxes	26.1	37.2	124.2	147.7
Income tax expense	6.8	11.5	34.7	46.3
Net earnings	$19.3	$25.7	$89.5	$101.4

Basic net earnings per common share	$0.58	$0.77	$2.68	$3.05
Diluted net earnings per common share	$0.58	$0.77	$2.68	$3.05

Weighted-average common shares outstanding (in thousands):
Basic	32,774	32,593	32,727	32,557
Diluted	32,785	32,609	32,740	32,583

Cash dividends per share	$0.390	$0.355	$1.17	$1.065

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2010
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2009	$0.4	$11.7	$(5.2)	$185.0	$31.2	$223.1
Dividends on common stock				(39.0)		(39.0)
Shares issued for restricted stock units		(0.1)	0.1			-
Stock options exercised		2.8	0.2			3.0
Income tax benefits from equity awards		2.6				2.6
Stock-based compensation		4.1				4.1
Comprehensive income:
Net earnings				89.5		89.5
Change in unrealized pension costs, net of tax of $(0.3)					0.7	0.7
Unrealized loss on cash flow hedges, net of tax of $1.2					(2.0)	(2.0)
Foreign currency translation adjustments					3.4	3.4
Total comprehensive income						91.6
Balance, September 30, 2010	$0.4	$21.1	$(4.9)	$235.5	$33.3	$285.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$89.5	$101.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	36.3	31.7
Finance fee amortization	0.9	0.9
Stock-based compensation	4.1	3.3
Loss on early extinguishment of long-term debt	-	5.0
Deferred income taxes	4.2	9.5
Other, net	1.7	0.4
Changes in operating assets and liabilities:
Receivables	69.6	114.1
Inventories	31.3	(134.1)
Other assets	(0.8)	(1.0)
Accounts payable and accrued expenses	(64.4)	(63.0)
Other liabilities	(4.3)	0.3
Net cash provided by operating activities	168.1	68.5
Cash flows from investing activities:
Capital expenditures	(77.1)	(53.6)
Purchase of a business	-	(3.6)
Other, net	(1.0)	(0.6)
Net cash used in investing activities	(78.1)	(57.8)
Cash flows from financing activities:
Issuance of long-term debt	-	97.5
Principal payments on long-term debt	(2.9)	(92.8)
Revolver activity, net	-	(8.6)
Tender and call premiums and fees paid to refinance debt	-	(6.5)
Dividends paid	(39.0)	(35.3)
Proceeds received from stock option exercises	3.0	2.2
Excess tax benefits from equity compensation awards	2.6	2.3
Other	-	(1.1)
Net cash used in financing activities	(36.3)	(42.3)
Effect of exchange rate changes on cash and cash equivalents	1.7	10.2
Net change in cash and cash equivalents	55.4	(21.4)
Cash and cash equivalents, beginning of the year	13.5	34.6
Cash and cash equivalents, end of period	$68.9	$13.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14.4	$19.2
Income taxes paid, net of refunds	$53.1	$47.3

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

The Company experiences a substantial amount of seasonality in salt segment sales, primarily with respect to its deicing products. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year.  In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., the Company stockpiles sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season. Production of deicing salt can vary based on the severity or mildness of the preceding winter season and the timing of planned or unplanned production declines or outages, which can impact the per-unit production cost.  Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Reclassifications – The Company has disaggregated certain prior year amounts in its Consolidated Statements of Cash Flows to conform to current year presentation.

Recent Accounting Pronouncements –  In January 2010, the FASB issued guidance related to disclosures about fair value measurements.  This guidance requires additional disclosures and clarification of existing disclosures for recurring and nonrecurring fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements within Level 3 measurements. The Company has adopted the guidance effective for periods after December 15, 2009 and included the required disclosures in Note 12 of its consolidated financial statements.  The Company will adopt the additional Level 3 disclosures for annual and interim periods beginning after December 15, 2010. The adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

2.  Inventories:

Inventories consist of the following (in millions):

	September 30, 2010	December 31, 2009
Finished goods	$186.5	$213.8
Raw materials and supplies	56.0	59.4
Total inventories	$242.5	$273.2

3.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	September 30, 2010	December 31, 2009
Land, buildings and structures and leasehold improvements	$219.5	$213.8
Machinery and equipment	456.4	441.5
Office furniture and equipment	21.1	20.6
Mineral interests	175.0	174.5
Construction in progress	124.0	68.8
	996.0	919.2
Less accumulated depreciation and depletion	(488.2)	(455.4)
Property, plant and equipment, net	$507.8	$463.8

4.  Intangible Assets, Net:

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships and are being amortized over 25 years and 7 years, respectively. Amortization expense was $0.3 million during both the three months ended September 30, 2010 and 2009, and $0.9 million during both the nine months ended September 30, 2010 and 2009.

5.  Income Taxes:

Income tax expense was $6.8 million and $11.5 million for the three months ended September 30, 2010 and 2009, respectively, and $34.7 million and $46.3 million for the nine months ended September 30, 2010 and 2009, respectively.  The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At September 30, 2010 and December 31, 2009, the Company had approximately $22.1 million and $22.0 million, respectively, of gross federal NOLs that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of September 30, 2010 and December 31, 2009, the Company’s valuation allowance was $3.7 million at each date. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

6.  Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30, 2010	December 31, 2009
Revolving Credit Facility due December 2010 (a)	$-	$-
Term Loan due December 2012 (a)	266.9	269.0
Incremental Term Loan due December 2012 (a)	123.2	124.1
8% Senior Notes due June 2019	97.7	97.6
	487.8	490.7
Less current portion	(4.1)	(4.1)
Long-term debt, net of current portion	$483.7	$486.6

(a) See Note 14 for additional information regarding the amendment and extension of the Company's debt.

The Term Loan and Incremental Term Loan are secured by all existing and future assets of the Company’s subsidiaries.

7.  U.K. Pension Plan:

The components of net periodic benefit cost for the three and nine months ended September 30, 2010 and 2009 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Service cost for benefits earned during the year	$-	$-	$-	$-
Interest cost on projected benefit obligation	1.0	0.8	2.9	2.4
Expected return on plan assets	(0.9)	(0.8)	(2.7)	(2.4)
Net amortization	0.5	-	1.5	-
Net pension expense	$0.6	$-	$1.7	$-

During the nine months ended September 30, 2010, the Company made $0.9 million of contributions to its U.K. pension plan.

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

9.  Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended September 30, 2010
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$136.3	$36.8	$2.9	$176.0
Intersegment sales	0.2	0.9	(1.1)	-
Shipping and handling cost	33.9	4.9	-	38.8
Operating earnings (loss)	30.7	11.6	(9.6)	32.7
Depreciation, depletion and amortization	8.2	2.9	1.1	12.2
Total assets	690.2	245.0	66.1	1,001.3

	Three Months Ended September 30, 2009
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$155.5	$23.9	$2.9	$182.3
Intersegment sales	0.1	1.8	(1.9)	-
Shipping and handling cost	39.0	2.0	-	41.0
Operating earnings (loss)	43.2	11.6	(10.1)	44.7
Depreciation, depletion and amortization	7.8	2.1	1.0	10.9
Total assets	599.5	223.0	76.0	898.5

	Nine Months Ended September 30, 2010
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$573.4	$130.9	$8.3	$712.6
Intersegment sales	0.5	2.8	(3.3)	-
Shipping and handling cost	160.8	16.9	-	177.7
Operating earnings (loss)	129.7	43.5	(29.4)	143.8
Depreciation, depletion and amortization	24.9	8.1	3.3	36.3

	Nine Months Ended September 30, 2009
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$542.7	$100.5	$7.7	$650.9
Intersegment sales	0.4	7.3	(7.7)	-
Shipping and handling cost	162.6	6.9	-	169.5
Operating earnings (loss)	139.9	63.4	(29.2)	174.1
Depreciation, depletion and amortization	21.9	6.6	3.2	31.7

(a) “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

10.  Stockholders’ Equity and Equity Instruments:

In 2010, the Company granted 97,619 options, 34,535 restricted stock units (“RSUs”) and 6,366 performance stock units (“PSUs”) to certain key employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock.

The PSUs are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return.  Each tranche is calculated based upon a one-year performance period beginning in 2010 and ending in 2012, with each annual tranche receiving between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for the companies comprising the Russell 2000 Index.  The PSUs will vest three years after the grant date.

To estimate the fair value of performance stock units on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 2000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 2000 Index.  The risk free rate was determined using the same methodology as the option valuations as discussed below. The estimated fair value of the performance units is $86.51 per unit.

To estimate the fair value of options on the grant date, the Company uses the Black Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the nine months ended September 30, 2010 is included in the table below. The weighted-average grant date fair value of these options was $27.77.

Range
Fair value of options granted	$24.23 - $28.06
Exercise price	$72.65 - $78.51
Expected term (years)	3 - 6
Expected volatility	42.9% - 51.6%
Dividend yield	2.1%
Risk-free rate of return	1.1% - 2.7%

During the nine months ended September 30, 2010, the Company reissued 111,444 shares of treasury stock related to the exercise of stock options, 45,725 shares related to the release of RSUs which vested and 665 shares related to stock payments.  The Company recorded additional tax benefits of $2.6 million from its equity compensation awards as additional paid-in capital. During the nine months ended September 30, 2010 and 2009, the Company recorded $4.1 million and $3.3 million of compensation expense, respectively, pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2010.

	Stock Options		Restricted Stock Units
	Number of Options Outstanding	Weighted- Average Exercise price	Number of RSUs Outstanding	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	643,927	$38.90	124,898	$48.24
Granted	97,619	78.47	34,535	78.48
Released from restriction	-	-	(45,725)	33.44
Exercised	(111,444)	27.01	-	-
Cancelled/Expired	(2,494)	64.40	(1,034)	62.56
Outstanding at September 30, 2010	627,608	$47.07	112,674	$63.38

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, amortization of the unrealized net pension costs, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income for the nine months ended September 30, 2010 are as follows (in millions):

	Balance December 31, 2009	2010 Change	Balance September 30, 2010
Unrealized gain (loss) on net pension costs	$(15.3)	$0.7	$(14.6)
Unrealized loss on cash flow hedges	(4.6)	(2.0)	(6.6)
Cumulative foreign currency translation adjustment	51.1	3.4	54.5
Accumulated other comprehensive income	$31.2	$2.1	$33.3

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

Cash Flow Hedges

As of September 30, 2010, the Company has entered into natural gas derivative instruments and interest rate swap agreements. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Furthermore, the Company must designate the hedging instruments based upon the exposure being hedged as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of September 30, 2010 and December 31, 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an on-going basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of September 30, 2010, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through June 2013.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2010 and December 31, 2009, the Company had agreements in place to hedge forecasted natural gas purchases of 4.9 and 5.2 million MMBtus, respectively.

As of September 30, 2010, the Company had $390.1 million of borrowings under its senior secured credit agreement (“Credit Agreement”), which are subject to a floating rate.  The Company has $100 million of interest rate swap agreements in place to hedge the variability of future interest payments.  The notional amount of the swaps decreases by $50 million in December 2010 with the final $50 million reduction occurring in March 2011.  As of September 30, 2010, the interest rate swap agreements effectively fix the weighted-average LIBOR-based portion of its interest rate on a portion of its debt at 4.7%, thereby reducing the impact of interest rate changes on future interest cash flows and expense.

As of September 30, 2010, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $6.0 million and $1.7 million of net losses on derivative instruments related to its natural gas and interest rate hedges, respectively.

The following table presents the fair value of the Company’s hedged items as of September 30, 2010 and December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives Designated as Hedging Instruments(a):	Balance Sheet Location	September 30, 2010	Balance Sheet Location	September 30, 2010

Interest rate contracts	Other current assets	$-	Accrued expenses	$1.7
Commodity contracts	Other current assets	-	Accrued expenses(b)	(1.4)
Commodity contracts	Other current assets	0.4	Accrued expenses(b)	7.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	3.4
Total Derivatives Designated as Hedging Instruments		$0.4		$11.1

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

(b)
The Company has master netting agreements with its counterparties and accordingly has netted approximately $1.4 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

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

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three and nine months ended September 30, 2010 and 2009 (in millions):

		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.1	$(1.1)	$0.5	$(3.9)
Commodity contracts	Product cost	4.0	(1.2)	9.5	(2.9)
Total		$4.1	$(2.3)	$10.0	$(6.8)

		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009

Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.9	$(1.6)	$2.0	$(4.6)
Commodity contracts	Product cost	(1.5)	(2.1)	2.9	(8.3)
Total		$(0.6)	$(3.7)	$4.9	$(12.9)

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

	September 30, 2010	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$5.8	$5.8	$-	$-
Derivatives - natural gas instruments	0.4	-	0.4	-
Total Assets	$6.2	$5.8	$0.4	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(5.8)	$(5.8)	$-	$-
Derivatives – natural gas instruments	(9.4)	-	(9.4)	-
Derivatives – interest rate swaps	(1.7)	-	(1.7)	-
Total Liabilities	$(16.9)	$(5.8)	$(11.1)	$-

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

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $5.8 million and $5.5 million as of September 30, 2010 and December 31, 2009, respectively, are stated at fair value based on quoted market prices.  As of September 30, 2010, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $106.0 million compared with the aggregate principal amount at maturity of $100 million. The fair value at September 30, 2010 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $372.5 million compared with the aggregate principal amount at maturity of $390.1 million.  The fair values of the Company’s interest rate swap and natural gas contracts are based on forward yield curves and rates for notional amounts maturing in each respective time-frame.

13.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net earnings	$19.3	$25.7	$89.5	$101.4
Less: net earnings allocated to participating securities (a)	0.3	0.5	1.6	2.1
Net earnings available to common shareholders	$19.0	$25.2	$87.9	$99.3
Denominator (in thousands):
Weighted-average common shares outstanding,shares for basic earnings per share	32,774	32,593	32,727	32,557
Weighted-average stock options outstanding (b)	11	16	13	26
Shares for diluted earnings per share	32,785	32,609	32,740	32,583
Net earnings per common share, basic	$0.58	$0.77	$2.68	$3.05
Net earnings per common share, diluted	$0.58	$0.77	$2.68	$3.05

(a)
Participating securities include options and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 597,000 and 629,000 for the three and nine months ended September 30, 2010, respectively, and 703,000 and 709,000 for the three and nine months ended September 30, 2009.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 764,000 and 775,000 weighted options and performance stock units for the three and nine months ended September 30, 2010, respectively, and 785,000 and 759,000 weighted options outstanding for the three and nine months ended September 30, 2009, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

14.  Subsequent Event:

In October 2010, the Company amended the terms of its Credit Agreement and entered into a new revolving credit facility.  As part of the amendment, the Company extended the maturity of approximately $234 million of its term loans under that credit agreement to 2016.  The remaining approximately $156 million outstanding on the term loan will mature in December 2012.  Both the revolving credit facility and the extended portion of the term loan bear interest at LIBOR plus 2.75% on any outstanding balance, based upon the Company’s current leverage ratio.

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

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our regions.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the non-winter quarters when we build our inventory levels.  The 2009 – 2010 winter season was milder than normal in our North American regions, especially our Canadian regions around the Great Lakes.  During the 2008 – 2009 winter season, winter weather during the fourth quarter of 2008 was significantly more severe than normal while the first quarter of 2009 was less severe than normal in our North American regions.  Our deicing market in the U.K. experienced winter weather which was more severe than normal in both the 2009 – 2010 winter season and the 2008 – 2009 winter season.

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf.  Our domestic sales of SOP are concentrated in the western and southeastern portions of the United States where some crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market which is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity and government food, agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  Crop yields and the quality of high-value or chloride-sensitive crops tend to decline when alternative fertilizers are used. Throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply, which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and remained suppressed through 2009, as the broad agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices. Beginning in the first quarter of 2010, we have experienced a rebound in potash demand.  Potassium chloride (“KCl”) market pricing declined throughout 2009 and into early 2010 from prices experienced at the end of 2008.  However, market prices for potash have stabilized during 2010 at amounts which are well above historical levels though below the levels seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above KCl market pricing, and the resulting average price of our SOP has fluctuated dramatically.  We expect SOP pricing to retain a premium to KCl.

Our North American salt mines and SOP production facility are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has generally increased our shipping and handling costs on a per ton basis.  However, declining oil-based fuel costs beginning late in 2008 and continuing through much of 2009 contributed to lower shipping and handling costs on a per ton basis.  Salt shipping and handling costs on a per ton basis in the third quarter of 2010 were lower than those experienced in the third quarter of 2009, however fuel costs have increased slightly from 2009 levels.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, a deicing and water conditioning agent and feed-stock, which can be used to make a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Miners at our Cote Blanche mine took part in a strike from April 7 to June 15, 2010 relating to scheduling and wages. The strike resulted in additional direct incremental costs of approximately $1.3 million in the second quarter of 2010.  In addition, we had lower salt production for the three and nine months ended September 30, 2010 at both our Cote Blanche and Goderich mines and certain consumer and industrial salt plants.  Much of the reduced production related to deicing product inventory management following a mild winter in our primary service area.  In addition, both the strike at our Cote Blanche mine in the second quarter of 2010 and a two-month delay in equipment installation in the third quarter of 2010 at our Goderich mine as part of its capacity expansion project significantly reduced salt production volumes.  We expect higher per unit costs to persist through the 2010-2011 winter season.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl has increased significantly in recent years, causing continued price increases under our supply contracts.  Beginning in 2010, we have suspended purchases of (and currently do not have plans to purchase) KCl used to supplement our SOP production from solar ponds, due to several factors including the expected future contract price of KCl, existing inventory levels, as well as the expected additional solar pond-based production capacity gained from the Company’s SOP production capacity expansion projects.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which is expected to increase input costs by approximately $3 million per quarter in 2010 when compared to 2009.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business include sales of $2.9 million for both the three months ended September 30, 2010 and 2009, and $8.3 million and $7.7 million for the nine months ended September 30, 2010 and 2009, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Salt Sales (in millions)
Salt sales	$136.3	$155.5	$573.4	$542.7
Less: salt shipping and handling	33.9	39.0	160.8	162.6
Salt product sales	$102.4	$116.5	$412.6	$380.1
Salt Sales Volumes (thousands of tons)
Highway deicing	1,379	1,527	6,723	6,481
Consumer and industrial	571	602	1,625	1,731
Total tons sold	1,950	2,129	8,348	8,212
Average Salt Sales Price (per ton)
Highway deicing	$40.23	$43.62	$49.63	$44.36
Consumer and industrial	141.64	147.56	147.58	147.45
Combined	69.91	73.03	68.69	66.09
Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$36.8	$23.9	$130.9	$100.5
Less: SOP shipping and handling	4.9	2.0	16.9	6.9
SOP product sales	$31.9	$21.9	$114.0	$93.6
SOP Sales Volumes (thousands of tons)	73	34	255	112
SOP Average Price (per ton)	$506	$706	$513	$897

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Sales

Sales for the third quarter of 2010 of $176.0 million decreased $6.3 million, or 3% compared to $182.3 million for the same quarter of 2009.  Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Shipping and handling costs decreased $2.2 million from $41.0 million in third quarter of 2009 to $38.8 million in the third quarter of 2010 due, in part, to lower salt sales volumes during the third quarter of 2010 when compared to the same period of 2009 which was partially offset by higher shipping and handling costs for our specialty fertilizer segment due to higher sales volumes.

Product sales for the third quarter of 2010 of $134.3 million decreased $4.1 million, or 3% compared to $138.4 million for the same period in 2009 principally reflecting lower salt segment product sales volumes and higher specialty fertilizer product sales volumes partially offset by lower average specialty fertilizer prices.

Salt product sales for the third quarter of 2010 of $102.4 million decreased $14.1 million, or 12% compared to $116.5 million for the same period in 2009 due primarily to lower sales volumes and an unfavorable shift in product mix, which together, comprised substantially all of the salt product sales decline. Salt sales volumes in 2010 decreased by 179,000 tons or 8% from 2009 levels consisting principally of lower sales volumes for highway and consumer and industrial deicing products, due to a decrease in early fill orders in 2010 when compared to 2009, following the milder than normal 2009-2010 winter weather season in the North American markets we serve. This decrease was partially offset by an increase in restocking activities by highway deicing customers in the U.K. following the severe 2009-2010 winter season in the U.K and resurgent demand in rock salt sold into the North American non-seasonal chlor-alkali market.

SOP product sales for the third quarter of 2010 of $31.9 million increased $10.0 million, or 46% compared to $21.9 million for the same period in 2009.  This increase was due to higher sales volumes and contributed approximately $25 million to the increase in SOP product sales as demand rebounded significantly in 2010 following a prolonged period of uncertainty about broader potash pricing throughout 2009.  This increase was offset, in large part, by lower prices in the third quarter of 2010 as our average sales price was $506 per ton compared to $706 per ton for the same period in 2009.

Gross Profit

Gross profit for the third quarter of 2010 of $53.4 million decreased $13.2 million or 20% compared to $66.6 million in the third quarter of 2009.  As a percent of total sales, 2010 gross margin decreased by seven percentage points, from 37% to 30%.  The gross profit for the SOP segment was approximately the same as the prior year as higher sales volumes in the 2010 quarter were offset by lower sales prices when compared to the same period in 2009.  The gross margin for the salt segment contributed approximately $13 million to the decline in gross profit.  Salt per unit production costs were higher in the third quarter of 2010 as a  result of sigificantly reduced production volumes, primarily due to a two-month delay in equipment installation at our Goderich mine as part of its capacity expansion project.  We also incurred an increase in input costs of approximately $3 million for KCl used for certain packaged water conditioning products and declines in salt gross profit due to lower salt sales volumes during the third quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2010 of $20.7 million decreased $1.2 million, or 5% compared to $21.9 million for the same period of 2009.  The decrease in expense is primarily due to lower variable compensation expenses.  As a percentage of sales, selling, general and administrative expenses were 12% in both the third quarter of 2009 and the third quarter of 2010.

Interest Expense

Interest expense for the third quarter of 2010 of $5.3 million decreased $0.7 million compared to $6.0 million for the same period in 2009.  This decrease is primarily due to lower market interest rates on our unhedged floating-rate debt.

Other Expense, Net

Other expense of $1.3 million for the third quarter of 2010 decreased $0.2 million when compared to expense of $1.5 million in the third quarter of 2009.  Net foreign exchange losses were $1.7 million in the third quarter of 2010 when compared to $2.2 million in the same quarter of 2009 which was partially offset by lower interest income.

Income Tax Expense

Income tax expense of $6.8 million for the three months ended September 30, 2010 decreased from $11.5 million for the same period in 2009 primarily reflecting lower pre-tax income in the third quarter of 2010.  In addition, our effective tax rate for the three months ended September 30, 2010 decreased due to the effects of refinements made in both the third quarter of 2010 and 2009 related to the expected full-year tax rate.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Sales

Sales for the nine months ended September 30, 2010 of $712.6 million increased $61.7 million, or 9% compared to $650.9 million for the nine months ended September 30, 2009.  Shipping and handling costs were $177.7 million during the first nine months of 2010, an increase of $8.2 million compared to $169.5 million for the same period in 2009.  The increase in shipping and handling costs primarily reflects the higher sales volumes for the nine months ended September 30, 2010 when compared to same period of 2009.

Product sales for the nine months ended September 30, 2010 of $526.6 million increased $52.9 million, or 11% compared to $473.7 million for the same period in 2009.  This increase reflects higher product sales in both salt and specialty fertilizer segments.

Salt product sales of $412.6 million for the nine months ended September 30, 2010 increased $32.5 million or 9% compared to $380.1 million in 2009. This increase was due primarily to higher pricing for our salt products, which contributed approximately $25 million to product sales.  In addition, the weakening of the U.S. dollar in the first quarter of 2010 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, favorably impacted product sales by approximately $12 million. These increases were partially offset by an unfavorable shift in product mix for the nine months ended September 30, 2010 when compared to the same period of 2009.  Salt sales volumes in 2010 increased by 136,000 tons from 2009 levels due primarily to restocking activities by customers in the U.K. following the severe 2009-2010 winter season which was partially offset by lower consumer deicing salt volumes. Winter weather in the first quarter of 2009 was significantly milder than normal in our North American regions and the first quarter of 2010 winter weather was also milder than normal in several of our important North American regions, especially in our Canadian regions around the Great Lakes.

SOP product sales of $114.0 million for the nine months ended September 30, 2010 increased $20.4 million or 22% over $93.6 million during the same period in 2009.  This increase was due to higher sales volumes as demand rebounded significantly following a prolonged period of uncertainty about broader potash pricing throughout 2009.  The higher SOP sales volumes were partially offset by lower prices for the nine months ended September 30, 2010 as our average market price was $513 per ton compared to $897 per ton for the same period in 2009.

Gross Profit

Gross profit for the nine months ended September 30, 2010 of $207.9 million decreased $29.0 million, or 12% compared to $236.9 million for the same period in 2009.  As a percent of total sales, 2010 gross margin decreased by seven percentage points, from 36% to 29%.  The gross margin for the SOP segment contributed approximately $19 million to the decline in gross profit due primarily to lower sales prices partially offset by higher sales volumes.  The gross margin for the salt segment contributed approximately $10 million to the decline in gross profit.  Salt price realizations were offset by unfavorable product mix and higher per unit productions costs.  We had lower salt production for the nine months ended September 30, 2010 when compared to the same period in 2009 at our Cote Blanche and Goderich mines and certain consumer and industrial salt plants.  Much of the reduced production related to deicing product inventory management following a mild winter in our primary service area.  In addition, the strike at our Cote Blanche mine in the second quarter of 2010 and a two-month delay in equipment installation in the third quarter of 2010 at our Goderich mine as part of its capacity expansion project significantly reduced production volumes.  In addition, the weakening of the U.S. dollar when compared to the prior year exchange rate for the Canadian dollar and the British pound sterling unfavorably impacted unit costs by approximately $9 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2010 nine-month period of $64.1 million increased $1.3 million, or 2% compared to $62.8 million for the same period of 2009.  The increase in expense is primarily due to investments in personnel to support ongoing growth and productivity initiatives in 2010 when compared to 2009.  As a percentage of sales, selling, general and administrative expenses declined from 10% in the nine months ended September 30, 2009 to 9% in the nine months ended September 30, 2010.

Interest Expense

Interest expense for the nine months ended September 30, 2010 of $16.5 million decreased $3.6 million compared to $20.1 million for the same period in 2009.  This decrease is primarily due to lower market interest rates on our unhedged floating-rate debt and the refinancing of approximately $90 million of the Company’s 12% Senior Subordinated Discount Notes with 8% Senior Notes in June 2009.

Other Expense, Net

Other expense of $3.1 million for the nine months ended September 30, 2010 decreased $3.2 million from $6.3 million in the same period of 2009.  Net foreign exchange losses were $3.4 million in the nine months ended September 30, 2010 when compared to losses of $2.6 million in the same period in 2009.  The nine months ended September 30, 2009 also includes a $5.0 million charge related to the refinancing of the 12% senior subordinated discount notes, including tender and other fees of $4.1 million and the write-off of deferred financing fees of $0.9 million.

Income Tax Expense

Income tax expense of $34.7 million for the nine months ended September 30, 2010 decreased $11.6 million from $46.3 million for the same period in 2009 primarily reflecting the decline in pre-tax income in 2010.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $68.9 million as of September 30, 2010 increased $55.4 million from December 31, 2009 due primarily to operating cash flows of $168.1 million generated in the nine months ended September 30, 2010.  We used a portion of those cash flows to fund capital expenditures of $77.1 million and to pay dividends on our common stock of $39.0 million.

As of September 30, 2010, we had $487.8 million of principal indebtedness consisting of $97.7 million 8% Senior Notes ($100 million at maturity) due 2019 and $390.1 million of borrowings outstanding under our Credit Agreement.  Our Credit Agreement also includes a Revolving Credit Facility which provides borrowing capacity up to an aggregate amount of $125.0 million.  In October 2010, the Company amended the terms of its Credit Agreement and entered into a new revolving credit facility.  As part of the amendment, the Company extended the maturity of approximately $234 million of its term loans under that credit agreement to 2016.  The remaining approximately $156 million outstanding on the term loan will mature in December 2012.  No amounts were borrowed under our Revolving Credit Facility as of September 30, 2010. We had $9.4 million of outstanding letters of credit as of September 30, 2010 which reduced our borrowing availability to $115.6 million.

In 2009, we refinanced the remaining $89.6 million in outstanding 12% Senior Subordinated Discount Notes with 8% Senior Notes.  Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our Credit Agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of September 30, 2010, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Nine Months Ended September 30, 2010 and 2009

Net cash flows provided by operating activities for the nine months ended September 30, 2010 were $168.1 million, an increase of $99.6 million compared to $68.5 million for the nine months ended September 30, 2009. The $36.5 million reduction in working capital items in the nine months ended September 30, 2010 compared to an increase of $83.0 million in working capital in the nine months ended September 30, 2009 reflects our substantial investment in inventories during 2009 to replenish depleted salt inventories due to strong salt sales in the fourth quarter of 2008 and our election to continue to produce SOP in excess of the demand to replenish previously depleted inventories, leverage our low-cost production methods and gain flexibility to service any possible surge during a rebound in demand.  During 2010, we have modestly liquidated inventories since the beginning of the year, resulting in a year-to-date net cash inflow from inventories.  Additionally, due to the seasonal nature of our deicing products, our working capital changes will vary with the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $78.1 million and $57.8 million for the nine months ended September 30, 2010 and 2009, respectively, resulted from capital expenditures of $77.1 million and $53.6 million respectively.  Our capital expenditures in 2010 include expenditures in both our Goderich mine expansion project, to increase that mine’s annual production capacity, and activities to support the SOP evaporation plant expansion and yield improvement projects at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.  In addition, we acquired the assets of a salt packaging and depot handling facility in Minnesota for $3.6 million in the second quarter of 2009.

Financing activities during the 2010 nine-month period used $36.3 million of cash flows, primarily to make $39.0 million of dividend payments which was partially offset by proceeds received from stock option exercises.  During 2009, we used $42.3 million in financing activities primarily to make $8.6 million of payments to reduce our outstanding debt drawn on our Revolving Credit Facility, $35.3 million of dividend payments and $6.5 million of tender costs and other fees related to issuance of our 8% Senior Notes and related redemption of our 12% Senior Subordinated Discount Notes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$19.3	$25.7	$89.5	$101.4
Interest expense	5.3	6.0	16.5	20.1
Income tax expense	6.8	11.5	34.7	46.3
Depreciation, depletion and amortization	12.2	10.9	36.3	31.7
EBITDA	$43.6	$54.1	$177.0	$199.5
Other non-operating expenses:
Other expense, net	1.3	1.5	3.1	6.3
Adjusted EBITDA	$44.9	$55.6	$180.1	$205.8

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance related to disclosures about fair value measurements.  This guidance requires additional disclosures and clarification of existing disclosures for recurring and nonrecurring fair value measurements.  The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements within Level 3 measurements. The Company has adopted the guidance effective for periods after December 15, 2009 and included the required disclosures in Note 12 of its consolidated financial statements.  The Company will adopt the additional Level 3 disclosures for annual and interim periods beginning after December 15, 2010. The adoption of this guidance will not have an impact on the Company’s financial position or results of operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5.  Other Information

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted.  Section 1503 of the Act requires mining companies disclose in their periodic reports information about their mines subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  The operation of our mine in Cote Blanche, Louisiana is inspected by MSHA on an ongoing basis and MSHA issues citations and/or orders when it believes a violation under the Mine Act has occurred.  The following table provides the information required under §1503 of the Act for the three months ended September 30, 2010.

	Mine Act
Mine	Total # of S&S Violations under §104	Total # of Orders under §104(b)	Total # of Unwarrantable Failure Citation/Orders under §104(d)	Total # of Flagrant Violations under §110(b)(2)	Total # of Immenent Danger Orders under §107(a)	Total Dollar Value of Proposed MSHA Assessments	Total # of Mining Related Fatalities

Cote Blanche, LA	5	0	0	0	0	$4,323	0

As of September 30, 2010, the Company has not received any written notice from the MSHA regarding violations under §104(e) of the Mine Act.  In addition, there is no pending legal action before the Federal Mine Safety & Health Review Commission.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*
Amendment and Restatement Agreement dated as of September 30, 2010, to the Credit Agreement dated as of November 28, 2001 among Compass Minerals International, Inc., Sifto Canada Corp., Salt Union Limited, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. as administrative agent

10.2*
Amendment No. 1 to the US Collateral and Guaranty Agreement dated as of September 30, 2010 among Compass Minerals International, Inc., each subsidiary of Compass Minerals International, Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements (tagged as blocks of text)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 27, 2010	/s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: October 27, 2010	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Vice President and Chief Financial Officer