Form 10-K
period 2010-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2011-02-22
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Registrant’s telephone number, including area code:
(913) 344-9200
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☒

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
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,301,535,835, based on the closing sale price of $70.28 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 17, 2011 was 32,840,439 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of	Part III, Items 10, 11, 12, 13 and 14
Stockholders to be held May 11, 2011 (Proxy Statement)

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (the “report”) contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward-looking statements. These risks and other factors include, among other things, those listed under Item 1A, “Risk Factors,” and elsewhere in this report. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Item 1A, “Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement.
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report. Factors that could cause actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	domestic and international general business and economic conditions;

•	hazards of underground mining;

•	governmental policies affecting the highway maintenance programs, consumer and industrial industry or agricultural industry in localities where we or our customers operate;

•	weather conditions;

•	the impact of competitive products;

•	pressure on prices realized by us for our products;

•	constraints on supplies of raw materials used in manufacturing certain of our products, or the price or lack of availability of transportation services;

•	our ability to attract and retain skilled personnel or avoid a disruption in our workforce;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	difficulties or delays in receiving and renewing required governmental and regulatory approvals;

•	the impact of new technology on the demand for our products;

•	market acceptance issues, including the failure of products to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	the impact of indebtedness and interest rates;

•	foreign exchange rates and fluctuations in those rates;

•	the costs and effects of legal proceedings, including environmental and administrative proceedings involving us;

•	customer expectations about future potash market prices and availability and agricultural economics;

•	credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability;

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

•	changes in tax laws or estimates; and

•	other risk factors included in this Form 10-K and reported from time to time in our filings with the Securities and Exchange Commission (“SEC”). See “Where You Can Find More Information.”

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from publicly available information and industry publications, surveys, market research, internal company surveys, and consultant surveys. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental United States and Canada, references to the United Kingdom (“U.K.”) include only England, Scotland and Wales, and statements as to our position relative to our competitors or as to market share refer to the most recent available data.  Statements concerning (a) North American consumer and industrial salt are generally based on historical sales volumes, (b) North American highway deicing salt are generally based on historical sales volumes, (c) sulfate of potash are generally based on historical sales volumes and (d) U.K. highway deicing salt sales are generally based on historical production capacity. Except where otherwise noted, all references to tons refer to “short tons.” One short ton equals 2,000 pounds.  Except where otherwise noted, all amounts are in United States (“U.S.”) dollars.

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

Unless the context requires otherwise, references in this annual report to the “Company,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries collectively.

ITEM 1.	BUSINESS

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2010, we operated 11 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada, and the largest rock salt mine in the U.K. in Winsford, Cheshire.  Our solar evaporation facility located in Ogden, Utah, is the largest solar salt production site in North America.  We provide highway deicing salt to customers in North America and the U.K. and specialty fertilizer to growers and fertilizer distributors worldwide. We also produce and market consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, England.
Prior to December 2007, all of our operating subsidiaries were owned by Compass Minerals Group, Inc. (“CMG”), a wholly owned subsidiary of CMI.  In December 2007, CMG was merged into CMI.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

SALT SEGMENT

Salt is indispensable and enormously versatile with more than 14,000 reported uses. In addition, there are no known cost-effective alternatives for most uses. As a result, our cash flows from salt have not been materially impacted by a variety of economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high-grade quality and among the most extensive in the world, and because we use effective mining techniques and efficient production processes.
Through our salt segment, we mine, produce, process and distribute sodium chloride and magnesium chloride in North America and the U.K., including rock salt, mechanically evaporated and solar evaporated salt, and liquid and flake magnesium chloride. We also purchase potassium chloride and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products.  Sodium chloride (either as a single mineral or in combination with other chlorides) represents the vast majority of the products we produce and sell.  Accordingly, we refer to these products collectively as “salt,” unless otherwise noted.  Our salt products are marketed primarily in the U.S., Canada and the U.K. Salt is used in a wide variety of applications, including as a deicer for both highway and consumer or professional use (rock salt and specialty deicers, which include pure or blended magnesium chloride, potassium chloride and calcium chloride salts with sodium chloride), an ingredient in the production of chemicals, for water treatment and a variety of other consumer and industrial uses.  Consumer and industrial uses include application as a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds, an essential component in both industrial and residential water softeners and as an additive to aid in the disinfection of spas and swimming pools.
The demand for salt has historically remained relatively stable during periods of rising prices and during a variety of economic cycles due to its relatively low cost with a diverse number of end uses.  However, demand for deicing products is affected by the number and intensity of winter weather precipitation events in our service territories.  On average, over the last three years, approximately 70% of our deicing product sales (or 37% of consolidated sales) occurred during the months of November through March when winter weather was most severe.  See Note 13 of the Company’s Consolidated Financial Statements for salt segment financial information.

Salt Industry Overview
The salt industry is characterized by a long history of modest growth and steady price increases across various grades, after factoring in mild and severe weather impacts. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing and nutritional supplements for livestock. We estimate that the consumption of highway deicing rock salt in North America is approximately 29 million tons per year (approximately 22 million tons per year in the markets we serve), while the consumer and industrial market totals approximately 13 million tons per year. In the U.K., we estimate that the size of the highway deicing market is approximately 2 million tons per year. According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2009, the production of salt used in highway deicing and for consumer and industrial products in the U.S. has increased at an historical average of approximately 1% - 2% per year.
Salt prices vary according to purity and its pricing differences reflect, among other things, variations in refining and packaging processes. According to the latest USGS data, during the thirty-year period ending 2009, prices for salt used in highway deicing and consumer and industrial products in the U.S. have increased at an historical average of approximately 3% - 4% per year. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by producers located near their customers.

Processing Methods
Our current production capacity, including salt and other minerals purchased under contracts, is approximately 16.9 million tons of salt per year.  Mining, other production activities and packaging are currently conducted at 11 of our facilities.  Additionally, finished product is purchased from suppliers under contracts at four facilities.  The three processing methods we use to produce salt are described below.

Underground Rock Salt Mining - We use a drill and blast mining technique at our North American underground rock salt mines. Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. At our Winsford, U.K., facility, we also use a continuous mining process. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is primarily sold in our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 85% of our current annual salt production capacity.  See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”

Mechanical Evaporation - Mechanical evaporation involves obtaining salt brine from underground salt deposits through a series of brine wells and subjecting that salt-saturated brine to vacuum pressure and heat to precipitate and crystallize salt.  The primary power sources are natural gas and electricity. The resulting product has both a high purity and uniform physical shape. Mechanically evaporated salt is primarily sold through our consumer and industrial salt product lines and represents approximately 6% of our current annual salt production capacity.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Solar Evaporation – Solar evaporation is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. Solar salt is sold through our consumer and industrial salt product lines and in our highway deicing applications. Solar evaporation represents approximately 9% of our current annual salt production capacity.
We also produce magnesium chloride through the solar evaporation process. We precipitate sodium chloride and potassium-rich salts from the brine, leaving a concentrated magnesium chloride brine solution.  This resulting concentrated brine becomes the raw material used to produce several magnesium chloride products, which are sold through both our consumer and industrial and highway deicing product lines.

Operations and Facilities
United States - Our Cote Blanche, Louisiana rock salt mine serves highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers (and their major tributaries) and chemical customers and agricultural customers in the Southern and Midwestern U.S. Our Central and Midwestern U.S. consumer and industrial customer base is primarily served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from a supplier’s facility in Michigan. Our solar evaporation facility located in Ogden, Utah, is the largest solar salt production site in North America. This facility principally serves the Midwestern and Western U.S. consumer and industrial markets, provides salt for highway deicing and chemical applications, and produces magnesium chloride, which is used in deicing, dust control and soil stabilization applications. The production capacity for solar-evaporated salt at our Ogden facility is currently only limited by demand. We also operate three salt packaging facilities in Illinois, Minnesota and Wisconsin, which principally serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern U.S.

Canada - We produce finished products at four locations in Canada. Our Goderich, Ontario, rock salt mine serves the highway deicing markets and the consumer and industrial markets in Canada and the Great Lakes region of the U.S., principally through a series of depots located around the Great Lakes and through packaging facilities. Mechanically evaporated salt used for our consumer and industrial product lines is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario, in Central Canada; and Unity, Saskatchewan, in Western Canada. We also purchase salt and other products, including potassium chloride (“KCl”) for the consumer and industrial and the highway deicing markets in the U.S. and Canada, from a potash producer’s facilities located in Saskatchewan.

United Kingdom - Our U.K. highway deicing customer base is served by the Winsford rock salt mine in Northwest England, near Manchester.

The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2010:

Location	Annual Production Capacity (tons)	Product Type
North America
Goderich, Ontario Mine(a)	9,000,000	Rock Salt
Cote Blanche, Louisiana Mine	3,400,000	Rock Salt
Ogden, Utah:
Salt Plant	1,500,000	Solar Salt
Magnesium Chloride Plant (b)	550,000	Magnesium Chloride
Lyons, Kansas Plant	450,000	Evaporated Salt
Unity, Saskatchewan Plant	175,000	Evaporated Salt
Goderich, Ontario Plant	175,000	Evaporated Salt
Amherst, Nova Scotia Plant	120,000	Evaporated Salt
United Kingdom
Winsford, Cheshire Mine	1,500,000	Rock Salt

(a)	Our most-recent Goderich mine expansion project during 2008-2010 has increased our capacity from 7,500,000 tons.
(b)	The magnesium chloride amount includes both brine and flake.

Salt production, including magnesium chloride, at these facilities totaled an aggregate of 11.0 million tons, 15.1 million tons and 13.4 million tons for the years ended December 31, 2010, 2009 and 2008, respectively.  Variations in production volumes are typically attributable to variations in the winter season weather ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.  Our Goderich rock salt mine expansion project, was essentially completed during 2010 with full availability as demand warrants increasing that mine’s annual capacity to 9.0 million tons.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Salt is found throughout the world and, where it is commercially produced, it is typically deposited in extremely large quantities. Our production facilities have access to vast mineral deposits. In most of our production locations, we estimate the recoverable salt reserves to last at least several more decades at current production rates and capacities. Our rights to extract those minerals may be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms without incurring substantial costs or material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 85% of our salt producing capacity.  See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”  Each of these mines is operated with modern mining equipment and utilizes subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops, and extensive raw materials handling systems. We believe our properties and our operating equipment are maintained in good working condition.
The mine site at Goderich, Ontario, is owned. We also maintain a mineral lease at Goderich with the provincial government, which grants us the right to mine salt. This lease expires in 2022 with the Company’s option to renew until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Cote Blanche mine is operated under land and mineral leases with third-party landowners who grant us the right to mine salt. The leases expire in 2060. The mine site and salt reserves at the Winsford mine are owned.
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 51, 45 and 165 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 123, 73 and 20 years, respectively. Our mineral interests are amortized on an individual mine basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, the results of reserve studies completed by a third-party geological engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of our extraction rates based upon an expectation of operating the mines on a long-term basis. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both the presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt, requires proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality.  Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
We package salt products at three additional facilities. The table below shows the packaging capacity at each of these facilities:

Location	Annual Packaging Capacity (tons)
Kenosha, Wisconsin	150,000
Chicago, Illinois	150,000
Duluth, Minnesota	100,000

We also have contracts to purchase finished salt and potassium chloride products from suppliers at four North American locations.  Two of these contracts have a minimum purchasing commitment for evaporated salt, one of which we can cancel with one year’s notice.

Products and Sales - We sell our salt products through our highway deicing product line (which includes liquid magnesium chloride and calcium chloride as well as rock salt treated with these minerals) and our consumer and industrial product line (which includes pure and blended products containing magnesium chloride, calcium chloride and KCl). Highway deicing, including salt sold to chemical customers, constituted approximately 48% of our gross sales in 2010. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both untreated and treated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process as well as through some longer-term contracts, with price, product quality and delivery capabilities as the primary competitive market factors. See Item 1A, “Risk Factors – Our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities.” Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the cost to deliver products to customers in North America, the locations of the salt sources and distribution networks also play a significant role in the ability of suppliers to serve customers.  We have an extensive network of approximately 95 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems (and their major tributaries) where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt and liquid magnesium chloride from our Ogden, Utah facility are also used for highway deicing in the Western and upper Midwest regions of the U.S.  Treated rock salt, which is typically rock salt treated with liquid magnesium chloride and other organic materials that enhance the performance of the salt, is sold throughout our markets.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

We produce highway deicing salt in the U.K. at our mining facility at Winsford, Cheshire, the largest rock salt mine in the U.K. We believe our production capability and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are recognized as a key strategic provider by the U.K.’s Highways Agency. As such, we help the Highways Agency develop standards for deicing products and services that are provided to them through their deicing application contractors. In the U.K., approximately 65% of our highway deicing business is on multi-year contracts.
Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately 70% of our deicing product sales (or 37% of consolidated sales) occurred during the months of November through March when winter weather was most severe. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern U.S. where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A, “Risk Factors – The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
Our principal chemical customers are producers of intermediate chemical products used in the production of vinyls and other chemicals, pulp and paper as well as water treatment and a variety of other industrial uses. Our customer locations typically do not have a captive source of salt brine. We typically have multi-year supply agreements, which are negotiated privately with our chemical customers. Price, service, product quality and security of supply are the major competitive market factors.
Sales of our consumer and industrial products accounted for approximately 33% of our 2010 gross sales. We are the third largest producer of consumer and industrial salt products in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer and professional ice control, food processing, pool salt, agricultural applications and a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in North America. Our Sifto® brand encompasses a full line of salt products, which are well recognized in the Canadian market.
The Company’s consumer and industrial business is driven by private label products, emerging brands and strong customer relationships.  Our consumer and industrial product line is distributed through many channels including, but not limited to, retail, agricultural, industrial, janitorial/sanitation and resellers.  The consumer and industrial product line is channeled from the Company’s plants and third-party warehouses to our customers using a combination of direct sales personnel, contract personnel and a network of brokers or manufacturers’ representatives.
The table below shows our shipments of salt products:

	Year ended December 31,
	2010		2009		2008
(thousands of tons)	Tons	%	Tons	%	Tons	%
Highway Deicing	10,008	81	9,608	80	12,237	81
Consumer and Industrial	2,357	19	2,463	20	2,852	19
Total	12,365	100	12,071	100	15,089	100

Competition – We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America, but these mostly impact the East Coast and West Coast of the U.S. where we have minimal market presence. In the U.K., two competitors produce highway deicing salt: one in Northern England and one in Northern Ireland. There are typically not significant imports of highway deicing salt into the U.K.  See Item 1A, “Risk Factors – Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of or demand for our products.”

SPECIALTY FERTILIZER SEGMENT

Fertilizers serve a significant role in efficient crop production around the world.  Potassium is a vital nutrient for virtually all crops, which assists in regulating plants’ growth and improving durability. Potassium is contained in the two major forms of potash fertilizer, SOP and KCl.  SOP is primarily used as a specialty fertilizer, providing essential potassium to increase the yield and quality of crops, which tend to be high-value or chloride-sensitive, such as vegetables, fruits, potatoes, nuts, tobacco and turf grass. We are the leading SOP producer and marketer in North America and we also market SOP products internationally. We offer several sizes of SOP products, which are designed to better serve the special needs of our customers. Our SOP plant is the largest in North America and one of only three SOP solar brine evaporation operations in the world.  In 2010, the specialty fertilizer segment accounted for approximately 18% of our gross sales. See Note 13 of the Company’s Consolidated Financial Statements for segment financial information.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity and government food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality tend to decline when alternative fertilizers are used.

Potash Industry Overview
The average annual worldwide consumption of all potash fertilizers is approximately 62 million tons. KCl is the most common source of potassium and accounts for approximately 85% of all potash consumed in fertilizer production. SOP represents approximately 10% of all potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, potassium nitrate and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide and different combinations of co-nutrients.
KCl is the most widely used potassium source for most crops and is typically a less expensive form of potash fertilizer than SOP. SOP is generally priced at a premium to KCl.  Market conditions affecting KCl have similar effects on SOP.  SOP (which contains the equivalent of approximately 50% potassium oxide) is utilized by growers for many high-value crops, especially where there are needs or a desire for fertilizers with low chloride content or when the grower seeks a higher yield or quality for their crops. The use of SOP has been proven to improve the yield and/or quality of certain crops such as potatoes, citrus fruits, grapes, almonds, some vegetables, tobacco and turfgrass, including turf for golf courses.
Through 2008, world-wide consumption of potash increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  In addition, increases in energy prices over time, as well as certain government policies, improved the economics of ethanol and bio-diesel production or increased their use, which utilize agricultural products as feedstock.  The increased demand and limited supply of potash at then-current capacity levels, led to increased overall potash market prices, most significantly in 2008.  Throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply, which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and remained suppressed through 2009, as the broader agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices, which we believe resulted in a depletion of potassium levels in the soil.  However, we believe some growers have refined application techniques to reduce inefficiencies.  Beginning in the first quarter of 2010, we have experienced a rebound in potash demand.  KCl market pricing declined throughout 2009 and into early 2010 from prices experienced at the end of 2008.  However, market prices for potash stabilized during 2010 at values which are well above historical levels though below the levels seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above KCl market pricing, and the resulting average price of our SOP has fluctuated dramatically.  We expect SOP pricing to retain a premium to KCl.
Approximately 63% of our annual SOP sales volumes in 2010 were made to domestic customers, which include retail fertilizer dealers and distributors of agricultural products as well as professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements. See Item 1A, “Risk Factors – Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of and demand for our products.”

Operations and Facilities
Through December 31, 2010, all of our SOP is produced at the Great Salt Lake west of Ogden, Utah. It is the largest SOP production facility in North America. The evaporation system utilizes solar energy and operates over 40,000 acres of evaporation ponds to produce salt, SOP and magnesium chloride from the brine of the Great Salt Lake. The property utilized in our operation is both owned and leased under renewable leases from the state of Utah. We believe that our property and operating equipment are maintained in good working condition. During 2011, this facility will have the capacity to annually produce approximately 550,000 tons (including approximately 350,000 tons from solar ponds) of SOP, approximately 550,000 tons of magnesium chloride, and 1.5 million tons of salt annually.  These recoverable minerals exist in vast quantities in the Great Salt Lake. We believe the recoverable minerals exceed 100 years of reserves at current production rates and capacities and are so vast that quantities will not be significantly impacted by our production. Our rights to extract these minerals are contractually limited although we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions.
Initially, we draw mineral-rich lake water, or brine, from the Great Salt Lake into our solar evaporation ponds.  The brine moves through our various solar evaporation ponds in stages over a two-year production cycle.  Water has the capacity to hold only a limited amount of minerals.  As the water evaporates and the mineral concentration increases, some of those minerals must naturally precipitate out of the water where they are deposited on the floors of the solar evaporation ponds. In our ponds, the salt (sodium chloride) minerals are the first to precipitate.  We

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

monitor the changing mineral composition during evaporation and manage deposition of specific compounds by either pumping or allowing the brine to flow by gravity to the next pond in the series, where this process continues.  Eventually, potassium compounds drop from the brine, leaving a floor of potassium-enriched salts.  The remaining brine, now almost exclusively magnesium compounds, flows to holding ponds before it is processed into magnesium chloride products for sale. The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high purity SOP in our production facility.
We can use KCl as a raw material feedstock to supplement the Company’s solar harvest. We currently have a contract with a supplier for the purchase of KCl that is subject to annual price changes based on prior year changes in the market price of KCl.  Over the past three years, we have produced approximately 35% of our finished SOP from raw materials purchased under this KCl supply contract.  The market price for KCl has increased significantly in recent years, causing continued price increases under our KCl supply contract.  However, due to the time lag and formula for the annual contract price adjustment through 2009, our contract pricing was favorable to market.  See Item 1A, “Risk Factors – Our production process consumes large amounts of natural gas and electricity.  Additionally, KCl is a raw material feedstock used to supplement our SOP solar harvest, produce some of our deicing products and sell for water conditioning applications.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations.”  In 2010, we suspended purchases of, and currently do not have plans to purchase, KCl used to supplement our SOP production from solar ponds due to several factors, including the expected future contract price of KCl, existing inventory levels and  the expected additional solar pond-based production capacity gained from our SOP production capacity expansion projects.
In 2007 we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase includes some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity of our SOP plant. These improvements are expected to increase our solar-pond-based SOP production capacity progressively through 2011, achieving pond-based capacity of approximately 350,000 tons annually during 2011.
In 2010, we began a multi-year plan to utilize new technology to increase the yield of our SOP harvest using our existing ponds by sealing the pond dike walls to significantly reduce brine migration through these walls.  The new technology is expected to increase the efficiency of our solar evaporation ponds by 60 percent in stages over the next several years.  The new technology is expected to increase current capacity incrementally each year beginning in 2012 and, when complete, add an additional 220,000 tons to our solar pond-based capacity, bringing expected total solar pond-based annual capacity to 570,000 tons.
In addition, we are currently working to expand our solar evaporation pond acreage at the Great Salt Lake, which requires both leases and permits from governmental authorities.  The permitting process is both lengthy and complicated.  We have held permits and leases to operate on approximately 45,000 acres for many years.  We are currently seeking to acquire permits to operate on an additional 23,000 acres on which we have leases and for an additional 38,000 acres for which we have applied for leases.  Certain organizations have challenged the process for granting leases for this expansion project. The final scope of this phase of expansion will be determined following the U.S. Army Corps of Engineers’ comprehensive permitting process and our detailed engineering analysis.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year.  There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product. See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”  If we are unable to obtain all or a portion of the required permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2010, total capital expenditures related to this project were $4.3 million.
In January 2011, we acquired Big Quill Resources, Inc., Canada’s leading SOP producer, which is expected to add 40,000 tons to our SOP capacity.  The facility is located on the south shore of Big Quill Lake in Saskatchewan, Canada, and produces high-purity SOP.
Products and Sales - Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. International SOP sales volumes in 2010 were 37% of our annual SOP sales.  See Note 13 to our Consolidated Financial Statements. We have an experienced global sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.
The table below shows our domestic and export shipments of SOP:

	Year Ended December 31,
	2010		2009		2008
(thousands of tons)	Tons	%	Tons	%	Tons	%
U.S.	228	63	118	77	248	63
Export(a)	134	37	35	23	143	37
Total	362	100	153	100	391	100
(a)	Export sales include product sold to foreign customers at U.S. ports.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Competition - Approximately 49% of the world SOP capacity is located in East Asia, 36% in Western Europe, 8% in North America and the remaining 7% in various other countries. The world capacity of SOP totals about 8 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile and Belgium. In addition, there is also functional competition between SOP and other forms of potash crop nutrients. For exports into Asia, the Pacific Rim countries and Latin America, we compete on a global level with various other producers.  See Item 1A, “Risk Factors – Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of and demand for our products.”

OTHER

DeepStore is our records management business in the U.K. that utilizes certain excavated portions of our salt mine in Winsford, Cheshire for secure underground document storage and utilizes two locations in London, England.  Currently, DeepStore does not have a significant share of the document storage market, nor is it material in comparison to our salt and specialty fertilizer segments.

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: “American Stockman®,” “Choice®,” “DeepStore®,” “FreezGard®,” “K-Life®,” “Nature’s Own®,” “Organic K+®,” “ProSoft®,” “Safe Step®,” “Sifto®,” “Sure Soft®,” “Thawrox®,” “Turf Blend®,” and “Winter Storm®.” No single patent, trademark or trade name is material to our business as a whole.
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
With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See Item 1A, “Risk Factors – Our intellectual property may be misappropriated or subject to claims of infringement.”

EMPLOYEES

As of December 31, 2010, we had 1,776 employees, of which 890 are employed in the U.S., 715 in Canada and 171 in the U.K. Approximately 30% of our U.S. workforce and approximately 50% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, five will expire in 2011, two will expire in 2012 and two will expire in 2013. Although the terms of a new collective bargaining agreement have not been reached with the union at Cote Blanche, we continue to operate the mine at full capacity.  Approximately 10% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be satisfactory.  See Item 1A, “Risk Factors – If we cannot successfully negotiate new collective bargaining agreements we may experience significant increases in the cost of labor or a disruption in our operations.”

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

PROPERTIES

We have leases for packaging and other facilities, which are not individually material to our business.  The table below sets forth our principal properties:

		Land and Related Surface Rights		Mineral Reserves
Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(1)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(2)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(2)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2016/2030(3)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2025	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2020	N/A	N/A
(1)	The Ogden lease renews on an annual basis.
(2)	Subject to our right of renewal through 2043.
(3)	Consists of two leases expiring in 2016 and 2030 subject to our right of renewal through 2037 and 2051, respectively.

With respect to each facility at which we extract salt, brine or SOP, permits or licenses are obtained as needed in the normal course of business based on our mine plans and federal, state, provincial and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits to support historical rates of production.
Our mineral leases have varying terms. Some will expire after a set term of years, while others continue indefinitely. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. We believe we will be able to continue to extend our material mineral lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions. In addition, we own a number of properties and are party to non-mining leases that permit us to perform activities that are ancillary to our mining operations, such as surface use leases for storage at depots and warehouse leases.  We also lease two warehouses in London, U.K., to facilitate our records management business.  Both of these leases expire in 2025.  We believe that all of our leases were entered into at market terms.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

The following map shows the locations of our principal mineral extraction, packaging and document storage operating facilities as of December 31, 2010:

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
We have expended, and anticipate that we will continue to expend, financial and managerial resources to comply with EHS standards. We estimate that our 2011 EHS capital expenditures will total approximately $6.2 million. We expect that our estimated expenditures in 2011 for reclamation activities will be approximately $0.2 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2011 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it is probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2010, we had recorded environmental accruals of $1.7 million.

Product Requirements and Impacts
International, federal, state and provincial standards (i) require registration of many of our products before such products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Environmental, natural resource and public health agencies at all regulatory levels continue to evaluate alleged health and environmental impacts that might arise from the handling and use of products such as those we manufacture. The U.S. Environmental Protection Agency( the “EPA”), the State of California and The Fertilizer Institute have each completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that, based on the available data, crop nutrient materials generally do not pose harm to human health. It is unclear whether any further evaluations may result in additional standards or regulatory requirements for the producing industries, including us, or for our customers. It is the opinion of management that the potential impact of these standards on the market for our products or on the expenditures that may be necessary to meet new requirements will not have a material adverse effect on our business, financial condition or results of operations.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

In 2001, the Canadian government released a Priority Substances List Assessment Report for road salts. This report found that use of road salts may cause adverse effects to the environment. Based on this report, the Minister of Environment proposed regulating road salt under the Canadian Environmental Protection Act. Canada’s federal cabinet did not take final action with respect to this regulatory proposal. In lieu of any regulatory action, in 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for users of road salts. The Code of Practice requires large users of road salts across Canada to develop salt management plans. On a provincial level, in its 2006–2007 Annual Report, the Environmental Commissioner of Ontario recommended, along with other items, the development of a comprehensive, mandatory, province-wide road salts management strategy.  We do not believe that these activities have had or will have a material direct effect on us, but further development of salt management plans and road salts management strategies could lead to changes in the application or amount of road salts used in Canada, particularly in Ontario.
Given the importance of road salts for traffic safety and the current lack of any practical substitute, we believe it unlikely that any guidelines or regulations would result in a complete ban on the use of road salts. As noted in the 2001 report, the use of road salts and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the 2001 report, we have attempted to work more closely with the Canadian government as well as its provinces and municipalities to better manage the storage and use of our road salts. We cannot predict whether road salts would be subject to future regulation. Standardized guidelines for the storage and use of road salts or any alternate deicing products may cause us to encounter reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, although we are not aware of any similar regulatory proposals governing road salts in either the U.S. or the U.K., we cannot guarantee that such proposals will not arise.

Operating Requirements and Impacts
We hold numerous environmental and mining permits, water rights and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for extraction of salt and brine, emissions of process materials to air and discharges to surface water, and injection of brine and wastewater to subsurface wells. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. In addition, changes to environmental and mining regulations or permit requirements could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. See Item 1A, “Risk Factors – Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.”
We have also developed alternative mine uses. For example, we sold an excavated portion of our salt mine in the U.K. to a subsidiary of Veolia Environnement (“Veolia”), a business with operations in the waste management industry.  That business is permitted by the jurisdictional environmental agency to dispose of certain stable types of hazardous waste in the area of the salt mine owned by them. We believe that the mine is stable and provides a secure disposal location separate from our mining and records management operations. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account during our planning process, and Veolia is required by U.K. statute to maintain adequate security for any potential closure obligation, it is possible that material expenditures could be required in the future to further reduce this risk or to remediate any future contamination.

Remedial Activities
Remediation at Our Facilities - Many of our current and formerly owned facilities have been in operation for decades. Operations have historically involved the use and handling of regulated chemical substances, salt and by-products or process tailings by us and predecessor operators, which have resulted in soil, surface water and groundwater contamination.
At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” or state, provincial or other federal laws in other jurisdictions governing cleanup or disposal of hazardous substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At still other locations, we have undertaken voluntary remediation, and have removed formerly used underground storage tanks. Expenditures for these known conditions currently are not expected, individually or in the aggregate, to be significant. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites. In addition, in connection with the recapitalization through which Compass Minerals became a stand-alone entity, The Mosaic Company, a former owner of the Company, agreed to indemnify us against liabilities for certain known and unknown conditions at existing and former sites.
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin, plant. DATCP directed us to conduct an investigation into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified contaminants have been used in association with Compass Minerals’ current site operations.  We have conducted ongoing investigations of the soils and ground water at the Kenosha site and continue to provide the findings to DATCP. DATCP, in conjunction with the Wisconsin Department of Natural Resources, will determine whether any further investigation or remediation is necessary, or whether no further action is required.  All investigations and mitigation activities to date, and

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. We may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if we do not receive an acknowledgement of no further action and are required to conduct further investigation or remedial work that may not be fully reimbursable under the ACCP.
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
At present, we are not aware of any additional sites for which we expect to receive a notice from the EPA or any other party of potential CERCLA liability that would have a material effect on our financial condition, results of operations or cash flows.  However, based on past operations, there is a potential that we may receive notices in the future for sites of which we are currently unaware or that our liability at currently known sites may increase.  Expenditures for our known environmental liabilities and site conditions currently are not expected, individually or in the aggregate, to be material or have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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
The process of mining, manufacturing and distribution involves risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature.  Our rock salt mines are located near bodies of water and industrial operations.  These risks and hazards could lead to uncontrolled water intrusion or flooding or other events or circumstances, which could result in the complete loss of a mine or could otherwise result in damage or impairment to, or destruction of, mineral properties and production facilities, environmental damage, delays in mining and business interruption, and could result in personal injury or death.  Our products are converted into finished goods inventories of salt and specialty fertilizer products and are stored in various locations throughout North America and the U.K.  These inventories may become impaired either through accidents or obsolescence.
Our salt mines located in Cote Blanche, Louisiana, and Goderich, Ontario, Canada, constitute approximately 75% of our total salt production capacity.  These underground salt mines supply substantially all of the salt product necessary to support almost all of our North American highway deicing product line and significant portions of our consumer and industrial salt products.  Although sales of our deicing products and profitability of the salt segment can vary from year to year due to weather variations in our markets, over the last three years, sales of highway deicing products have averaged approximately 40% of our consolidated sales.  An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations and cash flows.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

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

Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities. A decision by a third party or a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility.  Certain organizations have challenged some of our permits for existing operations at our Ogden, Utah facility. There can be no assurance that existing permits will be upheld.
Expansion of our existing operations is also predicated upon securing the necessary environmental or other permits, water rights or approvals, which we may not receive in a timely manner or at all.  Furthermore, many of our facilities are located on land leased from governmental authorities.  Expansion of these operations may require securing additional leases, which we may not obtain in a timely manner, or at all.  Our leases generally require us to continue mining in order to retain the lease, the loss of which could adversely affect our ability to mine the associated reserves.  In addition, our facilities are located near existing and proposed third-party industrial operations that could affect our ability to fully extract, or the manner in which we extract, the mineral deposits to which we have mining rights.
We are currently working to expand our solar evaporation pond acreage at the Great Salt Lake, which requires both leases and permits from governmental authorities.  The permitting process is both lengthy and complicated.  We have held permits and leases to operate on approximately 45,000 acres for many years.  We are currently seeking to acquire permits to operate on an additional 23,000 acres on which we have leases and for an additional 38,000 acres for which we have applied for leases.  Certain organizations have challenged the process for granting leases and permits, including water rights, for this expansion project. The final scope of this phase of expansion will be determined following the U.S. Army Corps of Engineers’ comprehensive permitting process and our detailed engineering analysis.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year.  There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product.  As of December 31, 2010, total capital expenditures related to this project were $4.3 million.
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
In some instances, we have received access rights or easements from third parties which allow for a more efficient operation than would exist without the access or easement.  We do not believe any action will be taken to suspend these accesses or easements.  However, no assurance can be made that a third party will not take any action to suspend the access or easement, nor that any such action would not be materially adverse to our results of operation or financial condition.

Our business is capital-intensive, and the inability to fund necessary capital expenditures in order to develop or expand our operations could have an adverse effect on our growth and profitability.
We intend to make significant capital expenditures over the next several years to expand our SOP production at our Great Salt Lake facility.  Capital expenditures required for these projects may increase due to factors beyond our control.  Although we currently finance most of our capital expenditures through cash provided by operations, we may depend on the availability of credit to fund future capital expenditures.  We could have difficulty finding or obtaining the financing required to fund our capital expenditures, which could limit our expansion ability or increase our debt service requirements, which could have a material adverse effect on our cash flows and profitability.
In addition, our credit agreement contains restrictive covenants related to financial metrics.  We may pursue other financing arrangements, including leasing transactions as a method of financing our capital needs.  If we are unable to obtain suitable financing, we may not be able to complete our expansion plans.  A failure to complete our expansion plans could negatively impact our growth and profitability.

New technology may reduce the demand for our products and adversely affect our operating results.
The demand for our products may be adversely affected by advances in technology.  More efficient application methods for salt and fertilizer may reduce demand.  These new application methods as well as any future technological advances may have an adverse effect on our business, financial condition, results of operations and cash flows.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions may have an adverse effect on our results of operations and the price of our common stock.
Our deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. On average, over the last three years, approximately 70% of our deicing product sales (or 37% of consolidated sales) occurred during the months of November through March when winter weather was most severe. Winter weather events are not predictable outside of a relatively short time frame, yet we must stand ready to deliver deicing products under our highway deicing contracts.  As a result, we need to stockpile sufficient supplies of highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season.
In addition, winter weather events can be influenced by climate change, weather cycles and other natural events. Any prolonged change in weather patterns in our relevant geographic markets could impact demand for our deicing products.  Weather conditions that impact our highway deicing product line include temperature, levels of wintry precipitation, number of snowfall events and the potential for, and duration and timing of, snowfall or icy conditions in our relevant geographic markets. Lower than expected sales during the winter season could have a material adverse effect on our results of operations and the price of our common stock.
Our SOP operating results are dependent in part upon conditions in the agriculture sector. The agriculture business can be affected by a number of factors, the most important of which, for U.S. growers, are weather patterns, field conditions (particularly during periods of traditionally high crop nutrients application) and quantities of crop nutrients imported to and exported from North America. Our ability to produce SOP at our solar evaporation ponds is dependent upon sufficient lake water levels and arid summer weather conditions. Extended periods of precipitation or a prolonged lack of sunshine would hinder the evaporation rate and hence our production levels, which may result in lower sales volumes and higher unit production costs. Additionally, our ability to harvest minerals through our evaporation ponds could be negatively impacted by any prolonged change in weather patterns leading to changes in mountain snowfall fresh water run-off that significantly impact lake levels or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake.

Customer expectations about future potash market prices and availability, agricultural economics, and customer application rates can have a significant effect on the demand for our specialty fertilizer product, which can affect our sales volumes and prices.
When customers anticipate increased SOP selling prices or improving agricultural economics, they tend to accumulate inventories in advance, which may result in a delay in the realization of price increases for our products.  In addition, customers may delay their purchases when they anticipate future SOP selling prices may remain constant or decline, or when they anticipate declining agricultural economics, which may adversely affect our sales volumes and selling prices.  Customer expectations about the availability of SOP can have similar effects on sales volumes and prices.
Growers are continually seeking to maximize their economic return, which may impact the application rates for potash products.  Growers’ decisions regarding the application rate for potash, including whether to forgo application altogether, may vary based on many factors, including crop and potash prices and nutrient levels in the soil.  Growers are more likely to increase application rates when crop prices are relatively high or when potash prices and soil nutrient levels are relatively low. Growers are more likely to reduce application rates or forgo application of potash when crop prices are relatively low and when potash prices and soil nutrient levels are relatively high.  This variability can materially impact our sales prices and volumes.

Our production process consumes large amounts of natural gas and electricity.  Additionally, KCl is a raw material feedstock sometimes used to supplement our SOP solar harvest, produce some of our deicing products and sell for water conditioning applications.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 10% of our total production costs in 2010. Natural gas is a primary fuel source used in the evaporated salt-production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures forward swap contracts. We have not entered into any long-term contracts for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. In addition, potential climate change regulations or other carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us, in whole or in part.  A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We can use KCl as a raw material feedstock in our SOP production process to supplement our solar harvest. We also use KCl as an additive to some of our consumer deicing products and to sell for water conditioning applications.  We have purchased substantially all of our KCl under contracts where the pricing is typically determined by a formula and has been favorable to market prices until 2010.  Large positive or negative price fluctuations can occur without a corresponding change in sales price to our customers.  This could change the profitability of these products, which could materially affect our results of operations and cash flows.  This could reduce the amount of blended deicing and water conditioning products we produce, which could adversely affect our results of operations and cash flows.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Transportation and handling costs tend to be a significant component of the total delivered cost of sales for our products, particularly salt due to its relatively low production cost. The high relative cost of transportation tends to favor producers located near the customer. We contract bulk shipping vessels, barges, trucking and rail services to move salt from our production facilities to the distribution outlets and customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months or more prior to producing and delivering the salt for delivery to our customers.  A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates could impair our ability to deliver our products economically to our customers and impair our ability to expand our markets.

Competition in our markets could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of or demand for our products.
We encounter competition in all areas of our business. Some of our competitors are privately-held companies and therefore information about these companies may be difficult to obtain, which may hinder us competitively.  Competition in our product lines is based on a number of considerations, including product quality and performance, transportation costs (especially in salt distribution), brand reputation, price, and quality of customer service and support. Many of our customers attempt to reduce the number of vendors from which they purchase in order to increase their efficiency.  Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust the prices of some of our products to stay competitive. Additionally, a significant portion of our specialty fertilizer business is dependent upon international sales, which accounted for approximately 37% of SOP sales volumes in 2010.  We face intense global competition from SOP and other potash producers, and new competitors may enter the markets in which we sell at any time.  Changes in potash competitors’ production or marketing focus could have a material impact on our business.  Some of our competitors may have greater financial and other resources than we do.
KCl is the least expensive form of potash fertilizer based on the concentration of potassium oxide and, consequently, it is the most widely used potassium source for most crops.  SOP is utilized by growers for many high-value crops, especially crops for which low-chloride content fertilizers improve quality and yield.  Economic conditions for agricultural products can affect the type and amount of crops grown as well as the type of fertilizer product used.  Potash is a commodity, and consequently, it is a highly competitive industry affected by global supply and demand.  When the demand and price of potash are high, competitors are more likely to increase their production.  Competitors may also expand their future production capacity of potash or new facilities may also be built by new market participants, both of which could impact available supplies.  An over-supply of either type of potash product domestically or world-wide could unfavorably impact the sales prices we can charge for our specialty potash fertilizer, as a large price disparity between potash products could cause growers to choose a less-expensive alternative.

If we cannot successfully complete acquisitions or integrate acquired businesses, our growth may be limited and our financial condition adversely affected.
Our business strategy includes supplementing internal growth by pursuing acquisitions of complementary businesses. We may be unable to identify suitable businesses to acquire. We compete with other potential buyers for the acquisition of other complementary businesses. Competition and regulatory considerations may result in fewer acquisition opportunities. If we cannot complete acquisitions, our growth may be limited and our financial condition may be adversely affected.
The information we obtain about an acquisition target may be limited and there can be no assurance that an acquisition will perform as expected or positively impact our financial performance.  Additionally, we may not be able to successfully integrate the acquired businesses.  Any potential acquisition involves risk, including the ability to effectively integrate the acquired technologies, operations and personnel into the business, the diversion of management’s attention and capital from other areas of the business, and the impact of debt obligations resulting from the acquisition.

Our business is dependent upon highly skilled personnel, and the loss of key personnel may have a material adverse effect on our results of operations.
The success of our business is dependent on our ability to attract and retain highly skilled managers and other personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the efficient operation of our business. The loss of the services of key personnel or the failure to attract additional personnel, as needed, could have a material adverse effect on our results of operations and could lead to higher labor costs or the use of less-qualified personnel. We do not currently maintain “key person” life insurance on any of our key employees.

If we cannot successfully negotiate new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.
Labor costs, including benefits, represent approximately 33% of our total production costs in 2010.  As of December 31, 2010, we had 1,776 employees, of which 890 are employed in the U.S., 715 in Canada and 171 in the U.K. Approximately 30% of our U.S. workforce and 50% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, five will expire in 2011, two will expire in 2012 and two will expire in 2013. Although the terms of a new collective bargaining agreement have not been reached with the union at Cote

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Blanche, we continue to operate the mine at full capacity.  Approximately 10% of our workforce is employed in Europe where trade union membership is common. Although we believe that our employee relations are satisfactory, they can be affected by general economic, financial, competitive, legislative, political and other factors beyond our control.  We cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

Environmental laws and regulation may subject us to significant liability and require us to incur additional costs in the future.
We are subject to numerous business, environmental, health and safety laws and regulations in the countries in which we do business, including laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to soil, air and water with which we must comply to effectively operate our business.  Environmental laws and regulations with which we currently comply may become more stringent and require material expenditures for continued compliance.  Environmental remediation laws such as CERCLA, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” or” “PRPs”) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, in the future we may incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.
In the past, we have received notices from governmental agencies that we may be a PRP at certain sites under CERCLA or other environmental cleanup laws. In some cases, we have entered into “de minimis” settlement agreements with the U.S. with respect to certain CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions.
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
We have also developed alternative mine uses. For example, we sold an excavated portion of our salt mine in the U.K. to a subsidiary of Veolia, a business with operations in the waste management industry.  That business is permitted by the jurisdictional environmental agency to dispose of certain stable types of hazardous waste in the area of the salt mine owned by them. We believe that the mine is stable and provides a secure disposal location separate from our mining and records management operations. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account during our planning process, and Veolia is required by U.K. statute to maintain adequate security for any potential closure obligation, it is possible that material expenditures could be required in the future to further reduce this risk or to remediate any future contamination.
Continued government and public emphasis on environmental issues, including climate change, can be expected to result in increased future investments for environmental controls at ongoing operations, which would be charged against income from future operations. The U.S. has promulgated reporting requirements for the regulation of greenhouse gas emissions and federal climate change legislation is possible in the future in the U.S. while Canada has already committed to reducing greenhouse gas emissions.  Future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations. For more information, see Item 1, “Business – Environmental, Health and Safety Matters.”

Our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities.
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K.  This product line represented approximately 48% of our annual sales in 2010.  We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents.  Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

In 2010, the U.S. government enacted comprehensive health care reform legislation.  The legislation’s provisions include, among other things, guaranteed coverage for employees that meet minimum requirements, and impact the types of coverage and the level of benefits provided.  The legislation began to be phased-in in 2010 and will continue over the next several years.  Due to the complexity of the legislation, it is difficult to ascertain the impact on the Company however, we may incur additional material costs and the law may require changes in the way we conduct our business.

The Canadian government’s past proposal to regulate the use of road salt could have a material adverse effect on our business, including reduced sales and the incurrence of substantial costs and expenditures.
In 2001, the Canadian government released a Priority Substances List Assessment Report for road salts. This report found that use of road salts may cause adverse effects to the environment. Based on this report, the Minister of Environment proposed regulating road salt under the Canadian Environmental Protection Act. Canada’s federal cabinet did not take final action with respect to this regulatory proposal. In lieu of any regulatory action, in 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for users of road salts. The Code of Practice requires large users of road salts across Canada develop salt management plans. On a provincial level, in its 2006–2007 Annual Report, the Environmental Commissioner of Ontario recommended, along with other items, the development of a comprehensive, mandatory, province-wide road salts management strategy.  We do not believe that these activities have had or will have a material direct effect on us, but further development of salt management plans and road salts management strategies could lead to changes in the application or amount of road salts used in Canada, particularly in Ontario.
As noted in the 2001 report, the use of road salts and other deicing agents “is an important component of strategies to keep roadways open and safe during the winter and minimize traffic crashes, injuries and mortality under icy and snowy conditions.” Since the dissemination of the 2001 report, we have attempted to work more closely with the Canadian government as well as provinces and municipalities to better manage the storage and use of our road salts. We cannot predict whether road salts would be subject to future regulation. Standardized guidelines for the storage and use of road salts or any alternate deicing products may cause us to encounter reduced sales and incur substantial costs and expenses that could have a material adverse effect on our business, financial condition and results of operations. In addition, although we are not aware of any similar regulatory proposals governing road salts in either the U.S. or the U.K., we cannot guarantee that such proposals will not arise.

Our intellectual property may be misappropriated or subject to claims of infringement.
We protect our intellectual property rights primarily through a combination of patent, trademark, and trade secret protection. We have obtained patents on some of our products and processes, and from time to time we file new patent applications.  Our patents, which vary in duration, may not preclude others from selling competitive products or using similar production processes.  We cannot assure you that pending applications for protection of our intellectual property rights will be approved.  Many of our important brand names are registered as trademarks in the U.S. and foreign countries.  These registrations can be renewed if the trademark remains in use.  These trademark registrations may not prevent our competitors from using similar brand names.  We also rely on trade secret protection to guard confidential unpatented technology and when appropriate, we require that employees and third-party consultants or advisors enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure.  It is possible that our competitors could independently develop the same or similar technology or otherwise obtain access to our unpatented technology.  If we are unable to maintain the proprietary nature of our technologies, we may lose the competitive advantage provided by our intellectual property. As a result, our results of operations may be adversely affected.  Additionally, third parties may claim that our products infringe their patents or other proprietary rights and seek corresponding damages or injunctive relief.

Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and have a negative impact on earnings.
Since we produce and sell our products primarily in the U.S., Canada and the U.K., our business is subject to risks associated with doing business internationally. Our sales outside the U.S., as a percentage of our total sales, were 29% for the year ended December 31, 2010. Accordingly, our future results could be adversely affected by a variety of factors, including:

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

Fluctuations in the value of the U.S. dollar relative to the Canadian dollar or British pound sterling may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, the translation into U.S. dollars of sales or earnings can result in a significant increase or decrease in the reported amount of those sales or earnings. In addition, our

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

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
In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates could have a material adverse effect on our financial condition or results of operations. We have experienced and expect to experience economic loss and a negative impact on earnings from time to time as a result of foreign currency exchange rate fluctuations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effects of Currency Fluctuations and Inflation”, and “Quantitative and Qualitative Disclosures About Market Risk.”
Our overall success as a global business depends, in part, upon our success in differing economic and political conditions. We cannot assure you that we will continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business.

Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flows.
As of December 31, 2010, Compass Minerals had $486.7 million of outstanding indebtedness, including $97.7 million of senior notes (“8% Senior Notes”) and approximately $389.0 million of borrowings under three senior secured term loan tranches.  Our indebtedness could have important consequences, including the following:

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

Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to CMI for payment on our 8% Senior Notes or to pay dividends on our capital stock. Accordingly, CMI’s ability to make payments on our 8% Senior Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries to CMI, and our compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  We cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

An increase in interest rates would have an adverse effect on our interest expense under our senior secured credit facilities.  Additionally, the restrictive covenants in the agreements governing our indebtedness may limit our ability to pursue our business strategies or may require accelerated payments on our debt.
We pay variable interest on our senior secured credit facilities based on LIBOR or the alternate base rate.  As of December 31, 2010, $50 million of our variable rate borrowings totaling $389.0 million has been hedged through an interest rate swap agreement.  In March 2011, our interest rate swap agreement will expire and the related debt will no longer be hedged.  Significant increases in interest rates will adversely affect our cost of debt for the portion that has not been hedged.
Our senior secured credit facilities and indebtedness limit our ability and the ability of our subsidiaries, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments;

•	grant liens;

•	enter into transactions with our stockholders and affiliates;

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

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
If we default under our senior secured credit facilities, the lenders could require immediate payment of the entire principal amount.  A default includes nonpayment of principal, interest, fees or other amounts when due; a change of control; default under agreements governing our other indebtedness in which the principal amount exceeds $30,000,000; material judgments in excess of $30,000,000; failure to provide timely audited financial statements; or inaccuracy of representations and warranties. Any default under our senior secured credit facilities or agreements governing our other indebtedness could lead to an acceleration of principal payments under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under our senior secured credit facilities would require immediate repayment, we would not be able to repay them and also repay our other indebtedness in full. Our ability to comply with these covenants and restrictions contained in our senior secured credit facilities and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Economic conditions and credit and capital markets could impair our ability to operate our business and implement our strategies.
The Company, our customers and suppliers depend on the availability of credit to operate.  The economic downturn resulted in a tightening of the credit markets and has reduced the availability of credit to borrowers worldwide.  Economic conditions could adversely affect the cash flows of our customers (including state, provincial and other local governmental entities) and the availability of credit for all parties, including the Company.  Our customers may not be able to purchase our products or there may be delays in payment or nonpayment for delivered products, which would negatively impact our revenues, cash flows and profitability.
Our banks may become insolvent, which would jeopardize cash deposits in excess of the federally insured amounts as well as limit our access to credit.  In addition, we are subject to the risk that the counterparties to our interest rate swap and natural gas swap agreements may not be able to fulfill their obligations, which could adversely impact our consolidated financial statements.

Our tax liabilities are based on existing tax laws in our relevant tax jurisdictions and include estimates.  Changes in tax laws or estimates could adversely impact our future profitability and cash flows.
We file U.S., Canadian and U.K. tax returns with federal and local taxing jurisdictions.  Developing our provision for income taxes and analyzing our potential tax exposure items requires significant judgment and assumptions as well as a thorough knowledge of the tax laws in various jurisdictions. We are subject to audit by various taxing authorities and we may be assessed additional taxes during an audit.  We regularly assess the likely outcomes of these audits, including any appeals, in order to determine the appropriateness of our tax provision. However, there can be no assurance that the actual outcomes of these audits or appeals will approximate our estimates and the outcomes could have a material impact on our net earnings or financial condition. Our future effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.
Canadian tax authorities issued a tax reassessment for years 2002-2004 in the fourth quarter of 2009, which are under audit, challenging tax positions claimed by one of the Company’s Canadian subsidiaries.  We have disputed this reassessment and plan to continue to work through the appropriate authorities in Canada to resolve the dispute.  However, there is a reasonable possibility that the ultimate resolution of this dispute and any related disputes for other open tax years will be materially higher or lower than the amounts reserved.  In connection with the dispute, customary local regulations have required us to post security of $36 million in the form of a $27 million performance bond and $9 million of cash (both submitted in early 2010), which when combined, represent the total amount in dispute, plus interest through the end of 2009.  We entered into a subsequent agreement with the Canadian taxing authority to pay the interest associated with the performance bond in January of each year until the dispute has been resolved.  In 2010, the Canadian taxing authority also issued an additional tax reassessment related to the 2005 tax year of $5.1 million, including interest through 2010. This reassessment only addressed one of the positions being disputed and therefore, we may receive an additional reassessment related to the 2005 tax year.  We may be required by the same local regulations to post additional security related to the 2005 reassessment and for any future reassessments issued by the Canadian tax authority in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities.

Increases in costs of our defined benefit plan may reduce our profitability and cash flows.
The Company has a defined benefit pension plan for certain of its U.K. employees. This plan was closed to new participants in 1992 and future benefits ceased to accrue for the remaining active employee participants in the plan beginning in December 2008.  We may experience significant increases in costs as a result of economic factors, which are beyond our control.  Changes in assumptions used to calculate pension expense, and the funded or underfunded balance in the plan may have an unfavorable impact on our costs and increase future funding contributions.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Risks Related to Our Common Stock

Our common stock price may be volatile.
Our common stock price may fluctuate in response to a number of events, including, but not limited to:

•	our quarterly and annual operating results;

•	weather conditions that impact our highway and consumer deicing product sales or SOP production levels and product sales;

•	future announcements concerning our business;

•	changes in financial estimates and recommendations by securities analysts;

•	changes and developments affecting internal controls over financial reporting;

•	actions of competitors;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in government and environmental regulation;

•	changes and developments affecting the salt or potash fertilizer industries;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

We may be restricted from paying cash dividends on our common stock in the future.
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit regular annual dividends to $80 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.50x (actual ratio of 1.7x as of December 31, 2010) or if a default or event of default has occurred and is continuing under the facilities. The terms of our indenture may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indenture and we are restricted from paying any cash dividend in excess of $60 million on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock). We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

Shares eligible for future sale may adversely affect our common stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, as of December 31, 2010, of which 32,809,255 shares of common stock were outstanding and 803,557 shares were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units and vesting of restricted stock units.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

ITEM 2.	PROPERTIES

Information regarding our plant and properties is included in Item 1, “Business,” of this report.

ITEM 3.	LEGAL PROCEEDINGS

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
We have become aware of an aboriginal land claim filed by the Chippewas in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land under which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. We have been informed by the Ministry of the Attorney General of Ontario that, “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.” We do not believe that this action will result in a material adverse financial effect on the Company.

ITEM 4.	[REMOVED AND RESERVED]

None.

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2010.

Name	Age	Position

Angelo C. Brisimitzakis	52	President, Chief Executive Officer and Director

Ronald Bryan	58	Vice President and General Manager of Great Salt Lake Minerals and Compass Minerals U.K.

Gerald Bucan	47	Vice President and General Manager, Consumer and Industrial

Keith E. Clark	55	Vice President and General Manager, North American Highway

David J. Goadby	56	Vice President of Strategic Development

Rodney L. Underdown	44	Vice President, Chief Financial Officer, Treasurer and Secretary

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

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

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

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2010 and 2009:

	First	Second	Third	Fourth
2010
Low	$63.04	$70.28	$70.68	$74.64
High	82.35	80.22	79.49	89.66
2009
Low	$46.51	$47.62	$46.89	$59.25
High	64.30	58.74	61.62	69.87

HOLDERS

On February 17, 2011, the number of holders of record of our common stock was 41.

DIVIDEND POLICY

We intend to pay quarterly cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors our board of directors deems relevant.  See Item 1A, “Risk Factors – We may be restricted from paying cash dividends on our common stock in the future.”
The Company paid quarterly dividends totaling $1.56 and $1.42 per share in 2010 and 2009, respectively. On February 11, 2011, our board of directors declared a quarterly cash dividend of $0.45 per share on our outstanding common stock, an increase of 15% from the quarterly cash dividends paid in 2010 of $0.39 per share. The dividend will be paid on March 15, 2011 to stockholders of record as of the close of business on March 1, 2011.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this annual report.

Selected Financial Data
	For the Year Ended December 31,
(Dollars in millions, except share data)	2010		2009		2008		2007		2006

Statement of Operations Data:
Sales	$1,068.9		$963.1		$1,167.7		$857.3		$660.7
Shipping and handling cost	268.6		249.3		341.1		252.9		194.6
Product cost (1)	433.4		316.0		429.0		352.4		252.5
Depreciation, depletion and amortization	52.0		43.7		41.4		40.0		40.5
Selling, general and administrative expenses	88.4		83.9		82.0		67.7		53.7
Operating earnings	226.5		270.2		274.2		144.3		119.4
Interest expense	22.7		25.8		41.6		54.6		53.7
Net earnings from continuing operations	150.6		163.9		159.5		80.0		55.0
Net earnings available for common stock	147.9		160.5		156.1		78.6		54.4
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	32,747		32,574		32,407		32,248		32,003
Diluted	32,763		32,596		32,477		32,369		32,249
Net earnings from continuing operations per share:
Basic	$4.52		$4.93		$4.82		$2.44		$1.70
Diluted	4.51		4.92		4.81		2.43		1.69
Cash dividends declared per share	1.56		1.42		1.34		1.28		1.22
Balance Sheet Data (at year end):
Total cash and cash equivalents	$91.1		$13.5		$34.6		$12.1		$7.4
Total assets	1,114.3		1,003.8		822.6		820.0		715.5
Total debt	486.7		490.7		495.7		606.8		585.5
Other Financial Data:
Ratio of earnings to fixed charges (2)	8.21	x	9.08	x	5.88	x	2.32	x	2.18	x

(1)	“Product cost” is presented exclusive of depreciation, depletion and amortization.
(2)
For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense excluding amounts allocated to discontinued operations, including the amortization of deferred debt issuance costs and the interest component of our operating rents.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2010, we operated 11 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario Canada and the largest rock salt mine in the U.K. in Winsford, Cheshire.  In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, U.K., which provide services to businesses throughout the U.K.  Our solar evaporation facility located in Ogden, Utah is the largest solar salt production site in North America.  Our salt business consists of sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, and agricultural and industrial applications.  In addition, we are North America’s leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf.
Salt is indispensable and enormously versatile with more than 14,000 reported uses. In addition, there are no known cost-effective alternatives for most uses. As a result, our cash flows from salt have not been materially impacted by a variety of economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high-grade quality and among the most extensive in the world, and because we use effective mining techniques and efficient production processes.  Since the highway deicing business accounts for nearly half of our annual sales, our business is seasonal and results will vary depending on the severity of the winter weather in our markets.
The severity of the winter seasons has varied considerably over the last three years.  In the markets we serve, the winter weather was very severe in 2008, followed by milder than normal winter weather throughout 2009 and milder than normal winter weather in our North American markets in the first quarter of 2010, while winter weather in the fourth quarter of 2010 was near normal.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, but it also impacts our inventory levels, which influence production volume, the resulting cost per ton, and ultimately our profit margins.
Our SOP plant, the largest in North America and one of only three SOP production operations in the world, utilizes naturally occurring brines in its production process.  In addition, we acquired Big Quill Resources, Inc., Canada’s leading SOP producer, in January 2011 which is expected to add 40,000 tons to our SOP capacity.  Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality tend to decline when alternative fertilizers are used. Throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply, which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and remained suppressed through 2009, as the broader agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices. Beginning in the first quarter of 2010, we began to experience a rebound in potash demand.  Potassium chloride (“KCl”) market pricing declined throughout 2009 and into early 2010 from prices experienced at the end of 2008.  However, market prices for KCl have stabilized during 2010 at levels which are well above historical levels though below the levels seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above KCl market pricing, and the resulting average price of our SOP has fluctuated dramatically in recent years.  We expect SOP pricing to continue to retain a premium to KCl.
We contract bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs led to an increase in our per ton shipping and handling costs through 2008.  Declining oil-based fuel costs beginning late in 2008 and continuing through much of 2009 contributed to lower per ton shipping and handling costs in 2009 when compared to 2008. However, oil-based fuel costs increased in 2010 when compared with 2009 but are still below levels experienced in 2008.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, a deicing and water conditioning agent and feedstock, that can be used to make a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Miners

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

at our Cote Blanche mine took part in a strike from April 7 to June 15, 2010 relating to shift scheduling and wages. The strike resulted in additional direct incremental costs of approximately $1.3 million in the second quarter of 2010.  In addition, we had lower salt production in 2010 at both our Cote Blanche and Goderich mines and certain consumer and industrial salt plants.  A portion of the reduced salt production related to deicing product inventory management following a mild winter in our primary service area.  In addition, the strike at our Cote Blanche mine in the second quarter of 2010, the impact of the expansion project at our Goderich mine, which included a two-month delay in equipment installation in the third quarter of 2010 and the unplanned repairs and maintenance activities late in the year at both North American rock salt mines, significantly reduced salt production volumes throughout 2010.  These 2010 events resulted in significantly higher per-unit production costs, especially for mined rock salt, when compared to our prior year and historical costs, a portion of which remain in inventory at the end of 2010.  Therefore, we expect higher per-unit costs to persist through the 2010-2011 winter season.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant cost volatility. We manage the cost volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term, spot-market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  In 2010, we suspended purchases of, and currently do not have plans to purchase, KCl used to supplement our SOP production from solar ponds, due to several factors including the expected future contract price of KCl, inventory levels, and the expected additional solar pond-based production capacity gained from our SOP production capacity expansion projects.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which increased input costs by approximately $3 million per quarter in 2010 when compared to 2009.  We expect purchased KCl costs will also increase into 2011, reflecting continuing potash market strength, though the quarterly gross margin impact to the Company is not expected to be significant.
We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” adjusting for a normalized winter weather season and by improving our financing cost structure.  We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.  We redeemed $90.0 million of our 12% senior subordinated discount notes (“12% Senior Subordinated Discount Notes”) in 2008 and refinanced approximately $90 million of our 12% Senior Subordinated Discount Notes with senior notes (“8% Senior Notes”) in 2009 to strengthen our financial condition.  In October 2010, we amended the terms of our credit agreement and entered into a new revolving credit facility which enhances our financial flexibility.  As part of the amendment, we extended the maturity of approximately $234 million of our term loan under that credit agreement to 2016.  The remaining amount outstanding as of October 1, 2010, of approximately $156 million on the Term Loan and Incremental Term Loan will mature in December 2012.  The new revolving credit facility matures in October 2015.  In 2008, we completed the first phase of an expansion project at our Goderich rock salt mine, which increased our annual capacity by 750,000 tons, beginning in 2009.  In 2010, we essentially completed the second phase of this expansion project, with full availability based upon our assessment of market need, which increased the Goderich mine’s annual capacity to 9.0 million tons.  Also, in 2007, we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase includes some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity of our SOP plant. These improvements are expected to increase our solar-pond-based SOP production capacity progressively through 2011, achieving pond-based capacity of approximately 350,000 tons annually during 2011.  In 2010, we began a multi-year plan to utilize new technology to increase the yield of our SOP solar product harvest using our existing ponds.  The new technology is expected to increase the efficiency of our solar evaporation ponds by 60 percent over the next several years which would increase capacity incrementally each year beginning in 2012 and, when complete, add an additional 220,000 tons to our capacity, bringing expected total solar pond-based annual capacity to 570,000 tons.

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from our salt and specialty fertilizer segments for the years ended December 31, 2010, 2009 and 2008.  The results of operations of the consolidated records management business, including sales of $11.1 million for 2010, $10.5 million for 2009, and $11.5 million for 2008, are not material to our consolidated financial results and are not included in the following table.  The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and the Notes thereto included in this annual report on Form 10-K.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

	Year Ended December 31,
	2010	2009	2008
Salt Sales (in millions)
Salt sales	$870.3	$825.8	$923.3
Less: salt shipping and handling	244.2	239.6	318.3
Salt product sales	$626.1	$586.2	$605.0

Salt Sales Volumes (thousands of tons)
Highway deicing	10,008	9,608	12,237
Consumer and industrial	2,357	2,463	2,852
Total tons sold	12,365	12,071	15,089

Average Salt Sales Price (per ton)
Highway deicing	$51.51	$46.64	$43.57
Consumer and industrial	150.52	153.33	136.82
Combined	70.38	68.41	61.19

Specialty fertilizer ("SOP") sales (in millions)
SOP sales	$187.5	$126.8	$232.9
Less: SOP shipping and handling	24.4	9.7	22.8
SOP product sales	$163.1	$117.1	$210.1

SOP Sales Volumes (thousands of tons)	362	153	391
SOP Average Price (per ton)	$518	$828	$596

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Sales
Sales for the year ended December 31, 2010 of $1,068.9 million increased $105.8 million, or 11% compared to $963.1 million for the year ended December 31, 2009.  Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling fees for salt and specialty fertilizer products were $268.6 million during the year ended December 31, 2010, an increase of $19.3 million, or 8% compared to $249.3 million for the year ended December 31, 2009. The shipping and handling costs increase primarily reflect higher sales volumes for 2010 when compared to 2009.
Product sales for salt and specialty fertilizer for the year ended December 31, 2010 of $789.2 million increased $85.9 million, or 12% compared to $703.3 million for 2009.  Salt product sales for the year ended December 31, 2010 of $626.1 million increased $39.9 million, or 7% compared to $586.2 million in 2009 while specialty fertilizer product sales of $163.1 million increased $46.0 million, or 39% compared to $117.1 million in 2009.
The increase in salt product sales of $39.9 million was due primarily to higher combined pricing for our salt products, which contributed approximately $38 million to product sales.  In addition, the weakening of the U.S. dollar in 2010 when compared to the prior year exchange rate for the Canadian dollar, favorably impacted product sales by approximately $13 million.  These increases were partially offset by the impact of sales volumes, including unfavorable product mix shifts, of approximately $12 million.  Salt sales volumes in 2010 increased by 294,000 tons from 2009 levels, which included an increase to highway deicing products sales volumes of 400,000 tons and a decrease to consumer and industrial sales volumes of 106,000 tons. Highway deicing sales volumes were principally impacted by the effects of winter weather.  In the first quarter of 2010, winter weather was milder than normal in several of our important North American regions, especially in our Canadian regions around the Great Lakes, but returned to almost normal winter weather conditions in the fourth quarter of 2010.  However, our fourth quarter 2010 salt sales volumes were negatively impacted by lower pre-season early-fill contract awards and higher customer carryover inventories of highway and consumer and industrial deicing products in North America.  Offsetting these declines were increases in early restocking activities by customers in the U.K. following the severe 2009-2010 winter season and robust early U.K. 2010-2011 winter season sales.  In comparison, winter weather throughout 2009 was milder than normal in our North American regions, which negatively influenced consumer and industrial sales volumes, where our presence is entirely in North America.  As a result, the entire consumer and industrial product sales volume decline was related to packaged consumer and industrial deicing products, partially offset by modestly higher non-weather dependent product sales.
The increase in specialty fertilizer product sales of $46.0 million was due to higher sales volumes as demand rebounded significantly following a prolonged period of uncertainty about broader potash pricing throughout 2009.  The higher SOP sales volumes were partially offset by lower prices in 2010 as our average market price was $518 per ton compared to $828 per ton in 2009.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Gross Profit
Gross profit for the year ended December 31, 2010 of $314.9 million decreased $39.2 million, or 11% compared to $354.1 million for 2009.  As a percent of sales, gross margin was 29% in 2010 compared to 37% in 2009.  The gross margin for the salt segment contributed approximately $26 million to the decline in gross profit.  Salt price realization increases were offset by higher per-unit production costs and unfavorable product mix.  We had lower salt production for 2010 when compared to 2009 at our Cote Blanche and Goderich mines and at certain consumer and industrial salt plants.  A portion of the reduced production related to deicing product inventory management following a mild winter in our primary service area.  In addition, the strike at our Cote Blanche mine in the second quarter of 2010, the impact of the expansion project at our Goderich mine, which included a two-month delay in equipment installation in the third quarter of 2010 and the unplanned repairs and maintenance activities late in the year at both North American rock salt mines, significantly reduced salt production volumes throughout 2010.  These 2010 events resulted in significantly higher per-unit production costs when compared to prior year per-unit costs.  The gross margin for the SOP segment contributed approximately $14 million to the decline in gross profit due primarily to significantly lower average sales prices which were partially offset by sharply higher sales volumes.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2010 of $88.4 million increased $4.5 million, or 5% compared to $83.9 million in 2009, and decreased from 9% to 8% as a percentage of sales. The increase in expense is primarily due to investments in personnel to support ongoing growth and productivity initiatives in 2010 when compared to 2009 and higher professional services costs, including approximately $1 million associated with the acquisition of Big Quill Resources, Inc., which was completed in January 2011.

Interest Expense
Interest expense for the year ended December 31, 2010 of $22.7 million decreased $3.1 million compared to $25.8 million for 2009.  This decrease is primarily due to lower market interest rates on our unhedged floating-rate debt and the refinancing of approximately $90 million of the Company’s 12% Senior Subordinated Discount Notes with 8% Senior Notes in June 2009.

Other, Net
Other expense, net of $8.6 million for the year ended December 31, 2010 increased $1.3 million from $7.3 million for the year ended December 31, 2009.  Net foreign exchange losses were $6.4 million in 2010 when compared to losses of $3.2 million in 2009.  In 2010, other expense, net includes approximately $2.4 million of fees paid to amend and extend our credit agreement.  In 2009, other expense, net includes a $5.0 million charge related to the refinancing of the 12% Senior Subordinated Discount Notes, including tender and other fees of $4.1 million and the write-off of deferred financing fees of $0.9 million.

Income Tax Expense
Income tax expense for the year ended December 31, 2010 of $44.6 million decreased $28.6 million compared to $73.2 million in 2009.  The 2010 income tax expense decreased primarily due to lower pre-tax income in 2010 when compared to 2009. In the fourth quarter of 2010, we negotiated an agreement with taxing authorities to resolve uncertain tax positions.  The 2010 tax provision includes an income tax benefit of $5.9 million related to a release of these tax reserves, which also lowered our effective tax rate in 2010 when compared to 2009.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal benefit), foreign income, mining and withholding taxes (net of U.S. deductions), changes in the expected utilization of previously reserved net operating loss carryforwards and interest expense recognition differences for tax and financial reporting purposes.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Sales
Sales for the year ended December 31, 2009 of $963.1 million decreased $204.6 million, or 18% compared to $1,167.7 million for the year ended December 31, 2008.  Shipping and handling fees were $249.3 million during the year ended December 31, 2009, a decrease of $91.8 million, or 27% compared to $341.1 million for the year ended December 31, 2008. Shipping and handling costs decreased due, in part, to lower sales volumes, which declined 21% for 2009 when compared to 2008.  In addition, the lower price of fuel and transportation services decreased our average per unit cost of shipping and handling products to our customers by approximately 7% when compared to the unit costs in 2008.
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

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

consumer and industrial products due primarily to the Company’s focus on maximizing the value of its production, led the Company to relinquish sales volume to some of its customers that generate lower sales per ton.  Lower rock salt sales volumes of non-seasonal chlor-alkali products due to weakness in the broader economy, also contributed to the sales decline.  In the U.K., we experienced more severe than normal winter weather, which resulted in higher U.K. sales volumes for 2009 when compared to 2008. Overall, higher realized salt prices contributed approximately $118 million to product sales.  In addition, the strength of the U.S. dollar in 2009 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, unfavorably impacted product sales by approximately $21 million.
The $93.0 million decrease in specialty fertilizer product sales in 2009 compared to 2008 resulted from lower sales volumes due to the ongoing effects of the uncertain economy on the agricultural industry, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices.  The lower sales volumes contributed approximately $118 million to the decline in product sales.  This decline was partially offset by price improvements in 2009, which yielded approximately $25 million in additional product sales, although the average selling price in the last half of 2009 declined when compared to the same period in 2008 as a result of declines in market pricing for KCl and SOP fertilizers, which partially offset price improvements in the first half of 2009.

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

Other, Net
Other expense, net of $7.3 million for the year ended December 31, 2009 increased $1.7 million when compared to 2008.  Net foreign exchange losses were approximately $4.3 million higher in 2009 when compared to 2008.  This increase was partially offset by a decline in charges, which totaled $5.0 million and $6.5 million in 2009 and 2008, respectively, related to the redemption or refinancing of the 12% Senior Subordinated Discount Notes.  The 2009 charge includes call premiums and tender and other fees of $4.1 million and the write-off of deferred financing costs of $0.9 million related to the refinancing of the Company’s 12% Senior Subordinated Discount Notes with 8% Senior Notes.  The 2008 charge includes call premiums of $5.4 million and the write-off of $1.1 million in unamortized deferred finance costs related to the early extinguishment of $90 million of the Company’s 12% Senior Subordinated Discount Notes as discussed in Note 8 to the Consolidated Financial Statements. The increase in 2009 was also partially offset by a net increase in income attributable to interest income on cash and cash equivalents and changes in the non-qualified savings plans.

Income Tax Expense
Income tax expense for the year ended December 31, 2009 of $73.2 million increased $5.7 million compared to $67.5 million in 2008.  The 2009 income tax expense increased due primarily to higher pre-tax income in 2009 when compared to 2008. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal benefit), foreign income, mining and withholding taxes (net of U.S. deductions), changes in the expected utilization of previously reserved net operating loss carryforwards and interest expense recognition differences for tax and financial reporting purposes.

Liquidity and Capital Resources

Overview
Over the last several years, the Company has undergone significant changes in order to strengthen its operational and financial position.  By the end of 2010, we have essentially completed an expansion program at the Goderich mine, which increased our annual available salt production capacity at the mine to 9.0 million tons, which we expect to be available as demand warrants.  In

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

2007, we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase includes some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity of our SOP plant. These improvements are expected to increase our solar-pond-based SOP production capacity progressively through 2011, achieving annual pond-based capacity of approximately 350,000 tons during 2011.  In 2010, we began a multi-year project which utilizes new technology to increase the yield of our SOP product harvest from our existing solar ponds.  The new technology is expected to increase the efficiency of our solar evaporation ponds by 60 percent in stages over the next several years beginning in 2012 and, when complete, add an additional 220,000 tons to our capacity at an expected total cost of approximately $160 million.  Management expects to fund these and other capital projects with cash generated from operations, future borrowings or through leasing arrangements.
As discussed in Note 8 to the Consolidated Financial Statements, in 2005 we entered into a senior secured credit agreement providing for term loan (“Term Loan”) and revolving credit facility borrowings.  During 2007 we amended this agreement to provide additional borrowings under an incremental term loan (“Incremental Term Loan”).  Using this facility, we have been able to refinance higher-rate debt.  In the fourth quarter of 2007, we completed a tender offer and redeemed our 12¾% Senior Discount Notes.  Our 12% Senior Subordinated Discount Notes became fully-accreted in May 2008 at an aggregate principal balance of $179.6 million with subsequent accrued interest paid in cash.  In 2008, we redeemed $90 million of our 12% Senior Subordinated Discount Notes with cash generated from operations.  In 2009, we refinanced the remaining approximately $90 million in outstanding 12% Senior Subordinated Discount Notes with 8% Senior Notes.  In October 2010, we amended the terms of our credit agreement and entered into a new $125 million revolving credit facility (“Revolving Credit Facility”).  As part of the amendment, the Company extended the maturity of approximately $234 million of its Term Loan and Incremental Term Loan (“Extended Term Loan”) under that credit agreement to 2016.  The remaining amount outstanding as of October 1, 2010, of approximately $156 million on the Term Loan and Incremental Term Loan will mature in December 2012.  The new Revolving Credit Facility matures in October 2015.
Historically, our cash flows from operating activities have generally been more than adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in property, plant and equipment.  We have also been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  We have also used cash generated from operations to fund capital expenditures, which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt.
Principally due to the nature of our deicing business, our cash flows from operations are seasonal, with the majority of our cash flows from operations generated during the first half of the calendar year.  When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our $125 million Revolving Credit Facility.  We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

For the year ended December 31, 2010
Net cash flows provided by operating activities for the year ended December 31, 2010 were $241.2 million, an increase of $122.3 million compared to $118.9 million for year ended December 31, 2009. This increase reflects a significant liquidation of both salt and SOP inventories during 2010 resulting in a net source of cash of approximately $70 million.  During 2009, we made a substantial investment to replenish depleted salt inventories due to strong sales in the fourth quarter of 2008 and our election to continue to produce SOP in excess of the demand to replenish depleted inventories, leverage our low-cost production methods and gain flexibility to service any possible subsequent surge during a rebound in demand.  Additionally, due to the seasonal nature of our deicing products, our working capital changes will vary with the severity and timing of the winter weather in our regions.
Net cash flows used by investing activities of $113.4 million for the year ended 2010 resulted from capital expenditures of $112.1 million.  Our capital expenditures in 2010 include expenditures in both our Goderich mine expansion project, to increase that mine’s annual production capacity, and activities to support the SOP evaporation plant expansion and yield improvement projects at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.
Financing activities during 2010 used $55.1 million of cash flows, primarily to make $52.0 million of dividend payments which was partially offset by proceeds received from stock option exercises of $3.2 million.  We also paid approximately $2.4 million of fees in connection with the refinancing of our credit agreement.

For the year ended December 31, 2009
Cash generated by operating activities during the year ended December 31, 2009 was $118.9 million, a decrease of $135.2 million over the year ended December 31, 2008.  Receivable balances and current liabilities decreased $73.8 million, net during 2009 primarily reflecting the impact of winter weather variability on our operations.  In 2009, we used $146.9 million of cash flows to invest in inventories.  We elected to purchase KCl under our supply agreement and produce SOP in excess of the then-current, depressed demand to replenish previously depleted inventories, leverage our low-cost production methods and gain flexibility to service any possible surge during a potential rebound in demand.  These potash inventory strategies have resulted in a $57 million decline in cash flows from operations when compared to the prior year. Our use of cash flows for inventories was also due to the replenishment of depleted inventories during 2009 due to strong salt

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

sales in the fourth quarter of 2008 as well as higher additional 2009 salt volumes needed to serve increased winter deicing bid volumes.  Cash payments for income taxes increased by approximately $26.1 million when compared to 2008, due to estimated tax payments related to higher pre-tax income in 2009.  Cash interest declined from $31.9 million in 2008 to $27.1 million in 2009 due to the refinancing of our 12¾% senior discount notes in the fourth quarter of 2007 with a lower-rate Incremental Term Loan under our senior secured credit agreement, the early extinguishment of $90 million of our 12% Senior Subordinated Discount Notes in 2008 and lower interest rates on our unhedged floating-rate debt.
Net cash used in investing activities during 2009 totaled $98.9 million including $94.1 million of capital expenditures.  Our capital expenditures included $38.0 million for our Goderich mine expansion projects, to increase that mine’s annual production capacity, and activities to support the SOP evaporation plant expansion projects at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements. In addition, the Company acquired the assets of a salt packaging and depot handling facility in Minnesota for $3.6 million in the second quarter of 2009.
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
Net cash used in investing activities during 2008 totaled $66.7 million including $67.8 million of capital expenditures.  Our capital expenditures included $5.0 million for our Goderich mine for expansion projects to increase that mine’s annual production capacity.  Expenditures in 2008 also include $3.7 million for engineering and permitting activities to support the SOP evaporation plant expansion project at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.
Cash flows used in financing activities of $162.3 million during 2008 reflect payments totaling $95.4 million to redeem our 12% Senior Subordinated Discount Notes, consisting of principal payments totaling $90.0 million and call premiums and related fees of $5.4 million.  We also made payments totaling $4.2 million on our Term Loan and Incremental Term Loan, and paid an additional $23.3 million under our revolving credit agreement.  Also during 2008, we paid dividends to our stockholders totaling $44.3 million.

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our Revolving Credit Facility.  We believe that our current banking syndicate is secure and believe we will have access to our entire Revolving Credit Facility.  We expect that ongoing requirements for debt service and committed or sustaining capital expenditures will primarily be funded from these sources.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors – Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flows.”  In June of 2009, we issued senior notes with an aggregate face amount of $100 million due in 2019, which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at a discount at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%. With the proceeds of the 8% Senior Notes, the Company redeemed $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company paid approximately $4.1 million in call premiums and tender and other fees, and paid $2.4 million of fees that were capitalized as deferred financing costs.  As discussed in Note 8 to the Consolidated Financial Statements, at December 31, 2010, we had $486.7 million of outstanding indebtedness consisting of $97.7 million 8% Senior Notes ($100 million at maturity) due 2019 and $389.0 million of borrowings outstanding under our senior secured credit agreement (“Credit Agreement”).  Borrowings under the Credit Agreement include $99.6 million of Term Loan borrowings, $55.9 million of Incremental Term Loan borrowings, $233.5 of Extended Term Loan borrowings and no outstanding borrowings under the Revolving Credit Facility. Letters of credit totaling $10.4 million reduced available borrowing capacity to $114.6 million.  In 2011, we may borrow amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
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
In connection with the above dispute, customary local regulations have required us to post security of $36 million in the form of a $27 million performance bond and $9 million of cash (both submitted in early 2010), which when combined, represent the total amount in dispute, plus interest through the end of 2009.  We entered into a subsequent agreement with the Canadian taxing

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

authority to pay the interest associated with the performance bond in January of each year until the dispute has been resolved.  In 2010, the Canadian taxing authority also issued an additional tax reassessment related to the 2005 tax year of $5.1 million, including interest through 2010. This reassessment only addressed one of the positions being disputed and therefore, we may receive an additional reassessment related to the 2005 tax year.  We may be required by the same local regulations to post additional security related to the 2005 reassessment and for any future reassessments issued by the Canadian tax authority in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities.
We have various federal, state and foreign net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable.  However, ownership changes, as defined in Internal Revenue Code Section 382, limit the amount of U.S. NOL carryforwards that we can utilize annually to offset future taxable income and resulting tax liabilities.  We cannot assure you that we will be able to use all of our NOL carryforwards to offset future taxable income, or that the NOL carryforwards will not become subject to additional limitations due to future ownership changes.
As of December 31, 2010, we had U.S. and Canadian federal NOL carryforwards of approximately $11.1 million, which expire at various dates through 2028.  We also have state and Canadian provincial NOL carryforward tax benefits of approximately $1.0 million, which will expire in various years through 2028.  Additionally, in connection with a 2007 acquisition, we acquired approximately $4.0 million of foreign NOL carryforwards that we do not believe we will be able to utilize.  Accordingly, we also established a $1.0 million valuation allowance against the deferred tax assets related to these NOL carryforwards.  Also, previously we established a $0.9 million valuation allowance for foreign interest deductions that we do not believe we will be able to utilize.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations.  Since the plan’s accumulated benefit obligations are in excess of the fair value of the plan’s assets (by approximately $12.8 million as of December 31, 2010), we may be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2010, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our financial statements.
Our contractual cash obligations and commitments as of December 31, 2010 are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2011	2012	2013	2014	2015	Thereafter
Long-term Debt	$489.0	$4.2	$156.0	$2.3	$2.4	$2.3	$321.8
Interest (a)	108.2	18.1	18.0	14.9	14.8	14.8	27.6
Operating Leases (b)	54.5	9.6	7.7	5.9	4.6	3.9	22.8
Unconditional Purchase Obligations (c)	30.9	13.0	2.0	2.0	2.0	1.8	10.1
Estimated Future Pension
Benefit Obligations (d)	71.2	2.5	2.6	2.7	2.8	2.9	57.7
Total Contractual Cash Obligations	$753.8	$47.4	$186.3	$27.8	$26.6	$25.7	$440.0

Other Commitments	Total	2011	2012	2013	2014	2015	Thereafter
Letters of Credit	$10.4	$10.4	$-	$-	$-	$-	$-
Performance Bonds	76.5	63.8	12.7	-	-	-	-
Total Other Commitments	$86.9	$74.2	$12.7	$-	$-	$-	$-

(a)
Based on maintaining existing debt balances to maturity.  Interest on the Credit Agreement varies with LIBOR. The December 31, 2010 blended rate of 3.7%, including the applicable spread, was used for this calculation.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)
We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under purchase contracts with two suppliers. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2010 and adjusted based upon estimated price increases for years subsequent to 2011.

(d)	Note 7 to our Consolidated Financial Statements provides additional information.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Our ability to make scheduled payments of principal, to pay the interest on, to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Revolving Credit Facility, will be adequate to meet our liquidity needs over the next 12 months.
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of December 31, 2010, we cannot assure you that we will remain in compliance with these ratios, nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of CMP.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of the Company’s ongoing operating performance (“Adjusted EBITDA”).  Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation  in net earnings.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital and to evaluate potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items including costs to redeem our senior subordinated discount notes, refinancing costs and other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and ongoing consequence of our operations.  We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2010	2009	2008
Net earnings	$150.6	$163.9	$159.5
Interest expense	22.7	25.8	41.6
Income tax expense	44.6	73.2	67.5
Depreciation, depletion and amortization	52.0	43.7	41.4
EBITDA	$269.9	$306.6	$310.0
Other non-operating expenses:
Fees and premiums paid to redeem debt	2.4	4.1	5.4
Write-off of unamortized deferred financing fees	0.1	0.9	1.1
Other (income) expense, net	6.1	2.3	(0.9)
Adjusted EBITDA	$278.5	$313.9	$315.6

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

During 2010, the Company amended the terms of its Credit Agreement and entered into a new revolving credit facility.  During 2009, we refinanced our 12% Senior Subordinated Discount Notes with 8% Senior Notes.  During 2008, we redeemed $90 million of our 12% Senior Subordinated Discount Notes.  EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan totaling $(6.1) million, $(2.3) million and $0.9 million for 2010, 2009 and 2008, respectively.

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

Mineral Interests - As of December 31, 2010, we maintained $140.5 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
Mineral interests are primarily amortized on a units-of-production method based on third-party estimates of recoverable reserves. Our rights to extract minerals are generally contractually limited by time or lease boundaries. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, if the assigned lives realized are less than those projected by management, or if the actual size, quality or recoverability of the minerals is less than the estimated probable reserves, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.

Income Taxes – Developing our provision for income taxes and analyzing our potential tax exposure items requires significant judgment and assumptions as well as a thorough knowledge of the tax laws in various jurisdictions.  These estimates and judgments occur in the calculation of certain tax liabilities and in the assessment of the likelihood that we will be able to realize our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense, carryforwards and other items.  Based on all available evidence, both positive and negative, the reliability of that evidence and the extent such evidence can be objectively verified, we determine whether it is more likely than not that all, or a portion of, the deferred tax assets will be realized.
In evaluating our ability to realize our deferred tax assets, we consider the sources and timing of taxable income, our ability to carry back tax attributes to prior periods, qualifying tax planning, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, our assumptions include the amount of pre-tax operating income according to multiple federal, international and state taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax planning. These assumptions require significant judgment about material estimates, assumptions and uncertainties in connection with the forecasts of future taxable income, the merits in tax law and assessments regarding previous taxing authorities’ proceedings or written rulings, and, while they are consistent with the plans and estimates we use to manage the underlying businesses, differences in our actual operating results or changes in our tax planning, tax credits or our assessment of the tax merits of our positions could affect our future assessments.
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

U.K. Pension Plan - We have a defined benefit pension plan covering some of our current and former employees in the U.K.  The U.K. plan was closed to new participants in 1992. As we elected to freeze the plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select our actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, or to increase pension expense or our pension liability.  An adverse change of 25 basis points in our discount rate would have increased our projected benefit obligation as of

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

December 31, 2010 by approximately $2.5 million and our net periodic pension cost for 2010 by approximately $0.3 million. An adverse change of 25 basis points in our expected return on assets assumption as of December 31, 2010 would have increased our net periodic benefit cost for 2010 by approximately $0.1 million.
We set our discount rate for the U.K. plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over approximately the next 20 years.  Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the plan’s available assets, and when special early-retirement payments or other inducements are made to pensioners. Contributions totaled $3.1 million, $0.7 million and $2.3 million during the years ended December 31, 2010, 2009 and 2008, respectively.  If supplemental benefits were approved and granted under the provisions of the Plan or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits.  See Note 7 to the Consolidated Financial Statements for additional discussion of our pension plan.

Other Significant Accounting Policies - Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of inventory reserves, valuation of equity compensation instruments, derivative instruments and environmental accruals require difficult judgments on complex matters. Certain of these matters are among topics frequently discussed by accounting standards setters and regulators.

Effects of Currency Fluctuations and Inflation

We conduct operations in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 29% of our 2010 sales in foreign currencies, and we incurred 30% of our 2010 total operating expenses in foreign currencies. Additionally, we have $323.0 million of net assets denominated in foreign currencies.  During the second half of 2008, the U.S. dollar strengthened, which negatively impacted total assets, sales and operating earnings reported in U.S. dollars during that period.  During 2009 and 2010, the U.S. dollar weakened against these same currencies, which had a positive impact on our reported assets, sales and operating earnings.  Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
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

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

As of December 31, 2010 we had $389.0 million of debt outstanding under our term loan tranches, bearing interest at variable rates.  As described in Note 9 to the Consolidated Financial Statements, we are a party to an interest rate swap agreement to hedge the variability in interest rates relative to $50 million notional amount of our Term Loan, which will mature in March 2011.  Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged.  Assuming no change in the amount of term loan or Revolver outstanding, a one hundred basis point increase in the average interest rate under these borrowings would have increased the interest expense related to the unhedged portion of our variable rate debt by approximately $3.4 million based upon our debt outstanding as of December 31, 2010.  Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2010, a majority of the investments in the U.K. pension plan are in debt securities.  Changes in interest rates could impact the value of the investments in the pension plan.

Foreign Currency Risk

In addition to the U.S., we conduct our business in Canada and the U.K. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We will not engage in hedging for speculative investment purposes. Our historical results do not reflect any foreign currency exchange hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1A, “Risk Factors – Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and have a negative impact on earnings.”
Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $4.3 million impact on operating earnings for the year ended December 31, 2010. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price swaps, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas, and we hedge up to approximately 90% of our expected natural gas usage.  Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences.  We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2010, the amount of natural gas hedged with derivative contracts totaled 4.1 million MMBtus, of which 2.3 million expire within one year and 1.8 million expire in years two and three.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2010 would have increased our cost of sales by approximately $1.1 million. Actual results will vary due to actual changes in market prices and consumption.
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

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2011

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc’s. internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010 of Compass Minerals International, Inc. and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2011

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Consolidated Balance Sheets
	December 31,
(In millions, except share data)	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$91.1	$13.5
Receivables, less allowance for doubtful accounts of $2.8 in 2010 and $2.5 in 2009	197.2	167.5
Inventories	205.0	273.2
Deferred income taxes, net	13.8	17.7
Other	14.3	11.5
Total current assets	521.4	483.4
Property, plant and equipment, net	533.8	463.8
Intangible assets, net	18.4	19.7
Other	40.7	36.9
Total assets	$1,114.3	$1,003.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.2	$4.1
Accounts payable	92.5	95.7
Accrued expenses	54.3	46.7
Accrued salaries and wages	16.3	15.2
Income taxes payable	14.4	21.9
Accrued interest	0.9	1.0
Total current liabilities	182.6	184.6
Long-term debt, net of current portion	482.5	486.6
Deferred income taxes, net	59.8	55.0
Other noncurrent liabilities	41.6	54.5
Commitments and contingencies (Note 10)
Stockholders' equity:
Common Stock:
$0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	22.7	11.7
Treasury stock, at cost - 2,558,009 shares at December 31, 2010 and 2,724,083 shares at December 31, 2009	(4.9)	(5.2)
Retained earnings	283.6	185.0
Accumulated other comprehensive income	46.0	31.2
Total stockholders' equity	347.8	223.1
Total liabilities and stockholders' equity	$1,114.3	$1,003.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Consolidated Statements of Operations
	For the Year Ended December 31,
(In millions, except share data)	2010	2009	2008
Sales	$1,068.9	$963.1	$1,167.7
Shipping and handling cost	268.6	249.3	341.1
Product cost	485.4	359.7	470.4
Gross profit	314.9	354.1	356.2
Selling, general and administrative expenses	88.4	83.9	82.0
Operating earnings	226.5	270.2	274.2
Other expense:
Interest expense	22.7	25.8	41.6
Other, net	8.6	7.3	5.6
Earnings before income taxes	195.2	237.1	227.0
Income tax expense	44.6	73.2	67.5
Net earnings	$150.6	$163.9	$159.5

Basic net earnings per common share	$4.52	$4.93	$4.82
Diluted net earnings per common share	$4.51	$4.92	$4.81

Weighted-average common shares outstanding (in thousands):
Basic	32,747	32,574	32,407
Diluted	32,763	32,596	32,477

Cash dividends per share	$1.56	$1.42	$1.34

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Consolidated Statements of Stockholders' Equity (Deficit)
(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2007	$0.4	$1.7	$(5.7)	$(54.5)	$53.5	$(4.6)
Comprehensive income:
Net earnings				159.5		159.5
Change in unrealized pension costs, net of tax of $(0.6)					1.5	1.5
Unrealized loss on cash flow hedges, net of tax of $4.4					(7.1)	(7.1)
Cumulative translation adjustment					(48.7)	(48.7)
Comprehensive income						105.2
Dividends on common stock		(7.6)		(36.7)		(44.3)
Income tax benefits from equity awards		3.1				3.1
Stock options exercised		1.7	0.1			1.8
Stock-based compensation		3.3				3.3
Balance, December 31, 2008	0.4	2.2	(5.6)	68.3	(0.8)	64.5
Comprehensive income:
Net earnings				163.9		163.9
Change in unrealized pension costs, net of tax of $4.5					(11.6)	(11.6)
Unrealized gain on cash flow hedges, net of tax of $(3.5)					5.7	5.7
Cumulative translation adjustment					37.9	37.9
Comprehensive income						195.9
Dividends on common stock				(47.2)		(47.2)
Shares issued related to restricted stock units, net of shares whithheld for employee taxes		(1.1)				(1.1)
Income tax benefits from equity awards		3.2				3.2
Stock options exercised		2.9	0.4			3.3
Stock-based compensation		4.5				4.5
Balance, December 31, 2009	0.4	11.7	(5.2)	185.0	31.2	223.1
Comprehensive income:
Net earnings				150.6		150.6
Change in unrealized pension costs, net of tax of $(0.4)					1.2	1.2
Unrealized loss on cash flow hedges, net of tax of $0.1					(0.1)	(0.1)
Cumulative translation adjustment					13.7	13.7
Comprehensive income						165.4
Dividends on common stock				(52.0)		(52.0)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		2.8				2.8
Stock options exercised		3.0	0.2			3.2
Stock-based compensation		5.3				5.3
Balance, December 31, 2010	$0.4	$22.7	$(4.9)	$283.6	$46.0	$347.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(In millions)	2010	2009	2008

Cash flows from operating activities:
Net earnings	$150.6	$163.9	$159.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	52.0	43.7	41.4
Finance fee amortization	1.3	1.2	1.2
Early extinguishment and refinancing of long-term debt	2.5	5.0	6.5
Stock-based compensation	5.3	4.5	3.3
Accreted interest	-	-	8.5
Deferred income taxes	7.7	25.6	16.2
Other, net	3.6	1.6	(0.4)
Changes in operating assets and liabilities:
Receivables	(29.4)	44.0	(11.5)
Inventories	70.4	(146.9)	(5.7)
Other assets	(5.3)	1.0	(2.8)
Accounts payable, income taxes payable and accrued expenses	(2.2)	(30.1)	48.1
Other liabilities	(15.3)	5.4	(10.2)
Net cash provided by operating activities	241.2	118.9	254.1
Cash flows from investing activities:
Capital expenditures	(112.1)	(94.1)	(67.8)
Acquisition of a business	-	(3.6)	-
Other, net	(1.3)	(1.2)	1.1
Net cash used in investing activities	(113.4)	(98.9)	(66.7)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	97.5	-
Principal payments on long-term debt	(4.1)	(93.9)	(94.2)
Revolver activity, net	-	(8.6)	(23.3)
Fees and premiums paid to redeem and refinance debt	(2.4)	(4.1)	(5.4)
Dividends paid	(52.0)	(47.2)	(44.3)
Proceeds received from stock option exercises	3.2	3.3	1.8
Excess tax benefits from equity compensation awards	2.8	3.2	3.1
Deferred financing costs	(2.6)	(2.4)	-
Other	-	(1.1)	-
Net cash used in financing activities	(55.1)	(53.3)	(162.3)
Effect of exchange rate changes on cash and cash equivalents	4.9	12.2	(2.6)
Net change in cash and cash equivalents	77.6	(21.1)	22.5
Cash and cash equivalents, beginning of the year	13.5	34.6	12.1
Cash and cash equivalents, end of year	$91.1	$13.5	$34.6

Supplemental cash flow information:
Interest paid	$22.6	$27.1	$31.9
Income taxes paid, net of refunds	58.7	52.6	26.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND FORMATION

Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the United Kingdom (“U.K.”). Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The Company provides highway deicing products to customers in North America and the U.K., and specialty fertilizer to growers and fertilizer distributors worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  Compass Minerals also provides records management services to businesses located in the U.K.
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

b. Basis of Consolidation:
The Company’s Consolidated Financial Statements include the accounts of Compass Minerals International, Inc. and its wholly owned domestic and foreign subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

c. Foreign Currency Translation
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss). Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other expense for the years ended December 31, 2010, 2009 and 2008, were $(6.4) million, $(3.2) million and $0.5 million, respectively.

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

f. Accounts Receivable and Allowance for Doubtful Accounts:
Receivables consist almost entirely of trade accounts receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by business line. The Company reviews its past due account balances for collectibility and adjusts its allowance for doubtful accounts accordingly. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered.

g. Inventories:
 Inventories are stated at the lower of cost or market. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt, potassium chloride, magnesium chloride and specialty fertilizer products readily available for sale. All costs associated with the production of finished goods at the Company’s producing locations are captured as inventory costs. As required by GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period.  Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

h. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property are capitalized.  Maintenance and repairs are expensed as incurred.  Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests.  The Company leases probable mineral reserves at several of its extraction facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 86 years as of December 31, 2010.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 46 years as of December 31, 2010.
Buildings and structures are depreciated on a straight line basis over lives generally ranging from 10 to 30 years.  Portable buildings generally have shorter lives than permanent structures.  Leasehold and building improvements typically have shorter estimated lives of 5 to 20 years or lower based on the life of the lease to which the improvement relates.
The Company’s other fixed assets are amortized on a straight-line basis over their respective lives.  The following table summarizes the estimated useful lives of the Company’s property, plant and equipment:

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

j. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $6.2 million and $7.4 million as of December 31, 2010 and 2009 net of accumulated amortization of $0.5 million and $3.1 million as of December 31, 2010 and 2009, respectively. In connection with the refinancing of the credit agreement in 2010, the Company wrote-off approximately $0.1 million of deferred financing costs previously capitalized and capitalized approximately $2.6 million in additional deferred financing costs.  In connection with the refinancing of the 12% senior subordinated discount notes (“12%

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Senior Subordinated Discount Notes”) with 8% senior notes (“8% Senior Notes”), the Company wrote off $0.9 million of the Company’s unamortized deferred financing costs related to the 12% Senior Subordinated Discount Notes, which have been included in other, net in the Consolidated Statements of Operations for 2009 and capitalized approximately $2.4 million in deferred financing costs related to the 8% Senior Notes.  Deferred financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.
Certain inventories of spare parts and related inventory of approximately $10.3 million and $9.5 million at December 31, 2010 and 2009, respectively, which will be utilized with respect to long-lived assets, have been classified in the Consolidated Balance Sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 7.  As of December 31, 2010 and 2009, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $6.2 million and $5.5 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets.  The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense, net in the Consolidated Statements of Operations.

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
If the Company determines that a portion of its deferred tax assets will not be realized, a valuation allowance is recorded in the period that such determination is made. In the future, if the Company determines, based on the existence of sufficient evidence, that more or less of the deferred tax assets are more likely than not to be realized, an adjustment to the valuation allowance will be made in the period such a determination is made.

l. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $1.7 million and $1.8 million as of December 31, 2010 and 2009, respectively.

m. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of CMP, whereby stock options, restricted stock units and performance stock units are available for grant to employees, consultants, or directors of CMP. See Note 11 for additional discussion.

n. Earnings per Share:
As required, the Company has adopted guidance related to determining whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities based upon their rights to receive dividends.  Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average number of outstanding common shares during the period.  Diluted earnings per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two-class method for calculating the weighed-average number of outstanding common shares.  The treasury stock method is calculated assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock.  In addition, the guidance requires retrospective presentation of prior periods.  Prior to its adoption, the Company had included participating securities in both its basic and diluted weighted shares outstanding and calculated diluted earnings per share using the treasury stock method.  The adoption of this guidance had no material impact on the Company’s Consolidated Financial Statements.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

o. Derivatives:
The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of its risk of changes in natural gas prices through the use of derivative agreements. The Company also uses an interest rate swap agreement to hedge the variability of a portion of its future interest payments on its variable rate debt. The Company accounts for derivative financial instruments in accordance with applicable U.S. GAAP, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis. The Company does not engage in trading activities with its financial instruments.

p. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S., and throughout Canada and the U.K.  The Company’s specialty fertilizer products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2010, or more than 10% of accounts receivable at December 31, 2010 or 2009.

q. Recent Accounting Pronouncements:
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

3.	INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2010	2009
Finished goods	$149.4	$213.8
Raw materials and supplies	55.6	59.4
Total inventories	$205.0	$273.2

4.	PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2010	2009
Land, buildings and structures and leasehold improvements	$254.2	$213.8
Machinery and equipment	544.4	441.5
Office furniture and equipment	23.0	20.6
Mineral interests	176.9	174.5
Construction in progress	38.3	68.8
	1,036.8	919.2
Less accumulated depreciation and depletion	(503.0)	(455.4)
Property, plant and equipment, net	$533.8	$463.8

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

5.	INTANGIBLE ASSETS

Intangible assets consist primarily of purchased rights to produce SOP and customer relationships.  The SOP production rights and customer relationships are being amortized over 25 years and 7 years, respectively.  The weighted average amortization period for all intangibles is approximately 23 years.  None of the intangible assets has a residual value.  Aggregate amortization expense was $1.3 million in 2010, $1.2 million in 2009 and $1.3 million in 2008 and is projected to be between $1.0 million and $1.3 million per year over the next five years.  The intangible asset value and accumulated amortization as of December 31, 2010 are as follows (in millions):

	SOP Production Rights	Customer Relationships	Total
Intangible assets	$24.3	$2.3	$26.6
Accumulated amortization	(6.9)	(1.3)	(8.2)
Intangible assets, net	$17.4	$1.0	$18.4

As of December 31, 2009, intangible assets included SOP production rights and a related customer list valued at $24.3 million and $2.3 million, respectively, with accumulated amortization of $5.9 million and $1.0 million, respectively.

6.	INCOME TAXES

The Company files U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels.  The Company’s U.S. federal tax returns for tax years 2007 forward remain open and subject to examination.  Generally, the Company’s state, local and foreign tax returns for years as early as 2003 forward remain open and subject to examination, depending on the jurisdiction.
The following table summarizes the Company’s income tax provision (benefit) related to earnings for the years ended December 31 (in millions):

	2010	2009	2008
Current:
Federal	$20.6	$22.1	$25.3
State	5.2	5.6	5.8
Foreign	11.1	19.9	20.2
Total current	36.9	47.6	51.3
Deferred:
Federal	6.3	23.2	10.1
State	1.6	5.8	2.6
Foreign	(0.2)	(3.4)	3.5
Total deferred	7.7	25.6	16.2
Total provision for income taxes	$44.6	$73.2	$67.5

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2010	2009	2008
Domestic income	$142.4	$197.0	$169.5
Foreign income	52.8	40.1	57.5
Earnings before income taxes	195.2	237.1	227.0
Computed tax at the U.S. federal statutory rate of 35%	68.3	83.0	79.4
Foreign income, mining, and withholding taxes, net of U.S. federal deduction	(1.5)	1.0	1.5
Percentage depletion in excess of basis	(11.0)	(8.1)	(12.5)
Release of tax reserves due to agreement with taxing authorities	(5.9)	-	-
Other domestic tax reserves, net of reversals	(1.4)	(2.1)	(2.4)
Domestic manufacturers deduction	(2.7)	(2.0)	(1.2)
State income taxes, net of federal income tax benefit	5.0	7.7	6.2
Change in valuation allowance on deferred tax assets	0.1	0.3	0.4
Interest expense recognition differences	(7.0)	(6.1)	(6.3)
Other	0.7	(0.5)	2.4
Provision for income taxes	$44.6	$73.2	$67.5
Effective tax rate	23%	31%	30%

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

	2010	2009
Current deferred tax assets:
Alternative minimum tax credit carryforwards	$-	$6.3
Accrued expenses	2.0	3.2
Other, net	11.8	8.2
Current deferred tax assets	$13.8	$17.7
Noncurrent deferred taxes:
Property, plant and equipment	$70.9	$72.8
Total noncurrent deferred tax liabilities	70.9	72.8
Deferred tax assets:
Net operating loss carryforwards	3.1	8.3
Alternative minimum tax credit carryforwards	-	3.7
Other, net	10.3	9.5
Subtotal	13.4	21.5
Valuation allowance	(2.3)	(3.7)
Total noncurrent deferred tax assets	11.1	17.8
Net noncurrent deferred tax liabilities	$59.8	$55.0

At December 31, 2010, the Company had U.S. and Canadian federal net operating loss (“NOL”) carryforwards of approximately $11.1 million, which expire at various dates through 2028. Ownership changes, as defined in Internal Revenue Code Section 382, limit the amount of U.S. NOLs that can be utilized annually to offset future taxable income and reduce the tax liability.  The Company has previously incurred three ownership changes, which have placed annual limitations on the amount of utilization of each U.S. NOL. The Company also has tax-effected state and Canadian provincial NOL carryforwards of approximately $1.0 million, which will expire in various years through 2028, and, in connection with its 2007 acquisition of IRM, the Company acquired approximately $4.0 million of foreign NOL carryforwards with no expiration date.  The Company also had a U.S. federal alternative minimum tax credit carryforward at December 31, 2009 of approximately $10.0 million. This credit carryforward may be carried forward indefinitely to offset any excess of regular tax liability over alternative minimum tax liability.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. As of

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

December 31, 2010 and 2009, the Company’s valuation allowance was $2.3 million and $3.7 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $1.0 million in the next twelve months largely as a result of resolution with various taxing authorities.  The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2010	2009
Unrecognized tax benefits:
Balance at January 1	$23.3	$18.1
Additions resulting from current year tax positions	0.4	2.2
Additions relating to tax positions taken in prior years	10.9	3.1
Reductions due to cash payments	(3.6)	-
Reductions due to settlements	(6.4)	-
Reductions relating to tax positions taken in prior years	(0.4)	(0.1)
Reductions due to expiration of tax years	(0.3)	-
Balance at December 31	$23.9	$23.3

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision.  During the years ended December 31, 2010, 2009 and 2008, the Company accrued interest and penalties, net of reversals, of $(1.9) million, $1.2 million and $1.0 million, respectively.  As of December 31, 2010 and 2009, accrued interest and penalties included in the Consolidated Balance Sheets totaled $1.9 million and $5.9 million, respectively.
The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the U.S.  No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2010, 2009 and 2008.  Total undistributed earnings on which no U.S. federal income tax has been provided were $216.9 million at December 31, 2010.  If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.
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
In connection with the above dispute, customary local regulations have required us to post security of $36 million in the form of a $27 million performance bond and $9 million of cash (both submitted in early 2010), which when combined, represent the total amount in dispute, including interest through the end of 2009.  The Company entered into a subsequent agreement with the Canadian taxing authority to pay the interest associated with the performance bond in January of each year until the dispute has been resolved.  In 2010, the Canadian taxing authority also issued an additional tax reassessment related to the 2005 tax year of $5.1 million, including interest through 2010. This reassessment only addressed one of the positions being disputed and therefore, the Company may receive an additional reassessment related to the 2005 tax year.  The Company may be required by the same local regulations to post additional security related to the 2005 reassessment and for any future reassessments issued by the Canadian tax authority in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities.
In the fourth quarter of 2010, the Company negotiated an agreement with taxing authorities to resolve uncertain tax positions.  As a result of this agreement, the Company’s income tax expense decreased by approximately $5.9 million.

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

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

The Company’s U.K. investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities.  The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio and that approximately 25% be invested in debt securities.  Investment strategies and portfolio allocations are based on the plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis.  In 2009 and 2010, the plan’s investments consisted of larger percentages of debt securities as the Company evaluated the investment climate.  The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2010	2009
Cash and cash equivalents	1%	23%
Equity Securities	23%	-
Debt Securities	76%	77%
Total	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2010 and 2009 by asset category are as follows (in millions):

	Market Value at December 31, 2010	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.5	$0.5	$-	$-
Equity securities	13.5	13.5	-	-
Debt securities(b) :
Treasuries	24.8	24.8	-	-
Corporate bonds	19.6	19.6	-	-
Total Pension Assets	$58.4	$58.4	$-	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes.  The funds are valued using the bid amounts for each fund.  The Company does not believe there is any concentration risk within this asset category.

	Market Value at December 31, 2009	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$12.8	$12.8	$-	$-
Debt securities(b) :
Treasuries	24.1	24.1	-	-
Corporate bonds	18.7	18.7	-	-
Total Pension Assets	$55.6	$55.6	$-	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes.  The funds are valued using the bid amounts for each fund.  The Company does not believe there is any concentration risk within this asset category.

As of December 31, 2010 and 2009, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $14.1 million and $15.3 million, respectively.  The Company expects to recognize approximately $2.1 million of losses from accumulated other comprehensive income as a component of net periodic benefit cost in 2011.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2010	2009	2008
Discount rate	5.70%	5.80%	5.80%
Expected return on plan assets	6.55%	6.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the targeted and expected portfolio composition. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.  The Company determines its discount rate based on a forward yield curve for a portfolio of high-credit-quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan.
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator.  Management expects total contributions during 2011 will be approximately $1.2 million.  In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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
The Company expects to pay the following benefit payments (in millions), which reflect expected future service, as appropriate:

Calendar Year	Future Expected Benefit Payments
2011	$2.5
2012	2.6
2013	2.7
2014	2.8
2015	2.9
2016 – 2020	13.4

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans (based on a December 31 measurement date in 2010 and 2009), as of December 31 (in millions):

	2010	2009
Change in benefit obligation:
Benefit obligation as of January 1	$70.6	$56.1
Interest cost	3.8	3.3
Actuarial (gain) or loss	2.0	9.6
Benefits paid	(2.8)	(4.9)
Currency fluctuation adjustment	(2.4)	6.5
Benefit obligation as of December 31	71.2	70.6
Change in plan assets:
Fair value as of January 1	55.6	53.9
Actual return	4.3	(1.9)
Company contributions	3.1	2.7
Currency fluctuation adjustment	(1.8)	5.8
Benefits paid	(2.8)	(4.9)
Fair value of plan assets as of December 31	58.4	55.6
Underfunded status of the plans	$(12.8)	$(15.0)

The underfunded status of the defined pension plan, which was recorded in the Consolidated Balance Sheets, included $1.2 million in accrued expenses and $11.6 million in noncurrent liabilities in 2010, and $0.8 million in accrued expenses and $14.2 million in noncurrent liabilities in 2009. The accumulated benefit obligation for the defined benefit pension plan was $71.2 million

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

and $70.6 million as of December 31, 2010 and 2009, respectively. The accumulated benefit obligation is in excess of the plan’s assets.  The components of net pension expense were as follows for the years ended December 31 (in millions):

	2010	2009	2008
Service cost for benefits earned during the year	$-	$-	$0.5
Interest cost on projected benefit obligation	3.8	3.3	4.4
Expected return on plan assets	(3.5)	(3.4)	(4.8)
Net amortization	2.0	-	-
Net pension expense	$2.3	$(0.1)	$0.1

The Company has defined contribution and pre-tax savings plans (“Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions.  Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance.  Expense attributable to all Savings Plans was $6.3 million, $6.2 million and $10.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The Savings Plans include a non-qualified plan for certain of its executive officers and key employees who are limited in their ability to participate in qualified plans due to existing regulations.  These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions as if the limitations imposed by current U.S. regulations for qualified plans were not in place.  The Company’s matching contributions are based on a percentage of their deferred salary, profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications.  Although not required to do so, the Company actually invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications.  As of December 31, 2010 and 2009, investments in marketable securities totaling $6.2 million and $5.5 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets.  Compensation expense (reduction) recorded for this plan totaled $0.7 million, $1.6 million and $(1.3) million for the years ended December 31, 2010, 2009 and 2008, respectively, including amounts attributable to investment income (loss) of $0.6 million, $1.0 million and $(1.5) million, respectively, which is included in other, net in the Consolidated Statements of Operations.

8.	LONG TERM DEBT

During 2005, the Company entered into a $475 million senior secured credit agreement (“Credit Agreement”) with a syndicate of financial institutions, amending and restating previously existing credit facilities. The Credit Agreement included a $350 million term loan (“Term Loan”) and a $125 million revolving credit facility (“Revolving Credit Facility” or “Revolver”).  During 2007, the Company amended the Credit Agreement and borrowed an additional $127 million under an incremental term loan (“Incremental Term Loan”).  In October 2010, the Company amended the terms of its Credit Agreement and entered into a new revolving credit facility.  As part of the amendment, the Company extended the maturity of approximately $234 million of its Term Loan and Incremental Term Loan (“Extended Term Loan”) under the Credit Agreement to 2016.  The remaining amount outstanding as of October 1, 2010, of approximately $156 million on the Term Loan and the Incremental Term Loan will mature in December 2012.  In connection with the refinancing of the Credit Agreement in 2010, the Company paid approximately $2.4 million of fees which were expensed and approximately $2.6 million of fees which were capitalized as deferred financing costs.
The Term Loan and Incremental Term Loan are due in quarterly installments of principal and interest and mature in December 2012. The Extended Term Loan is also due in quarterly installments of principal and interest and matures in December 2016.  The scheduled principal payments total $4.2 million annually.  The Term Loan and Incremental Term Loan may be prepaid proportionately at any time without penalty. However, the Extended Term Loan has a prepayment penalty of 1% through September 2011, with no prepayment penalty thereafter. The $125 million Revolving Credit Facility matures in December 2015. Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolver includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2010, there were no borrowings outstanding under the Revolving Credit Facility and, after deducting outstanding letters of credit totaling $10.4 million, the Company’s borrowing availability was $114.6 million.  The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio.  Bank fees are not material.
Interest on the Credit Agreement is variable based on either the Eurodollar rate (“LIBOR”) or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent upon the Company’s leverage ratio and the type of term loan borrowing.  As of December 31, 2010, the weighted average interest rate was 2.6% on all borrowings outstanding under the Credit Agreement.
The Company has an interest rate swap agreement to effectively fix the interest rate on a combined $50 million of its Term Loan at a weighted average rate, including the applicable spread, of 6.4%. These swaps are discussed further in Note 9.
The Company’s 12% Senior Subordinated Discount Notes due 2013 accreted non-cash interest at an annual rate of 12% through June 1, 2008, thereby increasing the aggregate principal balance of the notes to $179.6 million by June 1, 2008.  In 2008, the Company called $90.0 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the transactions, the Company recorded a loss on the extinguishment of debt of $6.5 million, which included call premiums of $5.4 million and the write-off of deferred financing fees of $1.1 million.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

In June of 2009, the Company issued 8% Senior Notes with an aggregate face amount of $100 million due in 2019, which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at a discount at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%. With the proceeds of the 8% Senior Notes, the Company redeemed the remaining $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company paid approximately $4.1 million in call premiums and tender and other fees, and paid $2.4 million of fees that were capitalized as deferred financing costs.
The Credit Agreement and the indenture governing the 8% Senior Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies.  The Credit Agreement is secured by all existing and future assets of the Company’s subsidiaries. Additionally, it requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2010, the Company was in compliance with each of its covenants.
The 8% Senior Notes in the table below are subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2010	2009
Term Loan due 2012	$99.6	$269.0
Incremental Term Loan due 2012	55.9	124.1
Extended Term Loan due 2016	233.5	-
Revolving Credit Facility due 2016	-	-
8% Senior Notes due 2019	97.7	97.6
	486.7	490.7
Less current portion	(4.2)	(4.1)
Long-termdebt	$482.5	$486.6

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):
Debt
Maturity
2011	$4.2
2012	156.0
2013	2.3
2014	2.4
2015	2.3
Thereafter	321.8
Total	$489.0

9.	DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks including interest rate risk, foreign currency exchange rate transaction and translation risk, and commodity pricing risk.  Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments.  Currently, the Company manages a portion of its interest rate risk and commodity pricing risk by using derivative instruments.  The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangements. The Company has entered into natural gas derivative instruments and interest rate swap agreements with counterparties it views as creditworthy.  However, management does attempt to mitigate its counterparty credit risk exposures by entering into master netting agreements with these counterparties.

Cash Flow Hedges

As of December 31, 2010, the Company has entered into natural gas derivative instruments and an interest rate swap agreement. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of December 31, 2010 and 2009 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an ongoing basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.
Natural gas is used at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of December 31, 2010, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through June 2013.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2010 and 2009, the Company had agreements in place to hedge forecasted natural gas purchases of 4.1 and 5.2 million MMBtus, respectively.
As of December 31, 2010, the Company had $389.0 million of borrowings under its senior secured credit agreement (“Credit Agreement”), which are subject to a floating rate.  The Company has a $50 million interest rate swap agreement in place to hedge the variability of future interest payments.  The remaining notional amount of the swap expires in March 2011.  As of December 31, 2010, the interest rate swap agreement effectively fix the weighted average LIBOR-based portion of its interest rate on a portion of its debt at 4.9%, thereby reducing the impact of interest rate changes on future interest cash flows and expense.
As of December 31, 2010, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $5.1 million and $0.6 million of net losses on derivative instruments related to its natural gas and interest rate hedges, respectively.
The following table presents the fair value of the Company’s hedged items as of December 31, 2010, and December 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2010	Balance Sheet Location	December 31, 2010

Interest rate contracts	Other current assets	$-	Accrued expenses	$0.6
Commodity contracts (b)	Other current assets	1.2	Accrued expenses	6.2
Commodity contracts	Other assets	-	Other noncurrent liabilities	2.2

Total derivatives designated as hedging instruments		$1.2		$9.0

(a)
As of December 31, 2010, the Company has an interest rate swap agreement with one counterparty.  In addition, the Company has commodity hedge agreements with two counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are almost entirely payable to one counterparty.  The amount recorded as an asset is due from two counterparties.

(b)
The Company has master netting agreements with its counterparties and accordingly has netted approximately $0.9 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

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

(a)
The Company had interest rate swap agreements with three counterparties, one of which holds approximately 70% of the interest rate swaps outstanding.  In addition, the Company had commodity hedge agreements with three counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts were payable to one counterparty.  The amount recorded as an asset was due from two counterparties.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the twelve months ended December 31, 2010 and December 31, 2009 (in millions):

		Twelve Months Ended December 31, 2010
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.6	$(5.0)
Commodity contracts	Product cost	9.3	(4.8)
Total		$9.9	$(9.8)

		Twelve Months Ended December 31, 2009
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$2.4	$(6.3)
Commodity contracts	Product cost	4.8	(10.1)
Total		$7.2	$(16.4)

Risks Not Hedged
The Company also conducts its business in Canada and the U.K. The Company’s operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and the results of operations may be affected adversely as currency fluctuations affect the Company’s product prices and operating costs. The Company’s historical results do not reflect any material foreign currency exchange hedging activity. However, the Company may engage in hedging activities in the future to reduce the exposure of its net cash flows to fluctuations in foreign currency exchange rates.
The Company is subject to increases and decreases in the cost of transporting its products due, in part, to variations in contracted carriers’ cost of fuel, which is typically diesel fuel. The Company’s historical results do not include hedging activity related to fuel costs. However, the Company may engage in hedging activities in the future, including forward contracts, to reduce its exposure to changes in transportation costs due to changes in the cost of fuel.

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin, plant. DATCP directed the Company to conduct an investigation into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified contaminants have been used in association with Compass Minerals’ current site

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

operations.  The Company has conducted ongoing investigations of the soils and ground water at the Kenosha site and continues to provide the findings to DATCP. DATCP, in conjunction with the Wisconsin Department of Natural Resources, will determine whether any further investigation or remediation is necessary, or whether no further action is required.  All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgement of no further action and are required to conduct further investigation or remedial work that may not be fully reimbursable under the ACCP.
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
Approximately 30% of the Company’s U.S. workforce and approximately 50% of its global workforce is represented by labor unions. Of the Company’s nine material collective bargaining agreements, five will expire in 2011 (representing approximately 12% of its total workforce), two will expire in 2012 and two will expire in 2013. Although the terms of a new collective bargaining agreement have not been reached with the union at Cote Blanche, the Company continues to operate the mine at full capacity.  Approximately 10% of the Company’s workforce is employed in Europe where trade union membership is common. The Company considers its labor relations to be satisfactory.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. In addition, the Company has entered into a master lease agreement with a bank to provide financing for equipment up to a total of $20 million.  The agreement expires in 2011 but may be extended, in full or in part.  Leases under this agreement have 5-year lease terms.  The aggregate future minimum annual rentals under lease arrangements as of December 31, 2010, are as follows (in millions):

Operating
Leases
2011	$9.6
2012	7.7
2013	5.9
2014	4.6
2015	3.9
Thereafter	22.8
Total	$54.5

Rental expense, net of sublease income, was $13.9 million for the year ended December 31, 2010, $13.4 million for 2009, and $11.8 million for 2008.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company.  Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  Royalty expense related to these leases was $16.2 million, $8.6 million and $11.3 million for the years ended December 31, 2010, 2009 and 2008.

Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2010, the Company has had no material penalties related to these sales contracts.  At December 31, 2010, the Company had approximately $76.5 million of outstanding performance bonds.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has purchase contracts with two suppliers for a minimum amount of salt, one of which can be canceled with one year’s notice.  The purchase commitments for these contracts are estimated to be approximately $12.7 million for 2011 and between $1.7 million and $2.2 million annually from 2012 through 2020.  In addition, the Company’s other future minimum long-term purchase commitments are estimated to be approximately $0.3 million annually through 2014.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

11.	STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $1.56 per share in 2010 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 8) and other factors its board of directors deems relevant.
Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, and the current equity compensation plan (“2005 Plan”), non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date.  Accumulated deferred units are distributed in the form of Company common stock following resignation from the Board.  During the years ended December 31, 2010, 2009 and 2008, members of the board were credited with 9,317, 11,744 and 12,965 deferred stock units, respectively.  During the years ended December 31, 2010, 853 shares of common stock were issued from treasury shares for director compensation.  During the years ended December 31, 2009, and 2008, 10,135 and 631 shares of common stock, respectively, were issued from treasury shares to retiring directors.

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
In 2005, the Company adopted the 2005 Plan for executive officers, other key employees and directors allowing grants of equity instruments, including restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options, with respect to 3,240,000 shares of CMP common stock.  The right to make awards expires in 2015. The grants occur following formal approval by the board of directors or on the date of hire if granted to a new employee, with the amount and terms communicated to employees shortly thereafter.  The Company does not back-date awards.  The exercise price of options is equal to the closing stock price on the day of grant.
RSUs granted under the 2005 Plan vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared.
PSUs granted under the 2005 Plan vest after three years of service. The PSUs are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return.  For PSUs granted in 2010, each tranche is calculated based upon a one-year performance period beginning in 2010 and ending in 2012, with each annual tranche receiving between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for the companies comprising the Russell 2000 Index.
Stock options granted under the 2005 Plan generally vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years.  Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. While the option holders are not entitled to vote, each holder of options granted prior to 2009 is entitled to receive non-forfeitable dividends or other distributions declared on the Company’s common stock equal to, and at the same time as, the per-share dividend declared to holders of the Company’s common stock.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

The following is a summary of CMP’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2007	652,041	$25.15	121,525	$28.80	-	$-
Granted	105,550	55.65	33,400	55.67	-	-
Exercised (a)	(83,119)	20.38	-	-	-	-
Released from restriction (a)	-	-	(14,000)	23.47	-	-
Cancelled/Expired	(5,722)	4.07	(232)	45.78	-	-
Outstanding at December 31, 2008	668,750	30.66	140,693	35.68	-	-
Granted	133,726	58.99	43,611	58.99	-	-
Exercised (a)	(156,974)	20.71	-	-	-	-
Released from restriction (a)	-	-	(58,900)	26.11	-	-
Cancelled/Expired	(1,575)	57.30	(506)	57.34	-	-
Outstanding at December 31, 2009	643,927	38.90	124,898	48.24	-	-
Granted	97,619	78.47	34,535	78.48	6,366	86.51
Exercised (a)	(116,796)	27.12	-	-	-	-
Released from restriction (a)	-	-	(48,425)	33.58	-	-
Cancelled/Expired	(3,376)	65.08	(1,257)	65.39	-	-
Outstanding at December 31, 2010	621,374	$47.19	109,751	$64.03	6,366	$86.51

(a)	Common stock issued for exercised options and RSUs released from restriction were issued from treasury stock.

The Company generally expenses the fair value of its awards over the vesting period using the straight line method.  To estimate the fair value of performance stock units on the grant date, the Company uses a Monte-Carlo simulation model, which simulates the Company’s future stock prices as well as the companies comprising the Russell 2000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 2000 Index.  The risk free rate was determined using the same methodology as the option valuations as discussed below.
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

	2010	2009	2008
Fair value of options granted	$27.77	$19.23	$16.54
Expected term (years)	5.4	5.4	5.2
Expected volatility	44.3%	43.3%	27.9%
Dividend yield(a)	2.1%	2.6%	0.0%
Risk-free interest rates	2.5%	2.1%	2.4%
(a)	The assumed yield reflects the non-forfeiting dividend feature for awards under the 2005 Plan prior to 2009.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

The following table summarizes information about options outstanding and exercisable at December 31, 2010.  As of December 31, 2009, there were 643,927 options outstanding of which 299,985 were exercisable.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$16.66 - $28.31	171,700	2.1	$25.52	171,700	2.1	25.52
$28.32 - $36.00	122,925	3.2	33.61	86,681	3.2	33.62
$36.01 - $55.12	96,508	4.2	55.08	46,682	4.2	55.07
$55.13 - $58.99	130,037	5.2	58.99	31,413	5.2	58.99
$59.00 - $78.53	100,204	6.1	78.08	2,138	4.6	69.23
Totals	621,374	4.0	$47.19	338,614	3.0	$35.05

During the years ended December 31, 2010, 2009 and 2008, the Company recorded compensation expense of $4.6 million, $3.8 million and $3.0 million, respectively, related to its stock-based compensation awards that are expected to vest.  No amounts have been capitalized.  As of December 31, 2010, unrecorded compensation cost related to non-vested awards of $7.2 million is expected to be recognized from 2011 through 2014, with a weighted average period of 1.1 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2010, totaled approximately $5.4 million.  As of December 31, 2010, the intrinsic value of options outstanding totaled approximately $26.1 million, of which 338,614 options with an intrinsic value of $18.4 million were exercisable.  The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2010.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of related taxes, are summarized as follows (in millions):

December 31,	2010	2009	2008
Unrealized net pension costs	$(14.1)	$(15.3)	$(3.7)
Unrealized loss on cash flow hedges	(4.7)	(4.6)	(10.3)
Cumulative foreign currency translation adjustments	64.8	51.1	13.2
Accumulated other comprehensive income (loss)	$46.0	$31.2	$(0.8)

See Note 9 for a discussion of the Company’s cash flow hedges and Note 7 for a discussion of the Company’s defined benefit pension plans.

12.	FAIR VALUE MEASUREMENTS

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

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

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

	December 31, 2010	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.2	$6.2	$-	$-
Derivatives - natural gas instruments	0.3	-	0.3	-
Total Assets	$6.5	$6.2	$0.3	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.2)	$(6.2)	$-	$-
Derivatives – natural gas instruments	(7.3)	-	(7.3)	-
Derivatives – interest rate swaps	(0.6)	-	(0.6)	-
Total Liabilities	$(14.1)	$(6.2)	$(7.9)	$-

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, approximately 15% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 15% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 20% in blended funds.

	December 31, 2009	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan (a)	$5.5	$5.5	$-	$-
Derivatives – natural gas instruments	1.0	-	1.0	-
Total Assets	$6.5	$5.5	$1.0	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(5.5)	$(5.5)	$-	$-
Derivatives – natural gas instruments	(3.5)	-	(3.5)	-
Derivatives – interest rate swaps	(5.0)	-	(5.0)	-
Total Liabilities	$(14.0)	$(5.5)	$(8.5)	$-

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, approximately 10% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 20% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 20% in blended funds.

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $6.2 million and $5.5 million as of December 31, 2010 and December 31, 2009, respectively, are stated at fair value based on quoted market prices.  As of December 31, 2010, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $109.0 million compared with the aggregate principal amount at maturity of $100 million. The fair value at December 31, 2010 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $371.5 million compared with the aggregate principal amount at maturity of $389.0 million.  The fair values of the Company’s interest rate swap and natural gas contracts are based on forward yield curves and prices for notional amounts maturing in each respective timeframe.

13.	OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: salt and specialty fertilizer. The salt segment produces salt and magnesium chloride for use in road deicing and

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

dust control, food processing, water softeners, pool salt and agricultural and industrial applications.  The Company also purchases potassium chloride to sell as a finished product.  Sulfate of potash crop nutrients and industrial-grade SOP are produced and marketed through the specialty fertilizer segment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information as of and for the years ended December 31, is as follows (in millions):

		Specialty	Corporate
2010	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$870.3	$187.5	$11.1	$1,068.9
Intersegment sales	0.7	4.8	(5.5)	-
Shipping and handling cost	244.2	24.4	-	268.6
Operating earnings (loss)	206.0	61.4	(40.9)	226.5
Depreciation, depletion and amortization	35.2	12.3	4.5	52.0
Total assets	789.7	260.6	64.0	1,114.3
Capital expenditures	63.6	45.5	3.0	112.1

		Specialty	Corporate
2009	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$825.8	$126.8	$10.5	$963.1
Intersegment sales	0.7	13.9	(14.6)	-
Shipping and handling cost	239.6	9.7	-	249.3
Operating earnings (loss)	232.4	76.0	(38.2)	270.2
Depreciation, depletion and amortization	29.5	9.2	5.0	43.7
Total assets	705.8	233.7	64.3	1,003.8
Capital expenditures	63.6	27.4	3.1	94.1

		Specialty	Corporate
2008	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$923.3	$232.9	$11.5	$1,167.7
Intersegment sales	0.4	22.4	(22.8)	-
Shipping and handling cost	318.3	22.8	-	341.1
Operating earnings (loss)	191.7	117.7	(35.2)	274.2
Depreciation, depletion and amortization	28.9	10.2	2.3	41.4
Total assets	592.5	183.0	47.1	822.6
Capital expenditures	43.7	19.4	4.7	67.8

(a) Other includes corporate entities, DeepStore and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan and other assets not allocated to the operating segments.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2010	2009	2008
United States	$757.9	$697.3	$844.5
Canada	201.0	199.3	245.5
United Kingdom	97.7	62.0	56.0
Other	12.3	4.5	21.7
Total sales	$1,068.9	$963.1	$1,167.7

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long-Lived Assets	2010	2009
United States	$306.2	$280.5
Canada	225.0	177.7
United Kingdom	55.5	57.3
Total long-lived assets	$586.7	$515.5

14.	EARNINGS PER SHARE

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
Prior to its adoption, the Company had included participating securities in both its basic and diluted weighted shares outstanding.  The impact of the adoption of this new guidance decreased the numerator and the denominator in the basic and diluted earnings per share calculation for all prior periods.  However, there was no impact on previously reported basic or diluted earnings per share.
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2010	2009	2008
Numerator:
Net earnings	$150.6	$163.9	$159.5
Less: Net earnings allocated to participating securities (a)	(2.7)	(3.4)	(3.4)
Net earnings available to common shareholders	$147.9	$160.5	$156.1

Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	32,747	32,574	32,407
Weighted average stock options outstanding	16	22	70
Shares for diluted earnings per share	32,763	32,596	32,477

Net earnings per common share, basic	$4.52	$4.93	$4.82

Net earnings per common share, diluted	$4.51	$4.92	$4.81

(a)
Participating securities include options and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 614,000, 704,000 and 712,000 for 2010, 2009 and 2008, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 760,000, 761,000 and 663,000 weighted options outstanding for 2010, 2009 and 2008, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

15.	QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2010
Sales	$357.6	$179.0	$176.0	$356.3
Gross profit	114.6	39.9	53.4	107.0
Net earnings	58.9	11.3	19.3	61.1
Net earnings per share, basic	$1.77	$0.34	$0.58	$1.83
Net earnings per share, diluted	1.77	0.34	0.58	1.83
Basic weighted-average shares outstanding (in thousands)	32,668	32,739	32,774	32,806
Diluted weighted-average shares outstanding (in thousands)	32,678	32,754	32,785	32,829
2009
Sales	$309.1	$159.5	$182.3	$312.2
Gross profit	115.3	55.0	66.6	117.2
Net earnings	61.6	14.1	25.7	62.5
Net earnings per share, basic	$1.85	$0.42	$0.77	$1.88
Net earnings per share, diluted	1.85	0.42	0.77	1.88
Basic weighted-average shares outstanding (in thousands)	32,493	32,585	32,593	32,623
Diluted weighted-average shares outstanding (in thousands)	32,538	32,601	32,609	32,633

16.	SUBSEQUENT EVENTS

Acquisition:
In January 2011, the Company acquired Big Quill Resources, Inc., Canada’s leading SOP producer, for approximately $56 million in cash.

Dividend Declared:
On February 11, 2011, the board of directors declared a quarterly cash dividend of $0.45 per share on the Company’s outstanding common stock, an increase of 15% from the quarterly cash dividends paid in 2010 of $0.39 per share.  The dividend will be paid on March 15, 2011, to stockholders of record as of the close of business on March 1, 2011.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
In connection with this Annual Report on Form 10-K for the year ended December 31, 2010, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

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
Management conducts an evaluation and assesses the effectiveness of the Company’s internal control over financial reporting as of the reporting date. In making its assessment of internal control over financial reporting, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2010, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Consolidated Financial Statements of the Company for the year ended December 31, 2010, and has also issued an audit report dated February 22, 2011, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

ITEM 9B.	OTHER INFORMATION

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted.  Section 1503 of the Act requires mining companies disclose in their periodic reports information about their mines subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  The operation of the Company’s mine in Cote Blanche, Louisiana is inspected by MSHA on an ongoing basis and MSHA issues citations and/or orders when it believes a violation under the Mine Act has occurred.  The following table provides the information required under §1503 of the Act for the three and twelve months ended December 31, 2010.

For the Three Months Ended December 31, 2010
	Mine Act
Mine	Total # of S&S Violations under §104	Total # of Orders under §104(b)	Total # of Unwarrantable Failure Citation/Orders under §104(d)	Total # of Flagrant Violations under §110(b)(2)	Total # of Immenent Danger Orders under §107(a)	Total Dollar Value of Proposed MSHA Assessments	Total # of Mining Related Fatalities

Cote Blanche, LA	4	0	0	0	0	$9,798	0

For the Twelve Months Ended December 31, 2010
	Mine Act
Mine	Total # of S&S Violations under §104	Total # of Orders under §104(b)	Total # of Unwarrantable Failure Citation/Orders under §104(d)	Total # of Flagrant Violations under §110(b)(2)	Total # of Immenent Danger Orders under §107(a)	Total Dollar Value of Proposed MSHA Assessments	Total # of Mining Related Fatalities

Cote Blanche, LA	23	1	4	0	0	$68,194	0

As of December 31, 2010, the Company has not received any written notice from MSHA regarding violations under §104(e) of the Mine Act.  In addition, there is no pending legal action before the Federal Mine Safety & Health Review Commission.

Rights Agreement Amendment

In connection with an independent director evaluation of the Company's Rights Agreement dated as of December 11, 2003, as amended (the "Rights Agreement"), between the Company and Computershare, as successor rights agent, the Board of Directors accepted the recommendations of the independent review committee and adopted changes to the Rights Agreement.  Accordingly, the Rights Agreement was amended pursuant to an amendment (the “Amendment”) effective February 21, 2011 to make the following changes:

•
The definitions of “Beneficial Owner” and “beneficially own” were expanded to include in the definition derivative securities acquired with the purpose or effect of evading the acquiring person definition or the beneficial ownership reporting requirements of the federal securities laws.

•	The Purchase Price has been increased to $300.
•	The procedures for any exchange have been revised by including a provision allowing for the use of a trust agreement.

The description set forth above is qualified in its entirety by the Amendment, which is incorporated herein by reference and filed herewith as Exhibit 4.4.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 – Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Corporate Governance Guidelines” of the definitive proxy statement filed pursuant to Regulation 14A for the 2011 annual meeting of stockholders (“2011 Proxy Statement”).  Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2011 Proxy Statement.

Code of Ethics
The Company has adopted a code of ethics for its executive and senior financial officers, violations of which are required to be reported to the CEO and the audit committee. The code of ethics is posted on the Company’s website at www.compassminerals.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the executive compensation tables in the “Compensation Discussion and Analysis” included in the 2011 Proxy Statement.

ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in the 2011 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Review and Approval of Transactions with Related Persons” and “Information Regarding Board of Directors and Committees” included in the 2011 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Auditors” included in the 2011 Proxy Statement.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	67

Reports of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of December 31, 2010 and 2009	42

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2010	43

Consolidated Statements of Stockholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2010	44

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2010	45

Notes to Consolidated Financial Statements	46

Schedule II – Valuation Reserves	70

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2010, 2009 and 2008

Description (in millions)	Balance at the Beginning of the Year	Additions Charged to Expense	Deductions (1) (3)	Acquisition or Disposition(2)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2010	$2.5	$1.1	$(0.8)	$—	$2.8
2009	2.5	0.8	(0.8)	—	2.5
2008	1.8	1.2	(0.5)	—	2.5

Deducted from Deferred Income Taxes — Valuation Allowance
2010	$3.7	$0.1	$(1.5)	$—	$2.3
2009	3.7	0.3	(0.3)	—	3.7
2008	4.6	1.2	(2.0)	(0.1)	3.7

(1)	Deduction for purposes for which reserve was created.
(2)	Increase in the allowance for doubtful accounts balance results from the acquisition of a business.
(3)	Deductions from the deferred income tax valuation allowance in 2010, 2009 and 2008 include a foreign currency adjustment of $0.1 million, $(0.3) million and $0.4 million, respectively.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

 EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.4*	Amendment Number Three to Rights Plan dated February 21, 2011 among Compass Minerals International, Inc. and Computershare, as successor rights agent.
4.5
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

4.7	Form of 8% Senior Notes due 2019 (included as Exhibit A to Exhibit 4.5).
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

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

10.3
Royalty Agreement, dated September 1, 1962, between Great Salt Lake Minerals Corporation (formerly known as IMC Kalium Ogden Corp.) and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.4***
Amended and Restated Credit Agreement, dated December 22, 2005, among Compass Minerals International, Inc. (formerly known as Salt Holdings Corporation), Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Corp., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, Goldman Sachs Credit Partners L.P., as co-lead arranger and joint bookrunner, Calyon New York Branch, as syndication agent, Bank of America, N.A., as co-documentation agent, and The Bank of Nova Scotia, as co-documentation agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly  Report on Form 10-Q for the quarter ended June 30, 2010).

10.5***
Amendment and Restatement Agreement dated as of September 30, 2010, to the Credit Agreement dated as of November 28, 2001 among Compass Minerals International, Inc., Sifto Canada Corp., Salt Union Limited, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.6
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

10.8
Amendment No. 1 to the US Collateral and Guaranty Agreement dated as of September 30, 2010 among Compass Minerals International, Inc., each subsidiary of Compass Minerals International, Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

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

10.11
Second Amendment to the Amended and Restated Credit Agreement, dated as December 22, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc., Sifto Canada Corp., Salt Union Limited, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as U.K. agent, Calyon New York Branch, as syndication agent, and Bank of America, N.A. and the Bank of Nova Scotia, as co-documentation agents (incorporated herein by reference to Exhibit 10.11 to Compass Minerals International, Inc’s Annual Report on Form 10-K for the year ended December 31, 2007).

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

10.12	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 4.1).
10.13
Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14
First Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15
Second Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.16*	Summary of Non-Employee Director Compensation Program.
10.17
Compass Minerals International, Inc. Form of 2010 Independent Director Deferred Stock Award Agreement effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.18
Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 333-111953).

10.19
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.20
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.21
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.22
Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.23
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.24
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.25	Form of Three-Year performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Current Report on Form 8-K dated March 16, 2010).
10.26
Amendment to Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

10.27	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.28
Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.29
First Amendment to the Compass Minerals International, Inc. Restoration Plan dated as of December 5, 2007 (incorporated herein by reference to Exhibit 10.27 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

10.30
Second Amendment to the Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

10.31
Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.32
Amendment to Form of Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.33	Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed dated January 23, 2006).
10.34*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.31, 10.32 and 10.33 herein.
10.35
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

10.37
Change in Control Severance Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.38
409A Amendment to Existing Change in Control Severance Agreement dated December 19, 2008 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.39
Restrictive Covenant Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.40
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 27, 2006).

10.41
Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan Award Targets (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.42	Annual Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.43
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s current Report on Form 8-K dated March 26, 2009).

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-K for the year ended December 31, 2010, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements (tagged as blocks of text)

____________
*	Filed herewith.
**	Furnished herewith.
***	Confidential treatment has been requested for portions of this exhibit. The confidential portions of the exhibit have been filed separately with the SEC.

COMPASS MINERALS INTERNATIONAL, INC.	2010 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Angelo C. Brisimitzakis
Angelo C. Brisimitzakis
President and Chief Executive Officer
Date: February 22, 2011

/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer
Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2011.

Signature	Capacity

/s/ Angelo C. Brisimitzakis	President, Chief Executive Officer
Angelo C. Brisimitzakis	and Director (Principal Executive Officer)

/s/ Rodney L. Underdown	Vice President and Chief Financial Officer
Rodney L. Underdown	(Principal Financial and Accounting Officer)

/s/ Bradley J. Bell	Director
Bradley J. Bell

/s/ David J. D’Antoni	Director
David J. D’Antoni

/s/ Richard S. Grant	Director
Richard S. Grant

/s/ Perry W. Premdas	Director
Perry W. Premdas

/s/ Allan R. Rothwell	Director
Allan R. Rothwell

/s/ Timothy R. Snider	Director
Timothy R. Snider

/s/ Paul S. Williams	Director
Paul S. Williams