Form 10-Q
period 2011-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2011-07-29
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 26, 2011 was 32,901,805 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$158.0	$91.1
Receivables, less allowance for doubtful accounts of $2.2 in 2011 and $2.8 in 2010	105.6	197.2
Inventories	168.8	205.0
Deferred income taxes, net	8.8	13.8
Other	6.1	14.3
Total current assets	447.3	521.4
Property, plant and equipment, net	566.8	533.8
Intangible assets, net	55.8	18.4
Other	59.9	40.7
Total assets	$1,129.8	$1,114.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.2	$4.2
Accounts payable	57.1	92.5
Accrued expenses	37.5	54.3
Accrued salaries and wages	16.3	16.3
Income taxes payable	2.1	14.4
Accrued interest	0.9	0.9
Total current liabilities	118.1	182.6
Long-term debt, net of current portion	480.5	482.5
Deferred income taxes, net	73.7	59.8
Other noncurrent liabilities	44.9	41.6
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	29.4	22.7
Treasury stock, at cost — 2,465,959 shares at June 30, 2011 and 2,558,009 shares at December 31, 2010	(4.7)	(4.9)
Retained earnings	324.0	283.6
Accumulated other comprehensive income	63.5	46.0
Total stockholders' equity	412.6	347.8
Total liabilities and stockholders' equity	$1,129.8	$1,114.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$179.9	$179.0	$570.5	$536.6

Shipping and handling cost	44.1	40.2	158.8	138.9
Product cost	91.5	98.9	259.8	243.2
Gross profit	44.3	39.9	151.9	154.5

Selling, general and administrative expenses	22.2	21.5	45.2	43.4
Operating earnings	22.1	18.4	106.7	111.1

Other (income) expense:
Interest expense	5.2	5.3	10.9	11.2
Other, net	(0.4)	(1.9)	0.2	1.8
Earnings before income taxes	17.3	15.0	95.6	98.1
Income tax expense	3.3	3.7	25.1	27.9
Net earnings	$14.0	$11.3	$70.5	$70.2

Basic net earnings per common share	$0.42	$0.34	$2.11	$2.10
Diluted net earnings per common share	$0.42	$0.34	$2.11	$2.10

Weighted-average common shares outstanding (in thousands):
Basic	32,889	32,739	32,862	32,704
Diluted	32,922	32,754	32,894	32,716

Cash dividends per share	$0.45	$0.39	$0.90	$0.78

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2011
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$0.4	$22.7	$(4.9)	$283.6	$46.0	$347.8
Dividends on common stock				(30.1)		(30.1)
Shares issued for restricted stock units		(0.1)	0.1			-
Stock options exercised		1.8	0.1			1.9
Income tax benefits from equity awards		1.7				1.7
Stock-based compensation		3.3				3.3
Comprehensive income:
Net earnings				70.5		70.5
Change in unrealized pension costs, net of tax of $(1.3)					3.4	3.4
Unrealized gain on cash flow hedges, net of tax of $(1.1)					1.8	1.8
Foreign currency translation adjustments					12.3	12.3
Total comprehensive income						88.0
Balance, June 30, 2011	$0.4	$29.4	$(4.7)	$324.0	$63.5	$412.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$70.5	$70.2
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	32.8	24.1
Finance fee amortization	0.7	0.6
Stock-based compensation	3.3	2.8
Deferred income taxes	4.5	4.8
Other, net	2.2	1.3
Changes in operating assets and liabilities, net of acquisition:
Receivables	97.6	91.5
Inventories	38.8	56.2
Other assets	4.0	(2.2)
Accounts payable and accrued expenses	(66.1)	(73.6)
Other liabilities	5.8	(4.6)
Net cash provided by operating activities	194.1	171.1
Cash flows from investing activities:
Capital expenditures	(43.7)	(46.0)
Acquisition of a business, net	(58.1)	-
Other, net	1.0	(0.6)
Net cash used in investing activities	(100.8)	(46.6)
Cash flows from financing activities:
Principal payments on long-term debt	(2.1)	(2.0)
Dividends paid	(30.1)	(26.0)
Proceeds received from stock option exercises	1.9	1.6
Excess tax benefits from equity compensation awards	1.7	1.8
Other, net	(0.1)	-
Net cash used in financing activities	(28.7)	(24.6)
Effect of exchange rate changes on cash and cash equivalents	2.3	(1.0)
Net change in cash and cash equivalents	66.9	98.9
Cash and cash equivalents, beginning of the year	91.1	13.5
Cash and cash equivalents, end of period	$158.0	$112.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.3	$11.3
Income taxes paid, net of refunds	$37.6	$48.6

In connection with the acquisition of Big Quill Resources, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired, net of deferred tax liabilites and cash acquired(a)	$60.0
Cash paid during the six months ended June 30, 2011	(58.1)
Liabilities assumed	$1.9
(a)	The Company recorded $11.1 million of deferred tax liabilities and acquired cash of $2.4 million.

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

Recent Accounting Pronouncements –  In June 2011, the FASB issued guidance related to the presentation of comprehensive income in the financial statements.  The new accounting guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Under the new guidance, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of this standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the financial statements.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

2.  Acquisition:

In January 2011, the Company acquired the stock of Big Quill Resources, Inc. (“Big Quill”), Canada’s leading producer of SOP, in an all-cash transaction for $58.1 million. Big Quill produces high-purity SOP through a facility located on Big Quill Lake in Saskatchewan, Canada.  The acquisition has broadened and strengthened the Company’s specialty fertilizer segment by adding unique production capabilities, high-value applications and an additional 40,000 tons to its SOP production capacity.

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

The purchase price in excess of the fair value of tangible assets acquired has been allocated to identifiable intangible assets and goodwill, which are not deductible for tax purposes.  In connection with the acquisition, the Company acquired identifiable intangible assets, which consisted principally of a supply agreement which entitles the Company to the rights to purchase KCl raw material through a long-term supply agreement.  The supply agreement was valued using an income approach method and was assigned an amortization period of 50 years based upon its estimated life.

3.  Inventories:

Inventories consist of the following (in millions):

	June 30, 2011	December 31, 2010
Finished goods	$124.6	$149.4
Raw materials and supplies	44.2	55.6
Total inventories	$168.8	$205.0

4.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	June 30, 2011	December 31, 2010
Land, buildings and structures and leasehold improvements	$262.7	$254.2
Machinery and equipment	572.8	544.4
Office furniture and equipment	23.2	23.0
Mineral interests	179.2	176.9
Construction in progress	68.3	38.3
	1,106.2	1,036.8
Less accumulated depreciation and depletion	(539.4)	(503.0)
Property, plant and equipment, net	$566.8	$533.8

5.  Intangible Assets, Net:

Other intangible assets consist primarily of a KCl supply agreement, a trade name, purchased rights to produce SOP and customer relationships.  The trade name has an indefinite life.  The KCl supply agreement, purchased rights to produce SOP and customer relationships are being amortized over 50 years, 25 years and 7 years, respectively.  Amortization expense was $0.5 and $0.3 million during the three months ended June 30, 2011 and 2010, respectively, and $1.0 and $0.6 million during the six months ended June 30, 2011 and 2010, respectively.

6.  Income Taxes:

Income tax expense was $3.3 million and $3.7 million for the three months ended June 30, 2011 and 2010, respectively, and $25.1 million and $27.9 million for the six months ended June 30, 2011 and 2010, respectively.  The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At June 30, 2011 and December 31, 2010, the Company had approximately $11.4 million and $11.1 million, respectively, of gross federal net operating losses (“NOLs”) that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of June 30, 2011 and December 31, 2010, the Company’s valuation allowance was $2.4 million and $2.3 million, respectively. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian tax authorities issued tax reassessment for years 2002-2006, which are under audit totaling approximately $48 million, including interest through June 2011, challenging tax positions claimed by one of the Company’s Canadian subsidiaries.  The reassessments for 2005 and 2006 do not address all positions being disputed in the 2002-2004 reassessments and therefore, the Company may receive an additional reassessment related to these years.  The Company has disputed these reassessments and plans to continue to work through the appropriate authorities in Canada to resolve the dispute.  However, there is a reasonable possibility that the ultimate resolution of this dispute and any related disputes for other open tax years will be materially higher or lower than the amounts reserved.  In connection with the dispute, customary local regulations have required us to post security in the form of a $27 million performance bond and approximately $21 million of cash ($9.5 million paid in 2010, $3.7 million paid in 2011 and the remainder to be paid before the end of 2012), which when combined, represent the total amount in dispute, including interest.  The Company will be required by the same local regulations to pay additional interest on the disputed amounts and for any future reassessments issued by the Canadian tax authority in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities.

7.  Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2011	December 31, 2010
Term Loan due December 2012	$99.0	$99.6
Incremental Term Loan due December 2012	55.6	55.9
Extended Term Loan due January 2016	232.3	233.5
Revolving Credit Facility due October 2015	-	-
8% Senior Notes due June 2019	97.8	97.7
	484.7	486.7
Less current portion	(4.2)	(4.2)
Long-term debt	$480.5	$482.5

The Term Loan and Incremental Term Loan are secured by all existing and future assets of the Company’s subsidiaries.

8.  U.K. Pension Plan:

The components of net periodic benefit cost for the three and six months ended June 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost for benefits earned during the year	$-	$-	$-	$-
Interest cost on projected benefit obligation	0.9	0.9	1.9	1.9
Expected return on plan assets	(0.9)	(0.9)	(1.8)	(1.8)
Net amortization	0.5	0.5	1.0	1.0
Net pension expense	$0.5	$0.5	$1.1	$1.1

During the six months ended June 30, 2011, the Company made $1.8 million of contributions to its pension plan.

In the second quarter of 2011, the Company offered all non-retired members of the U.K. Pension (the “Plan”) the opportunity to transfer their accrued benefits out of the Plan in return for an enhancement to their transfer value.  The transfer extinguishes the Plan’s liabilities to those members who elected this option.  As of June 30, 2011, the Company made transfers for four members of the Plan.  In addition, the Company amended the Plan to allow retired members an additional option in the calculation of their annual benefit payments.

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

10.  Operating Segments:

The results of operations and financial position for Big Quill, acquired in January 2011, have been included in the Company’s specialty fertilizer segment from the date of the acquisition.  Segment information is as follows (in millions):

	Three Months Ended June 30, 2011
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$127.3	$49.5	$3.1	$179.9
Intersegment sales	0.3	2.5	(2.8)	-
Shipping and handling cost	38.0	6.1	-	44.1
Operating earnings (loss)	13.6	18.7	(10.2)	22.1
Depreciation, depletion and amortization	10.1	5.1	1.2	16.4
Total assets (as of end of period)	696.1	359.9	73.8	1,129.8

	Three Months Ended June 30, 2010
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$134.6	$41.6	$2.8	$179.0
Intersegment sales	0.1	1.8	(1.9)	-
Shipping and handling cost	35.3	4.9	-	40.2
Operating earnings (loss)	13.4	14.9	(9.9)	18.4
Depreciation, depletion and amortization	8.2	2.7	1.1	12.0
Total assets (as of end of period)	675.2	229.7	63.6	968.5

	Six Months Ended June 30, 2011
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$459.7	$104.9	$5.9	$570.5
Intersegment sales	0.5	2.6	(3.1)	-
Shipping and handling cost	144.9	13.9	-	158.8
Operating earnings (loss)	90.8	38.0	(22.1)	106.7
Depreciation, depletion and amortization	20.4	10.0	2.4	32.8

	Six Months Ended June 30, 2010
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$437.1	$94.1	$5.4	$536.6
Intersegment sales	0.3	1.9	(2.2)	-
Shipping and handling cost	126.9	12.0	-	138.9
Operating earnings (loss)	99.0	31.9	(19.8)	111.1
Depreciation, depletion and amortization	16.7	5.2	2.2	24.1

(a) “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

11.  Stockholders’ Equity and Equity Instruments:

On March 10, 2011, the Company granted 70,837 stock options, 33,307 restricted stock units (“RSUs”) and 19,139 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date of $86.47 was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

The PSUs are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return for the PSUs to be earned.  Each tranche for the 2011 grant is calculated based upon a one-year performance period beginning in 2011 and ending in 2013, with each annual tranche earning between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for the companies comprising the Russell 3000 Index.  The performance units will vest three years after the grant date. The PSUs earned entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs earned.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during 2011 is included in the table below. The weighted-average grant date fair value of these options was $29.02.

Range
Fair value of options granted	$28.17 - $29.35
Exercise price	$86.47
Expected term (years)	3 - 6
Expected volatility	42.7% - 51.9%
Dividend yield	2.4%
Risk-free rate of return	1.4% - 2.3%

To estimate the fair value of the PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk free rate was determined using the same methodology as the option valuations discussed above. The estimated fair value of the PSUs granted in 2011 is $93.82 per unit.

During the six months ended June 30, 2011, the Company reissued 60,855 shares of treasury stock related to the exercise of stock options, 30,777 shares related to the release of RSUs which vested and 418 shares related to a stock payment.  The Company recorded additional tax benefits of $1.7 million from its equity compensation awards as additional paid-in capital during 2011. During the six months ended June 30, 2011 and 2010, the Company recorded $3.3 million and $2.8 million of compensation expense, respectively, pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2011.

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2010	621,374	$47.19	109,751	$64.03	6,366	$86.51
Granted	70,837	86.47	33,307	86.47	19,139	93.82
Exercised (a)	(60,855)	30.84	-	-	-	-
Released from restriction (a)	-	-	(30,777)	55.12	-	-
Cancelled/Expired	(2,578)	69.26	(519)	68.81	-	-
Outstanding at June 30, 2011	628,778	$53.11	111,762	$73.15	25,505	$92.00

(a)	Common stock issued for exercised options and RSUs released from restriction were issued from treasury stock.

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, changes in the unrealized net pension costs, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income as of and for the six months ended June 30, 2011 are as follows (in millions):

	Balance December 31, 2010	2011 Change	Balance June 30, 2011
Unrealized gain (loss) on net pension costs	$(14.1)	$3.4	$(10.7)
Unrealized gain (loss) on cash flow hedges	(4.7)	1.8	(2.9)
Cumulative foreign currency translation adjustment	64.8	12.3	77.1
Accumulated other comprehensive income	$46.0	$17.5	$63.5

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

Cash Flow Hedges

As of June 30, 2011, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of June 30, 2011 and December 31, 2010 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an ongoing basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of June 30, 2011, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through June 2013.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2011 and December 31, 2010, the Company had agreements in place to hedge forecasted natural gas purchases of 3.0 and 4.1 million MMBtus, respectively.

The Company had a $50 million interest rate swap agreement in place as of December 31, 2010 to hedge the variability of future interest payments.  This interest rate swap agreement expired on March 31, 2011.

As of June 30, 2011, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $3.7 million of net losses on derivative instruments related to its natural gas hedges.

The following table presents the fair value of the Company’s hedged items as of June 30, 2011 and December 31, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	June 30, 2011	Balance Sheet Location	June 30, 2011

Commodity contracts(b)	Other current assets	$0.8	Accrued expenses	$4.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	1.1
Total derivatives designated as hedging instruments		$0.8		$5.5

(a)
As of June 30, 2011, the Company has commodity hedge agreements with two counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are almost entirely payable to one counterparty.  The amount recorded as an asset is due from two counterparties.

(b)
The Company has master netting agreements with its counterparties and accordingly has netted approximately $0.6 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

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

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three and six months ended June 30, 2011 and 2010 (in millions):

		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$-	$-	$-	$(0.6)
Commodity contracts	Cost of sales	(0.1)	(0.4)	-	(2.3)
Total		$(0.1)	$(0.4)	$-	$(2.9)

		Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$-	$(1.1)	$0.4	$(2.8)
Commodity contracts	Cost of sales	0.5	(1.2)	5.5	(1.7)
Total		$0.5	$(2.3)	$5.9	$(4.5)

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

	June 30, 2011	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.6	$6.6	$-	$-
Derivatives - natural gas instruments	0.2	-	0.2	-
Total Assets	$6.8	$6.6	$0.2	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.6)	$(6.6)	$-	$-
Derivatives – natural gas instruments	(4.9)	-	(4.9)	-
Total Liabilities	$(11.5)	$(6.6)	$(4.9)	$-

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $6.6 million and $6.2 million as of June 30, 2011 and December 31, 2010, respectively, are stated at fair value based on quoted market prices.  As of June 30, 2011, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $109.5 million compared with the aggregate principal amount at maturity of $100 million. The fair value at June 30, 2011 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $385.0 million compared with the aggregate principal amount at maturity of $386.9 million.  The fair values of the Company’s natural gas contracts are based on rates for notional amounts maturing in each respective time-frame.

14.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator:
Net earnings	$14.0	$11.3	$70.5	$70.2
Less: net earnings allocated to participating securities (a)	(0.2)	(0.3)	(1.2)	(1.4)
Net earnings available to common shareholders	$13.8	$11.0	$69.3	$68.8
Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	32,889	32,739	32,862	32,704
Weighted-average stock options outstanding (b)	33	15	32	12
Shares for diluted earnings per share	32,922	32,754	32,894	32,716
Net earnings per common share, basic	$0.42	$0.34	$2.11	$2.10
Net earnings per common share, diluted	$0.42	$0.34	$2.11	$2.10

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to 545,000 and 551,000 participating securities for the three and six months ended June 30, 2011, respectively, and 624,000 and 645,000 participating securities for the three and six months ended June 30, 2010.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 746,000 and 729,000 weighted options and performance stock units for the three and six months ended June 30, 2011, respectively, and 796,000 and 782,000 weighted options outstanding for the three and six months ended June 30, 2010, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: domestic and international general business and economic conditions; uninsured risks and hazards associated with underground mining operations; governmental policies affecting the agricultural industry, consumer and industrial industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, and wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving and renewing required governmental and regulatory approvals; the impact of new technology on the demand for our products; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the impact of the Company’s indebtedness and interest rates changes; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; the impact of credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability; changes in tax laws or estimates; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our served regions.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per-ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels and earnings are typically lower than the first and fourth quarters.  While the frequency of winter weather events in the first quarter of 2011 was higher than long-term averages, Company inventory constraints limited our ability to capitalize on above-normal weather in some regions.  As a result, we estimate that there was no significant impact on our sales or operating earnings in the first quarter of 2011 from winter weather.  In the first quarter of 2010, the impact on our operating results due to winter weather was estimated by the Company to have lowered sales and operating earnings from what would have been reported had winter weather been more normal.  Variations in winter weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, and impacts our inventory levels, which influence production volume, the resulting cost per ton, and ultimately our profit margins.

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf.  We operate the largest SOP production facility in North America at the Great Salt Lake near Ogden, Utah where we utilize over 40,000 acres of solar ponds to produce raw SOP which is purified into salable SOP at its processing plant.  Our current annual capacity to produce SOP at the Great Salt Lake site is approximately 350,000 tons, though we are currently investing in a multi-phased project to substantially increase our annual production capabilities.  Because our production process relies on solar evaporation during the summer to produce SOP at our Great Salt Lake site, the intensity of heat and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP available to convert to finished product.  In June 2011, localized rains and cooler weather have thus far slowed the summer solar evaporation process at this operation, when compared to more-typical weather.  The duration and relative intensity of the weather through the summer evaporation season will determine the amount of any solar pond yield loss.  Any reduction in yields would likely primarily reduce 2012 SOP finished goods production volumes and increase per-unit production costs accordingly.  In January 2011, we acquired Big Quill Resources, Inc. (“Big Quill”), Canada’s leading SOP producer, which is expected to add approximately 40,000 tons to our annual SOP production capacity.  The acquisition has broadened and strengthened the specialty fertilizer segment by adding unique production capabilities and higher-value applications.

Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. for agricultural use as a crop fertilizer where some crops and soil conditions favor the use of SOP as a source of potassium nutrients.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash (“KCl” or “MOP”) market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality tend to decline when alternative fertilizers are used. Demand for potassium nutrients for crops was suppressed through 2009, as the broader agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices. Beginning in the first quarter of 2010, we began to experience a rebound in potash demand, which has continued in 2011.  KCl market pricing declined throughout 2009 and into early 2010 from prices experienced at the end of 2008.  However, market prices for KCl stabilized during much of 2010 and have recently increased to levels which are well above historical levels though below the historic-high prices seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above KCl market pricing; as a result, the average price of our SOP has fluctuated dramatically, and similarly to KCl.  We expect SOP pricing to continue to retain a premium to KCl.

Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has increased our shipping and handling costs on a per-ton basis over the last several years.  Shipping and handling costs on a per-ton basis in the first six months of 2011 have increased when compared to those experienced in the first six months of 2010 partially as a result of higher oil-based fuel costs.  Future period per-unit costs will continue to be influenced by oil-based fuel costs.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, a deicing and water conditioning agent and feedstock, which can be used to make a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Miners at our Cote Blanche mine took part in a strike in the second quarter of 2010 relating to shift scheduling and wages. We had lower salt production in 2010 at both our Cote Blanche and Goderich mines and certain consumer and industrial salt plants. These 2010 events resulted in significantly higher per-unit salt production costs, especially for mined rock salt, when compared to our historical costs, a portion of which remained in inventory at the end of 2010.  This inventory was sold during the first quarter of 2011 as part of the Company’s normal seasonal inventory changes, which resulted in higher per-unit costs in the first quarter of 2011.  However, this trend reversed in the second quarter of 2011 as the sale of 2011 production, at more-historical per-unit costs, were lower than the prior year elevated unit cost levels.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  In 2010, we suspended purchases of, and currently do not have plans to purchase, KCl used to supplement our SOP production from solar ponds.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which has increased input costs, although the impact on the Company’s gross margin is not expected to be significant.  The Company’s SOP production in Canada purchases KCl under a very long-term supply agreement.  The primary production method uses the brine of Big Quill Lake, which is rich in sodium sulphate and adds the purchased KCl to create high-purity SOP.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations for Big Quill have been included in our specialty fertilizer segment results from the date of acquisition. The results of operations of the records management business include sales of $3.1 million and $2.8 million for the three months ended June 30, 2011 and 2010, respectively, and $5.9 million and $5.4 million for the six months ended June 30, 2011 and 2010, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Salt Sales (in millions)
Salt sales	$127.3	$134.6	$459.7	$437.1
Less: salt shipping and handling	38.0	35.3	144.9	126.9
Salt product sales	$89.3	$99.3	$314.8	$310.2
Salt Sales Volumes (thousands of tons)
Highway deicing	1,296	1,395	5,574	5,344
Consumer and industrial	483	519	1,067	1,054
Total tons sold	1,779	1,914	6,641	6,398
Average Salt Sales Price (per ton)
Highway deicing	$43.28	$42.42	$53.42	$52.05
Consumer and industrial	147.58	145.47	151.86	150.80
Combined	71.58	70.36	69.23	68.32

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$49.5	$41.6	$104.9	$94.1
Less: SOP shipping and handling	6.1	4.9	13.9	12.0
SOP product sales	$43.4	$36.7	$91.0	$82.1
SOP Sales Volumes (thousands of tons)	83	80	178	182
SOP Average Price (per ton)	$600	$519	$591	$516

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Sales

Sales for the second quarter of 2011 of $179.9 million increased $0.9 million, or 1% compared to $179.0 million for the same quarter of 2010. Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Shipping and handling costs increased $3.9 million from $40.2 million in second quarter of 2010 to $44.1 million in the second quarter of 2011 due primarily to higher fuel costs, which are a component of shipping and handling costs, charged by our third-party carriers.

Product sales for the second quarter of 2011 of $132.7 million decreased $3.3 million, or 2% compared to $136.0 million for the same period in 2010 principally reflecting lower salt segment product sales partially offset by higher specialty fertilizer segment product sales.

Salt product sales for the second quarter of 2011 of $89.3 million decreased $10.0 million, or 10% compared to $99.3 million for the same period in 2010.  The decrease in the second quarter was due primarily to lower salt segment sales volumes, which comprised the entire product sales decline.  Salt sales volumes in the quarter decreased by 135,000 tons from 2010 levels principally due to lower sales of rock salt and specialty deicing products used in highway and consumer deicing due to shipping delays caused by flooding of the Mississippi and Ohio River systems.  Salt sales volumes in the second quarter of 2010 were robust as preseason demand in the U.K. following a very severe winter and as North American customers purchased salt under annual minimum volume contract commitments following the mild 2009-2010 winter weather season.  Normal or above average winter precipitation throughout the U.K. and much of North America during the 2010-2011 winter weather season resulted in lower sales in the second quarter of 2011 due to these factors.

SOP product sales for the second quarter of 2011 of $43.4 million increased $6.7 million, or 18% compared to $36.7 million for the same period in 2010.  This increase was due to an increase in our average market price from $519 per ton in the second quarter of 2010 to $600 per ton in the second quarter of 2011, which contributed approximately $6 million.  Additionally, we experienced higher sales volumes due to new costumer sales associated with the acquisition of Big Quill in January 2011, which were partially offset by lower sales to our traditional customers.

Gross Profit

Gross profit for the second quarter of 2011 of $44.3 million increased $4.4 million or 11% compared to $39.9 million in the second quarter of 2010.  As a percent of total sales, 2011 gross margin increased by three percentage points, from 22% in the second quarter of 2010 to 25% in the second quarter of 2011.  The gross margin for the SOP segment increased primarily due to higher average market prices, net of shipping costs increases, and the acquisition of Big Quill in January 2011.  The gross margin for the salt segment increased slightly principally due to lower per-unit production costs in the second quarter of 2011 when compared to the prior year resulting from improved efficiencies on higher production tons compared to 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2011 of $22.2 million increased $0.7 million, or 3% compared to $21.5 million for the same period of 2010.  The increase in expense is primarily due to higher compensation expenses.

Other (Income) Expense, Net

Other income of $0.4 million for the second quarter of 2011 decreased $1.5 million when compared to income of $1.9 million in the second quarter of 2010.  Net foreign exchange gains were $0.2 million in the second quarter of 2011 when compared to foreign exchange gains of $2.2 million in the same quarter of 2010.  The lower gain in the second quarter of 2011 was partially offset by higher interest income in the second quarter of 2011.

Income Tax Expense

Income tax expense of $3.3 million for the three months ended June 30, 2011 decreased from $3.7 million for the same period in 2010 and our effective tax rate for the three months ended June 30, 2011 decreased.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Sales

Sales for the six months ended June 30, 2011 of $570.5 million increased $33.9 million, or 6% compared to $536.6 million for the six months ended June 30, 2010.  Shipping and handling costs were $158.8 million during the first six months of 2011, an increase of $19.9 million compared to $138.9 million for the same period in 2010.  The increase in shipping and handling costs primarily reflects the higher sales volumes for the six months ended June 30, 2010 when compared to same period of 2010 and higher fuel costs, which are a component of shipping and handling costs, charged by our third-party carriers.

Product sales for the six months ended June 30, 2010 of $405.8 million increased $13.5 million, or 3% compared to $392.3 million for the same period in 2010.  This increase reflects higher product sales in both salt and specialty fertilizer segments.

Salt product sales of $314.8 million for the six months ended June 30, 2011 increased $4.6 million or 1% compared to $310.2 million in 2010. The increase in the first six months of 2011 was due primarily to higher salt segment sales volumes, which contributed approximately $10 million to product sales.  Salt sales volumes in 2011 increased by 243,000 tons from 2010 levels principally due to higher sales of rock salt and specialty deicing products used in highway and consumer deicing.  In the first quarter of 2011, the impact on our salt sales due to winter weather was estimated by the Company to be near normal.  While the frequency of winter weather events in the first quarter of 2011 was higher than long-term averages, Company inventory constraints limited our ability to capitalize on above-normal weather in some regions.  In the first quarter of 2010, the impact on salt sales due to winter weather was estimated by the Company to have lowered product sales from what would have been reported had winter weather been more normal.  The salt product sales increase for the six months ended June 30, 2011 was partially offset by changes in customer mix.  In addition, the weakening of the U.S. dollar in the first six months of 2011 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, favorably impacted product sales by approximately $6 million.

SOP product sales of $91.0 million for the six months ended June 30, 2011 increased $8.9 million or 11% over $82.1 million during the same period in 2010.  This increase was due to an increase in our average market price to $591 per ton in the first six months of 2011 compared to $516 per ton in the same period of 2010, or approximately $10 million.  This increase was partially offset by lower sales volumes, net of increased sales volumes from the acquisition of Big Quill in January 2011.

Gross Profit

Gross profit for the six months ended June 30, 2011 of $151.9 million decreased $2.6 million, or 2% compared to $154.5 million for the same period in 2010.  As a percent of total sales, 2011 gross margin decreased by two percentage points, from 29% to 27%.  The gross profit for the salt segment contributed approximately $10 million to the decline in gross profit due to higher per-unit salt costs in the first six months of 2011 as a result of higher per-unit production costs in 2010, a portion of which remained in inventory at the end of 2010.  These higher-cost inventories were essentially all sold in the first quarter of 2011, which unfavorably impacted gross profit.  Average per-unit salt costs in the second quarter of 2011 were lower than in the prior year second quarter, principally due to the sale of 2011 production, which have been more efficiently produced than in 2010. These decreases were partially offset by higher specialty fertilizer segment gross profit of approximately $7 million in the first six months of 2011 due to higher average market prices and the acquisition of Big Quill in January 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2011 six-month period of $45.2 million increased $1.8 million, or 4% compared to $43.4 million for the same period of 2010.  The increase in expense is primarily due to higher professional services costs associated with the acquisition of Big Quill and higher compensation expenses in the first six months of 2011 when compared to the same period in 2010.

Other (Income) Expense, Net

Other expense of $0.2 million for the six months ended June 30, 2011 improved $1.6 million from $1.8 million of other expenses in the same period of 2010.  Net foreign exchange losses were $0.6 million in the six months ended June 30, 2011 when compared to losses of $1.7 million in the same period in 2010.  In addition, interest income increased for the six months ended June 30, 2011.

Income Tax Expense

Income tax expense of $25.1 million for the six months ended June 30, 2011 decreased $2.8 million from $27.9 million for the same period in 2010 partially reflecting the decline in pre-tax income in 2011.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest and penalties on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $158.0 million as of June 30, 2011 increased $66.9 million over December 31, 2010 resulting principally from operating cash flows of $194.1 million generated in the first six months of 2011.  We used a portion of those cash flows to purchase Big Quill for $58.1 million, fund capital expenditures of $43.7 million and to pay dividends on our common stock of $30.1 million.

As of June 30, 2011, we had $484.7 million of principal indebtedness consisting of $97.8 million 8% Senior Notes ($100 million at maturity) due 2019 and $386.9 million of borrowings outstanding under our Credit Agreement.  No amounts were borrowed under our Revolving Credit Facility as of June 30, 2011. We had $12.2 million of outstanding letters of credit as of June 30, 2011 which reduced our Revolving Credit Facility borrowing availability to $112.8 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our Credit Agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of June 30, 2011, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Six Months Ended June 30, 2011 and 2010

Net cash flows provided by operating activities for the six months ended June 30, 2011 were $194.1 million, an increase of $23.0 million compared to $171.1 million for the first six months of 2010. The $74.3 million reduction in working capital items in the first six months of 2011 and the $71.9 million reduction in working capital items in the first six months of 2010, which provided a large portion of our cash flows from operations each year, principally reflects the seasonal nature of our deicing products and can vary significantly due to the severity and timing of winter weather in our regions.

Net cash flows used by investing activities of $100.8 million and $46.6 million for the six months ended June 30, 2011 and 2010, respectively, resulted from capital expenditures of $43.7 million and $46.0 million respectively.  Our capital expenditures in 2011 include expenditures to support the SOP evaporation plant expansion and yield improvement projects at our Great Salt Lake operations.  The remaining capital expenditures were primarily for routine replacements.  In addition, we invested $58.1 million for the acquisition of Big Quill in January 2011.

Net cash flows used by financing activities for the six months ended June 30, 2011 were $28.7 million of cash flows, resulting from dividend payments of $30.1 million which was partially offset by proceeds received from stock option exercises.  During the first six months of 2010, we used $24.6 million of cash flows, primarily to make $26.0 million of dividend payments which was partially offset by proceeds received from stock option exercises.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of the Company.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of the Company’s ongoing operating performance (“Adjusted EBITDA”).  Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items in other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and ongoing consequence of our operations.  We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net earnings	$14.0	$11.3	$70.5	$70.2
Interest expense	5.2	5.3	10.9	11.2
Income tax expense	3.3	3.7	25.1	27.9
Depreciation, depletion and amortization	16.4	12.0	32.8	24.1
EBITDA	$38.9	$32.3	$139.3	$133.4
Other non-operating expenses:
Other (income) expense, net	(0.4)	(1.9)	0.2	1.8
Adjusted EBITDA	$38.5	$30.4	$139.5	$135.2

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance related to the presentation of comprehensive income in the financial statements.  The new accounting guidance eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Under the new guidance, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of this standard will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the financial statements.  This guidance conforms the wording to describe many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments, and may take further actions to mitigate our exposure to changes in interest rates and in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2010.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) requires mining companies disclose in their periodic reports information about their mines subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  The operation of our mine in Cote Blanche, Louisiana is inspected by MSHA on an ongoing basis and MSHA issues citations and/or orders when it believes a violation under the Mine Act has occurred.  The following table provides the information required under §1503 of the Act for the three months ended June 30, 2011:

For the Three Months Ended June 30, 2011
	Mine Act
Mine	Total # of S&S Violations under §104	Total # of Orders under §104(b)	Total # of Unwarrantable Failure Citation/Orders under §104(d)	Total # of Flagrant Violations under §110(b)(2)	Total # of Immenent Danger Orders under §107(a)	Total Dollar Value of Proposed MSHA Assessments	Total # of Mining Related Fatalities

Cote Blanche, LA	3	-	-	-	-	$4,411	-

As of June 30, 2011, the Company has not received any written notice from MSHA regarding violations under §104(e) of the Mine Act.  In addition, there is no pending legal action before the Federal Mine Safety & Health Review Commission.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer
101**	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders' equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: July 29, 2011	/s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: July 29, 2011	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Vice President and Chief Financial Officer