Form 10-Q
period 2011-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2011-10-28
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 26, 2011 was 32,915,041 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$123.4	$91.1
Receivables, less allowance for doubtful accounts of $2.3 in 2011 and $2.8 in 2010	136.4	197.2
Inventories	185.8	205.0
Deferred income taxes, net	7.7	13.8
Other	5.1	14.3
Total current assets	458.4	521.4
Property, plant and equipment, net	551.3	533.8
Intangible assets, net	58.0	18.4
Other	57.4	40.7
Total assets	$1,125.1	$1,114.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.2	$4.2
Accounts payable	60.5	92.5
Accrued expenses	42.0	54.3
Accrued salaries and wages	14.8	16.3
Income taxes payable	2.4	14.4
Accrued interest	2.9	0.9
Total current liabilities	126.8	182.6
Long-term debt, net of current portion	479.5	482.5
Deferred income taxes, net	70.7	59.8
Other noncurrent liabilities	39.4	41.6
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	31.1	22.7
Treasury stock, at cost — 2,452,923 shares at September 30, 2011 and 2,558,009 shares at December 31, 2010	(4.7)	(4.9)
Retained earnings	343.6	283.6
Accumulated other comprehensive income	38.3	46.0
Total stockholders' equity	408.7	347.8
Total liabilities and stockholders' equity	$1,125.1	$1,114.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$229.1	$176.0	$799.6	$712.6

Shipping and handling cost	56.1	38.8	214.9	177.7
Product cost	102.0	83.8	361.8	327.0
Gross profit	71.0	53.4	222.9	207.9

Selling, general and administrative expenses	22.4	20.7	67.6	64.1
Operating earnings	48.6	32.7	155.3	143.8

Other (income) expense:
Interest expense	5.0	5.3	15.9	16.5
Other, net	(1.7)	1.3	(1.5)	3.1
Earnings before income taxes	45.3	26.1	140.9	124.2
Income tax expense	10.7	6.8	35.8	34.7
Net earnings	$34.6	$19.3	$105.1	$89.5

Basic net earnings per common share	$1.04	$0.58	$3.14	$2.68
Diluted net earnings per common share	$1.03	$0.58	$3.14	$2.68

Weighted-average common shares outstanding (in thousands):
Basic	32,906	32,774	32,877	32,727
Diluted	32,931	32,785	32,907	32,740

Cash dividends per share	$0.45	$0.39	$1.35	$1.17

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2011
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2010	$0.4	$22.7	$(4.9)	$283.6	$46.0	$347.8
Dividends on common stock				(45.1)		(45.1)
Shares issued for restricted stock units		(0.1)	0.1			-
Stock options exercised		1.8	0.1			1.9
Income tax benefits from equity awards		1.9				1.9
Stock-based compensation		4.8				4.8
Comprehensive income:
Net earnings				105.1		105.1
Change in unrealized pension costs, net of tax of $(1.3)					4.5	4.5
Unrealized gain on cash flow hedges, net of tax of $(1.0)					1.7	1.7
Foreign currency translation adjustments					(13.9)	(13.9)
Total comprehensive income						97.4
Balance, September 30, 2011	$0.4	$31.1	$(4.7)	$343.6	$38.3	$408.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$105.1	$89.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	48.8	36.3
Finance fee amortization	1.1	0.9
Stock-based compensation	4.8	4.1
Deferred income taxes	5.4	4.2
Asset impairment charges, Goderich tornado	4.1	-
Insurance receivable accrued, Goderich tornado	(2.2)	-
Insurance advances for investment purposes, Goderich tornado	(4.1)	-
Other, net	4.7	1.7
Changes in operating assets and liabilities, net of acquisition:
Receivables	67.0	69.6
Inventories	18.3	31.3
Other assets	4.3	(0.8)
Accounts payable and accrued expenses	(58.1)	(64.4)
Other liabilities	1.6	(4.3)
Net cash provided by operating activities	200.8	168.1
Cash flows from investing activities:
Capital expenditures	(66.5)	(77.1)
Insurance advances for investment purposes, Goderich tornado	4.1	-
Acquisition of a business, net	(58.1)	-
Other, net	0.7	(1.0)
Net cash used in investing activities	(119.8)	(78.1)
Cash flows from financing activities:
Principal payments on long-term debt	(3.2)	(2.9)
Dividends paid	(45.1)	(39.0)
Proceeds received from stock option exercises	1.9	3.0
Excess tax benefits from equity compensation awards	1.9	2.6
Net cash used in financing activities	(44.5)	(36.3)
Effect of exchange rate changes on cash and cash equivalents	(4.2)	1.7
Net change in cash and cash equivalents	32.3	55.4
Cash and cash equivalents, beginning of the year	91.1	13.5
Cash and cash equivalents, end of period	$123.4	$68.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13.1	$14.4
Income taxes paid, net of refunds	$42.4	$53.1

In connection with the acquisition of Big Quill Resources, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired, net of deferred tax liabilites and cash acquired(a)	$60.0
Cash paid during the nine months ended September 30, 2011	(58.1)
Liabilities assumed	$1.9
(a)	The Company recorded $11.1 million of deferred tax liabilities and acquired cash of $2.4 million.

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

Recent Accounting Pronouncements –  In September 2011, the FASB issued guidance which allows entities to use a qualitative approach to test goodwill for impairment.  The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the fair value is less than the carrying value, the entity would be required to perform the two-step goodwill impairment test currently required.  This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard will not materially impact the Company’s consolidated financial statements.

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

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the financial statements.  This guidance conforms the wording which describes many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

2. Goderich Tornado:

On August 21, 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September and resumed limited activities at the evaporation plant in late September.  The Company has been unable to complete a full assessment of the damages at limited portions of both facilities.

The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have and will occur at these facilities related to the tornado. The Company has made an initial estimate of the impairment of its property, plant and equipment pertaining to the accessible areas at both of the Goderich facilities.  The Company may need to record additional impairment charges as more information becomes available.  In addition, the Company has incurred clean-up costs related to the storm. The Company expects to be fully reimbursed by its insurers for the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred.

For the three and nine months ended September 30, 2011, the costs incurred and insurance recoveries recognized in the consolidated statements of operations are as follows (in millions):

Three and Nine Months Ended September 30, 2011
Product cost:
Property, plant and equipment impairment charges	$4.1
Site clean-up costs	5.3
Estimated insurance recoveries recognized	(9.4)
Net product cost	$-

The Company has received approximately $7.2 million of insurance advances which have been recorded as a reduction to salt product cost in the consolidated statements of operations.  In addition, the Company expects to receive an additional $2.2 million related to the replacement and repair costs of our property, plant and equipment and clean-up costs incurred as of September 30, 2011 and has recorded this amount as a receivable in its consolidated balance sheets.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges of $4.1 million. However, U.S. GAAP limits the recognition of insurance recoveries in the financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the statements of operations when all contingencies relating to the insurance claim have been resolved.

The Company expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  For the three and nine months ended September 30, 2011, the Company has determined that there were not yet significant net losses recognized in its consolidated statements of operations related to business interruption.  In addition, the amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  The Company believes the impact of lost production and additional expenses that will be incurred related to the tornado will be substantially covered by the Company’s insurance policies.  Any insurance recoveries related to business interruption will be recognized in product cost in the statements of operations when the insurance claim has been settled.  The Company has not recognized any net gains from insurance recoveries for the three and nine months ended September 30, 2011.

3.  Acquisition:

In January 2011, the Company acquired the stock of Big Quill Resources, Inc. (“Big Quill Resources”), Canada’s leading producer of SOP, in an all-cash transaction for $58.1 million. Big Quill Resources produces high-purity SOP through a facility located on Big Quill Lake in Saskatchewan, Canada.  The acquisition has broadened and strengthened the Company’s specialty fertilizer segment by adding unique production capabilities, high-value applications and an additional 40,000 tons to its SOP production capacity.

The acquisition has been accounted for as a business combination in accordance with U.S. GAAP and the results of operations have been included from the date of acquisition.  The Company engaged an independent third-party expert to assist in the valuations utilized for the purchase price allocation. The preliminary purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values as follows (in millions):

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

4.  Inventories:

Inventories consist of the following (in millions):

	September 30, 2011	December 31, 2010
Finished goods	$147.5	$149.4
Raw materials and supplies	38.3	55.6
Total inventories	$185.8	$205.0

5.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	September 30, 2011	December 31, 2010
Land, buildings and structures and leasehold improvements	$254.9	$254.2
Machinery and equipment	529.5	544.4
Office furniture and equipment	20.6	23.0
Mineral interests	174.6	176.9
Construction in progress	71.8	38.3
	1,051.4	1,036.8
Less accumulated depreciation and depletion	(500.1)	(503.0)
Property, plant and equipment, net	$551.3	$533.8

6.  Intangible Assets, Net:

Other intangible assets consist primarily of a KCl supply agreement, a trade name, purchased rights to produce SOP and customer relationships.  The trade name has an indefinite life.  The KCl supply agreement, purchased rights to produce SOP and customer relationships are being amortized over 50 years, 25 years and 7 years, respectively.  Amortization expense was $0.5 and $0.3 million during the three months ended September 30, 2011 and 2010, respectively, and $1.5 and $0.9 million during the nine months ended September 30, 2011 and 2010, respectively.

7.  Income Taxes:

Income tax expense was $10.7 million and $6.8 million for the three months ended September 30, 2011 and 2010, respectively, and $35.8 million and $34.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The Company’s income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

At September 30, 2011 and December 31, 2010, the Company had approximately $10.9 million and $11.1 million, respectively, of gross federal net operating losses (“NOLs”) that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of September 30, 2011 and December 31, 2010, the Company’s valuation allowance was $2.3 million in each period. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian tax authorities have issued tax reassessment for years 2002-2006 which are under audit, totaling approximately $58 million, including interest through September 2011, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company has disputed these reassessments and plans to continue to work through the appropriate authorities in Canada to resolve the dispute.  However, there is a reasonable possibility that the ultimate resolution of this dispute and any related disputes for other open tax years will be materially higher or lower than the amounts reserved.  In connection with the dispute, customary local regulations have required us to post security in the form of a $27 million performance bond, approximately $21 million of cash ($9.5 million paid in 2010, $3.7 million paid through September 30, 2011 and the remainder to be paid before the end of 2012) and approximately $10 million for which the form of security is yet to be determined.  The Company will be required by the same local regulations to provide security for additional interest on the disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is settled.

8.  Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30, 2011	December 31, 2010
Term Loan due December 2012	$98.6	$99.6
Incremental Term Loan due December 2012	55.5	55.9
Extended Term Loan due January 2016	231.7	233.5
Revolving Credit Facility due October 2015	-	-
8% Senior Notes due June 2019	97.9	97.7
	483.7	486.7
Less current portion	(4.2)	(4.2)
Long-term debt	$479.5	$482.5

The Term Loan and Incremental Term Loan are secured by all existing and future assets of the Company’s subsidiaries.

9.  U.K. Pension Plan:

The components of net periodic benefit cost, excluding the transfer discussed below, for the three and nine months ended September 30, 2011 and 2010 are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost for benefits earned during the year	$-	$-	$-	$-
Interest cost on projected benefit obligation	1.0	1.0	2.9	2.9
Expected return on plan assets	(0.9)	(0.9)	(2.7)	(2.7)
Net amortization	0.5	0.5	1.5	1.5
Net pension expense	$0.6	$0.6	$1.7	$1.7

During the nine months ended September 30, 2011, the Company made $2.7 million of contributions to its pension plan.

In the second quarter of 2011, the Company offered all non-retired members of the U.K. Pension (the “Plan”) the opportunity to transfer their accrued benefits out of the Plan in return for an enhancement to their transfer value.  The transfer extinguishes the Plan’s liabilities to those members who elected this option.  As of September 30, 2011, the Company made transfers for 14 members of the Plan.  In connection with this transfer, the Company has recognized in its consolidated statements of operations approximately $1.2 million and $2.3 million of expense for the three and nine months ended, September 30, 2011, respectively.  In addition, the Company amended the Plan to allow retired members an additional option in the calculation of their annual benefit payments.

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

The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana mine.  This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a new contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010 and ended on June 15, 2010.  On August 11, 2011, an Administrative Law Judge issued a decision recommending unfair labor practice findings against the Company in connection with the labor dispute.  The Company strongly disagrees with the recommendation and exceptions have been filed with the National Labor Relations Board. The Company would be responsible for back pay to the affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010, as well as to certain affected employees who allegedly were not properly reinstated following the end of the strike if the findings are ultimately upheld.  Any requirement for the Company to pay for wages would be offset by the employees’ wages earned at other places of employment during this period, if any.

The Company does not believe that the above proceedings will result in a material adverse financial effect on the Company. Furthermore, while any litigation and/or contingencies contain an element of uncertainty, management presently believes that the outcome of each such proceeding or claim which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on the Company’s results of operations, cash flows or financial position.

11.  Operating Segments:

The results of operations and financial position for Big Quill Resources, acquired in January 2011, have been included in the Company’s specialty fertilizer segment from the date of the acquisition.  Segment information is as follows (in millions):

	Three Months Ended September 30, 2011
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$175.5	$51.1	$2.5	$229.1
Intersegment sales	0.2	1.2	(1.4)	-
Shipping and handling cost	50.6	5.5	-	56.1
Operating earnings (loss)	40.5	19.4	(11.3)	48.6
Depreciation, depletion and amortization	10.0	5.0	1.0	16.0
Total assets (as of end of period)	688.6	369.9	66.6	1,125.1

	Three Months Ended September 30, 2010
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$136.3	$36.8	$2.9	$176.0
Intersegment sales	0.2	0.9	(1.1)	-
Shipping and handling cost	33.9	4.9	-	38.8
Operating earnings (loss)	30.7	11.6	(9.6)	32.7
Depreciation, depletion and amortization	8.2	2.9	1.1	12.2
Total assets (as of end of period)	690.2	245.0	66.1	1,001.3

	Nine Months Ended September 30, 2011
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$635.2	$156.0	$8.4	$799.6
Intersegment sales	0.7	3.8	(4.5)	-
Shipping and handling cost	195.5	19.4	-	214.9
Operating earnings (loss)	131.3	57.4	(33.4)	155.3
Depreciation, depletion and amortization	30.4	15.0	3.4	48.8

	Nine Months Ended September 30, 2010
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$573.4	$130.9	$8.3	$712.6
Intersegment sales	0.5	2.8	(3.3)	-
Shipping and handling cost	160.8	16.9	-	177.7
Operating earnings (loss)	129.7	43.5	(29.4)	143.8
Depreciation, depletion and amortization	24.9	8.1	3.3	36.3

(a) “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

12.  Stockholders’ Equity and Equity Instruments:

During 2011, the Company granted 71,709 stock options, 33,595 restricted stock units (“RSUs”) and 19,139 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

The PSUs are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return for the PSUs to be earned.  Each tranche for the 2011 grant is calculated based upon a one-year performance period beginning January 1, 2011 and ending on December 31, 2013, with each annual tranche earning between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for the companies comprising the Russell 3000 Index.  The performance units will vest three years after the grant date. The PSUs earned entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs earned.

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

Range
Fair value of options granted	$28.17 - $29.35
Exercise price	$86.47 - $86.80
Expected term (years)	3 - 6
Expected volatility	42.7% - 51.9%
Dividend yield	2.4%
Risk-free rate of return	1.4% - 2.3%

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

During the nine months ended September 30, 2011, the Company reissued 61,013 shares of treasury stock related to the exercise of stock options, 32,202 shares related to the release of RSUs which vested, 699 shares related to stock payments and 11,172 shares related to the distribution of deferred stock units from the Directors’ Deferred Compensation Plan.  The Company recorded additional tax benefits of $1.9 million from its equity compensation awards as additional paid-in capital during 2011. During the nine months ended September 30, 2011 and 2010, the Company recorded $4.8 million and $4.1 million of compensation expense, respectively, pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2011.

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2010	621,374	$47.19	109,751	$64.03	6,366	$86.51
Granted	71,709	86.47	33,595	86.47	19,139	93.82
Exercised (a)	(61,013)	30.91	-	-	-	-
Released from restriction (a)	-	-	(32,202)	55.74	-	-
Cancelled/Expired	(3,436)	70.74	(1,111)	71.47	(107)	93.82
Outstanding at September 30, 2011	628,634	$53.12	110,033	$73.23	25,398	$91.99

(a)	Common stock issued for exercised options and RSUs released from restriction were issued from treasury stock.

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, changes in the unrealized net pension costs, the change in the unrealized gain (loss) on natural gas and interest rate swap cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income as of and for the nine months ended September 30, 2011 are as follows (in millions):

	Balance December 31, 2010	2011 Change	Balance September 30, 2011
Unrealized gain (loss) on net pension costs	$(14.1)	$4.5	$(9.6)
Unrealized gain (loss) on cash flow hedges	(4.7)	1.7	(3.0)
Cumulative foreign currency translation adjustment	64.8	(13.9)	50.9
Accumulated other comprehensive income	$46.0	$(7.7)	$38.3

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) are reflected net of applicable income taxes.

13.  Derivative Financial Instruments:

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

Cash Flow Hedges

As of September 30, 2011, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of September 30, 2011 and December 31, 2010 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an ongoing basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of September 30, 2011, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through March 2014.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2011 and December 31, 2010, the Company had agreements in place to hedge forecasted natural gas purchases of 2.7 and 4.1 million MMBtus, respectively.

The Company had a $50 million interest rate swap agreement in place as of December 31, 2010 to hedge the variability of future interest payments.  This interest rate swap agreement expired on March 31, 2011.

As of September 30, 2011, the Company expects to reclassify approximately $4.3 million of net losses on derivative instruments related to its natural gas hedges from accumulated other comprehensive income to earnings during the next twelve months.

The following table presents the fair value of the Company’s hedging instruments as of September 30, 2011 and December 31, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	September 30, 2011	Balance Sheet Location	September 30, 2011

Commodity contracts(b)	Other current assets	$0.6	Accrued expenses	$4.8
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.7
Total derivatives designated as hedging instruments		$0.6		$5.5

(a)
As of September 30, 2011, the Company has commodity hedge agreements with three counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are almost entirely payable to one counterparty.  The amount recorded as an asset is due from one counterparty.

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

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three and nine months ended September 30, 2011 and 2010 (in millions):

		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$-	$-	$-	$(0.6)
Commodity contracts	Product cost	2.0	(1.9)	2.0	(4.1)
Total		$2.0	$(1.9)	$2.0	$(4.7)

		Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.1	$(1.1)	$0.5	$(3.9)
Commodity contracts	Product cost	4.0	(1.2)	9.5	(2.9)
Total		$4.1	$(2.3)	$10.0	$(6.8)

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

14.  Fair Value Measurements:

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

	September 30, 2011	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.1	$6.1	$-	$-
Total Assets	$6.1	$6.1	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.1)	$(6.1)	$-	$-
Derivatives – natural gas instruments	(4.9)	-	(4.9)	-
Total Liabilities	$(11.0)	$(6.1)	$(4.9)	$-

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $6.1 million and $6.2 million as of September 30, 2011 and December 31, 2010, respectively, are stated at fair value based on quoted market prices.  As of September 30, 2011, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $106.0 million compared with the aggregate principal amount at maturity of $100 million. The fair value at September 30, 2011 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $370.8 million compared with the aggregate principal amount at maturity of $385.8 million.  The fair values of the Company’s natural gas contracts are based on rates for notional amounts maturing in each respective time-frame.

15.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator:
Net earnings	$34.6	$19.3	$105.1	$89.5
Less: net earnings allocated to participating securities (a)	(0.5)	(0.3)	(1.7)	(1.6)
Net earnings available to common shareholders	$34.1	$19.0	$103.4	$87.9
Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	32,906	32,774	32,877	32,727
Weighted-average stock options outstanding (b)	25	11	30	13
Shares for diluted earnings per share	32,931	32,785	32,907	32,740
Net earnings per common share, basic	$1.04	$0.58	$3.14	$2.68
Net earnings per common share, diluted	$1.03	$0.58	$3.14	$2.68

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to 532,000 and 545,000 participating securities for the three and nine months ended September 30, 2011, respectively, and 597,000 and 629,000 participating securities for the three and nine months ended September 30, 2010.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 741,000 and 733,000 weighted options and performance stock units for the three and nine months ended September 30, 2011, respectively, and 764,000 and 775,000 weighted options outstanding for the three and nine months ended September 30, 2010, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: domestic and international general business and economic conditions; uninsured risks and hazards associated with mining operations, including acts of nature; governmental policies affecting the agricultural industry, consumer and industrial industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, and wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving and renewing required governmental and regulatory approvals; the impact of new technology on the demand for our products; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the impact of the Company’s indebtedness and interest rates changes; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; the impact of credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability; changes in tax laws or estimates; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Results of Operations

On August 21, 2011, a tornado struck our Goderich salt mine and salt mechanical evaporation plant.  As a result, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities. We resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September and resumed limited activities at the evaporation plant in late September.  We have recorded an initial estimate of the impairment of our property, plant and equipment at the facilities. However, we may need to record additional impairment charges as more information becomes available.  In addition, we have incurred clean-up costs related to the tornado. The Company expects to be fully reimbursed by its insurers for the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred.  In the third quarter of 2011, the $9.4 million of asset impairment charges and clean-up costs incurred were offset by $9.4 million of expected insurance recoveries we recognized in the statements of operations. We also expect to have a substantial business interruption claim to offset the lost profits and to offset certain additional expenses incurred related to the ongoing operations.  As of September 30, 2011, we have determined that there were no significant losses recognized in our consolidated statements of operations related to business interruption.  However, we may not have been able to estimate the full amount of losses incurred during the third quarter. We expect to incur significant costs and other losses associated with the tornado (which will be subject to recovery from a business interruption insurance claim) over at least the next two quarters.  These costs and losses are expected to be concentrated in the upcoming 2011-2012 winter quarters since the impacts are largely related to higher per-unit costs for inventories which are likely to be sold principally during this period.  The costs and losses include the impact of higher per-unit costs both to produce inventory and to purchase finished goods inventories for resale to serve committed business as well as other incremental losses and costs incurred related to our ongoing business due to the impact from the tornado.  We believe the impacts from lost production and additional expenses that will be incurred related to the tornado will be substantially covered by our insurance policies, but any insurance recoveries related to business interruption will be recognized only when the claim has been settled. It is possible that we may receive insurance advances prior to settlement of the claim.

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

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf.  We operate the largest SOP production facility in North America at the Great Salt Lake near Ogden, Utah where we utilize over 40,000 acres of solar ponds to produce raw SOP which is purified into salable SOP at its processing plant.  Our current annual capacity to produce SOP at the Great Salt Lake site is approximately 350,000 tons, though we are currently investing in a multi-phased project to substantially increase our annual production capabilities.  Because our production process relies on solar evaporation during the summer to produce SOP at our Great Salt Lake site, the intensity of heat and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP available to convert to finished product.  During the summer of 2011, localized rains and cooler weather, especially early in the summer, slowed the summer solar evaporation process at this operation, when compared to more-typical weather, reducing the amount of precipitated minerals over the solar season, which are the raw materials utilized to produce SOP.  The reduced minerals deposited will likely reduce SOP finished goods production volumes, primarily in 2012, and increase per-unit production costs accordingly.  In January 2011, we acquired Big Quill Resources, Inc. (“Big Quill Resources”), Canada’s leading SOP producer, which is expected to add approximately 40,000 tons to our annual SOP production capacity.  The acquisition has broadened and strengthened the specialty fertilizer segment by adding unique production capabilities and higher-value applications.

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

Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has increased our shipping and handling costs on a per-ton basis over the last several years.  Shipping and handling costs on a per-ton basis in the first nine months of 2011 have increased when compared to those experienced in the first nine months of 2010 partially as a result of higher oil-based fuel costs.  Future period per-unit costs will continue to be influenced by oil-based fuel costs.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, a deicing and water conditioning agent and feedstock, which can be used to make a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Miners at our Cote Blanche mine took part in a strike in the second quarter of 2010 relating to shift scheduling and wages. We had lower salt production in 2010 at both our Cote Blanche and Goderich mines and certain consumer and industrial salt plants. These 2010 events resulted in significantly higher per-unit salt production costs, especially for mined rock salt, when compared to our historical costs, a portion of which remained in inventory at the end of 2010.  This inventory was sold during the first quarter of 2011 as part of the Company’s normal seasonal inventory changes, which resulted in higher per-unit costs in the first quarter of 2011.  However, this trend began to reverse in the second quarter of 2011 as the sale of 2011 production, at more-historical per-unit costs, were lower than the prior year elevated unit cost levels.  (See discussion above for expected trends in costs for the upcoming winter due to the effects of the Goderich tornado.) Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  In 2010, we suspended purchases of, and currently do not have plans to purchase, KCl used to supplement our SOP production from solar ponds.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which has increased input costs, although the impact on the Company’s gross margin is not expected to be significant.  The Company’s SOP production in Canada purchases KCl under a very long-term supply agreement.  The primary production method uses the brine of Big Quill Lake, which is rich in sodium sulphate and adds the purchased KCl to create high-purity SOP.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations for Big Quill Resources have been included in our specialty fertilizer segment results from the date of acquisition. The results of operations of the records management business include sales of $2.5 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, and $8.4 million and $8.3 million for the nine months ended September 30, 2011 and 2010, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Salt Sales (in millions)
Salt sales	$175.5	$136.3	$635.2	$573.4
Less: salt shipping and handling	50.6	33.9	195.5	160.8
Salt product sales	$124.9	$102.4	$439.7	$412.6
Salt Sales Volumes (thousands of tons)
Highway deicing	1,937	1,379	7,511	6,723
Consumer and industrial	543	571	1,610	1,625
Total tons sold	2,480	1,950	9,121	8,348
Average Salt Sales Price (per ton)
Highway deicing	$48.32	$40.23	$52.10	$49.63
Consumer and industrial	150.80	141.64	151.50	147.58
Combined	70.76	69.91	69.64	68.69

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$51.1	$36.8	$156.0	$130.9
Less: SOP shipping and handling	5.5	4.9	19.4	16.9
SOP product sales	$45.6	$31.9	$136.6	$114.0
SOP Sales Volumes (thousands of tons)	81	73	259	255
SOP Average Price (per ton)	$631	$506	$603	$513

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Sales

Sales for the third quarter of 2011 of $229.1 million increased $53.1 million, or 30% compared to $176.0 million for the same quarter of 2010. Sales primarily include revenues from the sale of our products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Shipping and handling costs increased $17.3 million from $38.8 million in third quarter of 2010 to $56.1 million in the third quarter of 2011 due primarily to higher sales volumes and higher fuel costs, which are a component of shipping and handling costs, charged by our third-party carriers.

Product sales for the third quarter of 2011 of $170.5 million increased $36.2 million, or 27% compared to $134.3 million for the same period in 2010 reflecting higher product sales in both the salt segment and the specialty fertilizer segment.

Salt product sales for the third quarter of 2011 of $124.9 million increased $22.5 million, or 22% compared to $102.4 million for the same period in 2010.  The increase in the third quarter of 2011 was due primarily to higher salt segment sales volumes, which contributed approximately $18 million to the product sales increase.  Salt sales volumes in the quarter increased by 530,000 tons from 2010 levels principally due to higher sales of rock salt and specialty deicing products used in highway and consumer deicing due to strong early fill orders in North America and the U.K. and the favorable impact on volumes when shipping resumed on the Mississippi and Ohio River systems in the third quarter of 2011 after recent flooding which had caused shipping delays. In addition, the weakening of the U.S. dollar in the third quarter of 2011 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, favorably impacted product sales by approximately $4 million.

SOP product sales for the third quarter of 2011 of $45.6 million increased $13.7 million, or 43% compared to $31.9 million for the same period in 2010.  This increase was due to an increase in our average market price from $506 per ton in the third quarter of 2010 to $631 per ton in the third quarter of 2011, which contributed approximately $8 million.  Additionally, we experienced higher sales volumes due to new customer sales associated with the acquisition of Big Quill Resources in January 2011.

Gross Profit

Gross profit for the third quarter of 2011 of $71.0 million increased $17.6 million or 33% compared to $53.4 million in the third quarter of 2010.  As a percent of total sales, 2011 gross margin increased by one percentage point, from 30% in the third quarter of 2010 to 31% in the third quarter of 2011.  The gross margin for the salt segment increased due to higher sales volumes and lower average per-unit product costs in the third quarter of 2011 when compared to the prior year resulting from improved efficiencies on higher production tons compared to 2010.  In the third quarter of 2011, $9.4 million of asset impairment charges and clean-up costs were offset by $9.4 million of expected insurance recoveries and the third quarter included no significant impacts related to business interruption.  These combined factors resulted in no significant impact on gross profit related to the Goderich tornado in the third quarter of 2011.  The gross margin for the SOP segment increased primarily due to higher average market prices, net of shipping costs increases, and the acquisition of Big Quill Resources in January 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2011 of $22.4 million increased $1.7 million, or 8% compared to $20.7 million for the same period of 2010.  The increase in expense is primarily due to higher compensation expenses.

Other (Income) Expense, Net

Other income of $1.7 million for the third quarter of 2011 improved by $3.0 million from other expense of $1.3 million in the third quarter of 2010.  Net foreign exchange gains were $2.0 million in the third quarter of 2011 when compared to foreign exchange losses of $1.7 million in the same quarter of 2010.

Income Tax Expense

Income tax expense of $10.7 million for the three months ended September 30, 2011 increased from $6.8 million for the same period in 2010 due primarily to the increase in earnings before income taxes.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Sales

Sales for the nine months ended September 30, 2011 of $799.6 million increased $87.0 million, or 12% compared to $712.6 million for the nine months ended September 30, 2010.  Shipping and handling costs were $214.9 million during the first nine months of 2011, an increase of $37.2 million compared to $177.7 million for the same period in 2010.  The increase in shipping and handling costs primarily reflects the higher sales volumes for the nine months ended September 30, 2010 when compared to same period of 2010 and higher fuel costs, which are a component of shipping and handling costs, charged by our third-party carriers.

Product sales for the nine months ended September 30, 2011 of $576.3 million increased $49.7 million, or 9% compared to $526.6 million for the same period in 2010.  This increase reflects higher product sales in both salt and specialty fertilizer segments.

Salt product sales of $439.7 million for the nine months ended September 30, 2011 increased $27.1 million or 7% compared to $412.6 million in 2010. The increase in the first nine months of 2011 was due primarily to higher salt segment sales volumes, which contributed approximately $29 million to product sales.  Salt sales volumes in 2011 increased by 773,000 tons from 2010 levels principally due to higher sales of rock salt and specialty deicing products used in highway and consumer deicing.  In the first quarter of 2011, the impact on our salt sales due to winter weather was estimated by the Company to be near normal.  While the frequency of winter weather events in the first quarter of 2011 was higher than long-term averages, Company inventory constraints limited our ability to capitalize on above-normal weather in some regions.  In the first quarter of 2010, the impact on salt sales due to winter weather was estimated by the Company to have lowered product sales from what would have been reported had winter weather been more normal.  The salt product sales increase for the nine months ended September 30, 2011 was partially offset by changes in customer mix.  In addition, the weakening of the U.S. dollar in the first nine months of 2011 when compared to the prior year exchange rate for the Canadian dollar and British pound sterling, favorably impacted product sales by approximately $10 million.

SOP product sales of $136.6 million for the nine months ended September 30, 2011 increased $22.6 million or 20% over $114.0 million during the same period in 2010.  This increase was due to an increase in our average market price to $603 per ton in the first nine months of 2011 compared to $513 per ton in the same period of 2010, or approximately $17 million.  This increase was partially offset by lower sales volumes, net of increased sales volumes from the acquisition of Big Quill Resources in January 2011.

Gross Profit

Gross profit for the nine months ended September 30, 2011 of $222.9 million increased $15.0 million, or 7% compared to $207.9 million for the same period in 2010.  As a percent of total sales, 2011 gross margin decreased by one percentage point, from 29% to 28%.  The gross profit for the salt segment was approximately the same for both periods.  Salt gross profit was favorably impacted by highway and consumer deicing volumes and were offset due to higher per-unit salt costs in the first nine months of 2011 as a result of higher per-unit production costs in 2010, a portion of which remained in inventory at the end of 2010.  These higher-cost inventories were essentially all sold in the first quarter of 2011, which unfavorably impacted gross profit.  Average per-unit salt product costs in the second and third quarters of 2011 were lower than same periods in the prior year, principally due to the sale of 2011 production, which have been more efficiently produced than in 2010. In the third quarter of 2011, $9.4 million of asset impairment charges and clean-up costs were offset by $9.4 million of expected insurance recoveries and the third quarter included no significant impacts related to business interruption.  These combined factors resulted in no significant impact on gross profit related to the Goderich tornado for the nine months ended September 30, 2011. Specialty fertilizer segment gross profit increased by approximately $16 million in the first nine months of 2011 due to higher average market prices and the acquisition of Big Quill Resources in January 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the 2011 nine-month period of $67.6 million increased $3.5 million, or 5% compared to $64.1 million for the same period of 2010.  The increase in expense is primarily due to higher professional services costs associated with the acquisition of Big Quill Resources and higher compensation expenses in the first nine months of 2011 when compared to the same period in 2010.

Other (Income) Expense, Net

Other income of $1.5 million for the nine months ended September 30, 2011 improved $4.6 million from $3.1 million of other expense in the same period of 2010.  Net foreign exchange gains were $1.3 million for the nine months ended September 30, 2011 when compared to foreign exchange losses of $3.4 million in the same period in 2010.

Income Tax Expense

Income tax expense of $35.8 million for the nine months ended September 30, 2011 increased $1.1 million from $34.7 million for the same period in 2010 partially reflecting the increase in earnings before income taxes in 2011.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, accrued interest on uncertain tax positions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $123.4 million as of September 30, 2011 increased $32.3 million over December 31, 2010 resulting principally from operating cash flows of $200.8 million generated in the first nine months of 2011.  We used a portion of those cash flows to purchase Big Quill Resources for $58.1 million, fund capital expenditures of $66.5 million and to pay dividends on our common stock of $45.1 million.

As of September 30, 2011, we had $483.7 million of principal indebtedness consisting of $97.9 million 8% Senior Notes ($100 million at maturity) due 2019 and $385.8 million of borrowings outstanding under our Credit Agreement.  No amounts were borrowed under our Revolving Credit Facility as of September 30, 2011. We had $9.4 million of outstanding letters of credit as of September 30, 2011 which reduced our Revolving Credit Facility borrowing availability to $115.6 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our Credit Agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of September 30, 2011, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

For the Nine months Ended September 30, 2011 and 2010

Net cash flows provided by operating activities for the nine months ended September 30, 2011 were $200.8 million, an increase of $32.7 million compared to $168.1 million for the first nine months of 2010. The $31.5 million reduction in working capital items in the first nine months of 2011 and the $35.7 million reduction in working capital items in the first nine months of 2010, which provided a large portion of our cash flows from operations each year, principally reflects the seasonal nature of our deicing products and can vary significantly due to the severity and timing of winter weather in our regions.

Net cash flows used by investing activities of $119.8 million and $78.1 million for the nine months ended September 30, 2011 and 2010, respectively, resulted from capital expenditures of $66.5 million and $77.1 million respectively.  Our capital expenditures in 2010 and 2011 include expenditures to support the SOP evaporation plant expansion and yield improvement projects at our Great Salt Lake operations.  The remaining capital expenditures were primarily for routine replacements.  In addition, we invested $58.1 million for the acquisition of Big Quill Resources in January 2011. In the third quarter of 2011, we also received an insurance advance for property, plant and equipment impaired related to the Goderich tornado.

Net cash flows used by financing activities for the nine months ended September 30, 2011 were $44.5 million of cash flows, resulting from dividend payments of $45.1 million which was partially offset by proceeds received from stock option exercises.  During the first nine months of 2010, we used $36.3 million of cash flows, primarily to make $39.0 million of dividend payments which was partially offset by proceeds received from stock option exercises.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings	$34.6	$19.3	$105.1	$89.5
Interest expense	5.0	5.3	15.9	16.5
Income tax expense	10.7	6.8	35.8	34.7
Depreciation, depletion and amortization	16.0	12.2	48.8	36.3
EBITDA	$66.3	$43.6	$205.6	$177.0
Other non-operating expenses:
Other (income) expense, net	(1.7)	1.3	(1.5)	3.1
Adjusted EBITDA	$64.6	$44.9	$204.1	$180.1

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance which allows entities to use a qualitative approach to test goodwill for impairment.  The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the fair value is less than the carrying value, the entity would be required to perform the two-step goodwill impairment test currently required.  This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard will not materially impact the Company’s consolidated financial statements.

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

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the financial statements.  This guidance conforms the wording which describes many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

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

Seasonality

We experience a substantial amount of seasonality in our sales, primarily with respect to our deicing products.  Consequently, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we attempt to stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) requires mining companies to disclose in their periodic reports information about their mines subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”).  The operation of our mine in Cote Blanche, Louisiana is inspected by MSHA on an ongoing basis and MSHA issues citations and/or orders when it believes a violation under the Mine Act has occurred.  The following table provides the information required under §1503 of the Act for the three months ended September 30, 2011:

For the Three Months Ended September 30, 2011
	Mine Act
	Total # of S&S Violations	Total # of Orders under	Total # of Unwarrantable Failure Citation/Orders	Total # of Flagrant Violations	Total # of Immenent Danger Orders	Total Dollar Value of Proposed MSHA	Total # of Mining Related
Mine	under §104	§104(b)	under §104(d)	under §110(b)(2)	under §107(a)	Assessments	Fatalities

Cote Blanche, LA	19	-	2	-	-	$19,911	-

As of September 30, 2011, the Company has not received any written notice from MSHA regarding violations under §104(e) of the Mine Act.  In addition, there is no pending legal action before the Federal Mine Safety & Health Review Commission.

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

101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of stockholders’ equity, (iv) consolidated statements of cash flows, and (v) the notes to the consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 28, 2011	/s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: October 28, 2011	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Vice President and Chief Financial Officer