Form 10-K
period 2011-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2012-02-22
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES ACT OF 1934
For the transition period from _______ to _______

Commission File Number 001-31921
Compass Minerals International, Inc.
 (Exact name of registrant as specified in its charter)
Delaware	36-3972986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9900 West 109th Street, Suite 100	66210
Overland Park, Kansas	(Zip Code)
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

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,831,815,321, based on the closing sale price of $86.07 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 16, 2012 was 33,023,204 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of	Part III, Items 10, 11, 12, 13 and 14
Stockholders to be held May 9, 2012 (Proxy Statement)

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report. Factors that could cause actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	domestic and international general business and economic conditions;

•	uninsured risks and hazards of mining, including acts of nature;

•	governmental policies affecting the highway maintenance programs, consumer and industrial industry or agricultural industry in localities where we or our customers operate;

•	weather conditions;

•	the impact of competitive products;

•	pressure on prices realized by us for our products;

•	constraints on supplies of raw materials used in manufacturing certain of our products, or the price or lack of availability of transportation services;

•	our ability to attract and retain skilled personnel or avoid a disruption in our workforce;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	difficulties or delays in receiving and renewing required governmental and regulatory approvals;

•	the impact of new technology on the demand for our products;

•	market acceptance issues, including the failure of products to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	the impact of indebtedness and interest rates;

•	foreign exchange rates and fluctuations in those rates;

•	the costs and effects of legal proceedings, including environmental and administrative proceedings involving us;

•	agricultural economics, customer expectations about future potash market prices and customer application rates;

•	credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability;

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

•	changes in tax laws or estimates; and

•	other risk factors included in this Form 10-K and reported from time to time in our filings with the Securities and Exchange Commission (“SEC”). See “Where You Can Find More Information.”

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
9900 West 109th Street, Suite 100
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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2011, we operated 12 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada, and the largest rock salt mine in the U.K. in Winsford, Cheshire.  Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America.  We provide highway deicing salt to customers in North America and the U.K. and specialty fertilizer to growers and fertilizer distributors worldwide. We also produce and market consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, England.
Prior to December 2007, all of our operating subsidiaries were owned by Compass Minerals Group, Inc. (“CMG”), a wholly owned subsidiary of CMI.  In December 2007, CMG was merged into CMI.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

SALT SEGMENT

Salt is indispensable and enormously versatile with more than 14,000 reported uses. In addition, there are no known cost-effective alternatives for most commercial uses. As a result, our cash flows from salt have not been materially impacted by a variety of economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high-grade quality and among the most extensive in the world, and because we utilize effective mining techniques and efficient production processes.
Through our salt segment, we mine, produce, process, distribute and market sodium chloride and magnesium chloride in North America and the U.K.  Our salt segment products include rock salt, mechanically evaporated and solar evaporated salt, and liquid and flake magnesium chloride. We also purchase potassium chloride and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products.  Sodium chloride (either as a single mineral or in combination with other chlorides) represents the vast majority of the products we produce and sell.  Accordingly, we refer to these products collectively as “salt,” unless otherwise noted.
Salt is used in a wide variety of applications, including as a deicer for highway, consumer and professional use (rock salt and specialty deicers, which include pure or blended magnesium chloride, potassium chloride and calcium chloride salts with sodium chloride), an ingredient in the production of chemicals, for water treatment, human and animal nutrition, and a variety of other consumer and industrial uses.  Consumer and industrial uses include application as a flavor enhancer and preservative in food, a nutrient and trace mineral delivery vehicle in animal feeds, an essential component in both industrial and residential water softeners and as an additive to aid in the disinfection of spas and swimming pools.
The demand for salt has historically remained relatively stable during periods of rising prices and during a variety of economic cycles due to its relatively low cost with a diverse number of end uses.  However, demand for deicing products is affected by the number and intensity of winter precipitation events in our service territories.  On average, over the last three years, approximately 65% of our deicing product sales occurred during the months of November through March when winter weather was most severe.  See Note 15 of the Company’s Consolidated Financial Statements for salt segment financial information.

Salt Industry Overview
The salt industry is characterized by a long history of modest growth and steady price increases across various grades, after factoring in the impact of mild and severe winter weather. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing and nutritional supplements for livestock. We estimate that the consumption of highway deicing rock salt in North America is approximately 30 million tons per year, while the consumer and industrial market totals approximately 10 million tons per year. In the U.K., we estimate that the size of the highway deicing market is approximately 2 million tons per year with such estimates based upon average winter weather.  According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2010, the production of salt used in highway deicing and for consumer and industrial products in the U.S. has increased at an historical average of approximately 1% - 2% per year.
Salt prices vary according to purity and end use and its pricing differences reflect, among other things, variations in refining and packaging processes. According to the latest USGS data, during the thirty-year period ending 2010, prices for salt used in highway deicing and consumer and industrial products in the U.S. have increased at an historical average of approximately 3% per year. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by producers located near their customers.

Processing Methods
Our current production capacity, including salt and other minerals purchased under contracts, is approximately 17.0 million tons of salt per year.  Mining, other production activities and packaging are currently conducted at 12 of our facilities.  Additionally, finished product is purchased under contracts from suppliers at four facilities.  The three processing methods we use to produce salt are described below.

Underground Rock Salt Mining - We use a drill and blast mining technique at our North American underground rock salt mines. At our Winsford, U.K., facility, we primarily use continuous mining equipment.  Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. We expect to begin deployment of continuous mining equipment at the Goderich mine for a portion of the salt production beginning in early 2013.  The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 85% of our current annual salt production capacity.  See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”

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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Solar Evaporation – Solar evaporation is used in areas of the world where high-salinity brine is available and where weather conditions provide for a high natural evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. We produce solar salt at the Great Salt Lake in Utah, and sell it through both our consumer and industrial and our highway deicing product lines. Solar evaporation represents approximately 9% of our current annual salt production capacity.
We also produce magnesium chloride through the solar evaporation process. We precipitate sodium chloride and potassium-rich salts from the brine, leaving a concentrated magnesium chloride brine solution.  This resulting concentrated brine becomes the raw material used to produce several magnesium chloride products, which are sold through both our consumer and industrial and highway deicing product lines, as well as our specialty fertilizer segment.

Operations and Facilities
United States - Our Cote Blanche, Louisiana rock salt mine serves highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers (and their major tributaries) and chemical and agricultural customers in the Southern and Midwestern U.S. Our solar evaporation facility located in Ogden, Utah, is the largest solar salt production site in North America. This facility principally serves the Midwestern and Western U.S. consumer and industrial markets, provides salt for highway deicing and chemical applications, and produces magnesium chloride, which is used in deicing, dust control and unpaved road surface stabilization applications. The production capacity for solar-evaporated salt at our Ogden facility is currently only limited by demand. Our Central and Midwestern U.S. consumer and industrial customer base is primarily served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas around the Great Lakes with evaporated salt purchased from a supplier’s facility in Michigan. We also operate three salt packaging facilities in Illinois, Minnesota and Wisconsin, which principally serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern U.S.

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

The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2011:

Location	Annual Production Capacity (tons)	Product Type
North America
Goderich, Ontario Mine	9,000,000	Rock Salt
Cote Blanche, Louisiana Mine	3,400,000	Rock Salt
Ogden, Utah:
Salt (a)	1,500,000	Solar Salt
Magnesium Chloride (b)	700,000	Magnesium Chloride
Lyons, Kansas Plant	450,000	Evaporated Salt
Unity, Saskatchewan Plant	175,000	Evaporated Salt
Goderich, Ontario Plant	175,000	Evaporated Salt
Amherst, Nova Scotia Plant	120,000	Evaporated Salt
United Kingdom
Winsford, Cheshire Mine	1,500,000	Rock Salt
(a)
Solar salts deposited annually substantially exceed the amount converted into finished products.  The amount presented here represents an approximate average amount produced based on recent market demand.

(b)	The magnesium chloride amount includes both brine and flake.

Salt production, including magnesium chloride, at these facilities totaled an aggregate of 13.2 million tons, 11.0 million tons and 15.1 million tons for the years ended December 31, 2011, 2010 and 2009, respectively.  Variations in production volumes are typically attributable to variations in the winter season weather ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.  Our Goderich rock salt mine expansion project increased that mine’s annual capacity to 9.0 million tons to be produced as demand warrants.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

In August 2011, a tornado struck our salt mine and our salt mechanical evaporation plant, located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities and therefore, affected total salt production during 2011.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September and resumed limited activities at the evaporation plant in late September.  The Company currently expects both facilities to be back to pre-tornado production capabilities by the end of the second quarter of 2012.
Salt is found throughout the world and, where it is commercially produced, it is typically deposited in extremely large quantities. Our production facilities have access to vast mineral deposits. In most of our production locations we estimate the recoverable salt reserves to last at least several more decades at current production rates and capacities. Our rights to extract those minerals may be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms without incurring substantial costs or material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
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
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 52, 46 and 166 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 123, 73 and 19 years, respectively. Our mineral interests are amortized on an individual mine basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, the results of reserve studies completed by a third-party geological engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of our extraction rates based upon an expectation of operating the mines on a long-term basis. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both the presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt, requires proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality.  Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
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

Products and Sales - We sell our salt products through our highway deicing product line (which includes liquid magnesium chloride and calcium chloride as well as rock salt treated with these minerals) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride, calcium chloride and potassium chloride (“KCl” or “MOP”) in both pure form and blended with salt). Highway deicing, including salt sold to chemical customers, constituted approximately 48% of our gross sales in 2011. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process as well as through some longer-term contracts, with price, product quality and delivery capabilities as the primary competitive market factors. See Item 1A, “Risk Factors – Our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities.” Some sales also occur through negotiated sales contracts with third-party

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
We produce highway deicing salt in the U.K. at our mining facility at Winsford, Cheshire, the largest rock salt mine in the U.K. We believe our production capability and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are viewed as a key strategic supplier by the U.K.’s Highways Agency. As such, we help the Highways Agency develop standards for deicing products and services that are provided to them through their deicing application contractors. In the U.K., approximately 90% of our highway deicing business is on multi-year contracts.
Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately 65% of our deicing product sales occurred during the months of November through March when winter weather was most severe. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern U.S. where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A, “Risk Factors – The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions, including any effects from climate changes, may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
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
Sales of our consumer and industrial products accounted for approximately 32% of our 2011 gross sales. We are the third largest producer of consumer and industrial salt products in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer and professional ice control, food processing, pool salt, agricultural applications and a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in North America. Our Sifto® brand encompasses a full line of salt products, which are well recognized in Canada.
The Company’s consumer and industrial sales are driven by private label products, brand identity, broad product lines and strong customer relationships.  Our consumer and industrial product line is distributed through many channels including, but not limited to, retail, agricultural, industrial, janitorial/sanitation and resellers.  The consumer and industrial product line is channeled from the Company’s plants and third-party warehouses to our customers using a combination of direct sales personnel, contract personnel and a network of brokers or manufacturers’ representatives.
The table below shows our shipments of salt products:

	Year ended December 31,
	2011		2010		2009
(thousands of tons)	Tons	%	Tons	%	Tons	%
Highway Deicing	10,235	82	10,008	81	9,608	80
Consumer and Industrial	2,285	18	2,357	19	2,463	20
Total	12,520	100	12,365	100	12,071	100

Competition – We face strong competition in each of the markets in which we operate. In North America, other large, nationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America, but these mostly impact the East Coast and West Coast of the U.S. where we have minimal market presence. Two competitors serve the highway deicing salt market in the U.K.: one in Northern England and one in Northern Ireland. There are typically not significant imports of highway deicing salt into the U.K.  See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of or demand for our products.”

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

SPECIALTY FERTILIZER SEGMENT

Fertilizers serve a significant role in efficient crop production around the world.  Potassium is a vital nutrient for virtually all crops, it assists in regulating plants’ growth and improves durability. There are two major forms of potassium-based fertilizer, SOP and MOP.  SOP is primarily used as a specialty fertilizer, providing essential potassium to increase the yield and quality of certain crops, which tend to be high-value or chloride-sensitive, such as vegetables, fruits, potatoes, nuts, tobacco and turf grass. High-value or chloride-sensitive crop yields and/or quality are generally lower when MOP is used as a potassium nutrient, rather than SOP. We are the leading SOP producer and marketer in North America and we also market SOP products internationally. We offer several grades of SOP products, which are designed to serve the special needs of our customers. Our SOP plant in Ogden, Utah is the largest in North America and one of only three SOP solar brine evaporation operations in the world.  Our SOP plant in Wynyard, Saskatchewan is Canada’s leading producer of SOP.  In 2011, the specialty fertilizer segment accounted for approximately 19% of our gross sales. See Note 15 of the Company’s Consolidated Financial Statements for segment financial information.
Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, government food programs, and governmental agriculture and energy policies in the U.S. and around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.

Potash Industry Overview
The average annual worldwide consumption of all potash fertilizers is approximately 61 million tons. MOP is the most common source of potassium and accounts for approximately 85% of all potash consumed in fertilizer production. SOP represents approximately 10% of all potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, potassium nitrate and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide and different combinations of co-nutrients.
MOP is the most widely used potassium source for most crops and is typically a less expensive form of potash fertilizer than SOP. SOP is generally priced at a premium to MOP.  Market conditions affecting MOP tend to influence SOP.  SOP (which contains the equivalent of approximately 50% potassium oxide) is utilized by growers for many high-value crops, especially where there are needs or a desire for fertilizers with low chloride content or when the grower seeks a higher yield or quality for their crops. The use of SOP has been proven to improve the yield and/or quality of many high-value crops such as citrus fruits, grapes, almonds, some vegetables, potatoes, tobacco and turfgrass, including turf for golf courses.
Through 2008, world-wide consumption of potash increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  In addition, increases in energy prices over time, as well as certain government policies, improved the economics of ethanol and bio-diesel production or increased their use, which utilize agricultural products as feedstock.  The increased demand and limited supply of potash at then-current capacity levels, led to increased overall potash market prices, most significantly in 2008.  Demand for these products waned in the fourth quarter of 2008 and remained suppressed through 2009, as the broader agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices, which we believe resulted in a depletion of potassium levels in the soil.  In addition, we believe some growers have refined application techniques to reduce inefficiencies.  In 2010, we experienced a rebound in potash demand which continued through 2011.  MOP market pricing declined throughout 2009 from prices experienced at the end of 2008.  Market prices for potash stabilized during 2010 and have increased in 2011 to levels which are well above historical levels though below the historic-high prices seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above MOP market pricing, and the resulting average price of our SOP has fluctuated dramatically in recent years.  We expect SOP pricing to retain a premium to MOP although as MOP pricing increases, the size of the premium tends to decrease.
Approximately 70% of our annual SOP sales volumes in 2011 were made to domestic customers, which include retail fertilizer dealers and distributors of agricultural products as well as professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements. See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of and demand for our products.”

Operations and Facilities
Our Ogden facility produces SOP at the Great Salt Lake west of Ogden, Utah and is the largest SOP producer in North America. The facility operates more than 40,000 acres of solar evaporation ponds to produce salt, SOP and magnesium chloride from the naturally occurring brine of the Great Salt Lake. The facility operates on land that is both owned and leased under renewable leases from the state of Utah. We believe that our property and operating equipment are maintained in good working condition. During 2012, this facility is expected to have the capability to produce approximately 550,000 tons of SOP (including approximately 350,000 tons from solar ponds), approximately 700,000 tons of magnesium chloride and 1.5

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
Initially, we draw mineral-rich lake water, or brine, from the Great Salt Lake into our solar evaporation ponds.  The brine moves through a series of solar evaporation ponds over a two to three-year production cycle.  As the water evaporates and the mineral concentration increases, some of those minerals naturally precipitate out of the brine and are deposited on the floors of the solar evaporation ponds. We monitor the changing mineral composition during evaporation and manage the deposition of specific compounds by either pumping or allowing the brine to flow by gravity to the next pond in the series, where this process continues.  In our ponds, the salt (sodium chloride) minerals are the first to precipitate.  Eventually, potassium compounds drop from the brine, leaving a floor of potassium-enriched salts.  The remaining brine, now almost exclusively magnesium compounds, flows to holding ponds before it is processed into magnesium chloride products for sale. The evaporation process is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high purity SOP in our production facility.
We can use KCl as a raw material feedstock to supplement the Company’s solar harvest.  Over the past three years, we have produced approximately 25% of our finished SOP from KCl raw materials purchased by our Ogden facility.  In 2010, we suspended purchases of KCl used to supplement our SOP production from solar ponds due to several factors, including increasing KCl input costs, inventory levels and the expected additional solar pond-based production capacity gained from our SOP production capacity expansion projects.  We expect to source some mineral feedstock for SOP production in 2012.
In 2007 we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase included some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity of our SOP plant. These improvements will increase our solar-pond-based SOP production capacity progressively, achieving pond-based capacity of approximately 350,000 tons annually during 2012.
In 2010, we began a multi-year plan to use patent-pending technology to increase the yield of our SOP harvest by sealing the walls of our existing ponds to significantly reduce brine migration through these walls.  This technology is expected to increase the efficiency and capacity of our solar ponds incrementally each year beginning in 2012.  When complete and in tandem with future plant processing expansions, the project should add approximately 220,000 tons, or 60 percent, to our solar pond-based SOP production capacity, bringing expected total solar pond-based annual capacity to approximately 570,000 tons.
In addition, we are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which requires both leases and permits from governmental authorities.  The permitting process is lengthy and complicated.  We have held permits and leases to operate on approximately 43,000 acres for many years.  We are currently seeking to acquire permits to operate on an additional 23,000 acres on which we have leases and for an additional 38,000 acres for which we have applied for leases.  Certain organizations have challenged the process for granting leases for this expansion project. The final scope of this phase of expansion will be determined following the U.S. Army Corps of Engineers’ comprehensive permitting process and our detailed engineering analysis.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year.  There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product. See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”  If we are unable to obtain all or a portion of the required permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2011, total capital expenditures related to this project were $5.1 million.
In January 2011, we acquired Big Quill Resources, Inc., Canada’s leading SOP producer, which added approximately 40,000 tons to our SOP capacity.  The facility is located on the south shore of Big Quill Lake near Wynyard, Saskatchewan, Canada.  We combine sulfate with sourced potassium chloride to create, high-purity SOP through ion exchange and glaserite processes.  The glaserite process is a chemical reaction of anhydrous sodium sulfate and potash.  The ion exchange process uses naturally occurring sulfate-rich brine from Big Quill Lake and potash.  This product is very high-purity and is often used in specialty, non-agricultural applications.
Products and Sales - Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. International SOP sales volumes in 2011 were 30% of our annual SOP sales.  See Note 15 to our Consolidated Financial Statements. We have an experienced global sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The table below shows our domestic and export shipments of SOP:

	Year Ended December 31,
	2011		2010		2009
(thousands of tons)	Tons	%	Tons	%	Tons	%
U.S.	241	70	228	63	118	77
Export(a)	103	30	134	37	35	23
Total	344	100	362	100	153	100
(a)	Export sales include product sold to foreign customers at U.S. ports.

Competition - Approximately 49% of the world SOP capacity is located in East Asia, 36% in Western Europe, 8% in North America and the remaining 7% in various other countries. The world capacity of SOP totals about 8 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile and Belgium. In addition, there is also functional competition between SOP and other forms of potash crop nutrients. For exports into Asia, the Pacific Rim countries and Latin America, we compete on a global level with various other producers.  See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of and demand for our products.”

OTHER

DeepStore is our records management business in the U.K. that utilizes portions of previously excavated space in our salt mine in Winsford, Cheshire for secure underground document storage and utilizes two warehouse locations in London, England.  Currently, DeepStore does not have a significant share of the document storage market, nor is it material in comparison to our salt and specialty fertilizer segments.

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: “American Stockman®,”  “DeepStore®,” “DustGuard®,” “FreezGard®,” “K-Life®,” “Nature’s Own®,” “Organic K+®,” “Pristiva®,” “ProSoft®,” “Safe Step®,” “Sifto®,” “Sure Soft®,” “Thawrox®,” “Turf Blend®,” “Winter Storm®” and “Xtreme Performance®.” No single patent, trademark or trade name is material to our business as a whole.
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

EMPLOYEES

As of December 31, 2011, we had 1,761 employees, of which 871 are employed in the U.S., 711 in Canada and 179 in the U.K. Approximately 30% of our U.S. workforce and approximately 50% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, three will expire in 2012, four will expire in 2013 and two will expire in 2014. Although the terms of a new collective bargaining agreement have not been reached with the union at Cote Blanche, we continue to operate the mine at full capacity.  Approximately 10% of our workforce is employed in Europe where trade union membership is common. We consider our labor relations to be satisfactory.  See Item 1A, “Risk Factors – If we cannot successfully negotiate new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.”

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

PROPERTIES

We have leases for packaging and other facilities, which are not individually material to our business.  The table below sets forth our principal properties:

		Land and Related Surface Rights		Mineral Reserves
Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(1)
Wynyard, Saskatchewan, Canada	SOP production facility	Owned(2)	N/A	Leased	N/A
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(3)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(3)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2016/2030(4)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2025(5)	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2020	N/A	N/A

(1)	The Ogden lease renews on an annual basis.
(2)	The Wynyard location also leases two parcels of land which will expire in 2016.
(3)	Subject to our right of renewal through 2043.
(4)	Consists of two leases expiring in 2016 and 2030 subject to our right of renewal through 2037 and 2051, respectively.
(5)	Consists of two leases both expiring in 2025.

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
Our mineral leases have varying terms. Some will expire after a set term of years, while others continue indefinitely. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of minerals extracted or as a percentage of revenue. In addition, we own a number of properties and are party to non-mining leases that permit us to perform activities that are ancillary to our mining operations, such as surface use leases for storage at depots and warehouse leases. We believe that all of our leases were entered into at market terms.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The following map shows the locations of our principal mineral extraction, packaging and document storage operating facilities as of December 31, 2011:

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
We have expended, and anticipate that we will continue to expend, financial and managerial resources to comply with EHS standards. We estimate that our 2012 EHS capital expenditures will total approximately $4.7 million. We expect that our estimated expenditures in 2012 for reclamation activities will be approximately $0.2 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2012 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it is probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2011, we had recorded environmental accruals of $1.7 million.

Product Requirements and their Impact
International, federal, state and provincial standards (i) require registration of many of our products before such products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Environmental, natural resource and public health agencies at all regulatory levels continue to evaluate alleged health and environmental impacts that might arise from the handling and use of products such as those we manufacture. The U.S. Environmental Protection Agency (the “EPA”), the State of California and The Fertilizer Institute have each completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that, based on the available data, crop nutrient materials generally do not pose harm to human health. It is unclear whether any further evaluations may result in additional standards or regulatory requirements for the producing industries, including us, or for our customers. It is the opinion of management that the potential impact of these standards on the market for our products or on the expenditures that may be necessary to meet new requirements will not have a material adverse effect on our business, financial condition or results of operations.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

In 2001, through the Priority Substance List Program, the Canadian government released an Assessment Report for road salts that found the use of road salts may cause adverse effects to the environment. This allowed the Minister of Environment to potentially regulate road salts under the Canadian Environmental Protection Act. In lieu of any regulatory action, in 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for users of road salts. The Code of Practice requires large users of road salts across Canada to develop salt management plans. On a provincial level, in its 2006–2007 Annual Report, the Environmental Commissioner of Ontario recommended, along with other items, the development of a comprehensive, mandatory, province-wide road salts management strategy. To date, the national Code of Practice and the provincial management strategy have been effective in eliminating or minimizing the potential adverse effects of road salts to the environment. We do not believe that these regulatory activities have had or will have a material direct effect on us, but further development of salt management plans and road salts management strategies could lead to changes in the application or amount of road salts used in Canada, particularly in Ontario. We are not aware of any similar regulatory considerations governing road salts in either the U.S. or the U.K, though we cannot guarantee that such considerations will not arise.

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information dating back to 1994 indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin, plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002.  DATCP directed us in October 2004 to conduct an investigation into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant.  We have conducted ongoing investigations of the soils and ground water at the Kenosha site and continue to provide the findings to DATCP. DATCP, in conjunction with the Wisconsin Department of Natural Resources, will determine whether any further investigation or remediation is necessary, or whether no further action is required.  All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. We may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if we do not receive an acknowledgement of no further action and are required to conduct further investigation or remedial work that may not be fully reimbursable under the ACCP.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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

Risks Related to Our Business

Our mining, manufacturing and distribution operations are subject to a variety of risks and hazards, which may not be covered by insurance.
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
In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company expects to be fully reimbursed by its insurers for the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred.  The Company also expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

operations and it believes the impact of lost production and additional expenses incurred related to the tornado will be substantially covered by the Company’s insurance policies.  However, the Company can make no assurance that it will be fully or even substantially reimbursed for these losses.  In addition, the period in which the losses are recognized in the consolidated financial statements may not correspond to the period in which the insurance recoveries are recognized, and accordingly the Company’s margins in any one period may be significantly impacted.
Although we evaluate our risks and carry insurance policies to mitigate the risk of loss where economically feasible, not all of these risks are reasonably insurable and our insurance coverage contains limits, deductibles and exclusions.  We cannot assure you that our coverage will be sufficient to meet our needs in the event of loss.  Such a loss may have a material adverse effect on the Company.

Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities. A decision by a third party or a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Certain organizations have challenged some of our permits for existing operations at our Ogden, Utah facility.  There can be no assurance that existing permits will be upheld
Expansion of our existing operations is also predicated upon securing the necessary environmental or other permits, water rights or approvals, which we may not receive in a timely manner or at all.  Furthermore, many of our facilities are located on land leased from governmental authorities.  Expansion of these operations may require securing additional leases, which we may not obtain in a timely manner, or at all.  Our leases generally require us to continue mining in order to retain the lease, the loss of which could adversely affect our ability to mine the associated reserves.  In addition, our facilities are located near existing and proposed third-party industrial operations that could affect our ability to fully extract, or the manner in which we extract the mineral deposits to which we have mining rights.
We are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which requires both leases and permits from governmental authorities.  The permitting process is lengthy and complicated.  We have held permits and leases to operate on approximately 43,000 acres for many years.  We are currently seeking to acquire permits to operate on an additional 23,000 acres on which we have leases and for an additional 38,000 acres for which we have applied for leases.  Certain organizations have challenged the process for granting leases for this expansion project. The final scope of this phase of expansion will be determined following the U.S. Army Corps of Engineers’ comprehensive permitting process and our detailed engineering analysis.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year.  There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product.  If we are unable to obtain all or a portion of the required permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2011, total capital expenditures related to this project were $5.1 million.
In addition, we are aware of an aboriginal land claim filed in 2003 by The Chippewas of Nawash and the Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land under which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action.
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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

New technology may reduce the demand for our products or result in new or less costly methods of competitors producing products. Either of which could adversely affect our operating results.
The demand for our products may be adversely affected by advances in technology.  More efficient application methods for salt and fertilizer may reduce demand.  These new application methods as well as any future technological advances may have an adverse effect on our business, financial condition, results of operations and cash flows.  Methods of producing sodium chloride, magnesium chloride and SOP in large quantities have historically been characterized by slow pace of technological advances for existing competitors or potential new entrants.  New methods developed to produce sodium chloride, magnesium chloride or SOP could increase competition and impact the demand for our products, thereby impacting our profitability.

The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions, including any effects from climate changes, may have an adverse effect on our results of operations and the price of our common stock.
Our deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. On average, over the last three years, approximately 65% of our deicing product sales occurred during the months of November through March when winter weather was most severe. Winter weather events are not predictable outside of a relatively short time frame, yet we must stand ready to deliver deicing products under our highway deicing contracts.  As a result, we need to stockpile sufficient supplies of highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season.
In addition, winter weather events may be influenced by climate change, weather cycles and other natural events. Any prolonged change in weather patterns in our relevant geographic markets could impact demand for our deicing products.  Weather conditions that impact our highway deicing product line include temperature, amounts of wintry precipitation, number of snowfall events and the potential for, and duration and timing of, snowfall or icy conditions in our relevant geographic markets. Lower than expected sales during the winter season could have a material adverse effect on our results of operations and the price of our common stock.
Our SOP operating results are dependent in part upon conditions in the agriculture sector. The fertilizer business, including our SOP business, can be affected by a number of factors, including weather patterns, crop prices, field conditions (particularly during periods of traditionally high crop nutrients application) and quantities of crop nutrients imported to and exported from North America. Our ability to produce SOP at our solar evaporation ponds is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. Extended periods of precipitation or a prolonged lack of sunshine would hinder the evaporation rate and hence our production levels, which may result in lower sales volumes and higher unit production costs.
Additionally, our ability to harvest minerals could be negatively impacted by any prolonged change in weather patterns, including any effects from climate change, leading to changes in mountain snowfall fresh water run-off that significantly impact lake levels or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake.  A cooler evaporation season could also impact the harvest of minerals at the Great Salt Lake.  Similar factors can negatively impact the concentration of sulfates at the Big Quill Lake, thereby impacting the production at our Big Quill facility.

Agricultural economics, customer expectations about future potash market prices and availability and customer application rates can have a significant effect on the demand for our specialty fertilizer product, which can affect our sales volumes and prices.
When customers anticipate increased SOP selling prices or improving agricultural economics, they may to accumulate inventories in advance, which may result in a delay in the realization of price increases for our products.  In addition, customers may delay their purchases when they anticipate future SOP selling prices may remain constant or decline, or when they anticipate declining agricultural economics, which may adversely affect our sales volumes and selling prices.  Customer expectations about the availability of SOP can have similar effects on sales volumes and prices.
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

Our production processes rely on the consumption of natural gas and electricity.  Additionally, KCl is a raw material feedstock, used to produce some of our deicing products and sell for water conditioning applications and we use purchased salt to supplement our salt production.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 10% of our total production costs in 2011. Natural gas is a primary fuel source used in the evaporated salt-production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures forward swap contracts. We have not entered into any contracts beyond three years for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. In

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
We use KCl as a raw material feedstock in our SOP production process at our Big Quill facility and it also may be used to supplement our solar harvest at our Great Salt Lake facility. We also use KCl as an additive to some of our consumer deicing products and to sell for water conditioning applications.  KCl for our Big Quill Resources facility is purchased at prices that have been substantially below market pricing under a long-term supply agreement.  All other KCl purchases have been purchased under contracts where the pricing is typically determined by a formula which has been favorable to market prices until 2010.  In 2010, we suspended purchases of, and currently do not have plans to purchase, KCl used to supplement our SOP production from solar ponds.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices than those experienced prior to 2010.  Large positive or negative price fluctuations can occur without a corresponding change in sales price to our customers.  This could change the profitability of these products, which could materially affect our results of operations and cash flows.  This could reduce the amount of blended deicing and water conditioning products we produce, which could adversely affect our results of operations and cash flows.
We purchase finished product from suppliers under contracts at four facilities.  In late 2013, one of those contracts will expire.  There can be no assurances that we can successfully negotiate an arrangement to replace the annual production of those products at the same or similar cost.  If we are unsuccessful in negotiating such an arrangement, it could negatively impact our operating earnings and our cash flows would be negatively impacted.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Transportation and handling costs are a significant component of the total delivered cost of sales for our products, particularly salt due to its relatively low production cost. The high relative cost of transportation tends to favor producers located near the customer. We contract bulk shipping vessels, barges and trucking and rail services to move salt from our production facilities to distribution outlets and customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months or more prior to producing and delivering the salt for delivery to our customers.  A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates could impair our ability to deliver our products economically to our customers and impair our ability to expand our markets.

Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of or demand for our products.
We encounter competition in all areas of our business. Some of our competitors are privately-held companies and therefore information about these companies may be difficult to obtain, which may hinder us competitively.  Competition in our product lines is based on a number of considerations, including product quality and performance, transportation costs (especially in salt distribution), brand reputation, price, and quality of customer service and support. Many of our customers attempt to reduce the number of vendors from which they purchase in order to increase their efficiency.  Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust the prices of some of our products to stay competitive. Additionally, a significant portion of our specialty fertilizer business is dependent upon international sales, which accounted for approximately 30% of SOP sales volumes in 2011.  We face intense global competition from other SOP and potash producers, and new competitors may enter the markets in which we sell at any time.  We may face more international competition in periods in which the foreign currency exchange rates versus the dollar are favorable for our competitors. Changes in potash competitors’ production or marketing focus could have a material impact on our business.  Some of our competitors may have greater financial and other resources than we do.
MOP is the least expensive form of potash fertilizer based on the concentration of potassium oxide and, consequently, it is the most widely used potassium source for most crops.  SOP is utilized by growers for many high-value crops, especially crops for which low-chloride content fertilizers and/or the presence of the sulfur micro-nutrient improves quality and yield.  Economic conditions for agricultural products can affect the type and amount of crops grown as well as the type of fertilizer product used.  Potash is a commodity, and consequently, it is a highly competitive industry affected by global supply and demand.  When the demand and price of potash are high, competitors are more likely to increase their production.  Competitors may also expand their future production capacity of potash or new facilities may also be built by new market participants, both of which could impact available supplies.  An over-supply of either type of potash product domestically or world-wide could unfavorably impact the sales prices we can charge for our specialty potash fertilizer, as a large price disparity between potash products could cause growers to choose a less-expensive alternative.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
The information we obtain about an acquisition target may be limited and there can be no assurance that an acquisition will perform as expected or positively impact our financial performance.  Additionally, we may not be able to successfully integrate the acquired businesses.  Any potential acquisition involves risk, including the ability to effectively integrate the acquired technologies, operations and personnel into the business, the diversion of capital and management’s attention from other areas of the business, and the impact of debt obligations resulting from the acquisition.

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
Labor costs, including benefits, represented approximately 30% of our total production costs in 2011.  As of December 31, 2011, we had 1,761 employees, of which 871 are employed in the U.S., 711 in Canada and 179 in the U.K. Approximately 30% of our U.S. workforce and 50% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, three will expire in 2012, four will expire in 2013 and two will expire in 2014. Although the terms of a new collective bargaining agreement have not been reached with the union at Cote Blanche, we continue to operate the mine at normal levels.  The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana mine.  This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a new contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010 and ended on June 15, 2010.  On August 11, 2011, an Administrative Law Judge issued a decision recommending unfair labor practice findings against the Company in connection with the labor dispute.  The Company strongly disagrees with the recommendation and exceptions have been filed with the National Labor Relations Board.  The Company would be responsible for back pay to the affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010, as well as to certain affected employees who allegedly were not properly reinstated following the end of the strike if the findings are ultimately upheld.  Any requirement for the Company to pay for wages would be offset by the employees’ wages earned at other places of employment during this period, if any.
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
We are subject to numerous business, environmental and health and safety laws and regulations in the countries in which we do business.  They include laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to soil, air and water with which we must comply to effectively operate our business.  Environmental laws and regulations with which we currently comply may become more stringent and require material expenditures for continued compliance.  Environmental remediation laws such as CERCLA, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” or “PRPs”) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, in the future we may incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.
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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions.
At present, we are not aware of any sites for which we expect to receive a notice from the EPA of potential CERCLA liability that would have a material effect on our financial condition or results of operations. However, based on past operations, we may receive such notices in the future for sites of which we are currently unaware. We currently do not expect our known environmental liabilities and site conditions, individually or in the aggregate, to have a material adverse impact on our financial position. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.
We have also developed alternative mine uses. For example, we sold an excavated portion of our salt mine in the U.K. to a subsidiary of Veolia, a business with operations in the waste management industry.  That business is permitted by the jurisdictional environmental agency to securely dispose of certain stable types of hazardous waste in the area of the salt mine owned by them for which they pay us fees. We believe that the mine is stable and provides a secure disposal location separate from our mining and records management operations. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account during our planning process, and Veolia is required by U.K. statute to maintain adequate security for any potential closure obligation, it is possible that material expenditures could be required in the future to further reduce this risk or to remediate any future contamination.
Continued government and public emphasis on environmental issues, including climate change, can be expected to result in increased future investments for environmental controls at ongoing operations, which would be charged against income from future operations. The U.S. has announced that reporting requirements for the regulation of greenhouse gas emissions and federal climate change legislation is possible in the future in the U.S. while Canada has already committed to reducing greenhouse gas emissions.  Future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations. For more information, see Item 1, “Business – Environmental, Health and Safety Matters.”

Our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities.
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K.  This product line represented approximately 48% of our annual sales in 2011.  We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents.  Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.
In 2010, the U.S. government enacted comprehensive health care reform legislation.  The legislation’s provisions include, among other things, guaranteed coverage for employees that meet minimum requirements, and impact the types of coverage and the level of benefits provided.  The legislation began to be phased-in in 2010 and that process is scheduled to continue over the next several years.  Due to the complexity of the legislation, it is difficult to ascertain the impact on the Company however, we may incur additional material costs and the law may require changes in the way we conduct our business.

The Canadian government’s past proposal to regulate the use of road salt, if revived or further developed, could have a material adverse effect on our business, including reduced sales and the incurrence of substantial costs and expenditures.
In 2001, through the Priority Substance List Program, the Canadian government released an Assessment Report for road salts that found the use of road salts may cause adverse effects to the environment. This allowed the Minister of Environment to potentially regulate road salts under the Canadian Environmental Protection Act. In lieu of any regulatory action, in 2004, Environment Canada published a Code of Practice to serve as voluntary guidelines for users of road salts. The Code of Practice requires large users of road salts across Canada to develop salt management plans. On a provincial level, in its 2006–2007 Annual Report, the Environmental Commissioner of Ontario recommended, along with other items, the development of a comprehensive, mandatory, province-wide road salts management strategy. To date, the national Code of Practice and the provincial management strategy have been effective in eliminating or minimizing the potential adverse effects of road salts to the environment. We do not believe that these regulatory activities have had or will have a material direct effect on us, but further development of salt management plans and road salts management strategies could lead to changes in the application or amount of road salts used in Canada, particularly in Ontario. We are not aware of any similar regulatory considerations governing road salts in either the U.S. or the U.K.; we cannot guarantee that such considerations will not arise.

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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

competitors from using similar brand names.  We also rely on trade secret protection to guard confidential unpatented technology and when appropriate, we require that employees and third-party consultants or advisors enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure.  It is possible that our competitors could independently develop the same or similar technology or otherwise obtain access to our unpatented technology.  If we are unable to maintain the proprietary nature of our technologies, we may lose any competitive advantage provided by our intellectual property. As a result, our results of operations may be adversely affected.  Additionally, third parties may claim that our products infringe their patents or other proprietary rights and seek corresponding damages or injunctive relief.

Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and have a negative impact on earnings.
Since we produce and sell our products primarily in the U.S., Canada and the U.K., our business is subject to risks associated with doing business internationally. Our sales outside the U.S., as a percentage of our total sales, were 32% for the year ended December 31, 2011. Accordingly, our future results could be adversely affected by a variety of factors, including:

•	changes in currency exchange rates;

•	exchange controls;

•	tariffs, other trade protection measures and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	changes in regulatory requirements.

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
As of December 31, 2011, Compass Minerals had $482.7 million of outstanding indebtedness, including $98.0 million of senior notes (“8% Senior Notes”) and approximately $384.7 million of borrowings under three senior secured term loan tranches.  Our indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	it may materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to CMI for payment on our 8% Senior Notes or to pay dividends on our capital stock. Accordingly, CMI’s ability to make payments on our 8% Senior Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries to CMI, and our compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders and the amount of our stock we can repurchase.  We cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

An increase in interest rates would have an adverse effect on our interest expense under our senior secured credit facilities.  Additionally, the restrictive covenants in the agreements governing our indebtedness may limit our ability to pursue our business strategies or may require accelerated payments on our debt.
We pay variable interest on our senior secured credit facilities based on LIBOR or the alternate base rate.  Significant increases in interest rates will adversely affect our cost of debt.
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
The Company, our customers and suppliers depend on the availability of credit to operate.  The economic downturn over the last several years resulted in a tightening of the credit markets and reduced the availability of credit to borrowers worldwide.  Economic conditions could adversely affect the cash flows of our customers (including state, provincial and other local governmental entities) and the availability of credit for all parties, including the Company.  Our customers may not be able to purchase our products or there may be delays in payment or nonpayment for delivered products, which would negatively impact our revenues, cash flows and profitability.
Our banks may become insolvent, which would jeopardize cash deposits in excess of the federally insured amounts as well as limit our access to credit.  In addition, we are subject to the risk that the counterparties to our natural gas swap agreements may not be able to fulfill their obligations, which could adversely impact our consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Our tax liabilities are based on existing tax laws in our relevant tax jurisdictions and include estimates.  Changes in tax laws or estimates could adversely impact our future profitability, cash flow and liquidity.
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
Canadian tax authorities have issued tax reassessments for years 2002-2006 which are under audit, totaling approximately $56.8 million, including interest through December 2011, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority agreed that the Company would post collateral in the form of a $26 million performance bond and make cash payments of approximately $30.8 million.  Of these cash payments, the Company has paid $16.6 million and it has agreed to pay an additional $3.3 million in 2012 with the remaining balance to be paid after 2012.  Subsequent to December 31, 2011, the Company entered into an additional collateral agreement with the same Canadian tax authority under which the Company agreed to post an additional $7.5 million bond as collateral.  This bond will be periodically reduced as the aforementioned cash payments are made and the Company’s remaining outstanding balance is reduced below $7.5 million.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by values charged on the transfer of our products between them.  We calculate values charged on transfer based on guidelines established by a multi-national organization which publishes accepted tax guidelines recognized in the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary profits and cash flows are recorded, including estimates involving income taxes.  Some of our calculations have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations and estimates are proper and consistent with the accepted guidelines the values constitute estimates for which there can be no guarantee that the final resolution with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statement estimates.  Additionally, the timing for settling these challenges may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access in all jurisdictions to consolidated cash on hand or future cash flows from operations which may impact our financial condition and liquidity.

Increases in costs of our defined benefit plan may reduce our profitability and cash flows.
The Company has a defined benefit pension plan for certain of its U.K. employees. This plan was closed to new participants in 1992 and future benefits ceased to accrue for the remaining active employee participants in the plan beginning in December 2008.  We may experience significant increases in costs as a result of economic factors, which are beyond our control.  In 2011, the Company offered all non-retired members of the U.K. Pension (the “Plan”) the opportunity to transfer their accrued benefits out of the Plan in return for an enhancement to their transfer value.  In addition, the Company amended the Plan to allow retired members an additional option in the calculation of their annual benefit payments in the defined benefit plan.   Changes in assumptions used to calculate pension expense, the funded or underfunded balance in the plan, and any future buyouts or amendments to the plan may have an unfavorable impact on our costs and increase future funding contributions.

Risks Related to Our Common Stock

Our common stock price may be volatile.
Our common stock price may fluctuate in response to a number of events, including, but not limited to:

•	our quarterly and annual operating results;

•	weather conditions that impact our highway and consumer deicing product sales or SOP production levels and product sales;

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

•	future announcements concerning our business;

•	changes in financial estimates and recommendations by securities analysts;

•	changes and developments affecting internal controls over financial reporting;

•	actions of competitors;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in government and environmental regulation;

•	changes and developments affecting the salt or potash fertilizer industries;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

We may be restricted from paying cash dividends on our common stock in the future.
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit regular annual dividends to $80 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.50x (actual ratio of 1.7x as of December 31, 2011) or if a default or event of default has occurred and is continuing under the facilities. The terms of our indenture may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indenture and we are restricted from paying any cash dividend in excess of $60 million on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock). We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

Shares eligible for future sale may adversely affect our common stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, as of December 31, 2011, of which 33,023,204 shares of common stock were outstanding and 720,546 shares were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units and vesting of restricted stock units.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

Our equity incentive and stockholders’ rights plans could have a dilutive effect on our common stock.
Our directors have received deferred stock units, and officers and certain managers have received restricted stock units, performance stock units and options to purchase our common stock as part of their compensation.  These equity grants could have a dilutive effect on our common stock.  Upon the occurrence of certain triggering events associated with a potential change of control described in the Company’s rights agreement, holders of rights (excluding the acquiring person) would be entitled to purchase 1/1000th of a share of our preferred stock for each share of common stock, or to purchase common stock at a discount in certain cases.   These rights could dilute the value of common stock to common stockholders who do not exercise those rights.

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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, The Mosaic Company, a former owner of the Company, has agreed to indemnify us against certain legal matters.
We are aware of an aboriginal land claim filed in 2003 by the Chippewas in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land under which our Goderich mine operates and has mining rights granted to it by the government of Ontario. We are not a party to this court action. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. We have been informed by the Ministry of the Attorney General of Ontario that, “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.” We do not believe that this action will result in a material adverse financial effect on the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2011.

Name	Age	Position
Angelo C. Brisimitzakis	53	President, Chief Executive Officer and Director

Ronald Bryan	59	Vice President and General Manager, Specialty Fertilizer

Gerald Bucan	48	Vice President and General Manager, Consumer and Industrial

Keith E. Clark	56	Vice President and General Manager, North American Highway

David J. Goadby	57	Vice President of Strategic Development

Rodney L. Underdown	45	Vice President, Chief Financial Officer, Secretary and Vice President of Compass Minerals UK

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

Ronald Bryan served as Vice President and General Manager of Salt Union Ltd., our U.K. subsidiary, from October of 2006 to July 2011 and Vice President and General Manager of CMP’s sulfate of potash business unit from January 2005 through December 2011.  Mr. Bryan assumed the position of Vice President, Strategic Projects in January 2012.  Mr. Bryan joined CMP in June 2003 as Vice President — Sales and Marketing, Highway Deicing. Prior to his career at CMP, Mr. Bryan was employed by Borden Chemical and Plastics, where he most recently served as Senior Vice President — Commercial.

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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Rodney L. Underdown was appointed Chief Financial Officer of CMP in December 2002, and has served as a Vice President of CMP since May 2002. In July 2011, Mr. Underdown was also appointed to Vice President – Compass Minerals U.K. division. Mr. Underdown served as the Chief Financial Officer of CMG since February 2002 and Vice President, Finance of CMG since November 2001. Mr. Underdown has served as CMP’s Secretary since August 2005 and served as Treasurer from May 2006 to July 2011.  Prior to that, Mr. Underdown was a Vice President of Finance for the Salt Division of CMG’s former parent company from June 1998.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2011 and 2010:

	First	Second	Third	Fourth
2011
Low	$85.35	$82.49	$66.78	$64.80
High	96.29	97.61	88.28	80.50
2010
Low	$63.04	$70.28	$70.68	$74.64
High	82.35	80.22	79.49	89.66

HOLDERS

On February 16, 2012, the number of holders of record of our common stock was 46.

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
The Company paid quarterly dividends totaling $1.80 and $1.56 per share in 2011 and 2010, respectively. On February 10, 2012, our board of directors declared a quarterly cash dividend of $0.495 per share on our outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2011 of $0.45 per share. The dividend will be paid on March 15, 2012 to stockholders of record as of the close of business on March 1, 2012.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2011		2010		2009		2008		2007

Statement of Operations Data:
Sales	$1,105.7		$1,068.9		$963.1		$1,167.7		$857.3
Shipping and handling cost	293.8		268.6		249.3		341.1		252.9
Product cost (1)	437.4		433.4		316.0		429.0		352.4
Depreciation, depletion and amortization	64.7		52.0		43.7		41.4		40.0
Selling, general and administrative expenses	94.5		88.4		83.9		82.0		67.7
Operating earnings (2)	215.3		226.5		270.2		274.2		144.3
Interest expense	21.0		22.7		25.8		41.6		54.6
Net earnings from continuing operations (2)	149.0		150.6		163.9		159.5		80.0
Net earnings available for common stock (2)	146.7		147.9		160.5		156.1		78.6
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	32,906		32,747		32,574		32,407		32,248
Diluted	32,934		32,763		32,596		32,477		32,369
Net earnings from continuing operations per share:
Basic	$4.46		$4.52		$4.93		$4.82		$2.44
Diluted	4.45		4.51		4.92		4.81		2.43
Cash dividends declared per share	1.80		1.56		1.42		1.34		1.28
Balance Sheet Data (at year end):
Total cash and cash equivalents	$130.3		$91.1		$13.5		$34.6		$12.1
Total assets	1,205.5		1,114.3		1,003.8		822.6		820.0
Total debt	482.7		486.7		490.7		495.7		606.8
Other Financial Data:
Ratio of earnings to fixed charges (3)	8.86	x	8.21	x	9.08	x	5.88	x	2.32	x

(1)	“Product cost” is presented exclusive of depreciation, depletion and amortization.
(2)	In 2011, the Company’s operating earnings and net earnings were impacted by the effects of a tornado in Goderich, Ontario that occurred in August.
(3)
For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense excluding amounts allocated to discontinued operations, including the amortization of deferred debt issuance costs and the interest component of our operating rents.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2011, we operated 12 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario Canada and the largest rock salt mine in the U.K. in Winsford, Cheshire.  In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, U.K., which provide services to businesses throughout the U.K.  Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America.   Our salt business sells sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, and agricultural and industrial applications.  In addition, we are North America’s leading producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf.
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
The severity of the winter seasons has varied considerably over the last three years.  In the markets we serve, the winter weather was milder than average winter weather throughout 2009, followed by milder than average winter weather in our North American markets in the first quarter of 2010, while winter weather in the fourth quarter of 2010 was near average.  In 2011, winter weather was near average in the first quarter and was significantly milder than average in the fourth quarter.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, but it also impacts our inventory levels, which influence production volume, the resulting cost per ton, and ultimately our profit margins.
Our SOP facility in Ogden, Utah, the largest in North America and one of only three SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two to three-year production cycle.  Because our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP available to convert to finished product.  During the summer of 2011, localized rains and cooler weather, especially early in the summer, slowed the summer solar evaporation process at this operation, when compared to more-typical weather, reducing the amount of precipitated minerals over the solar season, which are the raw materials utilized to produce SOP.  The reduced minerals deposited will likely reduce SOP finished goods production volumes, primarily in 2012, and increase per-unit production costs accordingly.   We expect to source some mineral feedstock for SOP production in 2012. We acquired Big Quill Resources, Inc., Canada’s leading SOP producer, in January 2011 which has added approximately 40,000 tons to our annual SOP capacity.  The acquisition has broadened and strengthened our specialty fertilizer segment by adding unique production capabilities and higher-value applications.
Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality are generally lower when MOP is used as a potassium nutrient, rather than SOP. Throughout much of 2008, the demand for potassium nutrients for crops exceeded the available supply, which contributed to a substantial increase in the market price for potash, including SOP.  Demand for these products waned in the fourth quarter of 2008 and remained suppressed through 2009, as the broader agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices. In 2010, we experienced a rebound in potash demand which continued through 2011.  Potassium chloride (“KCl” or “MOP”) market pricing declined throughout 2009 from prices experienced at the end of 2008.  Market prices for potash stabilized during 2010 and have increased in 2011 to levels which are well above historical levels though below the historic-high prices seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above MOP market pricing, and the resulting average price of our SOP has fluctuated dramatically in recent years.  We expect SOP pricing to retain a premium to MOP although as MOP pricing increases, the size of the premium tends to decrease.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

In August 2011, a tornado struck our Goderich salt mine and salt mechanical evaporation plant.  As a result, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities. We resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September and resumed limited activities at the evaporation plant in late September.  We have recorded approximately $4.8 million for the impairment of our property, plant and equipment at the facilities. However, we may need to record additional impairment charges as more information becomes available.  In addition, we have incurred clean-up and restoration costs related to the tornado. We expect to be fully reimbursed by our insurers for the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred.  In 2011, the $14.5 million of asset impairment charges and clean-up costs incurred were offset by $14.5 million of expected insurance recoveries we recognized in the consolidated statements of operations. We incurred approximately $17 million of capital expenditures during 2011 to replace damaged or destroyed property, plant and equipment from the tornado and estimate we will spend another approximately $40 million during 2012 to complete the replacement of all property, plant and equipment impacted by the tornado. Capital expenditures to replace damaged property, plant and equipment will result in an increase in depreciation expense in future years.  We also expect to have a substantial business interruption claim to offset the lost profits and to offset certain additional expenses incurred related to the ongoing operations. In 2011, we have identified approximately $16 million of losses that we believe qualify as recoverable business interruption losses. However, we may not have been able to estimate the full amount of losses incurred during 2011.The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  We expect to incur significant costs and other losses associated with the tornado (which we intend to seek recovery from a business interruption insurance claim) over at least the first quarter of 2012.  These costs and losses are largely related to higher per-unit costs to produce inventory and to purchase finished goods inventories and are expected to be concentrated in the 2011-2012 winter quarters when the inventories are likely sold to serve contracted business.  We also experienced other incremental losses and costs due to the tornado related to our ongoing business.  We believe the impact from lost sales, lost production and additional expenses we will incur will be substantially covered by our insurance policies.  Any business interruption insurance recoveries will be recognized in “product cost” in the consolidated statements of operations when the insurance claim has been settled.
We contract bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs led to an increase in our per ton shipping and handling costs over the last several years.  Increasing oil-based fuel costs beginning in late 2009 and continuing through 2011 contributed to higher per ton shipping and handling costs in 2010 and 2011 when compared to the prior periods. Future period shipping and handling per-unit costs will continue to be influenced by oil-based fuel costs.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, a deicing and water conditioning agent and feedstock that can be used to make a portion of our sulfate of potash fertilizer product, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Miners at our Cote Blanche mine took part in a strike in the second quarter of 2010 relating to shift scheduling and wages. We had lower salt production in 2010 at both our Cote Blanche and Goderich mines and certain consumer and industrial salt plants. These 2010 events resulted in significantly higher per-unit salt production costs, especially for mined rock salt, when compared to our historical costs, a portion of which remained in inventory at the end of 2010.  This inventory was sold during the first quarter of 2011 as part of the Company’s normal seasonal inventory changes, which resulted in higher per-unit costs in the first quarter of 2011.  However, this trend began to reverse in the second quarter of 2011 as the sale of 2011 production, at more-historically typical per-unit costs, were lower than the prior year elevated unit cost levels.  (See discussion above for expected trends in costs for the upcoming winter due to the effects of the Goderich tornado.) Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  In 2010, we suspended purchases of, and currently do not have plans to purchase, KCl used to supplement our SOP production from solar ponds.  We continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which has increased input costs, although the impact on the Company’s gross margin is not expected to be significant.  The Company’s SOP production in Canada purchases KCl under a very long-term supply agreement.  One of the production methods uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.
We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” adjusting for an average winter weather season and by improving our financing cost structure.  We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.  We refinanced approximately $90 million of our 12% Senior Subordinated Discount Notes with senior notes (“8% Senior Notes”) in 2009 to strengthen our financial condition.  In October 2010, we amended the terms of our credit agreement and entered into a new revolving credit facility which enhances our financial flexibility.  As part of the amendment, we extended the maturity of approximately $234 million of our term loan under that credit agreement to 2016.  The remaining $154 million outstanding at December 31,

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

2011 on the Term Loan and Incremental Term Loan will mature in December 2012.  The new revolving credit facility matures in October 2015.  Over the last several years, we have completed two phases of expansion projects at our Goderich rock salt mine increasing that mine’s annual capacity to 9.0 million tons, with full availability based upon our assessment of market need.  Also, in 2007, we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase included some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity of our SOP plant. These improvements are expected to result in increased solar-pond-based SOP production capacity to approximately 350,000 tons annually during 2012.  Additionally in 2010, we began a multi-year plan to use patent-pending technology to increase the yield of our SOP solar pond harvest by sealing the walls of our existing solar ponds to significantly reduce brine migration through these walls.  This technology is expected to increase the efficiency and capacity of our solar ponds incrementally each year beginning in 2012.  When complete and in tandem with future plant processing expansions, the project should add approximately 220,000 tons, or 60 percent, to our solar pond-based SOP production capacity, bringing expected total solar pond-based annual SOP capacity to approximately 570,000 tons.

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from our salt and specialty fertilizer segments for the years ended December 31, 2011, 2010 and 2009.  The results of operations of the consolidated records management business, including sales of $10.8 million for 2011, $11.1 million for 2010, and $10.5 million for 2009, are not material to our consolidated financial results and are not included in the following table.  The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and the Notes thereto included in this annual report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009
Salt Sales (in millions)
Salt sales	$885.3	$870.3	$825.8
Less: salt shipping and handling	268.5	244.2	239.6
Salt product sales	$616.8	$626.1	$586.2

Salt Sales Volumes (thousands of tons)
Highway deicing	10,235	10,008	9,608
Consumer and industrial	2,285	2,357	2,463
Total tons sold	12,520	12,365	12,071

Average Salt Sales Price (per ton)
Highway deicing	$52.30	$51.51	$46.64
Consumer and industrial	153.12	150.52	153.33
Combined	70.71	70.38	68.41

Specialty fertilizer ("SOP") sales (in millions)
SOP sales	$209.6	$187.5	$126.8
Less: SOP shipping and handling	25.3	24.4	9.7
SOP product sales	$184.3	$163.1	$117.1

SOP Sales Volumes (thousands of tons)	344	362	153
SOP Average Price (per ton)	$610	$518	$828

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Sales
Sales for the year ended December 31, 2011 of $1,105.7 million increased $36.8 million, or 3% compared to $1,068.9 million for the year ended December 31, 2010.  Sales primarily include revenues from the sale of our products, or “product sales,” the impact on pricing of shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers and revenues from our records management business.  Shipping and handling costs for salt and specialty fertilizer products were $293.8 million during the year ended December 31, 2011, an increase of $25.2 million, or 9% compared to $268.6 million for the year ended December 31, 2010. The shipping and handling costs increase primarily reflect higher per-unit oil-based fuel costs and higher salt sales volumes for 2011 when compared to 2010.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Product sales for salt and specialty fertilizer for the year ended December 31, 2011 of $801.1 million increased $11.9 million, or 2% compared to $789.2 million for 2010.  Salt product sales for the year ended December 31, 2011 of $616.8 million decreased $9.3 million, or 1% compared to $626.1 million in 2010 while specialty fertilizer product sales of $184.3 million increased $21.2 million, or 13% compared to $163.1 million in 2010.
The decrease in salt product sales of $9.3 million was due primarily to lower net sales prices, which were influenced principally by the impacts of customer mix and contributed approximately $12 million to the product sales decline.  Salt sales volumes in 2011 increased by 155,000 tons or 1% from 2010 levels, which included an increase to highway deicing products sales volumes of 227,000 tons due to higher sales of rock salt used in chemical applications. However, consumer and industrial salt sales volumes decreased 72,000 tons principally due to lower sales volumes to industrial customers and lower sales of potassium-based water care products.  These volume changes combined to decrease salt product sales approximately $8 million.  In the first quarter of 2011, we estimated the impact on our salt sales due to winter weather to be near average.  While the frequency of winter weather events in the first quarter of 2011 was higher than long-term averages, Company inventory constraints limited our ability to capitalize on above-average weather in some regions.  However, in the first quarter of 2010 we estimated the impact on salt product sales due to winter weather to have been lower from what would have been reported had winter weather been average.  In contrast, during the fourth quarter of 2011, our primary deicing service regions experienced significantly milder than average winter weather which negatively impacted salt product sales when compared to average winter weather and when compared to the fourth quarter of 2010. The decline in consumer and industrial volumes were principally due to lower deicing sales in these product lines.  The weakening of the U.S. dollar in 2011 when compared to the prior year exchange rate for the Canadian dollar and the British pound, favorably impacted product sales by approximately $10 million.
The increase in specialty fertilizer product sales of $21.2 million was due primarily to higher market prices in 2011 when compared to 2010 and the acquisition of Big Quill Resources in January 2011.  Our average market price in 2011 was $610 per ton compared to $518 per ton in 2010 consistent with price improvements in the broader potash industry.  This increase was partially offset by declines in sales volumes in 2011 when compared to 2010.

Gross Profit
Gross profit for the year ended December 31, 2011 of $309.8 million decreased $5.1 million, or 2% compared to $314.9 million for 2010.  As a percent of sales, gross margin decreased 1% from 29% in 2010 to 28% in 2011.  The gross margin for the salt segment contributed approximately $20 million to the decline in gross profit. Salt gross profit was favorably impacted by highway and consumer deicing volumes and was offset due to higher per-unit salt costs in 2011 as a result of higher per-unit production costs in 2010, a portion of which remained in inventory at the end of 2010.  These higher-cost inventories were essentially all sold in the first quarter of 2011, which unfavorably impacted gross profit when compared to the prior year period.  In addition, average per-unit salt product costs following the second quarter of 2011 have been higher than the elevated costs in the same periods in the prior year due to the effects of a tornado which struck our salt mine and salt mechanical evaporation plant, both located in Goderich, Ontario on August 21, 2011. As a result of the tornado, we recorded $14.5 million of asset impairment charges and clean-up and restoration costs which were offset by $14.5 million of expected insurance recoveries. In addition, we have identified approximately $16 million of losses that we believe qualify as recoverable business interruption losses in 2011.  Any insurance recoveries related to business interruption will be recognized in “product cost” in the consolidated statements of operations when the insurance claim has been settled.  Specialty fertilizer segment gross profit increased by approximately $18 million due to higher average market prices partially offset by lower sales volumes, net of the impact of the acquisition of Big Quill Resources in January 2011.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2011 of $94.5 million increased $6.1 million or 7% compared to $88.4 million in 2010, and increased from 8.3% to 8.5% as a percentage of sales. The increase in expense is primarily due to higher professional services costs and higher compensation expenses in the 2011 when compared to the same period in 2010.

Interest Expense
Interest expense for the year ended December 31, 2011 of $21.0 million decreased $1.7 million compared to $22.7 million for 2010.  This decrease is primarily due to lower market interest rates on our floating-rate debt.

Other, Net
Other, net was income of $3.0 million for the year ended December 31, 2011 and was an expense of $8.6 million for the year ended December 31, 2010.  Net foreign exchange gains were $2.3 million in 2011 when compared to losses of $6.4 million in 2010.   In 2010, other expense, net includes approximately $2.4 million of fees paid to amend and extend our credit agreement.

Income Tax Expense
Income tax expense for the year ended December 31, 2011 of $48.3 million increased $3.7 million compared to $44.6 million in 2010.  The 2011 income tax expense increase was due, in part, to higher pre-tax income in 2011 when compared to 2010. In the fourth quarter of 2010, we reached an agreement with taxing authorities to resolve some uncertain tax positions.  The 2010 tax provision includes an income tax benefit of $5.9 million related to a release of these tax reserves, which also lowered our income tax expense in 2010.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal benefit), foreign income, mining and withholding taxes (net of U.S. deductions) and interest expense recognition differences for tax and financial reporting purposes.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
The increase in salt product sales of $39.9 million was due primarily to higher combined pricing for our salt products, which contributed approximately $38 million to product sales.  In addition, the weakening of the U.S. dollar in 2010 when compared to the prior year exchange rate for the Canadian dollar, favorably impacted product sales by approximately $13 million.  These increases were partially offset by the impact of sales volumes, including unfavorable product mix shifts, of approximately $12 million.  Salt sales volumes in 2010 increased by 294,000 tons from 2009 levels, which included an increase to highway deicing products sales volumes of 400,000 tons and a decrease to consumer and industrial sales volumes of 106,000 tons. Highway deicing sales volumes were principally impacted by the effects of winter weather.  In the first quarter of 2010, winter weather was milder than average in several of our important North American regions, especially in our Canadian regions around the Great Lakes, but returned to almost average winter weather conditions in the fourth quarter of 2010.  However, our fourth quarter 2010 salt sales volumes were negatively impacted by lower pre-season early-fill contract awards and higher customer carryover inventories of highway and consumer and industrial deicing products in North America.  Offsetting these declines were increases in early restocking activities by customers in the U.K. following the severe 2009-2010 winter season and robust early U.K. 2010-2011 winter season sales.  In comparison, winter weather throughout 2009 was milder than average in our North American regions, which negatively influenced consumer and industrial sales volumes, where our presence is entirely in North America.  As a result, the entire consumer and industrial product sales volume decline was related to packaged consumer and industrial deicing products, partially offset by modestly higher non-weather dependent product sales.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2010 of $88.4 million increased $4.5 million or 5% compared to $83.9 million in 2009, and decreased from 8.7 to 8.3% as a percentage of sales. The increase in expense is primarily due to investments in personnel to support ongoing growth and productivity initiatives in 2010 when compared to 2009 and higher professional services costs, including costs associated with the acquisition of Big Quill Resources, Inc., which was completed in January 2011.

Interest Expense
Interest expense for the year ended December 31, 2010 of $22.7 million decreased $3.1 million compared to $25.8 million for 2009.  This decrease is primarily due to lower market interest rates on our unhedged floating-rate debt and the refinancing of approximately $90 million of the Company’s 12% Senior Subordinated Discount Notes with 8% Senior Notes in June 2009.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Other, Net
Other, net was an expense of $8.6 million for the year ended December 31, 2010 and increased $1.3 million from $7.3 million for the year ended December 31, 2009.  Net foreign exchange losses were $6.4 million in 2010 when compared to losses of $3.2 million in 2009.  In 2010, other expense, net includes approximately $2.4 million of fees paid to amend and extend our credit agreement.  In 2009, other expense, net includes a $5.0 million charge related to the refinancing of the 12% Senior Subordinated Discount Notes, including tender and other fees of $4.1 million and the write-off of deferred financing fees of $0.9 million.

Income Tax Expense
Income tax expense for the year ended December 31, 2010 of $44.6 million decreased $28.6 million compared to $73.2 million in 2009.  The 2010 income tax expense decreased primarily due to lower pre-tax income in 2010 when compared to 2009. In the fourth quarter of 2010, we reached an agreement with taxing authorities to resolve uncertain tax positions.  The 2010 tax provision includes an income tax benefit of $5.9 million related to a release of these tax reserves, which also lowered our effective tax rate in 2010 when compared to 2009.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal benefit), foreign income, mining and withholding taxes (net of U.S. deductions), changes in the expected utilization of previously reserved net operating loss carryforwards and interest expense recognition differences for tax and financial reporting purposes.

Liquidity and Capital Resources

Overview
Over the last several years, the Company has undergone significant changes in order to strengthen its operational and financial position.  We completed an expansion program at the Goderich mine, which increased our annual available salt production capacity at the mine to 9.0 million tons, which we expect to be available to be produced as demand warrants.  In 2007 we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and improvements to and expansion of our solar evaporation ponds.  The initial phase included some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity of our SOP plant. These improvements are expected to result in increased solar-pond-based SOP production capacity to approximately 350,000 tons annually during 2012.  Additionally, in 2010 we began a multi-year plan to use patent-pending technology to increase the yield of our SOP harvest by sealing the walls of our existing ponds to significantly reduce brine migration through these walls.  This technology is expected to increase the efficiency and capacity of our solar ponds incrementally each year beginning in 2012.  When complete and in tandem with future plant processing expansions, the project should add 220,000 tons, or 60 percent, to our solar pond-based SOP production capacity at an expected total cost of approximately $160 million.  Management expects to fund these and other capital projects with cash generated from operations and future borrowings.
As discussed in Note 10 to the Consolidated Financial Statements, in 2005 we entered into a senior secured credit agreement providing for term loan (“Term Loan”) and revolving credit facility borrowings.  During 2007 we amended this agreement to provide additional borrowings under an incremental term loan (“Incremental Term Loan”).  Using this facility, we have been able to refinance higher-rate debt.  In 2009, we completed a refinancing of our then-outstanding 12% Senior Subordinated Discount Notes with 8% Senior Notes.  In October 2010, we amended the terms of our credit agreement and entered into a new $125 million revolving credit facility (“Revolving Credit Facility”).  As part of the amendment, the Company extended the maturity of approximately $234 million of its Term Loan and Incremental Term Loan (“Extended Term Loan”) under that credit agreement to 2016.  The new Revolving Credit Facility matures in October 2015. The remaining term loans outstanding of approximately $154 million at December 31, 2011 on the Term Loan and Incremental Term Loan will mature in December 2012.  We are currently reviewing our borrowing options.  We expect to obtain commercially reasonable market terms on any refinancing of these term loans. Alternatively, we expect to have cash on hand and available borrowing capacity under our Revolving Credit Facility to pay off the term loans maturing in December 2012.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in property, plant and equipment.  We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt.  We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by the values charged on the transfer of our products between them.  We calculate values charged on transfers based on guidelines established by the multi-national organization which publishes accepted tax guidelines recognized in all of the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary income taxes, profits and cash flows are realized.  Some of our calculated values have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations are proper and consistent with the accepted guidelines, we can make no assurance that the final resolution of these matters with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statements.  Additionally, the timing for settling these challenges may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access to consolidated cash on hand in all jurisdictions and future cash flows from operations.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Canadian tax authorities have issued tax reassessments for years 2002-2006 which are under audit, totaling approximately $56.8 million, including interest through December 2011, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority agreed that the Company would post collateral in the form of a $26 million performance bond and make cash payments of approximately $30.8 million.  Of these cash payments, the Company has paid $16.6 million and it has agreed to pay an additional $3.3 million in 2012 with the remaining balance to be paid after 2012.  Subsequent to December 31, 2011, the Company entered into an additional collateral agreement with the same Canadian tax authority under which the Company agreed to post an additional $7.5 million bond as collateral.  This bond will be periodically reduced as the aforementioned cash payments are made and the Company’s remaining outstanding balance is reduced below $7.5 million.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In August 2011, a tornado struck our salt mine and salt mechanical evaporation plant in Goderich, causing extensive damage to our property, plant and equipment; significant clean up costs; and interference with our operations.  Losses caused by the tornado have affected our 2011 consolidated financial statements and liquidity and will continue to impact our 2012 consolidated financial statements through at least the first quarter of 2012.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  In addition, we may not have been able to estimate the full amount of losses caused by the tornado.  In 2011, we recognized $14.5 million of asset impairment charges and clean-up and restoration costs in our consolidated statements of operations.  This was offset by $14.5 million recognized for expected insurance recoveries.  In addition, we estimate business interruption losses of approximately $16 million in 2011, and we had approximately $17 million of capital expenditures due to the tornado. Business interruption losses and capital expenditures to replace or repair assets reduce cash flows available for other operating needs of our business.  The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates. We have received insurance advances totaling $25.0 million as of December 31, 2011.  We currently anticipate approximately $25 million in business interruption losses in 2012 and additional capital expenditures of approximately $40 million, primarily in 2012, to complete the restoration of our assets.  Any insurance recoveries related to business interruption will be recognized in the consolidated statements of operations only when the claim has been settled. The ultimate collection and timing of these advances or recoveries could materially impact our short-term and long-term financial position and liquidity.
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

For the year ended December 31, 2011
Net cash flows provided by operating activities for the year ended December 31, 2011 were $252.3 million, an increase of $11.1 million compared to $241.2 million for year ended December 31, 2010. This increase reflects the seasonal impacts of more severe winter weather in December 2010 when compared to the mild winter weather experienced in December 2011 as well as year over year reduction in  both salt and SOP inventories during 2011 both of which combined to help increase cash flows from operations, despite essentially flat net income year over year.  Due to the seasonal nature of our deicing products, our working capital changes will vary with the severity and timing of the winter weather in our regions.
Net cash flows used by investing activities of $152.4 million for the year ended 2011 resulted from capital expenditures of $107.4 million and our acquisition of Big Quill Resources.  Our capital expenditures in 2011 include capital expenditures of approximately $17 million for the replacement of assets damaged or destroyed by the tornado, and activities to support the SOP evaporation plant expansion and yield improvement projects at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.  In addition, we invested $58.1 million for the acquisition of Big Quill Resources in January 2011. In 2011, we also received $25 million in insurance advances for the replacement of property, plant and equipment impaired related to the Goderich tornado.
Financing activities during 2011 used $55.7 million of cash flows, primarily to make $60.1 million of dividend payments which was partially offset by proceeds received from stock option exercises of $5.1 million.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
Net cash used in investing activities during 2009 totaled $98.9 million including $94.1 million of capital expenditures.  Our capital expenditures included $38.0 million for our Goderich mine expansion projects, to increase that mine’s annual production capacity and activities to support the SOP evaporation plant expansion projects at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements. In addition, the Company acquired the assets of a salt packaging and depot handling facility in Minnesota for $3.6 million in the second quarter of 2009.
Cash flows used in financing activities of $53.3 million during 2009 reflect payments of $8.6 million on our Revolving Credit Facility to reduce our outstanding debt and $47.2 million for dividends to stockholders.  We also paid $4.1 million in call premiums and tender and other fees related to the refinancing of our 12% Senior Subordinated Discount Notes with 8% Senior Notes.

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our Revolving Credit Facility.  We believe that our current banking syndicate is secure and believe we will have access to our entire Revolving Credit Facility.  We expect that ongoing requirements for debt service and committed or sustaining capital expenditures will primarily be funded from these sources.  During 2012, we also expect to receive advances for estimated losses and capital expenditures due to effects of the August 2011 tornado in Goderich.  The amount and timing of these advances are uncertain and there can be no assurance that we will receive any advances at all.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors – Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flows.”  In June of 2009, we issued senior notes with an aggregate face amount of $100 million due in 2019, which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%. With the proceeds of the 8% Senior Notes, the Company redeemed $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company paid approximately $4.1 million in call premiums and tender and other fees, and paid $2.4 million of fees that were capitalized as deferred financing costs.  As discussed in Note 10 to the Consolidated Financial Statements, at December 31, 2011, we had $482.7 million of outstanding indebtedness consisting of $98.0 million 8% Senior Notes ($100 million at maturity) due 2019 and $384.7 million of borrowings outstanding under our senior secured credit agreement (“Credit Agreement”).  Borrowings under the Credit Agreement include $98.3 million of Term Loan borrowings, $55.3 million of Incremental Term Loan borrowings, $231.1 of Extended Term Loan borrowings and no outstanding borrowings under the Revolving Credit Facility. Letters of credit totaling $9.2 million reduced available borrowing capacity to $115.8 million.  As our Term Loan and Incremental Term Loan both expire in December 2012, we are currently reviewing our borrowing options.  We expect to obtain

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

commercially reasonable market terms on any refinancing of these term loans. Alternatively, we expect to have cash on hand and available borrowing capacity under our Revolving Credit Facility to pay off the term loans maturing in December 2012.  In 2012, we may borrow amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
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
As of December 31, 2011, we had U.S. and Canadian federal NOL carryforwards of approximately $5.8 million, which expire at various dates through 2028.  We also have state and Canadian provincial NOL carryforward tax benefits of approximately $0.7 million, which will expire in various years through 2028.  Additionally, in connection with a 2007 acquisition, we acquired approximately $4.0 million of foreign NOL carryforwards that we do not believe we will be able to utilize.  Accordingly, we also established a $1.0 million valuation allowance against the deferred tax assets related to these NOL carryforwards.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations.  In 2011, the Company offered all non-retired members of the U.K. Pension (the “Plan”) the opportunity to transfer their accrued benefits out of the Plan in return for an enhancement to their transfer value.  The transfer extinguishes the Plan’s liabilities to those members who elected this option.  The Company made transfers for 14 members of the Plan. In connection with this transfer, the Company contributed an additional $1.3 million to the Plan and has recognized in its consolidated statements of operations approximately $2.3 million of expense in 2011.  In addition, the Company amended the Plan to allow retired members an additional option in the calculation of their annual benefit payments.  Since the plan’s accumulated benefit obligations are in excess of the fair value of the plan’s assets (by approximately $3.0 million as of December 31, 2011), we may be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2011, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.
Our contractual cash obligations and commitments as of December 31, 2011 are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2012	2013	2014	2015	2016	Thereafter
Long-term Debt	$484.7	$156.0	$2.3	$2.4	$2.3	$221.7	$100.0
Interest (a)	90.2	18.0	14.9	14.9	14.8	8.3	19.3
Operating Leases (b)	54.0	10.3	8.6	6.3	5.4	3.9	19.5
Unconditional Purchase Obligations (c)	51.5	33.2	4.7	2.0	2.1	1.9	7.6
Estimated Future Pension
Benefit Obligations (d)	61.8	2.8	2.8	2.9	2.9	3.0	47.4
Total Contractual Cash Obligations	$742.2	$220.3	$33.3	$28.5	$27.5	$238.8	$193.8

Other Commitments	Total	2012	2013	2014	2015	2016	Thereafter
Letters of Credit	$9.2	$9.2	$-	$-	$-	$-	$-
Performance Bonds (e)	84.5	58.5	26.0	-	-	-	-
Total Other Commitments	$93.7	$67.7	$26.0	$-	$-	$-	$-

(a)
Based on maintaining existing debt balances to maturity.  Interest on the Credit Agreement varies with LIBOR. The December 31, 2011 blended rate of 3.7%, including the applicable spread, was used for this calculation.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)
We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under purchase contracts with two suppliers. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2011 and adjusted based upon estimated price increases for years subsequent to 2012.

(d)	Note 9 to our Consolidated Financial Statements provides additional information.
(e)	Note 12 to our Consolidated Financial Statements provides additional information.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Our ability to make scheduled payments of principal, to pay the interest on, to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Revolving Credit Facility and expected recoveries from insurers, will be adequate to meet our liquidity needs over the next 12 months.
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of December 31, 2011, we cannot assure you that we will remain in compliance with these ratios, nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

	For the Year Ended December 31,
	2011	2010	2009
Net earnings	$149.0	$150.6	$163.9
Interest expense	21.0	22.7	25.8
Income tax expense	48.3	44.6	73.2
Depreciation, depletion and amortization	64.7	52.0	43.7
EBITDA	283.0	269.9	306.6
Other non-operating expenses:
Fees and premiums paid to redeem debt	-	2.4	4.1
Write-off of unamortized deferred financing fees	-	0.1	0.9
Other (income) expense, net	(3.0)	6.1	2.3
Adjusted EBITDA	$280.0	$278.5	$313.9

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

During 2010, the Company amended the terms of its Credit Agreement and entered into a new revolving credit facility.  During 2009, we refinanced our 12% Senior Subordinated Discount Notes with 8% Senior Notes.  EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan totaling $3.0 million, $(6.1) million and $(2.3) million for 2011, 2010 and 2009, respectively.

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

Mineral Interests - As of December 31, 2011, we maintained $136.5 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

have increased our projected benefit obligation as of December 31, 2011 by approximately $1.7 million and our net periodic pension cost for 2011 by approximately $0.2 million. An adverse change of 25 basis points in our expected return on assets assumption as of December 31, 2011 would have increased our net periodic benefit cost for 2011 by approximately $0.2 million.
We set our discount rate for the U.K. plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over approximately the next 20 years.  Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the plan’s available assets, and when special early-retirement payments or other inducements are made to pensioners. Contributions totaled $3.0 million, $3.1 million and $0.7 million during the years ended December 31, 2011, 2010 and 2009, respectively.  If supplemental benefits were approved and granted under the provisions of the Plan or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits.  See Note 9 to the Consolidated Financial Statements for additional discussion of our pension plan.

Other Significant Accounting Policies - Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our consolidated financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of inventory reserves, valuation of equity compensation instruments, derivative instruments and environmental accruals require difficult judgments on complex matters. Certain of these matters are among topics frequently discussed by accounting standards setters and regulators.

Effects of Currency Fluctuations and Inflation

We conduct operations in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 32% of our 2011 sales in foreign currencies, and we incurred 31% of our 2011 total operating expenses in foreign currencies. Additionally, we have $375.2 million of net assets denominated in foreign currencies.  In 2009 through 2011, the U.S. dollar weakened against the British pound sterling and the Canadian dollar, which had a positive impact on our reported assets, sales and operating earnings.  Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on the Company’s operations, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries in which we operate.

Seasonality

We experience a substantial amount of seasonality in our sales, primarily with respect to our deicing products.  Consequently, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we seek to stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.

Recent Accounting Pronouncements

In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update is effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. The adoption of this standard will not have a significant impact on our consolidated financial statements.
In September 2011, the FASB issued guidance which allows entities to use a qualitative approach to test goodwill for impairment.  The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value.  If the fair value is less than the carrying value, the entity would be required to perform the two-step goodwill impairment test currently required.  This guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of this standard will not materially impact our consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

In June 2011, the FASB issued guidance related to the presentation of comprehensive income in the consolidated financial statements.  The new accounting guidance eliminates the option to present the components of other comprehensive income as part of the consolidated statements of shareholders’ equity.  Under the new guidance, an entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. We adopted this standard in the fourth quarter of 2011 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows, but it resulted in the presentation of a new comprehensive income statement.
In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the consolidated financial statements.  This guidance conforms the wording which describes many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.

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

Interest Rate Risk

As of December 31, 2011 we had $384.7 million of debt outstanding under our term loan tranches, bearing interest at variable rates.  Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged.  Assuming no change in the amount of term loan or Revolver outstanding, a one hundred basis point increase in the average interest rate under these borrowings would have increased the interest expense related to the unhedged portion of our variable rate debt by approximately $3.8 million based upon our debt outstanding as of December 31, 2011.  Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2011, a majority of the investments in the U.K. pension plan are in debt securities.  Changes in interest rates could impact the value of the investments in the pension plan.

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
Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $4.9 million impact on operating earnings for the year ended December 31, 2011. Actual changes in market prices or rates will differ from hypothetical changes.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas, and we hedge up to approximately 90% of our expected natural gas usage.  Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences.  We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2011, the amount of natural gas hedged with derivative contracts totaled 2.9 million MMBtus, of which 2.0 million expire within one year and 0.9 million expire in years two and three.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2011 would have increased our cost of sales by approximately $0.9 million. Actual results will vary due to actual changes in market prices and consumption.
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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2012

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc’s. internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Compass Minerals International, Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 22, 2012

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Consolidated Balance Sheets
	December 31,
(In millions, except share data)	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$130.3	$91.1
Receivables, less allowance for doubtful accounts of $2.4 in 2011 and $2.8 in 2010	158.8	197.2
Inventories	207.2	205.0
Deferred income taxes, net	7.2	13.8
Other	12.3	14.3
Total current assets	515.8	521.4
Property, plant and equipment, net	573.4	533.8
Intangible assets, net	57.5	18.4
Other	58.8	40.7
Total assets	$1,205.5	$1,114.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$156.0	$4.2
Accounts payable	86.8	92.5
Accrued expenses	59.2	54.3
Accrued salaries and wages	17.3	16.3
Income taxes payable	6.6	14.4
Accrued interest	0.9	0.9
Total current liabilities	326.8	182.6
Long-term debt, net of current portion	326.7	482.5
Deferred income taxes, net	70.7	59.8
Other noncurrent liabilities	34.7	41.6
Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock: $0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	37.4	22.7
Treasury stock, at cost - 2,344,060 shares at December 31, 2011 and 2,558,009 shares at December 31, 2010	(4.5)	(4.9)
Retained earnings	372.5	283.6
Accumulated other comprehensive income	40.8	46.0
Total stockholders' equity	446.6	347.8
Total liabilities and stockholders' equity	$1,205.5	$1,114.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Consolidated Statements of Operations
	For the Year Ended December 31,
(In millions, except share data)	2011	2010	2009
Sales	$1,105.7	$1,068.9	$963.1
Shipping and handling cost	293.8	268.6	249.3
Product cost	502.1	485.4	359.7
Gross profit	309.8	314.9	354.1
Selling, general and administrative expenses	94.5	88.4	83.9
Operating earnings	215.3	226.5	270.2
Other (income) expense:
Interest expense	21.0	22.7	25.8
Other, net	(3.0)	8.6	7.3
Earnings before income taxes	197.3	195.2	237.1
Income tax expense	48.3	44.6	73.2
Net earnings	$149.0	$150.6	$163.9

Basic net earnings per common share	$4.46	$4.52	$4.93
Diluted net earnings per common share	$4.45	$4.51	$4.92

Weighted-average common shares outstanding (in thousands):
Basic	32,906	32,747	32,574
Diluted	32,934	32,763	32,596

Cash dividends per share	$1.80	$1.56	$1.42

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Consolidated Statements of Comprehensive Income
	For the Year Ended December 31,
(In millions)	2011	2010	2009
Net earnings	$149.0	$150.6	$163.9
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension costs, net of tax of $(3.0), $(0.4) and $4.5 in 2011, 2010 and 2009	8.8	1.2	(11.6)
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.8), $0.1 and $(3.5) in 2011, 2010 and 2009	1.3	(0.1)	5.7
Cumulative translation adjustment	(15.3)	13.7	37.9
Comprehensive income	$143.8	$165.4	$195.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Consolidated Statements of Stockholders' Equity
(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2008	$0.4	$2.2	$(5.6)	$68.3	$(0.8)	$64.5
Comprehensive income				163.9	32.0	195.9
Dividends on common stock				(47.2)		(47.2)
Shares issued related to restricted stock units, net of shares whithheld for employee taxes		(1.1)				(1.1)
Income tax benefits from equity awards		3.2				3.2
Stock options exercised		2.9	0.4			3.3
Stock-based compensation		4.5				4.5
Balance, December 31, 2009	$0.4	$11.7	$(5.2)	$185.0	$31.2	$223.1
Comprehensive income				150.6	14.8	165.4
Dividends on common stock				(52.0)		(52.0)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		2.8				2.8
Stock options exercised		3.0	0.2			3.2
Stock-based compensation		5.3				5.3
Balance, December 31, 2010	$0.4	$22.7	$(4.9)	$283.6	$46.0	$347.8
Comprehensive income				149.0	(5.2)	143.8
Dividends on common stock				(60.1)		(60.1)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		3.5				3.5
Stock options exercised		4.8	0.3			5.1
Stock-based compensation		6.5				6.5
Balance, December 31, 2011	$0.4	$37.4	$(4.5)	$372.5	$40.8	$446.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(In millions)	2011	2010	2009
Cash flows from operating activities:
Net earnings	$149.0	$150.6	$163.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	64.7	52.0	43.7
Finance fee amortization	1.5	1.3	1.2
Early extinguishment and refinancing of long-term debt	-	2.5	5.0
Stock-based compensation	6.5	5.3	4.5
Deferred income taxes	4.5	7.7	25.6
Other, net	5.3	3.6	1.6
Asset impairment charges, Goderich tornado	4.8	-	-
Insurance advances for operating purposes, Goderich tornado	10.4	-	-
Insurance advances for investment purposes, Goderich tornado	(12.6)	-	-
Changes in operating assets and liabilities, net of acquisitions:
Receivables	42.3	(29.4)	44.0
Inventories	(3.1)	70.4	(146.9)
Other assets	(4.2)	(5.3)	1.0
Accounts payable, income taxes payable and accrued expenses	(17.7)	(2.2)	(30.1)
Other liabilities	0.9	(15.3)	5.4
Net cash provided by operating activities	252.3	241.2	118.9
Cash flows from investing activities:
Capital expenditures	(107.4)	(112.1)	(94.1)
Insurance advances for investment purposes, Goderich tornado	12.6	-	-
Acquisition of a business	(58.1)	-	(3.6)
Other, net	0.5	(1.3)	(1.2)
Net cash used in investing activities	(152.4)	(113.4)	(98.9)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	-	97.5
Principal payments on long-term debt	(4.2)	(4.1)	(93.9)
Revolver activity, net	-	-	(8.6)
Fees and premiums paid to redeem and refinance debt	-	(2.4)	(4.1)
Dividends paid	(60.1)	(52.0)	(47.2)
Proceeds received from stock option exercises	5.1	3.2	3.3
Excess tax benefits from equity compensation awards	3.5	2.8	3.2
Deferred financing costs	-	(2.6)	(2.4)
Other	-	-	(1.1)
Net cash used in financing activities	(55.7)	(55.1)	(53.3)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	4.9	12.2
Net change in cash and cash equivalents	39.2	77.6	(21.1)
Cash and cash equivalents, beginning of the year	91.1	13.5	34.6
Cash and cash equivalents, end of year	$130.3	$91.1	$13.5

Supplemental cash flow information:
Interest paid	$20.0	$22.6	$27.1
Income taxes paid, net of refunds	$45.9	$58.7	$52.6

In connection with the acquisition of Big Quill Resources, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired, net of deferred tax liabilites and cash acquired(a)	$60.0
Cash paid during the year ended December 31, 2011	(58.1)
Liabilities assumed	$1.9

(a) The Company recorded $11.1 million of deferred tax liabilities and acquired cash of $2.4 million.

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND FORMATION

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

c. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss). Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other expense for the years ended December 31, 2011, 2010 and 2009, were $2.3 million, $(6.4) million and $(3.2) million, respectively.

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

g. Inventories:
 Inventories are stated at the lower of cost or market. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are comprised of salt, potassium chloride, magnesium chloride and specialty fertilizer products readily available for sale. All costs associated with the production of finished goods at the Company’s producing locations are captured as inventory costs. As required by GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period.  Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

h. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized.  Maintenance and repairs are expensed as incurred.  Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests.  The Company leases probable mineral reserves at several of its extraction facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 85 years as of December 31, 2011.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 45 years as of December 31, 2011.
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

i. Intangible Assets:
The Company follows the accounting rules for intangible assets as set forth in U.S. GAAP. Under these rules, intangible assets deemed to have finite lives are amortized over their estimated useful lives which, for CMP, range from 5 to 50 years.  The Company reviews goodwill annually for impairment.  In addition, goodwill and other intangible assets are reviewed when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.

j. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $6.2 million as of December 31, 2011 and 2010 net of accumulated amortization of $1.8 million and $0.5 million as of December 31, 2011 and 2010, respectively. In connection with the refinancing of the credit agreement in 2010, the Company wrote off approximately $0.1 million of deferred financing costs previously capitalized and capitalized approximately $2.6 million in additional deferred financing costs.  In connection with the refinancing of the 12% senior subordinated discount notes (“12% Senior Subordinated Discount Notes”) with 8% senior notes (“8% Senior Notes”), the Company wrote off $0.9 million of the Company’s unamortized deferred financing costs related to the 12% Senior Subordinated Discount Notes, which have been included in other, net in the consolidated statements of operations for 2009 and capitalized approximately $2.4 million in deferred financing costs related to the 8% Senior Notes.  Deferred financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Certain inventories of spare parts and related inventory of approximately $10.8 million and $10.3 million at December 31, 2011 and 2010, respectively, which will be utilized with respect to long-lived assets, have been classified in the consolidated balance sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 9.  As of December 31, 2011 and 2010, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $6.3 million and $6.2 million, respectively, were included in other noncurrent assets in the consolidated balance sheets.  The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense, net in the consolidated statements of operations.

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

l. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $1.7 million at both December 31, 2011 and 2010.

m. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of CMP, whereby stock options, restricted stock units and performance stock units are available for grant to employees, consultants, or directors of CMP. See Note 13 for additional discussion.

n. Earnings per Share:
The Company’s participating securities are accounted for in accordance with guidance related to the computation of earnings per share under the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities based upon their rights to receive dividends.  Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average number of outstanding common shares during the period.  Diluted earnings per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two-class method for calculating the weighed-average number of outstanding common shares.  The treasury stock method is calculated assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock.

o. Derivatives:
The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of its risk of changes in natural gas prices through the use of derivative agreements. Prior to 2011, the Company also had interest rate swap agreements to hedge the variability of a portion of its future interest payments on its variable rate debt. The Company accounts for derivative financial instruments in accordance with applicable U.S. GAAP, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis. The Company does not engage in trading activities with its financial instruments.

p. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S., and throughout Canada and the U.K.  The Company’s specialty fertilizer products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2011, or more than 10% of accounts receivable at December 31, 2011 or 2010.

q. Recent Accounting Pronouncements:
In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update is effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. The adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.
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
In June 2011, the FASB issued guidance related to the presentation of comprehensive income in the consolidated financial statements.  The new accounting guidance eliminates the option to present the components of other comprehensive income as part of the consolidated statements of shareholders’ equity.  Under the new guidance, an entity must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  This guidance will be effective during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company adopted this standard in the fourth quarter of 2011 and the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows, but it resulted in the presentation of a new comprehensive income statement.
In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the consolidated financial statements.  This guidance conforms the wording which describes many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard will not materially expand the Company’s consolidated financial statement footnote disclosures.

3. Goderich Tornado:

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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

For the year ended December 31, 2011, the impairment and clean-up and restoration costs incurred and insurance recoveries recognized in the consolidated statements of operations are as follows (in millions):

For the Year Ended
December 31, 2011
Product cost:
Property, plant and equipment impairment charges	$4.8
Site clean-up and restoration costs	9.7
Estimated insurance recoveries recognized	(14.5)
Net impact on product cost excluding business interruption	$-

The Company has received approximately $25.0 million of insurance advances.  The Company has recorded approximately $14.5 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations and the remaining balance of approximately $10.5 million as deferred revenue in the consolidated balance sheets as of December 31, 2011.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges of $4.8 million. However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.
The Company expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  For the year ended December 31, 2011, the Company has identified approximately $16 million of losses that it believes qualify as recoverable business interruption losses. The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  The Company believes the impact of lost sales, lost production and additional expenses that will be incurred related to the tornado will be substantially covered by the Company’s insurance policies.  Any insurance recoveries related to business interruption will be recognized in product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries for the year ended December 31, 2011 related to business interruption.

4.  Acquisition:

In January 2011, the Company acquired the stock of Big Quill Resources, Inc. (“Big Quill Resources”), Canada’s leading producer of SOP, in an all-cash transaction for $58.1 million. Big Quill Resources produces high-purity SOP through a facility located on Big Quill Lake in Saskatchewan, Canada.  The acquisition has broadened and strengthened the Company’s specialty fertilizer segment by adding unique production capabilities, high-value applications and approximately 40,000 tons in additional annual SOP production capacity.
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

Estimated
Fair
Value
Cash	$2.4
Receivables	2.7
Inventories	1.4
Other current assets	1.1
Property, plant and equipment	14.0
Intangible assets	37.3
Goodwill	14.6
Liabilities assumed	(1.9)
Deferred income taxes_	(11.1)
Total preliminary purchase price	$ 60.5

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The purchase price in excess of the fair value of tangible assets acquired has been allocated to identifiable intangible assets and goodwill, which are not deductible for tax purposes.  In connection with the acquisition, the Company acquired identifiable intangible assets, which consisted principally of a supply agreement which entitles the Company to the rights to purchase potassium chloride (“KCl”) as a raw material used in the SOP manufacturing process through a long-term supply agreement.  The supply agreement was valued using an income approach method and was assigned an amortization period of 50 years based upon its estimated life.  Property, plant and equipment, intangible assets and goodwill were valued using methods considered to be level 3 inputs in the fair value hierarchy (see Note 14).

5.	INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2011	2010
Finished goods	$169.4	$149.4
Raw materials and supplies	37.8	55.6
Total inventories	$207.2	$205.0

6.	PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2011	2010
Land, buildings and structures and leasehold improvements	$275.9	$254.2
Machinery and equipment	541.8	544.4
Office furniture and equipment	21.3	23.0
Mineral interests	174.4	176.9
Construction in progress	68.8	38.3
	1,082.2	1,036.8
Less accumulated depreciation and depletion	(508.8)	(503.0)
Property, plant and equipment, net	$573.4	$533.8

7.	INTANGIBLE ASSETS

Intangible assets consist primarily of a KCl supply agreement, purchased rights to produce SOP, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights and customer relationships are being amortized over 50 years, 25 years and 7-10 years, respectively.  The water rights and tradename have an indefinite life and have a value of $5.2 million and $0.7 million, respectively.  The weighted average amortization period for all intangibles is approximately 39 years.  None of the finite lived intangible assets have a residual value.  Aggregate amortization expense was $1.9 million in 2011, $1.3 million in 2010 and $1.2 million in 2009 and is projected to be between $1.7 million and $1.9 million per year over the next five years.  The asset value and accumulated amortization as of December 31, 2011 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer Relationships	Total
Intangible assets	$34.9	$24.3	$2.1	$61.3
Accumulated amortization	(0.7)	(7.9)	(1.1)	(9.7)
Intangible assets, net	$34.2	$16.4	$1.0	$51.6

As of December 31, 2010, intangible assets included SOP production rights and a related customer list valued at $24.3 million and $2.3 million, respectively, with accumulated amortization of $6.9 million and $1.3 million, respectively.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

8.	INCOME TAXES

The Company files U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels.  The Company’s U.S. federal tax returns for tax years 2008 forward remain open and subject to examination.  Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

The following table summarizes the Company’s income tax provision (benefit) related to earnings for the years ended December 31 (in millions):

	2011	2010	2009
Current:
Federal	$27.9	$20.6	$22.1
State	6.2	5.2	5.6
Foreign	9.7	11.1	19.9
Total current	43.8	36.9	47.6
Deferred:
Federal	(1.9)	6.3	23.2
State	(0.4)	1.6	5.8
Foreign	6.8	(0.2)	(3.4)
Total deferred	4.5	7.7	25.6
Total provision for income taxes	$48.3	$44.6	$73.2

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2011	2010	2009
Domestic income	$141.5	$142.4	$197.0
Foreign income	55.8	52.8	40.1
Earnings before income taxes	197.3	195.2	237.1
Computed tax at the U.S. federal statutory rate of 35%	69.0	68.3	83.0
Foreign income, mining, and withholding taxes, net of U.S.federal deduction	(2.0)	(1.5)	1.0
Percentage depletion in excess of basis	(10.9)	(11.0)	(8.1)
Release of tax reserves due to agreement with taxing authorities	-	(5.9)	-
Other domestic tax reserves, net of reversals	(1.6)	(1.4)	(2.1)
Domestic manufacturers deduction	(1.8)	(2.7)	(2.0)
State income taxes, net of federal income tax benefit	3.6	5.0	7.7
Change in valuation allowance on deferred tax assets	(0.8)	0.1	0.3
Interest expense recognition differences	(6.8)	(7.0)	(6.1)
Other	(0.4)	0.7	(0.5)
Provision for income taxes	$48.3	$44.6	$73.2
Effective tax rate	24%	23%	31%

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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

	2011	2010
Current deferred tax assets:
Alternative minimum tax credit carryforwards	$0.4	$-
Accrued expenses	1.3	2.0
Other, net	5.5	11.8
Current deferred tax assets	7.2	13.8
Current deferred tax liabilities:
Unrealized foreign exchange gains	0.9	-
Other, net	(0.5)	-
Current deferred tax liabilities	0.4	-
Noncurrent deferred taxes:
Property, plant and equipment	70.9	70.9
Intangible asset	8.5	-
Total noncurrent deferred tax liabilities	79.4	70.9
Deferred tax assets:
Net operating loss carryforwards	2.6	3.1
Other, net	7.6	10.3
Subtotal	10.2	13.4
Valuation allowance	(1.5)	(2.3)
Total noncurrent deferred tax assets	8.7	11.1
Net noncurrent deferred tax liabilities	$70.7	$59.8

At December 31, 2011, the Company had U.S. and Canadian federal net operating loss (“NOL”) carryforwards of approximately $5.8 million, which expire at various dates through 2028. Ownership changes, as defined in Internal Revenue Code Section 382, limit the amount of U.S. NOLs that can be utilized annually to offset future taxable income and reduce the tax liability.  The Company has previously incurred three ownership changes, which have placed annual limitations on the amount of utilization of each U.S. NOL. The Company also has tax-effected state and Canadian provincial NOL carryforwards of approximately $0.7 million, which will expire in various years through 2028, and, in connection with a 2007 acquisition, the Company acquired approximately $4.0 million of foreign NOL carryforwards with no expiration date.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. As of December 31, 2011 and 2010, the Company’s valuation allowance was $1.5 million and $2.3 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $0.3 million in the next twelve months largely as a result of resolution with various taxing authorities.  The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2011	2010	2009
Unrecognized tax benefits:
Balance at January 1	$23.9	$23.3	$18.1
Additions resulting from current year tax positions	1.8	0.4	2.2
Additions relating to tax positions taken in prior years	1.3	10.9	3.1
Reductions due to cash payments	(0.6)	(3.6)	-
Reductions due to settlements	-	(6.4)	-
Reductions relating to tax positions taken in prior years	(0.4)	(0.4)	(0.1)
Reductions due to expiration of tax years	(0.4)	(0.3)	-
Balance at December 31	$25.6	$23.9	$23.3

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision.  During the years ended December 31, 2011, 2010 and 2009, the Company accrued interest and penalties, net of reversals, of $0.4 million, $(1.9) million and $1.2 million, respectively.  As of December 31, 2011 and 2010, accrued interest and penalties included in the consolidated balance sheets totaled $2.3 million and $1.9 million, respectively.
The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the U.S.  No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2011, 2010 and 2009.  Total undistributed earnings on which no U.S. federal income tax has been provided were $254.0 million at December 31, 2011.  If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.
Canadian tax authorities have issued tax reassessments for years 2002-2006 which are under audit, totaling approximately $56.8 million, including interest through December 2011, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority agreed that the Company would post collateral in the form of a $26 million performance bond and make cash payments of approximately $30.8 million.  Of these cash payments, the Company has paid $16.6 million and it has agreed to pay an additional $3.3 million in 2012 with the remaining balance to be paid after 2012.  Subsequent to December 31, 2011, the Company entered into an additional collateral agreement with the same Canadian tax authority under which the Company agreed to post an additional $7.5 million bond as collateral.  This bond will be periodically reduced as the aforementioned cash payments are made and the Company’s remaining outstanding balance is reduced below $7.5 million.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In the fourth quarter of 2010, the Company reached an agreement with taxing authorities to resolve uncertain tax positions.  As a result of this agreement, the Company’s income tax expense decreased by approximately $5.9 million.

9.	PENSION PLANS AND OTHER BENEFITS

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
In 2011, the Company offered all non-retired members of the U.K. Pension (the “Plan”) the opportunity to transfer their accrued benefits out of the Plan in return for an enhancement to their transfer value.  The transfer extinguishes the Plan’s liabilities to those members who elected this option.  In 2011, the Company made transfers for 14 members of the Plan.  In connection with this transfer, the Company has recognized in its consolidated statements of operations approximately $2.3 million of settlement charges for 2011.  In addition, the Company amended the Plan to allow retired members an additional option in the calculation of their annual benefit payments.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The Company’s U.K. pension fund investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities.  The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio and that approximately 25% be invested in debt securities.  Investment strategies and portfolio allocations are based on the plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis.  In 2010 and 2011, the plan’s investments consisted of larger percentages of debt securities as the Company continued to evaluate the investment climate.  The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2011	2010
Cash and cash equivalents	2%	1%
Equity Securities	19%	23%
Debt Securities	79%	76%
Total	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2011 and 2010 by asset category are as follows (in millions):

	Market Value at December 31, 2011	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.5	$1.5	$-	$-
Equity securities	10.9	10.9	-	-
Debt securities(b):
Treasuries	27.1	27.1	-	-
Corporate bonds	19.3	19.3	-	-
Total Pension Assets	$58.8	$58.8	$-	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes.  The funds are valued using the bid amounts for each fund.  Approximately 46% of the Company’s pension assets are invested in U.K. linked treasuries as of December 31, 2011.

	Market Value at December 31, 2010	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.5	$0.5	$-	$-
Equity securities	13.5	13.5	-	-
Debt securities(b):
Treasuries	24.8	24.8	-	-
Corporate bonds	19.6	19.6	-	-
Total Pension Assets	$58.4	$58.4	$-	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes.  The funds are valued using the bid amounts for each fund.  Approximately 42% of the Company’s pension assets are invested in U.K. linked treasuries as of December 31, 2010.

As of December 31, 2011 and 2010, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $5.3 million and $14.1 million, respectively.  The Company expects to recognize approximately $0.8 million ($0.9 million of amortization of loss and $(0.1) million of prior service cost) of losses from accumulated other comprehensive income as a component of net periodic benefit cost in 2012.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2011	2010	2009
Discount rate	5.40%	5.70%	5.80%
Expected return on plan assets	6.25%	6.55%	6.00%
Rate of compensation increase	N/A	N/A	N/A

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator.  Management expects total contributions during 2012 will be approximately $1.6 million.  In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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
The Company expects to pay the following benefit payments (in millions), which reflect expected future service, as appropriate:

Calendar Year	Future Expected Benefit Payments
2012	$2.8
2013	2.8
2014	2.9
2015	2.9
2016	3.0
2017 – 2021	14.3

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans (based on a December 31 measurement date in 2011 and 2010), as of December 31 (in millions):

	2011	2010
Change in benefit obligation:
Benefit obligation as of January 1	$71.2	$70.6
Interest cost	3.7	3.8
Plan amendment	(3.0)	-
Actuarial (gain) or loss	(1.4)	2.0
Benefits paid	(2.3)	(2.8)
Settlements	(6.4)	-
Currency fluctuation adjustment	-	(2.4)
Benefit obligation as of December 31	61.8	71.2
Change in plan assets:
Fair value as of January 1	58.4	55.6
Actual return	7.5	4.3
Company contributions	3.0	3.1
Currency fluctuation adjustment	(0.3)	(1.8)
Settlements	(7.5)	-
Benefits paid	(2.3)	(2.8)
Fair value of plan assets as of December 31	58.8	58.4
Underfunded status of the plans	$(3.0)	$(12.8)

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The underfunded status of the defined pension plan, which was recorded in the consolidated balance sheets, included $1.6 million in accrued expenses and $1.4 million in noncurrent liabilities in 2011, and $1.2 million in accrued expenses and $11.6 million in noncurrent liabilities in 2010. The accumulated benefit obligation for the defined benefit pension plan was $61.8 million and $71.2 million as of December 31, 2011 and 2010, respectively. The accumulated benefit obligation is in excess of the plan’s assets.  The components of net pension expense were as follows for the years ended December 31 (in millions):

	2011	2010	2009
Interest cost on projected benefit obligation	$3.7	$3.8	$3.3
Prior service cost	(0.1)	-	-
Expected return on plan assets	(3.3)	(3.5)	(3.4)
Settlement cost	2.3	-	-
Net amortization	1.8	2.0	-
Net pension expense	$4.4	$2.3	$(0.1)

The Company has defined contribution and pre-tax savings plans (“Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions.  Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance.  Expense attributable to all Savings Plans was $7.3 million, $6.3 million and $6.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The Savings Plans include a non-qualified plan for certain of its executive officers and key employees who are limited in their ability to participate in qualified plans due to existing regulations.  These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions as if the limitations imposed by current U.S. regulations for qualified plans were not in place.  The Company’s matching contributions are based on a percentage of their deferred salary, profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications.  Although not required to do so, the Company actually invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications.  As of December 31, 2011 and 2010, investments in marketable securities totaling $6.3 million and $6.2 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the consolidated balance sheets.  Compensation expense recorded for this plan totaled $0.2 million, $0.7 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, including amounts attributable to investment income (loss) of $(0.1) million, $0.6 million and $1.0 million, respectively, which is included in other, net in the consolidated statements of operations.

10.	LONG TERM DEBT

During 2005, the Company entered into a $475 million senior secured credit agreement (“Credit Agreement”) with a syndicate of financial institutions, amending and restating previously existing credit facilities. The Credit Agreement included a $350 million term loan (“Term Loan”) and a $125 million revolving credit facility (“Revolving Credit Facility” or “Revolver”).  During 2007, the Company amended the Credit Agreement and borrowed an additional $127 million under an incremental term loan (“Incremental Term Loan”).  In October 2010, the Company amended the terms of its Credit Agreement and entered into a new Revolving Credit Facility.  As part of the amendment, the Company extended the maturity of approximately $234 million of its Term Loan and Incremental Term Loan (“Extended Term Loan”) under the Credit Agreement to 2016.  The $125 million Revolving Credit Facility matures in October 2015. The remaining amount outstanding on the Term Loan and the Incremental Term Loan of $154 million at December 31, 2011 will mature in December 2012.  In connection with the refinancing of the Credit Agreement in 2010, the Company paid approximately $2.4 million of fees which were expensed and approximately $2.6 million of fees which were capitalized as deferred financing costs.
The Term Loan and Incremental Term Loan are due in quarterly installments of principal and interest and mature in December 2012. The Company has classified its debt related to the Term Loan and Incremental Term Loan as current debt in its consolidated balance sheets as of December 31, 2011.  The Company is currently exploring its financing options.  We expect to obtain commercially reasonable market terms on any refinancing of these term loans. Alternatively, we expect to have cash on hand and available borrowing capacity under our Revolving Credit Facility to pay off the term loans maturing in December 2012. The Extended Term Loan is also due in quarterly installments of principal and interest and matures in December 2016.  The scheduled principal payments total $156.0 million in 2012.  The Term Loan, Incremental Term Loan and Extended Term Loan may be prepaid proportionately at any time without penalty.  The Term Loan and Incremental Term Loan can be prepaid at anytime without penalty before the Extended Term Loan is repaid.   Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolver includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2011, there were no borrowings outstanding under the Revolving Credit Facility and, after deducting outstanding letters of credit totaling $9.2 million, the Company’s borrowing availability was $115.8 million.  The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio.  Bank fees are not material.
Interest on the Credit Agreement is variable based on either the Eurodollar rate (“LIBOR”) or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent upon the Company’s leverage ratio and the type of term loan borrowing.  As of December 31, 2011, the weighted average interest rate was 2.6% on all borrowings outstanding under the Credit Agreement.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
The Credit Agreement and the indenture governing the 8% Senior Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies.  The Credit Agreement is secured by all existing and future assets of the Company’s subsidiaries. Additionally, it requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2011, the Company was in compliance with each of its covenants.
The 8% Senior Notes in the table below are subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2011	2010
Term Loan due December 2012	$98.3	$99.6
Incremental Term Loan due December 2012	55.3	55.9
Extended Term Loan due January 2016	231.1	233.5
Revolving Credit Facility due October 2015	-	-
8% Senior Notes due June 2019	98.0	97.7
	482.7	486.7
Less current portion	(156.0)	(4.2)
Long-term debt	$326.7	$482.5

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt
Maturity
2012	$156.0
2013	2.3
2014	2.4
2015	2.3
2016	221.7
Thereafter	100.0
Total	$484.7

11.	DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

As of December 31, 2011, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of December 31, 2011 and 2010 qualified as

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Any ineffectiveness related to these hedges was not material for any of the periods presented.
Natural gas is used at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of December 31, 2011, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2014.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2011 and 2010, the Company had agreements in place to hedge forecasted natural gas purchases of 2.9 and 4.1 million MMBtus, respectively.
As of December 31, 2011, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $4.7 million of net losses on derivative instruments related to its natural gas hedges.
The following table presents the fair value of the Company’s hedged items as of December 31, 2011, and December 31, 2010 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2011	Balance Sheet Location	December 31, 2011

Commodity contracts(b)	Other current assets	$0.3	Accrued expenses	$5.0
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.9
Total derivatives designated as hedging instruments		$0.3		$5.9

(a)
The Company has commodity hedge agreements with three counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are payable almost entirely to one counterparty.  The amount recorded as an asset is due from two counterparties.

(b)
The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.3 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

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

(b)
The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.9 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the twelve months ended December 31, 2011 and December 31, 2010 (in millions):

		Twelve Months Ended December 31, 2011
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$-	$(0.6)
Commodity contracts	Product cost	4.3	(5.8)
Total		$4.3	$(6.4)

		Twelve Months Ended December 31, 2010
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in CI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$0.6	$(5.0)
Commodity contracts	Product cost	9.3	(4.8)
Total		$9.9	$(9.8)

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
The Company is aware of an aboriginal land claim filed in 2003 by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never conveyed by treaty and therefore belongs to the Chippewas. The land claimed includes land under which the Company’s Goderich mine operates and has mining rights granted to it by the government of Ontario. The Company is not a party to this court action.
Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. The Company has been informed by the Ministry of the Attorney General of Ontario that “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.”
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information dating back to 1994 indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin, plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002.  DATCP directed us in October 2004 to conduct an investigation into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant.  We have conducted ongoing investigations of the soils and ground water at the Kenosha site and continue to provide the findings to DATCP. DATCP, in conjunction with the Wisconsin Department of Natural Resources, will determine whether any further investigation or

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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
Approximately 30% of the Company’s U.S. workforce and approximately 50% of its global workforce is represented by labor unions. Of the Company’s nine material collective bargaining agreements, three will expire in 2012 (representing approximately 27% of its total workforce), four will expire in 2013 and two will expire in 2014. Although the terms of a new collective bargaining agreement have not been reached with the union at Cote Blanche, the Company continues to operate the mine at full capacity.  Approximately 10% of the Company’s workforce is employed in Europe where trade union membership is common. The Company considers its labor relations to be satisfactory.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods.  The aggregate future minimum annual rentals under lease arrangements as of December 31, 2011, are as follows (in millions):

Operating
Leases
2012	$10.3
2013	8.6
2014	6.3
2015	5.4
2016	3.9
Thereafter	19.5
Total	$54.0

Rental expense, net of sublease income, was $15.1 million for the year ended December 31, 2011, $13.9 million for 2010, and $13.4 million for 2009.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company.  Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  Royalty expense related to these leases was $14.3 million, $16.2 million and $8.6 million for the years ended December 31, 2011, 2010 and 2009.

Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2011, the Company has had no material penalties related to these sales contracts.  At December 31, 2011, the Company had approximately $84.5 million of outstanding performance bonds.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has purchase contracts with three suppliers for a minimum amount of salt and feedstock for SOP production, one of which can be canceled with one year’s notice.  The purchase commitments for these contracts are estimated to be approximately $32.9 million for 2012 and between $1.7 million and $4.3 million annually from 2013 through 2020.  In addition, the Company’s other future minimum long-term purchase commitments are estimated to be approximately $0.3 million annually through 2015 and approximately $0.1 million in 2016.

13.	STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $1.80 per share in 2011 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 10) and other factors its board of directors deems relevant.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, and the current equity compensation plan (“2005 Plan”), non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date.  Accumulated deferred units are distributed in the form of Company common stock following resignation from the Board.  During the years ended December 31, 2011, 2010 and 2009, members of the board were credited with 10,460, 9,317 and 11,744 deferred stock units, respectively.  During the years ended December 31, 2011, 12,143 shares of common stock were issued from treasury shares for director compensation.  During the years ended December 31, 2010, and 2009, 853 and 10,135 shares of common stock, respectively, were issued from treasury shares to retiring directors.

Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding.  However, subject to adjustment by the board of directors, 200,000 shares of preferred stock have been initially designated as series A junior participating preferred stock in connection with the Company’s rights agreement, the terms of which entitle the holders of the Company’s common stock to which the rights are attached to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock (or in some cases, shares of the Company’s common stock or other securities) for a purchase price set by the board of directors and currently $300 per share.

Rights plan
Pursuant and subject to the terms of the rights agreement dated as of December 11, 2003 (as amended, the “Rights Agreement”) between the Company and its rights agent, the board of directors declared a dividend of one preferred share purchase right (a “Right”) on each outstanding share of the Company’s Common Stock.
Rights are only exercisable under limited circumstances specified in the Rights Agreement when there has been a triggering event and a distribution of the Rights, and the Rights are no longer redeemable or exchangeable by the Company.  Rights (i) trade with the Company’s Common Stock, (ii) have no voting power, and (iii) remain outstanding until redemption for a nominal price, expiration of the Rights Agreement, or until exercise or exchange.
Distribution of Rights occurs on the earlier of the tenth calendar day after public announcement a person becomes an Acquiring Person (as defined) or the tenth business day after the commencement of a tender or exchange offer that would, if consummated, result in a person becoming an Acquiring Person.  Generally, an “Acquiring Person” includes any person (alone or with a group), who acquires beneficial ownership (as defined) of 15% or more of the outstanding shares of the Company’s outstanding Common Stock, or acquires shares representing 15% or more of the voting power of the Company’ outstanding Common Stock.  Following the distribution date, Rights become exercisable, may trade separately from the Common Stock, and will entitle a holder other than an Acquiring Person (as to whom such rights will be null and void), to purchase one one-thousandth of a preferred share at the purchase price, which is currently $300 and subject to adjustment.
Rights will expire upon the tenth anniversary of the date of the Rights Agreement, December 11, 2013, unless extended or the Rights are earlier redeemed by the Company. In certain cases, the board of directors may postpone distribution of Rights, redeem Rights at a nominal price, or exchange the Rights for Common Stock.  In addition, provisions of the Rights Agreement may be amended by the board of directors in some circumstances without approval of the holder of Rights.

Equity Compensation Awards
Through December 31, 2004, non-qualified stock options were granted under the Company’s 2001 stock option plan.  These options were issued to eligible persons as determined by the Company’s board of directors and included employees and directors. These options vested ratably, in tranches over three to four years, depending on the individual option agreement.  Options granted to members of the board of directors vested at the time of grant.  These options expire on the thirtieth day immediately following the eighth anniversary of issuance.  No further option grants can be made under this plan.
In 2005, the Company adopted the 2005 Plan for executive officers, other key employees and directors allowing grants of equity instruments, including restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options, with respect to 3,240,000 shares of CMP common stock.  The right to grant awards expires in 2015. The grants occur following formal approval by the board of directors or on the date of hire if granted to a new employee, with the amount and terms communicated to employees shortly thereafter.  The Company does not back-date awards.  The strike price of options is equal to the closing stock price on the day of grant.
RSUs granted under the 2005 Plan vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared.
PSUs granted under the 2005 Plan vest after three years of service. The PSUs granted are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return.  For PSUs granted in 2011, each tranche is calculated based upon a one-year performance period beginning in 2011 and ending in 2013, with each annual tranche receiving between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for the companies comprising the Russell 3000 Index.
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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The following is a summary of CMP’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2008	668,750	$30.66	140,693	$35.68	-	$-
Granted	133,726	58.99	43,611	58.99	-	-
Exercised (a)	(156,974)	20.71	-	-	-	-
Released from restriction (a)	-	-	(58,900)	26.11	-	-
Cancelled/Expired	(1,575)	57.30	(506)	57.34	-	-
Outstanding at December 31, 2009	643,927	$38.90	124,898	$48.24	-	$-
Granted	97,619	78.47	34,535	78.48	6,366	86.51
Exercised (a)	(116,796)	27.12	-	-	-	-
Released from restriction (a)	-	-	(48,425)	33.58	-	-
Cancelled/Expired	(3,376)	65.08	(1,257)	65.39	-	-
Outstanding at December 31, 2010	621,374	$47.19	109,751	$64.03	6,366	$86.51
Granted	71,709	86.47	33,595	86.47	19,139	93.82
Exercised (a)	(168,904)	30.21	-	-	-	-
Released from restriction (a)	-	-	(32,902)	55.68	-	-
Cancelled/Expired	(3,649)	71.66	(1,180)	72.35	(107)	93.82
Outstanding at December 31, 2011	520,530	$57.94	109,264	$73.35	25,398	$91.99

(a)	Common stock issued for exercised options and RSUs released from restriction were issued from treasury stock.

The Company generally expenses the fair value of its awards over the vesting period using the straight line method.  To estimate the fair value of performance stock units on the grant date, the Company uses a Monte-Carlo simulation model, which simulates the Company’s future stock prices as well as the companies comprising the Russell 3000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk free rate was determined using the same methodology as the option valuations as discussed below.
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

	2011	2010	2009
Fair value of options granted	$29.02	$27.77	$19.23
Expected term (years)	5.1	5.4	5.4
Expected volatility	45.2%	44.3%	43.3%
Dividend yield	2.4%	2.1%	2.6%
Risk-free interest rates	2.0%	2.5%	2.1%

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The following table summarizes information about options outstanding and exercisable at December 31, 2011.  As of December 31, 2010, there were 621,374 options outstanding of which 338,614 were exercisable.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$16.66 - $34.72	137,525	1.9	$31.11	137,525	1.9	$31.11
$34.73 - $57.06	94,439	3.2	53.44	69,634	3.2	52.85
$57.07 - $60.08	121,010	4.2	58.99	55,951	4.2	58.99
$60.09 - $78.52	94,915	5.2	78.26	23,467	5.1	78.05
$78.53 - $86.80	72,641	6.1	86.31	1,125	3.6	78.53
Totals	520,530	3.8	$57.94	287,702	2.9	$45.81

During the years ended December 31, 2011, 2010 and 2009, the Company recorded compensation expense of $5.6 million, $4.6 million and $3.8 million, respectively, related to its stock-based compensation awards that are expected to vest.  No amounts have been capitalized.  As of December 31, 2011, unrecorded compensation cost related to non-vested awards of $8.1 million is expected to be recognized from 2012 through 2015, with a weighted average period of 1.1 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2011, totaled approximately $9.2 million.  As of December 31, 2011, the intrinsic value of options outstanding totaled approximately $7.8 million, of which 287,702 options with an intrinsic value of $6.9 million were exercisable.  The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2011.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of related taxes, are summarized as follows (in millions):

December 31,	2011	2010	2009
Unrealized net pension costs	$(5.3)	$(14.1)	$(15.3)
Unrealized loss on cash flow hedges	(3.4)	(4.7)	(4.6)
Cumulative foreign currency translation adjustments	49.5	64.8	51.1
Accumulated other comprehensive income	$40.8	$46.0	$31.2

14.	FAIR VALUE MEASUREMENTS

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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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

	December 31, 2011	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.3	$6.3	$-	$-
Total Assets	$6.3	$6.3	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.3)	$(6.3)	$-	$-
Derivatives – natural gas instruments	(5.5)	-	(5.5)	-
Total Liabilities	$(11.8)	$(6.3)	$(5.5)	$-

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 15% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 30% in blended funds.

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

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $6.3 million and $6.2 million as of December 31, 2011 and December 31, 2010, respectively, are stated at fair value based on quoted market prices.  As of December 31, 2011, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $108.5 million compared with the aggregate principal amount at maturity of $100 million. The fair value at December 31, 2011 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $371.3 million compared with the aggregate principal amount at maturity of $384.7 million.  The fair values of the Company’s interest rate swap and natural gas contracts are based on forward yield curves and prices for notional amounts maturing in each respective timeframe.

15.	OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: salt and specialty fertilizer. The salt segment produces salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, pool salt and agricultural and industrial applications.  The Company also purchases potassium chloride to sell as a finished product.  SOP crop nutrients, industrial-grade SOP and magnesium chloride for agricultural purposes are produced and marketed through the specialty fertilizer segment. The results of operations and financial position for Big Quill Resources, acquired in January 2011, have been included in the Company’s specialty fertilizer segment from the date of the acquisition.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information as of and for the years ended December 31, is as follows (in millions):

		Specialty	Corporate
2011	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$885.3	$209.6	$10.8	$1,105.7
Intersegment sales	0.8	6.4	(7.2)	-
Shipping and handling cost	268.5	25.3	-	293.8
Operating earnings (loss) (b)	184.7	77.0	(46.4)	215.3
Depreciation, depletion and amortization	40.2	20.2	4.3	64.7
Total assets	758.8	378.2	68.5	1,205.5
Capital expenditures (b)	51.6	43.4	12.4	107.4

		Specialty	Corporate
2010	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$870.3	$187.5	$11.1	$1,068.9
Intersegment sales	0.7	4.8	(5.5)	-
Shipping and handling cost	244.2	24.4	-	268.6
Operating earnings (loss)	206.0	61.4	(40.9)	226.5
Depreciation, depletion and amortization	35.2	12.3	4.5	52.0
Total assets	789.7	260.6	64.0	1,114.3
Capital expenditures	63.6	45.5	3.0	112.1

		Specialty	Corporate
2009	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$825.8	$126.8	$10.5	$963.1
Intersegment sales	0.7	13.9	(14.6)	-
Shipping and handling cost	239.6	9.7	-	249.3
Operating earnings (loss)	232.4	76.0	(38.2)	270.2
Depreciation, depletion and amortization	29.5	9.2	5.0	43.7
Total assets	705.8	233.7	64.3	1,003.8
Capital expenditures	63.6	27.4	3.1	94.1

(a)
Other includes corporate entities, records management operations and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan and other assets not allocated to the operating segments.

(b)
The salt segment includes approximately $17 million of capital expenditures related to the replacement of property, plant and equipment damaged or destroyed at the Company’s Goderich, Ontario facilities.  In addition, operating earnings for the salt segment include losses related to the effects of the tornado.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2011	2010	2009
United States	$756.9	$757.9	$697.3
Canada	246.4	201.0	199.3
United Kingdom	83.6	97.7	62.0
Other	18.8	12.3	4.5
Total sales	$1,105.7	$1,068.9	$963.1

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long-Lived Assets	2011	2010
United States	$335.5	$306.2
Canada	292.8	225.0
United Kingdom	54.5	55.5
Total long-lived assets	$682.8	$586.7

16.	EARNINGS PER SHARE

The FASB has issued guidance related to determining whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  In addition, the guidance requires retrospective presentation of prior periods.
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2011	2010	2009
Numerator:
Net earnings	$149.0	$150.6	$163.9
Less: Net earnings allocated to participating securities (a)	(2.3)	(2.7)	(3.4)
Net earnings available to common shareholders	$146.7	$147.9	$160.5

Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	32,906	32,747	32,574
Weighted average stock options outstanding	28	16	22
Shares for diluted earnings per share	32,934	32,763	32,596

Net earnings per common share, basic	$4.46	$4.52	$4.93

Net earnings per common share, diluted	$4.45	$4.51	$4.92

(a)
Participating securities include options and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 522,000, 614,000 and 704,000 for 2011, 2010 and 2009, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 716,000, 760,000 and 761,000 weighted options outstanding for 2011, 2010 and 2009, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

17.	QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth (a)
2011
Sales	$390.6	$179.9	$229.1	$306.1
Gross profit	$107.6	$44.3	$71.0	$86.9
Net earnings	$56.5	$14.0	$34.6	$43.9
Net earnings per share, basic	$1.69	$0.42	$1.04	$1.31
Net earnings per share, diluted	$1.69	$0.42	$1.03	$1.31
Basic weighted-average shares outstanding (in thousands)	32,835	32,889	32,906	32,991
Diluted weighted-average shares outstanding (in thousands)	32,866	32,922	32,931	33,013
2010
Sales	$357.6	$179.0	$176.0	$356.3
Gross profit	$114.6	$39.9	$53.4	$107.0
Net earnings	$58.9	$11.3	$19.3	$61.1
Net earnings per share, basic	$1.77	$0.34	$0.58	$1.83
Net earnings per share, diluted	$1.77	$0.34	$0.58	$1.83
Basic weighted-average shares outstanding (in thousands)	32,668	32,739	32,774	32,806
Diluted weighted-average shares outstanding (in thousands)	32,678	32,754	32,785	32,829

(a)
In the fourth quarter of 2011, the Company’s, gross profit and net earnings were impacted by the effects of a tornado in Goderich, Ontario.  The Company estimated the effects of the tornado reduced its gross profit and net earnings by approximately $16 million and $11.4 million, respectively.

18.	SUBSEQUENT EVENTS

Dividend Declared:
On February 10, 2012, the board of directors declared a quarterly cash dividend of $0.495 per share on the Company’s outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2011 of $0.45 per share.  The dividend will be paid on March 15, 2012, to stockholders of record as of the close of business on March 1, 2012.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
In connection with this Annual Report on Form 10-K for the year ended December 31, 2011, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2011, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2011, and has also issued an audit report dated February 22, 2012, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 – Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Corporate Governance Guidelines” of the definitive proxy statement filed pursuant to Regulation 14A for the 2012 annual meeting of stockholders (“2012 Proxy Statement”).  Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2012 Proxy Statement.

Code of Ethics
The Company has adopted a code of ethics for its executive and senior financial officers, violations of which are required to be reported to the CEO and the audit committee. The code of ethics is posted on the Company’s website at www.compassminerals.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the executive compensation tables in the “Compensation Discussion and Analysis” included in the 2012 Proxy Statement.

ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” included in the 2012 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Review and Approval of Transactions with Related Persons” and “Information Regarding Board of Directors and Committees” included in the 2012 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Registered Accounting Firm” included in the 2012 Proxy Statement.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	73

Reports of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2011 and 2010	45

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2011	46

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2011	47

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2011	48

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2011	49

Notes to Consolidated Financial Statements	50

Schedule II – Valuation Reserves	75

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2011, 2010 and 2009

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions (1) (2)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2011	$2.8	$(0.2)	$(0.2)	$2.4
2010	2.5	1.1	(0.8)	2.8
2009	2.5	0.8	(0.8)	2.5

Deducted from Deferred Income Taxes — Valuation Allowance
2011	$2.3	$0.2	$(1.0)	$1.5
2010	3.7	0.1	(1.5)	2.3
2009	3.7	0.3	(0.3)	3.7

(1)	Deduction for purposes for which reserve was created.
(2)	Deductions from the deferred income tax valuation allowance in 2010 and 2009 include a foreign currency adjustment of $0.1 million and $(0.3) million, respectively.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

4.4
Amendment Number Three to Rights Plan dated February 21, 2011 among Compass Minerals International, Inc. and Computershare, as successor rights agent (incorporated herein by reference to Exhibit 4.4 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2010).

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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

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

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

10.12	Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (included as Exhibit A to Exhibit 4.1).
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

10.16
Summary of Non-Employee Director Compensation Program (incorporated herein by reference to Exhibit 10.16 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010).

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

10.22*	Third Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan .
10.23*	Fourth Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan.
10.24
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

10.26
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

10.27
2010 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Current Report on Form 8-K dated March 16, 2010).

10.28
2011 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2011).

10.29
Amendment to Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.30	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.31
Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.32
First Amendment to the Compass Minerals International, Inc. Restoration Plan dated as of December 5, 2007 (incorporated herein by reference to Exhibit 10.27 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

10.33
Second Amendment to the Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

10.34
Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.35
Amendment to Form of Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.36	Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed dated January 23, 2006).
10.37*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.34, 10.35 and 10.36 herein.
10.38
Employment Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.39
409A Amendment to Existing Employment Agreement dated December 19, 2008 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.40
Change in Control Severance Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.41
409A Amendment to Existing Change in Control Severance Agreement dated December 19, 2008 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.25 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.42
Restrictive Covenant Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.43
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 27, 2006).

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

10.44
Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.45	Annual Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.46
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s current Report on Form 8-K dated March 26, 2009).

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

____________
*           Filed herewith.
**        Furnished herewith.
***      Confidential treatment has been requested for portions of this exhibit.  The confidential portions of the exhibit have been filed separately with the SEC.

COMPASS MINERALS INTERNATIONAL, INC.	2011 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Angelo C. Brisimitzakis
Angelo C. Brisimitzakis
President and Chief Executive Officer
Date: February 22, 2012

/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer
Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2012.

Signature	Capacity

/s/ Angelo C. Brisimitzakis	President, Chief Executive Officer
Angelo C. Brisimitzakis	and Director (Principal Executive Officer)

/s/ Rodney L. Underdown	Vice President and Chief Financial Officer
Rodney L. Underdown	(Principal Financial and Accounting Officer)

/s/ Bradley J. Bell	Director
Bradley J. Bell

/s/ David J. D’Antoni	Director
David J. D’Antoni

/s/ Eric Ford	Director
Eric Ford

/s/ Richard S. Grant	Director
Richard S. Grant

/s/ Perry W. Premdas	Director
Perry W. Premdas

/s/ Allan R. Rothwell	Director
Allan R. Rothwell

/s/ Paul S. Williams	Director
Paul S. Williams