Form 10-Q
period 2012-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2012-04-27
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to_____________________

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 25, 2012 was 33,070,575 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$183.6	$130.3
Receivables, less allowance for doubtful accounts of $1.9 in 2012 and $2.4 in 2011	120.6	158.8
Inventories	187.2	207.2
Deferred income taxes, net	7.2	7.2
Other	10.4	12.3
Total current assets	509.0	515.8
Property, plant and equipment, net	599.2	573.4
Intangible assets, net	58.4	57.5
Other	63.7	58.8
Total assets	$1,230.3	$1,205.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$155.5	$156.0
Accounts payable	61.2	86.8
Accrued expenses	67.0	59.2
Accrued salaries and wages	13.4	17.3
Income taxes payable	5.4	6.6
Accrued interest	2.9	0.9
Total current liabilities	305.4	326.8
Long-term debt, net of current portion	326.2	326.7
Deferred income taxes, net	72.9	70.7
Other noncurrent liabilities	36.2	34.7
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	39.4	37.4
Treasury stock, at cost — 2,296,689 shares at March 31, 2012 and 2,344,060 shares at December 31, 2011	(4.4)	(4.5)
Retained earnings	395.8	372.5
Accumulated other comprehensive income	58.4	40.8
Total stockholders' equity	489.6	446.6
Total liabilities and stockholders' equity	$1,230.3	$1,205.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011

Sales	$315.3	$390.6
Shipping and handling cost	93.5	114.7
Product cost	139.0	168.3
Gross profit	82.8	107.6

Selling, general and administrative expenses	21.4	23.0
Operating earnings	61.4	84.6

Other expense:
Interest expense	5.0	5.7
Other, net	1.6	0.6
Earnings before income taxes	54.8	78.3
Income tax expense	14.9	21.8
Net earnings	$39.9	$56.5

Basic net earnings per common share	$1.19	$1.69
Diluted net earnings per common share	$1.19	$1.69

Weighted-average common shares outstanding (in thousands):
Basic	33,035	32,835
Diluted	33,058	32,866

Cash dividends per share	$0.495	$0.45

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2012	2011
Net earnings	$39.9	$56.5
Other comprehensive income:
Unrealized gain (loss) from change in pension obligations, net of tax of $(0.0) and $0.1 in 2012 and 2011	0.2	(0.4)
Unrealized gain (loss) on cash flow hedges, net of tax of $0.1 and $(0.9) in 2012 and 2011	(0.1)	1.5
Cumulative translation adjustment	17.5	11.9
Comprehensive income	$57.5	$69.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2012
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance, December 31, 2011	$0.4	$37.4	$(4.5)	$372.5	$40.8	$446.6
Dividends on common stock				(16.6)		(16.6)
Shares issued for restricted stock units		(0.1)	0.1			-
Stock options exercised		0.1				0.1
Income tax benefits from equity awards		0.3				0.3
Stock-based compensation		1.7				1.7
Comprehensive income				39.9	17.6	57.5
Balance, March 31, 2012	$0.4	$39.4	$(4.4)	$395.8	$58.4	$489.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$39.9	$56.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	15.7	16.4
Finance fee amortization	0.4	0.4
Stock-based compensation	1.7	1.7
Deferred income taxes	0.3	3.3
Other, net	0.4	0.3
Insurance advances for operating purposes, Goderich tornado	19.1	-
Changes in operating assets and liabilities, net of acquisition:
Receivables	41.0	64.6
Inventories	22.1	79.0
Other assets	(1.2)	5.5
Accounts payable and accrued expenses	(42.8)	(56.8)
Other liabilities	0.3	(0.1)
Net cash provided by operating activities	96.9	170.8
Cash flows from investing activities:
Capital expenditures	(30.0)	(16.7)
Acquistion of a business, net	-	(56.8)
Other, net	(0.3)	1.1
Net cash used in investing activities	(30.3)	(72.4)
Cash flows from financing activities:
Principal payments on long-term debt	(1.0)	(1.1)
Dividends paid	(16.6)	(15.1)
Proceeds received from stock option exercises	0.1	1.1
Excess tax benefits from equity compensation awards	0.3	1.1
Net cash used in financing activities	(17.2)	(14.0)
Effect of exchange rate changes on cash and cash equivalents	3.9	2.1
Net change in cash and cash equivalents	53.3	86.5
Cash and cash equivalents, beginning of the year	130.3	91.1
Cash and cash equivalents, end of period	$183.6	$177.6

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2.8	$3.4
Income taxes paid, net of refunds	$15.9	$18.8

In connection with the acquisition of Big Quill Resources, Inc. in January 2011, the Company assumed liabilities as follows (in millions):
Fair value of assets acquired, net of cash acquired(a)		$60.0
Cash paid during the three months ended March 31, 2011		(56.8)
Accrued purchase price to be paid		(1.3)
Liabilities assumed		$1.9
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (GAAP) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2011 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

Recent Accounting Pronouncements –  In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update is effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. The adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the consolidated financial statements.  This guidance conforms the wording which describes many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not materially expand the Company’s consolidated financial statement footnote disclosures.

2. Goderich Tornado:

On August 21, 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  The evaporation plant resumed limited activities in late September 2011 and reached full capacity by the end of the first quarter of 2012.

The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have and will occur at these facilities related to the tornado. The Company made an estimate of the impairment of its property, plant and equipment pertaining to the impacted areas at both of the Goderich facilities.  The Company may need to record additional impairment charges as more information becomes available.  In addition, the Company has incurred clean-up costs related to the storm. The Company expects to be fully reimbursed by its insurers for the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred.

For the quarter ended March 31, 2012, the impairment and clean-up and restoration costs incurred and insurance recoveries recognized in the consolidated statements of operations are as follows (in millions):

For the Quarter Ended
March 31, 2012
Product cost:
Property, plant and equipment impairment charges	$-
Site clean-up and restoration costs	5.9
Estimated insurance recoveries recognized	(5.9)
Net impact on product cost excluding business interruption	$-

The Company received approximately $25.0 million of insurance advances in the first quarter of 2012.  The Company recorded approximately $5.9 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations and the remaining balance of approximately $19.1 million as deferred revenue in accrued expenses in the consolidated balance sheets as of March 31, 2012.  The Company has classified the $19.1 million of insurance advances in its operating section of the consolidated statements of cash flows in the first quarter of 2012.  In total, the Company has received $50 million of insurance advances since the tornado occurred and recorded approximately $29.6 million of deferred revenue in accrued expenses in its consolidated balance sheets as of March 31, 2012. The remaining $20.4 million of total insurance advances received has been recorded as a reduction to salt product costs in the consolidated statements of operations in 2011 and 2012 to offset recognized impairment charges and site clean-up and restoration costs.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges of $4.8 million which was recorded in 2011. However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.

The Company expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  In the first quarter of 2012, the Company has identified approximately $14 million of estimated losses that it believes qualify as recoverable business interruption losses for a total of approximately $30 million of identified estimated losses since the tornado occurred. The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  The Company believes the impact of estimated lost sales, lost production and additional expenses that will be incurred related to the tornado will be substantially covered by the Company’s insurance policies.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.

3.  Inventories:

Inventories consist of the following (in millions):

	March 31,	December 31,
	2012	2011
Finished goods	$144.6	$169.4
Raw materials and supplies	42.6	37.8
Total inventories	$187.2	$207.2

4.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	March 31,	December 31,
	2012	2011
Land, buildings and structures and leasehold improvements	$282.5	$275.9
Machinery and equipment	563.9	541.8
Office furniture and equipment	21.6	21.3
Mineral interests	177.4	174.4
Construction in progress	93.0	68.8
	1,138.4	1,082.2
Less accumulated depreciation and depletion	(539.2)	(508.8)
Property, plant and equipment, net	$599.2	$573.4

5.  Goodwill and Intangible Assets, Net:

In January 2011, the Company acquired the stock of Big Quill Resources, Inc. (“Big Quill Resources”), Canada’s leading producer of SOP, in an all-cash transaction for $58.1 million. Big Quill Resources produces high-purity SOP through a facility located on Big Quill Lake in Saskatchewan, Canada.  The acquisition was accounted for as a business combination in accordance with U.S. GAAP.  The Company engaged an independent third-party expert to assist in the valuations utilized for the purchase price allocation.  The purchase price in excess of the fair value of tangible assets acquired has been allocated to identifiable intangible assets and goodwill, which are not deductible for tax purposes.  In connection with the acquisition, the Company acquired identifiable intangible assets, which consisted principally of a supply agreement which entitles the Company to the rights to purchase potassium chloride (“MOP” or “KCl”) as a raw material used in the SOP manufacturing process through a long-term supply agreement.

In addition to the Big Quill Resources supply agreement, intangible assets consist of purchased rights to produce SOP, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights and customer relationships are being amortized over 50 years, 25 years and 7-10 years, respectively.  The water rights and tradename have an indefinite life and have a value of $5.2 million and $0.7 million, respectively.  None of the intangible assets with finite lives have a residual value.  Aggregate amortization expense was $0.5 million for both the three months ended March 31, 2012 and 2011.

6.  Income Taxes:

Income tax expense for the first quarter of 2012 was $14.9 million, a decrease of $6.9 million compared to $21.8 million for the first quarter of 2011.  The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

At March 31, 2012 and December 31, 2011, the Company had approximately $6.1 million and $5.8 million, respectively, of gross federal net operating losses (“NOLs”) that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of March 31, 2012 and December 31, 2011, the Company’s valuation allowance was $1.4 million and $1.5 million, respectively.  In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian tax authorities have issued tax reassessments for years 2002-2006 which are under audit, totaling approximately $59.7 million, including interest through March 2012, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company would post collateral in the form of a $34.9 million performance bond and make cash payments of approximately $24.8 million.  Of these cash payments, the Company has paid $17.2 million and it has agreed to pay an additional $3.4 million in 2012 with the remaining balance to be paid after 2012.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, the Company has recently been notified by a Canadian taxing authority that the authority intends to reassess the Company for periods which have already been settled by agreement between the Company, the Canadian taxing authority and the U.S. taxing authorities.  We have fully complied with the agreement since entering into it and we believe this threatened action is highly unusual.  We intend to seek to enforce the contract which provided the basis upon which our tax returns were previously filed and settled, should that be necessary. It is not possible to reasonably estimate the exposure at this time. However, we currently expect the outcome of this matter will not have a material impact on our results of operations or financial condition.

7.  Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2012	2011
Term Loan due December 2012	$98.0	$98.3
Incremental Term Loan due December 2012	55.2	55.3
Extended Term Loan due January 2016	230.5	231.1
Revolving Credit Facility due October 2015	-	-
8% Senior Notes due June 2019	98.0	98.0
	481.7	482.7
Less current portion	(155.5)	(156.0)
Long-term debt	$326.2	$326.7

The Term Loan and Incremental Term Loan are secured by substantially all existing and future assets of the Company’s subsidiaries.

8.  U.K. Pension Plan:

The components of net periodic benefit cost related to its U.K. defined benefit pension plan for the three months ended March 31, 2012 and 2011 are as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Interest cost on projected benefit obligation	$0.7	$1.0
Expected return on plan assets	(0.7)	(0.9)
Net amortization	0.2	0.5
Net pension expense	$0.2	$0.6

During the first quarter of 2012, the Company made $0.8 million of contributions to its U.K. defined benefit pension plan.

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

10.  Operating Segments:

The results of operations and financial position for Big Quill Resources have been included in the Company’s specialty fertilizer segment from the date of the acquisition in January 2011.  Segment information is as follows (in millions):

	Three Months Ended March 31, 2012
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$254.3	$58.5	$2.5	$315.3
Intersegment sales	0.2	0.4	(0.6)	-
Shipping and handling cost	86.0	7.5	-	93.5
Operating earnings (loss)	52.4	20.7	(11.7)	61.4
Depreciation, depletion and amortization	9.6	5.2	0.9	15.7
Total assets	754.6	399.6	76.1	1,230.3

	Three Months Ended March 31, 2011
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$332.4	$55.4	$2.8	$390.6
Intersegment sales	0.2	0.1	(0.3)	-
Shipping and handling cost	106.9	7.8	-	114.7
Operating earnings (loss)	77.2	19.3	(11.9)	84.6
Depreciation, depletion and amortization	10.3	4.9	1.2	16.4
Total assets	738.1	334.6	59.9	1,132.6

 (a) “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

11.  Stockholders’ Equity and Equity Instruments:

On March 12, 2012, the Company granted 89,151 stock options, 39,457 restricted stock units (“RSUs”) and 23,553 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date of $71.69 was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

The PSUs are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return for the PSUs to be earned.  Each tranche for the 2012 grant is calculated based upon a one-year performance period beginning in 2012 and ending in 2014, with each annual tranche earning between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for the companies comprising the Russell 3000 Index.  The performance units will vest three years after the grant date.  The PSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs earned.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S.

Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first quarter of 2012 is included in the table below. The weighted-average grant date fair value of these options was $22.92.

Range
Fair value of options granted	$21.85 - $23.33
Exercise price	$71.69
Expected term (years)	3 - 6
Expected volatility	44.4% - 47.9%
Dividend yield	2.5%
Risk-free rate of return	0.7% - 1.1%

To estimate the fair value of the PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk free rate was determined using the same methodology as the option valuations as discussed above. The estimated fair value of the PSUs granted in 2012 is $74.49 per unit.

During the three months ended March 31, 2012, the Company reissued 4,636 shares of treasury stock related to the exercise of stock options, 42,439 shares related to the release of RSUs which vested and 296 shares related to a stock payment.  The Company recorded additional tax benefits of $0.3 million from its equity compensation awards as additional paid-in capital during the first quarter of 2012. During the three months ended March 31, 2012 and 2011, the Company recorded $1.7 million of compensation expense in each period pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2012.

	Stock Options		RSUs		PSUs(a)
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2011	520,530	$57.94	109,264	$73.35	25,398	$91.99
Granted	89,151	71.69	39,457	71.69	23,553	74.49
Exercised (b)	(4,636)	26.17	-	-	-	-
Released from restriction (b)	-	-	(42,439)	58.99	-	-
Cancelled/Expired	-	-	-	-	-	-
Outstanding at March 31, 2012	605,045	$60.21	106,282	$76.47	48,951	$83.57

(a)
PSUs are initially included in the table at the 100% attainment level at their grant date and at that level represent one share per unit.  The number of shares that will be ultimately issued are based upon the PSUs earned.  The 2010 PSU grant has earned 103% of its target through the first two performance periods.  The 2011 PSU grant earned 0% in its first performance period.  PSUs may earn between 0% and 150% in each performance period.

(b)	Common stock issued for exercised options and RSUs released from restriction were issued from treasury stock.

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, amortization of the unrealized net pension costs, the change in the unrealized loss on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income as of and for the three months ended March 31, 2012 are as follows (in millions):

	Balance		Balance
	December 31,	2012	March 31,
	2011	Change	2012
Unrealized gain (loss) on net pension obligations	$(5.3)	$0.2	$(5.1)
Unrealized loss on cash flow hedges	(3.4)	(0.1)	(3.5)
Cumulative foreign currency translation adjustment	49.5	17.5	67.0
Accumulated other comprehensive income	$40.8	$17.6	$58.4

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

Cash Flow Hedges

As of March 31, 2012, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of March 31, 2012 and December 31, 2011 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an ongoing basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of March 31, 2012, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2014.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2012 and December 31, 2011, the Company had agreements in place to hedge forecasted natural gas purchases of 2.3 and 2.9 million MMBtus, respectively.

As of March 31, 2012, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $4.8 million of net losses on derivative instruments related to its natural gas hedges.

The following table presents the fair value of the Company’s hedged items as of March 31, 2012 and December 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	March 31, 2012	Balance Sheet Location	March 31, 2012

Commodity contracts(b)	Other current assets	$0.2	Accrued expenses	$5.0
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.9
Total derivatives designated as hedging instruments		$0.2		$5.9

(a)
As of March 31, 2012, the Company has commodity hedge agreements with three counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are almost entirely payable to one counterparty.  The amount recorded as an asset is due from one counterparty.

(b)
The Company has master netting agreements with its counterparties and accordingly has netted approximately $0.2 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

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

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three months ended March 31, 2012 and 2011 (in millions):

		Three Months Ended March 31, 2012
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$2.1	$(2.0)
Total		$2.1	$(2.0)

		Three Months Ended March 31, 2011
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$-	$(0.6)
Commodity contracts	Product cost	0.1	(1.9)
Total		$0.1	$(2.5)

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

13.  Fair Value Measurements:

As required, the Company’s financial instruments are measured and reported at their estimated fair value on a recurring basis.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (level one inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (level two inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (level three inputs).

The Company holds marketable securities associated with its non-qualified savings plan, which are valued based on readily available quoted market prices on a recurring basis.  The Company has utilized derivative instruments to manage its risk of changes in natural gas prices.  The fair value of the natural gas derivative instruments are determined using market data of forward prices for all of the Company’s contracts.  The estimated fair values for each type of instrument which are measured on a recurring basis are presented below (in millions).

	March 31, 2012	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.8	$6.8	$-	$-
Total Assets	$6.8	$6.8	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.8)	$(6.8)	$-	$-
Derivatives – natural gas instruments	(5.6)	-	(5.6)	-
Total Liabilities	$(12.4)	$(6.8)	$(5.6)	$-

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $6.8 million and $6.3 million as of March 31, 2012 and December 31, 2011, respectively, are stated at fair value based on quoted market prices.  As of March 31 2012, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $108.4 million (level 2) compared with the aggregate principal amount at maturity of $100 million. The fair value at March 31, 2012 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $374.2 million (level 2) compared with the aggregate principal amount at maturity of $383.7 million.

14.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended
	March 31,
	2012	2011
Numerator:
Net earnings	$39.9	$56.5
Less: net earnings allocated to participating securities (a)	(0.5)	(1.0)
Net earnings available to common shareholders	$39.4	$55.5
Denominator (in thousands):
Weighted-average common shares outstanding,shares for basic earnings per share	33,035	32,835
Weighted-average stock options outstanding (b)	23	31
Shares for diluted earnings per share	33,058	32,866
Net earnings per common share, basic	$1.19	$1.69
Net earnings per common share, diluted	$1.19	$1.69

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 430,000 and 556,000 for the three months ended 2012 and 2011, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 743,000 and 722,000 weighted-awards outstanding for the three months ended 2012 and 2011, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: domestic and international general business and economic conditions; uninsured risks and hazards associated with underground mining operations; losses for acts of nature which may not  be fully reimbursable through our insurance carriers; the timing of any insurance reimbursements may not correspond to the period in which the loss was incurred; governmental policies affecting the agricultural industry, consumer and industrial industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving and renewing required governmental and regulatory approvals; the impact of new technology on the demand for our products; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the impact of the Company’s indebtedness and interest rates changes; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; the impact of credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability; changes in tax laws or estimates; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 22, 2012, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Results of Operations

In August 2011, a tornado struck our Goderich salt mine and salt mechanical evaporation plant.  As a result, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities. We resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September and resumed limited activities at the evaporation plant in late September.  In the last half of 2011, we recorded approximately $4.8 million for the impairment of our property, plant and equipment at the facilities. However, we may need to record additional impairment charges as more information becomes available.  In addition, we have incurred clean-up and restoration costs related to the tornado. We expect to be fully reimbursed by our insurers for the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred.  In 2011, we recognized in the consolidated statements of operations the asset impairment charges and clean-up costs incurred of $14.5 million offset by the expected insurance recoveries of $14.5 million. In the first quarter of 2012, we recorded an additional $5.9 million of clean-up costs which were offset by $5.9 million of expected insurance recoveries in the consolidated statements of operations.  We incurred approximately $9 million of capital expenditures during the first quarter of 2012 to replace damaged or destroyed property, plant and equipment from the tornado bringing total capital expenditures for replacement property, plant and equipment to $26 million.  We estimate we will spend another approximately $35 million primarily during the remainder of 2012 to complete the replacement of all property, plant and equipment impacted by the tornado.  Capital expenditures to replace damaged property, plant and equipment will result in an increase in depreciation expense in future years.  We also expect to have a substantial business interruption claim to offset the lost profits and to offset certain additional expenses incurred related to the ongoing operations. Since the tornado occurred, we have identified approximately $30 million ($16 million in 2011 and $14 million in the first quarter of 2012) of estimated losses that we believe qualify as recoverable business interruption losses. However, we may not have been able to estimate the full amount of losses incurred since the tornado occurred. The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  We expect to incur significant costs and other losses associated with the tornado (which we intend to seek recovery from a business interruption insurance claim) through at least the fourth quarter of 2012.  These costs and losses are largely related to higher per-unit costs to produce inventory and to purchase finished goods inventories and are expected to continue into the 2012-2013 winter season when the inventories are likely sold to serve contracted business.  We also experienced other incremental losses and costs due to the tornado related to our ongoing business.  We believe the impact from lost sales, lost production and additional expenses we will incur will be substantially covered by our insurance policies.  Any business interruption insurance recoveries will be recognized in “product cost” in the consolidated statements of operations when the insurance claim has been settled.

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our served regions.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter and earnings are typically lower than the first and fourth quarters.  In the first quarter of 2012, winter weather was significantly milder than average and unfavorably impacted our sales and operating earnings.  In the first quarter of 2011, the frequency of winter weather was higher than long-term averages, yet inventory constraints limited our ability to capitalize on more-severe-than-average weather in some of the regions we serve.  As a result, we estimate that there was no significant impact on our sales or operating earnings in the first quarter of 2011 from winter weather.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, but it also impacts our inventory levels, which influence production volume, the resulting cost per ton, and ultimately our profit margins.

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf. Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality are generally lower when potassium chloride chloride (“MOP” or “KCl”) is used as a potassium nutrient, rather than SOP. Market prices for MOP are well above historical levels though below the historic-high prices seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above MOP market pricing, and the resulting average price of our SOP has fluctuated dramatically in recent years.  We expect SOP pricing to retain a premium to MOP although as MOP pricing increases, the size of the premium tends to decrease.

Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has increased our shipping and handling costs on a per ton basis over the last several years.  Shipping and handling costs on a per ton basis in the first quarter of 2012 have increased when compared to those experienced in the first quarter of 2011 partially as a result of higher oil-based fuel costs.  Future period per-unit costs will continue to be influenced by oil-based fuel costs.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our deicing and water conditioning products, as well as a small portion of our sulfate of potash fertilizer, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  We had lower salt production in 2010 at both our Cote Blanche and Goderich mines and certain consumer and industrial salt plants. The 2010 lower production resulted in significantly higher per-unit salt production costs, especially for mined rock salt, when compared to our historical costs, a portion of which remained in inventory at the end of 2010.  This inventory was sold during the first quarter of 2011 as part of the Company’s normal seasonal inventory changes, which resulted in higher per-unit costs in the first quarter of 2011.  However, this trend began to reverse in the second and third quarters of 2011 as the sale of 2011 production, at more-historically typical per-unit costs, were lower than the prior year elevated unit cost levels.  (See discussion above for expected trends in costs due to the effects of the Goderich tornado.) Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  We continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which has increased input costs, although the impact on the Company’s gross margin is not expected to be significant.  The Company’s SOP production in Canada purchases KCl under a very long-term supply agreement.  Our production methods at that site use the purchased KCl to create high-purity SOP.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations for Big Quill Resources have been included in our specialty fertilizer segment results from the date of acquisition in January 2011. The results of operations of the records management business, include sales of $2.5 million and $2.8 million for the three months ended March 31, 2012 and March 31, 2011, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
	2012	2011
Salt Sales (in millions)
Salt sales	$254.3	$332.4
Less: salt shipping and handling	86.0	106.9
Salt product sales	$168.3	$225.5
Salt Sales Volumes (thousands of tons)
Highway deicing	3,104	4,278
Consumer and industrial	506	584
Total tons sold	3,610	4,862
Average Salt Sales Price (per ton)
Highway deicing	$58.32	$56.49
Consumer and industrial	144.82	155.39
Combined	70.44	68.36

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$58.5	$55.4
Less: SOP shipping and handling	7.5	7.8
SOP product sales	$51.0	$47.6
SOP Sales Volumes (thousands of tons)	96	95
SOP Average Price (per ton)	$613	$583

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Sales

Sales for the first quarter of 2012 of $315.3 million decreased $75.3 million, or 19% compared to $390.6 million for the same quarter of 2011. Sales primarily include revenues from the sale of our salt and specialty fertilizer products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling costs were $93.5 million during the first quarter of 2012, a decrease of $21.2 million or 18% compared to $114.7 million for the same quarter of 2011.  The decrease in shipping and handling costs is primarily due to lower salt sales volumes in the first quarter of 2012 when compared to same period of 2011.  Fuel costs were higher in 2012 when compared with 2011 and unfavorably impacted shipping and handling costs.

Product sales for the first quarter of 2012 of $219.3 million decreased $53.8 million, or 20% compared to $273.1 million for the same period in 2011 principally reflecting lower product sales in the salt segment and higher product sales for our specialty fertilizer segment.

Salt product sales for the first quarter of 2012 of $168.3 million decreased $57.2 million, or 25% compared to $225.5 million for the same period in 2011.  The decrease in the first quarter of 2012 was due primarily to lower salt segment sales volumes, which contributed approximately $56 million to the reduced salt product sales.  Salt sales volumes in 2012 decreased by 1,252,000 tons from 2011 levels consisting of lower highway sales volumes principally due to lower sales of rock salt and specialty deicing products and lower consumer and industrial volumes from consumer deicing products.  The decrease in volumes were due to the significantly milder than average weather in the first quarter of 2012 in the markets we serve.  In the first quarter of 2011, the impact on our salt sales due to winter weather was estimated by the Company to be near average.  In the first quarter of 2012, price improvements for our highway business were partially offset by lower average selling prices for our consumer and industrial business due to product mix.  In addition, the strengthening of the U.S. dollar in the first quarter of 2012 when compared to the prior year exchange rate for the Canadian dollar, unfavorably impacted product sales by approximately $1 million.

SOP product sales during the first quarter of 2012 of $51.0 million increased $3.4 million, or 7% compared to $47.6 million for the same period in 2011.  This increase was due to an increase in our average market price to $613 per ton in the first quarter of 2012 compared to $583 per ton in the first quarter of 2011.  In addition, slightly higher sales volumes contributed to the increase in SOP product sales.

Gross Profit

Gross profit for the first quarter of 2012 of $82.8 million decreased $24.8 million or 23% compared to $107.6 million in 2011.  As a percent of sales, gross margin decreased by two percentage points, from 28% in the first quarter of 2011 to 26% in the first quarter of 2012.  The gross profit for the salt segment contributed approximately $26 million to the decline in gross profit due to lower salt deicing volumes and the impact of higher average per-unit salt product costs in the first quarter of 2012 as a result of the effects of a tornado which struck our salt mine and salt mechanical evaporation plant, both located in Goderich, Ontario in August 2011. The reduction in gross profit was offset by improved per-unit costs, excluding the estimated effects of the tornado, due to improved operating efficiencies primarily at our North American salt mining operations.  The first quarter of 2011 was also unfavorably impacted by higher costs, when inventory with higher-than typical production costs in 2010, was sold in the first quarter of 2011. However, as a result of the tornado, we have identified approximately $14 million of estimated losses incurred in the first quarter of 2012 that we believe qualify as recoverable business interruption losses.  Any insurance recoveries related to business interruption will be recognized in “product cost” in the consolidated statements of operations when the insurance claim has been settled.  Also during the first quarter of 2012, we recorded $5.9 million of clean-up and restoration costs which were offset by $5.9 million of expected insurance recoveries. Partially offsetting these declines, the specialty fertilizer segment gross profit increased by approximately $1 million in the first quarter of 2012 principally due to higher market prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2012 of $21.4 million decreased $1.6 million, or 7% compared to $23.0 million for the same period in 2011. The decrease in expense is primarily due to lower variable compensation expense in the first quarter of 2012 partially offset by higher professional services costs when compared to the same period in 2011.

Interest Expense

Interest expense for the first quarter of 2012 of $5.0 million decreased $0.7 million compared to $5.7 million for the same period in 2011. This decrease is primarily due to the expiration of our interest rate swap agreements which fixed interest rates in the first quarter of 2011 higher than current year market interest rates.

Other expense, net

Other expense of $1.6 million for the first quarter of 2012 increased $1.0 million when compared to income of $0.6 million in the first quarter of 2011.  Net foreign exchange losses increased by $1.4 million in 2012 when compared to 2011.

Income Tax Expense

Income tax expense for the three months ended March 31, 2012 was $14.9 million, a decrease of $6.9 million compared to $21.8 million for the same quarter of 2011 primarily due to lower pre-tax income in 2012 when compared to 2011.  Our effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $183.6 million as of March 31, 2012 increased $53.3 million over December 31, 2011 resulting principally from operating cash flows of $96.9 million generated in the first quarter of 2012.  We used a portion of those cash flows to fund capital expenditures of $30.0 million and to pay dividends on our common stock of $16.6 million.

As of March 31, 2012, we had $481.7 million of principal indebtedness consisting of $98.0 million 8% Senior Notes ($100 million at maturity) due 2019 and $383.7 million of borrowings outstanding under our Credit Agreement.  No amounts were borrowed under our Revolving Credit Facility as of March 31, 2012. We had $9.3 million of outstanding letters of credit as of March 31, 2012 which reduced our borrowing availability to $115.7 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our Credit Agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of March 31, 2012, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Canadian tax authorities have issued tax reassessments for years 2002-2006 which are under audit, totaling approximately $59.7 million, including interest through March 2012 challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company would post collateral in the form of a $34.9 million performance bond and make cash payments of approximately $24.8 million.  Of these cash payments, the Company has paid $17.2 million and it has agreed to pay an additional $3.4 million in 2012 with the remaining balance to be paid after 2012.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In August 2011, a tornado struck our salt mine and salt mechanical evaporation plant in Goderich, causing extensive damage to our property, plant and equipment; significant clean up costs; and interference with our operations.  Losses caused by the tornado have affected our 2011 and 2012 consolidated financial statements and liquidity and will continue to impact our 2012 consolidated financial statements through at least the fourth quarter of 2012.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  In addition, we may not have been able to estimate the full amount of losses caused by the tornado.  In the first quarter of 2012, we recognized $5.9 million of clean-up and restoration costs in our consolidated statements of operations.  This was offset by $5.9 million recognized for expected insurance recoveries.  In addition, we estimate business interruption losses of approximately $14 million in the first quarter of 2012, and we had approximately $9 million of capital expenditures due to the tornado. Business interruption losses and capital expenditures to replace or repair assets reduce cash flows available for other operating needs of our business.  The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity. We received approximately $25.0 million of insurance advances in the first quarter of 2012.  The Company recorded approximately $5.9 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations and the remaining balance of approximately $19.1 million as deferred revenue in accrued expenses in the consolidated balance sheets as of March 31, 2012.  In total, the Company has received $50 million of insurance advances since the tornado and recorded approximately $29.6 million of deferred revenue in accrued expenses in its consolidated balance sheets as of March 31, 2012. The remaining $20.4 million of total insurance advances received has been recorded as a reduction to salt product costs in the consolidated statements of operations in 2011 and 2012 to offset recognized impairment charges and site clean-up and restoration costs.

For the Three Months Ended March 31, 2012 and 2011

Net cash flows provided by operating activities for the three months ended March 31, 2012 were $96.9 million, a decrease of $73.9 million compared to $170.8 million for the first quarter of 2011. We had a reduction in working capital items of $19.1 million in the first quarter of 2012 compared to a reduction of $92.3 million in the first quarter 2011. These reductions provided a portion of our cash flows from operations, and reflects the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $30.3 million and $72.4 million for the three months ended March 31, 2012 and 2011, respectively, resulted from capital expenditures of $30.0 million and $16.7 million, respectively.  Our capital expenditures in 2012 include capital expenditures for activities to support the SOP evaporation plant expansion and yield improvement projects at the Great Salt Lake and approximately $9 million for the replacement of assets damaged or destroyed by the tornado.  The remaining capital expenditures were primarily for routine replacements.  In addition, we invested $56.8 million for the acquisition of Big Quill in January 2011.

Financing activities during the first quarter of 2012 used $17.2 million of cash flows, primarily to make $16.6 million of dividend payments and $1.0 million of debt payments.  During the first quarter of 2011, we used $14.0 million of cash flows, primarily to make $15.1 million of dividend payments which was partially offset by proceeds received from stock option exercises.

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

	Three Months Ended March 31,
	2012	2011
Net earnings	$39.9	$56.5
Interest expense	5.0	5.7
Income tax expense	14.9	21.8
Depreciation, depletion and amortization	15.7	16.4
EBITDA	75.5	100.4
Other non-operating expenses:
Other expense, net	1.6	0.6
Adjusted EBITDA	$77.1	$101.0

We estimate business interruption losses of approximately $14 million which have been included in the consolidated statements of operations in the first quarter of 2012. Also, our operating earnings were unfavorably impacted in the first quarter of 2012 by significantly milder than average winter weather in the markets we serve.  In the first quarter of 2011, we estimate that there was no significant impact on our sales or operating earnings from winter weather.

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

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the consolidated financial statements.  This guidance conforms the wording which describes many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not materially expand the Company’s consolidated financial statement footnote disclosures.

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

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments and interest rate swap agreements, and may take further actions to mitigate our exposure to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2012 with respect to legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this quarterly report.

Item 5.	Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors since the filing of the Company's most recent proxy statement.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.1*	Current Form of Three-Year Performance Stock Unit Award Agreement
10.2*	Summary of Non-Employee Director Compensation Program
10.3*	Compass Minerals International, Inc. Current Form of Independent Director Deferred Stock Award Agreement
10.4*	Current Form of Non-Qualified Stock Option Award Agreement
10.5*	Current Form of Change in Control Severance Agreement
10.6*	Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan
31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer
32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer
95*	Mine Safety Disclosures
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: April 27, 2012	/s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: April 27, 2012	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Vice President and Chief Financial Officer