Form 10-Q
period 2012-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2012-07-30
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to __________________________________

Commission File Number 001-31921
Compass Minerals International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3972986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9900 West 109th Street
Suite 100
Overland Park, KS 66210
(913) 344-9200
(Address of principal executive offices, zip code and telephone number, including area code)

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
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 25, 2012 was 33,109,404 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited) June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$147.6	$130.3
Receivables, less allowance for doubtful accounts of $2.0 in 2012 and $2.4 in 2011	85.0	158.8
Inventories	215.2	207.2
Deferred income taxes, net	6.0	7.2
Other	8.9	12.3
Total current assets	462.7	515.8
Property, plant and equipment, net	606.5	573.4
Intangible assets, net	58.8	57.5
Other	64.0	58.8
Total assets	$1,192.0	$1,205.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$156.0
Accounts payable	43.2	86.8
Accrued expenses	70.3	59.2
Accrued salaries and wages	15.9	17.3
Income taxes payable	0.8	6.6
Accrued interest	1.0	0.9
Total current liabilities	135.1	326.8
Long-term debt, net of current portion	480.2	326.7
Deferred income taxes, net	70.6	70.7
Other noncurrent liabilities	32.7	34.7
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	43.1	37.4
Treasury stock, at cost — 2,257,860 shares at June 30, 2012 and 2,344,060 shares at December 31, 2011	(4.3)	(4.5)
Retained earnings	388.7	372.5
Accumulated other comprehensive income	45.5	40.8
Total stockholders' equity	473.4	446.6
Total liabilities and stockholders' equity	$1,192.0	$1,205.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$178.5	$179.9	$493.8	$570.5

Shipping and handling cost	42.9	44.1	136.4	158.8
Product cost	97.1	91.5	236.1	259.8
Gross profit	38.5	44.3	121.3	151.9

Selling, general and administrative expenses	23.0	22.2	44.4	45.2
Operating earnings	15.5	22.1	76.9	106.7

Other (income) expense:
Interest expense	4.5	5.2	9.5	10.9
Other, net	3.1	(0.4)	4.7	0.2
Earnings before income taxes	7.9	17.3	62.7	95.6
Income tax (benefit) expense	(1.6)	3.3	13.3	25.1
Net earnings	$9.5	$14.0	$49.4	$70.5

Basic net earnings per common share	$0.28	$0.42	$1.47	$2.11
Diluted net earnings per common share	$0.28	$0.42	$1.47	$2.11

Weighted-average common shares outstanding (in thousands):
Basic	33,093	32,889	33,064	32,862
Diluted	33,118	32,922	33,088	32,894

Cash dividends per share	$0.495	$0.45	$0.99	$0.90

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$9.5	$14.0	$49.4	$70.5
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) in both the three and six months ended June 30, 2012 and $(1.4) and $(1.3) in the three and six months ended June 30, 2011, respectively	0.1	3.8	0.3	3.4
Unrealized gain on cash flow hedges, net of tax of $(0.8) in both the three and six months ended June 30, 2012 and $(0.2) and $(1.1) in the three and six months ended June 30, 2011, respectively	1.3	0.3	1.2	1.8
Cumulative translation adjustment	(14.3)	0.4	3.2	12.3
Comprehensive income (loss)	$(3.4)	$18.5	$54.1	$88.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2012
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2011	$0.4	$37.4	$(4.5)	$372.5	$40.8	$446.6
Dividends on common stock				(33.2)		(33.2)
Shares issued for restricted stock units		(0.1)	0.1			-
Stock options exercised		1.4	0.1			1.5
Income tax benefits from equity awards		0.8				0.8
Stock-based compensation		3.6				3.6
Comprehensive income				49.4	4.7	54.1
Balance, June 30, 2012	$0.4	$43.1	$(4.3)	$388.7	$45.5	$473.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$49.4	$70.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	31.5	32.8
Finance fee amortization	0.7	0.7
Early extinguishment and refinancing of long-term debt	2.8	-
Stock-based compensation	3.6	3.3
Deferred income taxes	0.4	4.5
Other, net	0.8	2.2
Insurance advances for operating purposes, Goderich tornado	18.0	-
Changes in operating assets and liabilities, net of acquisition:
Receivables	75.6	97.6
Inventories	(7.7)	38.8
Other assets	1.3	4.0
Accounts payable and accrued expenses	(58.6)	(66.1)
Other liabilities	(2.3)	5.8
Net cash provided by operating activities	115.5	194.1
Cash flows from investing activities:
Capital expenditures	(64.4)	(43.7)
Acquistion of a business, net	-	(58.1)
Other, net	(0.7)	1.0
Net cash used in investing activities	(65.1)	(100.8)
Cash flows from financing activities:
Principal payments on long-term debt	(385.7)	(2.1)
Issuance of long-term debt	387.0	-
Fees paid to refinance long-term debt	(1.8)	-
Deferred financing costs	(2.0)	-
Dividends paid	(33.2)	(30.1)
Proceeds received from stock option exercises	1.5	1.9
Excess tax benefits from equity compensation awards	0.8	1.7
Other	-	(0.1)
Net cash used in financing activities	(33.4)	(28.7)
Effect of exchange rate changes on cash and cash equivalents	0.3	2.3
Net change in cash and cash equivalents	17.3	66.9
Cash and cash equivalents, beginning of the year	130.3	91.1
Cash and cash equivalents, end of period	$147.6	$158.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$8.4	$10.3
Income taxes paid, net of refunds	$22.4	$37.6

In connection with the January 2011 acquisition of Big Quill Resources, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired, net of deferred tax liabilites and cash acquired(a)		$60.0
Cash paid during the six months ended June 30, 2011		(58.1)
Liabilities assumed		$1.9
(a)	The Company recorded $11.1 million of deferred tax liabilities and acquired cash of $2.4 million.

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMP”, “Compass Minerals”, or the “Company”), through its subsidiaries, is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the U.K.  Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The Company provides highway deicing products to customers in North America and the U.K., and specialty fertilizer to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  Compass Minerals also provides records management services to businesses located in the U.K.

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

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the consolidated financial statements.  This guidance conforms the wording which describes many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

2.	Goderich Tornado:

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  The evaporation plant resumed limited activities in late September 2011 and reached full capacity by the end of the first quarter of 2012.  However, the mine still requires significant repairs and reconstruction to fully restore the damaged surface structures and operating assets.

The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have and will occur at these facilities and to our business related to the tornado. The Company made an estimate of the impairment of its property, plant and equipment pertaining to the impacted areas at both of the Goderich facilities.  The Company may need to record additional impairment charges as more information becomes available.  In addition, the Company incurred clean-up costs related to the storm. The Company expects to be fully reimbursed by its insurers for the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred. For the three and six months ended June 30, 2012, the impairment and clean-up and restoration costs incurred and insurance recoveries recognized in the consolidated statements of operations are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Product cost:
Property, plant and equipment impairment charges	$-	$-
Site clean-up and restoration costs	1.1	7.0
Estimated insurance recoveries recognized	(1.1)	(7.0)

Net impact on product cost excluding business interruption	$-	$-

The Company received approximately $25.0 million of insurance advances in the first quarter of 2012.  The Company recorded approximately $1.1 million and $7.0 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations for the three months and six months ended June 30, 2012, respectively.  The Company also has recorded approximately $18.0 million as deferred revenue in 2012 in accrued expenses in the consolidated balance sheets and has presented this amount in its operating section of the consolidated statements of cash flows for the six months ended June 30, 2012.  In total, the Company has received $50 million of insurance advances since the tornado occurred and recorded approximately $27.5 million of deferred revenue in accrued expenses in its consolidated balance sheets as of June 30, 2012. In addition, the Company has recorded approximately $21.5 million of total insurance advances received as a reduction to salt product costs in the consolidated statements of operations in 2011 and 2012 to offset recognized impairment charges and site clean-up and restoration costs.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges of $4.8 million which was recorded in 2011. However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.

The Company expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations. Thus far, the Company has identified approximately $3 million and $17 million for the three and six months ended June 30, 2012, respectively, of estimated losses that it believes qualify as recoverable business interruption losses for a total of approximately $33 million of identified estimated losses since the tornado occurred. The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  The Company believes the impact of estimated lost sales, lost production and additional expenses that will be incurred related to the tornado will be substantially covered by the Company’s insurance policies.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.

3.	Inventories:

Inventories consist of the following (in millions):

	June 30,	December 31,
	2012	2011
Finished goods	$171.1	$169.4
Raw materials and supplies	44.1	37.8
Total inventories	$215.2	$207.2

4.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	June 30,	December 31,
	2012	2011
Land, buildings and structures and leasehold improvements	$282.2	$275.9
Machinery and equipment	557.3	541.8
Office furniture and equipment	21.7	21.3
Mineral interests	174.9	174.4
Construction in progress	113.8	68.8
	1,149.9	1,082.2
Less accumulated depreciation and depletion	(543.4)	(508.8)
Property, plant and equipment, net	$606.5	$573.4

5.	Goodwill and Intangible Assets, Net:

In January 2011, the Company acquired the stock of Big Quill Resources, Inc. (“Big Quill Resources”), Canada’s leading producer of SOP, in an all-cash transaction for $58.1 million. Big Quill Resources produces high-purity SOP through a facility located at Big Quill Lake in Saskatchewan, Canada.  The acquisition was accounted for as a business combination in accordance with U.S. GAAP.  The Company engaged an independent third-party expert to assist in the valuations utilized for the purchase price allocation.  The purchase price in excess of the fair value of tangible assets acquired has been allocated to identifiable intangible assets and goodwill, which are not deductible for tax purposes.  In connection with the acquisition, the Company acquired identifiable intangible assets, which consisted principally of a supply agreement which entitles the Company to the rights to purchase potassium chloride (“MOP” or “KCl”) as a raw material used in the SOP manufacturing process through a long-term supply agreement.

In addition to the Big Quill Resources supply agreement, intangible assets consist of purchased rights to produce SOP, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights and customer relationships are being amortized over 50 years, 25 years and 7-10 years, respectively.  The water rights and tradename have an indefinite life and have a value of $5.2 million and $0.7 million, respectively.  None of the intangible assets with finite lives have a residual value. Amortization expense was $0.5 million during both periods for the three months ended June 30, 2012 and 2011 and $1.0 million during both periods for the six months ended June 30, 2012 and 2011.

6.	Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.  In addition, the Company settled an income tax audit and recognized a reduction to income tax expense of approximately $3.0 million in the second quarter of 2012.

At June 30, 2012 and December 31, 2011, the Company had approximately $5.9 million and $5.8 million, respectively, of gross federal net operating losses (“NOLs”) that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of June 30, 2012 and December 31, 2011, the Company’s valuation allowance was $1.4 million and $1.5 million, respectively.  In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian tax authorities have issued tax reassessments for years 2002-2006 which are under audit, totaling approximately $58.3 million, including interest through June 2012, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company would post collateral in the form of a $33.7 million performance bond (including approximately

$7.5 million of the performance bond which will be cancelled and paid in cash) and make cash payments of approximately $32.1 million (including the $7.5 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, the Company has paid $17.7 million and it has agreed to pay an additional $2.2 million in 2012 with the remaining balance to be paid after 2012.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, the Company has recently been notified by a Canadian taxing authority that the authority intends to reassess the Company for periods which have already been settled by agreement between the Company, the Canadian taxing authority and the U.S. taxing authorities.  We have fully complied with the agreement since entering into it and we believe this threatened action is highly unusual.  We intend to seek to enforce the contract which provided the basis upon which our tax returns were previously filed and settled, should that be necessary. It is not possible to reasonably estimate the exposure at this time. However, we currently expect the ultimate outcome of this matter will not have a material impact on our results of operations or financial condition.

7.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30,	December 31,
	2012	2011
Term Loan due December 2012	$-	$98.3
Incremental Term Loan due December 2012	-	55.3
Extended Term Loan due January 2016	-	231.1
Term Loan due May 2017	386.0	-
Revolving Credit Facility due October 2015	-	-
8% Senior Notes due June 2019	98.1	98.0
	484.1	482.7
Less current portion	(3.9)	(156.0)
Long-term debt	$480.2	$326.7

In May 2012, we amended and restated our senior secured credit facility and refinanced our term loans into a single term loan.  The new term loan carries an interest rate of 1.75 percent over LIBOR. In connection with the refinancing of our term loans, the Company recorded a $2.8 million charge in the second quarter of 2012 which is included in other expense in its consolidated statements of operations, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million. The new term loan is secured by substantially all existing and future assets of the Company’s subsidiaries.

8.	U.K. Pension Plan:

The components of net periodic benefit cost for the three and six months ended June 30, 2012 and 2011 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$0.7	$0.9	$1.4	$1.9
Expected return on plan assets	(0.7)	(0.9)	(1.4)	(1.8)
Net amortization	0.3	0.5	0.5	1.0
Net pension expense	$0.3	$0.5	$0.5	$1.1

During the six months ended June 30, 2012, the Company made $1.2 million of contributions to its pension plan.

In the second quarter of 2011, the Company offered all non-retired members of the U.K. Pension (the “Plan”) the opportunity to transfer their accrued benefits out of the Plan in return for an enhancement to their transfer value.  The transfer extinguishes the Plan’s liabilities to those members who elected this option.  As of June 30, 2011, the Company made transfers to four members of the Plan.  In connection with this transfer, the Company has recognized in its consolidated statements of operations approximately $1.1 million of expense for the three and six months ended, June 30, 2011. In addition, the Company amended the Plan to allow retired members an additional option in the calculation of their annual benefit payments.

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

10.	Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended June 30, 2012
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$119.9	$56.2	$2.4	$178.5
Intersegment sales	0.2	2.7	(2.9)	-
Shipping and handling cost	36.8	6.1	-	42.9
Operating earnings (loss)	12.9	13.9	(11.3)	15.5
Depreciation, depletion and amortization	9.7	5.2	0.9	15.8
Total assets (as of end of period)	726.4	389.1	76.5	1,192.0

	Three Months Ended June 30, 2011
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$127.3	$49.5	$3.1	$179.9
Intersegment sales	0.3	2.5	(2.8)	-
Shipping and handling cost	38.0	6.1	-	44.1
Operating earnings (loss)	13.6	18.7	(10.2)	22.1
Depreciation, depletion and amortization	10.1	5.1	1.2	16.4
Total assets (as of end of period)	696.1	359.9	73.8	1,129.8

	Six Months Ended June 30, 2012
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$374.2	$114.7	$4.9	$493.8
Intersegment sales	0.4	3.1	(3.5)	-
Shipping and handling cost	122.8	13.6	-	136.4
Operating earnings (loss)	65.3	34.6	(23.0)	76.9
Depreciation, depletion and amortization	19.3	10.4	1.8	31.5

	Six Months Ended June 30, 2011
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$459.7	$104.9	$5.9	$570.5
Intersegment sales	0.5	2.6	(3.1)	-
Shipping and handling cost	144.9	13.9	-	158.8
Operating earnings (loss)	90.8	38.0	(22.1)	106.7
Depreciation, depletion and amortization	20.4	10.0	2.4	32.8
(a) “Corporate and Other” includes corporate entities, the records management business and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

11.	Stockholders’ Equity and Equity Instruments:

In 2012, the Company has granted 92,472 stock options, 40,889 restricted stock units (“RSUs”) and 24,534 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

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

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first quarter of 2012 is included in the table below. The weighted-average grant date fair value of these options was $22.99.

Range
Fair value of options granted	$21.85 - $24.84
Exercise price	$71.69 - $76.81
Expected term (years)	3 - 6
Expected volatility	44.4% - 47.9%
Dividend yield	2.5%
Risk-free rate of return	0.7% - 1.1%

To estimate the fair value of the PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk free rate was determined using the same methodology as the option valuations as discussed above. The estimated fair value of the PSUs granted in 2012 is $74.87 per unit.

During the six months ended June 30, 2012, the Company reissued 43,187 shares of treasury stock related to the exercise of stock options, 42,439 shares related to the release of RSUs which vested and 574 shares related to a stock payment.  The Company recorded additional tax benefits of $0.8 million from its equity compensation awards as additional paid-in capital during the first six months of 2012. During the six months ended June 30, 2012 and 2011, the Company recorded $3.6 million and $3.3 million, respectively, of compensation expense in each period pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2012.

	Stock Options		RSUs		PSUs(a)
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2011	520,530	$57.94	109,264	$73.35	25,398	$91.99
Granted	92,472	71.87	40,889	71.87	24,534	74.87
Exercised (b)	(43,187)	34.49	-	-	-	-
Released from restriction (b)	-	-	(42,439)	58.99	-	-
Cancelled/Expired	-	-	-	-	-	-
Outstanding at June 30, 2012	569,815	$61.98	107,714	$78.45	49,932	$83.58

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

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, amortization of the unrealized net pension costs, the change in the unrealized loss on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income as of and for the six months ended June 30, 2012 are as follows (in millions):

	Balance		Balance
	December 31,	2012	June 30,
	2011	Change	2012
Unrealized gain (loss) on net pension obligations	$(5.3)	$0.3	$(5.0)
Unrealized gain (loss) on cash flow hedges	(3.4)	1.2	(2.2)
Cumulative foreign currency translation adjustment	49.5	3.2	52.7
Accumulated other comprehensive income	$40.8	$4.7	$45.5

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income are reflected net of applicable income taxes.

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

Cash Flow Hedges

As of June 30, 2012, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of June 30, 2012 and December 31, 2011 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an ongoing basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of June 30, 2012, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2014.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2012 and December 31, 2011, the Company had agreements in place to hedge forecasted natural gas purchases of 2.5 and 2.9 million MMBtus, respectively.

As of June 30, 2012, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $3.1 million of net losses on derivative instruments related to its natural gas hedges.

The following table presents the fair value of the Company’s hedged items as of June 30, 2012 and December 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives

Derivatives designated as hedging instruments(a):	Balance Sheet Location	June 30, 2012	Balance Sheet Location	June 30, 2012

Commodity contracts(b)	Other current assets	$0.3	Accrued expenses	$3.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.3
Total derivatives designated as hedging instruments		$0.3		$3.7

(a)
As of June 30, 2012, the Company has commodity hedge agreements with three counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are almost entirely payable to one counterparty.  The amount recorded as an asset is due from two counterparties.

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

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three and six months ended June 30, 2012 and 2011 (in millions):

		Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$(0.5)	$(1.6)	$1.6	$(3.6)
Total		$(0.5)	$(1.6)	$1.6	$(3.6)

		Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$-	$-	$-	$(0.6)
Commodity contracts	Product cost	(0.1)	(0.4)	-	(2.3)
Total		$(0.1)	$(0.4)	$-	$(2.9)

Risks not Hedged

In addition to the United States, the Company conducts its business in Canada and the U.K. The Company’s operations may, therefore, be subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and the results of operations may be affected adversely as currency fluctuations affect the Company’s product prices and operating costs. The Company’s historical results do not reflect any material foreign currency exchange hedging activity. However, the Company may engage in hedging activities in the future to reduce the exposure of its net cash flows to fluctuations in foreign currency exchange rates.

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

	June 30, 2012	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.9	$6.9	$-	$-
Derivatives - natural gas instruments	0.1	-	0.1	-
Total Assets	$7.0	$6.9	$0.1	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.9)	$(6.9)	$-	$-
Derivatives – natural gas instruments	(3.5)	-	(3.5)	-
Total Liabilities	$(10.4)	$(6.9)	$(3.5)	$-

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $6.9 million and $6.3 million as of June 30, 2012 and December 31, 2011, respectively, are stated at fair value based on quoted market prices.  As of June 30, 2012, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $107.5 million (level 2) compared with the aggregate principal amount at maturity of $100 million. The fair value at June 30, 2012 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $386.0 million (level 2) which is the aggregate principal amount at maturity.

14.	Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net earnings	$9.5	$14.0	$49.4	$70.5
Less: net earnings allocated to participating securities (a)	(0.2)	(0.2)	(0.7)	(1.2)
Net earnings available to common shareholders	$9.3	$13.8	$48.7	$69.3
Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,093	32,889	33,064	32,862
Weighted-average stock options outstanding (b)	25	33	24	32
Shares for diluted earnings per share	33,118	32,922	33,088	32,894
Net earnings per common share, basic	$0.28	$0.42	$1.47	$2.11
Net earnings per common share, diluted	$0.28	$0.42	$1.47	$2.11

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to 429,000 participating securities for both the three and six months ended June 30, 2012 and 545,000 and 551,000 participating securities for the three and six months ended June 30, 2011.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 716,000 and 685,000 weighted options and performance stock units for the three and six months ended June 30, 2012, respectively, and 746,000 and 729,000 weighted options outstanding for the three and six months ended June 30, 2011, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

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

Results of Operations

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  The evaporation plant resumed limited activities in late September 2011 and reached full capacity by the end of the first quarter of 2012. However, the mine still requires significant repairs and reconstruction to fully restore the damaged surface structures and operating assets.  In the last half of 2011, we recorded approximately $4.8 million for the impairment of our property, plant and equipment at the facilities. However, we may need to record additional impairment charges as more information becomes available.  In addition, we have incurred clean-up and restoration costs related to the tornado. We expect to be fully reimbursed by our insurers for the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred.  In the latter half of 2011, we recognized in the consolidated statements of operations the asset impairment charges and clean-up costs incurred of $14.5 million offset by the expected insurance recoveries of $14.5 million. In 2012, we recorded $1.1 million and $7.0 million of clean-up and restoration costs in the consolidated statements of operations for the three and six months ended June 30, 2012, respectively, which were fully offset in each period by the expected insurance recoveries.

We incurred approximately $23 million of capital expenditures during the first six months of 2012 to replace damaged or destroyed property, plant and equipment from the tornado bringing total capital expenditures for replacement property, plant and equipment to $40 million.  We estimate we will spend another approximately $20 million primarily during the remainder of 2012 to complete the replacement of all property, plant and equipment impacted by the tornado.  Capital expenditures to replace damaged property, plant and equipment will result in an increase in depreciation expense in future years.  We also expect to have a substantial business interruption claim to offset the lost profits and to offset certain additional expenses incurred related to the ongoing operations. Since the tornado occurred, we have identified to date approximately $33 million ($16 million in 2011, $14 million in the first quarter of 2012 and $3 million in the second quarter of 2012) of estimated losses that we believe qualify as recoverable business interruption losses. However, we may not have been able to estimate the full amount of losses incurred since the tornado occurred. The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  We expect to incur significant costs and other losses associated with the tornado (which we intend to seek recovery from a business interruption insurance claim) through at least the fourth quarter of 2012.  These costs and losses are largely related to higher per-unit costs to produce inventory and to purchase finished goods inventories and are expected to continue into the 2012-2013 winter season when the inventories are likely sold to serve contracted business.  We also experienced other incremental losses and costs due to the tornado related to our ongoing business.  We believe the impact from lost sales, lost production and additional expenses we will incur will be substantially covered by our insurance policies.  Any business interruption insurance recoveries will be recognized in “product cost” in the consolidated statements of operations when the insurance claim has been settled.

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in our served regions.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter and earnings are typically lower than the first and fourth quarters.  In the first quarter of 2012, winter weather was significantly milder than average and unfavorably impacted our sales and operating earnings.  As a result, we expect to have lower rock salt production at our mines in 2012, which is also expected to result in increased per-unit costs through the 2012-2013 winter season.  Due to the milder than average 2011-2012 winter season, we expect that highway deicing volumes will be lower in the third quarter of 2012 principally related to a decline in early fill orders as compared to the same period in 2011.  In the first quarter of 2011, the frequency of winter weather was higher than long-term averages, yet inventory constraints limited our ability to capitalize on more-severe-than-average weather in some of the regions we serve.  As a result, we estimate that there was no significant impact on our sales or operating earnings in the first quarter of 2011 from winter weather.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, but it also impacts our inventory levels, which influence production volume, the resulting cost per ton, and ultimately our profit margins.

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf. Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Because our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and relative dryness of the weather conditions during that time impact the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP feedstock available to convert to finished product.  During the summer of 2011, localized rains and cooler weather, especially early in the summer, slowed the summer solar evaporation process at this operation, when compared to more-typical weather, reducing the amount of precipitated minerals over the solar season, which are the raw materials utilized to produce SOP.  The reduced minerals deposited will likely reduce SOP finished goods production volumes from our solar ponds in 2012, and increase per-unit production costs accordingly. We have also purchased and consumed some higher-cost mineral feedstock for SOP production in 2012. We expect the higher per-unit production costs for the inventory produced in 2012 to continue to impact our margins until early 2013 when we expect the remaining inventory produced in 2012 will be sold.  In the early stages of the 2012 solar evaporation season, the weather has been hot and dry.  Thus far, we have experienced a more typical precipitation of raw materials from which we produce our finished SOP, and significantly more than in the same period as last year’s solar season.  These raw materials will be utilized to produce SOP primarily in 2013.

Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality are generally lower when potassium chloride (“MOP” or “KCl”) is used as a potassium nutrient, rather than SOP. Market prices for MOP are well above historical levels though below the historic-high prices seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above MOP market pricing, and the resulting average price of our SOP has fluctuated dramatically in recent years.  We expect SOP pricing to retain a premium to MOP although as MOP pricing increases, the amount and percentage of the premium tends to decrease.

Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  The tightening of available transportation services together with higher fuel costs has increased our shipping and handling costs on a per ton basis over the last several years.  Shipping and handling costs on a per-ton basis for the six months ended June 30, 2012 have increased when compared to those experienced in the first six months of 2011 partially as a result of higher oil-based fuel costs.  Future period per-unit costs will continue to be influenced by oil-based fuel costs.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our deicing and water conditioning products, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  We expect to incur significant costs and other losses associated with the tornado.  These costs and losses are related to higher per-unit costs to produce inventory and to purchase finished goods inventories from third parties to serve anticipated deliveries we were committed to serve.  These costs and losses are expected to continue into the 2012-2013 winter season when the inventories are likely sold to serve contracted business.  (See discussion above for historical and expected trends in costs and losses due to the effects of the Goderich tornado and our expectations of recovering these costs and losses.)  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have purchased KCl for certain water conditioning and consumer deicing applications at higher prices than the prior year, which has increased input costs, although the impact on the Company’s gross margin is not expected to be significant.  The Company’s SOP production in Canada purchases KCl under a very long-term supply agreement.  Our production methods at that site use the purchased KCl to create high-purity SOP.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations for Big Quill Resources have been included in our specialty fertilizer segment results from the date of acquisition in January 2011. The results of operations of the records management business include sales of $2.4 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively, and $4.9 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Salt Sales (in millions)
Salt sales	$119.9	$127.3	$374.2	$459.7
Less: salt shipping and handling	36.8	38.0	122.8	144.9
Salt product sales	$83.1	$89.3	$251.4	$314.8
Salt Sales Volumes (thousands of tons)
Highway deicing	1,101	1,296	4,205	5,574
Consumer and industrial	493	483	999	1,067
Total tons sold	1,594	1,779	5,204	6,641
Average Salt Sales Price (per ton)
Highway deicing	$45.39	$43.28	$54.94	$53.42
Consumer and industrial	141.72	147.58	143.29	151.86
Combined	75.20	71.58	71.90	69.23

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$56.2	$49.5	$114.7	$104.9
Less: SOP shipping and handling	6.1	6.1	13.6	13.9
SOP product sales	$50.1	$43.4	$101.1	$91.0
SOP Sales Volumes (thousands of tons)	91	83	187	178
SOP Average Price (per ton)	$612	$600	$612	$591

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales

Sales for the second quarter of 2012 of $178.5 million decreased 1.4 million, or 1% compared to $179.9 million for the same quarter of 2011. Sales primarily include revenues from the sale of our salt and specialty fertilizer products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Shipping and handling costs decreased $1.2 million from $44.1 million in the second quarter of 2011 to $42.9 million in the second quarter of 2012 due primarily to lower salt sales volumes in the second quarter of 2012 when compared to same period of 2011.

Product sales for the second quarter of 2012 of $133.2 million increased $0.5 million compared to $132.7 million for the same period in 2011 principally reflecting higher specialty fertilizer segment product sales partially offset by lower salt segment product sales.

Salt product sales for the second quarter of 2012 of $83.1 million decreased $6.2 million, or 7% compared to $89.3 million for the same period in 2011.  The decrease in the second quarter was due primarily to lower salt segment sales volumes, which comprised the entire product sales decline.  Salt sales volumes in the quarter decreased by 185,000 tons from 2011 levels principally due to lower sales of rock salt and specialty deicing products in our highway business particularly in the U.K. where preseason demand in 2011 was more robust than in 2012.  In the second quarter of 2012, we realized average selling price improvements in our highway business, which were principally the result of the bid award pricing achieved in last year’s summer bid season and which were partially offset by the impact of the modest strengthening of the U.S. dollar in the second quarter of 2012 when compared to the prior year exchange rate for the Canadian dollar.

SOP product sales for the second quarter of 2012 of $50.1 million increased $6.7 million, or 15% compared to $43.4 million for the same period in 2011.  This increase was due primarily to an 8,000 ton (10%) increase in sales volumes in the second quarter of 2012 when compared to the prior year, which contributed approximately $6 million to the increase in specialty fertilizer product sales.  In addition, our average per-ton market price increased 2% in the second quarter of 2012 and contributed approximately $1 million of the increase in specialty fertilizer product sales.

Gross Profit

Gross profit for the second quarter of 2012 of $38.5 million decreased $5.8 million or 13% compared to $44.3 million in the second quarter of 2011.  As a percent of total sales, 2012 gross margin decreased by three percentage points, from 25% in the second quarter of 2011 to 22% in the second quarter of 2012.  The gross margin for the SOP segment decreased primarily due to the impact of higher per-unit production costs relating to the impact on production of localized rains and cooler weather at our Ogden facility experienced in the summer of 2011 and the related higher costs associated with the use of purchased mineral feedstock to supplement the reduction of pond-based SOP production.  The gross margin for the salt segment decreased primarily to lower highway deicing sales volumes and the impact of higher average per-unit salt product costs in the second quarter of 2012 as a result of the effects of a tornado which struck our salt mine and salt mechanical evaporation plant, both located in Goderich, Ontario in August 2011. Thus far, we have identified approximately $3 million of estimated losses incurred in the second quarter of 2012 that we believe qualify as recoverable business interruption losses.  Any insurance recoveries related to business interruption will be recognized in “product cost” in the consolidated statements of operations when the insurance claim has been settled.  Also during the second quarter of 2012, we recorded approximately $1.1 million of clean-up and restoration costs which were offset by $1.1 million of expected insurance recoveries.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2012 of $23.0 million increased $0.8 million, or 4% compared to $22.2 million for the same period of 2011.  The increase in expense is primarily due to higher compensation expenses.

Interest Expense

Interest expense for the second quarter of 2012 of $4.5 million decreased $0.7 million compared to $5.2 million for the same period in 2011. This decrease is primarily due to lower interest rates resulting from the refinancing of our term loans in May 2012.

Other (Income) Expense, Net

Other expense was $3.1 million for the second quarter of 2012 and other income was $0.4 million for the second quarter of 2011.  The second quarter of 2012 includes a $2.8 million charge related to the refinancing of our term loans in May 2012, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.  In addition, net foreign exchange losses were $0.4 million in the second quarter of 2012 as compared to foreign exchange gains of $0.2 million in the second quarter of 2011.

Income Tax (Benefit) Expense

Income taxes for the second quarter of 2012 resulted in a benefit of $1.6 million as compared to an expense of $3.3 million for the second quarter of 2011 partially reflecting lower pretax income.  In the second quarter of 2012, we settled an income tax audit which resulted in a $3.0 million reduction to income tax expense.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Sales

Sales for the six months ended June 30, 2012 of $493.8 million decreased $76.7 million, or 13% compared to $570.5 million for the six months ended June 30, 2011.  Shipping and handling costs were $136.4 million during the first six months of 2012, a decrease of $22.4 million compared to $158.8 million for the same period in 2011.  The decrease in shipping and handling costs is primarily due to lower salt sales volumes in the first six months of 2012 when compared to same period of 2011.  Fuel costs were slightly higher for the six months ended June 30, 2012 when compared with 2011, principally during the first quarter of 2012, and unfavorably impacted shipping and handling costs.

Product sales for the first six months of 2012 of $352.5 million decreased $53.3 million, or 13% compared to $405.8 million for the same period in 2011 principally reflecting lower product sales in the salt segment and higher product sales for our specialty fertilizer segment.

Salt product sales of $251.4 million for the six months ended June 30, 2012 decreased $63.4 million or 20% compared to $314.8 million in 2011. The decrease in the first six months of 2012 was due primarily to lower salt segment sales volumes, which contributed approximately $63 million to the reduced salt product sales.  Salt sales volumes in 2012 decreased by 1,437,000 tons from 2011 levels consisting of lower highway sales volumes principally due to lower sales of rock salt and specialty deicing products and lower consumer and industrial volumes from consumer deicing products.  The decrease in volumes was due to the significantly milder than average weather in the first quarter of 2012 in the markets we serve.  In the first quarter of 2011, the impact on our salt sales due to winter weather was estimated by the Company to be near average.  In the first six months of 2012, price improvements for our highway business were partially offset by lower average selling prices for our consumer and industrial business due to product mix.  In addition, the strengthening of the U.S. dollar in the first half of 2012 when compared to the prior year exchange rate for the Canadian dollar, unfavorably impacted product sales by approximately $2 million.

SOP product sales of $101.1 million for the six months ended June 30, 2012 increased $10.1 million, or 11% over $91.0 million during the same period in 2011. This increase was due to an increase in specialty fertilizer sales volumes and an increase in our average market price to $612 per ton in the first six months of 2012 compared to $591 per ton in the same period in 2011.

Gross Profit

Gross profit for the six months ended June 30, 2012 of $121.3 million decreased $30.6 million, or 20% compared to $151.9 million for the same period in 2011.  As a percent of total sales, 2012 gross margin decreased by two percentage points, from 27% to 25%.  The gross profit for the salt segment contributed approximately $27 million to the decline in gross profit due to lower salt deicing volumes and the impact of higher average per-unit salt product costs in the first six months of 2012 as a result of the effects of a tornado which struck our salt mine and salt mechanical evaporation plant, both located in Goderich, Ontario in August 2011. The reduction in gross profit was offset by improved per-unit costs, excluding the estimated effects of the tornado, due to improved operating efficiencies primarily at our North American salt mining operations related to 2011 operations. The first six months of 2011 was also unfavorably impacted by higher costs, when inventory with higher-than typical production costs in 2010, was sold in the first quarter of 2011. However, as a result of the tornado, we have identified to date approximately $17 million of estimated losses incurred in the first half of 2012 that we believe qualify as recoverable business interruption losses.  Any insurance recoveries related to business interruption will be recognized in “product cost” in the consolidated statements of operations when the insurance claim has been settled.  Also during the first six months of 2012, we recorded $7.0 million of clean-up and restoration costs which were offset by $7.0 million of expected insurance recoveries. The specialty fertilizer segment gross profit decreased by approximately $3 million in the first six months of 2012 principally due to higher per-unit production costs resulting from localized rains and cooler weather experienced in the summer of 2011 at our Ogden facility, which reduced solar pond-based SOP production volumes and resulted in the Company using higher cost purchased mineral feedstock.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of 2012 of $44.4 million decreased $0.8 million, or 2% compared to $45.2 million for the same period of 2011.  The decrease in expense is primarily due to lower variable compensation expense in the first six months of 2012 partially offset by higher other compensation expenses and professional services costs when compared to the same period in 2011.

Interest Expense

Interest expense for the first six months of 2012 of $9.5 million decreased $1.4 million compared to $10.9 million for the same period in 2011. This decrease is primarily due to the expiration of our interest rate swap agreements which fixed interest rates in the first quarter of 2011 and lower interest rates due to the refinancing of our term loans in May 2012.

Other (Income) Expense, Net

Other expense of $4.7 million for the first six months of 2012 increased $4.5 million from $0.2 million in the same period of 2011.  The second quarter of 2012 includes a $2.8 million charge related to the refinancing of our term loans in May 2012, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.  In addition, net foreign exchange losses were $2.6 million in the first six months of 2012 when compared to foreign exchange losses of $0.6 million in the same period in 2011.

Income Tax (Benefit) Expense

Income tax expense of $13.3 million for the six months ended June 30, 2012 decreased $11.8 million from $25.1 million for the same period in 2011 partially reflecting the decline in pre-tax income in 2012.  In addition, we settled an income tax audit which resulted in a $3.0 million reduction to income tax expense in the six months ended June 30, 2012. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $147.6 million as of June 30, 2012 increased $17.3 million over December 31, 2011 resulting principally from operating cash flows of $115.5 million generated in the first six months of 2012.  We used a portion of those cash flows to fund capital expenditures of $64.4 million and to pay dividends on our common stock of $33.2 million.

As of June 30, 2012, we had $484.1 million of principal indebtedness consisting of $98.1 million 8% Senior Notes ($100 million at maturity) due 2019 and $386.0 million of borrowings outstanding under our Credit Agreement.  In May 2012, we amended and restated our senior secured credit facility and refinanced our term loans into a single term loan.  The new term loan carries an interest rate of 1.75 percent over LIBOR.  No amounts were borrowed under our Revolving Credit Facility as of June 30, 2012. We had $7.8 million of outstanding letters of credit as of June 30, 2012 which reduced our Revolving Credit Facility borrowing availability to $117.2 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our Credit Agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of June 30, 2012, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by the values charged on the transfer price of our products between them.  We calculate values charged on transfers based on guidelines established by the multi-national organization which publishes accepted tax guidelines recognized in all of the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary income taxes, profits and cash flows are realized.  Some of our calculated values have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations are proper and consistent with the accepted guidelines, we can make no assurance that the final resolution of these matters with all of the relevant taxing authorities will be consistent with our existing tax return calculations and resulting financial statements.  Additionally, the timing for settling these challenges may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access to consolidated cash on hand in all jurisdictions and future cash flows from operations.

Canadian tax authorities have issued tax reassessments for years 2002-2006 which are under audit, totaling approximately $58.3 million, including interest through June 2012, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company would post collateral in the form of a $33.7 million performance bond (including approximately $7.5 million of the performance bond which will be cancelled and paid in cash) and make cash payments of approximately $32.1 million (including the $7.5 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, the Company has paid $17.7 million and it has agreed to pay an additional $2.2 million in 2012 with the remaining balance to be paid after 2012.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, the Company has recently been notified by a Canadian taxing authority that the authority intends to reassess the Company for periods which have already been settled by agreement between the Company, the Canadian taxing authority and the U.S. taxing authorities.  We have fully complied with the agreement since entering into it and we believe this threatened action is highly unusual.  We intend to seek to enforce the contract which provided the basis upon which our tax returns were previously filed and settled, should that be necessary. It is not possible to reasonably estimate the exposure at this time. However, we currently expect the ultimate outcome of this matter will not have a material impact on our results of operations or financial condition. In the event that a reassessment is issued, Canadian regulations would require us to post security with the tax authority for a portion of the reassessment until the dispute is resolved, and the security would be required to be posted in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authority.  The security posted may be material, and could materially impact our available liquidity.  Depending on the final outcome of these reassessments, our available liquidity could change.

In August 2011, a tornado struck our salt mine and salt mechanical evaporation plant in Goderich, causing extensive damage to our property, plant and equipment; significant clean up costs; and interference with our operations.  Losses caused by the tornado have affected our 2011 and 2012 consolidated financial statements and liquidity and will continue to impact our 2012 consolidated financial statements through at least the fourth quarter of 2012.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  We do not believe a final settlement will occur until 2013.  In addition, we may not have been able to estimate the full amount of losses caused by the tornado.  In 2012, we recorded $1.1 million and $7.0 million of clean-up and restoration costs in the consolidated statements of operations for the three and six months ended June 30, 2012, respectively,  which were fully offset in each period by the expected insurance recoveries. Since the tornado occurred, we have identified to date approximately $33 million ($16 million in 2011, $14 million in the first quarter of 2012 and $3 million in the second quarter of 2012) of estimated losses that we believe qualify as recoverable business interruption losses. Thus far in 2012, we have had approximately $23 million of capital expenditures due to the tornado. Business interruption losses and capital expenditures to replace or repair assets reduce cash flows available for other operating needs of our business.  The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity. We received approximately $25.0 million of insurance advances in the first quarter of 2012.  The Company recorded approximately $7.0 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations and the remaining balance of approximately $18.0 million as deferred revenue in accrued expenses in the consolidated balance sheets n the first six months of 2012.  In total, the Company has received $50 million of insurance advances since the tornado and recorded approximately $27.5 million of deferred revenue in accrued expenses in its consolidated balance sheets as of June 30, 2012. We have also recorded $21.5 million of total insurance advances received as a reduction to salt product costs in the consolidated statements of operations in 2011 and 2012 to offset recognized impairment charges and site clean-up and restoration costs.

For the Six Months Ended June 30, 2012 and 2011

Net cash flows provided by operating activities for the six months ended June 30, 2012 were $115.5 million, a decrease of $78.6 million compared to $194.1 million for the first six months of 2011. We had a reduction in working capital items of $10.6 million in the first six months of 2012 compared to a reduction of $74.3 million in the first six months of 2011. These reductions provided a portion of our cash flows from operations, and reflects the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $65.1 million and $100.8 million for the six months ended June 30, 2012 and 2011, respectively, resulted from capital expenditures of $64.4 million and $43.7 million respectively.  Our capital expenditures in 2012 include expenditures to support the SOP evaporation plant expansion and yield improvement projects at our Great Salt Lake operations and capital expenditures of approximately $23 million for the replacement of assets damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements. In 2011, we invested $58.1 million for the acquisition of Big Quill.

Net cash flows used by financing activities for the six months ended June 30, 2012 were $33.4 million, resulting from dividend payments of $33.2 million, which was partially offset by proceeds received from stock option exercises.  During the first six months of 2011, we used $28.7 million of cash flows, primarily to make $30.1 million of dividend payments which was partially offset by proceeds received from stock option exercises.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$9.5	$14.0	$49.4	$70.5
Interest expense	4.5	5.2	9.5	10.9
Income tax (benefit) expense	(1.6)	3.3	13.3	25.1
Depreciation, depletion and amortization	15.8	16.4	31.5	32.8
EBITDA	28.2	38.9	103.7	139.3
Other non-operating expenses:
Other (income) expense, net	3.1	(0.4)	4.7	0.2
Adjusted EBITDA	$31.3	$38.5	$108.4	$139.5

Thus far, we have identified approximately $3 million and $17 million of estimated losses in the consolidated statements of operations in the three and six months ended June 30, 2012, respectively, related to the effects of the 2011 tornado at Goderich.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  Also, our operating earnings were unfavorably impacted in the six months ended June 30, 2012 by significantly milder than average winter weather in the markets we serve.  In the six months ended June 30, 2011, we estimate that there was no significant impact on our sales or operating earnings from winter weather.

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

In May 2011, the FASB issued guidance related to fair value measurements and disclosures in the consolidated financial statements.  This guidance conforms the wording which describes many of the requirements in U.S. GAAP to International Financial Reporting Standards to ensure the related standards are consistently applied.  The guidance also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is effective during interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

10.1***
Amendment and Restatement Agreement dated as of May 18, 2012 (incorporated herein by reference to Exhibit 10.1 of the Compass Minerals International, Inc. Current Report on Form 8-K dated May 24, 2012)

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C.§1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer, and Rodney L. Underdown, Vice President and Chief Financial Officer

95*	Mine Safety Disclosures

101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements)

*      Filed herewith
**    Furnished herewith
***  Confidential treatment has been requested for portions of this exhibit.  The confidential portions of the exhibit have been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: July 30, 2012	/s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: July 30, 2012	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Vice President and Chief Financial Officer