Form 10-Q
period 2012-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2012-10-29
CIK 1227654

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to ___________________

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 25, 2012 was 33,110,639 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Content

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$116.4	$130.3
Receivables, less allowance for doubtful accounts of $2.2 in 2012 and $2.4 in 2011	110.0	158.8
Inventories	227.3	207.2
Deferred income taxes, net	7.0	7.2
Other	10.2	12.3
Total current assets	470.9	515.8
Property, plant and equipment, net	640.3	573.4
Intangible assets, net	60.2	57.5
Other	66.6	58.8
Total assets	$1,238.0	$1,205.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$156.0
Accounts payable	62.8	86.8
Accrued expenses	76.4	59.2
Accrued salaries and wages	14.9	17.3
Income taxes payable	0.8	6.6
Accrued interest	3.0	0.9
Total current liabilities	161.8	326.8
Long-term debt, net of current portion	479.3	326.7
Deferred income taxes, net	72.4	70.7
Other noncurrent liabilities	34.9	34.7
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	45.1	37.4
Treasury stock, at cost — 2,256,625 shares at September 30, 2012 and 2,344,060 shares at December 31, 2011	(4.3)	(4.5)
Retained earnings	381.6	372.5
Accumulated other comprehensive income	66.8	40.8
Total stockholders' equity	489.6	446.6
Total liabilities and stockholders' equity	$1,238.0	$1,205.5

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$181.0	$229.1	$674.8	$799.6

Shipping and handling cost	40.9	56.1	177.3	214.9
Product cost	103.9	102.0	340.0	361.8
Gross profit	36.2	71.0	157.5	222.9

Selling, general and administrative expenses	22.1	22.4	66.5	67.6
Operating earnings	14.1	48.6	91.0	155.3

Other (income) expense:
Interest expense	4.2	5.0	13.7	15.9
Other, net	(0.3)	(1.7)	4.4	(1.5)
Earnings before income taxes	10.2	45.3	72.9	140.9
Income tax expense	0.8	10.7	14.1	35.8
Net earnings	$9.4	$34.6	$58.8	$105.1

Basic net earnings per common share	$0.28	$1.04	$1.76	$3.14
Diluted net earnings per common share	$0.28	$1.03	$1.75	$3.14

Weighted-average common shares outstanding (in thousands):
Basic	33,110	32,906	33,080	32,877
Diluted	33,138	32,931	33,105	32,907

Cash dividends per share	$0.495	$0.45	$1.485	$1.35

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net earnings	$9.4	$34.6	$58.8	$105.1
Other comprehensive income (loss):
Gain from change in pension obligations, net of tax of $0.1 and $(0.1) in the three and nine months ended September 30, 2012, respectively, and $(0.0) and $(1.3) in the three and nine months ended September 30, 2011, respectively	0.3	1.1	0.6	4.5
Net gain (loss) on cash flow hedges, net of tax of $(0.7) and $(1.5) in the three and nine months ended September 30, 2012, respectively, and $0.1 and $(1.0) in the three and nine months ended September 30, 2011, respectively	1.2	(0.1)	2.4	1.7
Cumulative translation adjustment	19.8	(26.2)	23.0	(13.9)
Comprehensive income	$30.7	$9.4	$84.8	$97.4

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2012
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance, December 31, 2011	$0.4	$37.4	$(4.5)	$372.5	$40.8	$446.6
Dividends on common stock				(49.7)		(49.7)
Shares issued for restricted stock units		(0.1)	0.1			-
Stock options exercised		1.5	0.1			1.6
Income tax benefits from equity awards		0.9				0.9
Stock-based compensation		5.4				5.4
Comprehensive income				58.8	26.0	84.8
Balance, September 30, 2012	$0.4	$45.1	$(4.3)	$381.6	$66.8	$489.6

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$58.8	$105.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	47.2	48.8
Finance fee amortization	1.0	1.1
Early extinguishment and refinancing of long-term debt	2.8	-
Stock-based compensation	5.4	4.8
Deferred income taxes	(2.0)	5.4
Other, net	1.0	4.7
Asset impairment charges, Goderich tornado	-	4.1
Insurance advances for operating purposes, Goderich tornado	16.3	-
Insurance receivable accrued, Goderich tornado	-	(2.2)
Insurance advances for investment purposes, Goderich tornado	-	(4.1)
Changes in operating assets and liabilities, net of acquisition:
Receivables	52.0	67.0
Inventories	(16.5)	18.3
Other assets	(3.0)	4.3
Accounts payable and accrued expenses	(29.9)	(58.1)
Other liabilities	(0.9)	1.6
Net cash provided by operating activities	132.2	200.8
Cash flows from investing activities:
Capital expenditures	(98.9)	(66.5)
Insurance advances for investment purposes, Goderich tornado	-	4.1
Acquisition of a business, net	-	(58.1)
Other, net	(1.0)	0.7
Net cash used in investing activities	(99.9)	(119.8)
Cash flows from financing activities:
Principal payments on long-term debt	(386.7)	(3.2)
Issuance of long-term debt	387.0	-
Fees paid to refinance long-term debt	(1.8)	-
Deferred financing costs	(2.2)	-
Dividends paid	(49.7)	(45.1)
Proceeds received from stock option exercises	1.6	1.9
Excess tax benefits from equity compensation awards	0.9	1.9
Net cash used in financing activities	(50.9)	(44.5)
Effect of exchange rate changes on cash and cash equivalents	4.7	(4.2)
Net change in cash and cash equivalents	(13.9)	32.3
Cash and cash equivalents, beginning of the year	130.3	91.1
Cash and cash equivalents, end of period	$116.4	$123.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11.4	$13.1
Income taxes paid, net of refunds	$30.4	$42.4

In connection with the January 2011  acquisition of Big Quill Resources, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired, net of deferred tax liabilites and cash acquired(a)	$60.0
Cash paid during the nine months ended September 30, 2011	(58.1)
Liabilities assumed	$1.9
(a) The Company recorded $11.1 million of deferred tax liabilities and acquired cash of $2.4 million.

The accompanying notes are an integral part of the consolidated financial statements.

Table of Content

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2011 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

Recent Accounting Pronouncements – In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance, which allows entities to use a qualitative approach to test indefinite-lived intangibles for impairment.  The new guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying value.  If the fair value is less than the carrying value, the entity would be required to perform a quantitative impairment test.  This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this standard will not impact the Company’s consolidated financial statements.

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

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  However, the mine still requires significant repairs and reconstruction to fully restore the damaged surface structures and operating assets. The evaporation plant resumed limited activities in late September 2011 and reached full capability by the end of the first quarter of 2012.

The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have and will occur at these facilities and to our business related to the tornado. The Company made an estimate of the impairment of its property, plant and equipment pertaining to the impacted areas at both of the Goderich facilities.  The Company may need to record additional impairment charges as more information becomes available.  In addition, the Company incurred clean-up

Table of Content

costs related to the storm. The Company expects to be fully reimbursed by its insurers for the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred, net of the Company’s deductible. The impairment and clean-up and restoration costs incurred and insurance recoveries recognized in the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Product cost:
Property, plant and equipment impairment charges	$-	$4.1	$-	$4.1
Site clean-up and restoration costs	1.7	5.3	8.7	5.3
Estimated insurance recoveries recognized	(1.7)	(9.4)	(8.7)	(9.4)

Net impact on product cost excluding business interruption	$-	$-	$-	$-

The Company received approximately $25.0 million of insurance advances in the first quarter of 2012.  The Company recorded approximately $1.7 million and $8.7 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations for the three months and nine months ended September 30, 2012, respectively.  The Company also has recorded approximately $16.3 million as deferred revenue in 2012 in accrued expenses in the consolidated balance sheets and has presented this amount in its operating section of the consolidated statements of cash flows for the nine months ended September 30, 2012.  In total, the Company has received $50.0 million of insurance advances since the tornado occurred and recorded approximately $26.3 million of deferred revenue in accrued expenses in its consolidated balance sheets as of September 30, 2012. In addition, the Company has recorded approximately $23.2 million of total insurance advances received as a reduction to salt product costs in the consolidated statements of operations in 2011 and 2012 to offset recognized impairment charges and site clean-up and restoration costs.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges of $4.8 million which was recorded for the year ended December 31, 2011. However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.

The Company also expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  Thus far, the Company has identified approximately $1 million and $18 million for the three and nine months ended September 30, 2012, respectively, of estimated losses that it believes qualify as recoverable business interruption losses for a total of approximately $34 million of identified estimated losses since the tornado occurred. The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  The Company believes the impact of estimated lost sales, lost production and additional expenses that will be incurred related to the tornado will be substantially covered by the Company’s insurance policies.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.

3.	Inventories:

Inventories consist of the following (in millions):

	September 30,	December 31,
	2012	2011
Finished goods	$183.1	$169.4
Raw materials and supplies	44.2	37.8
Total inventories	$227.3	$207.2

Table of Content

4.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	September 30,	December 31,
	2012	2011
Land, buildings and structures and leasehold improvements	$288.2	$275.9
Machinery and equipment	571.8	541.8
Office furniture and equipment	21.9	21.3
Mineral interests	178.5	174.4
Construction in progress	148.1	68.8
	1,208.5	1,082.2
Less accumulated depreciation and depletion	(568.2)	(508.8)
Property, plant and equipment, net	$640.3	$573.4

5.	Goodwill and Intangible Assets, Net:

In January 2011, the Company acquired the stock of Big Quill Resources, Inc. (“Big Quill Resources”), Canada’s leading producer of SOP, in an all-cash transaction for $58.1 million. Big Quill Resources produces high-purity SOP through a facility located at Big Quill Lake in Saskatchewan, Canada.  The acquisition was accounted for as a business combination in accordance with U.S. GAAP.  The Company engaged an independent third-party expert to assist in the valuations utilized for the purchase price allocation.  The purchase price in excess of the fair value of tangible assets acquired has been allocated to identifiable intangible assets and goodwill, which are not deductible for tax purposes.  In connection with the acquisition, the Company acquired identifiable intangible assets, which consisted principally of a long-term supply agreement which entitles the Company to the rights to purchase potassium chloride (“MOP” or “KCl”) as a raw material used in the SOP manufacturing process.

In addition to the Big Quill Resources supply agreement, other intangible assets consist of purchased rights to produce SOP, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights and customer relationships are being amortized over 50 years, 25 years and 7-10 years, respectively.  The water rights and tradename have indefinite lives and have a value of $5.2 million and $0.7 million, respectively.  None of the intangible assets with finite lives has a residual value. Total amortization expense for the Company was $0.5 million during both periods for the three months ended September 30, 2012 and 2011 and $1.5 million during both periods for the nine months ended September 30, 2012 and 2011.

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

At September 30, 2012 and December 31, 2011, the Company had approximately $6.2 million and $5.8 million, respectively, of gross federal net operating losses (“NOLs”) that expire in various years through 2028. The Company records valuation allowances for portions of its deferred tax assets relating to NOLs that it does not believe are more likely than not to be realized.  As of September 30, 2012 and December 31, 2011, the Company’s valuation allowance was $1.3 million and $1.5 million, respectively.  In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have issued tax reassessments for years 2002-2007 which are under audit, totaling approximately $67 million, including interest through September 2012, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company would post

Table of Content

collateral of approximately $35 million in a performance bond (including approximately $8 million of the performance bond which will be cancelled and paid in cash) and make cash payments of approximately $40 million (including approximately $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, the Company has paid approximately $20 million and it has agreed to pay an additional approximately $1 million during the remainder of 2012 with the remaining balance to be paid after 2012.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, the Canadian federal taxing authority has reassessed the Company for years 2004-2006 which have already been settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The total amount of the reassessments, including penalties, related to this matter totals approximately $101 million.  The Company is currently in discussion with the Canadian federal taxing authority regarding the required approximately $62 million of collateral necessary to proceed with future appeals or litigation.  The Company has fully complied with the agreement since entering into it and the Company believes this action is highly unusual.  The Company is seeking to enforce the contract which provided the basis upon which the Company’s tax returns were previously filed and settled. The Company expects the ultimate outcome of this matter will not have a material impact on the Company’s results of operations or financial condition, however the Company can provide no assurance as to the ultimate outcome of this matter.

Additionally, the Company has other assessments and disputed positions with taxing authorities in its various jurisdictions.

7.	Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2012	2011
Term Loan due December 2012	$-	$98.3
Incremental Term Loan due December 2012	-	55.3
Extended Term Loan due January 2016	-	231.1
Term Loan due May 2017	385.1	-
Revolving Credit Facility due October 2015	-	-
8% Senior Notes due June 2019	98.1	98.0
	483.2	482.7
Less current portion	(3.9)	(156.0)
Long-term debt	$479.3	$326.7

In May 2012, we amended and restated our senior secured credit facility and refinanced our term loans into a single term loan.  The new term loan carries an interest rate of 1.75 percent over LIBOR. In connection with the refinancing of our term loans, the Company recorded a $2.8 million charge in the second quarter of 2012 which is included in other expense in its consolidated statements of operations for the nine months ended September 30, 2012, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million. The new term loan is secured by substantially all existing and future assets of the Company’s subsidiaries.

8.	U.K. Pension Plan:

The components of net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest cost on projected benefit obligation	$0.7	$1.0	$2.1	$2.9
Expected return on plan assets	(0.7)	(0.9)	(2.1)	(2.7)
Net amortization	0.2	0.5	0.7	1.5
Net pension expense	$0.2	$0.6	$0.7	$1.7

Table of Content

During the nine months ended September 30, 2012, the Company made $1.5 million of contributions to its pension plan.

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

10.	Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended September 30, 2012
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$122.5	$54.9	$3.6	$181.0
Intersegment sales	0.2	1.1	(1.3)	-
Shipping and handling cost	34.9	6.0	-	40.9
Operating earnings (loss)	12.8	13.1	(11.8)	14.1
Depreciation, depletion and amortization	9.4	5.2	1.1	15.7
Total assets (as of end of period)	749.7	403.6	84.7	1,238.0

	Three Months Ended September 30, 2011
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$175.5	$51.1	$2.5	$229.1
Intersegment sales	0.2	1.2	(1.4)	-
Shipping and handling cost	50.6	5.5	-	56.1
Operating earnings (loss)	40.5	19.4	(11.3)	48.6
Depreciation, depletion and amortization	10.0	5.0	1.0	16.0
Total assets (as of end of period)	688.6	369.9	66.6	1,125.1

Table of Content

	Nine Months Ended September 30, 2012
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$496.7	$169.6	$8.5	$674.8
Intersegment sales	0.6	4.2	(4.8)	-
Shipping and handling cost	157.7	19.6	-	177.3
Operating earnings (loss)	78.1	47.7	(34.8)	91.0
Depreciation, depletion and amortization	28.7	15.6	2.9	47.2

	Nine Months Ended September 30, 2011
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$635.2	$156.0	$8.4	$799.6
Intersegment sales	0.7	3.8	(4.5)	-
Shipping and handling cost	195.5	19.4	-	214.9
Operating earnings (loss)	131.3	57.4	(33.4)	155.3
Depreciation, depletion and amortization	30.4	15.0	3.4	48.8

(a) “Corporate and Other” includes corporate entities, the records management business, other incidental business operations and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

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

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during 2012 is included in the table below. The weighted-average grant date fair value of these options was $22.99.

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

Table of Content

stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk free rate was determined using the same methodology as the option valuations as discussed above. The estimated fair value of the PSUs granted in 2012 is $74.87 per unit.

During the nine months ended September 30, 2012, the Company reissued 44,137 shares of treasury stock related to the exercise of stock options, 42,439 shares related to the release of RSUs which vested and 859 shares related to a stock payment.  The Company recorded additional tax benefits of $0.9 million from its equity compensation awards as additional paid-in capital during the first nine months of 2012. During the nine months ended September 30, 2012 and 2011, the Company recorded $5.4 million and $4.8 million, respectively, of compensation expense in each period pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2012.

	Stock Options		RSUs		PSUs(a)
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2011	520,530	$57.94	109,264	$73.35	25,398	$91.99
Granted	92,472	71.87	40,889	71.87	24,534	74.87
Exercised (b)	(44,137)	34.97	-	-	-	-
Released(b)	(289)	77.11	(42,439)	58.99	-	-
Cancelled/Expired	-	-	(102)	78.36	-	-
Outstanding at September 30, 2012	568,576	$61.98	107,612	$78.45	49,932	$83.58

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

(b)	Common stock issued for exercised options and RSUs released were reissued from treasury stock.

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, amortization of the unrealized net pension costs, the change in the unrealized loss on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income as of and for the nine months ended September 30, 2012 are as follows (in millions):

	Balance		Balance
	December 31,	2012	September 30,
	2011	Change	2012
Unrealized gain (loss) on net pension obligations	$(5.3)	$0.6	$(4.7)
Unrealized gain (loss) on cash flow hedges	(3.4)	2.4	(1.0)
Cumulative foreign currency translation adjustment	49.5	23.0	72.5
Accumulated other comprehensive income	$40.8	$26.0	$66.8

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

Cash Flow Hedges

As of September 30, 2012, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the statement of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the

Table of Content

related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of September 30, 2012 and December 31, 2011 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item on the income statement. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting initially and on an ongoing basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is used at several of the Company’s production facilities and a change in natural gas prices impacts the Company’s operating margin.  As of September 30, 2012, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2014.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to hedge portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2012 and December 31, 2011, the Company had agreements in place to hedge forecasted natural gas purchases of 2.0 and 2.9 million MMBtus, respectively.

As of September 30, 2012, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $1.3 million of net losses on derivative instruments related to its natural gas hedges.

The following table presents the fair value of the Company’s hedged items as of September 30, 2012 and December 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	September 30, 2012	Balance Sheet Location	September 30, 2012

Commodity contracts(b)	Other current assets	$0.5	Accrued expenses	$1.8
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments		$0.5		$2.0

(a)
As of September 30, 2012, the Company has commodity hedge agreements with three counterparties.  All of the amounts recorded as liabilities for the Company’s commodity contracts are almost entirely payable to one counterparty.  The amount recorded as an asset is due from one counterparty.

(b)
The Company has master netting agreements with its counterparties and accordingly has netted approximately $0.1 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

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

Table of Content

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three and nine months ended September 30, 2012 and 2011 (in millions):

		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$(0.6)	$(1.3)	$1.0	$(4.9)
Total		$(0.6)	$(1.3)	$1.0	$(4.9)

		Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$-	$-	$-	$(0.6)
Commodity contracts	Product cost	2.0	(1.9)	2.0	(4.1)
Total		$2.0	$(1.9)	$2.0	$(4.7)

Risks not Hedged

In addition to the United States, the Company conducts its business in Canada and the U.K. The Company’s operations may, therefore, be subject to volatility as a result of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies and the results of operations may be affected adversely as currency fluctuations affect the Company’s product prices and operating costs. The Company’s historical results do not reflect any material foreign currency exchange hedging activity. However, the Company may engage in hedging activities in the future to reduce the exposure of its net cash flows to fluctuations in foreign currency exchange rates.

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

Table of Content

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

	September 30, 2012	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$7.2	$7.2	$-	$-
Derivatives - natural gas instruments	0.4	-	0.4	-
Total Assets	$7.6	$7.2	$0.4	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(7.2)	$(7.2)	$-	$-
Derivatives – natural gas instruments	(1.9)	-	(1.9)	-
Total Liabilities	$(9.1)	$(7.2)	$(1.9)	$-

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $7.2 million and $6.3 million as of September 30, 2012 and December 31, 2011, respectively, are stated at fair value based on quoted market prices.  As of September 30, 2012, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $108.0 million (level 2) compared with the aggregate principal amount at maturity of $100 million. The fair value at September 30, 2012 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $385.1 million (level 2) which is the aggregate principal amount at maturity.

Table of Content

14.	Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net earnings	$9.4	$34.6	$58.8	$105.1
Less: net earnings allocated to participating securities (a)	(0.1)	(0.5)	(0.7)	(1.7)
Net earnings available to common shareholders	$9.3	$34.1	$58.1	$103.4
Denominator (in thousands):
Weighted-average common shares outstanding,shares for basic earnings per share	33,110	32,906	33,080	32,877
Weighted-average stock options outstanding (b)	28	25	25	30
Shares for diluted earnings per share	33,138	32,931	33,105	32,907
Net earnings per common share, basic	$0.28	$1.04	$1.76	$3.14
Net earnings per common share, diluted	$0.28	$1.03	$1.75	$3.14

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to 419,000 and 426,000 participating securities for the three and nine months ended September 30, 2012, respectively, and 532,000 and 545,000 participating securities for the three and nine months ended September 30, 2011.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 707,000 and 697,000 weighted options and performance stock units for the three and nine months ended September 30, 2012, respectively, and 741,000 and 733,000 weighted options outstanding for the three and nine months ended September 30, 2011, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Table of Content

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 22, 2012, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Results of Operations

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in the regions we serve.  Inventory management practices are employed to respond to the varying level of demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter and earnings are typically lower than the first and fourth quarters.  In the first quarter of 2012, winter weather was significantly milder than average and unfavorably impacted our sales and operating earnings.  As a result, we expect to have lower rock salt production at our mines in 2012, when compared to production following an average winter.  The lower rock salt production is also expected to result in increased per-unit costs through the 2012-2013 winter season.  Additionally, since the winter was abnormally mild, customer inventory levels were unusually high exiting the 2011-2012 winter.  This higher than typical customer inventory has resulted in lower early fill sales in the third quarter of 2012.  In the first quarter of 2011, the frequency of winter weather events was higher than long-term averages, yet inventory constraints limited our ability to capitalize on more-severe-than-average weather in some of the regions we serve.

Table of Content

As a result, we estimated that there was no significant impact on our sales or operating earnings in the first quarter of 2011 from winter weather.

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  However, the mine still requires significant repairs and reconstruction to fully restore the damaged surface structures and operating assets.  The evaporation plant resumed limited activities in late September 2011 and reached full capacity by the end of the first quarter of 2012. We recorded approximately $4.1 million and $0.7 million in the third and fourth quarters of 2011, respectively, for the impairment of our property, plant and equipment at the facilities. However, we may need to record additional impairment charges as more information becomes available.  In addition, we have incurred clean-up and restoration costs related to the tornado. We expect to be fully reimbursed by our insurers for the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred, net of our deductible.  In the third quarter of 2011, we recognized in the consolidated statements of operations asset impairment charges and clean-up and restoration costs incurred of $9.4 million fully offset by the expected insurance recoveries of $9.4 million. In 2012, we recorded $1.7 million and $8.7 million of clean-up and restoration costs in the consolidated statements of operations for the three and nine months ended September 30, 2012, respectively, which were fully offset in each period by the expected insurance recoveries.

We incurred approximately $31 million of capital expenditures during the first nine months of 2012 to replace and, in some instances, improve property, plant and equipment damaged or destroyed from the tornado bringing total capital expenditures for replacement and improvements to the property, plant and equipment to $48 million.  Improvements to the property, plant and equipment will not be reimbursed under our insurance policies.  We estimate we will spend another approximately $10 million during the next two quarters to complete the replacement of all property, plant and equipment impacted by the tornado.  Capital expenditures to replace damaged property, plant and equipment will result in an increase in depreciation expense in future years.  We also expect to have a substantial business interruption claim to offset the lost profits and to offset certain additional expenses incurred related to the ongoing operations. Since the tornado occurred, we have identified to date approximately $34 million ($16 million in the fourth quarter of 2011, and $18 million in the first nine months of 2012) of estimated losses that we believe qualify as recoverable business interruption losses. However, we may not have been able to estimate the full amount of losses incurred since the tornado occurred. The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  We still expect to incur additional costs and other losses associated with the tornado (which we intend to seek recovery from a business interruption insurance claim) through at least the fourth quarter of 2012.  These costs and losses are largely related to higher per-unit costs to produce inventory and to purchase finished goods inventories and will continue into the 2012-2013 winter season when the inventories are likely sold to serve contracted business.  We also experienced other incremental losses and costs due to the tornado related to our ongoing business.  We believe the impact from lost sales, lost production and additional expenses we will incur will be substantially covered by our insurance policies.  Any business interruption insurance recoveries will be recognized as a reduction to “product cost” in the consolidated statements of operations when the insurance claim has been settled.

Our sulfate of potash (“SOP”) product is used principally in the production of specialty fertilizers for high-value crops and turf. Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and relative dryness of the weather conditions during that time impact the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP feedstock available to convert to finished product.  During the summer of 2011, localized rains and cooler weather, especially early in the summer, slowed the summer solar evaporation process at this operation, when compared to more-typical summer weather, reducing the amount of precipitated minerals over the solar season, which are the raw materials utilized to produce SOP.  The reduced minerals precipitated has decreased SOP finished goods production volumes from our solar ponds in 2012, and increased per-unit production costs accordingly. We have also purchased and consumed some higher-cost mineral feedstock for SOP production in 2012. We expect the higher per-unit production costs for the inventory produced in 2012 to continue to impact our margins until early 2013 when we expect the remaining inventory produced in 2012 will be sold.  In the 2012 solar evaporation season, the weather has been more typical than the 2011 season.  Therefore, we expect a better-than-normal deposit of raw materials from which we produce our finished SOP, and significantly more than the same period of 2011’s solar season.  These raw materials will be utilized to produce SOP primarily in 2013.

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

Table of Content

above MOP market pricing, and the resulting average price of our SOP has fluctuated dramatically in recent years.  We expect SOP pricing to retain a premium to MOP although as MOP pricing increases, the amount and percentage of the premium tends to decrease.

Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Shipping and handling costs on a per-ton basis for the nine months ended September 30, 2012 have increased when compared to those experienced in the first nine months of 2011 partially as a result of higher oil-based fuel costs.  Future period per-unit costs will continue to be influenced by oil-based fuel costs.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our deicing and water conditioning products, are also significant.  The Company’s production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Miners at our Goderich, Ontario mine took part in a strike from August 20 to September 30, 2012. The strike resulted in additional incremental costs of approximately $1 million in the third quarter of 2012, which includes the effects of lower salt production during the strike. Additionally, unscheduled maintenance at our Cote Blanche mine increased per-unit costs in the third quarter of 2012. We expect to incur additional costs and other losses associated with the Goderich tornado.  These costs and losses related to the tornado are expected to continue into the 2012-2013 winter season when the remaining tornado-impacted finished goods inventories are likely sold and other losses and costs associated with the tornado will cease to be incurred.  (See discussion above for historical and expected trends in costs and losses due to the effects of the Goderich tornado and our expectations of recovering these costs and losses.)

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

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business include sales of $2.5 million for both the three months ended September 30, 2012 and 2011, respectively, and $7.4 million and $8.4 million for the nine months ended September 30, 2012 and 2011, respectively, and other incidental revenues of $1.1 million for the three and nine months ended September 30, 2012.  These revenues are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

Table of Content

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Salt Sales (in millions)
Salt sales	$122.5	$175.5	$496.7	$635.2
Less: salt shipping and handling	34.9	50.6	157.7	195.5
Salt product sales	$87.6	$124.9	$339.0	$439.7
Salt Sales Volumes (thousands of tons)
Highway deicing	1,070	1,937	5,275	7,511
Consumer and industrial	511	543	1,510	1,610
Total tons sold	1,581	2,480	6,785	9,121
Average Salt Sales Price (per ton)
Highway deicing	$47.12	$48.32	$53.35	$52.10
Consumer and industrial	141.01	150.80	142.52	151.50
Combined	77.45	70.76	73.19	69.64

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$54.9	$51.1	$169.6	$156.0
Less: SOP shipping and handling	6.0	5.5	19.6	19.4
SOP product sales	$48.9	$45.6	$150.0	$136.6
SOP Sales Volumes (thousands of tons)	90	81	277	259
SOP Average Price (per ton)	$615	$631	$613	$603

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Sales

Sales for the third quarter of 2012 of $181.0 million decreased $48.1 million, or 21% compared to $229.1 million for the same quarter of 2011. Sales primarily include revenues from the sale of our salt and specialty fertilizer products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers. Shipping and handling costs decreased $15.2 million from $56.1 million in the third quarter of 2011 to $40.9 million in the third quarter of 2012 due primarily to lower salt sales volumes in the third quarter of 2012 when compared to same period of 2011.

Product sales for the third quarter of 2012 of $136.5 million decreased $34.0 million compared to $170.5 million for the same period in 2011 principally reflecting lower salt segment product sales partially offset by higher specialty fertilizer segment product sales.

Salt product sales for the third quarter of 2012 of $87.6 million decreased $37.3 million, or 30% compared to $124.9 million for the same period in 2011.  The decrease in product sales in the third quarter was due to lower salt sales volumes.  Salt sales volumes in the quarter decreased by 899,000 tons from 2011 levels due to lower sales of rock salt and other deicing products in our highway and consumer and industrial businesses. We experienced unprecedented preseason demand in 2011, while sales volumes in 2012 were lower from the effects of the significantly milder than average 2011-2012 winter season which left customers with higher inventory levels and therefore, reduced the need for early fill orders in the third quarter of 2012.  Additionally, sales of rock salt to non-seasonal chemical producers were lower in the third quarter of 2012 principally due to weakness in the broader economy.  Both highway deicing and consumer and industrial average sales prices were negatively impacted by product mix as a larger portion of our sales volumes were due to lower-priced non-seasonal, non-deicing customers in the third quarter of 2012 when compared to the same period in the prior year.

SOP product sales for the third quarter of 2012 of $48.9 million increased $3.3 million, or 7% compared to $45.6 million for the same period in 2011.  This increase was due primarily to a 9,000 ton, or 11%, increase in sales volumes in the third quarter of 2012 when compared to the prior year, which contributed approximately $4 million to the increase in specialty fertilizer product sales. Our average per-ton sales price decreased 3% in the third quarter of 2012 and negatively impacted specialty fertilizer product sales by approximately $1 million.

Table of Content

Gross Profit

Gross profit for the third quarter of 2012 of $36.2 million decreased $34.8 million or 49% compared to $71.0 million in the third quarter of 2011.  As a percent of total sales, 2012 gross margin decreased by 11 percentage points, from 31% in the third quarter of 2011 to 20% in the third quarter of 2012.  The gross profit for the salt segment decreased primarily due to lower highway deicing sales volumes and the impact of higher average per-unit salt product costs in the third quarter of 2012 as a result of the effects of a tornado which struck our salt mine and salt mechanical evaporation plant, both located in Goderich, Ontario in August 2011. Thus far, we have identified approximately $1 million of estimated losses incurred in the third quarter of 2012 that we believe qualify as recoverable business interruption losses.  Any insurance recoveries related to business interruption will be recognized as a reduction to “product cost” in the consolidated statements of operations when the insurance claim has been settled.  During the third quarter of 2012, we recorded approximately $1.7 million of clean-up and restoration costs which were offset by $1.7 million of expected insurance recoveries.  The strike resulted in additional incremental costs of approximately $1 million in the third quarter of 2012, which includes the effects of lower salt production during the third quarter of 2012.  Additionally, unscheduled maintenance at our Cote Blanche mine increased per-unit costs in the current period.  The gross margin for the SOP segment decreased primarily due to the impact of higher per-unit production costs relating to the impact on per-unit production costs of localized rains and cooler weather at our Ogden facility experienced in the summer of 2011 and the related higher costs associated with the use of purchased mineral feedstock to supplement the reduction of our pond-based SOP production in the third quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2012 of $22.1 million decreased $0.3 million, or 1% compared to $22.4 million for the same period of 2011.  The decrease in expense is primarily due to lower compensation expenses.

Interest Expense

Interest expense for the third quarter of 2012 of $4.2 million decreased $0.8 million compared to $5.0 million for the same period in 2011. This decrease is primarily due to lower interest rates resulting from the refinancing of our term loans in May 2012.

Other (Income) Expense, Net

Other income was $0.3 million for the third quarter of 2012 and was $1.7 million for the third quarter of 2011.  Net foreign exchange losses were $0.3 million in the third quarter of 2012 as compared to foreign exchange gains of $2.0 million in the third quarter of 2011.

Income Tax Expense

Income tax expense for the third quarter of 2012 was $0.8 million as compared to $10.7 million for the third quarter of 2011 primarily reflecting lower pretax income.  Our effective tax rate for the three months ended September 30, 2012 decreased due to lower pre-tax income in 2012 and the effects of refinements made in the third quarter related to the expected full-year tax rate.  These factors reduced income tax expense by approximately $1.4 million in the third quarter of 2012.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Sales

Sales for the nine months ended September 30, 2012 of $674.8 million decreased $124.8 million, or 16% compared to $799.6 million for the nine months ended September 30, 2011.  Shipping and handling costs were $177.3 million during the first nine months of 2012, a decrease of $37.6 million compared to $214.9 million for the same period in 2011.  The decrease in shipping and handling costs is primarily due to lower salt sales volumes in the first nine months of 2012 when compared to same period of 2011.  Fuel costs were slightly higher for the nine months ended September 30, 2012 when compared with 2011 and unfavorably impacted shipping and handling costs.

Product sales for the first nine months of 2012 of $489.0 million decreased $87.3 million, or 15% compared to $576.3 million for the same period in 2011 principally reflecting lower product sales in the salt segment offset partially by higher product sales for our specialty fertilizer segment.

Salt product sales of $339.0 million for the nine months ended September 30, 2012 decreased $100.7 million or 23% compared to $439.7 million in 2011. The decrease in the first nine months of 2012 was due primarily to lower salt sales volumes, which contributed approximately $100 million to the reduced salt product sales.  Salt sales volumes in 2012

Table of Content

decreased by 2,336,000 tons from 2011 levels consisting of lower highway sales volumes principally due to lower sales of rock salt and other deicing products in our highway and consumer and industrial businesses.  The decrease in volumes was primarily due to the significantly milder than average weather in the first quarter of 2012 in the markets we serve.  Additionally, we experienced  unprecedented preseason demand in 2011, while the effects of the significantly milder than average 2011-2012 winter season left customers with higher inventory levels and therefore, reduced the need for early seasonal orders in the third quarter of 2012.  In the first quarter of 2011, the impact on our salt sales due to winter weather was estimated by the Company to be near average.  In the first nine months of 2012, price improvements for our highway business were partially offset by lower average selling prices for our consumer and industrial business due to product mix.  In addition, the strengthening of the U.S. dollar in the nine months of 2012 when compared to the prior year exchange rate for the Canadian dollar, unfavorably impacted product sales by approximately $3 million.

SOP product sales of $150.0 million for the nine months ended September 30, 2012 increased $13.4 million, or 10%, over $136.6 million during the same period in 2011. This increase was due to an increase in specialty fertilizer sales volumes and an increase in our average sales price to $613 per ton in the first nine months of 2012 compared to $603 per ton in the same period in 2011.

Gross Profit

Gross profit for the nine months ended September 30, 2012 of $157.5 million decreased $65.4 million, or 29% compared to $222.9 million for the same period in 2011.  As a percent of total sales, 2012 gross margin decreased by five percentage points, from 28% to 23%.  The gross profit for the salt segment contributed approximately $56 million to the decline in gross profit due to lower salt deicing volumes and the impact of higher average per-unit salt product costs in the first nine months of 2012 as a result of the effects of a tornado which struck our salt mine and salt mechanical evaporation plant, both located in Goderich, Ontario in August 2011. The first nine months of 2011 was also unfavorably impacted by higher costs, when inventory with higher-than typical production costs in 2010, was sold in the first quarter of 2011. Thus far, we have identified to date approximately $18 million of estimated losses incurred in the first nine months of 2012 that we believe qualify as recoverable business interruption losses.  Any insurance recoveries related to business interruption will be recognized as a reduction to “product cost” in the consolidated statements of operations when the insurance claim has been settled.  During the first nine months of 2012, we recorded $8.7 million of clean-up and restoration costs which were offset by $8.7 million of expected insurance recoveries.  Additionally, the strike resulted in additional incremental costs of approximately $1 million in the third quarter of 2012, which includes the effects of lower salt production and unscheduled maintenance at our Cote Blanche mine, increased per-unit costs in the third quarter of 2012.  The reduction in gross profit was offset by modestly improved per-unit costs, excluding the estimated effects of the tornado and the strike, due to improved operating efficiencies primarily at our North American salt mining operations.  The specialty fertilizer segment gross profit decreased by approximately $9 million in the first nine months of 2012 principally due to higher per-unit production costs resulting from localized rains and cooler weather experienced in the summer of 2011 at our Ogden facility, which reduced solar pond-based SOP production volumes and resulted in the Company using higher cost purchased mineral feedstock for production in 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of 2012 of $66.5 million decreased $1.1 million, or 2% compared to $67.6 million for the same period of 2011.  The decrease in expense is primarily due to lower variable compensation expense in the first nine months of 2012 partially offset by higher other compensation expenses when compared to the same period in 2011.

Interest Expense

Interest expense for the first nine months of 2012 of $13.7 million decreased $2.2 million compared to $15.9 million for the same period in 2011. This decrease is primarily due to the expiration of our interest rate swap agreements which fixed interest rates in the first quarter of 2011 and lower interest rates due to the refinancing of our term loans in May 2012.

Other (Income) Expense, Net

Other expense of $4.4 million for the first nine months of 2012 increased $5.9 million compared to other income of $1.5 million in the same period of 2011.  The second quarter of 2012 included a $2.8 million charge related to the refinancing of our term loans in May 2012, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.  In addition, net foreign exchange losses were $2.9 million in the first nine months of 2012 when compared to foreign exchange gains of $1.3 million in the same period in 2011.

Income Tax Expense

Income tax expense of $14.1 million for the nine months ended September 30, 2012 decreased $21.7 million from $35.8 million for the same period in 2011 partially reflecting the decline in pre-tax income in 2012.  In addition, we settled an income tax audit which resulted in a $3.0 million reduction to income tax expense in the nine months ended September 30, 2012. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Table of Content

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

Cash and cash equivalents of $116.4 million as of September 30, 2012 decreased $13.9 million over December 31, 2011.  We used our operating cash flows of $132.2 million generated in the first nine months of 2012 principally to fund capital expenditures of $98.9 million and to pay dividends on our common stock of $49.7 million.

As of September 30, 2012, we had $483.2 million of principal indebtedness consisting of $98.1 million 8% Senior Notes ($100 million at maturity) due 2019 and $385.1 million of borrowings outstanding under our Credit Agreement.  In May 2012, we amended and restated our senior secured credit facility and refinanced our term loans into a single term loan.  The new term loan carries an interest rate of 1.75 percent over LIBOR.  No amounts were borrowed under our Revolving Credit Facility as of September 30, 2012. We had $7.8 million of outstanding letters of credit as of September 30, 2012 which reduced our Revolving Credit Facility borrowing availability to $117.2 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our Credit Agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of September 30, 2012, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Canadian provincial tax authorities have issued tax reassessments for years 2002-2007 which are under audit, totaling approximately $67 million, including interest through September 2012, challenging tax positions claimed by one of our Canadian subsidiaries. We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  We have agreed with the tax authority to post collateral of approximately $35 million in a performance bond (including approximately $8 million of the performance bond which will be cancelled and paid in cash) and make cash payments of approximately $40 million (including approximately $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, we have paid approximately $20 million and we have agreed to pay an additional

Table of Content

approximately $1 million during the remainder of 2012 with the remaining balance to be paid after 2012.  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, the Canadian federal taxing authority has reassessed us for years 2004-2006 which have already been settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The total amount of the reassessments, including penalties, related to this matter totals approximately $101 million.  We are currently in discussion with the Canadian federal taxing authority regarding the required approximately $62 million of collateral necessary to proceed with future appeals or litigation.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking  to enforce the contract which provided the basis upon which our tax returns were previously filed and settled.  We expect the ultimate outcome of this matter will not have a material impact on our results of operations or financial condition, however we can provide no assurance as to the ultimate outcome of this matter.

In August 2011, a tornado struck our salt mine and salt mechanical evaporation plant in Goderich, causing extensive damage to our property, plant and equipment; significant clean up costs; and interference with our operations.  Losses caused by the tornado have affected our 2011 and 2012 consolidated financial statements and liquidity and will continue to impact our 2012 consolidated financial statements through at least the fourth quarter of 2012.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  We do not believe a final settlement will occur until 2013.  In addition, we may not have been able to estimate the full amount of losses caused by the tornado.  In 2012, we recorded $1.7 million and $8.7 million of clean-up and restoration costs in the consolidated statements of operations for the three and nine months ended September 30, 2012, respectively,  which were fully offset in each period by the expected insurance recoveries. Since the tornado occurred, we have identified to date approximately $34 million ($16 million in 2011, $18 million in the first nine months of 2012) of estimated losses that we believe qualify as recoverable business interruption losses. Thus far in 2012, we have had approximately $31 million of capital expenditures to replace and, in some instances, improve property, plant and equipment damaged or destroyed from the tornado.  Business interruption losses and capital expenditures to replace or repair assets reduce cash flows available for other operating needs of our business.  The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity. We received approximately $25.0 million of insurance advances in the first quarter of 2012.  The Company recorded approximately $8.7 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations and the remaining balance of approximately $16.3 million as deferred revenue in accrued expenses in the consolidated balance sheets in the first nine months of 2012.  In total, the Company has received $50.0 million of insurance advances since the tornado and recorded approximately $26.3 million of deferred revenue in accrued expenses in its consolidated balance sheets as of September 30, 2012. We have also recorded $23.2 million of total insurance advances received as a reduction to salt product costs in the consolidated statements of operations in 2011 and 2012 to offset recognized impairment charges and site clean-up and restoration costs.

For the Nine Months Ended September 30, 2012 and 2011

Net cash flows provided by operating activities for the nine months ended September 30, 2012 were $132.2 million, a decrease of $68.6 million compared to $200.8 million for the first nine months of 2011. Our net earnings have decreased $46.3 million.  Additionally, we had a reduction in working capital items of $2.6 million in the first nine months of 2012 compared to a reduction of $31.5 million in the first nine months of 2011. These changes to working capital provided a portion of our cash flows from operations, and reflect the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $99.9 million and $119.8 million for the nine months ended September 30, 2012 and 2011, respectively, resulted primarily from capital expenditures of $98.9 million and $66.5 million respectively.  Our capital expenditures in 2012 include expenditures to support the SOP evaporation plant expansion and yield improvement projects at our Great Salt Lake operations and capital expenditures of approximately $31 million (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) for the replacement of property, plant and equipment damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements. In 2011, we invested $58.1 million for the acquisition of Big Quill Resources.

Net cash flows used by financing activities for the nine months ended September 30, 2012 were $50.9 million, resulting from dividend payments of $49.7 million and fees paid to refinance our debt, which was partially offset by proceeds received from stock option exercises.  During the first nine months of 2011, we used $44.5 million of cash flows, primarily to make $45.1 million of dividend payments which was partially offset by proceeds received from stock option exercises.

Table of Content

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of CMP.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of the Company’s ongoing operating performance (“Adjusted EBITDA”).  Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations due to our resource allocation, financing methods and cost of capital, and income tax positions which are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items in other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and ongoing consequence of our operations.  We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$9.4	$34.6	$58.8	$105.1
Interest expense	4.2	5.0	13.7	15.9
Income tax expense	0.8	10.7	14.1	35.8
Depreciation, depletion and amortization	15.7	16.0	47.2	48.8
EBITDA	30.1	66.3	133.8	205.6
Other non-operating expenses:
Other (income) expense, net	(0.3)	(1.7)	4.4	(1.5)
Adjusted EBITDA	$29.8	$64.6	$138.2	$204.1

Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that the Company believes to be important in understanding our earnings trends.  Those items include the effects of a tornado and the variability of weather.  These items have not been adjusted in the amounts presented above.  Thus far, we have identified approximately $1 million and $18 million of estimated losses in the consolidated statements of operations in the three and nine months ended September 30, 2012, respectively, related to the effects of the 2011 tornado at Goderich.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  Also, our operating earnings were unfavorably impacted in the nine months ended September 30, 2012 by significantly milder than average winter weather in the markets we serve.  In the nine months ended September 30, 2011, we estimate that there was no significant impact on our sales or operating earnings from winter weather.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued guidance, which allows entities to use a qualitative approach to test indefinite-lived intangibles for impairment.  The new guidance permits an entity to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the indefinite-lived intangible is less than its carrying value.  If the fair value is less than the carrying value, the entity would be required to perform a quantitative impairment test.  This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of this standard will not impact the Company’s consolidated financial statements.

In December 2011, the FASB issued guidance which requires an entity to disclose information about offsetting and related arrangements of financial instruments and derivative instruments. The update is effective for annual reporting periods beginning on or after January 1, 2013 and retrospective disclosure is required for all comparative periods presented. The

Table of Content

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

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and interest rate risk by entering into forward derivative instruments and interest rate swap agreements, and may take further actions to mitigate our exposure to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel (see Note 12).  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims, and workers’ compensation and other labor-related claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2012 with respect to legal proceedings.

Table of Content

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2011.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

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

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Retirement Agreement dated October 1, 2012 (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 3, 2012)

31.1*	Section 302 Certifications of Angelo C. Brisimitzakis, President and Chief Executive Officer

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C. § 1350 of Angelo C. Brisimitzakis, President and Chief Executive Officer, and Rodney L. Underdown, Vice President and Chief Financial Officer

95*	Mine Safety Disclosures

101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*	Filed herewith
**	Furnished herewith

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 29, 2012	/s/ ANGELO C. BRISIMITZAKIS
Angelo C. Brisimitzakis
President and Chief Executive Officer

Date: October 29, 2012	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Vice President and Chief Financial Officer