Form 10-K
period 2012-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2013-02-21
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Yes ☐ No  ☑

As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,525,585,337, based on the closing sale price of $76.28 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 18, 2013 was 33,275,622 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2013 (Proxy Statement)	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report. Factors that could cause actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	domestic and international general business and economic conditions;

•	uninsured risks;

•	hazards of mining, including acts of nature;

•	governmental policies affecting the highway maintenance programs, consumer and industrial industry or agricultural industry in localities where we or our customers operate;

•	weather conditions;

•	the impact of competitive products;

•	pressure on prices realized by us for our products;

•	constraints on supplies of raw materials used in manufacturing certain of our products, or the price or lack of availability of transportation services;

•	our ability to attract and retain skilled personnel or avoid a disruption in our workforce;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	difficulties or delays in receiving and renewing required governmental and regulatory approvals;

•	the impact of new technology on the demand for our products;

•	market acceptance issues, including the failure of products to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	the impact of indebtedness and interest rates;

•	foreign exchange rates and fluctuations in those rates;

•	the costs and effects of legal proceedings, including environmental and administrative proceedings involving us;

•	agricultural economics, customer expectations about future potash market prices and customer application rates;

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

•	credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability;

•	changes in tax laws or estimates;

•	cyber security issues; and

•	other risk factors included in this Form 10-K and reported from time to time in our filings with the Securities and Exchange Commission (“SEC”). See “Where You Can Find More Information.”

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from publicly available information and industry publications, surveys, market research, internal company surveys, and consultant surveys. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental United States and Canada, references to the United Kingdom (“U.K.”) include only England, Scotland and Wales, and statements as to our position relative to our competitors or as to market share refer to the most recent available data.  Statements concerning (a) North American consumer and industrial salt and highway deicing salt are generally based on historical sales volumes, (b) U.K. highway deicing salt sales are generally based on historical production capacity and (c) sulfate of potash are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in United States (“U.S.”) dollars.  One short ton equals 2,000 pounds.

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2012, we operated 12 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada, and the largest rock salt mine in the U.K. in Winsford, Cheshire.  Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America.  We provide highway deicing salt to customers in North America and the U.K. and specialty fertilizer to growers and fertilizer distributors worldwide. We also produce and market consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, England.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

SALT SEGMENT

Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted by shifting economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high-grade quality and among the most extensive in the world, and because we utilize effective mining techniques and efficient production processes.
Through our salt segment, we mine, produce, process, distribute and market sodium chloride and magnesium chloride in North America and sodium chloride in the U.K.  Our salt segment products include rock salt, mechanically evaporated and solar evaporated salt, and liquid and flake magnesium chloride. We also purchase potassium chloride and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products.  Sodium chloride (either as a single mineral or in combination with other chlorides) represents the vast majority of the products we produce and sell.  Accordingly, we refer to these products collectively as “salt,” unless otherwise noted.
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
The demand for salt has historically remained relatively stable during periods of rising prices and during a variety of economic cycles due to its relatively low cost with a diverse number of end uses.  However, demand for deicing products is affected by the number and intensity of winter precipitation events in our service territories.  On average, over the last three years, approximately 65% of our deicing product sales occurred during the months of November through March when winter weather was most severe.  See Note 14 of the Company’s Consolidated Financial Statements for salt segment financial information.

Salt Industry Overview
The salt industry is characterized by a long history of modest growth and steady price increases across various types of products, after factoring in the impact of mild and severe winter weather. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing and nutritional supplements for livestock. We estimate that the consumption of highway deicing rock salt in North America is approximately 33 million tons per year based on average winter weather, while the consumer and industrial market totals approximately 10 million tons per year. In the U.K., we estimate that the size of the highway deicing market is approximately 2 million tons per year with such estimates based upon average winter weather.  According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2011, the production of salt used in highway deicing and for consumer and industrial products in the U.S. has increased at an historical average of approximately 1% - 2% per year.
Salt prices vary according to purity and end use and its pricing differences reflect, among other things, variations in refining and packaging processes. According to the latest USGS data, during the thirty-year period ending 2011, prices for salt used in highway deicing and consumer and industrial products in the U.S. have increased at an historical average of approximately 3% per year. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by producers located nearest to the customers.

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

Underground Rock Salt Mining - We use a drill and blast mining technique at our North American underground rock salt mines. At our Winsford, U.K., facility, we primarily use continuous mining equipment.  In addition, we expect to begin using continuous mining equipment at our Goderich, Ontario facility in 2013.  Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 86% of our current annual salt production capacity.  See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Mechanical Evaporation - Mechanical evaporation involves obtaining salt brine from underground salt deposits through a series of brine wells and subjecting that salt-saturated brine to vacuum pressure and heat to precipitate and crystallize salt.  The primary power sources are natural gas and electricity. The resulting product has both a high purity and uniform physical shape. Mechanically evaporated salt is primarily sold through our consumer and industrial salt product lines and represents approximately 5% of our current annual salt production capacity.

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
We also produce magnesium chloride through the solar evaporation process. We precipitate sodium chloride and potassium-rich salts from the brine, leaving a concentrated magnesium chloride brine solution.  This resulting concentrated brine becomes the raw material used to produce several magnesium chloride products, which are sold through both of our consumer and industrial and highway deicing product lines, as well as our specialty fertilizer segment.

Operations and Facilities
United States - Our Cote Blanche, Louisiana rock salt mine serves highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers (and their major tributaries) and chemical and agricultural customers in the Southern and Midwestern U.S. Our solar evaporation facility located in Ogden, Utah, is the largest solar salt production site in North America. This facility principally serves the Midwestern and Western U.S. consumer and industrial markets, provides salt for highway deicing and chemical applications, and produces magnesium chloride, which is used in deicing, dust control and unpaved road surface stabilization applications. The production capacity for solar-evaporated salt at our Ogden facility is currently only limited by demand. Our Central and Midwestern U.S. consumer and industrial customer base is primarily served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas with evaporated salt purchased from other suppliers’ facilities. We also operate three salt packaging facilities in Illinois, Minnesota and Wisconsin, which principally serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern U.S.

Canada - We produce finished salt products at four locations in Canada. Our Goderich, Ontario, rock salt mine serves the highway deicing markets and the consumer and industrial markets in Canada and the Great Lakes region of the U.S., principally through a series of depots located around the Great Lakes and through packaging facilities. Mechanically evaporated salt used for our consumer and industrial product lines is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario, in Central Canada; and Unity, Saskatchewan, in Western Canada.

United Kingdom - Our U.K. highway deicing customer base is served by the Winsford rock salt mine in Northwest England, near Manchester.

The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2012:

Location	Annual Production Capacity (tons)		Product Type
North America
Goderich, Ontario Mine	9,000,000	(a)	Rock Salt
Cote Blanche, Louisiana Mine	3,400,000		Rock Salt
Ogden, Utah:
Salt (b)	1,500,000		Solar Salt
Magnesium Chloride (c)	750,000		Magnesium Chloride
Lyons, Kansas Plant	450,000		Evaporated Salt
Unity, Saskatchewan Plant	160,000		Evaporated Salt
Goderich, Ontario Plant	130,000		Evaporated Salt
Amherst, Nova Scotia Plant	130,000		Evaporated Salt
United Kingdom
Winsford, Cheshire Mine	1,500,000		Rock Salt
(a)
In 2011, we completed an upgrade of our hoisting infrastructure which would allow the mine to achieve approximately 9.0 million tons annually.  We would need to invest in some additional mining equipment to sustain annual production significantly greater than the previously disclosed 7.5 million ton capacity.

(b)
Solar salts deposited annually substantially exceed the amount converted into finished products.  The amount presented here represents an approximate average amount produced based on recent market demand.

(c)	The magnesium chloride amount includes both brine and flake.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Salt production, including magnesium chloride, at these facilities totaled an aggregate of 10.8 million tons, 13.2 million tons and 11.0 million tons for the years ended December 31, 2012, 2011 and 2010, respectively.  Variations in production volumes are typically attributable to variations in the winter season weather ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.
In August 2011, a tornado struck our salt mine and our salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  We resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  However, the mine still requires some repairs and reconstruction to fully restore the damaged surface structures and long-lived operating assets. The evaporation plant resumed limited activities in late September 2011 and reached full capacity by the end of the first quarter of 2012.
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
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 86% of our salt producing capacity.  See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”  Each of these mines is operated with modern mining equipment and utilizes subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops, and extensive raw materials handling systems. We believe our properties and our operating equipment are maintained in good working condition.
The mine site at Goderich, Ontario, is owned. We also maintain a mineral lease at Goderich with the provincial government, which grants us the right to mine salt. This lease expires in 2022 with our option to renew until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Cote Blanche mine is operated under land and mineral leases with third-party landowners who grant us the right to mine salt. The leases expire in 2060. The mine site and salt reserves at the Winsford mine are owned.
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 53, 47 and 167 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 122, 72 and 22 years, respectively. Our mineral interests are amortized on an individual mine basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, the results of reserve studies completed by a third-party geological engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of our extraction rates based upon an expectation of operating the mines on a long-term basis. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both the presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt, requires proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality.  Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
In addition, we acquired the mining rights to approximately 100 million tons of salt reserves in the Chilean Atacama Desert in 2012.  The project will require significant infrastructure development to establish extraction capabilities.
We package salt products at three additional Company-owned and operated facilities. The table below shows the packaging capacity at each of these facilities:

Location	Annual Packaging Capacity (tons)
Kenosha, Wisconsin	150,000
Chicago, Illinois	150,000
Duluth, Minnesota	100,000

We also have contracts to purchase finished salt and potassium mineral feedstock for SOP production from suppliers at four North American locations.  All of these contracts have a minimum purchasing commitment, one of which we can cancel with one year’s notice.

Products and Sales - We sell our salt products through our highway deicing product line (which includes liquid magnesium chloride and calcium chloride as well as rock salt treated with these minerals) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride, calcium chloride and potassium chloride (“KCl” or “MOP”) in both pure form and blended with salt). Highway deicing, including salt sold to chemical customers, constituted approximately 43% of our gross sales in 2012. Our principal customers are states, provinces, counties, municipalities and road

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
We produce highway deicing salt in the U.K. at our mining facility at Winsford, Cheshire, the largest rock salt mine in the U.K. We believe our production capability and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are viewed as a key strategic supplier by the U.K.’s Highways Agency. As such, we help the Highways Agency develop standards for deicing products and services that are provided to them through their deicing application contractors. In the U.K., approximately 85% of our highway deicing business is on multi-year contracts.
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
Sales of our consumer and industrial products accounted for approximately 32% of our 2012 gross sales. We are the third largest producer of consumer and industrial salt products in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer and professional ice control, food processing, pool salt, agricultural applications and a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in North America. Our Sifto® brand encompasses a full line of salt products, which are well recognized in Canada.
Our consumer and industrial sales are driven by products using both private label and Company brands, broad product lines and strong customer relationships.  Our consumer and industrial product line is distributed through many channels including, but not limited to, retail, agricultural, industrial, janitorial/sanitation and resellers.  The consumer and industrial product line is channeled from our plants and third-party warehouses to our customers using a combination of direct sales personnel, contract personnel and a network of brokers or manufacturers’ representatives.
The table below shows our shipments of salt products:

	Year ended December 31,
	2012		2011		2010
(thousands of tons)	Tons	%	Tons	%	Tons	%
Highway Deicing	7,530	78	10,235	82	10,008	81
Consumer and Industrial	2,095	22	2,285	18	2,357	19
Total	9,625	100	12,520	100	12,365	100

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of or demand for our products.”

SPECIALTY FERTILIZER SEGMENT

Fertilizers serve a significant role in efficient crop production around the world.  Potassium is a vital nutrient for virtually all crops, it assists in regulating plants’ growth and improves durability. There are two major forms of potassium-based fertilizer, SOP and MOP.  SOP is primarily used as a specialty fertilizer, providing essential potassium to increase the yield and quality of certain crops, which tend to be high-value or chloride-sensitive, such as vegetables, fruits, potatoes, nuts, tobacco and turf grass. High-value or chloride-sensitive crop yields and/or quality are generally lower when MOP is used as a potassium nutrient, rather than SOP. We are the leading SOP producer and marketer in North America and we also market SOP products internationally. We offer several grades of SOP products, which are designed to serve the special needs of our customers. Our SOP plant in Ogden, Utah is the largest in North America and one of only three SOP solar brine evaporation operations in the world.  Our SOP plant in Wynyard, Saskatchewan is Canada’s leading producer of SOP.  In 2012, the specialty fertilizer segment accounted for approximately 24% of our gross sales. See Note 14 of the Company’s Consolidated Financial Statements for segment financial information.
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

Potash Industry Overview
The average annual worldwide consumption of all potash fertilizers is approximately 63 million tons. MOP is the most common source of potassium and accounts for approximately 85% of all potash consumed in fertilizer production. SOP represents approximately 10% of all potash consumption. The remainder is supplied in the forms of potassium magnesium sulfate, potassium nitrate and, to a lesser extent, potassium thiosulfate and monopotassium phosphate. All of these products contain varying concentrations of potassium expressed as potassium oxide and different combinations of co-nutrients.
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
Worldwide consumption of potash has increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  In addition, increases in energy prices over time, as well as certain government policies, improved the economics of ethanol and bio-diesel production or increased their use, which utilize agricultural products as feedstock.  To combat these factors, we believe some growers have refined application techniques to reduce inefficiencies.  Demand for these products decreased in 2009, as the broader agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices experienced in 2008.  In 2010, we experienced a rebound in potash demand and demand has remained relatively stable through 2012.  MOP market pricing declined throughout 2009 from prices experienced at the end of 2008.  However, market prices for potash stabilized during 2010 and increased through 2011 to levels which are well above historical levels though below the historic-high prices seen at the end of 2008.  In 2012, market prices have stabilized at similar levels as those experienced in 2011.  The factors above have similarly influenced SOP market pricing, which has historically been sold at prices above MOP market pricing, and the resulting average price of our SOP has fluctuated dramatically in recent years.  We expect SOP pricing to retain a premium to MOP although as MOP pricing increases, the amount and percentage of the premium tends to decrease.
Approximately 74% of our annual SOP sales volumes in 2012 were made to domestic customers, which include retail fertilizer dealers and distributors of agricultural products as well as professional turf care products. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements. See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of and demand for our products.”

Operations and Facilities
We produce SOP at two facilities, both located in North America: at the Great Salt Lake, near Ogden, Utah and at a site in Wynyard, Saskatchewan.  Our Ogden facility is the largest SOP producer in North America. The facility operates more than 40,000 acres of solar evaporation ponds to produce salt, including magnesium chloride, and SOP from the naturally occurring brine of the Great Salt Lake. The facility operates on land that is both owned and leased under renewable leases from the state

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

of Utah. We believe that our property and operating equipment are maintained in good working condition. After the completion of an initial expansion phase during the first half of 2013, this facility is expected to have the capability to produce approximately 350,000 tons of solar-pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of salt annually.  These recoverable minerals exist in vast quantities in the Great Salt Lake. We believe the recoverable minerals exceed 100 years of reserves at current production rates and capacities and are so vast that quantities will not be significantly impacted by our production. Our rights to extract these minerals are contractually limited although we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions.  We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities.
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
We can use KCl as a raw material feedstock to supplement our solar harvest.  In 2010, we suspended purchases of KCl used to supplement our SOP production from solar ponds due to several factors, including increasing KCl input costs, inventory levels and the expected additional solar pond-based production capacity gained from our SOP production capacity expansion projects.  In 2012, we purchased and consumed higher-cost potassium mineral feedstock for SOP production due to the poor 2011 solar evaporation season.
In 2007 we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase included some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity of our SOP plant. These improvements are expected to increase annual solar-pond-based SOP production capacity to approximately 350,000 tons during the first half of 2013.
In 2010, we began a multi-year plan to use patent-pending technology to increase the yield of our SOP harvest by sealing the walls of our existing ponds to significantly reduce brine migration through these walls.  This technology is expected to increase the efficiency and capacity of our solar ponds incrementally over a three to four-year period beginning with the 2012 solar season harvest.  Should we decide to expand our processing plant in the future to process the incremental solar harvest material, the project should be capable of adding an estimated 220,000 tons to our solar pond-based SOP production capacity.  The expected total cost is currently being evaluated with engineering studies.
In addition, we are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which requires both leases and permits from governmental authorities.  The permitting process is lengthy and complicated.  We have held permits and leases to operate on approximately 48,000 acres for many years.  We are currently seeking to acquire permits to operate on an additional 48,000 acres on which we have leases and for an additional 38,000 acres for which we have applied for leases.  Certain organizations have challenged the process for granting leases for this expansion project. The final scope of this phase of any expansion will be determined following the U.S. Army Corps of Engineers’ comprehensive permitting process and our detailed engineering analysis.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year.  There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product. See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”  If we are unable to obtain all or a portion of the required permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2012, total capital expenditures related to this project were $5.9 million.
In January 2011, we acquired Big Quill Resources, Inc., Canada’s leading SOP producer, which added approximately 40,000 tons to our SOP capacity.  The facility is located on the south shore of Big Quill Lake near Wynyard, Saskatchewan, Canada.  We combine sulfate with sourced potassium chloride to create high-purity SOP through ion exchange and glaserite processes.  The glaserite process is a chemical reaction of anhydrous sodium sulfate and KCl.  The ion exchange process uses naturally occurring sulfate-rich brine from Big Quill Lake and KCl.  This product is high-purity and is often used in specialty, non-agricultural applications.
Products and Sales - Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. International SOP sales volumes in 2012 were 26% of our annual SOP sales.  See Note 14 to our Consolidated Financial Statements. We have an experienced global sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

The table below shows our domestic and foreign shipments of SOP:
	Year Ended December 31,
	2012		2011		2010
(thousands of tons)	Tons	%	Tons	%	Tons	%
U.S.	272	74	241	70	228	63
Foreign(a)	95	26	103	30	134	37
Total	367	100	344	100	362	100
(a)	Foreign sales include product sold to foreign customers at U.S. ports.

Competition - Approximately 62% of the world SOP capacity is located in East Asia, 26% in Western Europe, 4% in North America and the remaining 8% in various other countries. The world capacity of SOP totals about 11 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile and Belgium. In addition, there is also functional competition between SOP and other forms of potash crop nutrients. For exports into Asia, the Pacific Rim countries and Latin America, we compete on a global level with various other producers.  See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potash products can also impact the price of and demand for our products.”

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

EMPLOYEES

As of December 31, 2012, we had 1,778 employees, of which 886 are employed in the U.S., 715 in Canada and 177 in the U.K. Approximately 30% of our U.S. workforce and approximately 50% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2013, three will expire in 2014 and two will expire in 2015.  Although the terms of a new collective bargaining agreement have not been reached with the union at Cote Blanche, we continue to have the capability to operate the mine at full capacity.  Approximately 10% of our workforce is employed in Europe where trade union membership is common. We consider our overall labor relations to be satisfactory.  See Item 1A, “Risk Factors – If we cannot successfully negotiate new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.”

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

The following map shows the locations of our principal mineral extraction, packaging and document storage operating facilities as of December 31, 2012:

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
We have expended, and anticipate that we will continue to expend, financial and managerial resources to comply with EHS standards. We estimate that our 2013 EHS capital expenditures will total approximately $11.9 million. We expect that our estimated expenditures in 2013 for reclamation activities will be approximately $0.1 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2013 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it is probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2012, we had recorded environmental accruals of $1.6 million.

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) or state, provincial or other federal laws in other jurisdictions governing cleanup or disposal of hazardous substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At still other locations, we have undertaken voluntary remediation, and have removed formerly used underground storage tanks. Expenditures for these known conditions currently are not expected, individually or in the aggregate, to be significant. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites. In addition, in connection with the recapitalization through which Compass Minerals became a stand-alone entity, The Mosaic Company, a former owner of the Company, agreed to indemnify us against liabilities for certain known and unknown conditions at existing and former sites.
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information dating back to 1994 indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002.  DATCP directed us in October 2004 to conduct an investigation into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant.  We have completed such investigation of the soils and ground water and have provided the findings to DATCP. We are presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site.  All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. We may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

found in soil and ground water at this site if we do not receive an acknowledgement of no further action and are required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.

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
Our salt mines located in Cote Blanche, Louisiana, and Goderich, Ontario, Canada, constitute approximately 75% of our total salt production capacity.  These underground salt mines supply substantially all of the salt product necessary to support almost all of our North American highway deicing product line and significant portions of our consumer and industrial salt products.  Although sales of our deicing products and profitability of the salt segment can vary from year to year partially due to weather variations in our markets, over the last three years sales of highway deicing products have averaged approximately 40% of our consolidated sales.  An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations and cash flows.
In August 2011, a tornado struck our salt mine and our salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  We expect to be fully reimbursed by our insurers for the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred.  We also expect to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations and we believe the impact of lost production and additional

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

expenses incurred related to the tornado will be substantially covered by our insurance policies.  However, we can make no assurance that we will be fully or even substantially reimbursed for these losses.  In addition, the period in which the insurance recoveries will be recognized in the consolidated financial statements will not correspond to the period in which the losses have been recognized, and accordingly our margins in any one period will be significantly impacted.  As of December 31, 2012, we had collected $62.5 million of advances related to our Goderich tornado claims, which includes approximately $25.6 million that have offset asset impairment charges and clean-up and restoration costs recognized in our consolidated statements of operations.
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
We are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which requires both leases and permits from governmental authorities.  The permitting process is lengthy and complicated.  We have held permits and leases to operate on approximately 48,000 acres for many years.  We are currently seeking to acquire permits to operate on an additional 48,000 acres on which we have leases and for an additional 38,000 acres for which we have applied for leases.  Certain organizations have challenged the process for granting leases for this expansion project. The final scope of this phase of any expansion will be determined following the U.S. Army Corps of Engineers’ comprehensive permitting process and our detailed engineering analysis.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year.  There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product.  If we are unable to obtain all or a portion of the required permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2012, total capital expenditures related to this project were $5.9 million.
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
We continue to evaluate plans to expand our SOP processing plant at our Great Salt Lake facility which would require us to make significant capital expenditures over the next several years.  Capital expenditures required for these projects may increase due to factors beyond our control.  Although we currently finance most of our capital expenditures through cash provided by operations, we may depend on the availability of credit to fund future capital expenditures.  We could have difficulty finding or obtaining the financing required to fund our capital expenditures, which could limit our expansion ability or increase our debt service requirements, which could have a material adverse effect on our cash flows and profitability.
In addition, our credit agreement contains restrictive covenants related to financial metrics.  We may pursue other financing arrangements, including leasing transactions as a method of financing our capital needs.  If we are unable to obtain suitable

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

financing, we may not be able to complete our expansion plans.  A failure to complete our expansion plans could negatively impact our growth and profitability.
Significant capital expenditures are required to maintain our existing facilities and the amount of capital expenditures to maintain these facilities can fluctuate significantly when a large replacement or other need is required to maintain operations.  These activities may require the temporary suspension of production at portions of our facilities, which could adversely affect our cash flows and profitability.  For our solar pond operations, we may need to obtain regulatory approvals to complete the activity and there can be no assurance that such approvals will be received.  If these approvals are not received, the impact on our operations may be material.  See Item 1A, “Risk Factors – “Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”

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
Additionally, our ability to harvest minerals could be negatively impacted by any prolonged change in weather patterns, including any effects from climate change, leading to changes in mountain snowfall fresh water run-off that significantly impact lake levels or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake.  A cooler and/or wet evaporation season could also impact the harvest of minerals at the Great Salt Lake.  Similar factors can negatively impact the concentration of sulfates at the Big Quill Lake, thereby impacting the production at our Big Quill facility.

Agricultural economics, customer expectations about future potash market prices and availability and customer application rates can have a significant effect on the demand for our specialty fertilizer product, which can affect our sales volumes and prices.
When customers anticipate increased SOP selling prices or improving agricultural economics, they may accumulate inventories in advance, which may result in a delay in the realization of price increases for our products.  In addition, customers may delay their purchases when they anticipate future SOP selling prices may remain constant or decline, or when they anticipate declining agricultural economics, which may adversely affect our sales volumes and selling prices.  Customer expectations about the availability of SOP can have similar effects on sales volumes and prices.
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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
Energy costs, primarily natural gas and electricity, represented approximately 11% of our total production costs in 2012. Natural gas is a primary fuel source used in the evaporated salt-production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures forward swap contracts. We have not entered into any contracts beyond three years for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. In addition, potential climate change regulations or other carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us, in whole or in part.  A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 1A, “Risk Factors – Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.”
We use KCl as a raw material feedstock in our SOP production process at our Big Quill facility and it also may be used to supplement our solar harvest at our Great Salt Lake facility. We also use KCl as an additive to some of our consumer deicing products and to sell for water conditioning applications.  KCl for our Big Quill Resources facility is purchased at prices that have been substantially below market pricing under a long-term supply agreement.  All other KCl purchases have been purchased under contracts where the pricing is typically determined by a formula which has been favorable to market prices until 2010.  In 2010, we suspended purchases of, and currently do not have plans to purchase, KCl used to supplement our SOP production from solar ponds.  However, we purchased and consumed higher-cost potassium mineral feedstock for SOP production in 2012.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices than those experienced prior to 2010.  Large positive or negative price fluctuations can occur without a corresponding change in sales price to our customers.  This could change the profitability of these products, which could materially affect our results of operations and cash flows.  This could reduce the amount of blended deicing and water conditioning products we produce, which could adversely affect our results of operations and cash flows.
We purchase finished salt product from suppliers under contracts at three facilities.  In late 2013, one of those contracts will expire.  There can be no assurances that we can successfully negotiate an arrangement to replace the annual production of those products at the same or similar cost.  If we are unsuccessful in negotiating such an arrangement, it could negatively impact our operating earnings and our cash flows would be negatively impacted.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Transportation and handling costs are a significant component of the total delivered cost of sales for our products, particularly salt. The high relative cost of transportation tends to favor producers located near the customer. We contract bulk shipping vessels, as well as barges, trucking and rail services to move salt from our production facilities to distribution outlets and customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months prior to producing and delivering the salt for delivery to our customers.  A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates, including the impact of weather and water levels on the waterways we use, could impair our ability to deliver our products economically to our customers and impair our ability to expand our markets.
In addition, diesel fuel is a significant component of transportation costs we incur to deliver our products to customers. In limited circumstances, our arrangements with customers allow for full or partial recovery of changes in diesel fuel costs through an adjustment to the selling price.  However, a significant increase in the price of diesel fuel that is not recovered through transportation costs we charge our customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.  See Item 1A, “Risk Factors – Our production processes rely on the consumption of natural gas and electricity.  Additionally, KCl is a raw material feedstock, used to produce some of our deicing products and sell for water conditioning applications and we use purchased salt to supplement our salt production.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations.”

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

number of vendors from which they purchase in order to increase their efficiency.  Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust the prices of some of our products to stay competitive. Additionally, a portion of our specialty fertilizer business is dependent upon international sales, which accounted for approximately 26% of SOP sales volumes in 2012.  We face intense global competition from other SOP and potash producers, and new competitors may enter the markets in which we sell at any time.  We may face more competition in periods in which the foreign currency exchange rates versus the dollar are favorable for our competitors. Changes in potash competitors’ production or marketing focus could have a material impact on our business.  Some of our competitors may have greater financial and other resources than we do.
MOP is the least expensive form of potash fertilizer based on the concentration of potassium oxide and, consequently, it is the most widely used potassium source for most crops.  SOP is utilized by growers for many high-value crops, especially crops for which low-chloride content fertilizers and/or the presence of the sulfur micro-nutrient improves quality and yield.  Economic conditions for agricultural products can affect the type and amount of crops grown as well as the type of fertilizer product used.  Potash is a commodity, and consequently, it is a highly competitive industry affected by global supply and demand.  When the demand and price of potash are high, competitors are more likely to increase their production.  Competitors may also expand their future production capacity of potash or new facilities may also be built by new market participants, both of which could impact available supplies.  An over-supply of either type of potash product domestically or worldwide could unfavorably impact the sales prices we can charge for our specialty potash fertilizer, as a large price disparity between potash products could cause growers to choose a less-expensive alternative.

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
Labor costs, including benefits, represented approximately 30% of our total production costs in 2012.  As of December 31, 2012, we had 1,778 employees, of which 886 are employed in the U.S., 715 in Canada and 177 in the U.K. Approximately 30% of our U.S. workforce and 50% of our global workforce is represented by labor unions. Of our nine material collective bargaining agreements, four will expire in 2013, three will expire in 2014 and two will expire in 2015. Although the terms of a new collective bargaining agreement have not been reached with the union at Cote Blanche, we continue to have the capability to operate the mine at normal levels.  The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana mine.  This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a new contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010 and ended on June 15, 2010.  In September 2012, the U.S. National Labor Relations Board issued a decision finding that the Company had committed unfair labor practices in connection with the labor dispute.  The Company disagrees with the decision and has appealed that decision to the United States Court of Appeals for the Fifth Circuit.  If it loses on appeal, the Company would be responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010.  Any requirement for the Company to pay back wages would be offset by any wages earned at other places of employment during this period.
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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K.  This product line represented approximately 43% of our annual sales in 2012.  We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents.  Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.
In 2010, the U.S. government enacted comprehensive health care reform legislation.  The legislation’s provisions include, among other things, guaranteed coverage for employees that meet minimum requirements, and impact the types of coverage and the level of benefits provided.  The legislation began to be phased-in in 2010 and that process is scheduled to continue over the next several years.  While we do not expect the impact in the short term to be significant, we continue to evaluate the impact on the Company over the longer term. As a result, future changes to our healthcare plan may be necessary.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
Since we produce and sell our products primarily in the U.S., Canada and the U.K., our business is subject to risks associated with doing business internationally. Our sales outside the U.S., as a percentage of our total sales, were 34% for the year ended December 31, 2012. Accordingly, our future results could be adversely affected by a variety of factors, including:

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
As of December 31, 2012, Compass Minerals had $482.3 million of outstanding indebtedness, consisting of $98.2 million of senior notes (“8% Senior Notes”) and approximately $384.1 million of borrowings under a senior secured term loan.  Our indebtedness could have important consequences, including the following:

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
We pay variable interest on our senior secured credit facilities based on either the Eurodollar rate or the alternate base rate.  Significant increases in interest rates will adversely affect our cost of debt.
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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

excess of $30,000,000; failure to provide timely audited financial statements; or inaccuracy of representations and warranties. Any default under our senior secured credit facilities or agreements governing our other indebtedness could lead to an acceleration of principal payments under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under our senior secured credit facilities would require immediate repayment, we would need to obtain new borrowings to be able to repay them immediately, nor could we repay our other indebtedness, which may also become immediately due. We may be able to obtain new borrowings to finance these accelerated payment requirements, however there can be no assurance that such borrowings could be obtained at terms which are acceptable to us.  Our ability to comply with these covenants and restrictions contained in our senior secured credit facilities and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

Economic conditions and credit and capital markets could impair our ability to operate our business and implement our strategies.
The Company, our customers and suppliers depend on the availability of credit to operate.  The economic environment over the last several years resulted in a general tightening of the credit markets and reduced the availability of credit to borrowers worldwide.  Economic conditions could adversely affect the cash flows of our customers (including state, provincial and other local governmental entities) and the availability of credit for all parties, including the Company.  Our customers may not be able to purchase our products or there may be delays in payment or nonpayment for delivered products, which would negatively impact our revenues, cash flows and profitability.
Our banks may become insolvent, which would jeopardize cash deposits in excess of the federally insured amounts as well as limit our access to credit.  In addition, we are subject to the risk that the counterparties to our natural gas swap agreements, or similar financial hedging activities in the future, may not be able to fulfill their obligations, which could adversely impact our consolidated financial statements.

Our tax liabilities are based on existing tax laws in our relevant tax jurisdictions and include estimates.  Changes in tax laws or estimates could adversely impact our future profitability, cash flow and liquidity.
The Company files U.S., Canadian and U.K. tax returns with federal and local taxing jurisdictions.  Developing our provision for income taxes and analyzing our potential tax exposure items requires significant judgment and assumptions as well as a thorough knowledge of the tax laws in various jurisdictions. We are subject to audit by various taxing authorities and we may be assessed additional taxes during an audit.  We regularly assess the likely outcomes of these audits, including any appeals, in order to determine the appropriateness of our tax provision. However, there can be no assurance that the actual outcomes of these audits or appeals will approximate our estimates and the outcomes could have a material impact on our net earnings or financial condition. Our future effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.
Canadian provincial tax authorities have issued tax reassessments for years 2002-2007, which are under audit, totaling approximately $67 million, including interest through December 2012, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company will post collateral of approximately $35 million in a performance bond (including approximately $8 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond) and make cash payments of approximately $40 million (including approximately $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, the Company has paid approximately $21 million and it has agreed to pay an additional approximately $6 million during 2013 with the remaining balance to be paid after 2013.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In addition, the Canadian federal taxing authority has reassessed us for years 2004-2006 which have been previously settled by agreement between the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the contract which provided the basis upon which our returns were previously filed and settled.  The total amount of the reassessments, including penalties, related to this matter totals approximately $102 million.  We have agreed to post collateral in the form of approximately a $24 million performance bond and make cash payments of approximately $3 million during 2013.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $35 million necessary to proceed with future appeals or litigation.  We expect that the ultimate outcome of this matter will not have a material impact on our results of operations or financial condition; however we can provide no assurance as to the ultimate outcome.
We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by values charged on the transfer of our products between them.  We calculate values charged on transfer based on guidelines established by a multi-national organization which publishes accepted tax guidelines recognized in the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary profits and cash flows are recorded, including estimates involving income taxes.  Such calculations, however, involve significant judgment and estimates by the Company’s management.  Some of our calculations have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations and estimates are proper and consistent with the accepted guidelines the values constitute estimates for which there can be no guarantee that the final resolution with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statement estimates.  Additionally, the timing for settling these challenges may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access in all jurisdictions to consolidated cash on hand or future cash flows from operations which may impact our financial condition and liquidity.

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

If our computer systems and information technology are compromised, our ability to conduct our business will be adversely impacted.
We rely on computer systems and information technology to conduct our business, including cash management, order entry, vendor payments, employee salaries and recordkeeping, inventory and asset management, shipping of products, and communication with employees and customers   The Company also uses its systems to analyze and communicate its operating results and other data to internal and external recipients.  While we have taken steps to ensure the security of our information technology systems, we may be susceptible to computer viruses and other technological disruptions.  A material failure or interruption of access to our computer systems for an extended period of time could adversely affect our operations and regulatory compliance.  While we have mitigation and data recovery plans in place, it is possible that significant capital investment and time may be required to correct any of these issues.  The additional capital investment needed to prevent or correct any of these issues may negatively impact our business and cash flows.

Risks Related to Our Common Stock

Our common stock price may be volatile.
Our common stock price may fluctuate in response to a number of events, including, but not limited to:

•	our quarterly and annual operating results;

•	weather conditions that impact our highway and consumer deicing product sales or SOP production levels and product sales;

•	future announcements concerning our business;

•	changes in financial estimates and recommendations by securities analysts;

•	changes and developments affecting internal controls over financial reporting;

•	actions of competitors;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in government and environmental regulation;

•	changes and developments affecting the salt or potash fertilizer industries;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

We may be restricted from paying cash dividends on our common stock in the future.
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit regular annual dividends to $80 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.50x (actual ratio of 2.4x as of December 31, 2012) or if a default or event of default has occurred and is continuing under the credit facilities. The terms of our indenture may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indenture and we are restricted from paying any cash dividend in excess of $60 million on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock). We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

Shares eligible for future sale may adversely affect our common stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, as of December 31, 2012, of which 33,272,490 shares of common stock were outstanding and 643,156 shares were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units and vesting of restricted stock units.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2012 and as of the date of the filing of this report.

Name	Age	Position
Gerald Bucan	49	Vice President and General Manager, Consumer and Industrial

Keith E. Clark	57	Vice President and General Manager, North American Highway

David J. Goadby	58	Vice President of Strategic Development

Richard Grant	66	Interim Chief Executive Officer

Shelly Kinnune	42	Vice President and General Manager, Specialty Fertilizers

Francis J. Malecha	48	President, Chief Executive Officer and Director

Rodney L. Underdown	46	Vice President, Chief Financial Officer, Secretary and Vice President of Compass Minerals UK

Gerald Bucan joined CMP as Vice President and General Manager, Consumer and Industrial in November 2007.  Prior to joining CMP, Mr. Bucan held positions of Vice President and General Manager of the Deli division of ConAgra Foods’ Refrigerated Meats operating company in 2006, and Corporate Vice President of Program Management for Federated Group, Inc. from 2003 through 2005.

Keith E. Clark has served as the Vice President and General Manager, North American Highway for CMP since January 2008.  Prior to this position, he served as General Manager, Consumer and Industrial for CMP since August 2004. He served as the Vice President and General Manager of CMI’s consumer and industrial business unit since August 1997, when North American Salt Company, a subsidiary of CMP, was under the management of Harris Chemical Group.

David J. Goadby was named Vice President – Strategic Development for CMP in October 2006.  Prior to this position, he served as Vice President of CMP since August 2004, Vice President of CMI since February 2002 and as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since April 1994, under the management of Harris Chemical Group.

Richard S. Grant was named Interim Chief Executive Officer on December 29, 2012 and served until January 17, 2013, when a permanent Chief Executive Officer joined CMP.  Mr. Grant has been a director of the Company since April 2004. From 1998 through 2002, Mr. Grant served as Chief Executive Officer of BOC Process Gas Solutions, a global business providing utilities and services primarily to the chemical, petrochemical and metals industries. Concurrently, he served as a director of the BOC Group plc and Chairman of CNC sa, a Mexican joint venture. Mr. Grant currently serves as a director of BlueLinx Holdings, Inc., a distributor of building products.

Shelly Kinnune joined CMP as Vice President and General Manager, Specialty Fertilizers in May 2012.  Prior to joining CMP, Ms. Kinnune held the position of Head, Permanent Crops Portfolio with Syngenta.  Ms. Kinnune also served in several other strategic planning and business development positions with Syngenta from 2008 to 2012.  Prior to 2008, Ms. Kinnune held positions in operations, marketing and finance leadership roles with Blacktoe Medical, Inc., EMD & Associates, Inc., SePRO Corporation and Monsanto.

Francis J. Malecha joined CMP as President and Chief Executive Officer in January 2013.  Prior to joining CMP, Mr. Malecha was Chief Operating Officer – Grain at Viterra, Inc.  He was employed with Viterra, Inc. beginning in 2000, holding positions in operations and merchandising management.  From 1986 to 2000, Mr. Malecha was employed with General Mills, Inc. in finance and merchandising management roles.

Rodney L. Underdown was appointed Chief Financial Officer of CMP in December 2002, and has served as a Vice President of CMP since November 2001. In July 2011, Mr. Underdown was also appointed to Vice President – Compass Minerals U.K. division. Mr. Underdown has served as CMP’s Secretary since August 2005 and served as Treasurer from May 2006 to July 2011.  Prior to November 2001, Mr. Underdown was a Vice President of Finance for the Salt Division of CMP’s former parent company from June 1998.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2012 and 2011:

	First	Second	Third	Fourth
2012
Low	$68.38	$68.84	$70.82	$74.20
High	76.31	77.53	77.81	80.65
2011
Low	$85.35	$82.49	$66.78	$64.80
High	96.29	97.61	88.28	80.50

HOLDERS

On February 18, 2013, the number of holders of record of our common stock was 61.

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
The Company paid quarterly dividends totaling $1.98 and $1.80 per share in 2012 and 2011, respectively. On February 8, 2013, our board of directors declared a quarterly cash dividend of $0.545 per share on our outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2012 of $0.495 per share. The dividend will be paid on March 15, 2013 to stockholders of record as of the close of business on March 1, 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2012 concerning our common stock authorized for issuance under our equity compensation plan

	Number of shares	Weighted-average	Number of securities
	to be issued	exercise price of	available for issuance
Plan category	upon exercise	outstanding securities	under plan
Equity compensation plans approved by stockholders
Stock options	435,721	$67.46
Restricted stock units	77,749	N/A
Performance stock units	49,932
Deferred stock units	47,739	N/A
Total securities under approved plans	611,141		1,906,037
Equity compensation plans not approved by stockholders (a):
Deferred stock units	32,015	N/A	6,963
Total	643,156		1,913,000

(a)
For 2007 and earlier years, common stock issued to directors as compensation was allocated under the 2004 Directors Deferred Share Plan, which is no longer active.  In 2008, the Company began issuing director compensation shares under the Incentive Award Plan.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2012		2011		2010		2009		2008

Statement of Operations Data:
Sales	$941.9		$1,105.7		$1,068.9		$963.1		$1,167.7
Shipping and handling cost	238.1		293.8		268.6		249.3		341.1
Product cost (a)	414.7		440.6		436.7		319.2		432.2
Depreciation, depletion and amortization (b)	64.5		64.7		52.0		43.7		41.4
Selling, general and administrative expenses	93.9		94.5		88.4		83.9		82.0
Operating earnings (c)	133.2		215.3		226.5		270.2		274.2
Interest expense	18.2		21.0		22.7		25.8		41.6
Net earnings from continuing operations (c)	88.9		149.0		150.6		163.9		159.5
Net earnings available for common stock (c)	87.8		146.7		147.9		160.5		156.1
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,109		32,906		32,747		32,574		32,407
Diluted	33,135		32,934		32,763		32,596		32,477
Net earnings from continuing operations per share:
Basic	$2.65		$4.46		$4.52		$4.93		$4.82
Diluted	2.65		4.45		4.51		4.92		4.81
Cash dividends declared per share	1.98		1.80		1.56		1.42		1.34
Balance Sheet Data (at year end):
Total cash and cash equivalents	$100.1		$130.3		$91.1		$13.5		$34.6
Total assets	1,300.6		1,205.5		1,114.3		1,003.8		822.6
Total debt	482.3		482.7		486.7		490.7		495.7
Other Financial Data:
Ratio of earnings to fixed charges (d)	5.95	x	8.86	x	8.21	x	9.08	x	5.88	x

(a)	“Product cost” is presented exclusive of depreciation, depletion and amortization.
(b)	Depreciation, depletion and amortization include amounts also included in selling, general and administrative expenses.
(c)	In 2012 and 2011, the Company’s operating earnings and net earnings were impacted by the effects of a tornado in Goderich, Ontario that occurred in August 2011.
(d)
For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense, including the amortization of deferred debt issuance costs and the interest component of our operating rents.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2012, we operated 12 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario Canada and the largest rock salt mine in the U.K. in Winsford, Cheshire.  In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, U.K., which provide services to businesses throughout the U.K.  Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America.  Our salt business sells sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, and agricultural and industrial applications.  In addition, we are North America’s leading producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf.

Salt Segment
Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted through a variety of economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high-grade quality and among the most extensive in the world, and because we use effective mining techniques and efficient production processes.  Since the highway deicing business accounts for nearly half of our annual sales, our business is seasonal, therefore results and cash flows will vary depending on the severity of the winter weather in our markets.
The severity of the winter seasons has varied considerably over the last three years.  We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data.  In the markets we serve, the winter weather was milder than average in our North American markets in the first quarter of 2010, while winter weather in the fourth quarter of 2010 was near average.  In 2011, winter weather was near average in the first quarter and was significantly milder than average in the fourth quarter.  In 2012, winter weather was significantly milder than average in both the first and fourth quarters of 2012.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit and cash flows, but it also impacts our inventory levels, which influences production volume, the resulting cost per ton, and ultimately our profit margins.
In August 2011, a tornado struck our salt mine and our salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  We resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  However, the mine still requires some repairs and reconstruction to fully restore the damaged surface structures and long-lived operating assets. The evaporation plant resumed limited activities in late September 2011 and reached full capability by the end of the first quarter of 2012.  We received $37.5 million and $25.0 million of insurance advances in 2012 and 2011, respectively.  We expect to be fully reimbursed by our insurers for the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred.  We recorded approximately $11.1 million and $14.5 million of insurance advances received as a reduction to salt product costs in the consolidated statements of operations for the twelve months ended December 31, 2012 and 2011, respectively, to offset recognized impairment charges and site clean-up and restoration costs.   The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges of $5.9 million, which included $1.1 million and $4.8 million, recorded for the twelve months ended December 31, 2012 and 2011, respectively.
We also expect to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  Thus far, we have identified approximately $21 million and $16 million for the twelve months ended December 31, 2012 and 2011, respectively, of estimated losses which we believe qualify as recoverable business interruption losses.  However, we may not have been able to estimate the full amount of losses incurred since the tornado occurred.  We do not expect the identified losses in 2013 to be material.  The amount of actual business interruption recoveries may differ materially from our current and future estimates.  We believe the impact of estimated lost sales, lost production and additional expenses that will be incurred related to the tornado will be substantially covered by our insurance policies.  Any insurance recoveries related to business interruption and any gains related to the replacement of property, plant and equipment will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  We have not recognized any reduction to product cost from insurance recoveries related to estimated business interruption or property, plant and equipment losses.  We incurred approximately $35 million and $17 million of capital expenditures during 2012 and 2011, respectively, to replace and, in some instances, improve property,

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

plant and equipment damaged or destroyed from the tornado and estimate we will spend more than $5 million during 2013 to complete the replacement of all property, plant and equipment impacted by the tornado.  Capital expenditures to replace damaged property, plant and equipment will result in an increase in depreciation expense in future years.

Specialty Fertilizer Segment
Our SOP production facility in Ogden, Utah, the largest in North America and one of only three SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two to three-year production cycle.  Because our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP available to convert to finished product.  During the summer of 2011, unusual localized rains and cooler weather, especially early in the summer, slowed the summer solar evaporation process at this operation, when compared to more-typical weather, reducing the amount of precipitated minerals over the solar season, which are the raw materials utilized to produce SOP.  The reduced minerals deposited decreased SOP finished goods production volumes from our solar ponds primarily in 2012, and increased per-unit production costs accordingly.  Due to this lower raw material solar pond harvest, we purchased and consumed some higher-cost potassium mineral feedstock for SOP production in 2012. We expect the higher per-unit production costs for the inventory produced in 2012 to continue to significantly impact our margins into early 2013 when we expect the remaining inventory produced in 2012 will be sold.  In the 2012 solar evaporation season, the weather was more typical than during the 2011 season.  Therefore, we expect a better-than-normal deposit of raw materials from which we produce our finished SOP, and significantly more than the same period of 2011’s solar season.  These raw materials will be utilized to produce SOP primarily in 2013.
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
Worldwide consumption of potash has increased in response to growing populations and reduced arable land per capita requiring improved crop yield efficiencies.  In addition, increases in energy prices over time, as well as certain government policies, improved the economics of ethanol and bio-diesel production or increased their use, which utilize agricultural products as feedstock.  To combat these factors, we believe some growers have refined application techniques to reduce inefficiencies.  Demand for these products decreased in 2009, as the broader agricultural industry dealt with a global economic slowdown, reduced credit availability and the reluctance of fertilizer customers to purchase potash at historically high prices experienced in 2008.  In 2010, we experienced a rebound in potash demand and demand has remained relatively stable through 2012.  MOP market pricing declined throughout 2009 from prices experienced at the end of 2008.  However, market prices for potash stabilized during 2010 and increased through 2011 to levels which are well above historical levels though below the historic-high prices seen at the end of 2008.  In 2012, market prices were similar to those experienced in 2011.  These above factors have similarly influenced SOP market pricing, which has historically been sold at prices above MOP market pricing, and the resulting average price of our SOP has fluctuated dramatically in recent years.  We expect SOP pricing to retain a premium to MOP although as MOP pricing increases, the amount and percentage of the premium tends to decrease.

General
We contract bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Increasing oil-based fuel costs beginning in late 2009 and continuing through 2012 contributed to higher per ton shipping and handling costs in all three years when compared to previous years. Future period shipping and handling per-unit costs will continue to be influenced by oil-based fuel costs.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our deicing and water conditioning products, are also significant.  Our production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Miners at our Cote Blanche mine took part in a strike in the second quarter of 2010 relating to shift scheduling and wages. We had lower salt production in 2010 at both our Cote Blanche and Goderich mines and certain consumer and industrial salt plants. These 2010 factors resulted in significantly higher per-unit salt production costs, especially for mined rock salt, when compared to our historical costs, a portion of which remained in inventory at the end of 2010.  This inventory was sold during the first quarter of 2011 as part of the Company’s normal seasonal inventory changes, which resulted in higher per-unit costs in the first quarter of 2011.  However, this trend began to reverse beginning in the second quarter of 2011 as production costs, net of estimated costs related to the tornado, trended lower due to more typical production volumes.  During 2012, this trend again reversed as a mild winter weather season resulted in lower

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

production needs in 2012.  Lower production volumes in 2012 also were a result of a strike by miners at our Goderich, Ontario mine during the third quarter of 2012.  In addition, we incurred additional costs and other losses associated with the Goderich tornado through 2012 when the remaining tornado-impacted finished goods inventories were sold and other losses and costs associated with the tornado ceased to be incurred.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply contracts with annual changes in price based on previous year changes in the market price for KCl.  The market price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  In 2010, we suspended purchases of, and currently do not have plans to purchase, KCl used to supplement our SOP production from solar ponds.  We continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which increased input costs, principally beginning in 2010.  The Company’s SOP production in Saskatchewan, Canada purchases KCl under a long-term supply agreement.  One of the production methods uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.
We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” (adjusted for an average winter weather season) and by improving our financing cost structure.  We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.  In May 2012, we amended and extended the terms of our credit agreement which enhances our financial flexibility.  Over the last several years, we have completed expansion projects at our Goderich rock salt mine increasing that mine’s annual capacity to 9.0 million tons.  Also, in 2007, we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and expansion of our solar evaporation ponds.  The initial phase included some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity of our SOP plant. These improvements are expected to increase annual solar-pond-based SOP production capacity to approximately 350,000 tons during the first half of 2013.  Additionally in 2012, we completed a multi-year plan to use patent-pending technology to increase the yield of our SOP solar pond harvest by sealing the walls of our existing solar ponds to significantly reduce brine migration through these walls.  This technology is expected to increase the efficiency and capacity of our solar ponds incrementally over a three to four-year period beginning with the 2012 solar season harvest.  Should we decide to expand our processing plant in the future to process the incremental solar harvest material, the project should be capable of adding an estimated 220,000 tons to our solar pond-based SOP production capacity.

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from our salt and specialty fertilizer segments for the years ended December 31, 2012, 2011 and 2010.  The results of operations of the consolidated records management business and other incidental revenues include sales of $12.3 million, $10.8 million, and $11.1 million for 2012, 2011 and 2010, respectively.  These revenues are not material to our consolidated financial results and are not included in the following table.  The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and the Notes thereto included in this annual report on Form 10-K.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

	Year Ended December 31,
	2012	2011	2010
Salt Sales (in millions)
Salt sales	$703.4	$885.3	$870.3
Less: salt shipping and handling	211.9	268.5	244.2
Salt product sales	$491.5	$616.8	$626.1

Salt Sales Volumes (thousands of tons)
Highway deicing	7,530	10,235	10,008
Consumer and industrial	2,095	2,285	2,357
Total tons sold	9,625	12,520	12,365

Average Salt Sales Price (per ton)
Highway deicing	$53.11	$52.30	$51.51
Consumer and industrial	144.87	153.12	150.52
Combined	73.08	70.71	70.38

Specialty fertilizer ("SOP") sales (in millions)
SOP sales	$226.2	$209.6	$187.5
Less: SOP shipping and handling	26.2	25.3	24.4
SOP product sales	$200.0	$184.3	$163.1

SOP Sales Volumes (thousands of tons)	367	344	362
SOP Average Price (per ton)	$616	$610	$518

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Sales
Sales for the year ended December 31, 2012 of $941.9 million decreased $163.8 million, or 15% compared to $1,105.7 million for the year ended December 31, 2011.  Sales primarily include revenues from the sale of our products, or “product sales,” and the impact on pricing of shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling costs for salt and specialty fertilizer products were $238.1 million during the year ended December 31, 2012, a decrease of $55.7 million, or 19% compared to $293.8 million for the year ended December 31, 2011. The decrease in shipping and handling costs is primarily due to lower salt sales volumes in 2012 when compared to 2011.  Fuel costs were slightly higher for 2012 when compared with 2011 and unfavorably impacted shipping and handling costs.
Product sales for salt and specialty fertilizer for the year ended December 31, 2012 of $691.5 million decreased $109.6 million, or 14% compared to $801.1 million for 2011.  Salt product sales for the year ended December 31, 2012 of $491.5 million decreased $125.3 million, or 20% compared to $616.8 million in 2011 while specialty fertilizer product sales of $200.0 million increased $15.7 million, or 9% compared to $184.3 million in 2011.
The decrease in salt product sales of $125.3 million was due to lower salt sales volumes.  Salt sales volumes in 2012 decreased by 2,895,000 tons or 23% from 2011 levels, which included a decrease to highway deicing products sales volumes of 2,705,000 tons and a decrease to consumer and industrial sales volumes of 190,000 tons.  These decreases in volumes were almost exclusively due to the significantly milder than average winter weather in the first and fourth quarters of 2012 in the markets we serve. In addition, we experienced unprecedented preseason demand in 2011, while sales volumes in 2012 were lower from the effects of the 2011-2012 winter season which left customers with higher inventory levels and therefore, reduced the need for early fill orders in the latter half of 2012.  In 2012, price improvements for our highway business were partially offset by lower average selling prices for our consumer and industrial business due to product mix.
The increase in specialty fertilizer product sales of $15.7 million was due primarily to an increase in specialty fertilizer sales volumes from 344,000 tons in 2011 to 367,000 tons in 2012, an increase of 23,000 tons, or 7% and an increase in our average sales price to $616 per ton in 2012 compared to $610 per ton in 2011.

Gross Profit
Gross profit for the year ended December 31, 2012 of $227.1 million decreased $82.7 million, or 27% compared to $309.8 million for 2011.  As a percent of sales, gross profit decreased 4% from 28% in 2011 to 24% in 2012.  The gross profit for the salt segment contributed approximately $64 million to the decline in gross profit due to lower salt deicing volumes and the impact of higher 2012 average per-unit salt product costs.  The higher per-unit costs were partially a result of the effects of a tornado which struck our salt mine and our salt mechanical evaporation plant, both located in Goderich, Ontario in August 2011. We have identified to date approximately $21 and $16 million of estimated losses incurred for the twelve months ended December 31, 2012 and 2011, respectively, which we believe qualify as recoverable business interruption losses.  Any insurance recoveries related to business interruption and any gains related to the replacement of property, plant and equipment

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  We recorded $11.1 million and $14.5 million of asset impairment charges and clean-up and restoration costs for the twelve months ended December 31, 2012 and 2011, respectively, which were offset by $11.1 million and $14.5 million of expected insurance recoveries in the same respective periods.   In 2011, gross profit was unfavorably impacted when inventory, with higher-than-typical per-unit production costs, from 2010 were sold in early 2011.  The specialty fertilizer segment gross profit decreased by approximately $18 million in 2012 principally due to higher per-unit production costs resulting from unusual localized rains and cooler weather experienced in the summer of 2011 at our Ogden facility.  This reduced our solar pond-based SOP production volumes which increased per-unit production costs. To better serve the markets in which we compete, we also purchased higher cost purchased mineral feedstock for production in 2012, thereby increasing our costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2012 of $93.9 million decreased $0.6 million or 1% compared to $94.5 million in 2011, and increased from 8.5% to 10.0% as a percentage of sales. The decrease in expense is primarily due to lower marketing expense and variable employee compensation expense which was partially offset by transition costs of approximately $3.3 million related to the retirement of our Chief Executive Officer in 2012 when compared to the same period in 2011.

Interest Expense
Interest expense for the year ended December 31, 2012 of $18.2 million decreased $2.8 million compared to $21.0 million for 2011.  This decrease is primarily due to lower average interest rates on our outstanding debt, resulting from the expiration of our interest rate swap agreements which fixed interest rates in the first quarter of 2011 and the refinancing of our term loans in May 2012.

Other (Income) Expense, Net
Other expense was $3.7 million for the year ended December 31, 2012 and compared to other income of $3.0 million for the year ended December 31, 2011.  The second quarter of 2012 included a $2.8 million charge related to the refinancing of our term loans in May 2012, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.  In addition, net foreign exchange losses were $2.5 million in 2012 when compared to foreign exchange gains of $2.3 million in 2011.

Income Tax Expense
Income tax expense for the year ended December 31, 2012 of $22.4 million decreased $25.9 million compared to $48.3 million in 2011.  The 2012 income tax expense decrease was primarily due to lower pre-tax income in 2012 when compared to 2011. In addition, we settled an income tax audit which resulted in a $3.0 million reduction to income tax expense in the second quarter of 2012. Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal benefit), foreign income, mining and withholding taxes (net of U.S. deductions) and interest expense recognition differences for tax and financial reporting purposes.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Sales
Sales for the year ended December 31, 2011 of $1,105.7 million increased $36.8 million, or 3% compared to $1,068.9 million for the year ended December 31, 2010.  Sales primarily include revenues from the sale of our products, or “product sales,” and the impact on pricing of shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling costs for salt and specialty fertilizer products were $293.8 million during the year ended December 31, 2011, an increase of $25.2 million, or 9% compared to $268.6 million for the year ended December 31, 2010. The shipping and handling costs increase primarily reflect higher per-unit oil-based fuel costs and higher salt sales volumes for 2011 when compared to 2010.
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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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

Gross Profit
Gross profit for the year ended December 31, 2011 of $309.8 million decreased $5.1 million, or 2% compared to $314.9 million for 2010.  As a percent of sales, gross margin decreased 1% from 29% in 2010 to 28% in 2011.  The gross margin for the salt segment contributed approximately $20 million to the decline in gross profit. Salt gross profit was favorably impacted by highway and consumer deicing volumes and was offset due to higher per-unit salt costs in 2011 as a result of higher per-unit production costs in 2010, a portion of which remained in inventory at the end of 2010.  These higher-cost inventories were essentially all sold in the first quarter of 2011, which unfavorably impacted gross profit when compared to the prior year period.  In addition, average per-unit salt product costs following the second quarter of 2011 have been higher than the elevated costs in the same periods in the prior year due to the effects of a tornado which struck our salt mine and salt mechanical evaporation plant, both located in Goderich, Ontario on August 21, 2011. As a result of the tornado, we recorded $14.5 million of asset impairment charges and clean-up and restoration costs which were offset by $14.5 million of expected insurance recoveries. In addition, we have identified approximately $16 million of losses which we believe qualify as recoverable business interruption losses in 2011.  Any insurance recoveries related to business interruption and any gains related to the replacement of property, plant and equipment will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  Specialty fertilizer segment gross profit increased by approximately $18 million due to higher average market prices partially offset by lower sales volumes, net of the impact of the acquisition of Big Quill Resources in January 2011.

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

Liquidity and Capital Resources

Overview
Over the last several years, the Company has undergone significant changes in order to strengthen its operational and financial position.  We completed an expansion program at the Goderich mine, which increased our annual available salt production capacity at the mine to 9.0 million tons, which we expect to be available to be produced in the future as market conditions warrant.  In 2007 we began a multi-phased plan to strengthen our low-cost, solar-pond-based SOP production through upgrades to our processing plant and improvements to and expansion of our solar evaporation ponds.  The initial phase included some modification to our existing solar evaporation ponds and increases in the extraction yield and processing capacity

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

of our SOP plant. These improvements are expected to increase annual solar-pond-based SOP production capacity to approximately 350,000 tons during the first half of 2013.  Additionally in 2012, we completed a multi-year plan to use patent-pending technology to increase the yield of our SOP solar pond harvest by sealing the walls of our existing solar ponds to significantly reduce brine migration through these walls.  This technology is expected to increase the efficiency and capacity of our solar ponds incrementally over a three to four-year period beginning with the 2012 solar season harvest.  Should we decide to expand our processing plant in the future to process the incremental solar harvest material, the project should be capable of adding an estimated 220,000 tons to our solar pond-based SOP production capacity.  The expected total cost is currently being evaluated with engineering studies.  Management expects to fund these and other capital projects with cash generated from operations and future borrowings. Additionally, in 2011 we acquired Big Quill Resources, Inc., Canada’s leading SOP producer, for $58.1 million, which added approximately 40,000 tons to our SOP capacity.  In 2012, we acquired the mining rights to approximately 100 million tons of salt reserves in the Chilean Atacama Desert for approximately $6.5 million.  The project will require significant infrastructure development to establish extraction capabilities.  Once production begins, we will be required to pay the seller royalties on any tons produced.
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of December 31, 2012, we cannot assure you that we will remain in compliance with these ratios, nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
As discussed in Note 9 to the Consolidated Financial Statements, in 2012 we amended and restated our senior secured credit facility and refinanced our term loans into a single term loan.  The term loan and $125 million revolving credit facility will mature in May 2017 and October 2015, respectively.  Over the last several years, we have been able to refinance higher-rate debt with lower rate debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in property, plant and equipment.  We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of December 31 2012, substantially all of our cash and cash equivalents (in the consolidated balance sheets) was either held directly or indirectly by foreign subsidiaries.  Due in part to the seasonality of our domestic business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short term working capital requirements by accessing our $125 million revolving line of credit.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.
In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by the values charged on the transfer of our products between them.  We calculate values charged on transfers based on guidelines established by the multi-national organization which publishes accepted tax guidelines recognized in all of the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary income taxes, profits and cash flows are realized.  Some of our calculated values have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations are proper and consistent with the accepted guidelines, we can make no assurance that the final resolution of these matters with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statements.  Additionally, the timing for settling these challenges may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access to consolidated cash on hand in all jurisdictions and future cash flows from operations.
Canadian provincial tax authorities have issued tax reassessments for years 2002-2007, which are under audit, totaling approximately $67 million, including interest through December 2012, challenging tax positions claimed by one of our Canadian subsidiaries. We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  We have agreed with the tax authority to post collateral of approximately $35 million in a performance bond (including approximately $8 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond) and make cash payments of approximately $40 million (including approximately $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, we have paid approximately $21 million and we have agreed to pay an additional approximately $6 million during 2013 with the remaining balance to be paid after 2013.  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In addition, the Canadian federal taxing authority has reassessed us for years 2004-2006 which have been previously settled by agreement between the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the contract which provided the basis upon which our returns were previously filed and settled. The total amount of the reassessments, including penalties, related to this matter totals approximately $102 million.  We have agreed to post collateral in the form of approximately a $24 million performance bond and make cash payments of approximately $3 million during 2013.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $35 million necessary to proceed with future appeals or litigation.  We expect that the ultimate outcome of this matter will not have a material impact on our results of operations or financial condition; however we can provide no assurance as to the ultimate outcome.
In August 2011, a tornado struck our salt mine and our salt mechanical evaporation plant in Goderich, Ontario.  Some of the mine’s surface structures and the evaporation plan incurred significant damage which temporarily ceased production at both facilities.  Losses caused by the tornado affected our 2012 and 2011 consolidated financial statements and liquidity and will continue to impact our 2013 consolidated financial statements through at least the first quarter of 2013.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  At this time, we believe a final settlement will occur in 2013.  We received $37.5 million and $25.0 million of insurance advances in 2012 and 2011, respectively.  We recorded approximately $11.1 million and $14.5 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations for the twelve months ended December 31, 2012 and 2011, respectively, to offset recognized impairment charges and site clean-up and restoration costs.  We have identified approximately $21 million and $16 million for the twelve months ended December 31, 2012 and 2011, respectively, of estimated losses which we believe to be recoverable business interruption losses. However, we may not have been able to estimate the full amount of losses caused by the tornado.  We incurred approximately $35 million and $17 million of capital expenditures during 2012 and 2011, respectively, to replace and, in some instances, improve property, plant and equipment damaged or destroyed from the tornado and estimate we will spend more than $5 million during 2013 to complete the replacement of all property, plant and equipment impacted by the tornado.  Business interruption losses and capital expenditures to replace or repair assets reduce cash flows available for other operating needs of our business.  The amount of actual business interruption recoveries may differ materially from our current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity.
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

For the year ended December 31, 2012
Net cash flows provided by operating activities for the year ended December 31, 2012 were $151.7 million, a decrease of $100.6 million compared to $252.3 million for year ended December 31, 2011. Net earnings in 2012 decreased from 2011 by $60.1 million.  Additionally, we had an increase in working capital items of $36.8 million in 2012 compared to a reduction of $17.3 million in 2011. These changes to working capital provided a portion of our year over year change to cash flows from operations.  Our working capital changes will vary, among other things, with the severity and timing of the winter weather in our regions.
Net cash flows used by investing activities of $123.6 million for the year ended 2012 resulted from capital expenditures of $130.9 million partially offset by insurance advances related to the Goderich tornado.  Our capital expenditures in 2012 include expenditures to support the SOP evaporation plant expansion and yield improvement projects at our Great Salt Lake operations and capital expenditures of approximately $35 million (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) for the replacement of property, plant and equipment damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements.
Financing activities during 2012 used $61.9 million of cash flows, primarily to make $66.3 million of dividend payments and $4.0 million of payments to redeem and refinance our debt in May 2012 which was partially offset by proceeds received from stock option exercises of $7.4 million.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
Net cash flows used by investing activities of $152.4 million for the year ended 2011 resulted from capital expenditures of $107.4 million and our acquisition of Big Quill Resources.  Our capital expenditures in 2011 include capital expenditures of approximately $17 million for the replacement of assets damaged or destroyed by the tornado (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable), and activities to support the SOP evaporation plant expansion and yield improvement projects at the Great Salt Lake.  The remaining capital expenditures were primarily for routine replacements.  In addition, we invested $58.1 million for the acquisition of Big Quill Resources in January 2011. In 2011, we also received $25 million in insurance advances for the replacement of property, plant and equipment impaired related to the Goderich tornado.
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

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our Revolving Credit Facility.  We believe that our current banking syndicate is secure and believe we will have access to our entire Revolving Credit Facility.  We expect that ongoing requirements for debt service and committed or sustaining capital expenditures will primarily be funded from these sources.  During 2013, we also expect to settle our insurance claim related to the August 2011 tornado in Goderich.  The amount and timing of any future settlement payments to be received, if any, are uncertain and there can be no assurance that we will receive any at all or we may be required to refund a portion of the previously received advances.  The Company has approximately $36.7 million of deferred revenue recorded as of December 31, 2012 in its consolidated balance sheets and has offset a total of approximately $25.6 million of asset impairment charges and clean-up and restoration costs recorded in statements of operations for 2012 and 2011 related to the tornado.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors – Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flows.”  In June of 2009, we issued senior notes with an aggregate face amount of $100 million due in 2019, which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at 97.497% of their face value and the carrying value of the debt will accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%. With the proceeds of the 8% Senior Notes, the Company redeemed $89.6 million of its 12% Senior Subordinated Discount Notes due 2013.  In connection with the debt refinancing, the Company paid approximately $1.8 million in refinancing fees, and paid $2.2 million of fees that were capitalized as deferred financing costs.  As discussed in Note 9 to the Consolidated Financial Statements, at December 31, 2012, we had $482.3 million of outstanding indebtedness consisting of $98.2 million 8% Senior Notes ($100 million at maturity) due 2019 and $384.1 million of borrowings outstanding under our senior secured credit agreement (“Credit Agreement”).  Letters of credit totaling $7.8 million reduced available borrowing capacity under the Revolving Credit Facility to $117.2 million.  In 2013, we may borrow amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
Our ability to make scheduled payments of principal, to pay the interest on, to refinance our indebtedness, or to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Revolving Credit Facility and expected recoveries from insurers, will be adequate to meet our liquidity needs over the next 12 months.
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable.  We cannot assure you that we will be able to use all of our NOL carryforwards to offset future taxable income, or that the NOL carryforwards will not become subject to additional limitations due to future ownership changes.
At December 31, 2012, we had approximately $4.1 million of gross foreign federal NOL carryforwards that have no expiration date.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations.  Since the plan’s accumulated benefit obligations are in excess of the fair value of the plan’s assets (by approximately $7.5 million as of December 31, 2012), we may be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2012, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.
Our contractual cash obligations and commitments as of December 31, 2012 are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2013	2014	2015	2016	2017	Thereafter
Long-term Debt	$484.1	$3.9	$3.9	$3.9	$3.9	$368.5	$100.0
Interest (a)	83.5	15.5	15.4	15.3	15.3	10.7	11.3
Operating Leases (b)	48.9	10.0	7.5	5.5	4.3	3.7	17.9
Unconditional Purchase Obligations (c)	28.8	14.1	2.9	2.4	1.9	1.8	5.7
Estimated Future Pension
Benefit Obligations (d)	69.6	2.9	3.0	3.1	3.2	3.3	54.1
Other (e)	13.1	7.0	4.5	1.6	-	-	-
Total Contractual Cash Obligations	$728.0	$53.4	$37.2	$31.8	$28.6	$388.0	$189.0

Other Commitments	Total	2013	2014	2015	2016	2017	Thereafter
Letters of Credit	$7.8	$7.8	$-	$-	$-	$-	$-
Performance Bonds (f)	102.5	102.4	-	0.1	-	-	-
Total Other Commitments	$110.3	$110.2	$-	$0.1	$-	$-	$-

(a)
Based on maintaining existing debt balances to maturity.  Interest on the Credit Agreement varies with the Eurodollar rate. The December 31, 2012 blended rate of 3.2%, including the applicable spread, was used for this calculation.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)
We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under purchase contracts with four suppliers. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2012 and adjusted based upon estimated price increases for 2013.

(d)	Note 8 to our Consolidated Financial Statements provides additional information.
(e)
Other cash obligations consist of payments required related to the Canadian tax reassessments.  The amounts in the table do not include interest payments of approximately $2 million in 2013 and approximately $3 million in subsequent years which will be required to be deposited with the taxing authorities as long as the dispute remains outstanding.  Note 7 to our Consolidated Financial Statements provides additional information.

(f)	Note 11 to our Consolidated Financial Statements provides additional information.

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”).  Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations due to our resource allocation, financing methods and cost of capital, and income tax positions which are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items including refinancing costs and other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and ongoing consequence of our operations.  We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2012	2011	2010
Net earnings	$88.9	$149.0	$150.6
Interest expense	18.2	21.0	22.7
Income tax expense	22.4	48.3	44.6
Depreciation, depletion and amortization	64.5	64.7	52.0
EBITDA	194.0	283.0	269.9
Other non-operating expenses:
Fees and premiums paid to redeem debt	1.8	-	2.4
Write-off of unamortized deferred financing fees	1.0	-	0.1
Other (income) expense, net	0.9	(3.0)	6.1
Adjusted EBITDA	$197.7	$280.0	$278.5

During 2012 and 2010, the Company amended the terms of its Credit Agreement.  EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan totaling $(0.9) million, $3.0 million and $(6.1) million for 2012, 2011 and 2010, respectively.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that the Company believes to be important in understanding our earnings trends.  Those items include the effects of a tornado and the variability of weather.  These items have not been adjusted in the amounts presented above.  Thus far, we have identified approximately $21 million and $16 million of estimated losses in the consolidated statements of operations in the year ended December 31, 2012 and 2011, respectively, related to the effects of the 2011 tornado at Goderich.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  Also, our operating earnings were unfavorably impacted in 2012 by significantly milder than average winter weather in the markets we serve.  In 2011, we estimate that our sales and operating earnings were unfavorably impacted by milder than average winter weather, however not as significantly as in 2012.

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Mineral Interests - As of December 31, 2012, we maintained $144.0 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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

U.K. Pension Plan - We have a defined benefit pension plan covering some of our current and former employees in the U.K.  The U.K. plan was closed to new participants in 1992. As we elected to freeze the plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select our actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, or to increase pension expense or our pension liability.  An adverse change of 25 basis points in our discount rate would have increased our projected benefit obligation as of December 31, 2012 by approximately $1.9 million and our net periodic pension cost for 2012 by approximately $0.2 million. An adverse change of 25 basis points in our expected return on assets assumption as of December 31, 2012 would have increased our net periodic benefit cost for 2012 by approximately $0.2 million.
We set our discount rate for the U.K. plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over approximately the next 20 years.  Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the plan’s available assets, and when special early-retirement payments or other inducements are made to pensioners. Contributions totaled $1.6 million, $3.0 million and $3.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.  If supplemental benefits were approved and granted under the provisions of the Plan or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits.  See Note 8 to the Consolidated Financial Statements for additional discussion of our pension plan.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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

Effects of Currency Fluctuations and Inflation

We conduct operations in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 30% of our 2012 sales in foreign currencies, and we incurred 32% of our 2012 total operating expenses in foreign currencies. Additionally, we have $492.6 million of net assets denominated in foreign currencies.  In 2010 and 2011, the U.S. dollar weakened against the British pound sterling and the Canadian dollar, which had a positive impact on our reported assets, sales and operating earnings.  In 2012, the U.S. dollar strengthened modestly against the British pound sterling and the Canadian dollar, which had a negative impact on our reported assets, sales and operating earnings.  Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Interest Rate Risk

As of December 31, 2012 we had $384.1 million of debt outstanding under our term loan tranches, bearing interest at variable rates.  Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged.  Assuming no change in the amount of term loan or Revolver outstanding, a one hundred basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $3.8 million based upon our debt outstanding as of December 31, 2012.  Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2012, a majority of the investments in the U.K. pension plan are in bond funds.  Changes in interest rates could impact the value of the investments in the pension plan.

Foreign Currency Risk

In addition to the U.S., we conduct our business in Canada and the U.K. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We do not engage in hedging for speculative investment purposes. Our historical results do not reflect any foreign currency exchange hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1A, “Risk Factors – Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and have a negative impact on earnings.”
Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $2.1 million impact on operating earnings for the year ended December 31, 2012. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas.  We may hedge up to approximately 90% of our expected natural gas usage.  Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences.  We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2012, the amount of natural gas hedged with derivative contracts totaled 2.1 million MMBtus, of which 1.6 million expire within one year and 0.5 million expire in years two and three.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2012 would have increased our cost of sales by approximately $0.4 million. Actual results will vary due to actual changes in market prices and consumption.
We are subject to increases and decreases in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. We may engage in hedging operations, including forward contracts, to reduce our exposure to changes in our transportation cost due to changes in the cost of fuel in the future. Due to the difficulty in meeting all of the requirements for hedge accounting under current U.S. GAAP, any such cash flow hedges of transportation costs would likely be accounted for by marking the hedges to market at each reporting period.  Our historical results do not reflect any direct fuel hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce the risks associated with changes in our transportation costs. We do not engage in hedging for speculative investment purposes.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 21, 2013

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc’s. internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Compass Minerals International, Inc. and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 21, 2013

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Consolidated Balance Sheets
	December 31,
(In millions, except share data)	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$100.1	$130.3
Receivables, less allowance for doubtful accounts of $2.4 in 2012 and 2011	143.7	152.5
Inventories	229.7	207.2
Deferred income taxes, net	7.4	7.2
Other	26.0	18.6
Total current assets	506.9	515.8
Property, plant and equipment, net	645.2	573.4
Intangible assets, net	74.7	57.5
Other	73.8	58.8
Total assets	$1,300.6	$1,205.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$156.0
Accounts payable	85.4	86.8
Accrued expenses	87.8	59.2
Accrued salaries and wages	20.1	17.3
Income taxes payable	1.0	6.6
Accrued interest	1.1	0.9
Total current liabilities	199.3	326.8
Long-term debt, net of current portion	478.4	326.7
Deferred income taxes, net	77.9	70.7
Other noncurrent liabilities	41.5	34.7
Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock:
$0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	54.5	37.4
Treasury stock, at cost - 2,094,774 shares at December 31, 2012 and 2,334,060 shares at December 31, 2011	(4.0)	(4.5)
Retained earnings	395.0	372.5
Accumulated other comprehensive income	57.6	40.8
Total stockholders' equity	503.5	446.6
Total liabilities and stockholders' equity	$1,300.6	$1,205.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Consolidated Statements of Operations
	For the Year Ended December 31,
(In millions, except share data)	2012	2011	2010
Sales	$941.9	$1,105.7	$1,068.9
Shipping and handling cost	238.1	293.8	268.6
Product cost	476.7	502.1	485.4
Gross profit	227.1	309.8	314.9
Selling, general and administrative expenses	93.9	94.5	88.4
Operating earnings	133.2	215.3	226.5
Other (income) expense:
Interest expense	18.2	21.0	22.7
Other, net	3.7	(3.0)	8.6
Earnings before income taxes	111.3	197.3	195.2
Income tax expense	22.4	48.3	44.6
Net earnings	$88.9	$149.0	$150.6

Basic net earnings per common share	$2.65	$4.46	$4.52
Diluted net earnings per common share	$2.65	$4.45	$4.51

Weighted-average common shares outstanding (in thousands):
Basic	33,109	32,906	32,747
Diluted	33,135	32,934	32,763

Cash dividends per share	$1.98	$1.80	$1.56

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Consolidated Statements of Comprehensive Income
	For the Year Ended December 31,
(In millions)	2012	2011	2010
Net earnings	$88.9	$149.0	$150.6
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension costs, net of tax of $1.2, $(3.0) and $(0.4) in 2012, 2011 and 2010	(4.3)	8.8	1.2
Unrealized gain (loss) on cash flow hedges, net of tax of $(1.6), $(0.8) and $0.1 in 2012, 2011 and 2010	2.7	1.3	(0.1)
Cumulative translation adjustment	18.4	(15.3)	13.7
Comprehensive income	$105.7	$143.8	$165.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Consolidated Statements of Stockholders' Equity
					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
(In millions)	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2009	$0.4	$11.7	$(5.2)	$185.0	$31.2	$223.1
Comprehensive income				150.6	14.8	165.4
Dividends on common stock				(52.0)		(52.0)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		2.8				2.8
Stock options exercised		3.0	0.2			3.2
Stock-based compensation		5.3				5.3
Balance, December 31, 2010	$0.4	$22.7	$(4.9)	$283.6	$46.0	$347.8
Comprehensive income				149.0	(5.2)	143.8
Dividends on common stock				(60.1)		(60.1)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		3.5				3.5
Stock options exercised		4.8	0.3			5.1
Stock-based compensation		6.5				6.5
Balance, December 31, 2011	$0.4	$37.4	$(4.5)	$372.5	$40.8	$446.6
Comprehensive income				88.9	16.8	105.7
Dividends on common stock				(66.4)		(66.4)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		1.7				1.7
Stock options exercised		7.0	0.4			7.4
Stock-based compensation		8.5				8.5
Balance, December 31, 2012	$0.4	$54.5	$(4.0)	$395.0	$57.6	$503.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(In millions)	2012	2011	2010
Cash flows from operating activities:
Net earnings	$88.9	$149.0	$150.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	64.5	64.7	52.0
Finance fee amortization	1.3	1.5	1.3
Early extinguishment and refinancing of long-term debt	2.8	-	2.5
Stock-based compensation	8.5	6.5	5.3
Deferred income taxes	0.4	4.5	7.7
Other, net	1.6	5.3	3.6
Asset impairment charges, Goderich tornado	1.1	4.8	-
Insurance advances for operating purposes, Goderich tornado	26.5	10.4	-
Insurance advances for investment purposes, Goderich tornado	(8.7)	(12.6)	-
Changes in operating assets and liabilities, net of acquisition:
Receivables	8.6	48.6	(29.4)
Inventories	(23.8)	(3.1)	70.4
Other assets	(14.5)	(10.5)	(5.3)
Accounts payable, income taxes payable and accrued expenses	(7.1)	(17.7)	(2.2)
Other liabilities	1.6	0.9	(15.3)
Net cash provided by operating activities	151.7	252.3	241.2
Cash flows from investing activities:
Capital expenditures	(130.9)	(107.4)	(112.1)
Insurance advances for investment purposes, Goderich tornado	8.7	12.6	-
Acquisition of a business	-	(58.1)	-
Other, net	(1.4)	0.5	(1.3)
Net cash used in investing activities	(123.6)	(152.4)	(113.4)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	387.0	-	-
Principal payments on long-term debt	(387.7)	(4.2)	(4.1)
Fees and premiums paid to redeem and refinance debt	(1.8)	-	(2.4)
Deferred financing costs	(2.2)	-	(2.6)
Dividends paid	(66.3)	(60.1)	(52.0)
Proceeds received from stock option exercises	7.4	5.1	3.2
Excess tax benefits from equity compensation awards	1.7	3.5	2.8
Net cash used in financing activities	(61.9)	(55.7)	(55.1)
Effect of exchange rate changes on cash and cash equivalents	3.6	(5.0)	4.9
Net change in cash and cash equivalents	(30.2)	39.2	77.6
Cash and cash equivalents, beginning of the year	130.3	91.1	13.5
Cash and cash equivalents, end of year	$100.1	$130.3	$91.1

Supplemental cash flow information:
Interest paid	$17.9	$20.0	$22.6
Income taxes paid, net of refunds	$32.0	$45.9	$58.7

In connection with the acquisition of Big Quill Resources, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired, net of deferred tax liabilites and cash acquired(a)		$60.0
Cash paid during the year ended December 31, 2011		(58.1)
Liabilities assumed		$1.9

(a)	The Company recorded $11.1 million of deferred tax liabilities and acquired cash of $2.4 million.

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND FORMATION

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

c. Reclassifications:
Certain prior year amounts have been reclassified from receivables to other current assets in the Company’s consolidated financial statements to conform to the current year presentation.

d. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss).  The Company recorded foreign exchange gains (losses) of approximately $10.7 million, $(9.2) million and $11.3 million in 2012, 2011 and 2010, respectively, in accumulated other comprehensive income (loss) related to intercompany notes which were deemed to be of long-term investment nature.  Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other (income) expense, for the years ended December 31, 2012, 2011 and 2010, were $2.5 million, $(2.3) million and $6.4 million, respectively.

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

h. Inventories:
 Inventories are stated at the lower of cost or market. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride and specialty fertilizer products readily available for sale. All costs associated with the production of finished goods at the Company’s producing locations are captured as inventory costs. As required by GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period.  Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

i. Other Current Assets:
Other current assets consist principally of prepaid expenses as of December 31, 2012 and 2011.

j. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized.  Maintenance and repairs are expensed as incurred.  Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests.  The Company leases probable mineral reserves at several of its extraction facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily amortized on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 84 years as of December 31, 2012.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 44 years as of December 31, 2012.
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

The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with applicable U.S. GAAP.  Asset retirement obligations are not material to the Company’s financial position, results of operations or cash flows.
The Company uses methodology, as prescribed by U.S. GAAP, to review its long-lived assets and the related mineral reserves for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

l. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $6.2 million as of December 31, 2012 and 2011 with accumulated amortization of $1.6 million and $1.8 million as of December 31, 2012 and 2011, respectively. In connection with the refinancing of the term loans in May 2012, the Company recorded a $2.8 million charge in the second quarter of 2012 which is included in other expense in its consolidated statements of operations, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.  Deferred financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.
Certain inventories of spare parts and related inventory of approximately $16.4 million and $10.8 million at December 31, 2012 and 2011, respectively, which will be utilized with respect to long-lived assets, have been classified in the consolidated balance sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 8.  As of December 31, 2012 and 2011, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $6.0 million and $6.3 million, respectively, were included in other noncurrent assets in the consolidated balance sheets.  The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense, net in the consolidated statements of operations.

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

n. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $1.6 million and $1.7 million at December 31, 2012 and 2011, respectively.

o. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of CMP, whereby stock options, restricted stock units and performance stock units are granted to employees, consultants, or directors of CMP. See Note 12 for additional discussion.

p. Earnings per Share:
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

q. Derivatives:
The Company is exposed to the impact of fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of its risk of changes in natural gas prices through the use of derivative agreements. Prior to 2011,

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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

r. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S., and throughout Canada and the U.K.  The Company’s specialty fertilizer products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2012, or more than 10% of accounts receivable at December 31, 2012 or 2011.

s. Recent Accounting Pronouncements:
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

3.	GODERICH TORNADO

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  However, the mine still requires some repairs and reconstruction to fully restore the damaged surface structures and operating assets. The evaporation plant resumed limited activities in late September 2011 and reached full capability by the end of the first quarter of 2012.
The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have and will occur at these facilities and to the Company’s business losses related to the tornado. The Company made an estimate of the impairment of its property, plant and equipment pertaining to the impacted areas at both of the Goderich facilities.  The Company may need to record additional impairment charges as more information becomes available.  In addition, the Company incurred clean-up costs related to the storm. The Company expects to be fully reimbursed by its insurers for the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred, net of the Company’s deductible. The impairment and clean-up and restoration costs incurred and insurance recoveries recognized in the consolidated statements of operations for 2012 and 2011 are as follows (in millions):

	For the Year Ended
	December 31, 2012	December 31, 2011
Product cost:
Property, plant and equipment impairment charges	$1.1	$4.8
Site clean-up and restoration costs	10.0	9.7
Estimated insurance recoveries recognized	(11.1)	(14.5)

Net impact on product cost excluding business interruption	$-	$-

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

The Company received $37.5 million and $25.0 million of insurance advances in 2012 and 2011, respectively.  The Company recorded $11.1 million and $14.5 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations for the twelve months ended December 31, 2012 and 2011, respectively, to offset recognized impairment charges and site clean-up and restoration costs.  The Company also has recorded approximately $26.5 million and $10.4 million of the insurance advances as deferred revenue in 2012 and 2011, respectively, in accrued expenses in the consolidated balance sheets and has presented this amount in its operating section of the consolidated statements of cash flows for their respective periods.  The actual insurance recoveries related to the replacement cost of property, plant and equipment will exceed the net book value of the damaged property, plant and equipment and the related impairment charges of $5.9 million, which included $1.1 million and $4.8 million, recorded for the year ended December 31, 2012 and 2011, respectively.  However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.
The Company also expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  Thus far, the Company has identified approximately $21 million and $16 million for the year ended December 31, 2012 and 2011, respectively, of estimated losses that it believes qualify as recoverable business interruption losses. The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  The Company believes the impact of estimated lost sales, lost production and additional expenses that have been and will be incurred related to the tornado will be substantially covered by the Company’s insurance policies.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.

4.	INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2012	2011
Finished goods	$185.6	$169.4
Raw materials and supplies	44.1	37.8
Total inventories	$229.7	$207.2

5.	PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2012	2011
Land, buildings and structures and leasehold improvements	$309.0	$275.9
Machinery and equipment	596.5	541.8
Office furniture and equipment	20.8	21.3
Mineral interests	184.4	174.4
Construction in progress	103.0	68.8
	1,213.7	1,082.2
Less accumulated depreciation and depletion	(568.5)	(508.8)
Property, plant and equipment, net	$645.2	$573.4

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist primarily of a KCl supply agreement, purchased rights to produce SOP, lease rights, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights, lease rights and customer relationships are being amortized over 50 years, 25 years, 25 years and 7-10 years, respectively.  In the fourth quarter of 2012, the Company acquired intangible assets for $15.5 million.  In addition, the Company has water rights and a tradename, which have indefinite lives and have a value of $5.2 million and $0.7 million, respectively, as of December 31, 2012 and 2011.  The weighted average amortization period for all finite-lived intangibles is approximately 38 years.  None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $2.1 million in 2012, $1.9 million in 2011 and $1.3 million in 2010 and is projected to be between $1.8 million and $2.1 million (excluding any amortization expense for the fourth quarter of 2012 purchase of intangible assets) per year over the next five years.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

The asset value and accumulated amortization as of December 31, 2012 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer Relationships	Lease Rights	Total
Intangible assets	$36.4	$24.3	$2.1	$2.2	$65.0
Accumulated amortization	(1.4)	(8.8)	(1.4)	(0.1)	(11.7)
Intangible assets, net	$35.0	$15.5	$0.7	$2.1	$53.3

As of December 31, 2011, finite-lived intangible assets included a long-term supply agreement, SOP production rights and customer relationships valued at $34.9 million, $24.3 million and $2.1 million, respectively, with accumulated amortization of $0.7 million, $7.9 million and $1.1 million, respectively.
In addition, the Company recorded goodwill in its specialty fertilizer segment of $14.6 million related to its acquisition of Big Quill Resources in January 2011. The Company has recorded goodwill of approximately $21.3 million as of December 31, 2012 and 2011 in other assets of its consolidated balance sheets.

7.	INCOME TAXES

The Company files U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels.  The Company’s U.S. federal tax returns for tax years 2009 forward remain open and subject to examination.  Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.
The following table summarizes the Company’s income tax provision (benefit) related to earnings for the years ended December 31 (in millions):

	2012	2011	2010
Current:
Federal	$10.3	$27.9	$20.6
State	2.1	6.2	5.2
Foreign	9.6	9.7	11.1
Total current	22.0	43.8	36.9
Deferred:
Federal	(1.9)	(1.9)	6.3
State	(0.4)	(0.4)	1.6
Foreign	2.7	6.8	(0.2)
Total deferred	0.4	4.5	7.7
Total provision for income taxes	$22.4	$48.3	$44.6

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2012	2011	2010
Domestic income	$76.6	$141.5	$142.4
Foreign income	34.7	55.8	52.8
Earnings before income taxes	111.3	197.3	195.2
Computed tax at the U.S. federal statutory rate of 35%	39.0	69.0	68.3
Foreign income, mining, and withholding taxes, net of U.S. federal deduction	1.9	(2.0)	(1.5)
Percentage depletion in excess of basis	(8.4)	(10.9)	(11.0)
Release of tax reserves due to agreement with taxing authorities	(2.7)	-	(5.9)
Other domestic tax reserves, net of reversals	0.6	(1.6)	(1.4)
Domestic manufacturers deduction	(1.4)	(1.8)	(2.7)
State income taxes, net of federal income tax benefit	1.5	3.6	5.0
Change in valuation allowance on deferred tax assets	(0.2)	(0.8)	0.1
Interest expense recognition differences	(7.3)	(6.8)	(7.0)
Other	(0.6)	(0.4)	0.7
Provision for income taxes	$22.4	$48.3	$44.6
Effective tax rate	20%	24%	23%

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

	2012	2011
Current deferred tax assets:
Alternative minimum tax credit carryforwards	$1.4	$0.4
Accrued expenses	1.6	1.3
Other, net	4.4	5.5
Current deferred tax assets	7.4	7.2
Current deferred tax liabilities:
Unrealized foreign exchange gains	-	0.9
Other, net	0.1	(0.5)
Current deferred tax liabilities	0.1	0.4
Noncurrent deferred taxes:
Property, plant and equipment	76.3	70.9
Intangible asset	9.3	8.5
Total noncurrent deferred tax liabilities	85.6	79.4
Deferred tax assets:
Net operating loss carryforwards	1.0	2.6
Other, net	8.0	7.6
Subtotal	9.0	10.2
Valuation allowance	(1.3)	(1.5)
Total noncurrent deferred tax assets	7.7	8.7
Net noncurrent deferred tax liabilities	$77.9	$70.7

At December 31, 2012, the Company had approximately $4.1 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $0.1 million of tax-effected state NOL carryforwards which expire in 2022.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. As of December 31, 2012 and 2011, the Company’s valuation allowance was $1.3 million and $1.5 million, respectively. In the future, if the Company determines, based on existence of

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  Management does not believe that it is reasonably possible that unrecognized tax benefits will decrease in the next twelve months as a result of resolution with various taxing authorities.  The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2012	2011	2010
Unrecognized tax benefits:
Balance at January 1	$25.6	$23.9	$23.3
Additions resulting from current year tax positions	4.7	1.8	0.4
Additions relating to tax positions taken in prior years	0.4	1.3	10.9
Reductions due to cash payments	(0.3)	(0.6)	(3.6)
Reductions due to settlements	(2.5)	-	(6.4)
Reductions relating to tax positions taken in prior years	(2.6)	(0.4)	(0.4)
Reductions due to expiration of tax years	-	(0.4)	(0.3)
Balance at December 31	$25.3	$25.6	$23.9

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision.  During the years ended December 31, 2012, 2011 and 2010, the Company accrued interest and penalties, net of reversals, of $0.9 million, $0.4 million and $(1.9) million, respectively.  As of December 31, 2012 and 2011, accrued interest and penalties included in the consolidated balance sheets totaled $3.2 million and $2.3 million, respectively.
The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the U.S.  No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2012, 2011 and 2010.  Total undistributed earnings on which no U.S. federal income tax has been provided were $284.4 million at December 31, 2012.  If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.
Canadian provincial tax authorities have issued tax reassessments for years 2002-2007, which are under audit, totaling approximately $67 million, including interest through December 2012, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company will post collateral in the form of a $35 million performance bond (including approximately $8 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond) and make cash payments of approximately $40 million (including the $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, the Company has paid $21 million and it has agreed to pay an additional approximately $6 million during 2013 with the remaining balance to be paid after 2013.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In addition, the Canadian federal taxing authority has reassessed the Company for years 2004-2006 which have been previously settled by agreement between the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and the Company believes this action is highly unusual.  The Company is seeking to enforce the contract which provided the basis upon which the Company’s returns were previously filed and settled.  The total amount of the reassessments, including penalties, related to this matter totals approximately $102 million.  The Company has agreed to post collateral in the form of approximately a $24 million performance bond and make cash payments of approximately $3 million during 2013.  The Company is currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $35 million necessary to proceed with future appeals or litigation.  The Company expects that the ultimate outcome of this matter will not have a material impact on its

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

results of operations or financial condition; however the Company can provide no assurance as to the ultimate outcome.  As of December 31, 2012, the Company has reserved a small amount for the matters which resulted in the reassessments.
Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.
In the fourth quarter of 2010, the Company reached an agreement with taxing authorities to resolve uncertain tax positions.  As a result of this agreement, the Company’s income tax expense decreased by approximately $5.9 million.

8.	PENSION PLANS AND OTHER BENEFITS

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
The Company’s U.K. pension fund investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities.  The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio and that approximately 25% be invested in debt securities.  Investment strategies and portfolio allocations are based on the plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis.  In 2012 and 2011, the plan’s investments consisted of larger percentages of bond funds as the Company continued to evaluate the investment climate.  The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2012	2011
Cash and cash equivalents	1%	2%
Equity Securities	21%	19%
Bond Funds	78%	79%
Total	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2012 and 2011 by asset category (see Note 13 for a discussion regarding fair value measurements) are as follows (in millions):

	Market Value at December 31, 2012	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.5	$0.5	$-	$-
Equity securities	12.9	12.9	-	-
Bond funds(b):
Treasuries	27.1	27.1	-	-
Corporate bond funds	21.6	21.6	-	-
Total Pension Assets	$62.1	$62.1	$-	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes.  The funds are valued using the bid amounts for each fund.  Approximately 44% of the Company’s pension assets are invested in U.K. linked treasuries as of December 31, 2012.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

	Market Value at December 31, 2011	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.5	$1.5	$-	$-
Equity securities	10.9	10.9	-	-
Bond funds(b):
Treasuries	27.1	27.1	-	-
Corporate bond funds	19.3	19.3	-	-
Total Pension Assets	$58.8	$58.8	$-	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes.  The funds are valued using the bid amounts for each fund.  Approximately 46% of the Company’s pension assets are invested in U.K. linked treasuries as of December 31, 2011.

As of December 31, 2012 and 2011, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $9.6 million (including $11.8 million of accumulated loss less prior service cost of $2.2 million) and $5.3 million (including $7.4 of accumulated loss less prior service cost of $2.1), respectively.  During 2012, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(4.5) million, amortization of loss of $0.8, amortization of prior service cost $(0.1) and foreign exchange of $(0.5).  During 2011, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net gain of $4.2 million, prior service cost of $2.2 million, amortization of loss of $1.4 million, settlement gains of $1.3 million and foreign exchange of $(0.3) million.  During 2010, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(0.8), amortization of loss of $1.4 million and foreign exchange of $0.6 million.  The Company expects to recognize approximately $1.8 million ($1.9 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive income as a component of net periodic benefit cost in 2013.  Total net periodic benefit cost in 2013 is expected to be $2.0 million.
The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2012	2011	2010
Discount rate	4.60%	5.40%	5.70%
Expected return on plan assets	4.75%	6.25%	6.55%

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator.  Management expects total contributions during 2013 will be approximately $1.6 million.  In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

The Company expects to pay the following benefit payments (in millions), which reflect expected future service, as appropriate:

Calendar Year	Future Expected Benefit Payments
2013	$2.9
2014	3.0
2015	3.1
2016	3.2
2017	3.3
2018 – 2022	15.6

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plans (based on a December 31 measurement date in 2012 and 2011), as of December 31 (in millions):

	2012	2011
Change in benefit obligation:
Benefit obligation as of January 1	$61.8	$71.2
Interest cost	2.8	3.7
Plan amendment	-	(3.0)
Actuarial (gain) or loss	6.1	(1.4)
Benefits paid	(4.1)	(2.3)
Settlements	-	(6.4)
Currency fluctuation adjustment	3.0	-
Benefit obligation as of December 31	69.6	61.8
Change in plan assets:
Fair value as of January 1	58.8	58.4
Actual return	3.0	7.5
Company contributions	1.6	3.0
Currency fluctuation adjustment	2.8	(0.3)
Settlements	-	(7.5)
Benefits paid	(4.1)	(2.3)
Fair value of plan assets as of December 31	62.1	58.8
Underfunded status of the plan	$(7.5)	$(3.0)

The underfunded status of the defined pension plan, which was recorded in the consolidated balance sheets, included $1.6 million in accrued expenses and $5.9 million in noncurrent liabilities in 2012, and $1.6 million in accrued expenses and $1.4 million in noncurrent liabilities in 2011. The accumulated benefit obligation for the defined benefit pension plan was $69.6 million and $61.8 million as of December 31, 2012 and 2011, respectively. The accumulated benefit obligation is in excess of the plan’s assets.  The vested benefit obligation calculated is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of retirement.  The components of net pension expense were as follows for the years ended December 31 (in millions):

	2012	2011	2010
Interest cost on projected benefit obligation	$2.8	$3.7	$3.8
Prior service cost	(0.1)	(0.1)	-
Expected return on plan assets	(2.8)	(3.3)	(3.5)
Settlement cost	-	2.3	-
Net amortization	1.0	1.8	2.0
Net pension expense	$0.9	$4.4	$2.3

The Company has defined contribution and pre-tax savings plans (“Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions.  Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance.  Expense attributable to all Savings Plans was $5.3 million, $7.3 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The Savings Plans include a non-qualified plan for certain of its executive officers and key employees who are limited in their ability to participate in qualified plans due to existing regulations.  These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions as if the limitations imposed by

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

current U.S. regulations for qualified plans were not in place.  The Company’s matching contributions are based on a percentage of the employee’s deferred salary, profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications.  Although not required to do so, the Company actually invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications.  As of December 31, 2012 and 2011, investments in marketable securities totaling $6.0 million and $6.3 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the consolidated balance sheets.  Compensation expense recorded for this plan totaled $1.0 million, $0.2 million and $0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, including amounts attributable to investment income (loss) of $0.7 million, $(0.1) million and $0.6 million, respectively, which is included in other, net in the consolidated statements of operations.

9.	LONG TERM DEBT
During 2007, the Company amended its previously existing senior secured credit facilities (“Credit Agreement”), which included a $350 million term loan (“Term Loan”) and a $125 million revolving credit facility, and borrowed an additional $127 million under an incremental term loan (“Incremental Term Loan”).  In October 2010, the Company amended the terms of its Credit Agreement and entered into a new Revolving Credit Facility (“Revolving Credit Facility”).  As part of the amendment, the Company extended the maturity of approximately $234 million of its Term Loan and Incremental Term Loan (“Extended Term Loan”) under the Credit Agreement to 2016.  The $125 million Revolving Credit Facility was extended to mature in October 2015. The remaining amount outstanding on the Term Loan and the Incremental Term Loan of $154 million at December 31, 2011 was scheduled to mature in December 2012.  In connection with the refinancing of the Credit Agreement in 2010, the Company paid approximately $2.4 million of fees which were expensed and approximately $2.6 million of fees which were capitalized as deferred financing costs.  In May 2012, the Company amended and restated its senior secured credit facility and refinanced its term loans into a single term loan (“New Term Loan”).  In connection with the refinancing of the term loans in 2012, the Company paid $4.0 million of refinancing fees (approximately $1.8 million were recorded as an expense and approximately $2.2 million were capitalized as deferred financing costs) and wrote-off previously existing deferred finance costs of approximately $1.0 million.
The New Term Loan is due in quarterly installments of principal and interest and matures in May 2017. The New Term Loan can be prepaid at anytime without penalty.   Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolver includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2012, there were no borrowings outstanding under the Revolving Credit Facility and, after deducting outstanding letters of credit totaling $7.8 million, the Company’s borrowing availability was $117.2 million.  The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio.  Bank fees are not material.
Interest on the Credit Agreement is variable based on either the Eurodollar rate (“LIBOR”) or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent upon the Company’s leverage ratio and the type of term loan borrowing.  Currently, the New Term Loan bears interest 1.75% over LIBOR.  As of December 31, 2012, the weighted average interest rate was 2.0% on all borrowings outstanding under the Credit Agreement.
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
The Credit Agreement and the indenture governing the 8% Senior Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies.  The New Term Loan and Revolving Credit Facility are secured by substantially all existing and future assets of the Company’s subsidiaries.  Additionally, it requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2012, the Company was in compliance with each of its covenants.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

The 8% Senior Notes in the table below are subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2012	2011
Term Loan due December 2012	$-	$98.3
Incremental Term Loan due December 2012	-	55.3
Extended Term Loan due January 2016	-	231.1
Term Loan due May 2017	384.1	-
Revolving Credit Facility due October 2015	-	-
8% Senior Notes due June 2019	98.2	98.0
	482.3	482.7
Less current portion	(3.9)	(156.0)
Long-term debt	$478.4	$326.7

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt
Maturity
2013	$3.9
2014	3.9
2015	3.9
2016	3.9
2017	368.5
Thereafter	100.0
Total	$484.1

10.	DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks including interest rate risk, foreign currency exchange rate transaction and translation risk, and commodity pricing risk.  Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments.  Currently, the Company manages a portion of its commodity pricing risk by using derivative instruments.  The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangements. The Company has entered into natural gas derivative instruments with counterparties it views as creditworthy.  However, management does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with these counterparties.

Cash Flow Hedges

As of December 31, 2012, the Company has entered into natural gas derivative instruments. In addition, the Company had interest rate swaps that expired in March 2011.  The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of December 31, 2012 and 2011 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Any ineffectiveness related to these hedges was not material for any of the periods presented.
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of December 31, 2012, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through March 2015.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2012 and 2011, the Company had agreements in place to hedge forecasted natural gas purchases of 2.1 and 2.9 million MMBtus, respectively.
As of December 31, 2012, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $1.0 million of net losses on derivative instruments related to its natural gas

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

hedges.
The following tables present the fair value of the Company’s hedged items as of December 31, 2012, and December 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2012	Balance Sheet Location	December 31, 2012

Commodity contracts(b)	Other current assets	$0.2	Accrued expenses	$1.2
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments		$0.2		$1.4

(a)
The Company has commodity hedge agreements with three counterparties.  Amounts recorded as liabilities for the Company’s commodity contracts are primarily payable to one counterparty.  The amount recorded as an asset is due from two counterparties.

(b)
The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.2 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

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

The following tables present activity related to the Company’s other comprehensive income for the twelve months ended December 31, 2012 and December 31, 2011 (in millions):

		Twelve Months Ended December 31, 2012
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$1.5	$(5.8)
Total		$1.5	$(5.8)

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

		Twelve Months Ended December 31, 2011
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Interest rate contracts	Interest expense	$-	$(0.6)
Commodity contracts	Product cost	4.3	(5.8)
Total		$4.3	$(6.4)

11.	COMMITMENTS AND CONTINGENCIES

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information dating back to 1994 indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002.  DATCP directed the Company in October 2004 to conduct an investigation into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant.  The Company has completed such investigation of the soils and ground water and has provided the findings to DATCP. The Company is presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site.  All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgement of no further action and are required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.
The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana mine.  This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a new contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010 and ended on June 15, 2010.  In September 2012, the U.S. National Labor Relations Board issued a decision finding that the Company had committed unfair labor practices in connection with the labor dispute.  The Company disagrees with the decision and has appealed that decision to the United States Court of Appeals for the Fifth Circuit.  If it loses on appeal, the Company would be responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010.  Any requirement for the Company to pay back wages would be offset by any wages earned at other places of employment during this period.  The Company does not believe a loss is probable at this point and accordingly, has not recorded a liability related to this proceeding.
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
Approximately 30% of the Company’s U.S. workforce and approximately 50% of its global workforce is represented by labor unions. Of the Company’s nine material collective bargaining agreements, four will expire in 2013 (representing approximately 15% of its total workforce), three will expire in 2014 and two will expire in 2015. Although the terms of a new collective bargaining agreement have not been reached with the union at Cote Blanche, the Company continues to have the capability to operate the mine at full capacity.  Approximately 10% of the Company’s workforce is employed in Europe where trade union membership is common. The Company considers its overall labor relations to be satisfactory.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods.  The aggregate future minimum annual rentals under lease arrangements as of December 31, 2012, are as follows (in millions):

Operating
Leases
2013	$10.0
2014	7.5
2015	5.5
2016	4.3
2017	3.7
Thereafter	17.9
Total	$48.9

Rental expense, net of sublease income, was $16.3 million for the year ended December 31, 2012, $15.1 million for 2011, and $13.9 million for 2010.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company.  Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  Royalty expense related to these leases was $16.1 million, $14.3 million and $16.2 million for the years ended December 31, 2012, 2011 and 2010.

Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2012, the Company has had no material penalties related to these sales contracts.  At December 31, 2012, the Company had approximately $102.5 million of outstanding performance bonds, which includes the bonds outstanding for the Company’s tax reassessments.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has purchase contracts with four suppliers for a minimum amount of salt and potassium mineral feedstock for SOP production, one of which can be canceled with one year’s notice.  The purchase commitments for these contracts are estimated to be approximately $13.7 million for 2013 and between $1.8 million and $2.5 million annually from 2014 through 2020.  In addition, the Company’s other future minimum long-term purchase commitments are estimated to be approximately $0.3 million annually through 2015 and approximately $0.1 million in 2016.

12.	STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $1.98 per share in 2012 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 9) and other factors its board of directors deems relevant.
Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, and the current equity compensation plan (“2005 Plan”), non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date.  Accumulated deferred units are distributed in the form of Company common stock at a future specified date or following resignation from the board of directors, based upon the member’s annual election.  During the years ended December 31, 2012, 2011 and 2010, members of the board were credited with 14,400, 10,460 and 9,317 deferred stock units, respectively.  During the years ended December 31, 2012, 2011 and 2010, 1,144, 971 and 853 shares of common stock, respectively, were issued from treasury shares for director compensation.  During the year ended December 31, 2011, 11,172 shares of common stock were issued from treasury shares to retiring directors.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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
PSUs granted under the 2005 Plan vest after three years of service. The PSUs granted are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return.  For PSUs granted in 2012, each tranche is calculated based upon a one-year performance period beginning in 2012 and ending in 2014, with each annual tranche receiving between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index.
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

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

The following is a summary of CMP’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2009	643,927	$38.90	124,898	$48.24	-	$-
Granted	97,619	78.47	34,535	78.48	6,366	86.51
Exercised (a)	(116,796)	27.12	-	-	-	-
Released from restriction (a)	-	-	(48,425)	33.58	-	-
Cancelled/Expired	(3,376)	65.08	(1,257)	65.39	-	-
Outstanding at December 31, 2010	621,374	$47.19	109,751	$64.03	6,366	$86.51
Granted	71,709	86.47	33,595	86.47	19,139	93.82
Exercised (a)	(168,904)	30.21	-	-	-	-
Released from restriction (a)	-	-	(32,902)	55.68	-	-
Cancelled/Expired	(3,649)	71.66	(1,180)	72.35	(107)	93.82
Outstanding at December 31, 2011	520,530	$57.94	109,264	$73.35	25,398	$91.99
Granted	92,472	71.87	40,889	71.87	24,534	74.87
Exercised (a)	(176,123)	41.60	-	-	-	-
Released from restriction (a)	-	-	(72,019)	65.40	-	-
Cancelled/Expired (b)	(1,158)	76.54	(385)	77.89	-	-
Outstanding at December 31, 2012	435,721	$67.46	77,749	$79.92	49,932	$83.58

(a)	Common stock issued for exercised options and RSUs released from restriction were issued from treasury stock.
(b)	The final performance period for the 2010 PSU grant was completed in 2012. The Company expects to issue 6,341 shares in March 2013 when the 2010 PSU grant vests.

The Company generally expenses the fair value of its awards over the vesting period using the straight line method.  To estimate the fair value of performance stock units on the grant date, the Company uses a Monte-Carlo simulation model, which simulates the Company’s future stock prices as well as the companies comprising the Russell 3000 Index (Russell 2000 for grants in 2010).  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the applicable index.  The risk free rate was determined using the same methodology as the option valuations as discussed below.
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

	2012	2011	2010
Fair value of options granted	$22.99	$29.02	$27.77
Expected term (years)	4.8	5.1	5.4
Expected volatility	46.0%	45.2%	44.3%
Dividend yield	2.5%	2.4%	2.1%
Risk-free interest rates	0.9%	2.0%	2.5%

As of December 31, 2011, there were 520,530 options outstanding of which 287,702 were exercisable.  The following table summarizes information about options outstanding and exercisable at December 31, 2012.

	Options Outstanding			Options Exercisable
		Weighted-average	Weighted-average		Weighted-average	Weighted-average
		remaining	exercise price		remaining	exercise price
Range of	Options	contractual life	of options	Options	contractual life	of exercisable
exercise prices	outstanding	(years)	outstanding	exercisable	(years)	options
$33.44 - $57.06	91,320	1.8	$44.80	91,320	1.8	$44.80
$57.07 - $68.68	86,866	3.0	59.07	64,091	3.0	59.11
$68.69 - $73.62	89,130	4.9	71.70	24,742	1.5	74.57
$73.63 - $86.80	168,405	3.8	81.82	94,120	2.9	81.24
Totals	435,721	3.4	$67.46	274,273	2.4	$63.33

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

During the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense of $7.5 million, $5.6 million and $4.6 million, respectively, related to its stock-based compensation awards that are expected to vest.  No amounts have been capitalized.  The fair value of options vested was approximately $2.8 million, $2.1 million and $2.0 million in 2012, 2011 and 2010, respectively.
In the fourth quarter of 2012, the Company modified the awards for Dr. Brisimitzakis, who retired as of December 28, 2012.  The unvested options and RSUs were modified to accelerate their vesting to his retirement date and allow Dr. Brisimitzakis to exercise his options through June 30, 2014.  The PSUs were modified to allow the award to vest as if he were still employed through the date of distribution of any outstanding PSU awards.  The total incremental compensation cost recognized as a result of this modification was approximately $1.2 million.
As of December 31, 2012, unrecorded compensation cost related to non-vested awards of $6.5 million is expected to be recognized from 2013 through 2016, with a weighted average period of 2.0 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2012, totaled approximately $6.4 million.  As of December 31, 2012, the intrinsic value of options outstanding totaled approximately $4.1 million, of which 274,273 options with an intrinsic value of $3.6 million were exercisable.  The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2012.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of related taxes, are summarized as follows (in millions):

December 31,	2012	2011	2010
Unrealized net pension costs	$(9.6)	$(5.3)	$(14.1)
Unrealized loss on cash flow hedges	(0.7)	(3.4)	(4.7)
Cumulative foreign currency translation adjustments	67.9	49.5	64.8
Accumulated other comprehensive income	$57.6	$40.8	$46.0

13.	FAIR VALUE MEASUREMENTS

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
The Company holds marketable securities associated with its non-qualified savings plan, which are valued based on readily available quoted market prices.  The Company utilizes derivative instruments to manage its risk of changes in natural gas prices.  The fair value of the natural gas derivative instruments are determined using market data of forward prices for all of the Company’s contracts.  The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2012	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.0	$6.0	$-	$-
Total Assets	$6.0	$6.0	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.0)	$(6.0)	$-	$-
Derivatives – natural gas instruments	(1.2)	-	(1.2)	-
Total Liabilities	$(7.2)	$(6.0)	$(1.2)	$-

(a)
Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 20% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 35% in blended funds.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

	December 31, 2011	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.3	$6.3	$-	$-
Total Assets	$6.3	$6.3	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.3)	$(6.3)	$-	$-
Derivatives – natural gas instruments	(5.5)	-	(5.5)	-
Total Liabilities	$(11.8)	$(6.3)	$(5.5)	$-

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 15% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 30% in blended funds.

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $6.0 million and $6.3 million as of December 31, 2012 and December 31, 2011, respectively, are stated at fair value based on quoted market prices.  As of December 31, 2012, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $107.4 million (level 2) compared with the aggregate principal amount at maturity of $100 million. The fair value at December 31, 2012 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $384.1 million (level 2), the same value as the aggregate principal amount at maturity.  The fair value of the Company’s natural gas contracts is based on prices for notional amounts maturing in each respective timeframe.

14.	OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: salt and specialty fertilizer. The salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, pool salt and agricultural and industrial applications.  SOP crop nutrients, industrial-grade SOP and magnesium chloride for agricultural purposes are produced and marketed through the specialty fertilizer segment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All intersegment sales prices are market-based.  The Company evaluates performance based on the operating earnings of the respective segments.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Segment information as of and for the years ended December 31, is as follows (in millions):

		Specialty	Corporate
2012	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$703.4	$226.2	$12.3	$941.9
Intersegment sales	0.8	6.8	(7.6)	-
Shipping and handling cost	211.9	26.2	-	238.1
Operating earnings (loss) (b)	126.0	58.4	(51.2)	133.2
Depreciation, depletion and amortization	38.9	21.4	4.2	64.5
Total assets	809.3	412.3	79.0	1,300.6
Capital expenditures (c)	74.3	45.0	11.6	130.9

		Specialty	Corporate
2011	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$885.3	$209.6	$10.8	$1,105.7
Intersegment sales	0.8	6.4	(7.2)	-
Shipping and handling cost	268.5	25.3	-	293.8
Operating earnings (loss) (b)	184.7	77.0	(46.4)	215.3
Depreciation, depletion and amortization	40.2	20.2	4.3	64.7
Total assets	758.8	378.2	68.5	1,205.5
Capital expenditures (c)	51.6	43.4	12.4	107.4

		Specialty	Corporate
2010	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$870.3	$187.5	$11.1	$1,068.9
Intersegment sales	0.7	4.8	(5.5)	-
Shipping and handling cost	244.2	24.4	-	268.6
Operating earnings (loss)	206.0	61.4	(40.9)	226.5
Depreciation, depletion and amortization	35.2	12.3	4.5	52.0
Total assets	789.7	260.6	64.0	1,114.3
Capital expenditures	63.6	45.5	3.0	112.1

(a)
Other includes corporate entities, records management operations, other incidental operations and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan and other assets not allocated to the operating segments.  In addition, operating earnings in 2012 include approximately $3.3 million of transition costs related to the retirement of the Company’s Chief Executive Officer.

(b)	The Company estimated that the effect of the tornado reduced operating earnings for the salt segment by approximately $21 million and $16 million in 2012 and 2011.
(c)
The salt segment includes approximately $35 million and $17 million of capital expenditures during 2012 and 2011, respectively, to replace and, in some instances, improve property, plant and equipment damaged or destroyed from the tornado at the Company’s Goderich, Ontario facilities in 2011.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2012	2011	2010
United States (a)	$617.4	$733.3	$718.8
Canada	231.6	246.4	200.5
United Kingdom	50.9	83.6	97.7
Other	42.0	42.4	51.9
Total sales	$941.9	$1,105.7	$1,068.9

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long –Live Assets	2012	2011
United States	$368.4	$335.5
Canada	356.3	292.8
United Kingdom	56.2	54.5
Other	6.7	-
Total long-lived assets	$787.6	$682.8

15.	EARNINGS PER SHARE

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
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2012	2011	2010
Numerator:
Net earnings	$88.9	$149.0	$150.6
Less: Net earnings allocated to participating securities (a)	(1.1)	(2.3)	(2.7)
Net earnings available to common shareholders	$87.8	$146.7	$147.9

Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	33,109	32,906	32,747
Weighted average equity awards outstanding	26	28	16
Shares for diluted earnings per share	33,135	32,934	32,763

Net earnings per common share, basic	$2.65	$4.46	$4.52

Net earnings per common share, diluted	$2.65	$4.45	$4.51

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 409,000, 522,000 and 614,000 for 2012, 2011 and 2010, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 678,000, 716,000 and 760,000 weighted options outstanding for 2012, 2011 and 2010, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

16.	QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2012
Sales	$315.3	$178.5	$181.0	$267.1
Gross profit (a)	$82.8	$38.5	$36.2	$69.6
Net earnings (a)	$39.9	$9.5	$9.4	$30.1
Net earnings per share, basic	$1.19	$0.28	$0.28	$0.90
Net earnings per share, diluted	$1.19	$0.28	$0.28	$0.90
Basic weighted-average shares outstanding (in thousands)	33,035	33,093	33,110	33,195
Diluted weighted-average shares outstanding (in thousands)	33,058	33,118	33,138	33,225
2011
Sales	$390.6	$179.9	$229.1	$306.1
Gross profit (a)	$107.6	$44.3	$71.0	$86.9
Net earnings (a)	$56.5	$14.0	$34.6	$43.9
Net earnings per share, basic	$1.69	$0.42	$1.04	$1.31
Net earnings per share, diluted	$1.69	$0.42	$1.03	$1.31
Basic weighted-average shares outstanding (in thousands)	32,835	32,889	32,906	32,991
Diluted weighted-average shares outstanding (in thousands)	32,866	32,922	32,931	33,013

(a)
Beginning in the fourth quarter of 2011, the Company’s gross profit and net earnings were impacted by the effects of a tornado in Goderich, Ontario.  The Company estimated the effect of the tornado reduced gross profit by approximately $14 million, $3 million, $1 million and $3 million in the first, second, third and fourth quarters of 2012, respectively.  The Company estimated the effects of the tornado reduced net earnings by approximately $10 million, $2 million, $1 million and $2 million in the first, second, third and fourth quarters of 2012, respectively.  The Company estimated the effects of the tornado reduced its gross profit and net earnings by approximately $16 million and $11 million, respectively in the fourth quarter of 2011.

17.	SUBSEQUENT EVENTS

Dividend Declared:
On February 8, 2013, the board of directors declared a quarterly cash dividend of $0.545 per share on the Company’s outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2012 of $0.495 per share.  The dividend will be paid on March 15, 2013, to stockholders of record as of the close of business on March 1, 2013.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
In connection with this Annual Report on Form 10-K for the year ended December 31, 2012, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2012, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2012, and has also issued an audit report dated February 21, 2013, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 – Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Corporate Governance Guidelines” of the definitive proxy statement filed pursuant to Regulation 14A for the 2013 annual meeting of stockholders (“2013 Proxy Statement”).  Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2013 Proxy Statement.

Code of Ethics
The Company has adopted a code of ethics for its executive and senior financial officers, violations of which are required to be reported to the CEO and the audit committee. The code of ethics is posted on the Company’s website at www.compassminerals.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the executive compensation tables in the “Compensation Discussion and Analysis” to be included in the 2013 Proxy Statement.

ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership of Certain Beneficial Owners and Management” to be included in the 2013 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Review and Approval of Transactions with Related Persons” and “Information Regarding Board of Directors and Committees” to be included in the 2013 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Registered Accounting Firm” to be included in the 2013 Proxy Statement.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	73

Reports of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2012 and 2011	45

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2012	46

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2012	47

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012	48

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2012	49

Notes to Consolidated Financial Statements	50

Schedule II – Valuation Reserves	75

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2012, 2011 and 2010

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions (1) (2)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2012	$2.4	$0.2	$(0.2)	$2.4
2011	2.8	(0.2)	(0.2)	2.4
2010	2.5	1.1	(0.8)	2.8
Deducted from Deferred Income Taxes — Valuation Allowance
2012	$1.5	$0.1	$(0.3)	$1.3
2011	2.3	0.2	(1.0)	1.5
2010	3.7	0.1	(1.5)	2.3

(1)	Deduction for purposes for which reserve was created.
(2)	Deductions from the deferred income tax valuation allowance in 2010 include a foreign currency adjustment of $0.1 million.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.1
Amended and Restated Rights Agreement, dated as of December 17, 2012, between Compass Minerals International, Inc. and Computershare Trust Company, N.A., as successor rights agent (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated December 19, 2012).

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

4.3
Indenture, dated as of June 5, 2009, by and among Compass Minerals International, Inc., the Guarantors named therein, and U.S. National Bank Association, as trustee, relating to the 8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated June 8, 2009).

4.4	Form of 8% Senior Notes due 2019 (included as Exhibit A to Exhibit 4.3).
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

10.3
Royalty Agreement, dated September 1, 1962, between Great Salt Lake Minerals Corporation and the Utah State Land Board (incorporated herein by reference to Exhibit 10.3 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.4***
Amended and Restated Credit Agreement, dated December 22, 2005, among Compass Minerals International, Inc., Compass Minerals Group, Inc., as U.S. borrower, Sifto Canada Corp., as Canadian borrower, Salt Union Limited, as U.K. borrower, JPMorgan Chase Bank N.A., as administrative agent, J.P. Morgan Securities Inc., as co-lead arranger and joint bookrunner, Goldman Sachs Credit Partners L.P., as co-lead arranger and joint bookrunner, Calyon New York Branch, as syndication agent, Bank of America, N.A., as co-documentation agent, and The Bank of Nova Scotia, as co-documentation agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly  Report on Form 10-Q for the quarter ended June 30, 2010).

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

10.5***
Amendment and Restatement Agreement dated as of May 18, 2012, to the Credit Agreement dated as of November 28, 2001 among Compass Minerals International, Inc., Sifto Canada Corp., Salt Union Limited, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 24, 2012).

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

10.14
Summary of Non-Employee Director Compensation Program (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.15
Compass Minerals International, Inc. Form of 2012 Independent Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.16
Amended and Restated 2001 Stock Option Plan of Compass Minerals International, Inc., as adopted by the Board of Directors of Compass Minerals International, Inc. on December 11, 2003 (incorporated herein by reference to Exhibit 10.12 to Compass Minerals International, Inc.’s Registration Statement on Form S-4, File No. 33-111953).

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

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

10.20
Third Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.22 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.21
Fourth Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.22
2010 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.23
2012 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

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

10.27
2012 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2012).

10.28	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.29
Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.30
First Amendment to the Compass Minerals International, Inc. Restoration Plan dated as of December 5, 2007 (incorporated herein by reference to Exhibit 10.27 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

10.31
Second Amendment to the Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

10.32
2012 Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

10.33	Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed dated January 23, 2006).
10.34*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.32 and 10.33 herein.
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

10.37
Employment Agreement effective January 17, 2013 between Compass Minerals International, Inc. and Fran Malecha (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 10, 2013).

10.38
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

10.40*	Change in Control Severance Agreement dated January 17, 2013 between Compass Minerals International, Inc. and Fran Malecha.
10.41
Restrictive Covenant Agreement dated May 11, 2006 between Compass Minerals International, Inc. and Angelo C. Brisimitzakis (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated May 11, 2006).

10.42
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 27, 2006).

10.43
Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.44	Annual Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.45
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s current Report on Form 8-K dated March 26, 2009).

10.46	Retirement Agreement dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 3, 2012).
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.
32*	Certification Pursuant to 18 U.S.C.§1350 of Francis J. Malecha, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Confidential treatment has been requested for portions of this exhibit. The confidential portions of the exhibit have been filed separately with the SEC.

COMPASS MINERALS INTERNATIONAL, INC.	2012 FORM 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Francis J. Malecha
Francis J. Malecha
President and Chief Executive Officer
Date: February 21, 2013

/s/ Rodney L. Underdown
Rodney L. Underdown
Vice President and Chief Financial Officer
Date: February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2013.

Signature	Capacity

/s/ Francis J. Malecha	President, Chief Executive Officer
Francis J. Malecha	and Director (Principal Executive Officer)

/s/ Rodney L. Underdown	Vice President and Chief Financial Officer
Rodney L. Underdown	(Principal Financial and Accounting Officer)

/s/ Bradley J. Bell	Director
Bradley J. Bell

/s/ David J. D’Antoni	Director
David J. D’Antoni

/s/ Eric Ford	Director
Eric Ford

/s/ Richard S. Grant	Director
Richard S. Grant

/s/ Perry W. Premdas	Director
Perry W. Premdas

/s/ Allan R. Rothwell	Director
Allan R. Rothwell

/s/ Paul S. Williams	Director
Paul S. Williams

/s/ Amy Yoder	Director
Amy Yoder