Form 10-Q
period 2013-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2013-04-29
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

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
Yes: ☐     No:  ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 25, 2013 was 33,306,229 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited) March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$175.5	$100.1
Receivables, less allowance for doubtful accounts of $1.5 in 2013 and $2.4 in 2012	149.3	143.7
Inventories	135.0	229.7
Deferred income taxes, net	7.5	7.4
Other	16.8	26.0
Total current assets	484.1	506.9
Property, plant and equipment, net	656.0	645.2
Intangible assets, net	73.5	74.7
Other	76.3	73.8
Total assets	$1,289.9	$1,300.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	55.3	85.4
Accrued expenses	89.2	87.8
Accrued salaries and wages	17.0	20.1
Income taxes payable	3.1	1.0
Accrued interest	3.1	1.1
Total current liabilities	171.6	199.3
Long-term debt, net of current portion	477.4	478.4
Deferred income taxes, net	78.3	77.9
Other noncurrent liabilities	41.5	41.5
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	56.3	54.5
Treasury stock, at cost — 2,061,035 shares at March 31, 2013 and 2,094,774 shares at December 31, 2012	(3.9)	(4.0)
Retained earnings	423.1	395.0
Accumulated other comprehensive income	45.2	57.6
Total stockholders' equity	521.1	503.5
Total liabilities and stockholders' equity	$1,289.9	$1,300.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended
	March 31,
	2013	2012

Sales	$383.7	$315.3
Shipping and handling cost	115.3	93.5
Product cost	177.1	139.0
Gross profit	91.3	82.8
Selling, general and administrative expenses	23.8	21.4
Operating earnings	67.5	61.4

Other (income) expense:
Interest expense	4.4	5.0
Other, net	(0.4)	1.6
Earnings before income taxes	63.5	54.8
Income tax expense	17.1	14.9
Net earnings	$46.4	$39.9

Basic net earnings per common share	$1.38	$1.19
Diluted net earnings per common share	$1.38	$1.19

Weighted-average common shares outstanding (in thousands):
Basic	33,282	33,035
Diluted	33,309	33,058

Cash dividends per share	$0.545	$0.495

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2013	2012
Net earnings	$46.4	$39.9
Other comprehensive income:
Unrealized gain (loss) from change in pension obligation, net of tax of $(0.1) and $(0.0) in 2013 and 2012	0.3	0.2
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.4) and $0.1 in 2013 and 2012	0.7	(0.1)
Cumulative translation adjustment	(13.4)	17.5
Comprehensive income	$34.0	$57.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2013
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance, December 31, 2012	$0.4	$54.5	$(4.0)	$395.0	$57.6	$503.5
Dividends on common stock				(18.3)		(18.3)
Shares issued for stock units		(0.1)	0.1			-
Stock options exercised		0.3				0.3
Income tax benefits from equity awards		0.1				0.1
Stock-based compensation		1.5				1.5
Comprehensive income (loss)				46.4	(12.4)	34.0
Balance, March 31, 2013	$0.4	$56.3	$(3.9)	$423.1	$45.2	$521.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings	$46.4	$39.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	17.3	15.7
Finance fee amortization	0.3	0.4
Stock-based compensation	1.5	1.7
Deferred income taxes	0.6	0.3
Other, net	0.5	0.4
Insurance advances for operating purposes, Goderich tornado	2.4	19.1
Changes in operating assets and liabilities:
Receivables	(8.2)	43.1
Inventories	93.0	22.1
Other assets	5.8	(3.3)
Accounts payable and accrued expenses	(31.3)	(42.8)
Other liabilities	0.5	0.3
Net cash provided by operating activities	128.8	96.9
Cash flows from investing activities:
Capital expenditures	(36.5)	(30.0)
Insurance advances for investment purposes, Goderich tornado	4.3	-
Other, net	0.8	(0.3)
Net cash used in investing activities	(31.4)	(30.3)
Cash flows from financing activities:
Principal payments on long-term debt	(1.0)	(1.0)
Dividends paid	(18.3)	(16.6)
Proceeds received from stock option exercises	0.3	0.1
Excess tax benefits from equity compensation awards	0.1	0.3
Net cash used in financing activities	(18.9)	(17.2)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	3.9
Net change in cash and cash equivalents	75.4	53.3
Cash and cash equivalents, beginning of the year	100.1	130.3
Cash and cash equivalents, end of period	$175.5	$183.6

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2.3	$2.8
Income taxes paid, net of refunds	$6.7	$15.9

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2012 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

Reclassifications – Certain interim prior year amounts have been reclassified from receivables to other current assets to conform to the current year presentation.  This reclassification impacted the presentation of prior year amounts in the Company’s consolidated statements of cash flows.

Recent Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board issued guidance, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income.  The new guidance is effective for annual and interim periods beginning after December 15, 2012.  The Company adopted the new guidance in the first quarter of 2013 and the required disclosures are presented in Note 11.  The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

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

The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have and will occur at these facilities and to the Company’s business losses related to the tornado. The Company made an estimate of the impairment of its property, plant and equipment pertaining to the impacted areas at both of the Goderich facilities.  The Company may need to record additional impairment charges as more information becomes available.  In addition, the Company incurred clean-up costs related to the storm. The Company expects to be fully reimbursed by its insurers for the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred, net of the Company’s deductible. The impairment and clean-up and restoration costs incurred and insurance recoveries recognized in the consolidated statements of operations for the first three months of 2013 and 2012 are as follows (in millions):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Product cost:
Property, plant and equipment impairment charges	$0.2	$-
Site clean-up and restoration costs	0.6	5.9
Estimated insurance recoveries recognized	(0.8)	(5.9)

Net impact on product cost excluding business interruption	$-	$-

The Company received $7.5 million and $25.0 million of insurance advances in the first quarter of 2013 and 2012, respectively.  The Company recorded $0.8 million and $5.9 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations for the three months ended March 31, 2013 and 2012, respectively, to offset recognized impairment charges and site clean-up and restoration costs.  The Company has also recorded approximately $6.7 million and $19.1 million of the insurance advances as deferred revenue in the first quarter of 2013 and 2012, respectively, in accrued expenses in the consolidated balance sheets and has presented these amounts in its operating and/or investing sections of the consolidated statements of cash flows for their respective periods.  In total, the Company has received $70 million of insurance advances since the tornado occurred and recorded approximately $42.9 million and $36.7 million of deferred revenue in accrued expenses in its consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively.  The actual insurance recoveries related to the replacement cost of property, plant and equipment will exceed the net book value of the damaged property, plant and equipment and the related impairment charges.  However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.

The Company also expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  The Company estimates that the effects from the tornado were immaterial in the first quarter of 2013 and were approximately $14 million in the first quarter of 2012.  To date, the Company has estimated total losses of $38 million resulting from the effects of the tornado. The Company believes its losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by the Company’s insurance policies as business interruption losses.  The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.

3.  Inventories:

Inventories consist of the following (in millions):

	March 31,	December 31,
	2013	2012
Finished goods	$91.9	$185.6
Raw materials and supplies	43.1	44.1
Total inventories	$135.0	$229.7

4.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	March 31,	December 31,
	2013	2012
Land, buildings and structures and leasehold improvements	$308.1	$309.0
Machinery and equipment	588.2	596.5
Office furniture and equipment	20.7	20.8
Mineral interests	182.0	184.4
Construction in progress	131.4	103.0
	1,230.4	1,213.7
Less accumulated depreciation and depletion	(574.4)	(568.5)
Property, plant and equipment, net	$656.0	$645.2

5.  Goodwill and Intangible Assets, Net:

Intangible assets consist primarily of a KCl supply agreement, purchased rights to produce SOP, lease rights, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights, lease rights and customer relationships are being amortized over 50 years, 25 years, 25 years and 7-10 years, respectively.  In the fourth quarter of 2012, the Company acquired intangible assets for $15.5 million, which included lease and water rights.  In addition, the Company has water rights and a tradename, which have indefinite lives and have a value of $5.2 million and $0.7 million, respectively, for both periods ending March 31, 2013 and December 31, 2012.  None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $0.5 million for both the three-month periods ended March 31, 2013 and 2012.

6.  Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

At March 31, 2013 and December 31, 2012, the Company had approximately $4.1 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $0.1 million of tax-effected state NOL carryforwards which expire in 2022. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have issued tax reassessments for years 2002-2007, which are under audit, totaling approximately $66 million, including interest through March 2013, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company will post collateral in the form of a $34 million performance bond (including approximately $8 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond) and make cash payments of approximately $40 million (including the $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, the Company has paid $23 million and it has agreed to pay an additional approximately $3 million during 2013 with the remaining balance to be paid after 2013.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, the Canadian federal taxing authority has reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and the Company believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the Company’s returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through

March 31, 2013, related to this matter totals approximately $102 million.  The Company has agreed to post collateral in the form of approximately a $23 million performance bond and make cash payments of approximately $3 million during 2013.  The Company is currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $36 million necessary to proceed with future appeals or litigation.

The Company also has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition; however the Company can provide no assurance as to the ultimate outcome.  As of March 31, 2013, the Company has reserved a modest amount for these matters.

7.  Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31,	December 31,
	2013	2012
Term Loan due May 2017	$383.1	$384.1
Revolving Credit Facility due October 2015	-	-
8% Senior Notes due June 2019	98.2	98.2
	481.3	482.3
Less current portion	(3.9)	(3.9)
Long-term debt	$477.4	$478.4

The Term Loan and Revolving Credit Facility are secured by substantially all existing and future assets of the Company’s subsidiaries.

8.  U.K. Pension Plan:

The components of net periodic benefit cost related to its U.K. defined benefit pension plan for the three months ended March 31, 2013 and 2012 are as follows (in millions):

	Three Months Ended
	March 31,
	2013	2012
Interest cost on projected benefit obligation	$0.8	$0.7
Expected return on plan assets	(0.7)	(0.7)
Net amortization	0.4	0.2
Net pension expense	$0.5	$0.2

During the first quarter of 2013 and 2012, the Company made $0.4 million and $0.8 million of contributions, respectively, to its U.K. defined benefit pension plan.

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

The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana mine.  This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a new contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010 and ended on June 15, 2010.  In September 2012, the U.S. National Labor Relations Board issued a decision finding that the Company had committed unfair labor practices in connection with the labor dispute.  The Company disagrees with the decision and has appealed that decision to the United States Court of Appeals for the Fifth Circuit.  If it loses after exhausting all of its appeals, the Company would be responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010.  Any requirement for the Company to pay back wages would be offset by any wages earned at other places of employment during this period.  The Company does not believe a loss is probable and accordingly, has not recorded a liability related to this proceeding.

The Company is also involved in legal and administrative proceedings and claims of various types from normal Company activities.

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

10.  Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended March 31, 2013
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$327.5	$54.0	$2.2	$383.7
Intersegment sales	0.2	0.2	(0.4)	-
Shipping and handling cost	109.1	6.2	-	115.3
Operating earnings (loss)	65.4	15.4	(13.3)	67.5
Depreciation, depletion and amortization	10.4	5.9	1.0	17.3
Total assets	823.9	394.7	71.3	1,289.9

	Three Months Ended March 31, 2012
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$254.3	$58.5	$2.5	$315.3
Intersegment sales	0.2	0.4	(0.6)	-
Shipping and handling cost	86.0	7.5	-	93.5
Operating earnings (loss)	52.4	20.7	(11.7)	61.4
Depreciation, depletion and amortization	9.6	5.2	0.9	15.7
Total assets	754.6	399.6	76.1	1,230.3

(a) “Corporate and Other” includes corporate entities, the records management business, other incidental business operations and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

11.  Stockholders’ Equity and Equity Instruments:

In the first quarter of 2013, the Company granted 113,814 stock options, 60,867 restricted stock units (“RSUs”) and 25,373 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

The PSUs are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return for the PSUs to be earned.  Each tranche for the 2013 grant is calculated based upon a one-year performance period beginning in 2013 and ending in 2015, with each annual tranche earning between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index.  The performance units will vest three years after the grant date.  The PSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs earned.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first quarter of 2013 is included in the table below. The weighted-average grant date fair value of these options was $19.51.

Range
Fair value of options granted	$13.10 - $23.25
Exercise price	$76.99
Expected term (years)	4-6
Expected volatility	28.8% - 44.0%
Dividend yield	3.0%
Risk-free rate of return	0.7% - 1.0%

To estimate the fair value of the PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk free rate was determined using the same methodology as the option valuations as discussed above. The estimated fair value of the PSUs granted in 2013 is $77.75 per unit.

During the three months ended March 31, 2013, the Company reissued 4,946 shares of treasury stock related to the exercise of stock options, 22,452 shares related to the release of RSUs which vested and 6,341 shares related to the release of PSUs which vested.  The Company recorded additional tax benefits of $0.1 million from its equity compensation awards as additional paid-in capital during the first quarter of 2013. During the three months ended March 31, 2013 and 2012, the Company recorded $1.5 million and $1.7 million, respectively, of compensation expense pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2013.

	Stock Options		RSUs		PSUs(a)
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2012	435,721	$67.46	77,749	$78.46	49,932	$83.58
Granted	113,814	76.99	60,867	74.97	25,373	77.75
Exercised (b)	(4,946)	54.74	-	-	-	-
Released from restriction (b)	-	-	(22,452)	78.51	(6,341)	86.51
Cancelled/Expired	(3,926)	70.18	(1,765)	77.95	(506)	83.22
Outstanding at March 31, 2013	540,663	$69.56	114,399	$76.60	68,458	$81.15

(a)
PSUs are initially included in the table at the 100% attainment level at their grant date and at that level represent one share per unit.  The final performance period for the 2010 PSU grant was completed in 2012.  The Company issued 6,341 shares and cancelled 25 PSUs in March 2013 related to the 2010 PSU grant.

(b)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury stock.

Other Comprehensive Income

The Company’s comprehensive income is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (“AOCI”) as of and for the three months ended March 31, 2013 are as follows (in millions):

	Gains and
	(Losses) on	Defined
	Cash Flow	Benefit	Foreign
	Hedges	Pension	Currency	Total
Beginning balance	$(0.7)	$(9.6)	$67.9	$57.6

Other comprehensive income (loss) before reclassifications (a)	0.4	-	(13.4)	(13.0)
Amounts reclassified from accumulated other comprehensive income	0.3	0.3	-	0.6
Net current period other comprehensive income	0.7	0.3	(13.4)	(12.4)

Ending balance	$-	$(9.3)	$54.5	$45.2

(a)
The Company recorded foreign exchange losses of approximately $(4.9) million in the first quarter of 2013 in accumulated other comprehensive income related to intercompany notes which were deemed to be of long-term investment nature.

With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table above are reflected net of applicable income taxes.

	Amount
	Reclassified	Line Item Impacted in the
	from AOCI	Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.5	Product cost
	(0.2)	Income tax expense (benefit)
	0.3

Amortization of defined benefit pension:
Amortization of loss	$0.4	Product cost
	(0.1)	Income tax expense (benefit)
	0.3

Total reclassifications, net of income taxes	$0.6

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

Cash Flow Hedges

As of March 31, 2013, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of March 31, 2013 and December 31, 2012 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.  Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of March 31, 2013, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through March 2015.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2013 and December 31, 2012, the Company had agreements in place to hedge forecasted natural gas purchases of 2.5 and 2.1 million MMBtus, respectively.

As of March 31, 2013, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $0.1 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of March 31, 2013 and December 31, 2012, (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	March 31, 2013	Balance Sheet Location	March 31, 2013

Commodity contracts(b)	Other current assets	$0.6	Accrued expenses	$0.6
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments		$0.6		$0.7

(a)
As of March 31, 2013, the Company has commodity hedge agreements with three counterparties.  The amounts recorded as liabilities are due primarily to one counterparty.  The amount recorded as an asset is due primarily from one counterparty.

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

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three months ended March 31, 2013 and 2012 (in millions):

		Three Months Ended March 31, 2013
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$(0.4)	$(0.3)
Total		$(0.4)	$(0.3)

		Three Months Ended March 31, 2012
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative ( Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$2.1	$(2.0)
Total		$2.1	$(2.0)

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

	March 31, 2013	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.5	$6.5	$-	$-
Derivatives – natural gas instruments	0.4	-	0.4	-
Total Assets	$6.9	$6.5	$0.4	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.5)	$(6.5)	$-	$-
Derivatives – natural gas instruments	(0.5)	-	(0.5)	-
Total Liabilities	$(7.0)	$(6.5)	$(0.5)	$-

(a)
Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 15% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 40% in blended funds.

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $6.5 million and $6.0 million as of March 31, 2013 and December 31, 2012, respectively, are stated at fair value based on quoted market prices.  As of March 31 2013, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $107.0 million (level 2) compared with the aggregate principal amount at maturity of $100 million. The fair value at March 31, 2013 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, approximates its carrying value of $383.1 million (level 2).

14.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended
	March 31,
	2013	2012
Numerator:
Net earnings	$46.4	$39.9
Less: net earnings allocated to participating securities (a)	(0.5)	(0.5)
Net earnings available to common shareholders	$45.9	$39.4

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,282	33,035
Weighted-average awards outstanding (b)	27	23
Shares for diluted earnings per share	33,309	33,058

Net earnings per common share, basic	$1.38	$1.19
Net earnings per common share, diluted	$1.38	$1.19

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 322,000 and 430,000 for the three months ended 2013 and 2012, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 597,000 and 743,000 weighted-awards outstanding for the three months ended 2013 and 2012, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: domestic and international general business and economic conditions; uninsured risks and hazards associated with underground mining operations; losses for acts of nature which may not  be fully reimbursable through our insurance carriers; the timing of any insurance reimbursements may not correspond to the period in which the loss was incurred; governmental policies affecting the agricultural industry, consumer and industrial industry or highway maintenance programs in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products and the price or availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving and renewing required governmental and regulatory approvals; the impact of new technology on the demand for our products; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the impact of the Company’s indebtedness and interest rates changes; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; the impact of credit and capital markets, including the risks of customer and counterparty defaults and declining credit availability; changes in tax laws or estimates; cyber security issues; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 21, 2013, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Results of Operations

Salt Segment

Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted through a variety of economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high-grade quality and among the most extensive in the world, and because we use effective mining techniques and efficient production processes.  Since the highway deicing business typically accounts for nearly half of our annual sales, our business is seasonal; therefore results and cash flows will vary depending on the severity of the winter weather in our markets.

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in the markets we serve.  Inventory management practices are employed to respond to the varying level of sales demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter and earnings are typically lower than the first and fourth quarters.  We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data. In the first quarter of 2013, the frequency of winter weather events was near average in our served markets and favorably impacted our sales and operating earnings especially in relation to the very mild winter weather experienced in the first quarter of 2012.  In the first quarter of 2012, winter weather was significantly milder than average and unfavorably impacted our sales and operating earnings.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, but it also impacts our inventory levels, which influence production volume in periods following the winter, the resulting cost per ton, and ultimately our profit margins.  During 2012, a mild winter weather season in our markets resulted in lower production needs in 2012.  Lower production volumes in the latter half of 2012 were also a result of a strike by miners at our Goderich, Ontario mine during the third quarter of 2012.  The lower production needs resulted in higher per-unit production costs for the inventory produced in 2012 which significantly impacted our margins in the first quarter of 2013 when the majority of this inventory was sold.  In addition, we incurred additional costs and other losses associated with the Goderich tornado primarily through 2012 when the remaining tornado-impacted finished goods inventories were sold and other losses and costs associated with the tornado ceased to be incurred.

In August 2011, a tornado in Goderich, Ontario struck our salt mine and our salt mechanical evaporation plant.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  We resumed production and shipping activities, on a reduced basis, at the Goderich mine in early September 2011 and regained full hoisting capability in April 2012.  However, the mine still requires some repairs and reconstruction to fully restore the damaged surface structures and long-lived operating assets. The evaporation plant resumed limited activities in late September 2011 and reached full capability by the end of the first quarter of 2012.  We expect to be fully reimbursed by our insurers for the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred. We received $7.5 million and $25.0 million of insurance advances in the first quarter of 2013 and 2012, respectively.  Since the tornado occurred, we have received insurance advances totaling $70 million.  We recorded approximately $0.8 million and $5.9 million of insurance advances received as a reduction to salt product costs in the consolidated statements of operations in the first quarter of 2013 and 2012, respectively, to offset recognized impairment charges and site clean-up and restoration costs.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges.

We also will have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  We estimate that the effects from the tornado were immaterial in the first quarter of 2013 and were approximately $14 million in the first quarter of 2012.  To date, the Company has estimated total losses of $38 million resulting from the effects of the tornado. We believe our losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by the Company’s insurance policies as business interruption losses.  However, the amount of actual business interruption recoveries may differ materially from our current and future estimates.  We do not expect to incur any significant business interruption costs after the first quarter of 2013. Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.  We incurred approximately $4 million and $9 million of capital expenditures during the first quarter of 2013 and 2012, respectively, to replace and, in some instances, improve property, plant and equipment damaged or destroyed by the tornado and estimate we will spend an insignificant amount during the next two quarters of 2013 to complete the replacement of all property, plant and equipment damaged or destroyed by the tornado.  Capital expenditures to replace damaged property, plant and equipment will result in an increase in depreciation expense in future periods.

Specialty Fertilizer Segment

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf. Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  High-value or chloride-sensitive crop yields and/or quality are generally lower when potassium chloride (“MOP” or “KCl”) is used as a potassium nutrient, rather than SOP. Market prices for MOP are well above historical levels though below the historic-high prices seen at the end of 2008.  These same factors have similarly influenced SOP market pricing, which has historically been sold at prices above MOP market pricing.  We expect SOP pricing to retain a premium to MOP although as MOP pricing increases, the size of the premium tends to decrease.

Our SOP production facility in Ogden, Utah, the largest in North America and one of only three SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP mineral feedstock available to convert to finished product.  During the summer of 2011, unusual localized rains and cooler weather, especially early in the summer, slowed the summer solar evaporation process at this operation, when compared to more-typical weather, reducing the amount of precipitated minerals over the solar season, which are the raw materials utilized to produce SOP.  The reduced minerals deposited decreased SOP finished goods production volumes from our solar ponds primarily in 2012, and increased per-unit production costs accordingly.  Due to this lower raw material solar pond harvest, we purchased and consumed higher-cost potassium mineral feedstock for SOP production in 2012. The higher per-unit production costs for the inventory produced in 2012 significantly impacted our margins in the first quarter of 2013 when the remaining inventory produced in 2012 was sold.  In the 2012 solar evaporation season, the weather was more typical than during the 2011 season.  Therefore, we expect a better-than-historical deposit of raw materials from which we produce our finished SOP, and significantly more than the same period of 2011’s solar season.  These raw materials will be utilized to produce SOP primarily in 2013.

General

Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Future period per-unit costs will continue to be influenced by oil-based fuel costs, a significant component of shipping and handling costs.  Shipping and handling costs on a per ton basis in the first quarter of 2013 were lower in both our salt and specialty fertilizer segments when compared to those experienced in the first quarter of 2012.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our deicing and water conditioning products, are also significant.  Our production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  We have historically purchased KCl under long-term supply agreements to supplement our SOP production from solar ponds, but ceased these purchases in 2010.  The market price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which increased input costs.  Our SOP production facility in Saskatchewan, Canada purchases KCl under a long-term supply agreement, which is not based upon the market price of KCl.  One of the production methods uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business and other incidental revenues include sales of $2.2 million and $2.5 million for the first quarter of 2013 and 2012, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
	2013	2012
Salt Sales (in millions)
Salt sales	$327.5	$254.3
Less: salt shipping and handling	109.1	86.0
Salt product sales	$218.4	$168.3
Salt Sales Volumes (thousands of tons)
Highway deicing	4,358	3,104
Consumer and industrial	535	506
Total tons sold	4,893	3,610

Average Salt Sales Price (per ton)
Highway deicing	$57.31	$58.32
Consumer and industrial	145.37	144.82
Combined	66.93	70.44

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$54.0	$58.5
Less: SOP shipping and handling	6.2	7.5
SOP product sales	$47.8	$51.0

SOP Sales Volumes (thousands of tons)	88	96
SOP Average Price (per ton)	$615	$613

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Sales

Sales for the first quarter of 2013 of $383.7 million increased $68.4 million, or 22% compared to $315.3 million for the same quarter of 2012. Sales primarily include revenues from the sale of our salt and specialty fertilizer products, or “product sales,” revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling costs were $115.3 million during the first quarter of 2013, an increase of $21.8 million or 23% compared to $93.5 million for the same quarter of 2012.  The increase in shipping and handling costs is primarily due to higher salt sales volumes in the first quarter of 2013 when compared to the same period of 2012.

Product sales for the first quarter of 2013 of $266.2 million increased $46.9 million, or 21% compared to $219.3 million for the same period in 2012 principally reflecting higher product sales in the salt segment and lower product sales for our specialty fertilizer segment.

Salt product sales for the first quarter of 2013 of $218.4 million increased $50.1 million, or 30% compared to $168.3 million for the same period in 2012.  The increase in the first quarter of 2013 was due primarily to higher salt segment sales volumes, which contributed approximately $55 million to the increase in salt product sales.  Salt sales volumes in 2013 increased by approximately 1.3 million tons from 2012 levels consisting of higher highway sales volumes principally due to higher sales of rock salt and specialty deicing products and higher consumer and industrial volumes from consumer deicing products.  The increase in volumes was due to the near average winter weather experienced in the first quarter of 2013 when compared to the significantly milder than average winter weather experienced in the first quarter of 2012 in the markets we serve.  The increase in salt product sales was partially offset by a decline in average salt sales prices due primarily to product mix as a larger portion of our sales in the first quarter of 2013 resulted from sales of deicing products.  In addition, the weakening of the U.S. dollar in the first quarter of 2013 when compared to the prior year exchange rates for the Canadian dollar and the British pound sterling favorably impacted product sales by approximately $1 million.

SOP product sales during the first quarter of 2013 of $47.8 million decreased $3.2 million, or 6% compared to $51.0 million for the same period in 2012.  This decrease was due to lower sales volumes which were partially offset by a modest increase in our average market price to $615 per ton in the first quarter of 2013 compared to $613 per ton in the first quarter of 2012.

Gross Profit

Gross profit for the first quarter of 2013 of $91.3 million increased $8.5 million or 10% compared to $82.8 million in 2012.  As a percent of sales, gross margin decreased by two percentage points, from 26% in the first quarter of 2012 to 24% in the first quarter of 2013.  The gross profit for the salt segment contributed approximately $14 million to the increase in gross profit due to higher salt deicing volumes which were partially offset by the impact of higher average per-unit salt product costs in the first quarter of 2013.  The higher per-unit costs were due to sales of salt inventory produced in 2012 resulting from lower production volumes in 2012 relating to the significantly milder than normal 2012 winter season and the strike by miners at our Goderich, Ontario mine in the third quarter of 2012.  We estimate that the effects from the tornado were immaterial in the first quarter of 2013 and were approximately $14 million in the first quarter of 2012.  Any insurance recoveries related to business interruption and any gains related to the replacement of property, plant and equipment will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  We recorded $0.8 million and $5.9 million of asset impairment charges and clean-up and restoration costs in the first quarter of 2013 and 2012, respectively, which were offset by $0.8 million and $5.9 million of expected insurance recoveries in the same respective periods.  The decline in specialty fertilizer segment gross profit of approximately $5 million in the first quarter of 2013 was principally due to higher per-unit production costs and partially offset the overall increase in gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2013 of $23.8 million increased $2.4 million, or 11% compared to $21.4 million for the same period in 2012. The change in expense is primarily due to reduced variable compensation expense in the first quarter of 2012.

Interest Expense

Interest expense for the first quarter of 2013 of $4.4 million decreased $0.6 million compared to $5.0 million for the same period in 2012. This decrease is primarily due to lower average interest rates on our outstanding debt, resulting from the refinancing of our term loans in May 2012.

Other (income) expense, net

Other income was $0.4 million for the first quarter of 2013 compared to expense of $1.6 million in the first quarter of 2012.  Net foreign exchange losses decreased by $2.3 million in the first quarter of 2013 when compared to the same period in 2012.

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 was $17.1 million, an increase of $2.2 million compared to $14.9 million for the same quarter of 2012 primarily due to higher pre-tax income in 2013 when compared to 2012.  Our effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $175.5 million as of March 31, 2013 increased $75.4 million over December 31, 2012 resulting principally from operating cash flows of $128.8 million generated in the first quarter of 2013.  We used a portion of those cash flows to fund capital expenditures of $36.5 million and to pay dividends on our common stock of $18.3 million.

As of March 31, 2013, we had $481.3 million of principal indebtedness consisting of $98.2 million 8% Senior Notes ($100 million at maturity) due 2019 and $383.1 million of borrowings outstanding under our Credit Agreement.  No amounts were outstanding under our Revolving Credit Facility as of March 31, 2013. We had $7.9 million of outstanding letters of credit as of March 31, 2013 which reduced our Revolving Credit Facility borrowing availability to $117.1 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our Credit Agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of March 31, 2013, we cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of March 31, 2013, most of our cash and cash equivalents (in the consolidated balance sheets) was either held directly or indirectly by foreign subsidiaries.  Due in part to the seasonality of our domestic business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short term working capital requirements by accessing our $125 million revolving line of credit.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Canadian provincial tax authorities have issued tax reassessments for years 2002-2007, which are under audit, totaling approximately $66 million, including interest through March 2013, challenging tax positions claimed by one of the Company’s Canadian subsidiaries. We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require that we post security with the tax authority until the dispute is resolved.  We have agreed with the tax authority to post collateral in the form of a $34 million performance bond (including approximately $8 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond) and make cash payments of approximately $40 million (including the $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, we have paid $23 million and we have agreed to pay an additional approximately $3 million during 2013 with the remaining balance to be paid after 2013.  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, the Canadian federal taxing authority has reassessed us for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the agreement which provided the basis upon which our returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through March 31, 2013, related to this matter, totals approximately $102 million.  We have agreed to post collateral in the form of approximately a $23 million performance bond and make cash payments of approximately $3 million during 2013.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $36 million necessary to proceed with future appeals or litigation.  We expect that the ultimate outcome of this matter will not have a material impact on our results of operations or financial condition; however we can provide no assurance as to the ultimate outcome.

In August 2011, a tornado struck our salt mine and salt mechanical evaporation plant in Goderich, causing extensive damage to our property, plant and equipment; significant clean up costs; and interference with our operations.  Losses caused by the tornado primarily affected our 2011 and 2012 consolidated financial statements and liquidity.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  In addition, we may not have been able to estimate the full amount of losses caused by the tornado.  We recognized $0.8 million and $5.9 million of clean-up and restoration costs and asset impairment charges in our consolidated statements of operations in the first quarter of 2013 and 2012, respectively.  These costs were offset by $0.8 million and $5.9 million in the first quarter of 2013 and 2012, respectively, recognized for expected insurance recoveries.  In addition, we estimate that the effects from the tornado were immaterial in the first quarter of 2013 and were approximately $14 million in the first quarter of 2012.  We had approximately $4 million and $9 million of capital expenditures in the first quarter of 2013 and 2012, respectively, due to the tornado.  Business interruption losses and capital expenditures to replace or repair assets reduce cash flows available for other operating needs of our business.  The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity. We received $7.5 million and $25.0 million of insurance advances in the first quarter of 2013 and 2012, respectively.  The Company recorded approximately $0.8 million and $5.9 million of insurance advances as a reduction to salt product cost in the consolidated statements of operations in the first quarter of 2013 and 2012, respectively.  The remaining balance of approximately $6.7 million and $19.1 million was recorded as deferred revenue in accrued expenses in the consolidated balance sheets as of March 31, 2013 and 2012, respectively.  In total, the Company has received $70 million of insurance advances since the tornado and recorded approximately $42.9 million of deferred revenue in accrued expenses in its consolidated balance sheets as of March 31, 2013. The remaining $27.1 million of total insurance advances received has been recorded as a reduction to salt product costs in the consolidated statements of operations in 2011, 2012 and 2013 to offset recognized impairment charges and site clean-up and restoration costs.

For the Three Months Ended March 31, 2013 and 2012

Net cash flows provided by operating activities for the three months ended March 31, 2013 were $128.8 million, an increase of $31.9 million compared to $96.9 million for the first quarter of 2012. We had a reduction in working capital items of $59.3 million in the first quarter of 2013 compared to a reduction of $19.1 million in the first quarter 2012. These reductions provided a portion of our cash flows from operations, and reflects the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $31.4 million and $30.3 million for the three months ended March 31, 2013 and 2012, respectively, resulted from capital expenditures of $36.5 million and $30.0 million, respectively.  Our capital expenditures in 2013 include expenditures of approximately $4 million (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) for the replacement of property, plant and equipment damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements. In addition, we received $4.3 million of insurance advances for investment purposes during the first quarter of 2013.

Financing activities during the first quarter of 2013 used $18.9 million of cash flows, primarily to make $18.3 million of dividend payments and $1.0 million of debt payments.  During the first quarter of 2012, we used $17.2 million of cash flows, primarily to make $16.6 million of dividend payments and $1.0 million of debt payment.  Both periods were partially offset by proceeds received from stock option exercises.

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

	Three Months Ended March 31,
	2013	2012
Net earnings	$46.4	$39.9
Interest expense	4.4	5.0
Income tax expense	17.1	14.9
Depreciation, depletion and amortization	17.3	15.7
EBITDA	85.2	75.5
Other non-operating expenses:
Other (income) expense, net	(0.4)	1.6
Adjusted EBITDA	$84.8	$77.1

We estimate that the effects from the tornado included in the consolidated statements of operations were immaterial in the first quarter of 2013 and were approximately $14 million in the first quarter of 2012.  Also, our operating earnings were unfavorably impacted in the first quarter of 2012 by significantly milder than average winter weather in the markets we serve.  In the first quarter of 2013, we estimate that our operating earnings were favorably impacted by the winter weather in the markets we serve.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income.  The new guidance is effective for annual and interim periods beginning after December 15, 2012.  The Company adopted the new guidance in the first quarter of 2013 and the required disclosures are presented in Note 11.  The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

Effects of Currency Fluctuations

We conduct operations in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with British pounds sterling and Canadian dollars also being significant. Significant changes in the value of the Canadian dollar or British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.

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

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing by entering into forward derivative instruments, and may take further actions to mitigate our exposure to interest rates and to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2013 with respect to legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2012.

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

10.1
Employment Agreement between Francis J. Malecha and Compass Minerals International, Inc. dated January 17, 2013 (incorporated herein by reference to Exhibit 10.1 to the Compass Minerals International, Inc. Current Report on Form 8-K dated January 5, 2013)

10.2*	2013 Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan

10.3*	Annual Incentive Compensation Plan Summary

10.4*	Current Form of Three-Year Performance Stock Unit Award Agreement

10.5*	Current Form of Non-Qualified Stock Option Award Agreement

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer

31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer

32*	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer

95*	Mine Safety Disclosures

101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*   Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: April 29, 2013	/s/ FRANCIS J. MALECHA
Francis J. Malecha
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2013	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)