Form 10-Q
period 2013-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2013-10-28
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 24, 2013 was 33,476,897 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$123.9	$100.1
Receivables, less allowance for doubtful accounts of $1.7 in 2013 and $2.4 in 2012	96.9	143.7
Inventories	236.3	229.7
Deferred income taxes, net	7.9	7.4
Other	24.4	26.0
Total current assets	489.4	506.9
Property, plant and equipment, net	670.7	645.2
Intangible assets, net	74.2	74.7
Other	78.0	73.8
Total assets	$1,312.3	$1,300.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	59.3	85.4
Accrued expenses	105.0	87.8
Accrued salaries and wages	17.9	20.1
Income taxes payable	1.4	1.0
Accrued interest	3.1	1.1
Total current liabilities	190.6	199.3
Long-term debt, net of current portion	475.6	478.4
Deferred income taxes, net	82.2	77.9
Other noncurrent liabilities	38.6	41.5
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	69.5	54.5
Treasury stock, at cost — 1,890,424 shares at September 30, 2013 and 2,094,774 shares at December 31, 2012	(3.6)	(4.0)
Retained earnings	412.5	395.0
Accumulated other comprehensive income	46.5	57.6
Total stockholders' equity	525.3	503.5
Total liabilities and stockholders' equity	$1,312.3	$1,300.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$184.7	$181.0	$742.2	$674.8
Shipping and handling cost	44.4	40.9	200.0	177.3
Product cost	94.5	103.9	363.2	340.0
Gross profit	45.8	36.2	179.0	157.5
Selling, general and administrative expenses	22.7	22.1	73.7	66.5
Operating earnings	23.1	14.1	105.3	91.0

Other (income) expense:
Interest expense	4.4	4.2	13.2	13.7
Other, net	(0.1)	(0.3)	(3.2)	4.4
Earnings before income taxes	18.8	10.2	95.3	72.9
Income tax expense	3.4	0.8	22.9	14.1
Net earnings	$15.4	$9.4	$72.4	$58.8

Basic net earnings per common share	$0.46	$0.28	$2.15	$1.76
Diluted net earnings per common share	$0.46	$0.28	$2.15	$1.75

Weighted-average common shares outstanding (in thousands):
Basic	33,469	33,110	33,378	33,080
Diluted	33,484	33,138	33,402	33,105

Cash dividends per share	$0.545	$0.495	$1.635	$1.485

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net earnings	$15.4	$9.4	$72.4	$58.8
Other comprehensive income (loss):
Gain from change in pension obligations, net of tax of $0.3 and $0.1 in the three and nine months ended September 30, 2013, respectively, and $0.1 and $(0.1) in the three and nine months ended September 30, 2012, respectively	0.7	0.3	1.3	0.6
Net gain on cash flow hedges, net of tax of $0.0 and $(0.1) in the three and nine months ended September 30, 2013, respectively, and $(0.7) and $(1.5) in the three and nine months ended September 30, 2012, respectively	-	1.2	0.2	2.4
Cumulative translation adjustment	16.0	19.8	(12.6)	23.0
Comprehensive income	$32.1	$30.7	$61.3	$84.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30 2013
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance, December 31, 2012	$0.4	$54.5	$(4.0)	$395.0	$57.6	$503.5
Dividends on common stock				(54.9)		(54.9)
Shares issued for stock units		(0.1)	0.1			-
Stock options exercised		10.3	0.3			10.6
Income tax benefits from equity awards		0.7				0.7
Stock-based compensation		4.1				4.1
Comprehensive income (loss)				72.4	(11.1)	61.3
Balance, September 30, 2013	$0.4	$69.5	$(3.6)	$412.5	$46.5	$525.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$72.4	$58.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	53.4	47.2
Finance fee amortization	0.9	1.0
Early extinguishment and refinancing of long-term debt	-	2.8
Stock-based compensation	4.1	5.4
Deferred income taxes	3.2	(2.0)
Other, net	1.0	1.0
Insurance advances for operating purposes, Goderich tornado	4.2	16.3
Changes in operating assets and liabilities:
Receivables	45.2	55.2
Inventories	(8.0)	(16.5)
Other assets	(6.3)	(6.2)
Accounts payable and accrued expenses	(26.9)	(29.9)
Other liabilities	(1.1)	(0.9)
Net cash provided by operating activities	142.1	132.2
Cash flows from investing activities:
Capital expenditures	(83.1)	(98.9)
Insurance advances for investment purposes, Goderich tornado	11.9	-
Other, net	2.5	(1.0)
Net cash used in investing activities	(68.7)	(99.9)
Cash flows from financing activities:
Principal payments on long-term debt	(2.9)	(386.7)
Issuance of long-term debt	-	387.0
Fees paid to refinance long-term debt	-	(1.8)
Deferred financing costs	-	(2.2)
Dividends paid	(54.9)	(49.7)
Proceeds received from stock option exercises	10.6	1.6
Excess tax benefits from equity compensation awards	0.7	0.9
Net cash used in financing activities	(46.5)	(50.9)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	4.7
Net change in cash and cash equivalents	23.8	(13.9)
Cash and cash equivalents, beginning of the year	100.1	130.3
Cash and cash equivalents, end of period	$123.9	$116.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.7	$11.4
Income taxes paid, net of refunds	$20.0	$30.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMP”, “Compass Minerals”, or the “Company”), through its subsidiaries, is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the U.K.  Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The Company provides highway deicing products to customers in North America and the U.K., and specialty fertilizer to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  CMP also provides records management services to businesses located in the U.K.

CMP is a holding company with no operations other than those of its wholly owned subsidiaries.  The consolidated financial statements include the accounts of CMP and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications – Certain interim prior year amounts have been reclassified from receivables to other current assets to conform to the current year presentation.  This reclassification impacted the presentation of prior year amounts within operating activities in the Company’s consolidated statements of cash flows.  The reclassifications did not change the totals previously reported in the Company’s operating, investing and financing sections of the consolidated statements of cash flows.

Recent Accounting Pronouncements – In July 2013, the Financial Accounting Standards Board issued guidance, which requires an entity to present its unrecognized tax benefits net of its deferred tax assets for net operating loss carryforwards, similar tax losses, or tax credit carryforwards in cases where these carryforwards and losses are available at the balance sheet date.  When carryforwards or losses are not available at the balance sheet date, an entity must present the liability separately and not net it against the deferred tax assets.  The new guidance is effective for annual and interim periods beginning after December 15, 2013.  We do not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

2. Goderich Tornado:

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in September 2011 and regained full hoisting capability in April 2012.  However, some repairs and reconstruction activities are needed to fully restore the damaged surface structures and long-lived operating assets.  The Company expects these activities to be substantially complete by the end of 2013.  The evaporation plant resumed limited activities in September 2011 and reached full capability by the end of the first quarter of 2012.

The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have occurred at these facilities and to the Company’s business losses related to the tornado. The Company has recorded the impairment of its property, plant and equipment pertaining to the impacted areas at both of the Goderich facilities.  In addition, the Company incurred clean-up costs related to the storm. The Company expects to be reimbursed for losses from its insurers for substantially all of the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred, net of the Company’s deductible.

The Company received $18.5 million and $25.0 million of insurance advances in the nine months ended September 30, 2013 and 2012, respectively.  The Company recorded insurance advances of $0.2 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, and $1.7 million and $8.7 million for the three and nine months ended September 30, 2012, respectively, as a reduction to salt product cost in the consolidated statements of operations to offset recognized impairment charges and site clean-up and restoration costs.  The Company has also recorded approximately $16.1 million and $16.3 million of the insurance advances as deferred revenue during the first nine months of 2013 and 2012, respectively, in accrued expenses in the consolidated balance sheets and has presented these amounts in its operating and/or investing sections of the consolidated statements of cash flows for their respective periods.  In total, the Company has received $81 million of insurance advances since the tornado occurred and recorded approximately $52.9 million and $36.8 million of deferred revenue in accrued expenses in its consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges.  However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.

The Company also expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  The Company estimates that the effects from the tornado were immaterial in the first nine months of 2013 and were approximately $1 million and $18 million for the three and nine months ended September 30, 2012.  To date, the Company has estimated total losses of more than $35 million resulting from the effects of the tornado. The Company believes its losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by the Company’s insurance policies as business interruption losses.  The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.

3.  Inventories:

Inventories consist of the following (in millions):

	September 30,	December 31,
	2013	2012
Finished goods	$189.9	$185.6
Raw materials and supplies	46.4	44.1
Total inventories	$236.3	$229.7

4.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	September 30,	December 31,
	2013	2012
Land, buildings and structures and leasehold improvements	$316.0	$309.0
Machinery and equipment	629.0	596.5
Office furniture and equipment	21.1	20.8
Mineral interests	182.4	184.4
Construction in progress	130.7	103.0
	1,279.2	1,213.7
Less accumulated depreciation and depletion	(608.5)	(568.5)
Property, plant and equipment, net	$670.7	$645.2

5.  Goodwill and Intangible Assets, Net:

Intangible assets consist primarily of a potassium chloride (“KCl”) supply agreement, purchased rights to produce SOP, lease rights, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights, lease rights and customer relationships are being amortized over 50 years, 25 years, 25 years and 7-10 years, respectively.  In addition, the Company has water rights and a tradename, which have indefinite lives and have a value of $22.9 million and $20.8 million as of September 30, 2013 and December 31, 2012, respectively, and $0.7 million in both periods ending September 30, 2013 and December 31, 2012.  None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $0.5 million for both the three-month periods ended September 30, 2013 and 2012 and $1.5 million for both the nine-month periods ended September 30, 2013 and 2012.

6.  Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

At both September 30, 2013 and December 31, 2012, the Company had approximately $4.1 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $0.1 million of tax-effected state NOL carryforwards which expire in 2022. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately $77 million, including interest through September 2013.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts reserved for such disputes by the Company.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that the Company will post collateral in the form of a $34 million performance bond (including approximately $8 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond) and make cash payments of approximately $50 million (including the $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, the Company has paid approximately $25 million and it has agreed to pay an additional approximately $1 million during 2013 with the remaining balance to be paid after 2013.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and the Company believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the Company’s returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through

September 30, 2013, related to this matter totals approximately $104 million.  The Company has agreed to post collateral in the form of approximately a $23 million performance bond and make cash payments of approximately $2 million during 2013.  The Company is currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $38 million necessary to proceed with future appeals or litigation.

The Company also has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition; however the Company can provide no assurance as to the ultimate outcome.  As of September 30, 2013, the Company has reserved a modest amount for these matters.

7.  Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2013	2012
Term loan due May 2017	$381.2	$384.1
Revolving credit facility due October 2015	-	-
$100 million 8% senior notes due June 2019	98.3	98.2
	479.5	482.3
Less current portion	(3.9)	(3.9)
Long-term debt	$475.6	$478.4

The term loan and revolving credit facility are secured by substantially all existing and future assets of the Company’s subsidiaries.

8.  U.K. Pension Plan:

The components of net periodic benefit cost related to the Company’s U.K. defined benefit pension plan for the three and nine months ended September 30, 2013 and 2012 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost on projected benefit obligation	$0.8	$0.7	$2.3	$2.1
Expected return on plan assets	(0.7)	(0.7)	(2.1)	(2.1)
Net amortization	0.4	0.2	1.3	0.7
Net pension expense	$0.5	$0.2	$1.5	$0.7

During the first nine months of 2013 and 2012, the Company made $1.2 million of contributions in each year, to its U.K. defined benefit pension plan.

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

Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants. The Company has been informed by the Ministry of the Attorney General of Ontario that, “Canada takes the position that the common law does not recognize aboriginal title to the Great Lakes and its connecting waterways.”

The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana, mine.  This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a new contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010, and ended on June 15, 2010.  In September 2012, the U.S. National Labor Relations Board issued a decision finding that the Company had committed unfair labor practices in connection with the labor dispute.  The Company disagrees with the decision and has appealed that decision to the 5th U.S. Circuit Court of Appeals.  If it loses after exhausting all of its appeals, the Company would be responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010.  Any requirement for the Company to pay back wages would be offset by any wages earned at other places of employment during this period.  The Company does not believe a loss is probable and accordingly, has not recorded a liability related to this proceeding.

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

The Company has filed an insurance claim related to a business interruption loss it incurred when mineral-concentrated lake brine was lost as a result of an asset failure at the Company’s Ogden facility in 2010.  The amount of actual recoveries for this loss is uncertain.  The Company expects to be reimbursed for its loss from its insurance carriers and the Company estimates its reimbursement for its business interruption claim would be less than $10 million.  However, the Company has not recorded any insurance recoveries in its consolidated financial statements, and it can make no assurance that we will receive any insurance proceeds as a result of this loss.  Once the Company has final settlement of the claim, it will record the proceeds as a reduction to its product cost in its consolidated statements of operations.

10.  Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended September 30, 2013
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$142.6	$39.1	$3.0	$184.7
Intersegment sales	0.1	1.6	(1.7)	-
Shipping and handling cost	40.2	4.2	-	44.4
Operating earnings (loss)	25.4	9.6	(11.9)	23.1
Depreciation, depletion and amortization	11.2	5.8	1.0	18.0
Total assets (as of end of period)	842.0	393.0	77.3	1,312.3

	Three Months Ended September 30, 2012
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$122.5	$54.9	$3.6	$181.0
Intersegment sales	0.2	1.1	(1.3)	-
Shipping and handling cost	34.9	6.0	-	40.9
Operating earnings (loss)	12.8	13.1	(11.8)	14.1
Depreciation, depletion and amortization	9.4	5.2	1.1	15.7
Total assets (as of end of period)	749.7	403.6	84.7	1,238.0

	Nine Months Ended September 30, 2013
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$597.4	$137.2	$7.6	$742.2
Intersegment sales	0.6	4.5	(5.1)	-
Shipping and handling cost	185.0	15.0	-	200.0
Operating earnings (loss)	106.5	39.0	(40.2)	105.3
Depreciation, depletion and amortization	32.7	17.6	3.1	53.4

	Nine Months Ended September 30, 2012
		Specialty	Corporate
	Salt	Fertilizer	and Other (a)	Total
Sales to external customers	$496.7	$169.6	$8.5	$674.8
Intersegment sales	0.6	4.2	(4.8)	-
Shipping and handling cost	157.7	19.6	-	177.3
Operating earnings (loss)	78.1	47.7	(34.8)	91.0
Depreciation, depletion and amortization	28.7	15.6	2.9	47.2

(a)	“Corporate and Other” includes corporate entities, the records management business, other incidental business operations and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

11.  Stockholders’ Equity and Equity Instruments:

In the first nine months of 2013, the Company granted 113,814 stock options, 60,867 restricted stock units (“RSUs”) and 25,373 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

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

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first nine months of 2013 is included in the table below. The weighted-average grant date fair value of these options was $19.51.

Range
Fair value of options granted	$13.10 - $23.25
Exercise price	$76.99
Expected term (years)	4 - 6
Expected volatility	28.8% - 44.0%
Dividend yield	3.0%
Risk-free rate of return	0.7% - 1.0%

To estimate the fair value of the PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk-free rate was determined using the same methodology as the option valuations as discussed above. The average estimated fair value of the PSUs granted in 2013 was $77.75 per unit.

During the nine months ended September 30, 2013, the Company reissued 174,092 shares of treasury stock related to the exercise of stock options, 22,658 shares related to the vesting and release of RSUs, 6,341 shares related to the vesting and release of PSUs and the release of 1,259 deferred units to a member of the board of directors under his deferred stock award agreements.  The Company recorded additional tax benefits of $0.7 million from its equity compensation awards as additional paid-in capital during the first nine months of 2013. During the nine months ended September 30, 2013 and 2012, the Company recorded $4.1 million and $5.4 million, respectively, of compensation expense pursuant to its stock-based compensation plans.  In the second quarter of 2013, the Company reduced compensation expense by approximately $0.8 million related to cancellation of equity awards due to a restructuring of the Company’s management.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2013.

	Stock Options		RSUs		PSUs(a)
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2012	435,721	$67.46	77,749	$78.46	49,932	$83.58
Granted	113,814	76.99	60,867	74.97	25,373	77.75
Exercised (b)	(174,092)	60.71	-	-	-	-
Released from restriction (b)	-	-	(22,658)	78.46	(6,341)	86.51
Cancelled/Expired (c)	(45,701)	76.88	(18,861)	78.58	(13,774)	81.95
Outstanding at September 30, 2013	329,742	$73.00	97,097	$76.25	55,190	$80.97

(a)	PSUs are initially included in the table at the 100% attainment level at their grant date and at that level represent one share per unit. The final performance period for the 2010 PSU grant was completed in 2012. The Company issued 6,341 shares and cancelled 25 PSUs in March 2013 related to the 2010 PSU grant.
(b)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury stock.
(c)	A majority of the equity awards cancelled during the nine months ended September 30, 2013 related to a restructuring of the Company’s management.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) for the three and nine months ended September 30, 2013 are as follows (in millions):

	Gains and
	(Losses) on	Defined
	Cash Flow	Benefit	Foreign
Three Months Ended September 30, 2013 (a)	Hedges	Pension	Currency	Total
Beginning balance	$(0.5)	$(9.0)	$39.3	$29.8

Other comprehensive income (loss) before reclassifications (b)	-	-	16.0	16.0
Amounts reclassified from accumulated other comprehensive income	-	0.7	-	0.7
Net current period other comprehensive income	-	0.7	16.0	16.7

Ending balance	$(0.5)	$(8.3)	$55.3	$46.5

	Gains and
	(Losses) on	Defined
	Cash Flow	Benefit	Foreign
Nine Months Ended September 30, 2013 (a)	Hedges	Pension	Currency	Total
Beginning balance	$(0.7)	$(9.6)	$67.9	$57.6

Other comprehensive income (loss) before reclassifications (b)	(0.2)	-	(12.6)	(12.8)
Amounts reclassified from accumulated other comprehensive income	0.4	1.3	-	1.7
Net current period other comprehensive income	0.2	1.3	(12.6)	(11.1)

Ending balance	$(0.5)	$(8.3)	$55.3	$46.5

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange gains (losses) of approximately $5.9 million and $(7.5) million in the three and nine months ended September 30, 2013, respectively, in accumulated other comprehensive income related to intercompany notes which were deemed to be of long-term investment nature.

	Amount Reclassified from AOCI
	Three Months Ended	Nine Months Ended	Line Item Impacted in the
	September 30, 2013	September 30, 2013	Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.1	$0.7	Product cost
	(0.1)	(0.3)	Income tax expense (benefit)
	-	0.4

Amortization of defined benefit pension:
Amortization of loss	$0.4	$1.2	Product cost
	(0.1)	(0.3)	Income tax expense (benefit)
	0.4	0.4	Deferred tax asset
	0.7	1.3

Total reclassifications, net of income taxes	$0.7	$1.7

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

Cash Flow Hedges

As of September 30, 2013, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of September 30, 2013 and December 31, 2012, were designated and qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.  Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of September 30, 2013, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through March 2015.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2013 and December 31, 2012, the Company had agreements in place to hedge forecasted natural gas purchases of 1.5 million and 2.1 million MMBtus, respectively.

As of September 30, 2013, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next 12 months approximately $0.8 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of September 30, 2013 and December 31, 2012, (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	September 30, 2013	Balance Sheet Location	September 30, 2013

Commodity contracts	Other current assets	$-	Accrued expenses	$0.8
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments		$-		$0.9

(a)	As of September 30, 2013, the Company has commodity hedge agreements with two counterparties.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2012	Balance Sheet Location	December 31, 2012

Commodity contracts(b)	Other current assets	$0.2	Accrued expenses	$1.2
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments		$0.2		$1.4

(a)	The Company has commodity hedge agreements with three counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are primarily payable to one counterparty. The amount recorded as an asset is due from two counterparties.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.2 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

The following table presents activity related to the Company’s other comprehensive income (“OCI”) for the three and nine months ended September 30, 2013 and 2012 (in millions):

		Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$0.1	$(0.1)	$0.4	$(0.7)
Total		$0.1	$(0.1)	$0.4	$(0.7)

		Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$(0.6)	$(1.3)	$1.0	$(4.9)
Total		$(0.6)	$(1.3)	$1.0	$(4.9)

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

	September 30, 2013	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$4.7	$4.7	$-	$-
Total Assets	$4.7	$4.7	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(4.7)	$(4.7)	$-	$-
Derivatives – natural gas instruments	(0.9)	-	(0.9)	-
Total Liabilities	$(5.6)	$(4.7)	$(0.9)	$-

(a)	Includes mutual fund investments of approximately 10% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small to mid-cap U.S. companies, approximately 5% in debt securities of U.S. companies, approximately 60% in short-term investments and approximately 20% in blended funds. The short-term investments are held in a Fidelity retirement money market account.

	December 31, 2012	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.0	$6.0	$-	$-
Total Assets	$6.0	$6.0	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.0)	$(6.0)	$-	$-
Derivatives – natural gas instruments	(1.2)	-	(1.2)	-
Total Liabilities	$(7.2)	$(6.0)	$(1.2)	$-

(a)	Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 20% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 35% in blended funds. The short-term investments are held in a Fidelity retirement money market account.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan are stated at fair value based on quoted market prices.  As of September 30, 2013, the estimated fair value of the fixed-rate 8% senior notes, based on available trading information, totaled $107.4 million (level 2) compared with the aggregate principal amount at maturity of $100 million. The fair value at September 30, 2013 of amounts outstanding under the credit agreement, based upon available bid information received from the Company’s lender, totaled approximately $382.2 million (level 2) compared with the aggregate principal amount of $381.2 million.

14.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net earnings	$15.4	$9.4	$72.4	$58.8
Less: net earnings allocated to participating securities (a)	(0.1)	(0.1)	(0.6)	(0.7)
Net earnings available to common shareholders	$15.3	$9.3	$71.8	$58.1

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,469	33,110	33,378	33,080
Weighted-average awards outstanding (b)	15	28	24	25
Shares for diluted earnings per share	33,484	33,138	33,402	33,105

Net earnings per common share, basic	$0.46	$0.28	$2.15	$1.76
Net earnings per common share, diluted	$0.46	$0.28	$2.15	$1.75

(a)	Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 275,000 and 305,000 for the three and nine months ended September 30, 2013, respectively, and 419,000 and 426,000 for the three and nine months ended September 30, 2012, respectively.
(b)	For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares. In addition, the Company had 410,000 and 469,000 weighted awards outstanding for the three and nine months ended September 30, 2013, respectively, and 707,000 and 697,000 for the three and nine months ended September 30, 2012, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of the Company’s salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in the markets we serve.  Inventory management practices are employed to respond to the varying level of sales demand which impacts our production volumes, the resulting per ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter and earnings are typically lower than the first and fourth quarters.  We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data. In the first quarter of 2013, the frequency of winter weather events was near average in our served markets and favorably impacted our sales and operating earnings especially in relation to the very mild winter weather experienced in the first quarter of 2012.  Winter weather was significantly milder than average and unfavorably impacted our sales and operating earnings in the first quarter of 2012.  Weather affects our highway and consumer and industrial deicing salt sales volumes and resulting gross profit, and it also impacts our inventory levels, which influence production volume in periods following the winter, the resulting cost per ton, and ultimately our profit margins.  During 2012, a mild 2011-2012 winter weather season in our markets resulted in lower production needs in 2012.  Lower production volumes in the latter half of 2012 were also a result of a four-week strike by miners at our Goderich, Ontario, mine during the third quarter of 2012.  The lower production resulted in higher per-unit production costs for the inventory produced in 2012 which significantly impacted our margins in the first quarter of 2013 when the majority of this inventory was sold.  In addition, we incurred additional costs and other losses associated with the Goderich tornado primarily through 2012 when the remaining tornado-impacted finished goods inventories were sold and other losses and costs associated with the tornado ceased to be incurred.  During the first nine months of 2013, the near average winter weather experienced in the first quarter of 2013 resulted in higher production needs when compared to the same period of the prior year.

In August 2011, a tornado in Goderich, Ontario, struck our salt mine and our salt mechanical evaporation plant.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  We resumed production and shipping activities, on a reduced basis, at the Goderich mine in September 2011 and regained full hoisting capability in April 2012. However, some repairs and reconstruction activities are needed to fully restore the damaged surface structures and long-lived operating assets.  The evaporation plant resumed limited activities in September 2011 and reached full capability by the end of the first quarter of 2012.  We expect to be reimbursed by our insurers for substantially all of the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred. We received $18.5 million and $25.0 million of insurance advances in the first nine months of 2013 and 2012, respectively.  Since the tornado occurred, we have received insurance advances totaling $81 million.  We recorded approximately $0.2 million and $1.7 million in the third quarter of 2013 and 2012, respectively and approximately $1.2 million and $8.7 million in the first nine months of 2013 and 2012, respectively, related to the insurance advances received as a reduction to salt product costs in the consolidated statements of operations to offset recognized impairment charges and site clean-up and restoration costs.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges.

We also will have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  We estimate that the effects from the tornado were immaterial in the first nine months of 2013 and were approximately $1 million and $18 million in the three and nine months ended September 30, 2012, respectively.  To date, the Company has estimated total losses of more than $35 million resulting from the effects of the tornado. We believe our losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by the Company’s insurance policies as business interruption losses.  However, the amount of actual business interruption recoveries may differ materially from our current and future estimates.  We do not expect to incur any additional business interruption costs. Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.  We also incurred significant amounts of capital expenditures during 2012 and the first nine months of 2013 to replace and, in some instances, improve property, plant and equipment damaged or destroyed by the tornado.  We estimate we will spend an insignificant amount during the fourth quarter to complete the replacement of all property, plant and equipment damaged or destroyed by the tornado.  Capital expenditures to replace damaged property, plant and equipment will result in an increase in depreciation expense in future periods.

Specialty Fertilizer Segment

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf. Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  The yields and/or quality of high-value or chloride-sensitive crops are generally better when SOP is used as a potassium nutrient rather than potassium chloride (“MOP” or “KCl”).  Over the past several years, market prices for MOP have been above historical long-term averages.  As a result of recent developments in the international MOP marketplace, customers delayed making SOP fertilizer purchases in the third quarter of 2013 due to uncertainty about future SOP market prices.  Historically, SOP market prices have been higher than MOP market prices and we expect SOP pricing to continue to retain its premium to MOP.  In the past, as MOP pricing increased, the size of the premium tended to decrease, and conversely, as MOP pricing decreased, the size of the premium tended to increase.

Our SOP production facility in Ogden, Utah, the largest in North America and one of only three SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds, and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP mineral feedstock available to convert into finished product.  During the summer of 2011, unusual localized rains and cooler weather, especially early in the summer, slowed the summer solar evaporation process at this operation, when compared to more-typical weather, reducing the amount of precipitated minerals over the solar season, which are the raw materials utilized to produce SOP.  The reduced minerals deposited decreased SOP finished goods production volumes from our solar ponds primarily in 2012, and increased per-unit production costs accordingly.  Due to this lower raw material solar pond harvest, we purchased and consumed higher-cost potassium mineral feedstock for SOP production in 2012. The higher per-unit production costs for the inventory produced in 2012 significantly impacted our margins in the first quarter of 2013 when the remaining inventory produced in 2012 was sold.  In the 2012 solar evaporation season, the weather was more typical than during the 2011 season.  Therefore, we achieved a better-than-historical deposit of raw materials from which we produce our finished SOP, and significantly more than the same period of 2011’s solar season.  These raw materials are being utilized to produce SOP primarily in 2013.  In 2013, our SOP production facility in Ogden experienced operational issues which impacted the process that converts these raw materials to finished goods.  During 2013, the Ogden facility began operating at production volumes which were lower than the anticipated design capacities of the expansion.  We now expect the current solar pond-based effective capacity for the Ogden facility to be from 300,000 to 320,000 tons annually beginning in 2014.  As a result of the lower than expected production volumes in 2013, we have focused our sales efforts domestically in markets which typically yield higher average selling prices and higher margins. During the fourth quarter of 2013, we expect to purchase and process KCl feedstock at our Ogden facility for conversion into SOP.  As the spread between market prices for SOP and KCl has increased, the economics of producing SOP partly from KCl has improved.  While these KCl purchases would increase our expected full year product cost and reduce the resulting margin percentages, they also would increase the amount of our gross profit.

General

Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Future period per-unit costs will continue to be influenced by oil-based fuel costs, a significant component of shipping and handling costs.  Shipping and handling costs on a per ton basis for the nine months ended September 30, 2013 were lower in both our salt and specialty fertilizer segments when compared to those experienced in the first nine months of 2012.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our deicing and water conditioning products, are also significant.  Our production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  The market-based price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which increased input costs.  Our SOP production facility in Saskatchewan, Canada, purchases KCl under a long-term supply agreement, which is not based upon the market price of KCl.  One of the production methods uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business and other incidental revenues include sales of $3.0 million and $3.6 million in the three months ended September 30, 2013 and 2012, respectively, and $7.6 million and $8.5 million for the nine months ended September 30, 2013 and 2012, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Salt Sales (in millions)
Salt sales	$142.6	$122.5	$597.4	$496.7
Less: salt shipping and handling	40.2	34.9	185.0	157.7
Salt product sales	$102.4	$87.6	$412.4	$339.0

Salt Sales Volumes (thousands of tons)
Highway deicing	1,392	1,070	6,907	5,275
Consumer and industrial	544	511	1,581	1,510
Total tons sold	1,936	1,581	8,488	6,785

Average Salt Sales Price (per ton)
Highway deicing	$47.83	$47.12	$53.77	$53.35
Consumer and industrial	139.61	141.01	142.94	142.52
Combined	73.64	77.45	70.38	73.19

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$39.1	$54.9	$137.2	$169.6
Less: SOP shipping and handling	4.2	6.0	15.0	19.6
SOP product sales	$34.9	$48.9	$122.2	$150.0

SOP Sales Volumes (thousands of tons)	61	90	217	277
SOP Average Price (per ton)	$646	$615	$631	$613

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Sales

Sales for the third quarter of 2013 of $184.7 million increased $3.7 million, or 2% compared to $181.0 million for the same quarter of 2012. Sales primarily include revenues from the sale of our salt and specialty fertilizer products, or “product sales,” as well as revenues from our records management business, and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling costs increased $3.5 million from $40.9 million in the third quarter of 2012 to $44.4 million in the third quarter of 2013 due primarily to higher salt sales volumes in the third quarter of 2013 when compared to same period of 2012 which were partially offset by lower per-unit salt shipping and handling costs and lower specialty fertilizer sales volumes for the third quarter of 2013.

Product sales for the third quarter of 2013 of $137.3 million increased $0.8 million compared to $136.5 million for the same period in 2012, principally reflecting higher salt segment product sales which were offset by lower specialty fertilizer segment product sales.

Salt product sales for the third quarter of 2013 of $102.4 million increased $14.8 million, or 17% compared to $87.6 million for the same period in 2012.  The increase in the third quarter of 2013 was due primarily to higher sales volumes, which contributed approximately $18 million to the increase in product sales.  Salt sales volumes in the quarter increased by 355,000 tons from 2012 levels principally due to higher sales of rock salt and specialty deicing products in our highway business, which were partially offset by lower sales of rock salt to our chlor-alkali customers.  In the third quarter of 2012, salt sales volumes were lower due to the effects of the significantly milder than average 2011-2012 winter season which left customers with higher inventory levels and, therefore, reduced the need for early fill orders during the quarter in preparation for the upcoming winter.  We experienced more-typical highway deicing salt sales volumes from early fill orders in the third quarter of 2013.  During the third quarter of 2013, consumer and industrial average selling prices declined by 1% principally as a result of changes in mix and were partially offset by a 1.5% increase in highway deicing average selling prices.  The highway deicing average selling prices benefited from a more-typical customer mix as a lower percentage of sales volumes were attributable to the chlor-alkali business in the third quarter of 2013.  The improved mix for the third quarter of 2013 more than offset the price declines experienced in the highway bid season for contracted sales to customers in the 2013-2014 winter season.

Specialty fertilizer product sales for the third quarter of 2013 of $34.9 million decreased $14.0 million, or 29% compared to $48.9 million for the same period in 2012.  This decrease was due primarily to a 29,000 ton (32%) decrease in sales volumes in the third quarter of 2013 when compared to the prior year.  As a result of recent developments in the international MOP marketplace, customers delayed making SOP fertilizer purchases in the third quarter of 2013 due to uncertainty about future SOP market prices.  The decline in sales volumes contributed approximately $12 million to the decrease in specialty fertilizer product sales.  However, our average per-ton market price increased 5% in the third quarter of 2013 to $646 per ton, which partially offset the decrease in specialty fertilizer product sales volumes. During the third quarter of 2013, we have focused our sales efforts principally in those domestic markets which typically yield higher average selling prices and higher margins.

Gross Profit

Gross profit for the third quarter of 2013 of $45.8 million increased $9.6 million, or 27% compared to $36.2 million in the third quarter of 2012 due to an increase in the gross profit in the salt segment of approximately $14 million.  As a percent of total sales, 2013 gross margin increased by five percentage points, from 20% in the third quarter of 2012 to 25% in the third quarter of 2013.  The gross profit for the salt segment increased partially due to higher highway deicing sales volumes and the impact of increased highway production volumes when compared to the same period in the prior year.  The third quarter of 2012 was impacted by higher per-unit salt costs as a result of the effects of a tornado which struck our salt mine and salt mechanical evaporation plant, both located in Goderich, Ontario, in August 2011.  Additionally, unscheduled maintenance at our Cote Blanche mine increased per-unit costs in the 2012 period.  We identified approximately $1 million of estimated losses incurred in the third quarter of 2012 that we believe qualify as recoverable business interruption losses.  Any insurance recoveries related to business interruption will be recognized in “product cost” in the consolidated statements of operations when the insurance claim has been settled.  In addition, we recorded approximately $0.2 million and $1.7 million in the third quarter of 2013 and 2012, respectively, of property, plant and equipment impairment charges and clean-up and restoration costs, which were offset by $0.2 million and $1.7 million of expected insurance recoveries.  The gross profit for the specialty fertilizer segment in the third quarter of 2013 decreased by approximately $4 million compared with the same period in 2012 as the third quarter of 2013 was impacted by lower sales volumes and the impact the lower sales volumes have on fixed costs when compared to the same period of 2012.  Both periods were unfavorably impacted by higher than typical per-unit production costs due to low production volumes. During the third quarter of 2012, we continued the use of purchased mineral feedstock to supplement production.  Production volumes from lower-cost solar ponds during 2012 were reduced as a result of localized rains and cooler weather, which our Ogden facility experienced in the summer of 2011. During the third quarter of 2013, we purchased small quantities of KCl feedstock to supplement our solar pond-based production, which increased our average per-unit production costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2013 of $22.7 million increased $0.6 million compared to $22.1 million for the same period of 2012.  The increase in expense is primarily due to higher professional services expenses in the third quarter of 2013, partially offset by lower variable compensation costs.

Income Tax Expense

Income tax expense for the third quarter of 2013 was $3.4 million as compared to $0.8 million for the third quarter of 2012 partially reflecting higher pretax income.  Our effective tax rate for the three months ended September 30, 2013 increased from the prior year due to higher pretax income in 2013 and refinements made in the third quarter of 2012 related to the expected full-year tax rate.  These factors reduced income tax expense by approximately $1.4 million in the third quarter of 2012.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Sales

Sales for the nine months ended September 30, 2013 of $742.2 million increased $67.4 million, or 10% compared to $674.8 million for the nine months ended September 30, 2012.  Shipping and handling costs were $200.0 million during the first nine months of 2013, an increase of $22.7 million compared to $177.3 million for the same period in 2012.  The increase in shipping and handling costs is primarily due to higher salt sales volumes in the first nine months of 2013 when compared to the same period of 2012, which was partially offset by lower specialty fertilizer sales volumes and lower per-unit shipping and handling costs in the first nine months of 2013.

Product sales for the first nine months of 2013 of $534.6 million increased $45.6 million, or 9% compared to $489.0 million for the same period in 2012, principally reflecting higher product sales in the salt segment and lower product sales for our specialty fertilizer segment.

Salt product sales of $412.4 million for the nine months ended September 30, 2013 increased $73.4 million or 22% compared to $339.0 million in the same period of 2012.  The increase in the first nine months of 2013 was due primarily to higher salt segment sales volumes, which contributed approximately $78 million to the increase in salt product sales and was partially offset by a decline in combined salt average selling prices due to changes in customer mix.  Salt sales volumes in the first nine months of 2013 increased by approximately 1.7 million tons from 2012 levels as a result of higher highway sales volumes principally due to higher sales of rock salt and specialty deicing products and higher consumer and industrial volumes from consumer deicing products.  The increase in volumes was due to the near average winter weather experienced in the first quarter of 2013 when compared to the significantly milder than average winter weather experienced in the first quarter of 2012 in the markets we serve.

Specialty fertilizer product sales of $122.2 million for the nine months ended September 30, 2013 decreased $27.8 million, or 19% from $150.0 million during the same period in 2012. This decrease was due to a decrease in specialty fertilizer sales volumes when compared to the same period in 2012. As a result of recent developments in the international MOP marketplace, customers delayed making SOP fertilizer purchases in the third quarter of 2013 due to uncertainty about future SOP market prices.  The decrease in sales volumes comprised substantially all of the decrease in SOP product sales.   Our average market price increased slightly from $613 per ton in the first nine months of 2012 to $631 per ton in the first nine months of 2013 as we have focused our sales efforts principally in those domestic markets which typically yield higher average selling prices and higher margins.

Gross Profit

Gross profit for the nine months ended September 30, 2013 of $179.0 million increased $21.5 million, or 14% compared to $157.5 million for the same period in 2012.  As a percent of total sales, 2013 gross margin increased by one percentage point, from 23% to 24%.  The gross profit for the salt segment contributed approximately $31 million to the increase in gross profit due to higher salt deicing volumes which were partially offset by the impact of lower combined salt average selling prices in the first nine months of 2013. The first nine months of 2013 were favorably impacted by higher salt production volumes which contributed to lower per-unit costs of salt produced in 2013 and were partially offset by higher per-unit costs due to sales in 2013 of salt inventory produced in 2012 resulting from lower production volumes in 2012 relating to the significantly milder than normal 2012 winter season and the strike by miners at our Goderich, Ontario, mine in the third quarter of 2012.  We estimate that the effects from the tornado were immaterial in the first nine months of 2013 and unfavorably impacted the first nine months of 2012 by approximately $18 million.  Any insurance recoveries related to business interruption and any gains related to the replacement of property, plant and equipment will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  We recorded $1.2 million and $8.7 million of asset impairment charges and clean-up and restoration costs in the first nine months of 2013 and 2012, respectively, which were offset by $1.2 million and $8.7 million of expected insurance recoveries in the same respective periods.  The decline in specialty fertilizer segment gross profit of approximately $9 million in the first nine months of 2013 was principally due to lower specialty fertilizer sales volumes and the impact those lower sales volumes have on fixed costs when compared to the same period of 2012.  Both periods were unfavorably impacted by higher than typical per-unit production costs due to low production volumes. During the first nine months of 2012, we continued the use of purchased mineral feedstock to supplement production.  Production volumes from lower-cost solar ponds during 2012 were reduced as a result of localized rains and cooler weather which our Ogden facility experienced in the summer of 2011. During the third quarter of 2013, we purchased small quantities of KCl feedstock to supplement our solar pond-based production, which increased our average per-unit production costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of 2013 of $73.7 million increased $7.2 million compared to $66.5 million for the same period of 2012.  The increase in expense is partially due to a restructuring charge related to a reorganization of the Company’s management during the second quarter of 2013 of approximately $1.7 million.  As a result of the restructuring, we expect selling, general and administrative expenses will be moderately reduced in future periods.  We also incurred higher marketing and professional services expenses during the first nine months of 2013.  In addition, the change in expense is partially due to a greater reduction in variable compensation expense in the first nine months of 2012 when compared to the same period in the current year.

Other (Income) Expense, Net

Other income of $3.2 million for the first nine months of 2013 improved $7.6 million when compared to an expense of $4.4 million in the same period of 2012.  Net foreign exchange gains were $2.1 million in the first nine months of 2013 when compared to foreign exchange losses of $2.9 million in the same period of 2012.  In addition, the second quarter of 2012 includes a $2.8 million charge related to the refinancing of our term loans in May 2012, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.

Income Tax Expense

Income tax expense of $22.9 million for the nine months ended September 30, 2013 increased $8.8 million from $14.1 million for the same period in 2012 partially reflecting an increase in pretax income in 2013.  In the nine months ended 2012, we settled an income tax audit that resulted in a $3.0 million reduction to income tax expense. In addition, we made refinements related to the expected full-year tax rate. These factors impacted our effective tax rate in the nine months ended 2012.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $123.9 million as of September 30, 2013 increased $23.8 million over December 31, 2012 resulting from operating cash flows of $142.1 million generated in the first nine months of 2013.  We used a portion of those cash flows to fund capital expenditures of $83.1 million and to pay dividends on our common stock of $54.9 million.

As of September 30, 2013, we had $479.5 million of principal indebtedness consisting of $98.3 million 8% senior notes ($100 million at maturity) due 2019 and $381.2 million of borrowings outstanding under our credit agreement.  No amounts were outstanding under our revolving credit facility as of September 30, 2013. We had $7.8 million of outstanding letters of credit as of September 30, 2013, which reduced our revolving credit facility borrowing availability to $117.2 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our credit agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% senior notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of September 30, 2013, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% senior notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of September 30, 2013, the majority of our cash and cash equivalents (in the consolidated balance sheets) was either held directly or indirectly by foreign subsidiaries.  Due in part to the seasonality of our domestic business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short-term working capital requirements by accessing our $125 million revolving line of credit.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax position on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by the values charged on the transfer of our products between them.  We calculate values charged on product transfers based on guidelines established by the multi-national organization which publishes accepted tax guidelines recognized in all of the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary income taxes, profits and cash flows are realized.  Some of our calculated values have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations are proper and consistent with the accepted guidelines, we can make no assurance that the final resolution of these matters with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statements.  Additionally, the timing for settling these challenges may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access to consolidated cash on hand in all jurisdictions and future cash flows from operations.

Canadian provincial tax authorities have challenged tax positions claimed by one of our Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately

$77 million, including interest through September 2013.  We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require that we post security with the tax authority until the dispute is resolved.  We have agreed with the tax authority to post collateral in the form of a $34 million performance bond (including approximately $8 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond) and make cash payments of approximately $50 million (including the $8 million of cash to be paid when a portion of the performance bond is cancelled).  Of these cash payments, we have paid $25 million and we have agreed to pay an additional approximately $1 million during 2013 with the remaining balance to be paid after 2013.  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by the Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed us for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the agreement which provided the basis upon which our returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through September 30, 2013, related to this matter totals approximately $104 million.  We have agreed to post collateral in the form of approximately a $23 million performance bond and make cash payments of approximately $2 million during 2013.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $38 million necessary to proceed with future appeals or litigation.

In August 2011, a tornado struck our salt mine and salt mechanical evaporation plant in Goderich, causing extensive damage to our property, plant and equipment; significant clean up costs; and interference with our operations.  Losses caused by the tornado primarily affected our 2011 and 2012 consolidated financial statements and liquidity.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  In addition, we may not have been able to estimate the full amount of losses caused by the tornado.  In addition, we estimate that the effects from the tornado were immaterial in the first nine months of 2013 and were approximately $18 million in the first nine months of 2012.  We had approximately $13 million and $18 million of capital expenditures in the first nine months of 2013 and 2012, respectively, due to the tornado.  Business interruption losses and capital expenditures to replace or repair assets reduce cash flows available for other operating needs of our business.  The amount of actual business interruption recoveries may differ materially from the Company’s current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity. We received $18.5 million and $25.0 million of insurance advances in the first nine months of 2013 and 2012, respectively.  We have also recorded an additional approximately $16.3 million and $16.1 million (including the impact of foreign exchange) as deferred revenue during the first nine months of 2013 and 2012, respectively, in our consolidated balance sheets.  In total, the Company has received $81 million of insurance advances since the tornado and recorded approximately $52.9 million of deferred revenue in accrued expenses in its consolidated balance sheets as of September 30, 2013. Approximately $26.8 million of total insurance advances received has been recorded as a reduction to salt product costs in the consolidated statements of operations in 2011, 2012 and 2013 to offset recognized impairment charges and site clean-up and restoration costs.

We have filed an insurance claim related to a loss we incurred when mineral-concentrated lake brine was lost as a result of an asset failure at our Ogden facility in 2010.  The amount of actual recoveries for this loss is uncertain.  We expect to be reimbursed for our loss from our insurance carriers and estimate our reimbursement would be less than $10 million.  However, we have not recorded any insurance recoveries in our consolidated financial statements, and we can make no assurance that we will receive any insurance proceeds as a result of the loss.  Once we have final settlement of the claim, we will record the proceeds as a reduction to our product cost in our consolidated statements of operations.

For the Nine Months Ended September 30, 2013 and 2012

Net cash flows provided by operating activities for the nine months ended September 30, 2013 were $142.1 million, an increase of $9.9 million compared to $132.2 million for the first nine months of 2012. We had a reduction in working capital items of $4.0 million in the first nine months of 2013 compared to a reduction of $2.6 million in the first nine months of 2012. These reductions provided a portion of our cash flows from operations, and reflect the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our sales regions. In addition, we received $4.2 million and $16.3 million of insurance advances from operating activities related to the tornado in the first nine months of 2013 and 2012, respectively.

Net cash flows used by investing activities of $68.7 million and $99.9 million for the nine months ended September 30, 2013 and 2012, respectively, resulted from capital expenditures of $83.1 million and $98.9 million, respectively.  Our capital expenditures in 2013 include expenditures (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) for the replacement of property, plant and equipment damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements. During the first nine months of 2013, we received $11.9 million of insurance advances for investment purposes related to the tornado which partially offset the investing uses of cash.

Financing activities during the first nine months of 2013 used $46.5 million of cash flows, primarily to make $54.9 million of dividend payments and $2.9 million of debt payments.  During the first nine months of 2012, we used $50.9 million of cash flows, primarily to make $49.7 million of dividend payments and fees paid to refinance our debt.  These uses of cash during both periods were partially offset by proceeds received from stock option exercises.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of CMP and its operating segments.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”).  Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations due to our resource allocation, financing methods and cost of capital, and income tax positions which are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings.  We also use EBITDA and Adjusted EBITDA to assess our overall and operating segment operating performance and return on capital, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items in other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and ongoing consequence of our operations.  We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$15.4	$9.4	$72.4	$58.8
Interest expense	4.4	4.2	13.2	13.7
Income tax expense	3.4	0.8	22.9	14.1
Depreciation, depletion and amortization	18.0	15.7	53.4	47.2
EBITDA	41.2	30.1	161.9	133.8
Other non-operating expenses:
Other (income) expense, net	(0.1)	(0.3)	(3.2)	4.4
Adjusted EBITDA	$41.1	$29.8	$158.7	$138.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Salt segment
Operating earnings	$25.4	$12.8	$106.5	$78.1
Depreciation, depletion and amortization	11.2	9.4	32.7	28.7
Salt segment EBITDA	$36.6	$22.2	$139.2	$106.8

Specialty fertilizer segment
Operating earnings	$9.6	$13.1	$39.0	$47.7
Depreciation, depletion and amortization	5.8	5.2	17.6	15.6
Specialty fertilizer segment EBITDA	$15.4	$18.3	$56.6	$63.3

Corporate and other operating earnings	$(11.9)	$(11.8)	$(40.2)	$(34.8)
Corporate and other depreciation, depletion and amortization	1.0	1.1	3.1	2.9
Other income and (expense)	0.1	0.3	3.2	(4.4)
EBITDA	$41.2	$30.1	$161.9	$133.8

We estimate that the effects from the tornado included in the consolidated statements of operations were immaterial in the first nine months of 2013 and were approximately $1 million and $18 million in the three and nine months ended September 30, 2012.  Also, our operating earnings were unfavorably impacted in the first quarter of 2012 by significantly milder than average winter weather in the markets we serve.  In the first quarter of 2013, we estimate that our operating earnings were moderately favorably impacted by the winter weather in the markets we serve.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued guidance, which requires an entity to present its unrecognized tax benefits net of its deferred tax assets for net operating loss carryforwards, similar tax losses, or tax credit carryforwards in cases where these carryforwards and losses are available at the balance sheet date.  When carryforwards or losses are not available at the balance sheet date, an entity must present the liability separately and not net it against the deferred tax assets.  The new guidance is effective for annual and interim periods beginning after December 15, 2013.  We do not expect the adoption of this guidance to have a material impact on the Company’s financial position or results of operations.

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

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 28, 2013	/s/ FRANCIS J. MALECHA
Francis J. Malecha
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2013	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Chief Financial Officer
(Principal Financial and Accounting Officer)