Form 10-K
period 2013-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2014-02-24
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,826,164,862, based on the closing sale price of $84.53 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 18, 2014 was 33,492,587 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2014 (Proxy Statement)	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report. Factors that could cause actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	domestic and international general business and economic conditions;

•	uninsured risks;

•	hazards of mining, including acts of nature;

•	governmental policies affecting the highway maintenance programs, consumer and industrial industry or agricultural industry in localities where we or our customers operate;

•	weather conditions;

•	the impact of competitive products;

•	pressure on prices realized by us for our products;

•	constraints on supplies and prices of raw materials and energy used in manufacturing certain of our products;

•	the price or lack of availability of transportation services;

•	our ability to attract and retain skilled personnel or avoid a disruption in our workforce;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	difficulties or delays in receiving or renewing required governmental and regulatory approvals;

•	the impact of new technology on the demand for our products;

•	market acceptance issues, including the failure of products to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	the impact of indebtedness and interest rates;

•	foreign exchange rates and fluctuations in those rates;

•	the costs and effects of legal and tax proceedings, including environmental and administrative proceedings involving us;

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

•	agricultural economics, customer expectations about future potash market prices and customer application rates;

•	credit and capital markets, including the risk of customer and counterparty defaults and declining credit availability;

•	changes in tax laws or estimates;

•	cyber security issues; and

•	other risk factors included in this Form 10-K and reported from time to time in our filings with the Securities and Exchange Commission (“SEC”). See “Where You Can Find More Information.”

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2013, we operated 12 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada, and the largest rock salt mine in the U.K. in Winsford, Cheshire.  Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America.  We provide highway deicing salt to customers in North America and the U.K. and specialty fertilizer to growers and fertilizer distributors worldwide. We also produce and market consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

products for consumer, agricultural and industrial applications.  In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, England.

SALT SEGMENT

Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted by shifting economic cycles. We are among the lowest-cost salt producers in our markets by utilizing our high-grade quality salt deposits which are among the most extensive in the world, through the use of effective mining techniques and efficient production processes.
Through our salt segment, we mine, produce, process, distribute and market sodium chloride and magnesium chloride in North America and sodium chloride in the U.K.  Our salt segment products include rock salt, mechanically evaporated and solar evaporated salt, and brine and flake magnesium chloride. We also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products.  Sodium chloride (either as a single mineral or in combination with other chlorides) represents the vast majority of the products we produce and sell.  Accordingly, we refer to these products collectively as “salt,” unless otherwise noted.
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
The demand for salt has historically remained relatively stable during periods of rising prices and during a variety of economic cycles due to its relatively low cost with a diverse number of end uses.  However, demand for deicing products is affected by the number and intensity of winter precipitation events in our service territories.  On average, over the last three years, approximately two-thirds of our deicing product sales occurred during November through March each year when winter weather was most severe.  See Note 14 of our Consolidated Financial Statements for salt segment financial information.

Salt Industry Overview
The salt industry has historically been characterized by modest growth and steady price increases across various types of products, after factoring in the impact of variability due to mild and severe winter weather. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing and nutritional supplements for livestock. We estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 33 million tons per year based on average winter weather conditions, while the consumer and industrial market totals approximately 13 million tons per year. In the U.K., we estimate that the size of the highway deicing market is approximately 2 million tons per year with such estimates based upon average winter weather conditions.  According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2011, the production of salt used in highway deicing and for consumer and industrial products in the U.S. has increased at an historical average of approximately 1% - 2% per year, although there have been recent fluctuations which have been above and below this average.
Salt prices vary according to purity and end use and its pricing differences reflect, among other things, variations in refining and packaging processes. According to the latest USGS data, during the thirty-year period ending 2011, prices for salt used in highway deicing and consumer and industrial products in the U.S. have increased at an historical average of approximately 3% per year, although there have been recent fluctuations which have been above and below this average. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by producers located nearest to the customers.

Processing Methods
Our current production capacity, including salt and other minerals purchased under contracts, is approximately 17.0 million tons of salt per year.  Mining, other production activities and packaging are currently conducted at 12 of our facilities.  Additionally, finished product is purchased under contracts from suppliers at three facilities.  The three processing methods we use to produce salt are described below.

Underground Rock Salt Mining – We primarily use a drill and blast mining technique at our North American underground rock salt mines. In addition, we began using continuous mining equipment at our Goderich, Ontario facility in 2013.  At our Winsford, U.K., facility, we primarily use continuous mining equipment.  Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 86% of our current annual salt production capacity.  See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Mechanical Evaporation – Mechanical evaporation involves obtaining salt brine from underground salt deposits through brine wells and subjecting that salt-saturated brine to vacuum pressure and heat to precipitate and crystallize salt.  The primary power sources are natural gas and electricity. The resulting product is high purity and has a uniform physical shape. Mechanically evaporated salt is primarily sold through our consumer and industrial salt product lines and represents approximately 5% of our current annual salt production capacity.

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

Operations and Facilities
United States – Our Cote Blanche, Louisiana rock salt mine serves highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers (and their major tributaries) and chemical and agricultural customers in the Southern and Midwestern U.S. Our solar evaporation facility located in Ogden, Utah, is the largest solar salt production site in North America. This facility principally serves the Midwestern and Western U.S. consumer and industrial markets, provides salt for highway deicing and chemical applications, and produces magnesium chloride, which is used in deicing, dust control and unpaved road surface stabilization applications. The production capacity for solar-evaporated salt at our Ogden facility is currently only limited by demand. Our Central and Midwestern U.S. consumer and industrial customer base is primarily served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas with evaporated salt purchased from other suppliers’ facilities. We also operate three salt packaging facilities in Illinois, Minnesota and Wisconsin, which principally serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern U.S.

Canada – We produce finished salt products at four locations in Canada. Rock salt mined at our Goderich, Ontario, mine serves the highway deicing markets and the consumer and industrial markets in Canada and the Great Lakes region of the U.S., principally through a series of depots located around the Great Lakes and through packaging facilities. Mechanically evaporated salt used for our consumer and industrial product lines is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario, in Central Canada; and Unity, Saskatchewan, in Western Canada.

United Kingdom – Our U.K. highway deicing customer base is served by the Winsford rock salt mine in Northwest England, near Manchester.

The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2013:

Location	Annual Production Capacity (tons)		Product Type
North America
Goderich, Ontario Mine	9,000,000	(a)	Rock Salt
Cote Blanche, Louisiana Mine	3,000,000		Rock Salt
Ogden, Utah:
Salt (b)	1,500,000		Solar Salt
Magnesium Chloride (c)	750,000		Magnesium Chloride
Lyons, Kansas Plant	450,000		Evaporated Salt
Unity, Saskatchewan Plant	160,000		Evaporated Salt
Goderich, Ontario Plant	130,000		Evaporated Salt
Amherst, Nova Scotia Plant	130,000		Evaporated Salt
United Kingdom
Winsford, Cheshire Mine	1,500,000		Rock Salt

(a)	Our processing and hoisting infrastructure would allow the mine to achieve approximately 9.0 million tons annually. However, we would need to invest in some additional mining equipment to sustain annual production significantly greater than 7.5 million tons.
(b)	Solar salts deposited annually substantially exceed the amount converted into finished products. The amount presented here represents an approximate average amount produced based on recent market demand.
(c)	The magnesium chloride amount includes both brine and flake.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Salt production, including magnesium chloride, at these facilities totaled an aggregate of 12.8 million tons, 10.8 million tons and 13.2 million tons for the years ended December 31, 2013, 2012 and 2011, respectively.  Variations in production volumes are typically attributable to variations in the winter season weather typically ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.
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
Salt deposits are found throughout the world and, where it is commercially produced, it is typically deposited in extremely large quantities. Our production facilities have access to vast mineral deposits. In most of our production locations we estimate the recoverable salt reserves to last at least several more decades at current production rates and capacities. Our rights to extract those minerals may be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms without incurring substantial costs or material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
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
We own the mine site at Goderich, Ontario. We also maintain a mineral lease at Goderich with the provincial government, which grants us the right to mine salt. This lease expires in 2022 with our option to renew until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Cote Blanche mine is operated under land and mineral leases with third-party landowners who grant us the right to mine salt. The leases expire in 2060. The mine site and salt reserves at the Winsford mine are owned.
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 54, 48 and 168 years, respectively. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 121, 71 and 24 years, respectively. Our mineral interests are amortized on an individual mine basis over estimated useful lives not to exceed 99 years using primarily the units-of-production method. Our estimates are based on, among other things, the results of reserve studies completed by a third-party geological engineering firm. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of our extraction rates based upon an expectation of operating the mines on a long-term basis. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both the presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt, requires proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality.  Reserve studies performed by a third-party engineering firm suggest that our salt reserves most closely resemble probable reserves and we have therefore classified our reserves as probable reserves.
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

We also have contracts to purchase finished salt from three suppliers in North America.  All of these contracts have a minimum purchasing commitment.  One of those contracts was scheduled to expire in 2013 but has been extended through the first half of 2014 at a higher cost when compared to the prior contract.  In addition, the supplier has announced its intention to sell the facility that currently produces the finished salt under the contract.  Under this contract, we purchased approximately 10% of our consumer and industrial product tons sold in 2013.  We are currently exploring a range of alternatives to service our customers.  However, there can be no assurance that we will be able to successfully service our customers at the same or similar cost.  If we are unsuccessful in finding alternative sources, our operating earnings and our cash flows would be negatively impacted.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Products and Sales – We sell our salt products through our highway deicing product line (which includes brine magnesium chloride as well as rock salt treated with this mineral) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride and calcium chloride in both pure form and blended with salt). Highway deicing, including salt sold to chemical customers, constituted approximately 51% of our gross sales in 2013. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities as well as through some longer-term contracts, with price, product quality and delivery capabilities as the primary competitive market factors. See Item 1A, “Risk Factors – Our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities.” Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the cost to deliver products to customers in North America, the locations of the salt sources and distribution networks also play a significant role in the ability of suppliers to serve customers.  We have an extensive network of approximately 95 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems (and their major tributaries) where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt and brine magnesium chloride from our Ogden, Utah facility are also used for highway deicing in the Western and upper Midwest regions of the U.S.  Treated rock salt, which is typically rock salt treated with brine magnesium chloride and organic materials that enhance the performance of the salt, is sold throughout our markets.
We produce highway deicing salt in the U.K. at our mining facility at Winsford, Cheshire, the largest rock salt mine in the U.K. We believe our production capability and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are viewed as a key strategic supplier by the U.K.’s Highways Agency. As such, we help the Highways Agency develop standards for deicing products and services that are provided to them through their deicing application contractors. In the U.K., approximately 70% of our highway deicing business is on multi-year contracts.
Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately two-thirds of our deicing product sales occurred during November through March each year when winter weather was most severe. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern U.S. where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A, “Risk Factors – The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions, including any effects from climate changes, may have an adverse effect on our results of operations and the price of our common stock” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality.”
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
Sales of our consumer and industrial products accounted for approximately 30% of our 2013 gross sales. We are the third largest producer of consumer and industrial salt products in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer and professional ice control, food processing, agricultural applications and a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in North America. Our Sifto® brand encompasses a full line of salt products, which are well recognized in Canada.
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
The table below shows our shipments of salt products:

			Year ended December 31,
	2013		2012		2011
(thousands of tons)	Tons	%	Tons	%	Tons	%
Highway Deicing	10,944	83	7,530	78	10,235	82
Consumer and Industrial	2,321	17	2,095	22	2,285	18
Total	13,265	100	9,625	100	12,520	100

Competition – We face strong competition in each of the markets in which we operate. In North America, other large, nationally and internationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America, but these mostly impact the East

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Coast and West Coast of the U.S. where we have minimal market presence. Two competitors serve the highway deicing salt market in the U.K.: one in Northern England and one in Northern Ireland. There are typically not significant imports of highway deicing salt into the U.K.  See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potassium nutrient products, can also impact the price of or demand for our products.”

SPECIALTY FERTILIZER SEGMENT

Fertilizers serve a significant role in efficient crop production around the world.  Potassium is a vital nutrient for virtually all crops, it assists in regulating plants’ growth and improves durability. There are two major forms of potassium-based fertilizer, SOP and muriate of potash (“MOP”).  SOP is primarily used as a specialty fertilizer, providing essential potassium to increase the yield and quality of certain crops, which tend to be high-value or chloride-sensitive, such as vegetables, fruits, potatoes, nuts, tobacco and turf grass. High-value or chloride-sensitive crop yields and/or quality are generally lower when MOP is used as a potassium nutrient, rather than SOP. We are the leading SOP producer and marketer in North America and we also market SOP products internationally. We offer several grades of SOP products, which are designed to serve the special needs of our customers. Our SOP plant in Ogden, Utah is the largest in North America and one of only three SOP solar brine evaporation operations in the world.  Our SOP plant in Wynyard, Saskatchewan is Canada’s leading producer of SOP.  In 2013, the specialty fertilizer segment accounted for approximately 18% of our gross sales. See Note 14 of our Consolidated Financial Statements for segment financial information.
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

Potash Industry Overview
The average annual worldwide consumption of all potash fertilizers is approximately 65 million tons. MOP is the most common source of potassium and accounts for approximately 85% of all potash consumed in fertilizer production. SOP represents approximately 10% of all potash consumption. The remainder is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients.
MOP is the most widely used potassium source for most crops and is typically a less expensive form of potash fertilizer than SOP. SOP (which contains the equivalent of approximately 50% potassium oxide) is utilized by growers for many high-value crops, especially where there are needs or a desire for fertilizers with low chloride content or when the grower seeks a higher yield or quality for their crops. The use of SOP has been proven to improve the yield and/or quality of many high-value crops such as citrus fruits, grapes, almonds, some vegetables, potatoes, tobacco and turfgrass, including turf for golf courses. SOP market pricing has historically been sold at prices above MOP market pricing.
Worldwide consumption of potash has increased in response to growing populations and the need for additional food supplies.  We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yield efficiencies.  In recent years, potash prices, including SOP, have experienced more volatility when compared to prices experienced in previous years.
Approximately 88% of our annual SOP sales volumes in 2013 were made to domestic customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. These dealers and distributors combine or blend SOP with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements. See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potassium nutrient products, can also impact the price of and demand for our products.”

Operations and Facilities
We produce SOP at two facilities, both located in North America: at the Great Salt Lake, near Ogden, Utah and at a site in Wynyard, Saskatchewan.  Our Ogden facility is the largest SOP producer in North America. The facility operates more than 40,000 acres of solar evaporation ponds to produce SOP and salt, including magnesium chloride, from the naturally occurring brine of the Great Salt Lake. The facility operates on land that is both owned and leased under renewable leases from the state of Utah. We believe that our property and operating equipment are maintained in good working condition. This facility has the capability to produce up to 320,000 tons of solar-pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of salt annually.  These recoverable minerals exist in vast quantities in the Great Salt Lake. We believe the recoverable minerals exceed 100 years of reserves at current production rates and capacities and are so vast that quantities will

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

not be significantly impacted by our production. Our rights to extract these minerals are contractually limited although we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions.
Initially, we draw mineral-rich lake water, or brine, from the Great Salt Lake into our solar evaporation ponds.  The brine moves through a series of solar evaporation ponds over a two to three-year production cycle.  As the water evaporates and the mineral concentration increases, some of those minerals naturally precipitate out of the brine and are deposited on the floors of the solar evaporation ponds. We manage the brine through the entire solar pond system.  This process produces the salts necessary to process into SOP, salt and magnesium chloride.   The evaporation process is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high purity SOP in our production facility.
We can use KCl as a raw material feedstock to supplement our solar harvest. In 2010, we suspended purchases of KCl used to supplement our SOP production from solar ponds due to several factors, including increasing KCl input costs. In 2013 we resumed the purchase and consumption of KCl as a raw material feedstock to help meet demand when it became economically beneficial to do so.
Over the past several years, we have invested in our Ogden facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds.  The objectives have included some modification to our existing solar evaporation ponds to increase the annual solar harvest and the extraction yield and processing capacity of our SOP plant. These improvements have increased our current annual solar-pond-based SOP production capacity from our nameplate capacity of 250,000 tons per year to up to 320,000 tons beginning in 2014.
In addition, we have identified opportunities to further expand our solar pond-based SOP production capacity.  The expected total cost and incremental capacity increase have yet to be determined.  There can be no assurance that our SOP production capabilities can or will be increased in the future.
We are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which requires both leases and permits from governmental authorities.  The permitting process is lengthy and complicated.  We have held permits and leases to operate on approximately 48,000 acres for many years.  We are currently seeking to acquire permits to operate on an additional 51,000 acres on which we have leases.  Certain organizations have challenged the process for granting leases for this expansion project. The final scope of this phase of any expansion will be determined following the U.S. Army Corps of Engineers’ comprehensive permitting process and our detailed engineering analysis.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year, however we may initiate some work in areas that are not subject to the permits we are seeking.  There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product.  If we are unable to obtain all or a portion of the required permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2013, total capital expenditures related to this project were $7.0 million.
In January 2011, we acquired Big Quill Resources, Inc., Canada’s leading SOP producer, which added approximately 40,000 tons to our SOP capacity.  The facility is located on the south shore of Big Quill Lake near Wynyard, Saskatchewan, Canada.  We combine sulfate with sourced potassium chloride to create SOP through ion exchange and glaserite processes.  This product is high-purity and in addition to crop nutrient applications is often used in specialty, non-agricultural applications.
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities.

Products and Sales - Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. International SOP sales volumes in 2013 were 12% of our annual SOP sales.  In 2013, we increased our focus on our core domestic market which recognizes the value of SOP and is closer to our production facilities which further benefits our net selling price.  See Note 14 to our Consolidated Financial Statements. We have an experienced sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.
The table below shows our domestic and foreign shipments of SOP:

			Year Ended December 31,
	2013		2012		2011
(thousands of tons)	Tons	%	Tons	%	Tons	%
U.S.	277	88	272	74	241	70
Foreign(a)	38	12	95	26	103	30
Total	315	100	367	100	344	100

(a)	Foreign sales include product sold to foreign customers at U.S. ports.

Competition - Approximately 64% of the world SOP capacity is located in East Asia, 23% in Western Europe, 4% in North America and the remaining 9% in other countries. The world capacity of SOP totals about 11 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile and Belgium. In addition, there is also functional competition between SOP and other forms of potassium crop nutrients. For exports into Asia, the Pacific Rim countries and Latin America, we compete on a global level with a variety of other producers.  See Item 1A, “Risk Factors – Competition in our

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potassium nutrient products, can also impact the price of and demand for our products.”

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

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: “American Stockman®,”  “Chlori-Mag®,” “DeepStore®,” “DustGuard®,” “FreezGard®,” “Ice-A-Way®,” “K-Life®,” “Nature’s Own®,” “Organic K+®,” “ProSoft®,” “Safe Step®,” “Sifto®,” “Sure Soft®,” “Sure-Paws®,” and “Thawrox®”.  No single patent, trademark or trade name is material to our business as a whole.
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

EMPLOYEES

As of December 31, 2013, we had 1,855 employees, of which 914 are employed in the U.S., 759 in Canada and 182 in the U.K. Approximately 30% of our U.S. workforce and approximately 50% of our global workforce is represented by labor unions. Of our 11 collective bargaining agreements, three will expire in 2014, three will expire in 2015, three will expire in 2016 and two will expire in 2017.  Approximately 10% of our workforce is employed in Europe where trade union membership is common. We consider our overall labor relations to be satisfactory.  See Item 1A, “Risk Factors – If we cannot successfully negotiate new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.”

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

PROPERTIES

We have leases for packaging and other facilities, which are not individually material to our business.  The table below sets forth our principal properties:

		Land and Related Surface Rights		Mineral Reserves
Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060	Leased	2060
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(1)
Wynyard, Saskatchewan, Canada	SOP production facility	Owned(2)	N/A	Leased	N/A
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(3)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(3)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2016/2030(4)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2025/2028(5)	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2020	N/A	N/A

(1)	The Ogden lease renews on an annual basis.
(2)	The Wynyard location also has leases expiring in 2016 for two parcels of land.
(3)	Subject to our right of renewal through 2043.
(4)	Consists of two leases expiring in 2016 and 2030 subject to our right of renewal through 2037 and 2051, respectively.
(5)	Consists of two leases expiring in 2025 and 2028.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

The following map shows the locations of our principal mineral extraction, packaging and document storage operating facilities as of December 31, 2013:

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
We have expended, and anticipate that we will continue to expend, financial and managerial resources to comply with EHS laws and regulations, as well as Company EHS standards. We estimate that our 2014 EHS capital expenditures will total approximately $8.7 million. We expect that our estimated expenditures in 2014 for reclamation activities will be approximately $0.1 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2014 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it is probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2013, we had recorded environmental accruals of $1.5 million.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
The Canadian government has conducted past assessments for road salts to evaluate potential adverse effects to the environment. These assessments did not result in regulation of road salts. However, the assessments did result in the publication of a Code of Practice to serve as voluntary guidelines for users of road salts. On a provincial level, Ontario has developed a province-wide road salts management strategy. We believe the national Code of Practice and the provincial management strategy have been effective in eliminating or minimizing the potential adverse effects of road salts to the environment. We do not believe that these activities have had or will have a material direct effect on us, but further development of codes of practice, road salts management strategies, or regulation of road salts could lead to changes in the application or amount of road salts used in Canada, particularly in Ontario. We are not aware of any similar considerations governing road salts in either the U.S. or the U.K, though we cannot guarantee that such considerations will not arise.

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002.  DATCP directed us to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant.  We have completed such investigations of the soils and ground water and have provided the findings to DATCP. We are presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site.  All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. We may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if we do not receive an acknowledgement of no further action and are required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
Our salt mines located in Cote Blanche, Louisiana, and Goderich, Ontario, Canada, constitute approximately 75% of our total salt production capacity.  These underground salt mines supply substantially all of the salt product necessary to support almost all of our North American highway deicing product line and significant portions of our consumer and industrial salt products.  Although sales of our deicing products and profitability of the salt segment can vary from year to year partially due to weather variations in our markets, over the last three years sales of our highway deicing products have averaged approximately 45% of our consolidated sales.  An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations and cash flows.
In August 2011, a tornado struck our salt mine and our salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  We expect to be fully reimbursed by our insurers for the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred.  We also have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations and we believe the impact of lost production and additional expenses incurred related to the tornado will be substantially covered by our insurance policies.  However, we can make no assurance that we will be fully or even substantially reimbursed for these losses.  In addition, the period in which the insurance recoveries

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

will be recognized in the consolidated financial statements will not correspond to the period in which the losses have been recognized, and accordingly our margins in any one period will be significantly impacted.  As of December 31, 2013, we had collected $86.3 million of advances related to our Goderich tornado claims, which includes approximately $26.8 million that have offset asset impairment charges and clean-up and restoration costs recognized in our consolidated statements of operations.
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
We are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which requires both leases and permits from governmental authorities.  The permitting process is lengthy and complicated.  We have held permits and leases to operate on approximately 48,000 acres for many years.  We are currently seeking to acquire permits to operate on an additional 51,000 acres on which we have leases.  Certain organizations have challenged the process for granting leases for this expansion project. The final scope of this phase of any expansion will be determined following the U.S. Army Corps of Engineers’ comprehensive permitting process and our detailed engineering analysis.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year, however we may initiate some work in areas that are not subject to the permits we are seeking.  There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product.  If we are unable to obtain all or a portion of the required permits, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2013, total capital expenditures related to this project were $7.0 million.
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
We continue to evaluate plans to expand our SOP processing plant at our Great Salt Lake facility which would require us to make significant capital expenditures over the next several years.  Capital expenditures required for projects we have undertaken may increase due to factors beyond our control.  Although we currently finance most of our capital expenditures through cash provided by operations, we may depend on the availability of credit to fund future capital expenditures.  We could have difficulty finding or obtaining the financing required to fund our capital expenditures, which could limit our expansion ability or increase our debt service requirements, which could have a material adverse effect on our cash flows and profitability.
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
Significant capital expenditures are required to maintain our existing facilities and the amount of capital expenditures to

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

maintain these facilities can fluctuate significantly when a large replacement or other need is required to maintain operations.  These activities may require the temporary suspension of production at portions of our facilities, which could adversely affect our cash flows and profitability.  For our solar pond operations, we may need to obtain regulatory approvals to complete these maintenance activities and there can be no assurance that such approvals will be received.  If these approvals are not received, the impact on our operations may be material.  See Item 1A, “Risk Factors – “Our operations are dependent on our rights and ability to mine our property and having renewed or received the required permits and approvals from third parties and governmental authorities.”

New technology may reduce the demand for our products or result in new or less costly methods of competitors producing products. Either of which could adversely affect our operating results.
The demand for our products may be adversely affected by advances in technology or development of competing products.  More efficient application methods for salt and fertilizer may reduce demand.  These new application methods as well as any future technological advances may have an adverse effect on our business, financial condition, results of operations and cash flows.  Methods of producing sodium chloride, magnesium chloride and SOP in large quantities have historically been characterized by slow pace of technological advances for existing competitors or potential new entrants.  New methods or alternative sources developed to produce sodium chloride, magnesium chloride, SOP or competing products could increase competition and impact the demand for our products, thereby impacting our profitability.

The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions, including any effects from climate changes, may have an adverse effect on our results of operations and the price of our common stock.
Our deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. On average, over the last three years, approximately two-thirds of our deicing product sales occurred during November through March each year when winter weather was most severe. Winter weather events are not predictable outside of a relatively short time frame either locally or on a broader scale, yet we must stand ready to deliver deicing products to local communities with little advance notice under the requirements of our highway deicing contracts.  As a result, we attempt to stockpile sufficient supplies of highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season.
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
Additionally, our ability to harvest minerals could be negatively impacted by any prolonged change in weather patterns, including any effects from climate change, leading to changes in mountain snowfall fresh water run-off that significantly impact lake levels or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake.  A cooler and/or wet evaporation season could also impact the harvest of minerals at the Great Salt Lake and result in an increase in our per-unit production costs.  Similar factors can negatively impact the concentration of sulfates at the Big Quill Lake, thereby impacting the production at our Big Quill Lake facility and the resulting per-unit production costs.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
Energy costs, primarily natural gas and electricity, represented approximately 10% of our total production costs in 2013. Natural gas is a primary fuel source used in the evaporated salt-production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures forward swap contracts. We have not entered into any contracts beyond three years for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. In addition, potential climate change regulations or other carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us, in whole or in part.  A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 1A, “Risk Factors – Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.”
We use KCl as a raw material feedstock in our SOP production process at our Big Quill Lake facility and it also may be used to supplement our solar harvest at our Great Salt Lake facility. We also use KCl as an additive to some of our consumer deicing products and to sell for water conditioning applications.  KCl for our Big Quill Lake facility is purchased at prices that have been substantially below market pricing under a long-term supply agreement.  We purchased and consumed high-cost potassium mineral feedstock for SOP production in 2012 and 2013 and may supplement our pond-based SOP production when it is economically feasible to do so.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications.  Large positive or negative price fluctuations can occur without a corresponding change in sales price to our customers.  This could change the profitability of these products, which could materially affect our results of operations and cash flows.  This could reduce the amount of blended deicing and water conditioning products we produce, which could adversely affect our results of operations and cash flows.
We have contracts to purchase finished salt from three suppliers in North America.  All of these contracts have a minimum purchasing commitment.  One of those contracts was scheduled to expire in 2013 but has been extended through the first half of 2014 at a higher cost when compared to the prior contract.  In addition, the supplier has announced its intention to sell the facility that currently produces the finished salt under the contract.  Under this contract, we purchased approximately 10% of our consumer and industrial product tons sold in 2013.  We are currently exploring a range of alternatives to service our customers.  However, there can be no assurance that we will be able to successfully service our customers at the same or similar cost.  If we are unsuccessful in finding alternative sources, our operating earnings and our cash flows would be negatively impacted.

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

Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, with regard to our specialty fertilizer product, economic conditions in the agriculture sector, and supply and demand imbalances for competing potassium nutrient products, can also impact the price of or demand for our products.
We encounter competition in all areas of our business. Some of our competitors are privately-held companies and therefore information about these companies may be difficult to obtain, which may hinder us competitively.  Competition in our product lines is based on a number of considerations, including product quality and performance, transportation costs (especially in salt

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

distribution), brand reputation, price, and quality of customer service and support. Many of our customers attempt to reduce the number of vendors from which they purchase in order to increase their efficiency.  Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust the prices of some of our products to stay competitive.  Additionally, a portion of our specialty fertilizer business is dependent upon international sales, which accounted for approximately 12% of SOP sales volumes in 2013.  We face intense global competition from other SOP and potash producers, and new competitors may enter the markets in which we sell at any time.  We may face more competition in periods in which the foreign currency exchange rates versus the dollar are favorable for our competitors. Changes in potash competitors’ production or marketing focus could have a material impact on our business.  Some of our competitors may have greater financial and other resources than we do.
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
Labor costs, including benefits, represented approximately 30% of our total production costs in 2013.  As of December 31, 2013, we had 1,855 employees, of which 914 are employed in the U.S., 759 in Canada and 182 in the U.K. Approximately 30% of our U.S. workforce and 50% of our global workforce is represented by labor unions. Of our 11 collective bargaining agreements, three will expire in 2014, three will expire in 2015, three will expire in 2016 and two will expire in 2017.
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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K.  This product line represented approximately 51% of our annual sales in 2013.  We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents.  Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.
In 2010, the U.S. government enacted comprehensive health care reform legislation.  While this legislation has not materially impacted us to date, we routinely monitor all legislation and may be required to make changes to our healthcare programs in the future.

The Canadian government’s past proposal to regulate the use of road salt, if revived or further developed, could have a material adverse effect on our business, including reduced sales and the incurrence of substantial costs and expenditures.
The Canadian government has conducted past assessments for road salts to evaluate potential adverse effects to the environment. These assessments did not result in regulation of road salts. However, the assessments did result in the publication of a Code of Practice to serve as voluntary guidelines for users of road salts. On a provincial level, Ontario has developed a province-wide road salts management strategy. We believe the national Code of Practice and the provincial management strategy have been effective in eliminating or minimizing the potential adverse effects of road salts to the environment. We do not believe that these activities have had or will have a material direct effect on us, but further development of codes of practice, road salts management strategies, or regulation of road salts could lead to changes in the application or amount of road salts used in Canada, particularly in Ontario. We are not aware of any similar considerations governing road salts in either the U.S. or the U.K, though we cannot guarantee that such considerations will not arise.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
Since we produce and sell our products primarily in the U.S., Canada and the U.K., our business is subject to risks associated with doing business internationally. Our sales outside the U.S., as a percentage of our total sales, were 31% for the year ended December 31, 2013. Accordingly, our future results could be adversely affected by a variety of factors, including:

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
As of December 31, 2013, Compass Minerals had $478.6 million of outstanding indebtedness, consisting of $98.4 million of senior notes (“8% Senior Notes”) and approximately $380.2 million of borrowings under a senior secured term loan.  Our indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	it may materially and adversely affect our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to CMI for payment on our 8% Senior Notes or to pay dividends on our capital stock. Accordingly, CMI’s ability to make payments on our 8% Senior Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries to CMI, and our compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders and the amount of our stock we can repurchase.  We cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the 8% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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
If we default under our senior secured credit facilities, the lenders could require immediate payment of the entire principal amount.  A default includes nonpayment of principal, interest, fees or other amounts when due; a change of control; default under agreements governing our other indebtedness in which the principal amount exceeds $30,000,000; material judgments in excess of $30,000,000; failure to provide timely audited financial statements; or inaccuracy of representations and warranties. Any default under our senior secured credit facilities or agreements governing our other indebtedness could lead to an acceleration of principal payments under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under our senior secured credit facilities would require immediate repayment, we would need to obtain new borrowings to be able to repay them immediately, or we could not repay our other indebtedness, which may also become immediately due. We may be able to obtain new borrowings to finance these accelerated payment requirements, however there can be no assurance that such borrowings could be obtained at terms which are acceptable to us.  Our ability to comply with these covenants and restrictions contained in our senior secured credit facilities and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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

Our tax liabilities are based on existing tax laws in our relevant tax jurisdictions and include estimates.  Changes in tax laws or estimates, including the impact of tax audits, could adversely impact our profitability, cash flow and liquidity.
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
Canadian provincial tax authorities have challenged tax positions claimed by one of our Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately $75 million, including interest through December 2013.  We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that we will post collateral in the form of a $33 million performance bond (including approximately $7 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  We have paid approximately $26 million with the remaining balance to be paid after 2013 (including $4 million in 2014).  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In addition, Canadian federal and provincial taxing authorities have reassessed us for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the agreement which provided the basis upon which our returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through December 31, 2013, related to this matter totals approximately $102 million.  We have agreed to post collateral in the form of approximately a $22 million performance bond and made cash payments of approximately $2 million during 2013.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $43 million necessary to proceed with future appeals or litigation.
While these matters involve an element of uncertainty, management expects that their ultimate outcome will not have a material impact on our results of operations or financial position.  However, we can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in our favor.
We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by values charged on the transfer of our products between them.  We calculate values charged on transfer based on guidelines established by a multi-national organization which publishes accepted tax guidelines recognized in the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary profits and cash flows are recorded, including estimates involving income taxes.  Such calculations, however, involve significant judgment and estimates by the Company’s management.  Some of our calculations have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations and estimates are proper and consistent with the accepted guidelines the values constitute estimates for which there can be no guarantee that the final resolution with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statement estimates.  Additionally, the timing for settling these challenges may not occur for many years.  It is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access in all jurisdictions to consolidated cash on hand or future cash flows from operations and our ability to pay dividends.

Increases in costs of our defined benefit plan may reduce our profitability and cash flows.
We have a defined benefit pension plan for certain of our U.K. employees. This plan was closed to new participants in 1992 and future benefits ceased to accrue for the remaining active employee participants in the plan beginning in December 2008.  We may experience significant increases in costs as a result of economic factors, which are beyond our control.  Changes in

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

assumptions used to calculate pension expense, the funded or underfunded balance in the plan, and any future buyouts or amendments to the plan may have an unfavorable impact on our costs and increase future funding contributions.

If our computer systems and information technology are compromised, our ability to conduct our business will be adversely impacted.
We rely on computer systems and information technology to conduct our business, including cash management, order entry, vendor payments, employee salaries and recordkeeping, inventory and asset management, shipping of products, and communication with employees and customers   We also use our systems to analyze and communicate our operating results and other data to internal and external recipients.  While we have taken steps to ensure the security of our information technology systems, we may be susceptible to computer viruses and other technological disruptions.  A material failure or interruption of access to our computer systems for an extended period of time could adversely affect our operations and regulatory compliance.  While we have mitigation and data recovery plans in place, it is possible that significant capital investment and time may be required to correct any of these issues.  The additional capital investment needed to prevent or correct any of these issues may negatively impact our business and cash flows.

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
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit regular annual dividends to $80 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.50x (actual ratio of 1.8x as of December 31, 2013) or if a default or event of default has occurred and is continuing under the credit facilities. The terms of our indenture may also restrict us from paying cash dividends on our common stock. The payment of a cash dividend on our common stock is considered a restricted payment under our indenture and we are restricted from paying any cash dividend in excess of $60 million on our common stock unless we satisfy minimum requirements with respect to our cumulative consolidated net income (plus any additional cash proceeds received upon the issuance of our common stock). We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

Shares eligible for future sale may adversely affect our common stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, as of December 31, 2013, of which 33,476,897 shares of common stock were outstanding and 574,057 shares were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units and vesting of restricted stock and performance stock units.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Our equity incentive could have a dilutive effect on our common stock.
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
In December 2009, a surface salt storage dome which was under construction collapsed at the Company’s mine in Goderich, Ontario. The Company is involved in construction litigation and other contract claims relating to the dome’s collapse.  Claims asserted against the Company total approximately $13 million.  The Company has also counterclaimed for damages.

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2013 and as of the date of the filing of this report.

Name	Age	Position

Steven N. Berger	48	Senior Vice President, Corporate Services

Keith E. Espelien	54	Senior Vice President, Specialty Fertilizer

David J. Goadby	59	Senior Vice President, Strategy

Jack C. Leunig	60	Senior Vice President, Operations

Francis J. Malecha	49	President, Chief Executive Officer and Director

Robert D. Miller	56	Senior Vice President, Salt

Rodney L. Underdown	47	Chief Financial Officer and Secretary and Vice President – Compass Minerals U.K.

Steven N. Berger joined CMP as Vice President, Human Resources in March 2013 and was appointed Senior Vice President, Corporate Services in June 2013.  From 2008 and until joining CMP, Mr. Berger was employed at Viterra, Inc., most recently as Senior Vice President, Corporate Services.  Prior to that, he worked as a Senior Executive at Accenture and a Principal at A.T. Kearney.

Keith E. Espelien was named Senior Vice President, Specialty Fertilizer in June 2013.  Mr. Espelien returned to Compass Minerals in 2011 as Vice President of Consumer and Industrial Manufacturing in the Salt Division, having previously served the company from 1992 to 2000 in sales, manufacturing and quality roles. From 2000 to 2011, Mr. Espelien was a Vice President of Operations and Vice President of Development and Technology for Mississippi Lime Company in St. Louis, Mo.

David J. Goadby was named Vice President – Strategic Development for CMP in October 2006 and was named Senior Vice President, Strategy in June 2013.  Prior to this position, he served as Vice President of CMP since August 2004, Vice President of CMI since February 2002 and as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since April 1994, under the management of Harris Chemical Group.

Jack C. Leunig was named Senior Vice President, Operations in June 2013. Mr. Leunig joined Compass Minerals in 2008 as Vice President of Manufacturing and Engineering. Prior to joining Compass Minerals, he was with Johns Manville, most recently as Vice President of Operations for the firm's Building Products Division. Prior to joining Johns Manville in 2004, Mr. Leunig held manufacturing and supply chain leadership roles with Great Lakes Chemical, Allied-Signal/Honeywell International and General Electric.

Francis J. Malecha joined CMP as President and Chief Executive Officer in January 2013.  Prior to joining CMP, Mr. Malecha served from 2007 to 2012 as Chief Operating Officer – Grain at Viterra, Inc.  He was employed with Viterra, Inc. beginning in 2000, holding positions in operations and merchandising management.  From 1986 to 2000, Mr. Malecha held increasingly responsible positions in financial management and merchandising at General Mills, Inc.

Robert D. Miller joined CMP as Senior Vice President, Salt in November 2013.  Prior to joining CMP, he served as U.S. Country Manager for Glencore, a Switzerland-based commodity trading and mining company from April 2013 until November 2013. Mr. Miller was Senior Vice President for Viterra, responsible for the North American Grain Division from June 2007 until April 2013.  He has also held leadership positions with General Mills and Yakima Chief.

Rodney L. Underdown was appointed Chief Financial Officer of CMP in December 2002, and has served as CMP’s Secretary since August 2005. In July 2011, Mr. Underdown was also appointed to Vice President – Compass Minerals U.K. division. Mr. Underdown served as Treasurer from May 2006 to July 2011.  Prior to November 2001, Mr. Underdown was a Vice President of Finance for the Salt Division of CMP’s former parent company from June 1998.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2013 and 2012:

	First	Second	Third	Fourth
2013
Low	$71.71	$76.86	$71.96	$71.09
High	78.90	89.72	91.64	81.37
2012
Low	$68.38	$68.84	$70.82	$74.20
High	76.31	77.53	77.81	80.65

HOLDERS

On February 18, 2014, the number of holders of record of our common stock was 68.

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
The Company paid quarterly dividends totaling $2.18 and $1.98 per share in 2013 and 2012, respectively. On February 7, 2014, our board of directors declared a quarterly cash dividend of $0.60 per share on our outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2013 of $0.545 per share. The dividend will be paid on March 14, 2014 to stockholders of record as of the close of business on February 28, 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2013 concerning our common stock authorized for issuance under our equity compensation plan

Plan category	Number of shares to be issued upon exercise	Weighted-average exercise price of outstanding securities	Number of securities available for issuance under plan
Equity compensation plans approved by stockholders
Stock options	328,364	$72.88
Restricted stock units	95,718	N/A
Performance stock units	55,149
Deferred stock units	62,811	N/A
Total securities under approved plans	542,042		1,784,283
Equity compensation plans not approved by stockholders (a):
Deferred stock units	32,015	N/A	6,963
Total	574,057		1,791,246

(a)	For 2007 and earlier years, common stock issued to directors as compensation was allocated under the 2004 Directors Deferred Share Plan, which is no longer active. In 2008, we began issuing director compensation shares under the Incentive Award Plan.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2013		2012		2011		2010		2009

Statement of Operations Data:
Sales	$1,129.6		$941.9		$1,105.7		$1,068.9		$963.1
Shipping and handling cost	301.7		238.1		293.8		268.6		249.3
Product cost (a)	471.5		414.7		440.6		436.7		319.2
Depreciation, depletion and amortization (b)	73.0		64.5		64.7		52.0		43.7
Selling, general and administrative expenses	100.4		93.9		94.5		88.4		83.9
Operating earnings (c)	185.6		133.2		215.3		226.5		270.2
Interest expense	17.9		18.2		21.0		22.7		25.8
Net earnings from continuing operations (c)	130.8		88.9		149.0		150.6		163.9
Net earnings available for common stock (c)	129.8		87.8		146.7		147.9		160.5
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,403		33,109		32,906		32,747		32,574
Diluted	33,420		33,135		32,934		32,763		32,596
Net earnings from continuing operations per share:
Basic	$3.89		$2.65		$4.46		$4.52		$4.93
Diluted	3.88		2.65		4.45		4.51		4.92
Cash dividends declared per share	2.18		1.98		1.80		1.56		1.42
Balance Sheet Data (at year end):
Total cash and cash equivalents	$159.6		$100.1		$130.3		$91.1		$13.5
Total assets	1,404.8		1,300.6		1,205.5		1,114.3		1,003.8
Total debt	478.6		482.3		482.7		486.7		490.7
Other Financial Data:
Ratio of earnings to fixed charges (d)	9.22	x	5.95	x	8.86	x	8.21	x	9.08	x

(a)	“Product cost” is presented exclusive of depreciation, depletion and amortization.
(b)	Depreciation, depletion and amortization include amounts also included in selling, general and administrative expenses.
(c)
In 2012 and 2011, our operating earnings and net earnings were impacted by the effects of a tornado in Goderich, Ontario that occurred in August 2011. In the fourth quarter of 2013, the Company recognized a gain of $9 million ($5.7 million, net of taxes) from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at its solar evaporation ponds in 2010 and a charge of $4.7 million ($2.8 million, net of taxes) from a ruling against the Company related to a labor matter.

(d)	For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense, including the amortization of deferred debt issuance costs and the interest component of our operating rents.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2013, we operated 12 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario Canada and the largest rock salt mine in the U.K. in Winsford, Cheshire.  In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with two other locations in London, U.K., which provide services to businesses throughout the U.K.  Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America.  Our salt business sells sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, and agricultural and industrial applications.  In addition, we are North America’s leading producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf.

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
The severity of the winter seasons in the markets we serve has varied considerably over the last three years.  We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data.  In 2011, winter weather was near average in the first quarter and was significantly milder than average in the fourth quarter.  In 2012, winter weather was significantly milder than average in both the first and fourth quarters.  In 2013, the frequency of winter weather events was near average in the first quarter and was more severe than average in the fourth quarter in our served markets.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit and cash flows, but it also impacts our inventory levels, which influences production volume, the resulting cost per ton, and ultimately our profit margins.
In August 2011, a tornado in Goderich, Ontario, struck our salt mine and our salt mechanical evaporation plant.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  We resumed production and shipping activities, on a reduced basis, at the Goderich mine in September 2011 and regained full hoisting capability in April 2012. Repairs and reconstruction activities to fully restore the damaged surface structures and long-lived operating assets were substantially completed in 2013.  The evaporation plant resumed limited activities in September 2011 and reached full capability by the end of the first quarter of 2012.  We expect to be reimbursed by our insurers for substantially all of the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred. Since the tornado occurred, we have received insurance advances totaling $86.3 million, including $23.8 million, $37.5 million and $25.0 million in 2013, 2012 and 2011, respectively.  We recorded approximately $1.2 million, $11.1 million and $14.5 million in 2013, 2012 and 2011, respectively, of these insurance advances received as a reduction to salt product costs in the consolidated statements of operations to offset recognized impairment charges and site clean-up and restoration costs.  We have approximately $56.5 million of deferred revenue recorded as of December 31, 2013 in our consolidated balance sheets. The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged and destroyed property, plant and equipment and the related impairment charges.
We also will have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  We estimate that the effects from the tornado were immaterial in 2013 and were approximately $21 million and $16 million in 2012 and 2011, respectively.  The Company has estimated total losses of approximately $37 million resulting from the effects of the tornado. We believe our losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by our insurance policies as business interruption losses.  However, the amount of actual business interruption recoveries may differ materially from our current and future estimates.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.  We also incurred significant amounts of capital expenditures during 2013 and 2012 to replace and, in some instances, improve property, plant and equipment damaged or destroyed by the tornado.  Capital expenditures to replace damaged

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

property, plant and equipment have resulted in an increase in depreciation expense.

Specialty Fertilizer Segment
Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf. Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of specialty fertilizer sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  The yields and/or quality of many high-value or chloride-sensitive crops are generally better when SOP is used as a potassium nutrient rather than potassium chloride (“MOP” or “KCl”).
Worldwide consumption of potash has increased in response to growing populations and the need for additional food supplies.  We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yield efficiencies.  In recent years, potash prices, including SOP, have experienced more volatility when compared to prices experienced in previous years.
Our SOP production facility in Ogden, Utah, the largest in North America and one of only three SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two to three-year production cycle. Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds, and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP mineral feedstock available to convert into finished product.  During the summer of 2011, unusual localized rains and cooler weather, especially early in the summer, slowed the summer solar evaporation process at this operation, when compared to more-typical weather, reducing the amount of precipitated minerals over the solar season, which are the raw materials utilized to produce SOP.  The reduced quantity of minerals deposited decreased SOP finished goods production volumes from our solar ponds primarily in 2012, and increased per-unit production costs accordingly.  Due to this lower raw material solar pond harvest, we purchased and consumed high-cost potassium mineral feedstock for SOP production in 2012. The higher per-unit production costs for the inventory produced in 2012 significantly impacted our margins in the first quarter of 2013 when the remaining inventory produced in 2012 was sold.  In the 2012 solar evaporation season, the weather was more typical than during the 2011 season.  Therefore, we achieved a better-than-historical deposit of raw materials from which we produce our finished SOP, and significantly more than the same period of 2011’s solar season.  These raw materials were utilized to produce SOP primarily in 2013.
In 2013, our SOP production facility in Ogden experienced operational issues which impacted the process that converts these raw materials to finished goods.  In addition, the Ogden facility began operating at production volumes which were lower than the anticipated design capacities of the expansion.  We expect the current solar pond-based effective capacity to be up to 320,000 tons annually for the Ogden facility beginning in 2014. We have focused our sales efforts domestically in markets which typically yield higher average selling prices and higher margins. In the latter half of 2013, we purchased and consumed KCl feedstock at our Ogden facility for conversion into SOP.  These KCl feedstock purchases helped increase production volumes, yet resulted in increased per-unit costs.  As the spread between market prices for SOP and KCl has increased, the economics of producing SOP partly from KCl has improved.  While these KCl purchases will increase our expected full year product cost and reduce the resulting margin percentages, they also are expected to increase the amount of our gross profit.  Future purchases of KCl will be based upon several factors, including but not limited to, the cost of converting KCl to SOP and SOP market prices.
We acquired Big Quill Resources, Inc., Canada’s leading SOP producer, in January 2011 which has added approximately 40,000 tons to our annual SOP capacity.  The acquisition has broadened and strengthened our specialty fertilizer segment by adding higher-value applications and unique production capabilities.
Customers delayed making SOP fertilizer purchases in the third quarter of 2013 due to uncertainty about future SOP market prices. Demand for our SOP fertilizer was robust in the fourth quarter of 2013.
In the fourth quarter of 2013, we recognized a gain of $9 million in product cost in our consolidated financial statements from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010.

General
We contract bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Increasing oil-based fuel costs contributed to higher per ton shipping and handling costs in the three years following 2009 when compared to previous years.  In 2013, oil prices leveled off and then declined when compared to the prior year, and shipping and handling costs on a per ton basis were lower in both our salt and specialty fertilizer segments.  Future period shipping and handling per-unit costs will continue to be influenced by oil-based fuel costs.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our SOP deicing and water conditioning products, are also significant.  Our production workforce is typically

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

represented by labor unions with multi-year collective bargaining agreements.  In first quarter of 2011, we experienced significantly higher per-unit costs due to sales of salt inventory produced in 2010.  We had lower salt production volumes in 2010 at both our Cote Blanche and Goderich mines and certain consumer and industrial salt plants.  However, this trend began to reverse beginning in the second quarter of 2011 as production costs, net of estimated costs related to the tornado, trended lower due to more typical production volumes.  During 2012, this trend again reversed as a mild 2011-2012 winter weather season resulted in lower production needs in 2012.  Lower salt production volumes in 2012 also were a result of a strike by miners at our Goderich, Ontario mine during the third quarter of 2012.  In addition, we incurred additional costs and other losses associated with the Goderich tornado through 2012 when the remaining tornado-impacted finished goods inventories were sold and other losses and costs associated with the tornado ceased to be incurred.  In the first quarter of 2013, we experienced higher per-unit costs resulting from the salt inventory produced in 2012.  Beginning in the second quarter of 2013, our per-unit production costs were lower as a result of more typical salt production volumes.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  The Company’s SOP production in Saskatchewan, Canada purchases KCl under a long-term supply agreement.  One of the production methods uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.
We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” (adjusted for an average winter weather season) and by improving our asset quality.  We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.  We have completed expansion projects at our Goderich rock salt mine increasing that mine’s annual capability to 9.0 million tons.  Over the past several years, we have invested in our Ogden facility to strengthen solar-pond based SOP production through upgrades to our processing plant and our solar evaporation ponds.  The objectives have included modifying our existing solar evaporation ponds to increase the annual solar harvest and increasing the extraction yield and processing capacity of our SOP plant. These improvements have increased our current annual solar-pond-based SOP production capacity from our nameplate capacity of 250,000 tons per year to up to 320,000 tons beginning in 2014.

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from our salt and specialty fertilizer segments for the years ended December 31, 2013, 2012 and 2011.  The results of operations of the consolidated records management business and other incidental revenues include sales of $10.5 million, $12.3 million, and $10.8 million for 2013, 2012 and 2011, respectively.  These revenues are not material to our consolidated financial results and are not included in the following table.  The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and the Notes thereto included in this annual report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011
Salt Sales (in millions)
Salt sales	$920.5	$703.4	$885.3
Less: salt shipping and handling	280.7	211.9	268.5
Salt product sales	$639.8	$491.5	$616.8

Salt Sales Volumes (thousands of tons)
Highway deicing	10,944	7,530	10,235
Consumer and industrial	2,321	2,095	2,285
Total tons sold	13,265	9,625	12,520

Average Salt Sales Price (per ton)
Highway deicing	$53.19	$53.11	$52.30
Consumer and industrial	145.78	144.87	153.12
Combined	69.39	73.08	70.71

Specialty fertilizer ("SOP") sales (in millions)
SOP sales	$198.6	$226.2	$209.6
Less: SOP shipping and handling	21.0	26.2	25.3
SOP product sales	$177.6	$200.0	$184.3

SOP Sales Volumes (thousands of tons)	315	367	344
SOP Average Price (per ton)	$630	$616	$610

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Sales
Sales for the year ended December 31, 2013 of $1,129.6 million increased $187.7 million, or 20% compared to $941.9 million for the year ended December 31, 2012.  Sales primarily include revenues from the sale of our products, or “product sales,” and the impact on pricing of shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers.  Shipping and handling costs for salt and specialty fertilizer products were $301.7 million during the year ended December 31, 2013, an increase of $63.6 million, or 27% compared to $238.1 million for the year ended December 31, 2012. The increase in shipping and handling costs was primarily due to a 38% increase in salt sales volumes in 2013 when compared to 2012, which was partially offset by lower specialty fertilizer sales volumes and lower per-unit shipping and handling costs in 2013.
Product sales for salt and specialty fertilizer for the year ended December 31, 2013 of $817.4 million increased $125.9 million, or 18% compared to $691.5 million for 2012.  Salt product sales for the year ended December 31, 2013 of $639.8 million increased $148.3 million, or 30% compared to $491.5 million in 2012 while specialty fertilizer product sales of $177.6 million decreased $22.4 million, or 11% compared to $200.0 million in 2012.
The increase in salt product sales of $148.3 million was due to higher salt sales volumes, which contributed approximately $173 million to the increase in salt product sales and was partially offset by a decline in combined salt average selling prices due to changes in product mix as a higher proportion of our sales related to deicing products which have a lower average selling price.  Salt sales volumes in 2013 increased by approximately 3,640,000 tons or 38% from 2012 levels due to higher highway sales of rock salt and specialty deicing products and higher consumer and industrial volumes principally from packaged deicing products which was partially offset by lower sales volumes to our chemical customers.  The increase in volumes was due to the near average winter weather experienced in the first quarter of 2013 and more severe winter weather in fourth quarter of 2013 when compared to the significantly milder than average winter weather experienced in both the first and fourth quarters of 2012 in the markets we serve.
The decrease in specialty fertilizer product sales of $22.4 million was due primarily to a decrease in specialty fertilizer sales volumes from 367,000 tons in 2012 to 315,000 tons in 2013, a decrease of 52,000 tons, or 14%.   The decline in sales volumes comprised substantially all of the decrease in specialty fertilizer product sales.  Our average market price increased slightly from $616 per ton in 2012 to $630 in 2013 as we have focused our sales efforts principally in those domestic markets which yield higher average selling prices and higher margins.

Gross Profit
Gross profit for the year ended December 31, 2013 of $286.0 million increased $58.9 million, or 26% compared to $227.1 million for 2012.  As a percent of sales, gross profit increased 1% from 24% in 2012 to 25% in 2013.  The gross profit for the salt segment contributed approximately $60 million to the increase in gross profit due to higher salt deicing volumes, which were partially offset by the impact of lower combined salt average selling prices in 2013 due to product mix and a charge of $4.7 million recorded in the fourth quarter of 2013 resulting from a ruling related to a labor matter.  In 2013, salt gross profit was favorably impacted by higher salt production volumes which contributed to lower per-unit costs of salt produced in 2013.  The increase in salt gross profit was partially offset by higher per-unit costs due to sales in 2013 of salt inventory produced in 2012 resulting from lower production volumes in 2012 relating to the significantly milder than normal 2012 winter season and the strike by miners at our Goderich, Ontario, mine in the third quarter of 2012.  We estimate that the effects from the tornado were immaterial in 2013 and unfavorably impacted 2012 by approximately $21 million.  Any insurance recoveries related to business interruption and any gains related to recoveries for the replacement of damaged and destroyed property, plant and equipment will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  We recorded $1.2 million and $11.1 million of asset impairment charges and clean-up and restoration costs in 2013 and 2012, respectively, which were offset by $1.2 million and $11.1 million of expected insurance recoveries in the same respective periods.  Specialty fertilizer segment gross profit in 2013 was essentially flat with 2012. Specialty fertilizer segment gross profit was unfavorably impacted by lower specialty fertilizer sales volumes when compared to 2012.  The decrease in specialty fertilizer gross profit from lower sales volumes was offset by increases in our average specialty fertilizer selling price and a gain of $9 million recorded in the fourth quarter of 2013 from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010.  Both 2013 and 2012 were unfavorably impacted by higher than historical per-unit production costs. During 2012 and early in 2013, we purchased and consumed mineral feedstock to supplement production, which increased our average per-unit production costs in both periods.  During 2012, production volumes from lower-cost solar ponds were reduced principally as a result of localized rains and cooler weather which our Ogden facility experienced in the summer of 2011.  In 2013, our SOP production facility in Ogden experienced operational issues which impacted the process that converts these raw materials to finished goods leading to lower production volumes resulting in higher than planned per-unit costs.  We also purchased and consumed KCl in the latter half of 2013 which increased our per-unit production costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2013 of $100.4 million increased $6.5 million or 7% compared to $93.9 million in 2012, and decreased to 8.9% from 10.0% as a percentage of sales. The increase in expense

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

is partially due to higher compensation costs which include a restructuring charge of approximately $1.7 million related to a reorganization of our management during the second quarter of 2013 and a greater reduction in variable compensation expenses in 2012 when compared to 2013, which was partially offset by transition costs of approximately $3.3 million related to the retirement of our Chief Executive Officer in 2012.  In addition, we incurred modestly higher professional services expense in 2013 and an increase in segment selling costs related to higher sales volumes in 2013 when compared to 2012.

Other (Income) Expense, Net
Other income was $6.4 million for the year ended December 31, 2013 and compared to other expense of $3.7 million for the year ended December 31, 2012.  Net foreign exchange gains were $4.9 million in 2013 when compared to foreign exchange losses of $2.5 million in 2012.   In addition, the second quarter of 2012 included a $2.8 million charge related to the refinancing of our term loans in May 2012, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.

Income Tax Expense
Income tax expense for the year ended December 31, 2013 of $43.3 million increased $20.9 million compared to $22.4 million in 2012.  The income tax expense increase in 2013 when compared to 2012 was primarily due to higher pre-tax income in 2013.  In addition, we settled an income tax audit which resulted in a $3.0 million reduction to income tax expense in the second quarter of 2012.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal benefit), foreign income, mining and withholding taxes (net of U.S. deductions) and interest expense recognition differences for tax and financial reporting purposes.

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
The increase in specialty fertilizer product sales of $15.7 million was due primarily to an increase in specialty fertilizer sales volumes from 344,000 tons in 2011 to 367,000 tons in 2012, an increase of 23,000 tons, or 7%, and an increase in our average sales price to $616 per ton in 2012 compared to $610 per ton in 2011.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

profit decreased by approximately $18 million in 2012 principally due to higher per-unit production costs resulting from unusual localized rains and cooler weather experienced in the summer of 2011 at our Ogden facility.  This reduced our solar pond-based SOP production volumes which increased per-unit production costs. To better serve the markets in which we compete, we also purchased higher cost mineral feedstock for production in 2012, thereby increasing our costs.

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

Liquidity and Capital Resources

Overview
Over the last several years, we have made significant investments in order to strengthen our operational capabilities.  We completed an expansion program at the Goderich mine, which increased our annual available salt production capability at the mine to 9.0 million tons, which we expect to be available to be produced in the future as market conditions warrant by purchasing additional mining equipment and adding additional production man-hours. Over the past several years, we have invested in our Ogden facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds.  The objectives have included modifying our existing solar evaporation ponds to increase the annual solar harvest and increasing the extraction yield and processing capacity of our SOP plant. These improvements have increased our current annual solar-pond-based SOP production capacity to up to 320,000 tons beginning in 2014.  In addition, we have identified opportunities to further expand our solar pond-based SOP production capacity.  The expected total cost and incremental capacity increase have yet to be determined.  There can be no assurance that our SOP production capabilities can or will be increased in the future.
In 2011 we acquired Big Quill Resources, Inc., Canada’s leading SOP producer, for $58.1 million, which added approximately 40,000 tons to our annual SOP capacity.  In 2012, we acquired the mining rights to approximately 100 million tons of salt reserves in the Chilean Atacama Desert for approximately $6.5 million.  The project will require significant infrastructure development to establish extraction capabilities.  Once production begins, we will be required to pay the seller royalties on any tons produced.
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of December 31, 2013, we cannot assure you that we will remain in compliance with these ratios, nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% Senior Notes, when due in June 2019.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.
As discussed in Note 9 to our Consolidated Financial Statements, in 2012 we amended and restated our senior secured credit facility and refinanced our term loans into a single term loan.  The term loan will mature in May 2017.  In addition, in December 2013 we amended our existing revolving credit facility and extended the maturity date to August 2017.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in property, plant and equipment.  We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of December 31 2013, a substantial amount of our cash and cash equivalents (in the consolidated balance sheets) was either held directly or indirectly by foreign subsidiaries.  Due in large part to the seasonality of our deicing salt business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short term working capital requirements by accessing our $125 million revolving line of credit.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.
In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by the values charged on the transfer of our products between them.  We calculate values charged on transfers based on guidelines established by the multi-national organization which publishes accepted tax guidelines recognized in all of the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary income taxes, profits and cash flows are realized.  Some of our calculated values have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations are proper and consistent with the accepted guidelines, we can make no assurance that the final resolution of these matters with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statements.  Additionally, the timing for settling these challenges may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access to consolidated cash on hand in all jurisdictions, as well as future cash flows from operations.
Canadian provincial tax authorities have challenged tax positions claimed by one of our Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately $75 million, including interest through December 2013.  We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that we will post collateral in the form of a $33 million performance bond (including approximately $7 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  We have paid approximately $26 million with the remaining balance to be paid after 2013 (including approximately $4 million in 2014).  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In addition, Canadian federal and provincial taxing authorities have reassessed us for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the agreement which provided the basis upon which our returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through December 31, 2013, related to this matter totals approximately $102 million.  We have agreed to post collateral in the form of approximately a $22 million performance bond and made cash payments of approximately $2 million during 2013.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $43 million necessary to proceed with future appeals or litigation.  However, we can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in our favor.
In December 2009, a surface salt storage dome which was under construction collapsed at our mine in Goderich, Ontario. We are involved in construction litigation and other contract claims relating to the dome’s collapse.  Claims asserted against us total approximately $13 million. We have also counterclaimed for damages.
While these matters involve an element of uncertainty, management expects that their ultimate outcome will not have a material impact on our results of operations, cash flows or financial position.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

In August 2011, a tornado in Goderich, Ontario, struck our salt mine and our salt mechanical evaporation plant.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  Losses caused by the tornado affected our 2012 and 2011 consolidated financial statements and liquidity as well as our 2013 consolidated financial statements, although less significantly.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  Currently, we believe a final settlement will occur in 2014.  We estimate that the business interruption effects from the tornado were immaterial in 2013 and were approximately $21 million and $16 million in 2012 and 2011, respectively.  We had approximately $15 million, $35 million and $17 million of capital expenditures (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) in the 2013, 2012 and 2011, respectively, due to the tornado.  Business interruption losses and capital expenditures to replace or repair assets reduce cash flows available for other operating needs of our business.  The amount of actual business interruption recoveries may differ materially from our current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity. We received $23.8 million, $37.5 million and $25.0 million of insurance advances in 2013, 2012 and 2011, respectively.  We have also recorded approximately $19.7 million, $26.5 million and $10.4 (including the impact of foreign exchange) as deferred revenue during 2013, 2012 and 2011, respectively, in our consolidated balance sheets.  In total, we have received $86.3 million of insurance advances since the tornado and recorded approximately $56.5 million of deferred revenue in our consolidated balance sheets as of December 31, 2013. Approximately $26.8 million of total insurance advances received has been recorded as a reduction to salt product costs in the consolidated statements of operations in 2013, 2012 and 2011 to offset recognized impairment charges and site clean-up and restoration costs.
In the fourth quarter of 2013, we recognized a gain and received cash totaling $9 million in product cost in our consolidated statements of operations and in operating activities in our consolidated statements of cash flows, respectively, from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010.
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

For the year ended December 31, 2013
Net cash flows provided by operating activities for the year ended December 31, 2013 were $238.3 million, an increase of $86.6 million compared to $151.7 million for the year ended December 31, 2012. Net earnings in 2013 increased from 2012 by $41.9 million.  Additionally, we had a reduction in working capital items of $20.4 million in 2013 compared to an increase of $36.8 million in 2012. These changes to working capital provided a portion of our year over year change to cash flows from operations.  Our working capital changes will vary, among other things, with the severity and timing of the winter weather in our regions.
Net cash flows used by investing activities of $106.1 million for the year ended 2013 resulted from capital expenditures of $122.7 million, which were partially offset by insurance advances related to the Goderich tornado.  Our capital expenditures in 2013 include capital expenditures of approximately $15 million (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) for the replacement of property, plant and equipment damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements.
Financing activities during 2013 used $66.4 million of cash flows, primarily to make $73.1 million of dividend payments and $3.9 million of debt, which was partially offset by proceeds received from stock option exercises of $10.6 million.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our Revolving Credit Facility.  We believe that our current banking syndicate is secure and believe we will have access to our entire Revolving Credit Facility.  We expect that ongoing requirements for debt service and committed or sustaining capital expenditures will primarily be funded from these sources.  Since the tornado in 2011, which damaged and destroyed property plant and equipment at our mine and plant in Goderich, Ontario, we have submitted and continue to submit claims for insurance recoveries.  The amount and timing of any future payments to be received, if any, and settlement are uncertain and there can be no assurance that we will receive any at all or we may be required to refund a portion of the previously received advances.  We have approximately $56.5 million of deferred revenue recorded as of December 31, 2013 in our consolidated balance sheets and has offset a total of approximately $26.8 million of asset impairment charges and clean-up and restoration costs recorded in our statements of operations for 2013, 2012 and 2011 related to the tornado.  During 2014, we expect to settle our insurance claim related to the August 2011 tornado in Goderich.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors – Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flows.”  In June of 2009, we issued senior notes with an aggregate face amount of $100 million due in 2019, which bear interest at a rate of 8% per year payable semi-annually in June and December. As discussed in Note 9 to the Consolidated Financial Statements, at December 31, 2013, we had $478.6 million of outstanding indebtedness consisting of $98.4 million 8% Senior Notes ($100 million at maturity) due 2019 and $380.2 million of borrowings outstanding under our senior secured credit agreement (“Credit Agreement”).  Letters of credit totaling $7.8 million reduced available borrowing capacity under the Revolving Credit Facility to $117.2 million.  In 2014, we may borrow amounts under the Revolving Credit Facility to fund our working capital requirements and capital expenditures, and for other general corporate purposes.
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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable.  We cannot assure you that we will be able to use all of our NOL carryforwards to offset future taxable income, or that the NOL carryforwards will not become subject to additional limitations due to future ownership changes.  At December 31, 2013, we had approximately $4.1 million of gross foreign federal NOL carryforwards that have no expiration date.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations.  Since the plan’s accumulated benefit obligations are in excess of the fair value of the plan’s assets (by $6.9 million as of December 31, 2013), we expect to be required to use cash from operations above our historical levels to fund the plan in the future.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Off-Balance Sheet Arrangements
At December 31, 2013, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.
Our contractual cash obligations and commitments as of December 31, 2013 are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2014	2015	2016	2017	2018	Thereafter
Long-term Debt	$480.2	$3.9	$3.9	$3.9	$368.5	$-	$100.0
Interest (a)	67.6	15.3	15.2	15.1	10.7	8.0	3.3
Operating Leases (b)	44.8	9.8	7.0	5.4	4.3	3.9	14.4
Unconditional Purchase Obligations (c)	25.3	13.0	3.0	2.3	2.0	1.7	3.3
Estimated Future Pension Benefit Obligations (d)	73.6	3.2	3.3	3.4	3.5	3.6	56.6
Other (e)	6.1	4.2	1.9	-	-	-	-
Total Contractual Cash Obligations	$697.6	$49.4	$34.3	$30.1	$389.0	$17.2	$177.6

Other Commitments	Total	2014	2015	2016	2017	2018	Thereafter
Letters of Credit	$7.8	$7.8	$-	$-	$-	$-	$-
Performance Bonds (f)	82.3	82.2	0.1	-	-	-	-
Total Other Commitments	$90.1	$90.0	$0.1	$-	$-	$-	$-

(a)	Based on maintaining existing debt balances to maturity. Interest on the Credit Agreement varies with the Eurodollar rate. The December 31, 2013 blended rate of 3.2%, including the applicable spread, was used for this calculation.
(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)	We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under purchase contracts with three suppliers. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2013 and adjusted based upon estimated price increases for 2014. In addition, we have minimum throughput commitments in certain depots.
(d)	Note 8 to our Consolidated Financial Statements provides additional information.
(e)	Other cash obligations consist of payments required related to the Canadian tax reassessments. The amounts in the table do not include interest payments of approximately $3 million in each year which will be required to be deposited with the taxing authorities as long as the dispute remains outstanding. Note 7 to our Consolidated Financial Statements provides additional information.
(f)	Note 11 to our Consolidated Financial Statements provides additional information.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2013	2012	2011
Net earnings	$130.8	$88.9	$149.0
Interest expense	17.9	18.2	21.0
Income tax expense	43.3	22.4	48.3
Depreciation, depletion and amortization	73.0	64.5	64.7
EBITDA	$265.0	$194.0	$283.0
Other non-operating expenses:
Fees and premiums paid to redeem debt	-	1.8	-
Write-off of unamortized deferred financing fees	-	1.0	-
Other (income) expense, net	(6.4)	0.9	(3.0)
Adjusted EBITDA	$258.6	$197.7	$280.0

During 2012, we amended the terms of our Credit Agreement and recorded a $2.8 million charge which is included in other expense in our consolidated statements of operations, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.   EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan totaling $6.4 million, $(0.9) million and $3.0 million for 2013, 2012 and 2011, respectively.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends.  Those items include the effects of a tornado and the variability of weather.  These items have not been adjusted in the amounts presented above.  We estimate that the effects from the tornado included in the consolidated statements of operations were immaterial in 2013.  We have identified approximately $21 million and $16 million of estimated losses in the consolidated statements of operations in the year ended December 31, 2012 and 2011, respectively, related to the effects of the 2011 tornado at Goderich.  While we expect to be reimbursed for these losses by our insurance carriers, there can be no assurance that all losses will be fully or even substantially reimbursed.  Also, our operating earnings in 2013 were favorably impacted by the winter weather in the markets we serve.  In 2012, operating earnings were unfavorably impacted by significantly milder than average winter weather in the markets we serve.  In 2011, we estimate that our sales and operating earnings were unfavorably impacted by milder than average winter weather, however not as significantly as in 2012.

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

Mineral Interests - As of December 31, 2013, we maintained $138.9 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
Mineral interests are primarily depleted on a units-of-production method based on third-party estimates of recoverable reserves. Our rights to extract minerals are generally contractually limited by time or lease boundaries. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, if the assigned lives realized are less than those projected by management, or if the actual size, quality or recoverability of the minerals is less than the estimated probable reserves, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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

U.K. Pension Plan - We have a defined benefit pension plan covering some of our current and former employees in the U.K.  The U.K. plan was closed to new participants in 1992. As we elected to freeze the plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select our actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, or to increase pension expense or our pension liability.  An adverse change of 25 basis points in our discount rate would have increased our projected benefit obligation as of December 31, 2013 by approximately $2.7 million and would increase our net periodic pension cost for 2014 by approximately $0.4 million. An adverse change of 25 basis points in our expected return on assets assumption as of December 31, 2013 would increase our net periodic benefit cost for 2014 by approximately $0.2 million.
We set our discount rate for the U.K. plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over the next 15 to 20 years.  Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the plan’s available assets, and when special early-retirement payments or other inducements are made to pensioners. Contributions totaled $1.9 million, $1.6 million and $3.0 million during the years ended December 31, 2013, 2012 and 2011, respectively.  If supplemental benefits were approved and granted under the provisions of the Plan or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits.  See Note 8 to the Consolidated Financial Statements for additional discussion of our pension plan.

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

Effects of Currency Fluctuations and Inflation

We conduct operations in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 36% of our 2013 sales in foreign currencies, and we incurred 36% of our 2013 total operating expenses in foreign

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

currencies. Additionally, we have $488.2 million of net assets denominated in foreign currencies.  In 2011, the U.S. dollar weakened against the British pound sterling and the Canadian dollar, which had a positive impact on our reported assets, sales and operating earnings.  In 2012, the U.S. dollar strengthened modestly against the British pound sterling and the Canadian dollar, which had a negative impact on our reported assets, sales and operating earnings.  In 2013, the average rate for the U.S. dollar strengthened against the British pound sterling and the Canadian dollar, which had a negative impact on sales, operating earnings and Canadian dollar denominated reported assets.  The U.S. dollar weakened slightly against the British pound sterling as of the end of the year, which had a favorable impact on British pound sterling denominated reported assets.  Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on our operations, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries in which we operate.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued guidance, which requires an entity to present its unrecognized tax benefits net of its deferred tax assets for net operating loss carryforwards, similar tax losses, or tax credit carryforwards in cases where these carryforwards and losses are available at the balance sheet date.  When carryforwards or losses are not available at the balance sheet date, an entity must present the liability separately and not net it against the deferred tax assets.  The new guidance is effective for annual and interim periods beginning after December 15, 2013.  We do not expect the adoption of this guidance to have a material impact on our financial position or results of operations.

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

Interest Rate Risk

As of December 31, 2013 we had $380.2 million of debt outstanding under our term loan tranches, bearing interest at variable rates.  Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged.  Assuming no change in the amount of term loan or Revolving Credit Facility outstanding, a one hundred basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $3.8 million based upon our debt outstanding as of December 31, 2013.  Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2013, a significant portion of the investments in the U.K. pension plan are in bond funds.  Changes in interest rates could impact the value of the investments in the pension plan.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $2.2 million impact on operating earnings for the year ended December 31, 2013. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas.  We may hedge up to approximately 90% of our expected natural gas usage.  Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences.  We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2013, the amount of natural gas hedged with derivative contracts totaled 2.1 million MMBtus, of which 1.9 million expire within one year and 0.2 million expire in the following year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2013 would have increased our cost of sales by approximately $0.5 million. Actual results will vary due to actual changes in market prices and consumption.
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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 24, 2014

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc’s. internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Compass Minerals International, Inc. and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 24, 2014

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Consolidated Balance Sheets
	December 31,
(In millions, except share data)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$159.6	$100.1
Receivables, less allowance for doubtful accounts of $1.6 in 2013 and $2.4 in 2012	211.9	143.7
Inventories	180.7	229.7
Deferred income taxes, net	7.9	7.4
Other	17.3	26.0
Total current assets	577.4	506.9
Property, plant and equipment, net	677.3	645.2
Intangible assets, net	72.5	74.7
Other	77.6	73.8
Total assets	$1,404.8	$1,300.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	109.4	85.4
Accrued expenses	54.3	51.0
Deferred revenue	56.5	36.8
Accrued salaries and wages	21.6	20.1
Income taxes payable	11.0	1.0
Accrued interest	0.9	1.1
Total current liabilities	257.6	199.3
Long-term debt, net of current portion	474.7	478.4
Deferred income taxes, net	78.4	77.9
Other noncurrent liabilities	39.9	41.5
Commitments and contingencies (Note 11)
Stockholders' equity:
Common Stock:
$0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	70.4	54.5
Treasury stock, at cost - 1,890,367 shares at December 31, 2013 and 2,094,774 shares at December 31, 2012	(3.6)	(4.0)
Retained earnings	452.5	395.0
Accumulated other comprehensive income	34.5	57.6
Total stockholders' equity	554.2	503.5
Total liabilities and stockholders' equity	$1,404.8	$1,300.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Consolidated Statements of Operations
	For the Year Ended December 31,
(In millions, except share data)	2013	2012	2011
Sales	$1,129.6	$941.9	$1,105.7
Shipping and handling cost	301.7	238.1	293.8
Product cost	541.9	476.7	502.1
Gross profit	286.0	227.1	309.8
Selling, general and administrative expenses	100.4	93.9	94.5
Operating earnings	185.6	133.2	215.3
Other (income) expense:
Interest expense	17.9	18.2	21.0
Other, net	(6.4)	3.7	(3.0)
Earnings before income taxes	174.1	111.3	197.3
Income tax expense	43.3	22.4	48.3
Net earnings	$130.8	$88.9	$149.0

Basic net earnings per common share	$3.89	$2.65	$4.46
Diluted net earnings per common share	$3.88	$2.65	$4.45

Weighted-average common shares outstanding (in thousands):
Basic	33,403	33,109	32,906
Diluted	33,420	33,135	32,934

Cash dividends per share	$2.18	$1.98	$1.80

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Consolidated Statements of Comprehensive Income
	For the Year Ended December 31,
(In millions)	2013	2012	2011
Net earnings	$130.8	$88.9	$149.0
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension costs, net of tax of $(0.2), $1.2 and $(3.0) in 2013, 2012 and 2011	0.3	(4.3)	8.8
Unrealized gain on cash flow hedges, net of tax of $(0.6), $(1.6) and $(0.8) in 2013, 2012 and 2011	1.0	2.7	1.3
Cumulative translation adjustment	(24.4)	18.4	(15.3)
Comprehensive income	$107.7	$105.7	$143.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Consolidated Statements of Stockholders' Equity
					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
(In millions)	Stock	Capital	Stock	Earnings	Income (Loss)	Total
Balance, December 31, 2010	$0.4	$22.7	$(4.9)	$283.6	$46.0	$347.8
Comprehensive income				149.0	(5.2)	143.8
Dividends on common stock				(60.1)		(60.1)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		3.5				3.5
Stock options exercised		4.8	0.3			5.1
Stock-based compensation		6.5				6.5
Balance, December 31, 2011	$0.4	$37.4	$(4.5)	$372.5	$40.8	$446.6
Comprehensive income				88.9	16.8	105.7
Dividends on common stock				(66.4)		(66.4)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		1.7				1.7
Stock options exercised		7.0	0.4			7.4
Stock-based compensation		8.5				8.5
Balance, December 31, 2012	$0.4	$54.5	$(4.0)	$395.0	$57.6	$503.5
Comprehensive income				130.8	(23.1)	107.7
Dividends on common stock				(73.3)		(73.3)
Shares issued for stock units		(0.1)	0.1			-
Income tax benefits from equity awards		0.6				0.6
Stock options exercised		10.3	0.3			10.6
Stock-based compensation		5.1				5.1
Balance, December 31, 2013	$0.4	$70.4	$(3.6)	$452.5	$34.5	$554.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Consolidated Statements of Cash Flows
	For the Year Ended December 31,
(In millions)	2013	2012	2011
Cash flows from operating activities:
Net earnings	$130.8	$88.9	$149.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	73.0	64.5	64.7
Finance fee amortization	1.2	1.3	1.5
Early extinguishment and refinancing of long-term debt	-	2.8	-
Stock-based compensation	5.1	8.5	6.5
Deferred income taxes	(0.2)	0.4	4.5
Other, net	1.7	1.6	5.3
Asset impairment charges, Goderich tornado	0.2	1.1	4.8
Insurance advances for operating purposes, Goderich tornado	19.7	26.5	10.4
Insurance advances for investment purposes, Goderich tornado	(14.2)	(8.7)	(12.6)
Changes in operating assets and liabilities, net of acquisition:
Receivables	(71.7)	8.6	48.6
Inventories	45.7	(23.8)	(3.1)
Other assets	1.3	(14.5)	(10.5)
Accounts payable, income taxes payable and accrued expenses	45.1	(7.1)	(17.7)
Other liabilities	0.6	1.6	0.9
Net cash provided by operating activities	238.3	151.7	252.3
Cash flows from investing activities:
Capital expenditures	(122.7)	(130.9)	(107.4)
Insurance advances for investment purposes, Goderich tornado	14.2	8.7	12.6
Acquisition of a business	-	-	(58.1)
Other, net	2.4	(1.4)	0.5
Net cash used in investing activities	(106.1)	(123.6)	(152.4)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	-	387.0	-
Principal payments on long-term debt	(3.9)	(387.7)	(4.2)
Fees and premiums paid to redeem and refinance debt	-	(1.8)	-
Deferred financing costs	(0.6)	(2.2)	-
Dividends paid	(73.1)	(66.3)	(60.1)
Proceeds received from stock option exercises	10.6	7.4	5.1
Excess tax benefits from equity compensation awards	0.6	1.7	3.5
Net cash used in financing activities	(66.4)	(61.9)	(55.7)
Effect of exchange rate changes on cash and cash equivalents	(6.3)	3.6	(5.0)
Net change in cash and cash equivalents	59.5	(30.2)	39.2
Cash and cash equivalents, beginning of the year	100.1	130.3	91.1
Cash and cash equivalents, end of year	$159.6	$100.1	$130.3

Supplemental cash flow information:
Interest paid	$17.4	$17.9	$20.0
Income taxes paid, net of refunds	$24.7	$32.0	$45.9

In connection with the acquisition of Big Quill Resources, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired, net of deferred tax liabilites and cash acquired(a)	$60.0
Cash paid during the year ended December 31, 2011	(58.1)
Liabilities assumed	$1.9

(a) The Company recorded $11.1 million of deferred tax liabilities and acquired cash of $2.4 million.

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND FORMATION

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

c. Reclassifications:
Certain prior year amounts have been reclassified from accrued expenses to deferred revenue in the Company’s consolidated financial statements to conform to the current year presentation.

d. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss).  The Company recorded foreign exchange gains (losses) of approximately $(15.0) million, $10.7 million and $(9.2) million in 2013, 2012 and 2011, respectively, in accumulated other comprehensive income (loss) related to intercompany notes which were deemed to be of long-term investment nature.  Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other (income) expense, for the years ended December 31, 2013, 2012 and 2011, were $(4.9) million, $2.5 million and $(2.3) million, respectively.

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

g. Accounts Receivable and Allowance for Doubtful Accounts:
Receivables consist almost entirely of trade accounts receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience by business line and a current assessment of its portfolio. The Company reviews its past due account balances for collectability and adjusts its allowance for doubtful accounts accordingly. Account balances are charged off against the allowance when the Company believes it is probable that the receivable will not be recovered.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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

i. Other Current Assets:
Other current assets consist principally of prepaid expenses as of December 31, 2013 and 2012.

j. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized.  Maintenance and repairs are expensed as incurred.  Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests.  The Company leases probable mineral reserves at several of its extraction facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. However, the Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily depleted on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 83 years as of December 31, 2013.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 43 years as of December 31, 2013.
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
The Company’s other fixed assets are amortized on a straight-line basis over their respective lives.  The following table summarizes the estimated useful lives of the Company’s property, plant and equipment:

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	5 to 40
Machinery and equipment – vehicles	3 to 10
Machinery and equipment – other mining and production	3 to 50
Office furniture and equipment	3 to 10
Mineral interests	20 to 99

The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with applicable U.S. GAAP.  Asset retirement obligations are not material to the Company’s financial position, results of operations or cash flows.
The Company reviews its long-lived assets and the related mineral reserves for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

k. Intangible Assets:
The Company amortizes its intangible assets deemed to have finite lives over their estimated useful lives which, for CMP, range from 5 to 50 years.  The Company reviews goodwill annually for impairment.  In addition, goodwill and other intangible assets are reviewed when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

l. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $6.8 million and $6.2 million as of December 31, 2013 and 2012, respectively, with accumulated amortization of $2.6 million and $1.6 million as of December 31, 2013 and 2012, respectively. In connection with the refinancing of the term loans in May 2012, the Company recorded a $2.8 million charge in the second quarter of 2012 which is included in other expense in its consolidated statements of operations, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.  Deferred financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.  In December 2013, the Company amended and extended to August 2017 (previously October 2015) its existing revolving credit facility.  In connection with this transaction, the Company paid and capitalized approximately $0.6 million of deferred financing costs.
Certain inventories of spare parts and related inventory, net of reserve, of approximately $15.6 million and $16.4 million at December 31, 2013 and 2012, respectively, which will be utilized with respect to long-lived assets, have been classified in the consolidated balance sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 8.  As of December 31, 2013 and 2012, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $4.5 million and $6.0 million, respectively, were included in other noncurrent assets in the consolidated balance sheets.  The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other (income) expense, net in the consolidated statements of operations.

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

n. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $1.5 million and $1.6 million at December 31, 2013 and 2012, respectively.

o. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of CMP, whereby stock options, restricted stock units and performance stock units are granted to employees or directors of CMP. See Note 12 for additional discussion.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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

r. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S., and throughout Canada and the U.K.  The Company’s specialty fertilizer products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2013, or more than 10% of accounts receivable at December 31, 2013 or 2012.

s. Recent Accounting Pronouncements:
In July 2013, the Financial Accounting Standards Board issued guidance, which requires an entity to present its unrecognized tax benefits net of its deferred tax assets for net operating loss carryforwards, similar tax losses, or tax credit carryforwards in cases where these carryforwards and losses are available at the balance sheet date.  When carryforwards or losses are not available at the balance sheet date, an entity must present the liability separately and not net it against the deferred tax assets.  The new guidance is effective for annual and interim periods beginning after December 15, 2013.  The Company does not expect the adoption of this guidance to have a material impact on its financial position or results of operations.

3.	GODERICH TORNADO

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  The Company resumed production and shipping activities, on a reduced basis, at the Goderich mine in September 2011 and regained full hoisting capability in April 2012.  The evaporation plant resumed limited activities in September 2011 and reached full capability by the end of the first quarter of 2012.  The Company has substantially completed its repairs and reconstruction activities to fully restore the damaged surface structures and operating assets at both facilities.
The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have occurred at these facilities and to the Company’s business losses related to the tornado. The Company has recorded the impairment of its property, plant and equipment pertaining to the impacted areas at both of the Goderich facilities.  In addition, the Company incurred clean-up costs related to the storm. The Company expects to be reimbursed for losses from its insurers for substantially all of the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred, net of the Company’s deductible.  The impairment and clean-up and restoration costs incurred and insurance recoveries recognized in the consolidated statements of operations for 2013, 2012 and 2011 are as follows (in millions):

	For the Year Ended December 31,
	2013	2012	2011
Product cost:
Property, plant and equipment impairment charges	$0.2	$1.1	$4.8
Site clean-up and restoration costs	1.0	10.0	9.7
Estimated insurance recoveries recognized	(1.2)	(11.1)	(14.5)

Net impact on product cost excluding business interruption	$-	$-	$-

The Company received $23.8 million, $37.5 million and $25.0 million of insurance advances in 2013, 2012 and 2011, respectively.  The Company recorded $1.2 million, $11.1 million and $14.5 million of insurance advances  as a reduction to salt product cost for the twelve months ended December 31, 2013, 2012 and 2011, respectively, in the consolidated statements of

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

operations to offset recognized impairment charges and site clean-up and restoration costs.  The Company has also recorded approximately $19.7 million, $26.5 million and $10.4 million of the insurance advances as deferred revenue during the years ending December 31, 2013, 2012 and 2011, respectively, in accrued expenses in the consolidated balance sheets and has presented these amounts in its operating and investing sections of the consolidated statements of cash flows for their respective periods.  In total, the Company has received $86.3 million of insurance advances since the tornado occurred and recorded approximately $56.5 million and $36.8 million of deferred revenue in its consolidated balance sheets as of December 31, 2013 and 2012, respectively.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges.  However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.
The Company also expects to have a substantial business interruption claim to offset lost profits and to offset certain additional expenses incurred related to the ongoing operations.  The Company estimates that the effects from the tornado were immaterial in 2013 and were approximately $21 million and $16 million for the year ended December 31, 2012 and 2011, respectively. The Company believes its losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by the Company’s insurance policies as business interruption losses.  The amount of actual business interruption recoveries may differ materially from the Company’s estimates.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.

4.	INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2013	2012
Finished goods	$139.4	$185.6
Raw materials and supplies	41.3	44.1
Total inventories	$180.7	$229.7

5.	PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2013	2012
Land, buildings and structures and leasehold improvements	$347.1	$309.0
Machinery and equipment	668.0	596.5
Office furniture and equipment	21.5	20.8
Mineral interests	180.9	184.4
Construction in progress	69.5	103.0
	1,287.0	1,213.7
Less accumulated depreciation and depletion	(609.7)	(568.5)
Property, plant and equipment, net	$677.3	$645.2

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consist primarily of a potassium chloride (“KCl”) supply agreement, purchased rights to produce SOP, lease rights, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights, lease rights and customer relationships are being amortized over 50 years, 25 years, 25 years and 5-10 years, respectively.  The Company has water rights of $22.9 million and $20.7 million as of December 31, 2013 and 2012, respectively, and a tradename, which has a value of $0.7 million in each period.  The water rights and tradename have indefinite lives.  The weighted average amortization period for all finite-lived intangibles is approximately 38 years.  None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $2.0 million in 2013, $2.1 million in 2012 and $1.9 million in 2011 and is projected to be between $1.8 million and $2.0 million per year over the next five years.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

The asset value and accumulated amortization as of December 31, 2013 and 2012 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer Relationships	Lease Rights	Total
December 31, 2013:
Intangible assets	$34.1	$24.3	$2.1	$2.1	$62.6
Accumulated amortization	(2.0)	(9.8)	(1.8)	(0.1)	(13.7)
Intangible assets, net	$32.1	$14.5	$0.3	$2.0	$48.9

	Supply Agreement	SOP Production Rights	Customer Relationships	Lease Rights	Total
December 31, 2012:
Intangible assets	$36.4	$24.3	$2.1	$2.2	$65.0
Accumulated amortization	(1.4)	(8.8)	(1.4)	(0.1)	(11.7)
Intangible assets, net	$35.0	$15.5	$0.7	$2.1	$53.3

The Company has recorded goodwill of approximately $20.5 million and $21.3 million as of December 31, 2013 and 2012, respectively, in other assets of its consolidated balance sheets.  Approximately $13.8 million and $14.7 million of the amounts recorded for goodwill as of December 31, 2013 and 2012, respectively, were recorded in the Company’s specialty fertilizer segment and the remaining amounts in both periods were recorded in corporate and other.  The change in the balance of goodwill during 2013 was a result of the impact of foreign exchange.

7.	INCOME TAXES

The Company files U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels.  The Company’s U.S. federal tax returns for tax years 2010 forward remain open and subject to examination.  Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.
The following table summarizes the Company’s income tax provision (benefit) related to earnings for the years ended December 31 (in millions):

	2013	2012	2011
Current:
Federal	$23.2	$10.3	$27.9
State	5.7	2.1	6.2
Foreign	14.6	9.6	9.7
Total current	43.5	22.0	43.8
Deferred:
Federal	(2.5)	(1.9)	(1.9)
State	(0.6)	(0.4)	(0.4)
Foreign	2.9	2.7	6.8
Total deferred	(0.2)	0.4	4.5
Total provision for income taxes	$43.3	$22.4	$48.3

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2013	2012	2011
Domestic income	$112.3	$76.6	$141.5
Foreign income	61.8	34.7	55.8
Earnings before income taxes	174.1	111.3	197.3
Computed tax at the U.S. federal statutory rate of 35%	60.9	39.0	69.0
Foreign income, mining, and withholding taxes, net of U.S.federal deduction	(2.6)	1.9	(2.0)
Percentage depletion in excess of basis	(9.0)	(8.4)	(10.9)
Release of tax reserves due to agreement with taxing authorities	-	(2.7)	-
Other domestic tax reserves, net of reversals	(0.9)	0.6	(1.6)
Domestic manufacturers deduction	(1.3)	(1.4)	(1.8)
State income taxes, net of federal income tax benefit	3.4	1.5	3.6
Change in valuation allowance on deferred tax assets	(0.2)	(0.2)	(0.8)
Interest expense recognition differences	(7.0)	(7.3)	(6.8)
Other, net	-	(0.6)	(0.4)
Provision for income taxes	$43.3	$22.4	$48.3
Effective tax rate	25%	20%	24%

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

	2013	2012
Current deferred tax assets:
Alternative minimum tax credit carryforwards	$0.2	$1.4
Accrued expenses	3.1	1.6
Other, net	4.6	4.4
Current deferred tax assets	7.9	7.4
Current deferred tax liabilities:
Other, net	0.1	0.1
Current deferred tax liabilities	0.1	0.1
Noncurrent deferred taxes:
Property, plant and equipment	74.8	76.3
Intangible asset	8.3	9.3
Other, net	2.5	-
Total noncurrent deferred tax liabilities	85.6	85.6
Deferred tax assets:
Net operating loss carryforwards	0.9	1.0
Other, net	7.4	8.0
Subtotal	8.3	9.0
Valuation allowance	(1.1)	(1.3)
Total noncurrent deferred tax assets	7.2	7.7
Net noncurrent deferred tax liabilities	$78.4	$77.9

At December 31, 2013, the Company had approximately $4.1 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $0.1 million of tax-effected state NOL carryforwards which expire in 2033.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. As of December 31, 2013 and 2012, the Company’s valuation allowance was $1.1 million and $1.3 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $3.4 million in the next twelve months largely as a result of tax returns being closed to future audits.  The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2013	2012	2011
Unrecognized tax benefits:
Balance at January 1	$25.3	$25.6	$23.9
Additions resulting from current year tax positions	1.0	4.7	1.8
Additions relating to tax positions taken in prior years	-	0.4	1.3
Reductions due to cash payments	(0.8)	(0.3)	(0.6)
Reductions due to settlements	-	(2.5)	-
Reductions relating to tax positions taken in prior years	(0.9)	(2.6)	(0.4)
Reductions due to expiration of tax years	-	-	(0.4)
Balance at December 31	$24.6	$25.3	$25.6

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision.  During the years ended December 31, 2013, 2012 and 2011, the Company accrued interest and penalties, net of reversals, of $0.4 million, $0.9 million and $0.4 million, respectively.  As of December 31, 2013 and 2012, accrued interest and penalties included in the consolidated balance sheets totaled $3.6 million and $3.2 million, respectively.
The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the U.S.  No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2013, 2012 and 2011.  Total undistributed earnings on which no U.S. federal income tax has been provided were $366.6 million at December 31, 2013.  If these earnings are distributed, foreign tax credits may become available under current law to reduce or possibly eliminate the resulting U.S. income tax liability.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately $75 million, including interest through December 2013.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that it will post collateral in the form of a $33 million performance bond (including approximately $7 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  The Company has paid approximately $26 million with the remaining balance to be paid after 2013 (including approximately $4 million in 2014).  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through December 31, 2013, related to this matter totals approximately $102 million.  The Company has agreed to post collateral in the form of approximately a $22 million performance bond and made cash payments of approximately $2 million during 2013.  The Company is currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $43 million necessary to proceed with future appeals or litigation.
The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor.  As of December 31, 2013, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
In 2011, the Company offered all non-retired members of the U.K. Pension (the “Plan”) the opportunity to transfer their accrued benefits out of the Plan in return for an enhancement to their transfer value.  The transfer extinguishes the Plan’s liabilities to those members who elected this option.  In 2011, the Company made transfers for 14 members of the Plan.  In connection with this transfer, the Company recognized in its consolidated statements of operations approximately $2.3 million of settlement charges for 2011.  In addition, the Company amended the Plan to allow retired members an additional option in the calculation of their annual benefit payments.  No other transfers have been made subsequent to 2011.
The Company’s U.K. pension fund investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities.  The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio and that approximately 25% be invested in debt securities.  Investment strategies and portfolio allocations are based on the plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis.  In 2012, the plan’s investments consisted of larger percentages of bond funds as the Company continued to evaluate the investment climate.  During 2013, the plan’s investment mix was shifted closer to the guidelines.  The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2013	2012
Cash and cash equivalents	1%	1%
Equity funds	57%	21%
Bond funds	42%	78%
Total	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2013 and 2012 by asset category (see Note 13 for a discussion regarding fair value measurements) are as follows (in millions):

	Market Value at December 31, 2013	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.7	$0.7	$-	$-
Equity funds	38.2	-	38.2	-
Bond funds(b):
Treasuries	27.8	-	27.8	-
Total Pension Assets	$66.7	$0.7	$66.0	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)	This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K. linked treasuries as of December 31, 2013.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

	Market Value at December 31, 2012	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.5	$0.5	$-	$-
Equity funds(b)	12.9	-	12.9	-
Bond funds(b),(c):
Treasuries	27.1	-	27.1	-
Corporate bond funds	21.6	-	21.6	-
Total Pension Assets	$62.1	$0.5	$61.6	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)	In 2013, the Company determined the inputs used to value its investments in unit trust funds for its bond and equity funds were based upon observable market information consistent with Level 2 of the fair value hierarchy, rather than Level 1 as previously reported in the footnotes of the 2012 consolidated financial statements. Accordingly, the presentation in the table above has been revised to reflect the correct presentation.
(c)	This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. Approximately 44% of the Company’s pension assets are invested in U.K. linked treasuries as of December 31, 2012.

As of December 31, 2013 and 2012, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $9.3 million (including $11.4 million of accumulated loss less prior service cost of $2.1 million) and $9.6 million (including $11.8 million of accumulated loss less prior service cost of $2.2 million), respectively.  During 2013, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(0.8) million, amortization of loss of $1.5 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.2) million.  During 2012, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(4.5) million, amortization of loss of $0.8, amortization of prior service cost $(0.1) and foreign exchange of $(0.5).  During 2011, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net gain of $4.2 million, prior service cost of $2.2 million, amortization of loss of $1.4 million, settlement gains of $1.3 million and foreign exchange of $(0.3) million.  The Company expects to recognize approximately $1.6 million ($1.7 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive income as a component of net periodic benefit cost in 2014.  Total net periodic benefit cost in 2014 is expected to be $1.3 million.
The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2013	2012	2011
Discount rate	4.40%	4.60%	5.40%
Expected return on plan assets	4.60%	4.75%	6.25%

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator.  Management expects total contributions during 2014 will be approximately $1.7 million.  In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

The Company expects to pay the following benefit payments (in millions), which reflect expected future service, as appropriate:

Calendar Year	Future Expected Benefit Payments
2014	$3.2
2015	3.3
2016	3.4
2017	3.5
2018	3.6
2019 – 2023	19.4

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plan, as of December 31 (in millions):

	2013	2012
Change in benefit obligation:
Benefit obligation as of January 1	$69.6	$61.8
Interest cost	3.0	2.8
Actuarial (gain) or loss	2.5	6.1
Benefits paid	(2.9)	(4.1)
Currency fluctuation adjustment	1.4	3.0
Benefit obligation as of December 31	73.6	69.6
Change in plan assets:
Fair value as of January 1	62.1	58.8
Actual return	4.3	3.0
Company contributions	1.9	1.6
Currency fluctuation adjustment	1.3	2.8
Benefits paid	(2.9)	(4.1)
Fair value of plan assets as of December 31	66.7	62.1
Underfunded status of the plan	$(6.9)	$(7.5)

The underfunded status of the defined pension plan, which was recorded in the consolidated balance sheets, included $1.7 million in accrued expenses and $5.2 million in noncurrent liabilities in 2013, and $1.6 million in accrued expenses and $5.9 million in noncurrent liabilities in 2012. The accumulated benefit obligation for the defined benefit pension plan was $73.6 million and $69.6 million as of December 31, 2013 and 2012, respectively. The accumulated benefit obligation is in excess of the plan’s assets.  The vested benefit obligation calculated is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of retirement.  The components of net pension expense were as follows for the years ended December 31 (in millions):

	2013	2012	2011
Interest cost on projected benefit obligation	$3.0	$2.8	$3.7
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.8)	(2.8)	(3.3)
Settlement cost	-	-	2.3
Net amortization	1.8	1.0	1.8
Net pension expense	$1.9	$0.9	$4.4

The Company has defined contribution and pre-tax savings plans (“Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions.  Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance.  Expense attributable to all Savings Plans was $7.6 million, $5.3 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications.  As of December 31, 2013 and 2012, investments in marketable securities totaling $4.5 million and $6.0 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the consolidated balance sheets.  Compensation expense recorded for this plan totaled $0.5 million, $1.0 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, including amounts attributable to investment income (loss) of $0.4 million, $0.7 million and $(0.1) million, respectively, which is included in other, net in the consolidated statements of operations.

9.	LONG TERM DEBT

In 2010, the Company amended the terms of its senior secured credit facilities (“Credit Agreement”) and entered into a new Revolving Credit Facility (“Revolving Credit Facility”).  As part of the amendment, the Company extended the maturity of approximately $234 million of its Term Loan and Incremental Term Loan (“Extended Term Loan”) under the Credit Agreement to 2016.  The $125 million Revolving Credit Facility was extended to mature in October 2015. The remaining amount outstanding on the Term Loan and the Incremental Term Loan of $154 million at December 31, 2011 was scheduled to mature in December 2012.  In May 2012, the Company amended and restated its senior secured credit facility and refinanced its term loans into a single term loan (“New Term Loan”).  In connection with the refinancing of the term loans in 2012, the Company paid $4.0 million of refinancing fees (approximately $1.8 million were recorded as an expense and approximately $2.2 million were capitalized as deferred financing costs) and wrote-off previously existing deferred finance costs of approximately $1.0 million.  In December 2013, the Company amended and extended to August 2017 (previously October 2015) its existing revolving credit facility.  In connection with this transaction, the Company paid and capitalized approximately $0.6 million of deferred financing costs.
The New Term Loan is due in quarterly installments of principal and interest and matures in May 2017. The New Term Loan can be prepaid at any time without penalty.   Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolving Credit Facility includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2013, there were no borrowings outstanding under the Revolving Credit Facility and, after deducting outstanding letters of credit totaling $7.8 million, the Company’s borrowing availability was $117.2 million.  The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio.  Bank fees are not material.
Interest on the Credit Agreement is variable based on either the Eurodollar rate (“LIBOR”) or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent upon the Company’s leverage ratio and the type of term loan borrowing.  Currently, the New Term Loan bears interest 1.75% over LIBOR.  As of December 31, 2013, the weighted average interest rate was 1.9% on all borrowings outstanding under the Credit Agreement.
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
The Credit Agreement and the indenture governing the 8% Senior Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; make capital expenditures; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies.  The New Term Loan and Revolving Credit Facility are secured by substantially all existing and future assets of the Company’s subsidiaries.  Additionally, it requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2013, the Company was in compliance with each of its covenants.
The 8% Senior Notes in the table below are subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2013	2012
Term Loan due May 2017	$380.2	$384.1
Revolving Credit Facility due August 2017	-	-
8% Senior Notes due June 2019	98.4	98.2
	478.6	482.3
Less current portion	(3.9)	(3.9)
Long-term debt	$474.7	$478.4

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

  Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt
Maturity
2014	$3.9
2015	3.9
2016	3.9
2017	368.5
2018	-
Thereafter	100.0
Total	$480.2

10.	DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

As of December 31, 2013, the Company has entered into natural gas derivative instruments.  The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of December 31, 2013 and 2012 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Any ineffectiveness related to these hedges was not material for any of the periods presented.
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of December 31, 2013, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through March 2015.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2013 and 2012, the Company had agreements in place to hedge forecasted natural gas purchases of 2.1 million MMBtus in each period.
As of December 31, 2013, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $0.4 million of net gains on derivative instruments related to its natural gas hedges.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

The following tables present the fair value of the Company’s hedged items as of December 31, 2013, and December 31, 2012 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013

Commodity contracts(b)	Other current assets	$0.7	Accrued expenses	$0.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	-
Total derivatives designated as hedging instruments		$0.7		$0.4

(a)	The Company has commodity hedge agreements with three counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to two counterparties. The amount recorded as an asset is due from one counterparty.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.2 million of its commodity contracts that are in a receivable position against its contracts in payable positions and approximately $0.2 million of its commodity contracts that are in a payable position against its contracts in receivable positions.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2012	Balance Sheet Location	December 31, 2012

Commodity contracts(b)	Other current assets	$0.2	Accrued expenses	$1.2
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments		$0.2		$1.4

(a)	The Company has commodity hedge agreements with three counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are primarily payable to one counterparty. The amount recorded as an asset is due from two counterparties.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.2 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

The following tables present activity related to the Company’s other comprehensive income for the twelve months ended December 31, 2013 and December 31, 2012 (in millions):

		Twelve Months Ended December 31, 2013
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$(0.5)	$(1.1)
Total		$(0.5)	$(1.1)

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

		Twelve Months Ended December 31, 2012
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$1.5	$(5.8)
Total		$1.5	$(5.8)

11.	COMMITMENTS AND CONTINGENCIES

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
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002.  DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant.  The Company has completed such investigations of the soils and ground water and has provided the findings to DATCP. The Company is presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site.  All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgement of no further action and are required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.
In December 2009, a surface salt storage dome which was under construction collapsed at the Company’s mine in Goderich, Ontario. The Company is involved in construction litigation and other contract claims relating to the dome’s collapse.  Claims asserted against the Company total approximately $13 million.  The Company has also counterclaimed for damages.
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
Approximately 30% of the Company’s U.S. workforce and approximately 50% of its global workforce is represented by labor unions. Of the Company’s 11 collective bargaining agreements, three will expire in 2014 (representing approximately 5% of its total workforce), three will expire in 2015, three will expire in 2016 and two will expire in 2017.  Approximately 10% of the Company’s workforce is employed in Europe where trade union membership is common. The Company considers its overall labor relations to be satisfactory.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods.  The aggregate future minimum annual rentals under lease arrangements as of December 31, 2013, are as follows (in millions):

Operating
Leases
2014	$9.8
2015	7.0
2016	5.4
2017	4.3
2018	3.9
Thereafter	14.4
Total	$44.8

Rental expense, net of sublease income, was $17.1 million for the year ended December 31, 2013, $16.3 million for 2012, and $15.1 million for 2011.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company.  Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  Royalty expense related to these leases was $14.7 million, $16.1 million and $14.3 million for the years ended December 31, 2013, 2012 and 2011.

Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2013, the Company has had no material penalties related to these sales contracts.  At December 31, 2013, the Company had approximately $82.3 million of outstanding performance bonds, which includes the bonds outstanding for the Company’s tax reassessments.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has purchase contracts with three suppliers for a minimum amount of salt.  One of those contracts was scheduled to expire in 2013 but has been extended through the first half of 2014 at a higher cost when compared to the prior contract.  In addition, the supplier has announced its intention to sell the facility that currently produces the finished salt under the contract.  Under this contract, the Company purchased approximately 10% of its consumer and industrial product tons sold in 2013.  The Company is currently exploring a range of alternatives to service its customers.  However, there can be no assurance that the Company will be able to successfully service its customers at the same or similar cost.  If the Company is unsuccessful in finding alternative sources, its operating earnings and its cash flows would be negatively impacted.
In addition, the Company has minimum throughput contracts with some of its depots.  The purchase commitments for these contracts are estimated to be approximately $12.6 million for 2014 and between $1.7 million and $2.6 million annually from 2015 through 2020.  In addition, the Company’s other future minimum long-term purchase commitments are estimated to be approximately $0.4 million annually through 2015 and approximately $0.3 million in 2016.

12.	STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $2.18 per share in 2013 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 9) and other factors its board of directors deems relevant.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, and the current equity compensation plan (“2005 Plan”), non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date.  Accumulated deferred units are distributed in the form of Company common stock at a future specified date or following resignation from the board of directors, based upon the member’s annual election.  During the years ended December 31, 2013, 2012 and 2011, members of the board were credited with 16,331, 14,400 and 10,460 deferred stock units, respectively.  During the years ended December 31, 2013, 2012 and 2011, 1,259, 1,144 and 971 shares of common stock, respectively, were issued from treasury shares for director compensation.  During the year ended December 31, 2011, 11,172 shares of common stock were issued from treasury shares to retiring directors.

 Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

Equity Compensation Awards
Through December 31, 2004, non-qualified stock options were granted under the Company’s 2001 stock option plan.  These options were issued to eligible persons as determined by the Company’s board of directors and included employees and directors. These options vested ratably, in tranches over three or four years, depending on the individual option agreement.  Options granted to members of the board of directors vested at the time of grant.  These options expire on the thirtieth day immediately following the eighth anniversary of issuance.  No further option grants can be made under this plan and no awards are currently outstanding under this plan.
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
Substantially all of the RSUs granted under the 2005 Plan vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (after a performance hurdle has been satisfied in the year of the grant) or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared.
PSUs granted under the 2005 Plan vest after three years of service. The PSUs granted are divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return.  Each tranche is calculated based upon a one-year performance period with each annual tranche receiving between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index.  Most of the PSUs granted in 2013 have an annual performance that begins in 2013 and ends in 2015.
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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

The following is a summary of CMP’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2010	621,374	$47.19	109,751	$64.03	6,366	$86.51
Granted	71,709	86.47	33,595	86.47	19,139	93.82
Exercised (a)	(168,904)	30.21	-	-	-	-
Released from restriction (a)	-	-	(32,902)	55.68	-	-
Cancelled/Expired	(3,649)	71.66	(1,180)	72.35	(107)	93.82
Outstanding at December 31, 2011	520,530	$57.94	109,264	$73.35	25,398	$91.99
Granted	92,472	71.87	40,889	71.87	24,534	74.87
Exercised (a)	(176,123)	41.60	-	-	-	-
Released from restriction (a)	-	-	(72,019)	65.40	-	-
Cancelled/Expired	(1,158)	76.54	(385)	77.89	-	-
Outstanding at December 31, 2012	435,721	$67.46	77,749	$78.46	49,932	$83.58
Granted	124,370	76.84	65,521	74.99	29,134	78.01
Exercised (a)	(174,149)	60.71	-	-	-	-
Released from restriction (a)	-	-	(22,658)	78.46	(6,341)	86.51
Cancelled/Expired (b)	(57,578)	77.19	(24,894)	78.42	(17,576)	81.72
Outstanding at December 31, 2013	328,364	$72.88	95,718	$76.09	55,149	$80.89

(a)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury stock.
(b)	The final performance period for the 2011 PSU grant was completed in 2013. The Company expects to issue 4,223 shares in March 2014 when the 2011 PSU grant vests.

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
`
	2013	2012	2011
Fair value of options granted	$19.06	$22.99	$29.02
Expected term (years)	4.7	4.8	5.1
Expected volatility	38.0%	46.0%	45.2%
Dividend yield	3.0%	2.5%	2.4%
Risk-free interest rates	0.9%	0.9%	2.0%

As of December 31, 2012, there were 435,721 options outstanding of which 274,273 were exercisable.  The following table summarizes information about options outstanding and exercisable at December 31, 2013.

	Options Outstanding			Options Exercisable
		Weighted-average	Weighted-average		Weighted-average	Weighted-average
		remaining	exercise price		remaining	exercise price
Range of	Options	contractual life	of options	Options	contractual life	of exercisable
exercise prices	outstanding	(years)	outstanding	exercisable	(years)	options
$33.44 - $65.34	74,784	1.7	$54.48	74,784	1.7	$54.48
$65.35 - $76.10	59,659	5.5	72.32	12,186	5.1	71.73
$76.11 - $77.75	92,615	6.2	76.99	-	-	-
$77.76 - $86.80	101,306	3.1	83.03	72,532	2.7	82.82
Totals	328,364	4.1	$72.88	159,502	2.4	$68.68

During the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense of $5.1 million, $8.5 million and $6.5 million, respectively, related to its stock-based compensation awards that are expected to vest.  No amounts have been capitalized.  The fair value of options vested was approximately $1.6 million, $2.8 million and $2.1 million in 2013, 2012 and 2011, respectively.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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
As of December 31, 2013, unrecorded compensation cost related to non-vested awards of $7.5 million is expected to be recognized from 2014 through 2018, with a weighted average period of 2.3 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2013, 2012 and 2011 totaled approximately $4.5 million, $6.4 million and $9.2 million, respectively.  As of December 31, 2013, the intrinsic value of options outstanding totaled approximately $2.7 million, of which 159,502 options with an intrinsic value of $2.1 million were exercisable.  The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2013.

Accumulated Other Comprehensive Income
The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) for the twelve months ended December 31, 2013 are as follows (in millions):

Twelve Months Ended December 31, 2013 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(9.6)	$67.9	$57.6

Other comprehensive income (loss) before reclassifications	0.3	(1.1)	(24.4)	(25.2)
Amounts reclassified from accumulated other comprehensive income	0.7	1.4	-	2.1
Net current period other comprehensive income	1.0	0.3	(24.4)	(23.1)
Ending balance	$0.3	$(9.3)	$43.5	$34.5

(a)	With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

	Amount Reclassified from AOCI
	Twelve Months Ended December 31, 2013	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$1.1	Product cost
	(0.4)	Income tax expense (benefit)
	0.7

Amortization of defined benefit pension:
Amortization of loss	$1.7	Product cost
	(0.3)	Income tax expense (benefit)
	1.4

Total reclassifications, net of income taxes	$2.1

13.	FAIR VALUE MEASUREMENTS

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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

	December 31, 2013	Level One	Level Two	Level Three
Asset Class:
Derivatives – natural gas instruments	$0.5	$-	$0.5	$-
Mutual fund investments in a non-qualified savings plan(a)	4.5	4.5	-	-
Total Assets	$5.0	$4.5	$0.5	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(4.5)	$(4.5)	$-	$-
Derivatives – natural gas instruments	(0.2)	-	(0.2)	-
Total Liabilities	$(4.7)	$(4.5)	$(0.2)	$-

(a)	Includes mutual fund investments of approximately 5% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small to mid-cap U.S. companies, approximately 65% in short-term investments and approximately 25% in blended funds.

	December 31, 2012	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$6.0	$6.0	$-	$-
Total Assets	$6.0	$6.0	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(6.0)	$(6.0)	$-	$-
Derivatives – natural gas instruments	(1.2)	-	(1.2)	-
Total Liabilities	$(7.2)	$(6.0)	$(1.2)	$-

(a)	Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 20% in debt securities of U.S. companies, approximately 20% in short-term investments and approximately 35% in blended funds.

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $4.5 million and $6.0 million as of December 31, 2013 and December 31, 2012, respectively, are stated at fair value based on quoted market prices.  As of December 31, 2013, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $106.1 million (level 2) compared with the aggregate principal amount at maturity of $100 million. The fair value at December 31, 2013 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $380.2 million (level 2), the same value as the aggregate principal amount at maturity.  The fair value of the Company’s natural gas contracts is based on prices for notional amounts maturing in each respective timeframe.

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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Segment information as of and for the years ended December 31, is as follows (in millions):

		Specialty	Corporate
2013	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$920.5	$198.6	$10.5	$1,129.6
Intersegment sales	0.9	7.2	(8.1)	-
Shipping and handling cost	280.7	21.0	-	301.7
Operating earnings (loss) (b)	181.3	58.7	(54.4)	185.6
Depreciation, depletion and amortization	45.1	23.8	4.1	73.0
Total assets	942.2	386.8	75.8	1,404.8
Capital expenditures (c)	79.8	38.8	4.1	122.7

		Specialty	Corporate
2012	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$703.4	$226.2	$12.3	$941.9
Intersegment sales	0.8	6.8	(7.6)	-
Shipping and handling cost	211.9	26.2	-	238.1
Operating earnings (loss) (b)	126.0	58.4	(51.2)	133.2
Depreciation, depletion and amortization	38.9	21.4	4.2	64.5
Total assets	809.3	412.3	79.0	1,300.6
Capital expenditures (c)	74.3	45.0	11.6	130.9

		Specialty	Corporate
2011	Salt	Fertilizer	& Other (a)	Total
Sales to external customers	$885.3	$209.6	$10.8	$1,105.7
Intersegment sales	0.8	6.4	(7.2)	-
Shipping and handling cost	268.5	25.3	-	293.8
Operating earnings (loss) (b)	184.7	77.0	(46.4)	215.3
Depreciation, depletion and amortization	40.2	20.2	4.3	64.7
Total assets	758.8	378.2	68.5	1,205.5
Capital expenditures (c)	51.6	43.4	12.4	107.4

(a)	Other includes corporate entities, records management operations, other incidental operations and eliminations. Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan and other assets not allocated to the operating segments. In addition, operating earnings in 2012 include approximately $3.3 million of transition costs related to the retirement of the Company’s Chief Executive Officer.
(b)	The Company estimated that the effect of the tornado reduced operating earnings for the salt segment by approximately $21 million and $16 million in 2012 and 2011. In the fourth quarter of 2013, the Company recognized a gain of $9 million in its specialty fertilizer segment from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at its solar evaporation ponds in 2010 and a charge of $4.7 million in its salt segment from a ruling against the Company related to a labor matter.
(c)	The salt segment includes approximately $15 million, $35 million and $17 million of capital expenditures during 2013, 2012 and 2011, respectively, to replace and, in some instances, improve property, plant and equipment damaged or destroyed by the tornado at the Company’s Goderich, Ontario facilities in 2011.

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2013	2012	2011
United States (a)	$774.3	$617.4	$733.3
Canada	256.7	231.6	246.4
United Kingdom	87.1	50.9	83.6
Other	11.5	42.0	42.4
Total sales	$1,129.6	$941.9	$1,105.7

(a)      United States sales exclude product sold to foreign customers at U.S. ports.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long-Lived Assets	2013	2012
United States	$395.1	$368.4
Canada	354.4	356.3
United Kingdom	66.8	56.2
Other	6.6	6.7
Total long-lived assets	$822.9	$787.6

15.	EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  In addition, the guidance requires retrospective presentation of prior periods.
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2013	2012	2011
Numerator:
Net earnings	$130.8	$88.9	$149.0
Less: Net earnings allocated to participating securities (a)	(1.0)	(1.1)	(2.3)
Net earnings available to common shareholders	$129.8	$87.8	$146.7

Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	33,403	33,109	32,906
Weighted average equity awards outstanding	17	26	28
Shares for diluted earnings per share	33,420	33,135	32,934

Net earnings per common share, basic	$3.89	$2.65	$4.46

Net earnings per common share, diluted	$3.88	$2.65	$4.45

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 250,000, 409,000 and 522,000 for 2013, 2012 and 2011, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 455,000, 678,000 and 716,000 weighted options outstanding for 2013, 2012 and 2011, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

16.	QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2013
Sales	$383.7	$173.8	$184.7	$387.4
Gross profit (a)	$91.3	$41.9	$45.8	$107.0
Net earnings (a)	$46.4	$10.6	$15.4	$58.4
Net earnings per share, basic	$1.38	$0.32	$0.46	$1.73
Net earnings per share, diluted	$1.38	$0.32	$0.46	$1.73
Basic weighted-average shares outstanding (in thousands)	33,282	33,380	33,469	33,477
Diluted weighted-average shares outstanding (in thousands)	33,309	33,411	33,484	33,487
2012
Sales	$315.3	$178.5	$181.0	$267.1
Gross profit (a)	$82.8	$38.5	$36.2	$69.6
Net earnings (a)	$39.9	$9.5	$9.4	$30.1
Net earnings per share, basic	$1.19	$0.28	$0.28	$0.90
Net earnings per share, diluted	$1.19	$0.28	$0.28	$0.90
Basic weighted-average shares outstanding (in thousands)	33,035	33,093	33,110	33,195
Diluted weighted-average shares outstanding (in thousands)	33,058	33,118	33,138	33,225

(a) In 2012, the Company’s gross profit and net earnings were impacted by the effects of a tornado in Goderich, Ontario.  The Company estimated the effect of the tornado reduced gross profit by approximately $14 million, $3 million, $1 million and $3 million in the first, second, third and fourth quarters of 2012, respectively.  The Company estimated the effects of the tornado reduced net earnings by approximately $10 million, $2 million, $1 million and $2 million in the first, second, third and fourth quarters of 2012, respectively.  The Company estimated the effects of the tornado were immaterial in 2013.  In the fourth quarter of 2013, the Company recognized a gain of $9 million ($5.7 million, net of taxes) from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at its solar evaporation ponds in 2010 and a charge of $4.7 million ($2.8 million, net of taxes) from a ruling against the Company related to a labor matter.

17.	SUBSEQUENT EVENTS

Dividend Declared:
On February 7, 2014, the board of directors declared a quarterly cash dividend of $0.60 per share on the Company’s outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2013 of $0.545 per share.  The dividend will be paid on March 14, 2014, to stockholders of record as of the close of business on February 28, 2014.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
In connection with this Annual Report on Form 10-K for the year ended December 31, 2013, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

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
Management conducts an evaluation and assesses the effectiveness of the Company’s internal control over financial reporting as of the reporting date. In making its assessment of internal control over financial reporting, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2013, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2013, and has also issued an audit report dated February 24, 2014, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K
\
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I to this Form 10-K under the caption “Executive Officers of Registrant”.
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 – Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Executive Compensation Framework and Governance” of the definitive proxy statement filed pursuant to Regulation 14A for the 2014 annual meeting of stockholders (“2014 Proxy Statement”).  Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2014 Proxy Statement.

Code of Ethics
The Company has adopted a code of ethics for its executive and senior financial officers, violations of which are required to be reported to the CEO and the audit committee. The code of ethics is posted on the Company’s website at www.compassminerals.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the executive compensation tables in the “Compensation Discussion and Analysis” to be included in the 2014 Proxy Statement.

ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership of Certain Beneficial Owners and Management” to be included in the 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Review and Approval of Transactions with Related Persons” and “Information Regarding Board of Directors and Committees” to be included in the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Registered Accounting Firm” to be included in the 2014 Proxy Statement.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	73

Reports of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2013 and 2012	45

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2013	46

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2013	47

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013	48

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2013	49

Notes to Consolidated Financial Statements	50

Schedule II – Valuation Reserves	75

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2013, 2012 and 2011

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions (1)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2013	$2.4	$0.7	$(1.5)	$1.6
2012	2.4	0.2	(0.2)	2.4
2011	2.8	(0.2)	(0.2)	2.4
Deducted from Deferred Income Taxes — Valuation Allowance
2013	$1.3	$-	$(0.2)	$1.1
2012	1.5	0.1	(0.3)	1.3
2011	2.3	0.2	(1.0)	1.5

(1)	Deduction for purposes for which reserve was created.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.2
Indenture, dated as of June 5, 2009, by and among Compass Minerals International, Inc., the Guarantors named therein, and U.S. National Bank Association, as trustee, relating to the 8% Senior Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated June 8, 2009).

4.3	Form of 8% Senior Notes due 2019 (included as Exhibit A to Exhibit 4.2).
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

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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

10.6
Amendment dated December 20, 2013 to Credit Agreement dated as of November 28, 2001 among Compass Minerals International, Inc, Sifto Canada Corp., Salt Union Limited, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated December 23, 2013) and to the US Collateral and Guaranty Agreement dated as of September 30, 2010 among Compass Minerals International, Inc., each subsidiary of Compass Minerals International, Inc. party thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010) .

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

10.10
Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated December 19, 2012).

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

10.14*	2014 Summary of Non-Employee Director Compensation.
10.15*	Amendment to 2012 and 2013 Independent Director Deferred Stock Award Agreement for Eric Ford.
10.16
Compass Minerals International, Inc. Form of 2012 Independent Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

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

10.23
2011 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.24
2012 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.25
2013 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

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

10.30
2013 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2013).

10.31	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.32
Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.33
First Amendment to the Compass Minerals International, Inc. Restoration Plan dated as of December 5, 2007 (incorporated herein by reference to Exhibit 10.27 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

10.34
Second Amendment to the Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

10.35*	2013 Form of Change in Control Severance Agreement.
10.36	Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed dated January 23, 2006).
10.37*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.35 and 10.36 herein.
10.38
Employment Agreement effective January 17, 2013 between Compass Minerals International, Inc. and Fran Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated January 10, 2013).

10.39
Change in Control Severance Agreement dated January 17, 2013 between Compass Minerals International, Inc. and Fran Malecha (incorporated herein by reference to Exhibit 10.40 to Compass Minerals International, Inc.’s Annual Report on Form 10-K).

10.40
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 27, 2006).

10.41
Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.42	Annual Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).
10.43
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s current Report on Form 8-K dated March 26, 2009).

10.44	Retirement Agreement dated October 1, 2012 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated October 3, 2012).
10.45
Final Release and Waiver of Claims by and between Compass Minerals International, Inc. and Keith E. Clark (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q dated July 30, 2013).

10.46*	Final Release and Waiver of Claims by and between Compass Minerals International, Inc. and Gerald Bucan.
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Rodney L. Underdown, Vice President and Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Francis J. Malecha, President and Chief Executive Officer and Rodney L. Underdown, Vice President and Chief Financial Officer.
95*	Mine Safety Disclosures.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

101**
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

____________
*	Filed herewith.
**	Furnished herewith.
***	Confidential treatment has been requested for portions of this exhibit. The confidential portions of the exhibit have been filed separately with the SEC.

COMPASS MINERALS INTERNATIONAL, INC.	2013 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ FRANCIS J. MALECHA
Date: February 24, 2014	Francis J. Malecha
President and Chief Executive Officer

/s/ RODNEY L. UNDERDOWN
Date: February 24, 2014	Rodney L. Underdown
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2014.

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