Form 10-Q
period 2014-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2014-04-29
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 25, 2014 was 33,533,232 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$283.4	$159.6
Receivables, less allowance for doubtful accounts of $1.3 in 2014 and $1.6 in 2013	158.4	211.9
Inventories	94.1	180.7
Deferred income taxes, net	6.6	7.9
Other	13.7	17.3
Total current assets	556.2	577.4
Property, plant and equipment, net	676.2	677.3
Intangible assets, net	70.7	72.5
Other	76.1	77.6
Total assets	$1,379.2	$1,404.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	69.5	109.4
Accrued expenses	49.7	54.3
Deferred revenue	68.0	56.5
Accrued salaries and wages	17.7	21.6
Income taxes payable	6.4	11.0
Accrued interest	3.0	0.9
Total current liabilities	218.2	257.6
Long-term debt, net of current portion	473.8	474.7
Deferred income taxes, net	77.8	78.4
Other noncurrent liabilities	37.1	39.9
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	73.4	70.4
Treasury stock, at cost — 1,834,588 shares at March 31, 2014 and 1,890,367 shares at December 31, 2013	(3.5)	(3.6)
Retained earnings	482.5	452.5
Accumulated other comprehensive income	19.5	34.5
Total stockholders' equity	572.3	554.2
Total liabilities and stockholders' equity	$1,379.2	$1,404.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended
	March 31,
	2014	2013

Sales	$422.0	$383.7
Shipping and handling cost	130.7	115.3
Product cost	199.0	177.1
Gross profit	92.3	91.3
Selling, general and administrative expenses	25.3	23.8
Operating earnings	67.0	67.5

Other (income) expense:
Interest expense	4.4	4.4
Other, net	(3.1)	(0.4)
Earnings before income taxes	65.7	63.5
Income tax expense	15.5	17.1
Net earnings	$50.2	$46.4

Basic net earnings per common share	$1.49	$1.38
Diluted net earnings per common share	$1.49	$1.38

Weighted-average common shares outstanding (in thousands):
Basic	33,502	33,282
Diluted	33,520	33,309

Cash dividends per share	$0.60	$0.545

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)
	Three Months Ended March 31,
	2014	2013
Net earnings	$50.2	$46.4
Other comprehensive income (loss):
Unrealized gain from change in pension obligation, net of tax of $(0.1) in 2014 and 2013	0.3	0.3
Unrealized gain on cash flow hedges, net of tax of $(0.2) and $(0.4) in 2014 and 2013	0.2	0.7
Cumulative translation adjustment	(15.5)	(13.4)
Comprehensive income	$35.2	$34.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2014
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2013	$0.4	$70.4	$(3.6)	$452.5	$34.5	$554.2
Dividends on common stock				(20.2)		(20.2)
Stock options exercised		2.0	0.1			2.1
Income tax deficiency from equity awards		(0.2)				(0.2)
Stock-based compensation		1.2				1.2
Comprehensive income (loss)				50.2	(15.0)	35.2
Balance, March 31, 2014	$0.4	$73.4	$(3.5)	$482.5	$19.5	$572.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net earnings	$50.2	$46.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	18.4	17.3
Finance fee amortization	0.3	0.3
Stock-based compensation	1.2	1.5
Deferred income taxes	3.0	0.6
Other, net	(1.6)	0.5
Insurance advances for operating purposes, Goderich tornado	5.0	2.4
Changes in operating assets and liabilities:
Receivables	47.2	(8.2)
Inventories	85.0	93.0
Other assets	3.3	5.8
Accounts payable and accrued expenses	(51.0)	(31.3)
Other liabilities	(0.3)	0.5
Net cash provided by operating activities	160.7	128.8
Cash flows from investing activities:
Capital expenditures	(25.0)	(36.5)
Insurance advances for investment purposes, Goderich tornado	8.7	4.3
Other, net	2.9	0.8
Net cash used in investing activities	(13.4)	(31.4)
Cash flows from financing activities:
Principal payments on long-term debt	(0.9)	(1.0)
Dividends paid	(20.2)	(18.3)
Proceeds received from stock option exercises	2.1	0.3
Excess tax benefit (deficiency) from equity compensation awards	(0.2)	0.1
Net cash used in financing activities	(19.2)	(18.9)
Effect of exchange rate changes on cash and cash equivalents	(4.3)	(3.1)
Net change in cash and cash equivalents	123.8	75.4
Cash and cash equivalents, beginning of the year	159.6	100.1
Cash and cash equivalents, end of period	$283.4	$175.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2.0	$2.3
Income taxes paid, net of refunds	$12.5	$6.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMP”, “Compass Minerals”, or the “Company”), through its subsidiaries, is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the U.K.  Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer.  The Company provides highway deicing products to customers in North America and the U.K., and specialty fertilizer to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, salt ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  CMP also provides records management services to businesses located in the U.K.

CMP is a holding company with no operations other than those of its wholly owned subsidiaries.  The consolidated financial statements include the accounts of CMP and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2013 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in salt segment sales, primarily with respect to its deicing products. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year.  In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season. Production of deicing salt can vary based on the severity or mildness of the preceding winter season.  Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, disposals that represent a strategic shift that have or will have a major effect on an entity’s operations or financial results should be reported as discontinued operations.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The Company does not expect that the guidance will have a material impact on our consolidated financial statements.

In January 2014, the FASB issued guidance related to service concession arrangements.  The guidance states that entities should not account for certain service concession arrangements with public-sector entities as leases and should not recognize any infrastructure as property, plant and equipment.  The guidance is effective for fiscal years beginning after December 15, 2014.  The Company does not expect that this guidance will have an impact on its consolidated financial statements.

2. Goderich Tornado:

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities.  Both facilities resumed normal production and shipping activities in 2012.  The Company has substantially completed its repairs and reconstruction activities to fully restore the damaged surface structures and operating assets at both facilities.

The Company maintains comprehensive property and casualty insurance, including business interruption, which is expected to provide substantial coverage for the losses that have occurred at these facilities and to the Company’s business losses related to the tornado. The Company recorded impairment of its property, plant and equipment during 2011 through 2013 related to the impacted areas at both of the Goderich facilities.  In addition, the Company incurred clean-up costs related to the storm. The Company expects to be reimbursed for losses from its insurers for substantially all of the replacement and repair costs for its property, plant and equipment and associated clean-up costs incurred, net of the Company’s deductible.

The Company received $13.7 million and $7.5 million of insurance advances in the first quarters of 2014 and 2013, respectively.  The Company recorded $0.8 million of insurance advances as a reduction to salt product cost for the first quarter of 2013 in its consolidated statements of operations to offset recognized impairment charges and site clean-up and restoration costs.  The Company has also recorded approximately $13.7 million and $6.7 million of the insurance advances as deferred revenue in the first quarters of 2014 and 2013, respectively, in the consolidated balance sheets and has presented these amounts in its operating and investing section of the consolidated statements of cash flows for their respective period.  In total, the Company has received $100.0 million of insurance advances since the tornado occurred and recorded approximately $68.0 million and $56.5 million of deferred revenue in its consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges.  However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.

The Company has submitted a substantial business interruption claim to compensate it for lost profits and certain additional expenses incurred related to the ongoing operations.  The Company estimates that the effects from the tornado were immaterial in the first quarters of 2014 and 2013. The Company believes its losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by the Company’s insurance policies as business interruption losses.  The amount of actual business interruption recoveries may differ materially from the Company’s estimates.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses.

3.  Inventories:

Inventories consist of the following (in millions):

	March 31, 2014	December 31, 2013
Finished goods	$52.2	$139.4
Raw materials and supplies	41.9	41.3
Total inventories	$94.1	$180.7

4.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	March 31, 2014	December 31, 2013
Land, buildings and structures and leasehold improvements	$344.2	$347.1
Machinery and equipment	666.5	668.0
Office furniture and equipment	21.5	21.5
Mineral interests	183.3	180.9
Construction in progress	78.3	69.5
	1,293.8	1,287.0
Less accumulated depreciation and depletion	(617.6)	(609.7)
Property, plant and equipment, net	$676.2	$677.3

5.  Goodwill and Intangible Assets, Net:

Intangible assets consist primarily of a potassium chloride (“KCl”) supply agreement, puchased rights to produce SOP, lease rights, water rights, a tradename and customer relationships.  The supply agreement, SOP production rights, lease rights and customer relationships are being amortized over 50 years, 25 years, 25 years and 7-10 years, respectively.  The Company has water rights of $22.9 million as of March 31, 2014 and December 31, 2013, and a tradename, which has a value of $0.7

million in each period.  The water rights and tradename have indefinite lives.   None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $0.5 million in both the first quarters of 2014 and 2013.

The Company has recorded goodwill of approximately $20.0 million and $20.5 million as of March 31, 2014 and December 31, 2013, in other assets of its consolidated balance sheets.  Approximately $13.2 million and $13.8 million of the amounts recorded for goodwill as of March 31, 2014 and December 31, 2013, respectively, were recorded in the Company’s specialty fertilizer segment and the remaining amounts in both periods were recorded in corporate and other.  The decrease in the balance of goodwill in the first quarter of 2014 was a result of the impact of foreign exchange.

6.  Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

At both March 31, 2014 and December 31, 2013, the Company had approximately $4.1 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $0.1 million of tax-effected state NOL carryforwards which expire in 2033. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately $73 million, including interest through March 2014.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that it will post collateral in the form of a $30 million performance bond (including approximately $6 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  As part of the additional required collateral, the Company has previously paid approximately $28 million and it has agreed to pay an additional approximately $3 million during the remainder of 2014 with the remaining collateral balance to be paid after 2014.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through March 31, 2014, related to this matter is approximately $99 million.  The Company has agreed to post collateral in the form of a performance bond for approximately $21 million and has previously made cash payments of approximately $2 million.  The Company is currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $42 million.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor.  As of March 31, 2014, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

7.  Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2014	December 31, 2013
Term Loan due May 2017	$379.3	$380.2
Revolving Credit Facility due August 2017	-	-
8% Senior Notes due June 2019	98.4	98.4
	477.7	478.6
Less current portion	(3.9)	(3.9)
Long-term debt	$473.8	$474.7

The Term Loan and Revolving Credit Facility are secured by substantially all existing and future assets of the Company’s subsidiaries.

8.  U.K. Pension Plan:

The components of net periodic benefit cost related to its U.K. defined benefit pension plan for the three months ended March 31, 2014 and 2013 are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Interest cost on projected benefit obligation	$0.8	$0.8
Expected return on plan assets	(0.9)	(0.7)
Net amortization	0.4	0.4
Net pension expense	$0.3	$0.5

During the first quarters of 2014 and 2013, the Company made $0.4 million of contributions in each period to its U.K. defined benefit pension plan.

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

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002.  DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant.  The Company has completed such investigations of the soils and ground water and has provided the findings to DATCP. The Company is presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site.  All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgement of no further action and is required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.

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

10.  Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended March 31, 2014
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$353.2	$66.1	$2.7	$422.0
Intersegment sales	0.2	0.5	(0.7)	-
Shipping and handling cost	123.1	7.6	-	130.7
Operating earnings (loss)	63.5	16.3	(12.8)	67.0
Depreciation, depletion and amortization	11.4	6.0	1.0	18.4
Total assets	922.9	392.1	64.2	1,379.2

	Three Months Ended March 31, 2013
	Salt	Specialty Fertilizer	Corporate and Other (a)	Total
Sales to external customers	$327.5	$54.0	$2.2	$383.7
Intersegment sales	0.2	0.2	(0.4)	-
Shipping and handling cost	109.1	6.2	-	115.3
Operating earnings (loss)	65.4	15.4	(13.3)	67.5
Depreciation, depletion and amortization	10.4	5.9	1.0	17.3
Total assets	823.9	394.7	71.3	1,289.9

(a)
“Corporate and Other” includes corporate entities, the records management business, other incidental business operations and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

11.  Stockholders’ Equity and Equity Instruments:

In the first quarter of 2014, the Company granted 95,610 stock options, 16,725 restricted stock units (“RSUs”) and 27,574 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

The PSUs granted in 2014 have a three-year performance period beginning in 2014 and ending in 2016.  The PSUs earn between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index over the three-year period.  The performance units will vest three years after the grant date.  The PSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock from the grant date through the vest date for PSUs earned.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first quarter of 2014 is included in the table below. The weighted-average grant date fair value of these options was $15.25.

Range
Fair value of options granted	$14.08 - $16.23
Exercise price	$87.18
Expected term (years)	4-5
Expected volatility	26.5% - 28.8%
Dividend yield	3.4%
Risk-free rate of return	1.4% - 1.6%

To estimate the fair value of the PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk-free rate was determined using the same methodology as the option valuations as discussed above. The estimated fair value of the PSUs granted in 2014 is $105.77 per unit.

During the three months ended March 31, 2014, the Company reissued 36,433 shares of treasury stock related to the exercise of stock options, 15,348 shares related to the release of RSUs which vested and 3,998 shares related to the release of PSUs which vested.  The Company recorded additional tax expense of $0.2 million from its equity compensation awards as a reduction of additional paid-in capital during the first quarter of 2014. During the three months ended March 31, 2014 and 2013, the Company recorded $1.2 million and $1.5 million, respectively, of compensation expense pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2014.

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2013	328,364	$72.88	95,718	$76.09	55,149	$80.89
Granted	95,610	87.18	16,725	87.18	27,574	105.77
Exercised (b)	(36,433)	57.09	-	-	-	-
Released from restriction (b)	-	-	(15,348)	86.47	(3,998)	93.82
Cancelled/Expired	(7,660)	77.33	(2,639)	77.98	(11,016)	92.17
Outstanding at March 31, 2014	379,881	$77.90	94,456	$76.32	67,709	$88.43

(a)	Until they vest, PSUs are included in the table at the 100% attainment level at their grant date and at that level represent one share per unit. The final performance period for the 2011 PSU grant was completed in 2013. The Company issued 3,998 shares and cancelled 9,330 PSUs in March 2014 related to the 2011 PSU grant.
(b)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (“AOCI”) as of and for the three months ended March 31, 2014 and 2013 are as follows (in millions):

Three Months Ended March 31, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.3)	$43.5	$34.5

Other comprehensive income (loss) before reclassifications (b)	0.6	-	(15.5)	(14.9)
Amounts reclassified from accumulated other comprehensive income	(0.4)	0.3	-	(0.1)
Net current period other comprehensive income (loss)	0.2	0.3	(15.5)	(15.0)

Ending balance	$0.5	$(9.0)	$28.0	$19.5

Three Months Ended March 31, 2013 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(9.6)	$67.9	$57.6

Other comprehensive income (loss) before reclassifications (b)	0.4	-	(13.4)	(13.0)
Amounts reclassified from accumulated other comprehensive income	0.3	0.3	-	0.6
Net current period other comprehensive income (loss)	0.7	0.3	(13.4)	(12.4)

Ending balance	$-	$(9.3)	$54.5	$45.2

(a)	With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table above are reflected net of applicable income taxes.
(b)	The Company recorded foreign exchange losses of approximately $8.3 million and $4.9 million in the first quarters of 2014 and 2013, respectively, in accumulated other comprehensive income related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to income for the three months ended March 31, 2014 and 2013 are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(0.6)	$0.5	Product cost
	0.2	(0.2)	Income tax expense (benefit)
Reclassifications, net of income taxes	(0.4)	0.3

Amortization of defined benefit pension:
Amortization of loss	$0.4	$0.4	Product cost
	(0.1)	(0.1)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.3

Total reclassifications, net of income taxes	$(0.1)	$0.6

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

Cash Flow Hedges

As of March 31, 2014, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of March 31, 2014 and December 31, 2013 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations (see Note 11). For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.  Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of March 31, 2014, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2016.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2014 and December 31, 2013, the Company had agreements in place to hedge forecasted natural gas purchases of 3.1 and 2.1 million MMBtus, respectively.

As of March 31, 2014, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $0.9 million of net gains on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of March 31, 2014 and December 31, 2013, (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	March 31, 2014	Balance Sheet Location	March 31, 2014

Commodity contracts(b)	Other current assets	$1.0	Accrued expenses	$0.1
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments		$1.0		$0.2

(a)	As of March 31, 2014, the Company has commodity hedge agreements with four counterparties. The amounts recorded as liabilities are due to one counterparty. The amount recorded as an asset is due from three counterparties
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.1 million of its commodity contracts that are in a payable position against its contracts in receivable positions.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013

Commodity contracts(b)	Other current assets	$0.7	Accrued expenses	$0.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	-
Total derivatives designated as hedging instruments		$0.7		$0.4

(a)	The Company has commodity hedge agreements with three counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to two counterparties. The amount recorded as an asset is due from one counterparty.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.2 million of its commodity contracts that are in a receivable position against its contracts in payable positions and approximately $0.2 million of its commodity contracts that are in a payable position against its contracts in receivable positions.

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

The Company holds marketable securities associated with its non-qualified retirement plan, which are valued based on readily available quoted market prices.  The Company utilizes derivative instruments to manage its risk of changes in natural gas prices.  The fair value of the natural gas derivative instruments are determined using market data of forward prices for all of the Company’s contracts.  The estimated fair values for each type of instrument are presented below (in millions).

	March 31, 2014	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$2.6	$2.6	$-	$-
Derivatives – natural gas instruments	0.9	-	0.9	-
Total Assets	$3.5	$2.6	$0.9	$-
Liability Class:
Liabilities related to non-qualified retirement plan	$(2.6)	$(2.6)	$-	$-
Derivatives – natural gas instruments	(0.1)	-	(0.1)	-
Total Liabilities	$(2.7)	$(2.6)	$(0.1)	$-

(a)	Includes mutual fund investments of approximately 10% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in debt securities of U.S. companies, approximately 35% in short-term investments and approximately 40% in blended funds.

	December 31, 2013	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$4.5	$4.5	$-	$-
Derivatives – natural gas instruments	0.5	-	0.5	-
Total Assets	$5.0	$4.5	$0.5	$-
Liability Class:
Liabilities related to non-qualified retirement plan	$(4.5)	$(4.5)	$-	$-
Derivatives – natural gas instruments	(0.2)	-	(0.2)	-
Total Liabilities	$(4.7)	$(4.5)	$(0.2)	$-

(a)	Includes mutual fund investments of approximately 5% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small to mid-cap U.S. companies, approximately 65% in short-term investments and approximately 25% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.6 million and $4.5 million as of March 31, 2014 and December 31, 2013, respectively, are stated at fair value based on quoted market prices.  As of March 31 2014, the estimated fair value of the fixed-rate 8% Senior Notes, based on available trading information, totaled $105.0 million (level 2) compared with the aggregate principal amount at maturity of $100 million. The fair value at March 31, 2014 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, approximates its carrying value of $379.3 million (level 2).

14.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended
	March 31,
	2014	2013
Numerator:
Net earnings	$50.2	$46.4
Less: net earnings allocated to participating securities (a)	(0.4)	(0.5)
Net earnings available to common shareholders	$49.8	$45.9

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,502	33,282
Weighted-average awards outstanding (b)	18	27
Shares for diluted earnings per share	33,520	33,309
Net earnings per common share, basic	$1.49	$1.38
Net earnings per common share, diluted	$1.49	$1.38

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 220,000 and 322,000 for the three months ended 2014 and 2013, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 373,000 and 597,000 weighted-awards outstanding for the three months ended 2014 and 2013, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

15.  Subsequent Event

In April 2014, the Company completed the acquisition of Wolf Trax Inc., a privately held corporation, which develops and distributes plant nutrition products.  The Company purchased all of the stock of Wolf Trax, Inc. for $95 million Canadian dollars (approximately $86 million U.S. dollars at the closing date), subject to customary adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: domestic and international general business and economic conditions; uninsured risks and hazards associated with underground mining operations; losses for acts of nature which may not  be fully reimbursable through our insurance carriers; the timing of any insurance reimbursements may not correspond to the period in which the loss was incurred; governmental policies affecting the agricultural industry, consumer and industrial industry or highway maintenance programs in localities where we or our customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies and prices of raw materials and energy used in manufacturing certain of our products and the price or availability of transportation services; capacity constraints limiting the production of certain products; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving or renewing required governmental and regulatory approvals; the impact of new technology on the demand for our products; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the impact of the Company’s indebtedness and interest rates changes; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and tax proceedings, including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; the impact of credit and capital markets, including the risks of customer and counterparty defaults and declining credit availability; changes in tax laws or estimates; cyber security issues; and other risk factors reported in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) as updated quarterly on Form 10-Q.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on February 24, 2014, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Results of Operations

Salt Segment

Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted through a variety of economic cycles. We are among the lowest-cost salt producers in our markets because our salt deposits are high-grade quality and among the most extensive in the world, and because we use effective mining techniques and efficient production processes.  Since the highway deicing business accounts for nearly half of our annual sales, our business is seasonal; therefore results and cash flows will vary depending on the severity of the winter weather in our markets.

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of our salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in the markets we serve.  Inventory management practices are employed to respond to the varying level of sales demand which impacts our production volumes, the resulting per-ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter and earnings are typically lower than the first and fourth quarters.

We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data. Weather affects our highway and consumer and industrial deicing salt sales volumes and resulting gross profit. The frequency of winter weather events was above average in both the first quarter of 2014 and the first quarter of 2013 in the markets we serve.  The more severe winter in the first quarter of 2014 favorably impacted our sales and our operating earnings when compared to the first quarter of 2013.

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

Worldwide consumption of potash has increased in response to growing populations and the need for additional food supplies.  We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yield efficiencies.  In recent years, potash prices, including SOP, have experienced more volatility when compared to prices experienced in previous years, although our average realized price for SOP has been relatively stable over the past 3 years.

Our SOP production facility in Ogden, Utah, the largest in North America and one of only three SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two- to three-year production cycle. Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds, and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP mineral feedstock available to convert into finished product.  Due to lower raw material solar pond harvest in 2012, we purchased and consumed potassium mineral feedstock for SOP production, which was at a higher per-unit cost than our solar evaporated feedstock. The higher per-unit production costs for the inventory produced in 2012 significantly impacted our margins in the first quarter of 2013 when the remaining inventory produced in 2012 was sold.  In 2013, our SOP production facility in Ogden experienced operational issues which impacted the process that converts these raw materials to finished goods.  In addition, the Ogden facility began operating at production volumes which were lower than the anticipated design capacities of the expansion.  We expect the current solar pond-based effective capacity to be up to 320,000 tons annually for the Ogden facility beginning in 2014. We are focusing our sales efforts domestically in markets which typically yield higher average selling prices, net of shipping and handling costs, due to their proximity to our facilities when compared to international markets.  Beginning in the latter half of 2013, we purchased and consumed KCl feedstock at our Ogden facility for conversion into SOP.  These KCl feedstock purchases helped increase production volumes, yet resulted in increased per-unit costs.  As the spread between market prices for SOP and KCl has increased, the economics of producing SOP partly from KCl has improved for our unique KCl conversion process.  While these KCl purchases will increase our expected full year product cost and reduce the resulting margin percentages, they also are expected to increase the amount of our gross profit.  Future purchases of KCl will be based upon several factors, including but not limited to, the cost of converting KCl to SOP and SOP market prices.

General

We contract with bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs when compared to alternative methods of distribution, although shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Future period per-unit costs will continue to be influenced by oil-based fuel costs, a significant component of shipping and handling costs.  Shipping and handling costs on a per-ton basis for the first quarter of 2014 were approximately the same as the first quarter of 2013.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our SOP, deicing and water conditioning products, are also significant.  Our production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  The market-based price for KCl increased significantly in recent years, causing continued price increases under our supply contracts.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications at higher prices, which increased input costs.  Our SOP production facility in Saskatchewan, Canada, purchases KCl under a long-term supply agreement, which is not based upon the market price of KCl.  One of the production methods uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, specialty fertilizer segment, our records management business and unallocated corporate activities.  The results of operations of the records management business and other incidental revenues include sales of $2.7 million and $2.2 million for the first quarters of 2014 and 2013, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended
	March 31,
	2014	2013
Salt Sales (in millions)
Salt sales	$353.2	$327.5
Less: salt shipping and handling	123.1	109.1
Salt product sales	$230.1	$218.4

Salt Sales Volumes (thousands of tons)
Highway deicing	4,742	4,358
Consumer and industrial	654	535
Total tons sold	5,396	4,893

Average Salt Sales Price (per ton)
Highway deicing	$53.75	$57.31
Consumer and industrial	150.28	145.37
Combined	65.45	66.93

Specialty Fertilizer ("SOP") Sales (in millions)
SOP sales	$66.1	$54.0
Less: SOP shipping and handling	7.6	6.2
SOP product sales	$58.5	$47.8

SOP Sales Volumes (thousands of tons)	107	88
SOP Average Price (per ton)	$616	$615

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Sales

Sales for the first quarter of 2014 of $422.0 million increased $38.3 million, or 10% compared to $383.7 million for the same quarter of 2013. Sales primarily include revenues from the sale of our salt and specialty fertilizer products and shipping and handling costs incurred to deliver salt and specialty fertilizer products to our customers, or “product sales,” and revenues from our records management business.  Shipping and handling costs were $130.7 million during the first quarter of 2014, an increase of $15.4 million or 13% compared to $115.3 million for the same quarter of 2013.  The increase in shipping and handling costs is primarily due to higher salt and specialty fertilizer sales volumes in the first quarter of 2014 when compared to the same period of 2013.

Product sales for the first quarter of 2014 of $288.6 million increased $22.4 million, or 8% compared to $266.2 million for the same period in 2013, reflecting higher product sales in both the salt and specialty fertilizer segments.

Salt product sales for the first quarter of 2014 of $230.1 million increased $11.7 million, or 5% compared to $218.4 million for the same period in 2013.  The increase in the first quarter of 2014 was due to higher salt segment sales volumes, which contributed approximately $48 million to the increase in salt product sales.  Salt sales volumes in 2014 increased by approximately 0.5 million tons from 2013 levels consisting of higher highway and consumer deicing sales volumes principally due to the more severe winter weather experienced in the first quarter of 2014 in North America when compared to the winter weather experienced in the first quarter of 2013 in the markets we serve, which was partially offset by lower salt sales volumes in the U.K. due to their mild winter.  The increase in salt product sales was partially offset by a decline in average salt sales prices due primarily to a decline in the average highway sales price as a result of lower contract pricing experienced from the 2014 bid season when compared to the prior year. In addition, the exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first quarter of 2014 unfavorably impacted salt product sales by approximately $6 million when compared to the exchange rates used in the first quarter of 2013.

SOP product sales during the first quarter of 2014 of $58.5 million increased $10.7 million, or 22% compared to $47.8 million for the same period in 2013.  This increase was due to a 22% increase in sales volumes in the first quarter of 2014 compared to the same period in the prior year.  The average selling price of specialty fertilizer in the first quarter of 2014 was approximately the same as the same period in 2013.

Gross Profit

Gross profit for the first quarter of 2014 of $92.3 million increased $1.0 million, or 1% compared to $91.3 million in the same period of 2013.  As a percent of sales, gross margin decreased by two percentage points, from 24% in the first quarter of 2013 to 22% in the first quarter of 2014.  The increase in specialty fertilizer segment gross profit of approximately $2 million in the first quarter of 2014 was principally due to higher sales volumes when compared to the same period in the prior year. Both periods were impacted by higher per-unit production costs as we purchased and consumed KCl and mineral feedstock to supplement production although costs in the first quarter of 2014 were elevated when compared to the same period in 2013.

The gross profit for the salt segment decreased by approximately $1 million due primarily to lower average selling prices for highway deicing products, which was substantially offset by higher salt sales volumes.  In addition, the effects of exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first quarter of 2014 unfavorably impacted salt gross profit by approximately $1 million when compared to the exchange rates used in the first quarter of 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2014 of $25.3 million increased $1.5 million, or 6% compared to $23.8 million for the same period in 2013. The increase in expense is primarily due to costs related to an acquisition which was subsequently completed in April 2014.

Other income, net

Other income was $3.1 million for the first quarter of 2014 compared to income of $0.4 million in the first quarter of 2013.  Net foreign exchange gains increased by $2.7 million in the first quarter of 2014 when compared to the same period in 2013.
Income Tax Expense

Income tax expense for the first quarter of 2014 was $15.5 million, a decrease of $1.6 million compared to $17.1 million for the same quarter of 2013 partially due to a higher proportion of pre-tax income in lower tax jurisdictions.  Our effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $283.4 million as of March 31, 2014 increased $123.8 million over December 31, 2013 resulting from operating cash flows of $160.7 million generated in the first quarter of 2014.  We used a portion of those cash flows to fund capital expenditures of $25.0 million and to pay dividends on our common stock of $20.2 million.  Subsequent to the end of the first quarter of 2014, we used approximately $95 million Canadian dollars (approximately $86 million U.S. dollars at the closing date) of our cash on hand to purchase Wolf Trax Inc.

As of March 31, 2014, we had $477.7 million of principal indebtedness consisting of $98.4 million 8% senior notes ($100 million at maturity) due 2019 and $379.3 million of borrowings outstanding under our credit agreement.  No amounts were outstanding under our $125 million revolving credit facility as of March 31, 2014. We had $7.7 million of outstanding letters of credit as of March 31, 2014, which reduced our revolving credit facility borrowing availability to $117.3 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our credit agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 8% senior notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of March 31, 2014, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 8% senior notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of March 31, 2014, a substantial portion of our cash and cash equivalents (in the consolidated balance sheets) was either held directly or indirectly by foreign subsidiaries.  Due in part to the seasonality of our domestic business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short-term working capital requirements by accessing our $125 million revolving line of credit.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax position on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Canadian provincial tax authorities have challenged tax positions claimed by one of our Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately $73 million, including interest through March 2014.  We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  We and the tax authority have agreed that we will post collateral in the form of a $30 million performance bond (including approximately $6 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  As part of the additional required collateral, we have previously paid approximately $28 million and we have agreed to pay an additional approximately $3 million during the remainder of 2014 with the remaining collateral balance to be paid after 2014.  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed us for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through March 31, 2014, related to this matter is approximately $99 million.  We have agreed to post collateral in the form of a performance bond for approximately $21 million and have previously made cash payments of approximately $2 million.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $42 million.

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

In August 2011, a tornado in Goderich, Ontario, struck our salt mine and our salt mechanical evaporation plant.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities. We expect to be reimbursed by our insurers for substantially all of the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred. However, there can be no assurance that all losses will be fully or even substantially reimbursed. Currently, we believe a final settlement will occur in 2014. We had approximately $4 million of capital expenditures (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) in the first quarter of 2013 due to the tornado.

We also have submitted a substantial business interruption claim to compensate us for lost profits and certain additional expenses incurred related to the ongoing operations.  We estimate that the effects from the tornado were immaterial in the first quarters of 2014 and 2013.  We believe our losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by our insurance policies as business interruption losses.  However, the amount of actual business interruption recoveries may differ materially from our current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity. Since the tornado occurred, we have received insurance advances totaling $100.0 million, including $13.7 million and $7.5 million in the first quarters of 2014 and 2013, respectively.  We have approximately $68.0 million of deferred revenue recorded as of March 31, 2014 in our consolidated balance sheets. The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged and destroyed property, plant and equipment and the related impairment charges.

For the Three Months Ended March 31, 2014 and 2013

Net cash flows provided by operating activities for the three months ended March 31, 2014 were $160.7 million, an increase of $31.9 million compared to $128.8 million for the first quarter of 2013. We had a reduction in working capital items of $84.5 million in the first quarter of 2014 compared to a reduction of $59.3 million in the first quarter 2013. These reductions provided a portion of our cash flows from operations, and reflect the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $13.4 million and $31.4 million for the three months ended March 31, 2014 and 2013, respectively, resulted from capital expenditures of $25.0 million and $36.5 million, respectively.  Our capital expenditures in 2013 include expenditures of approximately $4 million (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) for the replacement of property, plant and equipment damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements. In addition, we received $8.7 million and $4.3 million of insurance advances that were presented as investment activities during the first quarters of 2014 and 2013, respectively.

Financing activities during the first quarter of 2014 used $19.2 million of cash flows, primarily to make $20.2 million of dividend payments and $0.9 million of debt payments.  During the first quarter of 2013, we used $18.9 million of cash flows, primarily to make $18.3 million of dividend payments and $1.0 million of debt payment.  Both periods were partially offset by proceeds received from stock option exercises.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of CMP.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”).  Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations. Our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are essential elements of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items in other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and ongoing consequence of our operations.  We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended March 31,
	2014	2013
Net earnings	$50.2	$46.4
Interest expense	4.4	4.4
Income tax expense	15.5	17.1
Depreciation, depletion and amortization	18.4	17.3
EBITDA	88.5	85.2
Other non-operating expenses:
Other income, net	(3.1)	(0.4)
Adjusted EBITDA	$85.4	$84.8

Our operating earnings were favorably impacted in the first quarter of 2014 and to a lesser degree in the first quarter of 2013 by the winter weather in the markets we serve.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, disposals that represent a strategic shift that have or will have a major effect on an entity’s operations or financial results should be reported as discontinued operations.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We do not expect that the guidance will have a material impact on our consolidated financial statements.

In January 2014, the FASB issued guidance related to service concession arrangements.  The guidance states that entities should not account for certain service concession arrangements with public-sector entities as leases and should not recognize any infrastructure as property, plant and equipment.  The guidance is effective for fiscal years beginning after December 15, 2014.  We do not expect that this guidance will have an impact on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing by entering into forward derivative instruments, and may take further actions to mitigate our exposure to interest rates and to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. The Company’s market risk exposure related to these items has not changed materially since December 31, 2013.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company from time to time is involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2014 with respect to legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously discussed in Item 1A of the Company’s Form 10-K for the year ended December 31, 2013.

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

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	2014 Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan
10.2*	Management Annual Incentive Compensation Plan Summary
10.3*	Current Form of Three-Year Performance Stock Unit Award Agreement
10.4*	Current Form of Non-Qualified Stock Option Award Agreement
10.5*	Current Form of Restricted Stock Unit Award Agreement
10.6*	Current Form of Foreign Director Deferred Compensation Award Agreement
10.7*	Amended and Restated Salt and Surface Lease dated January 1, 2014 by and between Island Partnership, L.L.C., JMB Cote Blanche L.L.C., CFB, LLC, and Carey Salt Company
10.8*	Share Purchase Agreement dated March 19, 2014 by and between Compass Minerals Manitoba Inc, Compass Minerals International, Inc and the shareholders of Wolf Trax Inc.
31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer
31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer
95*	Mine Safety Disclosures
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: April 29, 2014	/s/ FRANCIS J. MALECHA
Francis J. Malecha
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2014	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Chief Financial Officer
(Principal Financial and Accounting Officer)