Form 10-Q
period 2014-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2014-07-28
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 24, 2014 was 33,565,300 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$304.0	$159.6
Receivables, less allowance for doubtful accounts of $1.4 in 2014 and $1.6 in 2013	100.7	211.9
Inventories	159.8	180.7
Deferred income taxes, net	6.6	7.9
Other	27.9	17.3
Total current assets	599.0	577.4
Property, plant and equipment, net	691.9	677.3
Intangible assets, net	114.9	72.5
Goodwill	73.8	20.5
Other	61.6	57.1
Total assets	$1,541.2	$1,404.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	66.3	109.4
Accrued expenses	51.3	54.3
Deferred revenue	70.4	56.5
Accrued salaries and wages	19.3	21.6
Income taxes payable	0.7	11.0
Accrued interest	0.5	0.9
Total current liabilities	212.4	257.6
Long-term debt, net of current portion	624.4	474.7
Deferred income taxes, net	91.5	78.4
Other noncurrent liabilities	38.7	39.9
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	77.0	70.4
Treasury stock, at cost — 1,807,494 shares at June 30, 2014 and 1,890,367 shares at December 31, 2013	(3.4)	(3.6)
Retained earnings	461.6	452.5
Accumulated other comprehensive income	38.6	34.5
Total stockholders' equity	574.2	554.2
Total liabilities and stockholders' equity	$1,541.2	$1,404.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales	$186.6	$173.8	$608.6	$557.5
Shipping and handling cost	44.8	40.3	175.5	155.6
Product cost	104.3	91.6	303.3	268.7
Gross profit	37.5	41.9	129.8	133.2
Selling, general and administrative expenses	24.1	27.2	49.4	51.0
Operating earnings	13.4	14.7	80.4	82.2

Other (income) expense:
Interest expense	4.5	4.4	8.9	8.8
Other, net	7.1	(2.7)	4.0	(3.1)
Earnings before income taxes	1.8	13.0	67.5	76.5
Income tax expense	2.5	2.4	18.0	19.5
Net earnings (loss)	$(0.7)	$10.6	$49.5	$57.0

Basic net earnings (loss) per common share	$(0.02)	$0.32	$1.47	$1.69
Diluted net earnings (loss) per common share	$(0.02)	$0.32	$1.47	$1.69

Weighted-average common shares outstanding (in thousands):
Basic	33,549	33,380	33,526	33,332
Diluted	33,549	33,411	33,546	33,362

Cash dividends per share	$0.60	$0.545	$1.20	$1.09

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net earnings (loss)	$(0.7)	$10.6	$49.5	$57.0
Other comprehensive income (loss):
Gain from change in pension obligations, net of tax of $(0.1) and $(0.2) in the three and six months ended June 30, 2014, respectively, and $(0.1) and $(0.2) in the three and six months ended June 30, 2013, respectively	0.3	0.3	0.6	0.6
Net gain (loss) on cash flow hedges, net of tax of $0.1 and $(0.1) in the three and six months ended June 30, 2014, respectively, and $0.3 and $(0.1) in the three and six months ended June 30, 2013, respectively	(0.1)	(0.5)	0.1	0.2
Cumulative translation adjustment	18.9	(15.2)	3.4	(28.6)
Comprehensive income (loss)	$18.4	$(4.8)	$53.6	$29.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2014
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance, December 31, 2013	$0.4	$70.4	$(3.6)	$452.5	$34.5	$554.2
Dividends on common stock				(40.4)		(40.4)
Stock options exercised		4.2	0.2			4.4
Income tax deficiency from equity awards		(0.3)				(0.3)
Stock-based compensation		2.7				2.7
Comprehensive income				49.5	4.1	53.6
Balance, June 30, 2014	$0.4	$77.0	$(3.4)	$461.6	$38.6	$574.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$49.5	$57.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	37.2	35.4
Finance fee amortization	0.6	0.6
Early extinguishment of debt	6.9	-
Stock-based compensation	2.7	2.6
Deferred income taxes	2.3	1.4
Other, net	(0.8)	(0.1)
Insurance advances for operating purposes, Goderich tornado	5.0	3.2
Changes in operating assets and liabilities, net of acquisition:
Receivables	107.9	68.1
Inventories	22.8	41.3
Other assets	(12.7)	2.7
Accounts payable and accrued expenses	(60.4)	(37.3)
Other liabilities	0.8	0.9
Net cash provided by operating activities	161.8	175.8
Cash flows from investing activities:
Capital expenditures	(49.0)	(55.5)
Acquisition of a business	(86.1)	-
Insurance advances for investment purposes, Goderich tornado	8.7	11.9
Other, net	3.1	2.4
Net cash used in investing activities	(123.3)	(41.2)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250.0	-
Principal payments on long-term debt	(100.4)	(1.9)
Premium and other payments to refinance debt	(5.5)	-
Deferred financing costs	(3.1)	-
Dividends paid	(40.4)	(36.5)
Proceeds received from stock option exercises	4.4	7.6
Excess tax benefit (deficiency) from equity compensation awards	(0.3)	0.6
Net cash provided by (used in) financing activities	104.7	(30.2)
Effect of exchange rate changes on cash and cash equivalents	1.2	(8.1)
Net change in cash and cash equivalents	144.4	96.3
Cash and cash equivalents, beginning of the year	159.6	100.1
Cash and cash equivalents, end of period	$304.0	$196.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$8.6	$8.6
Income taxes paid, net of refunds	$28.5	$12.3

In connection with the acquisition of Wolf Trax, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired	$98.7
Cash paid during the second quarter of 2014	(86.1)
Liabilities assumed	$12.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMP”, “Compass Minerals”, or the “Company”), through its subsidiaries, is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the U.K.  Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), which is primarily used as a specialty crop fertilizer.  The Company provides highway deicing products to customers in North America and the U.K., and plant nutrition products to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, salt ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  CMP also provides records management services to businesses located in the U.K.

CMP is a holding company with no operations other than those of its wholly owned subsidiaries.  The consolidated financial statements include the accounts of CMP and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2013 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

Reclassifications – The prior year amount for goodwill included in other assets in the Company’s consolidated financial statements has been disaggregated due to the significance of goodwill resulting from the Wolf Trax, Inc. acquisition.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers.  The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services.  This guidance is effective for fiscal years and interim periods with those years beginning after December 15, 2016 and early adoption is not permitted.  The guidance permits the use of either a retrospective or cumulative effect transition method.  The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements.

In April 2014, the FASB issued guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, disposals that represent a strategic shift that have or will have a major effect on an entity’s operations or financial results should be reported as discontinued operations.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The Company does not expect that the guidance will have a material impact on our consolidated financial statements.

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

2.	Acquisition:

In April 2014, the Company completed the acquisition of Wolf Trax, Inc., a privately held Canadian corporation, which develops and distributes plant nutrition products.  The Company purchased all of the stock of Wolf Trax, Inc. for $95 million

Canadian dollars (approximately $86 million U.S. dollars at the closing date) in cash, subject to customary adjustments.  Wolf Trax, Inc. develops innovative crop nutrient products based upon proprietary technologies.  The acquisition provides an opportunity for the Company to enter a new market and position itself as a key resource for premium plant nutrition products.

The acquisition has been accounted for as a business combination in accordance with GAAP and the results of operations have been included from the date of acquisition in the Company’s plant nutrition segment (formerly known as the specialty fertilizer segment).  Pro forma results of operations have not been presented as the pro forma revenues and earnings were not significant to the historical periods. The Company engaged an independent third-party expert to assist in the allocation of the purchase price. The fair value of intangible assets and working capital adjustments have not been finalized as of June 30, 2014.  The preliminary purchase price, subject to customary closing adjustments, was allocated to the assets acquired and liabilities assumed based on the estimated fair values as follows (in millions):

Estimated
Fair
Value
Receivables	$2.3
Inventories	1.8
Other current assets	0.1
Property, plant and equipment	0.3
Intangible assets	42.8
Goodwill	51.4
Liabilities assumed	(0.9)
Deferred income taxes	(11.7)
Total preliminary purchase price	$86.1

The purchase price in excess of the fair value of tangible assets acquired has been allocated to identifiable intangible assets and goodwill, which are not deductible for tax purposes.  The amount of preliminary goodwill recorded reflects the future earnings and cash flow potential of the new crop nutrition products as well as the complementary strategic fit of the product line.  In connection with the acquisition, the Company acquired identifiable intangible assets, which consisted principally of patents, distributor relationships, developed technology and a trade name.   The fair values were determined using Level 3 inputs (see Note 14 for a discussion of the levels in the fair value hierarchy).  The distributor relationships were valued using a cost approach method.  All of the other identifiable assets were valued using an income approach method.  The preliminary estimated fair values and weighted average amortization periods of the identifiable intangible assets are as follows:

		Weighted
	Estimated	Average
	Fair Value	Amortization
	(in millions)	Period
Identifiable Intangible Assets:
Patents	$18.8	12 years
Developed technology	3.4	5 years
Distributor relationships	6.8	10 years
Trademarks	1.2	10 years
Trade name	12.3	Indefinite
Noncompete agreements	0.3	5 years
Total identifiable intangible assets	$42.8	11 years

3.	Goderich Tornado:

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

The Company received $13.7 million and $18.5 million of insurance advances in the first six months of 2014 and 2013, respectively.  The Company recorded $1.0 million of insurance advances as a reduction to salt product cost for the first six months of 2013 in its consolidated statements of operations to offset recognized asset impairment charges and site clean-up and restoration costs.  The Company has also recorded approximately $13.7 million and $15.1 million of the insurance advances as deferred revenue in the first six months of 2014 and 2013, respectively, in the consolidated balance sheets and has presented these amounts in its operating and investing section of the consolidated statements of cash flows for their respective period.  In total, the Company has received $100.0 million of insurance advances since the tornado occurred and recorded approximately $70.4 million and $56.5 million of deferred revenue in its consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.  The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged property, plant and equipment and the related impairment charges.  However, U.S. GAAP limits the recognition of insurance recoveries in the consolidated financial statements to the amount of recognized losses, provided the Company believes the recoveries are probable. Any gains related to the replacement of property, plant and equipment from insurance recoveries will be recorded in product cost in the consolidated statements of operations when all contingencies relating to the insurance claim have been resolved.

The Company has submitted a substantial business interruption insurance claim to compensate it for lost profits and certain additional expenses incurred related to the ongoing operations.  The Company believes its losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by the Company’s insurance policies as business interruption losses.  The amount of actual business interruption recoveries may differ materially from the Company’s estimates.  Any insurance recoveries related to business interruption will be recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim has been settled.  The Company has not recognized any reduction to product cost from insurance recoveries related to estimated business interruption losses as of June 30, 2014.  The Company expects to settle its insurance claim in the third quarter of 2014 and recognize a gain as a reduction of product cost in its consolidated statements of operations of more than $80 million.

4.	Inventories:

Inventories consist of the following (in millions):

	June 30,	December 31,
	2014	2013
Finished goods	$115.6	$139.4
Raw materials and supplies	44.2	41.3
Total inventories	$159.8	$180.7

5.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	June 30,	December 31,
	2014	2013
Land, buildings and structures and leasehold improvements	$349.5	$347.1
Machinery and equipment	685.7	668.0
Office furniture and equipment	23.4	21.5
Mineral interests	186.0	180.9
Construction in progress	87.9	69.5
	1,332.5	1,287.0
Less accumulated depreciation and depletion	(640.6)	(609.7)
Total property, plant and equipment, net	$691.9	$677.3

6.	Goodwill and Intangible Assets, Net:

Intangible assets, other than the intangible assets acquired in the second quarter of 2014 (see Note 2), consist primarily of a potassium chloride (“KCl”) supply agreement, purchased rights to produce SOP, lease rights, water rights, a trade name and customer relationships.  The KCl supply agreement, SOP production rights, lease rights and customer relationships are being amortized over weighted average periods of 50 years, 25 years, 25 years and 7-10 years, respectively.  The Company has water rights of $22.9 million as of June 30, 2014 and December 31, 2013, and trade names, which have a value of $13.5 million (including $12.8 million related to the Wolf Trax, Inc. acquisition) and $0.7 million as of June 30, 2014 and December 31, 2013, respectively.  The water rights and trade names have indefinite lives.   None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $1.3 million and $0.5 million in the second quarters of 2014 and 2013, respectively, and $1.8 million and $1.0 million in the first six months of 2014 and 2013, respectively.

The asset value and accumulated amortization as of June 30, 2014 and December 31, 2013 for the finite-lived intangibles assets are as follows (in millions):

		SOP	Customer/
	Supply	Production	Distributor	Lease
	Agreement	Rights	Relationships(a)	Rights	Patents(a)	Other(a)	Total
June 30, 2014:
Gross intangible asset	$34.1	$24.3	$9.2	$2.1	$19.4	$5.1	$94.2
Accumumlated amortization	(2.4)	(10.3)	(2.1)	(0.2)	(0.4)	(0.3)	(15.7)
Net intangible assets	$31.7	$14.0	$7.1	$1.9	$19.0	$4.8	$78.5

(a)	Intangible asset values related to the Wolf Trax, Inc. acquisition are preliminary.

		SOP
	Supply	Production	Customer	Lease
	Agreement	Rights	Relationships	Rights	Total
December 31, 2013:
Gross intangible asset	$34.1	$24.3	$2.1	$2.1	$62.6
Accumumlated amortization	(2.0)	(9.8)	(1.8)	(0.1)	(13.7)
Net intangible assets	$32.1	$14.5	$0.3	$2.0	$48.9

The Company has recorded goodwill of $73.8 million and $20.5 million as of June 30, 2014 and December 31, 2013, in its consolidated balance sheets.  Approximately $67.0 million and $13.8 million of the amounts recorded for goodwill as of June 30, 2014 and December 31, 2013, respectively, were recorded in the Company’s plant nutrition segment and the remaining amounts in both periods were immaterial and recorded in its corporate and other and salt segment.  The increase in the balance of goodwill from December 31, 2013 was primarily a result of additional goodwill recorded of $51.4 million related to the acquisition of Wolf Trax, Inc. in April 2014.  The remaining difference was due to the impact of foreign exchange.

7.	Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.  The Company’s effective tax rate for the second quarter of 2014 increased from the same quarter in the prior year due to refinements made in the second quarter of 2014 related to the expected increase in the full-year effective tax rate.

At both June 30, 2014 and December 31, 2013, the Company had approximately $4.1 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $0.1 million of tax-effected state NOL carryforwards which expire in 2033. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately $83 million, including interest through June 2014.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that it will post collateral in the form of a $31 million performance bond (including approximately $6 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  As part of the additional required collateral, the Company has previously paid approximately $30 million and it has agreed to pay an additional approximately $2 million during the remainder of 2014 with the remaining collateral balance to be paid after 2014.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through June, 2014, related to this matter is approximately $104 million.  The Company has agreed to post collateral in the form of a performance bond for approximately $22 million and has previously made cash payments of approximately $2 million. The Company is currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $44 million.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor.  As of June 30, 2014, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

8.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30,	December 31,
	2014	2013
Term Loan due May 2017	$378.3	$380.2
Revolving Credit Facility due August 2017	-	-
8% Senior Notes due June 2019	-	98.4
4.875% Senior Notes due July 2024	250.0	-
	628.3	478.6
Less current portion	(3.9)	(3.9)
Total long-term debt	$624.4	$474.7

In June 2014, the Company issued senior notes (“4.875% Senior Notes”) with an aggregate face amount of $250.0 million due in 2024 which bear interest at a rate of 4.875% per year payable semi-annually in January and July, beginning in January 2015. The 4.875% Senior Notes were issued at their face value.  With the proceeds of the 4.875% Senior Notes, the Company redeemed all of its outstanding $100.0 million aggregate principal amount of 8% senior notes due 2019 (“8% Senior Notes”).  In connection with the debt refinancing, the Company incurred approximately $8.1 million of costs, including $4.1 million of fees that were capitalized as deferred financing costs related to the 4.875% Senior Notes and $4.0 million in call premiums.  The $4.0 million paid for call premiums along with the write-off of $1.4 million of the Company’s unamortized deferred financing costs and approximately $1.5 million of original issue discount, each related to the 8% Senior Notes, were recorded in other expense in the consolidated statements of earnings for the three and six months ended June 30, 2014.

The Term Loan and Revolving Credit Facility are secured by substantially all existing and future assets of the Company’s subsidiaries.

9.	U.K. Pension Plan:

The components of net periodic benefit cost related to its U.K. defined benefit pension plan for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest cost on projected benefit obligation	$0.8	$0.7	$1.6	$1.5
Expected return on plan assets	(0.9)	(0.7)	(1.8)	(1.4)
Net amortization	0.4	0.5	0.8	0.9
Net pension expense	$0.3	$0.5	$0.6	$1.0

During the first six months of 2014 and 2013, the Company made $0.8 million of contributions in each period to its U.K. defined benefit pension plan.

10.	Commitments and Contingencies:

The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.

The Company is aware of an aboriginal land claim filed in 2003 by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never surrendered by treaty and thus seeks a declaration that the Chippewas hold aboriginal title to those submerged lands.  The land to which aboriginal title is claimed includes land under which the Company’s Goderich mine operates and has mining rights granted to it by the government of Ontario. The actions also seek damages for the value and loss of use of lands.  The Company is not a party to the court actions. The Company understands that Canada and Ontario are defending the actions for aboriginal title on the basis, among other things, that common law does not recognize aboriginal title to the Great Lakes and other navigable waterways.

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

As discussed in Note 2, the Company broadened its portfolio of specialty plant nutrient products with the acquisition of Wolf Trax, Inc. in the second quarter of 2014.  The strategic focus of this segment seeks to differentiate the Company’s portfolio of crop nutrient products from commodity fertilizers.  As a result, the specialty fertilizer segment has been renamed plant nutrition.  The results of operations and financial position for Wolf Trax Inc. have been included in the Company’s plant nutrition segment from the date of the acquisition.  Segment information is as follows (in millions):

	Three Months Ended June 30, 2014
		Plant	Corporate
	Salt	Nutrition	and Other (a)	Total
Sales to external customers	$118.7	$65.6	$2.3	$186.6
Intersegment sales	0.2	2.7	(2.9)	-
Shipping and handling cost	37.0	7.8	-	44.8
Operating earnings (loss)	6.8	17.9	(11.3)	13.4
Depreciation, depletion and amortization	10.7	6.9	1.2	18.8
Total assets (as of end of period)	955.4	517.7	68.1	1,541.2

	Three Months Ended June 30, 2013
		Plant	Corporate
	Salt	Nutrition	and Other (a)	Total
Sales to external customers	$127.3	$44.1	$2.4	$173.8
Intersegment sales	0.3	2.7	(3.0)	-
Shipping and handling cost	35.7	4.6	-	40.3
Operating earnings (loss)	15.7	14.0	(15.0)	14.7
Depreciation, depletion and amortization	11.1	5.9	1.1	18.1
Total assets (as of end of period)	818.8	389.5	76.6	1,284.9

	Six Months Ended June 30, 2014
		Plant	Corporate
	Salt	Nutrition	and Other (a)	Total
Sales to external customers	$471.9	$131.7	$5.0	$608.6
Intersegment sales	0.4	3.2	(3.6)	-
Shipping and handling cost	160.1	15.4	-	175.5
Operating earnings (loss)	70.3	34.2	(24.1)	80.4
Depreciation, depletion and amortization	22.1	12.9	2.2	37.2

	Six Months Ended June 30, 2013
		Plant	Corporate
	Salt	Nutrition	and Other (a)	Total
Sales to external customers	$454.8	$98.1	$4.6	$557.5
Intersegment sales	0.5	2.9	(3.4)	-
Shipping and handling cost	144.8	10.8	-	155.6
Operating earnings (loss)	81.1	29.4	(28.3)	82.2
Depreciation, depletion and amortization	21.5	11.8	2.1	35.4

(a)
“Corporate and Other” includes corporate entities, the records management business, other incidental business operations and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

12.	Stockholders’ Equity and Equity Instruments:

In the first six months of 2014, the Company granted 95,610 stock options, 16,725 restricted stock units (“RSUs”) and 27,574 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

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

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first six months of 2014 is included in the table below. The weighted-average grant date fair value of these options was $15.25.

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

During the six months ended June 30, 2014, the Company reissued 63,270 shares of treasury stock related to the exercise of stock options, 15,348 shares related to the release of RSUs which vested, 3,998 shares related to the release of PSUs which vested and 257 shares related to a stock payment.  The Company recorded additional tax expense of $0.3 million from its equity compensation awards as a reduction of additional paid-in capital during the first six months of 2014. During the six months ended June 30, 2014 and 2013, the Company recorded $2.7 million and $2.6 million, respectively, of compensation expense pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2014.

	Stock Options		RSUs		PSUs(a)
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2013	328,364	$72.88	95,718	$76.09	55,149	$80.89
Granted	95,610	87.18	16,725	87.18	27,574	105.77
Exercised (b)	(63,270)	68.42	-	-	-	-
Released from restriction (b)	-	-	(15,348)	86.47	(3,998)	93.82
Cancelled/Expired	(12,085)	77.93	(3,420)	77.64	(11,739)	91.74
Outstanding at June 30, 2014	348,619	$77.43	93,675	$76.31	66,986	$88.46

(a)	Until they vest, PSUs are included in the table at the 100% attainment level at their grant date and at that level represent one share per unit. The final performance period for the 2011 PSU grant was completed in 2013. The Company issued 3,998 shares and cancelled 9,330 PSUs in March 2014 related to the 2011 PSU grant.
(b)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (“AOCI”) as of and for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

Three Months Ended June 30, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.5	$(9.0)	$28.0	$19.5

Other comprehensive income (loss) before reclassifications (b)	0.1	-	18.9	19.0
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.3	-	0.1
Net current period other comprehensive income (loss)	(0.1)	0.3	18.9	19.1

Ending balance	$0.4	$(8.7)	$46.9	$38.6

Three Months Ended June 30, 2013 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$-	$(9.3)	$54.5	$45.2

Other comprehensive income (loss) before reclassifications (b)	(0.6)	-	(15.2)	(15.8)
Amounts reclassified from accumulated other comprehensive income	0.1	0.3	-	0.4
Net current period other comprehensive income (loss)	(0.5)	0.3	(15.2)	(15.4)

Ending balance	$(0.5)	$(9.0)	$39.3	$29.8

Six Months Ended June 30, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.3)	$43.5	$34.5

Other comprehensive income (loss) before reclassifications (b)	0.7	-	3.4	4.1
Amounts reclassified from accumulated other comprehensive income	(0.6)	0.6	-	-
Net current period other comprehensive income	0.1	0.6	3.4	4.1

Ending balance	$0.4	$(8.7)	$46.9	$38.6

Six Months Ended June 30, 2013 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(9.6)	$67.9	$57.6

Other comprehensive income (loss) before reclassifications (b)	(0.2)	-	(28.6)	(28.8)
Amounts reclassified from accumulated other comprehensive income	0.4	0.6	-	1.0
Net current period other comprehensive income (loss)	0.2	0.6	(28.6)	(27.8)

Ending balance	$(0.5)	$(9.0)	$39.3	$29.8

(a)	With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table above are reflected net of applicable income taxes.
(b)	The Company recorded foreign exchange losses of approximately $0.4 million and $8.7 million in the three months and six months ended June 30, 2014, respectively, and $8.5 million and $13.4 million in the three months and six months ended June 30, 2013, respectively, in accumulated other comprehensive income related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to income for the three and six months ended June 30, 2014 and 2013 are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended	Six Months Ended	Line Item Impacted in the
	June 30, 2014	June 30, 2014	Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(0.3)	$(0.9)	Product cost
	0.1	0.3	Income tax expense (benefit)
Reclassifications, net of income taxes	(0.2)	(0.6)

Amortization of defined benefit pension:
Amortization of loss	$0.4	$0.8	Product cost
	(0.1)	(0.2)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.6

Total reclassifications, net of income taxes	$0.1	$-

	Amount Reclassified from AOCI
	Three Months Ended	Six Months Ended	Line Item Impacted in the
	June 30, 2013	June 30, 2013	Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.1	$0.6	Product cost
	-	(0.2)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.1	0.4

Amortization of defined benefit pension:
Amortization of loss	$0.4	$0.8	Product cost
	(0.1)	(0.2)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.6

Total reclassifications, net of income taxes	$0.4	$1.0

13.	Derivative Financial Instruments:

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

Cash Flow Hedges

As of June 30, 2014, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of June 30, 2014 and December 31, 2013 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations (see Note 12). For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.  Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of June 30, 2014, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2016.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2014 and December 31, 2013, the Company had agreements in place to hedge forecasted natural gas purchases of 2.6 and 2.1 million MMBtus, respectively.

As of June 30, 2014, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $0.5 million of net gains on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of June 30, 2014 and December 31, 2013, (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	June 30, 2014	Balance Sheet Location	June 30, 2014

Commodity contracts(b)	Other current assets	$0.7	Accrued expenses	$0.1
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments		$0.7		$0.2

(a)	As of June 30, 2014, the Company has commodity hedge agreements with four counterparties. The amounts shown as liabilities are due to three counterparties. The amount recorded as an asset is primarily due from one counterparty.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.2 million of its commodity contracts that are in a payable position against its contracts in receivable positions.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013

Commodity contracts(b)	Other current assets	$0.7	Accrued expenses	$0.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	-
Total derivatives designated as hedging instruments		$0.7		$0.4

(a)	The Company has commodity hedge agreements with three counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to two counterparties. The amount recorded as an asset is due from one counterparty.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.2 million of its commodity contracts that are in a receivable position against its contracts in payable positions and approximately $0.2 million of its commodity contracts that are in a payable position against its contracts in receivable positions.

14.	Fair Value Measurements:

The Company’s financial instruments are measured and reported at their estimated fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction.  When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (level one inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (level two inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (level three inputs) except as discussed in Note 2.

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

	June 30, 2014	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$2.6	$2.6	$-	$-
Derivatives – natural gas instruments	0.5	-	0.5	-
Total Assets	$3.1	$2.6	$0.5	$-
Liability Class:
Liabilities related to non-qualified retirement plan	$(2.6)	$(2.6)	$-	$-
Total Liabilities	$(2.6)	$(2.6)	$-	$-

(a)	Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in debt securities of U.S. companies, approximately 35% in short-term investments and approximately 35% in blended funds.

	December 31, 2013	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$4.5	$4.5	$-	$-
Derivatives – natural gas instruments	0.5	-	0.5	-
Total Assets	$5.0	$4.5	$0.5	$-
Liability Class:
Liabilities related to non-qualified retirement plan	$(4.5)	$(4.5)	$-	$-
Derivatives – natural gas instruments	(0.2)	-	(0.2)	-
Total Liabilities	$(4.7)	$(4.5)	$(0.2)	$-

(a)	Includes mutual fund investments of approximately 5% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small to mid-cap U.S. companies, approximately 65% in short-term investments and approximately 25% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.6 million and $4.5 million as of June 30, 2014 and December 31, 2013, respectively, are stated at fair value based on quoted market prices.  As of June 30, 2014, the estimated fair value of the fixed-rate 4.875% senior notes, based on available trading information, totaled $248.1 million (level 2) compared with the aggregate principal amount at maturity of $250.0 million. The fair value at June 30, 2014 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, approximates its carrying value of $378.3 million (level 2).

15.	Earnings (Loss) per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator:
Net earnings (loss)	$(0.7)	$10.6	$49.5	$57.0
Less: net earnings allocated to participating securities (a)	(0.0)	(0.1)	(0.3)	(0.5)
Net earnings (loss) available to common shareholders	$(0.7)	$10.5	$49.2	$56.5

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,549	33,380	33,526	33,332
Weighted-average awards outstanding (b)	-	31	20	30
Shares for diluted earnings per share	33,549	33,411	33,546	33,362
Net earnings (loss) per common share, basic	$(0.02)	$0.32	$1.47	$1.69
Net earnings (loss) per common share, diluted	$(0.02)	$0.32	$1.47	$1.69

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Weighted participating securities included 213,000 and 216,000 for the three and six months ended June 30, 2014, respectively, and 317,000 and 320,000 for the three and six months ended June 30, 2013, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 523,000 and 402,000 weighted-awards outstanding for the three and six months ended June 30, 2014, respectively, and 609,000 and 600,000 for the three and six months ended June 30, 2013, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

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

Plant Nutrition Segment (formerly known as Specialty Fertilizer Segment)

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf. Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of plant nutrition sales volumes.  Additionally, the demand for and market price of SOP is affected by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  The yields and/or quality of high-value or chloride-sensitive crops are generally better when SOP is used as a potassium nutrient rather than potassium chloride (“KCl”).

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

Our SOP production facility in Ogden, Utah, the largest in North America and one of only three SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two- to three-year production cycle. Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds, and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP mineral feedstock available to convert into finished product.  Due to lower raw material solar pond harvest in 2012, we purchased and consumed potassium mineral feedstock for SOP production, which was at a higher per-unit cost than our solar evaporated feedstock. The higher per-unit production costs for the inventory produced in 2012 significantly impacted our margins in the first quarter of 2013 when the remaining inventory produced in 2012 was sold.  In 2013, our SOP production facility in Ogden experienced operational issues which impacted the process that converts these raw materials to finished goods.  In addition, the Ogden facility began operating at production volumes which were lower than the anticipated design capacities of the recent expansion.  We expect the current solar pond-based effective capacity to be up to 320,000 tons annually for the Ogden facility beginning in 2014. We are focusing our sales efforts domestically in markets which typically yield higher average selling prices, net of shipping and handling costs, due to their proximity to our facilities when compared to international markets.  Beginning in the latter half of 2013, we purchased and consumed KCl feedstock at our Ogden facility for conversion into SOP.  These KCl feedstock purchases helped increase production volumes, yet resulted in increased per-unit costs.  As the spread between market prices for SOP and KCl has increased, the economics of producing SOP partly from KCl has improved for our unique KCl conversion process.  While these KCl purchases will increase our expected full year product cost and reduce the resulting margin percentages, they also are expected to increase the amount of our gross profit.  Future purchases of KCl will be based upon several factors, including but not limited to, the cost of converting KCl to SOP and SOP market prices.

In April 2014, we completed the acquisition of Wolf Trax Inc., a privately held Canadian corporation for $95 million Canadian dollars (approximately $86 million U.S. dollars at the closing date) in cash. Wolf Trax, Inc. develops innovative crop nutrient products based upon proprietary technologies.  The acquisition is expected to enhance our position as a key resource for premium plant nutrition products.

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

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, plant nutrition segment, our records management business and unallocated corporate activities.  The results of operations for Wolf Trax Inc. have been included in our plant nutrition segment results from the date of acquisition. The results of operations of the records management business and other incidental revenues include sales of $2.3 million and $2.4 million for the three months ended June 30, 2014 and 2013, respectively, and $5.0 million and $4.6 million for the six months ended June 30, 2014 and 2013, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Salt Sales (in millions)
Salt sales	$118.7	$127.3	$471.9	$454.8
Less: salt shipping and handling	37.0	35.7	160.1	144.8
Salt product sales	$81.7	$91.6	$311.8	$310.0

Salt Sales Volumes (thousands of tons)
Highway deicing	990	1,157	5,732	5,515
Consumer and industrial	557	502	1,211	1,037
Total tons sold	1,547	1,659	6,943	6,552

Average Salt Sales Price (per ton)
Highway deicing	$44.93	$47.59	$52.23	$55.27
Consumer and industrial	133.27	143.96	142.46	144.69
Combined	76.73	76.77	67.97	69.42

Plant Nutrition Sales (in millions)
Plant nutrition sales	$65.6	$44.1	$131.7	$98.1
Less: Plant nutrition shipping and handling	7.8	4.6	15.4	10.8
Plant Nutrition product sales	$57.8	$39.5	$116.3	$87.3

Plant Nutrition Sales Volumes (thousands of tons)	98	69	205	157
Plant Nutrition Average Price (per ton)	$670	$638	$641	$625

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Sales

Sales for the second quarter of 2014 of $186.6 million increased $12.8 million, or 7% compared to $173.8 million for the same quarter of 2013. Sales primarily include revenues from the sale of our salt and plant nutrition products, or “product sales,” as well as revenues from our records management business, and shipping and handling costs incurred to deliver salt and plant nutrition products to our customers.  Shipping and handling costs increased $4.5 million from $40.3 million in the second quarter of 2013 to $44.8 million in the second quarter of 2014 due primarily to higher plant nutrition sales volumes in the second quarter of 2014 when compared to same period of 2013 and higher per-unit salt shipping and handling costs for the second quarter of 2014.

Product sales for the second quarter of 2014 of $139.5 million increased $8.4 million compared to $131.1 million for the same period in 2013, principally reflecting higher plant nutrition segment product sales partially offset by lower salt segment product sales.

Salt product sales for the second quarter of 2014 of $81.7 million decreased $9.9 million, or 11% compared to $91.6 million for the same period in 2013.  The decrease in the second quarter of 2014 was due primarily to lower highway deicing sales volumes, which was partially offset by higher sales volumes of our consumer and industrial products.  Salt sales volumes in the quarter decreased by 112,000 tons from 2013 levels principally due to lower sales of rock salt and specialty deicing products in our highway business particularly in the U.K.  The decline in salt sales volumes contributed approximately $5 million to the decrease in salt product sales.  In addition, during the second quarter of 2014, our average selling price was essentially flat in our salt segment, which was principally the result of changes in product mix for highway deicing and consumer and industrial products.

Plant nutrition product sales for the second quarter of 2014 of $57.8 million increased $18.3 million, or 46% compared to $39.5 million for the same period in 2013.  This increase was due primarily to a 29,000 ton (42%) increase in sales volumes in the second quarter of 2014 when compared to the prior year.  The increase in sales volumes contributed approximately $16 million to the increase in plant nutrition product sales.  In addition, our average per-ton market price increased 5% in the second quarter of 2014 to $670 per ton when compared to the same period in 2013.  The average selling price for SOP products in the second quarter of 2014 was essentially unchanged from the same period in 2013.  The acquisition of Wolf Trax, Inc. increased both our sales volumes and average sales price in the second quarter of 2014.

Gross Profit

Gross profit for the second quarter of 2014 of $37.5 million decreased $4.4 million, or 11% compared to $41.9 million in the second quarter of 2013 due to a decrease in the gross profit in the salt segment which was partially offset by an increase in the plant nutrition segment.  As a percent of total sales, 2014 gross margin decreased by four percentage points, from 24% in the second quarter of 2013 to 20% in the second quarter of 2014.  The gross profit for the salt segment decreased by approximately $9 million due primarily to lower highway deicing sales volumes and the unfavorable impact of product mix on gross profit.

The increase in plant nutrition segment gross profit of approximately $5 million in the second quarter of 2014 was principally due to higher sales volumes benefiting from modestly higher production volumes when compared to the same period in the prior year.  The increase was partially offset by higher per-unit production costs in the second quarter of 2014 as we purchased and consumed KCl feedstock to increase SOP production.  In addition, the acquisition of Wolf Trax, Inc. in April 2014 contributed to the increase in plant nutrition segment gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2014 of $24.1 million decreased $3.1 million compared to $27.2 million for the same period of 2013.  The decrease in expense is partially due to a restructuring charge in the second quarter of 2013 related to a reorganization of the Company’s management of approximately $1.7 million and lower professional services expenses in the second quarter of 2014.  This decrease was partially offset by costs related to the acquisition of Wolf Trax, Inc. in April 2014.

Other (Income) Expense, Net

Other expense was $7.1 million for the second quarter of 2014 and other income was $2.7 million for the second quarter of 2013.  The second quarter of 2014 includes a $6.9 million charge related to the refinancing of our senior notes in June 2014, comprised of call premiums of $4.0 million, the write-off of existing deferred financing fees of $1.4 million and the write-off of the $1.5 million original issue discount on our 8% senior notes.  Net foreign exchange losses were $0.4 million in the second quarter of 2014 and foreign exchange gains were $2.4 million in the second quarter of 2013.

Income Tax Expense

Income tax expense for the second quarter of 2014 was $2.5 million as compared to $2.4 million for the second quarter of 2013.  Our effective tax rate for the three months ended June 30, 2014 increased from the prior year due to refinements made in the second quarter of 2014 related to the expected increase in the full-year effective tax rate. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Sales

Sales for the six months ended June 30, 2014 of $608.6 million increased $51.1 million, or 9% compared to $557.5 million for the six months ended June 30, 2013.  Shipping and handling costs were $175.5 million during the first six months of 2014, an increase of $19.9 million compared to $155.6 million for the same period in 2013.  The increase in shipping and handling costs is primarily due to higher salt and plant nutrition sales volumes and higher per-unit shipping and handling costs in the first six months of 2014 when compared to the same period of 2013.

Product sales for the first six months of 2013 of $428.1 million increased $30.8 million, or 8% compared to $397.3 million for the same period in 2013, reflecting higher product sales in both the plant nutrition and salt segments.

Salt product sales of $311.8 million for the six months ended June 30, 2014 increased $1.8 million or 1% compared to $310.0 million in the same period of 2013.  The increase in the first six months of 2014 was due to higher salt segment sales volumes, which contributed approximately $43 million to the increase in salt product sales.  Salt sales volumes in 2014 increased by 391,000 tons from 2013 levels consisting of higher highway and consumer deicing sales volumes principally due to the more severe winter weather experienced in the first quarter of 2014 in North America when compared to the winter weather experienced in the first quarter of 2013 in the markets we serve, which was partially offset by lower salt sales volumes in the U.K. due to the mild winter in that region.  The increase in salt product sales volume was offset by a decline in average salt sales prices primarily due to a decline in the average highway sales price as a result of lower contract pricing experienced from the 2013-2014 bid season when compared to the prior year. In addition, the exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first six months of 2014 unfavorably impacted salt product sales by approximately $7 million when compared to the exchange rates used in the first six months of 2013.

Plant nutrition product sales during the first six months of 2014 of $116.3 million increased $29.0 million, or 33% compared to $87.3 million for the same period in 2013.  This increase was due to a 31% increase in sales volumes in the first six months of 2014 compared to the same period in the prior year.  In addition, our average selling price of plant nutrition products in the first six months of 2014 increased to $641 per ton from $625 per ton in the first six months of 2013. The acquisition of Wolf Trax, Inc. increased both our sales volumes and average sales price in the second quarter of 2014.

Gross Profit

Gross profit for the first six months of 2014 of $129.8 million decreased $3.4 million, or 3% compared to $133.2 million in the same period of 2013.  As a percent of sales, gross margin decreased by three percentage points, from 24% in the first six months of 2013 to 21% in the first six months of 2014.  The gross profit for the salt segment decreased by approximately $10 million due primarily to lower average selling prices for highway deicing products, which was partially offset by higher salt sales volumes in the first six months of 2014 when compared to the prior year.  In addition, the effects of exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first six months of 2014 unfavorably impacted salt gross profit by approximately $2 million when compared to the exchange rates used in the first six months of 2013.

The increase in plant nutrition segment gross profit of approximately $7 million in the first six months of 2014 was principally due to higher sales volumes when compared to the same period in the prior year. Both periods were impacted by higher per-unit production costs as we purchased and consumed KCl and mineral feedstock to increase SOP production although costs in the first six months of 2014 were elevated when compared to the same period in 2013. In addition, the acquisition of Wolf Trax, Inc. in April 2014 contributed modestly to the increase in plant nutrition segment gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of 2014 of $49.4 million decreased $1.6 million compared to $51.0 million for the same period of 2013.  The decrease in expense is partially due to a restructuring charge in the second quarter of 2013 related to a reorganization of the Company’s management of approximately $1.7 million and lower variable compensation in the first six months of 2014 when compared to the same period in 2013.  This decrease was partially offset by costs related to the acquisition of Wolf Trax, Inc. in April 2014.

Other (Income) Expense, Net

Other expense was $4.0 million for the first six months of 2014 and other income was $3.1 million in the first six months of 2013.  The second quarter of 2014 includes a $6.9 million charge related to the refinancing of our senior notes in June 2014, comprised of call premiums of $4.0 million, the write-off of existing deferred financing fees of $1.4 million and the $1.5 million write-off of the original issue discount on our 8% senior notes.

Income Tax Expense

Income tax expense of $18.0 million for the six months ended June 30, 2014 decreased $1.5 million from $19.5 million for the same period in 2013 partially reflecting a decrease in pretax income in 2014, partially offset by a higher effective tax rate.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $304.0 million as of June 30, 2014 increased $144.4 million over December 31, 2013 resulting from operating cash flows of $161.8 million generated in the first six months of 2014 and additional cash received related to the refinancing of our $100.0 million 8% senior notes with $250.0 million 4.875% senior notes.  We used a portion of those cash flows to acquire Wolf Trax Inc. for $95 million Canadian dollars ($86.1 million U.S. dollars on the closing date and subject to customary post-closing adjustments), fund capital expenditures of $49.0 million and to pay dividends on our common stock of $40.4 million.

As of June 30, 2014, we had $628.3 million of principal indebtedness consisting of $250.0 million 4.875% senior notes due 2024 and $378.3 million of borrowings outstanding under our credit agreement.  No amounts were outstanding under our $125 million revolving credit facility as of June 30, 2014. We had $7.8 million of outstanding letters of credit as of June 30, 2014, which reduced our revolving credit facility borrowing availability to $117.2 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our credit agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 4.875% senior notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture.  Although we are in compliance with our debt covenants as of June 30, 2014, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 4.875% senior notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of June 30, 2014, a substantial portion of our cash and cash equivalents was either held directly or indirectly by foreign subsidiaries.  Due in part to the seasonality of our domestic business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short-term working capital requirements by accessing our $125 million revolving line of credit.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our cash balances and tax positions on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Canadian provincial tax authorities have challenged tax positions claimed by one of our Canadian subsidiaries and have issued tax reassessments for years 2002-2008.  The reassessments are a result of ongoing audits and total approximately $83 million, including interest through June 2014.  We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  We and the tax authority have agreed that we will post collateral in the form of a $31 million performance bond (including approximately $6 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  As part of the additional required collateral, we have previously paid approximately $30 million and we have agreed to pay an additional approximately $2 million during the remainder of 2014 with the remaining collateral balance to be paid after 2014.  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed us for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through June 30, 2014, related to this matter is approximately $104 million.  We have agreed to post collateral in the form of a performance bond for approximately $22 million and have previously made cash payments of approximately $2 million.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $44 million.

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

In August 2011, a tornado in Goderich, Ontario, struck our salt mine and our salt mechanical evaporation plant.  There was no damage to the underground operations at the mine.  However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities. We expect to be reimbursed by our insurers for substantially all of the replacement and repair costs for our property, plant and equipment and associated clean-up costs incurred. However, there can be no assurance that all losses will be fully or even substantially reimbursed. We had approximately $10 million of capital expenditures (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) in the first six months of 2013 due to the tornado.

We also have submitted a substantial business interruption insurance claim to compensate us for lost profits and certain additional expenses incurred related to the ongoing operations.  We estimate that the effects from the tornado were immaterial in the first six months of 2014 and 2013.  We believe our losses, including the impact of estimated lost sales, lost production and additional expenses that have been incurred related to the tornado will be substantially covered by our insurance policies as business interruption losses.  However, the amount of actual business interruption recoveries may differ materially from our current and future estimates and the ultimate collection and timing of any insurance recoveries could materially impact our short-term or long-term financial position and liquidity. Since the tornado occurred, we have received insurance advances totaling $100.0 million, including $13.7 million and $18.5 million in the first six months of 2014 and 2013, respectively.  We have approximately $70.4 million of deferred revenue recorded as of June 30, 2014 in our consolidated balance sheets. The actual insurance recoveries related to the replacement cost of property, plant and equipment are expected to exceed the net book value of the damaged and destroyed property, plant and equipment and the related impairment charges.  We expect to settle our insurance claim in the third quarter of 2014 and recognize a gain as a reduction to product cost in our consolidated statements of operations of more than $80 million.

For the Six Months Ended June 30, 2014 and 2013

Net cash flows provided by operating activities for the six months ended June 30, 2014 were $161.8 million, a decrease of $14.0 million compared to $175.8 million for the first six months of 2013. We had a reduction in working capital items of $57.6 million in the first six months of 2014 compared to a reduction of $74.8 million in the first six months of 2013. These reductions provided a portion of our cash flows from operations, and reflect the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $123.3 million and $41.2 million for the six months ended June 30, 2014 and 2013, respectively, resulted from capital expenditures of $49.0 million and $55.5 million, respectively.  Our capital expenditures in 2013 include expenditures of approximately $10 million (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) for the replacement of property, plant and equipment damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements. In April 2014, we acquired Wolf Trax, Inc. for $95 million Canadian dollars ($86.1 million U.S. dollars on the closing date, and subject to customary post-closing adjustments).  In addition, we received $8.7 million and $11.9 million of insurance advances that were presented as investment activities during the first six months of 2014 and 2013, respectively.

Financing activities during the first six months of 2014 were a source of cash flows of $104.7 million, primarily as a result of the refinancing of our $100.0 million 8% senior notes with $250.0 million 4.875% senior notes.  We also paid dividends of $40.4 million in the first six months of 2014.  During the first six months of 2013, we used $30.2 million of cash flows, primarily to make $36.5 million of dividend payments and $1.9 million of debt payment.  Both periods were partially offset by proceeds received from stock option exercises.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings (loss)	$(0.7)	$10.6	$49.5	$57.0
Interest expense	4.5	4.4	8.9	8.8
Income tax expense	2.5	2.4	18.0	19.5
Depreciation, depletion and amortization	18.8	18.1	37.2	35.4
EBITDA	25.1	35.5	113.6	120.7
Other non-operating expenses:
Other (income) expense, net	7.1	(2.7)	4.0	(3.1)
Adjusted EBITDA	$32.2	$32.8	$117.6	$117.6

Our operating earnings were favorably impacted in the first quarter of 2014 and to a lesser degree in the first quarter of 2013 by the winter weather in the markets we serve.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers.  The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services.  This guidance is effective for fiscal years and interim periods with those years beginning after December 15, 2016 and early adoption is not permitted.  The guidance permits the use of either a retrospective or cumulative effect transition method.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

In April 2014, the FASB issued guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, disposals that represent a strategic shift that have or will have a major effect on an entity’s operations or financial results should be reported as discontinued operations.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We do not expect that the guidance will have a material impact on our consolidated financial statements.

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

Seasonality

We experience a substantial amount of seasonality in our sales, primarily with respect to our deicing products.  Consequently, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each calendar year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we seek to stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing by entering into forward derivative instruments, and may take further actions to mitigate our exposure to interest rates and to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

From time to time, we are involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2014 with respect to legal proceedings.

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

4.1
Indenture, dated as of June 23, 2014, by and among Compass Minerals International, Inc., the Guarantors named therein, and U.S. National Bank Association, as trustee, relating to the 4.875% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 23, 2014).

4.2	Form of 4.875% Senior Note due 2024 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 23, 2014).

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer

31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer

32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer

95*	Mine Safety Disclosures

101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: July 28, 2014	/s/ FRANCIS J. MALECHA
Francis J. Malecha
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2014	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Chief Financial Officer
(Principal Financial and Accounting Officer)