Form 10-Q
period 2014-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2014-10-28
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to __________________________

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 24, 2014 was 33,588,443 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION
Item 1.	Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$220.0	$159.6
Receivables, less allowance for doubtful accounts of $1.3 in 2014 and $1.6 in 2013	145.3	211.9
Inventories	217.8	180.7
Deferred income taxes, net	8.2	7.9
Other	19.6	17.3
Total current assets	610.9	577.4
Property, plant and equipment, net	691.3	677.3
Intangible assets, net	110.0	72.5
Goodwill	71.0	20.5
Other	63.3	57.1
Total assets	$1,546.5	$1,404.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	75.9	109.4
Accrued expenses	54.4	54.3
Deferred revenue	-	56.5
Accrued salaries and wages	20.0	21.6
Income taxes payable	12.3	11.0
Accrued interest	3.7	0.9
Total current liabilities	170.2	257.6
Long-term debt, net of current portion	623.5	474.7
Deferred income taxes, net	100.6	78.4
Other noncurrent liabilities	36.2	39.9
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	79.8	70.4
Treasury stock, at cost — 1,779,073 shares at September 30, 2014 and 1,890,367 shares at December 31, 2013	(3.4)	(3.6)
Retained earnings	529.2	452.5
Accumulated other comprehensive income	10.0	34.5
Total stockholders' equity	616.0	554.2
Total liabilities and stockholders' equity	$1,546.5	$1,404.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Sales	$240.5	$184.7	$849.1	$742.2
Shipping and handling cost	57.5	44.4	233.0	200.0
Product cost (Note 3)	33.2	94.5	336.5	363.2
Gross profit	149.8	45.8	279.6	179.0
Selling, general and administrative expenses	26.8	22.7	76.2	73.7
Operating earnings	123.0	23.1	203.4	105.3

Other (income) expense:
Interest expense	5.5	4.4	14.4	13.2
Other, net	(3.1)	(0.1)	0.9	(3.2)
Earnings before income taxes	120.6	18.8	188.1	95.3
Income tax expense	32.7	3.4	50.7	22.9
Net earnings	$87.9	$15.4	$137.4	$72.4

Basic net earnings per common share	$2.60	$0.46	$4.07	$2.15
Diluted net earnings per common share	$2.60	$0.46	$4.07	$2.15

Weighted-average common shares outstanding (in thousands):
Basic	33,575	33,469	33,542	33,378
Diluted	33,601	33,484	33,566	33,402

Cash dividends per share	$0.60	$0.545	$1.80	$1.635

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net earnings	$87.9	$15.4	$137.4	$72.4
Other comprehensive income (loss):
Gain from change in pension obligations, net of tax of $(0.1) and $(0.3) in the three and nine months ended September 30, 2014, respectively, and $0.3 and $0.1 in the three and nine months ended September 30, 2013	0.3	0.7	0.9	1.3
Net gain (loss) on cash flow hedges, net of tax of $0.3 and $0.2 in the three and nine months ended September 30, 2014, respectively, and $0.0 and $(0.1) in the three and nine months ended September 30, 2013, respectively	(0.5)	-	(0.4)	0.2
Cumulative translation adjustment	(28.4)	16.0	(25.0)	(12.6)
Comprehensive income	$59.3	$32.1	$112.9	$61.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2014
(Unaudited, in millions)

					Accumulated
		Additional			Other
	Common	Paid-In	Treasury	Retained	Comprehensive
	Stock	Capital	Stock	Earnings	Income	Total
Balance, December 31, 2013	$0.4	$70.4	$(3.6)	$452.5	$34.5	$554.2
Dividends on common stock				(60.7)		(60.7)
Stock options exercised		5.9	0.2			6.1
Income tax deficiency from equity awards		(0.2)				(0.2)
Stock-based compensation		3.7				3.7
Comprehensive income				137.4	(24.5)	112.9
Balance, September 30, 2014	$0.4	$79.8	$(3.4)	$529.2	$10.0	$616.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net earnings	$137.4	$72.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	57.2	53.4
Finance fee amortization	0.9	0.9
Early extinguishment of debt	6.9	-
Stock-based compensation	3.7	4.1
Deferred income taxes	13.0	3.2
Gain from insurance settlement	(83.3)	-
Other, net	(0.3)	1.0
Insurance receipts for operating purposes, Goderich tornado	11.9	4.2
Changes in operating assets and liabilities, net of acquisition:
Receivables	64.0	45.2
Inventories	(38.1)	(8.0)
Other assets	(11.3)	(6.3)
Accounts payable and accrued expenses	(32.1)	(26.9)
Other liabilities	(0.2)	(1.1)
Net cash provided by operating activities	129.7	142.1
Cash flows from investing activities:
Capital expenditures	(83.5)	(83.1)
Acquisition of a business	(86.5)	-
Insurance receipts for investment purposes, Goderich tornado	19.4	11.9
Other, net	3.1	2.5
Net cash used in investing activities	(147.5)	(68.7)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	250.0	-
Principal payments on long-term debt	(101.4)	(2.9)
Premium and other payments to refinance debt	(5.5)	-
Deferred financing costs	(4.1)	-
Dividends paid	(60.6)	(54.9)
Proceeds received from stock option exercises	6.1	10.6
Excess tax benefit (deficiency) from equity compensation awards	(0.2)	0.7
Net cash provided by (used in) financing activities	84.3	(46.5)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	(3.1)
Net change in cash and cash equivalents	60.4	23.8
Cash and cash equivalents, beginning of the year	159.6	100.1
Cash and cash equivalents, end of period	$220.0	$123.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.8	$10.7
Income taxes paid, net of refunds	$33.2	$20.0

In connection with the acquisition of Wolf Trax, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired	$99.2
Cash paid during the nine months ended September 30, 2014	(86.5)
Liabilities assumed	$12.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries, is a producer and marketer of inorganic mineral products with manufacturing sites in North America and the U.K.  References to the “Company,” “Compass,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI”, the parent holding company) and its consolidated subsidiaries. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), which is primarily used as a specialty crop fertilizer.  The Company provides highway deicing products to customers in North America and the U.K., and plant nutrition products to growers worldwide.  The Company also produces and markets consumer deicing and water conditioning products, salt ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  CMP also provides records management services to businesses located in the U.K.

CMP is a holding company with no operations other than those of its wholly-owned subsidiaries.  The consolidated financial statements include the accounts of CMP and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications – The prior year amount of goodwill included in other assets in the Company’s consolidated financial statements has been disaggregated due to the significance of goodwill resulting from the Wolf Trax, Inc. acquisition (see Note 2).

Recent Accounting Pronouncements – In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide disclosure in the footnotes under certain circumstances.  This guidance is effective for fiscal years ending after December 15, 2016 with early adoption permitted.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers.  The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services.  This guidance is effective for fiscal years and interim periods with those years beginning after December 15, 2016 and early adoption is not permitted.  The guidance permits the use of either a full or modified retrospective or cumulative effect transition method.  The Company is currently evaluating the impact that the implementation of this standard will have on its consolidated financial statements.

In April 2014, the FASB issued guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, disposals that represent a strategic shift that have or will have a major effect on an entity’s operations or financial results should be reported as discontinued operations.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In January 2014, the FASB issued guidance related to service concession arrangements.  The guidance states that entities should not account for certain service concession arrangements with public-sector entities as leases and should not recognize any infrastructure as property, plant and equipment. The guidance is effective for fiscal years beginning after

December 15, 2014.  The Company is currently evaluating the impact that the implementation of this standard will have on its consolidated financial statements.

2.  Acquisition:

In April 2014, the Company completed the acquisition of Wolf Trax, Inc., a privately-held Canadian corporation (recently renamed Compass Minerals Manitoba Inc. (“Compass Manitoba”)), which develops and distributes plant nutrition products.  The Company purchased all of the stock of Wolf Trax, Inc. for $95.5 million Canadian dollars (approximately $86.5 million U.S. dollars at the closing date) in cash, after customary post-closing adjustments.  Compass Manitoba develops and markets innovative crop nutrient products based upon proprietary and patented technologies.  The acquisition has provided an opportunity for the Company’s plant nutrition segment to enter new product and geographic markets and position itself as a key resource for premium plant nutrition products.

The acquisition has been accounted for as a business combination in accordance with GAAP and the results of operations have been included from the date of acquisition in the Company’s plant nutrition segment (formerly known as the specialty fertilizer segment).  Pro forma results of operations have not been presented as the pro forma revenues and earnings were not significant to the historical periods. The Company engaged an independent third-party expert to assist in the allocation of the purchase price. The purchase price was finalized in the third quarter of 2014 and was allocated to the assets acquired and liabilities assumed based on the estimated fair values as follows (in millions):

Estimated
Fair Value
Receivables	$2.3
Inventories	1.8
Other current assets	0.1
Property, plant and equipment	0.3
Intangible assets	42.8
Goodwill	51.9
Liabilities assumed	(1.1)
Deferred income taxes and other noncurrent tax liabilities	(11.6)
Total purchase price	$86.5

The purchase price in excess of the fair value of tangible assets acquired has been allocated to identifiable intangible assets and goodwill, which are not deductible for tax purposes.  The amount of goodwill recorded reflects the future earnings and cash flow potential of the new crop nutrition products as well as the complementary strategic fit of the product line.  In connection with the acquisition, the Company acquired identifiable intangible assets, which consisted principally of patents, distributor relationships, developed technology and a trade name.   The fair values were determined using Level 3 inputs (see Note 14 for a discussion of the levels in the fair value hierarchy).  The distributor relationships were valued using a cost approach method.  All of the other identifiable assets were valued using an income approach method.  The estimated fair values and weighted average amortization periods of the identifiable intangible assets are as follows:

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

The Company recorded impairment of its property, plant and equipment and clean-up and restoration costs during 2011 through 2013 related to the impacted areas at both of the Goderich facilities.  There were no material expenses or charges related to the tornado in 2014.  During the first nine months of 2013, the Company received $18.5 million of insurance advances and recorded $1.2 million of these advances as a reduction to salt product cost in its consolidated statements of operations to offset recognized asset impairment charges and site clean-up and restoration costs during the first nine months of 2013.  The remainder of cash advances received was recorded as deferred revenue in the consolidated balance sheets as GAAP limits the recognition of gains in the consolidated statements of operation related to insurance recoveries until all contingencies have been resolved.  The Company recorded approximately $16.1 million of the insurance advances as deferred revenue in the first nine months of 2013 in the consolidated balance sheets and has presented these amounts in its operating and investing sections of the consolidated statements of cash flows.  In the third quarter of 2014, the Company resolved all contingencies and settled its insurance claim.  The settlement included a substantial amount related to business interruption losses.  Cumulatively, the Company received $114.9 million in cash, including approximately $28.6 million received in 2014 which was originally recorded as deferred revenue in the Company’s consolidated balance sheets.  The insurance proceeds included approximately $26.9 million related to clean-up and restoration costs and asset impairment charges and approximately $83.3 million of proceeds for the replacement of property, plant and equipment and business interruption losses.  In connection with the settlement, the Company released its deferred revenue balance of $83.3 million and recorded a gain of $82.3 million as a reduction to product cost and approximately $1.0 million as a reduction to selling, general and administrative expenses in its consolidated statements of operations for the third quarter of 2014.  The difference between the cash received and the amounts recorded above relates to the foreign exchange impact from translating amounts from Canadian dollars to U.S. dollars.

4.  Inventories:

Inventories consist of the following (in millions):

	September 30,	December 31,
	2014	2013
Finished goods	$173.0	$139.4
Raw materials and supplies	44.8	41.3
Total inventories	$217.8	$180.7

5.  Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	September 30,	December 31,
	2014	2013
Land, buildings and structures and leasehold improvements	$346.1	$347.1
Machinery and equipment	677.4	668.0
Office furniture and equipment	23.3	21.5
Mineral interests	182.2	180.9
Construction in progress	103.7	69.5
	1,332.7	1,287.0
Less accumulated depreciation and depletion	(641.4)	(609.7)
Total property, plant and equipment, net	$691.3	$677.3

6.  Goodwill and Intangible Assets, Net:

The asset value and accumulated amortization as of September 30, 2014 and December 31, 2013 for the finite-lived intangibles assets are as follows (in millions):

		SOP	Customer/
	Supply	Production	Distributor	Lease
	Agreement	Rights	Relationships	Rights	Patents	Other	Total
September 30, 2014:
Gross intangible asset	$32.5	$24.3	$8.8	$2.0	$18.5	$4.8	$90.9
Accumumlated amortization	(2.5)	(10.5)	(2.2)	(0.2)	(0.8)	(0.4)	(16.6)
Net intangible assets	$30.0	$13.8	$6.6	$1.8	$17.7	$4.4	$74.3

		SOP
	Supply	Production	Customer	Lease
	Agreement	Rights	Relationships	Rights	Total
December 31, 2013:
Gross intangible asset	$34.1	$24.3	$2.1	$2.1	$62.6
Accumumlated amortization	(2.0)	(9.8)	(1.8)	(0.1)	(13.7)
Net intangible assets	$32.1	$14.5	$0.3	$2.0	$48.9

In addition, the Company has water rights of $22.9 million as of September 30, 2014 and December 31, 2013, and trade names of $12.8 million and $0.7 million as of September 30, 2014 and December 31, 2013, respectively, which have indefinite lives.

The estimated lives of the Company’s intangible assets are as follows:

Estimated
Intangible asset	Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	5 years
Lease rights	25 years
Customer and distributor relationships	5-10 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	Indefinite
Water rights	Indefinite

None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $1.3 million and $0.5 million in the third quarters of 2014 and 2013, respectively, and $3.1 million and $1.5 million in the first nine months of 2014 and 2013, respectively.

The Company has goodwill of $71.0 million and $20.5 million as of September 30, 2014 and December 31, 2013, in its consolidated balance sheets.  Approximately $64.3 million and $13.8 million of the amounts recorded for goodwill as of September 30, 2014 and December 31, 2013, respectively, were recorded in the Company’s plant nutrition segment and the remaining amounts in both periods were immaterial and recorded in its corporate and other and salt segment.  The increase in the balance of goodwill from December 31, 2013 was primarily a result of additional goodwill recorded of $51.9 million, at closing, related to the acquisition of Wolf Trax, Inc. in April 2014.  The remaining difference was due to the impact from translating foreign denominated amounts to U.S. dollars.

7.  Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.  The Company’s effective tax rate for the third quarter of 2014 and the first nine months of 2014 increased from the same periods in the prior year due to higher pretax income and refinements made in 2014 and 2013 related to the expected full-year effective tax rate.  The Company’s effective rate is impacted by permanent tax deductions which have a less favorable impact as pretax income increases.

At both September 30, 2014 and December 31, 2013, the Company had approximately $4.1 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $0.1 million of tax-effected state NOL carryforwards which expire in 2033. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2009.  The reassessments are a result of ongoing audits and total approximately $84 million, including interest through September 2014.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that it will post collateral of approximately $30 million in a performance bond (including approximately $6 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  As part of the additional required collateral, the Company has previously paid approximately $30 million and it has agreed to pay an additional approximately $1 million during the remainder of 2014 with the remaining collateral balance to be paid after 2014.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through September, 2014, related to this matter is approximately $100 million.  The Company has agreed to post collateral in the form of a performance bond for approximately $21 million and has previously made cash payments of approximately $2 million.  The Company is currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $42 million.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor.  As of September 30, 2014, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

8.  Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30,	December 31,
	2014	2013
Term Loan due May 2017	$377.4	$380.2
Revolving Credit Facility due August 2017	-	-
8% Senior Notes due June 2019	-	98.4
4.875% Senior Notes due July 2024	250.0	-
	627.4	478.6
Less current portion	(3.9)	(3.9)
Total long-term debt	$623.5	$474.7

In June 2014, the Company issued senior notes (“4.875% Senior Notes”) with an aggregate face amount of $250.0 million due in 2024 which bear interest at a rate of 4.875% per year payable semi-annually in January and July, beginning in January 2015. The 4.875% Senior Notes were issued at their face value.  With the proceeds of the 4.875% Senior Notes, the Company redeemed all of its outstanding $100.0 million aggregate principal amount of 8% senior notes due 2019 (“8% Senior Notes”).  In connection with the debt refinancing, the Company incurred approximately $8.1 million of costs, including $4.1 million of fees that were capitalized as deferred financing costs related to the 4.875% Senior Notes and $4.0 million in call premiums.  The $4.0 million paid for call premiums along with the write-off of $1.4 million of the Company’s unamortized deferred financing costs and approximately $1.5 million of original issue discount, each related to the 8% Senior Notes, were recorded in other expense in the consolidated statements of operations for the nine months ended September 30, 2014.

The Term Loan and Revolving Credit Facility are secured by substantially all existing and future assets of the Company’s subsidiaries.

9.  U.K. Pension Plan:
The components of net periodic benefit cost related to its U.K. defined benefit pension plan for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest cost on projected benefit obligation	$0.8	$0.8	$2.4	$2.3
Expected return on plan assets	(0.9)	(0.7)	(2.6)	(2.1)
Net amortization	0.4	0.4	1.2	1.3
Net pension expense	$0.3	$0.5	$1.0	$1.5

During the first nine months of 2014 and 2013, the Company made $1.3 million and $1.2 million of contributions in the first nine months of 2014 and 2013, respectively, to its U.K. defined benefit pension plan.

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

11.  Operating Segments:

As discussed in Note 2, the Company broadened its portfolio of specialty plant nutrient products with the acquisition of Wolf Trax, Inc. (renamed Compass Manitoba) in the second quarter of 2014.  The strategic focus of this segment seeks to differentiate the Company’s portfolio of crop nutrient products from commodity fertilizers.  As a result, the specialty fertilizer segment has been renamed plant nutrition.  The results of operations and financial position for Compass Manitoba have been included in the Company’s plant nutrition segment from the date of the acquisition.  Segment information is as follows (in millions):

	Three Months Ended September 30, 2014
		Plant	Corporate
	Salt	Nutrition	and Other (a)	Total
Sales to external customers	$175.4	$62.7	$2.4	$240.5
Intersegment sales	0.3	1.5	(1.8)	-
Shipping and handling cost	51.6	5.9	-	57.5
Operating earnings (loss) (b)	116.7	19.0	(12.7)	123.0
Depreciation, depletion and amortization	11.4	7.1	1.5	20.0
Total assets (as of end of period)	970.1	517.7	58.7	1,546.5

	Three Months Ended September 30, 2013
		Plant	Corporate
	Salt	Nutrition	and Other (a)	Total
Sales to external customers	$142.6	$39.1	$3.0	$184.7
Intersegment sales	0.1	1.6	(1.7)	-
Shipping and handling cost	40.2	4.2	-	44.4
Operating earnings (loss)	25.4	9.6	(11.9)	23.1
Depreciation, depletion and amortization	11.2	5.8	1.0	18.0
Total assets (as of end of period)	842.0	393.0	77.3	1,312.3

	Nine Months Ended September 30, 2014
		Plant	Corporate
	Salt	Nutrition	and Other (a)	Total
Sales to external customers	$647.3	$194.4	$7.4	$849.1
Intersegment sales	0.7	4.7	(5.4)	-
Shipping and handling cost	211.7	21.3	-	233.0
Operating earnings (loss) (b)	187.0	53.2	(36.8)	203.4
Depreciation, depletion and amortization	33.5	20.0	3.7	57.2

	Nine Months Ended September 30, 2013
		Plant	Corporate
	Salt	Nutrition	and Other (a)	Total
Sales to external customers	$597.4	$137.2	$7.6	$742.2
Intersegment sales	0.6	4.5	(5.1)	-
Shipping and handling cost	185.0	15.0	-	200.0
Operating earnings (loss)	106.5	39.0	(40.2)	105.3
Depreciation, depletion and amortization	32.7	17.6	3.1	53.4

(a)
“Corporate and Other” includes corporate entities, the records management business, other incidental business operations and eliminations.  Corporate assets include deferred tax assets, deferred financing fees, investments related to the non-qualified retirement plan, and other assets not allocated to the operating segments.

(b)
Includes a gain of $82.3 million in the salt segment and $1.0 million in corporate and other resulting from an insurance settlement related to a tornado at its salt facilities in Goderich, Ontario in August 2011.

12.  Stockholders’ Equity and Equity Instruments:

In the first nine months of 2014, the Company granted 95,610 stock options, 16,725 restricted stock units (“RSUs”) and 27,574 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

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

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first nine months of 2014 is included in the table below. The weighted-average grant date fair value of these options was $15.25.

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

During the nine months ended September 30, 2014, the Company reissued 91,181 shares of treasury stock related to the exercise of stock options, 15,636 shares related to the release of RSUs which vested, 3,998 shares related to the release of PSUs which vested and 479 shares related to stock payments.  The Company recognized a tax deficiency of $0.2 million from its equity compensation awards as a reduction of additional paid-in capital during the first nine months of 2014. During the nine months ended September 30, 2014 and 2013, the Company recorded $3.7 million and $4.1 million, respectively, of compensation expense pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2014.

	Stock Options		RSUs		PSUs(a)
		Weighted-average		Weighted-average		Weighted-average
	Number	exercise price	Number	fair value	Number	fair value
Outstanding at December 31, 2013	328,364	$72.88	95,718	$76.09	55,149	$80.89
Granted	95,610	87.18	16,725	87.18	27,574	105.77
Exercised (b)	(91,181)	66.86	-	-	-	-
Released from restriction (b)	-	-	(15,636)	86.48	(3,998)	93.82
Cancelled/Expired	(15,145)	78.64	(4,316)	77.60	(12,395)	91.80
Outstanding at September 30, 2014	317,648	$78.64	92,491	$76.27	66,330	$88.42

(a)	Until they vest, PSUs are included in the table at the 100% attainment level at their grant date and at that level represent one share per unit. The final performance period for the 2011 PSU grant was completed in 2013. The Company issued 3,998 shares and cancelled 9,330 PSUs in March 2014 related to the 2011 PSU grant.
(b)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (“AOCI”) as of and for the three and nine months ended September 30, 2014 and 2013 are as follows (in millions):

	Gains and
	(Losses) on	Defined
	Cash Flow	Benefit	Foreign
Three Months Ended September 30, 2014 (a)	Hedges	Pension	Currency	Total
Beginning balance	$0.4	$(8.7)	$46.9	$38.6

Other comprehensive income (loss) before reclassifications (b)	(0.5)	-	(28.4)	(28.9)
Amounts reclassified from accumulated other comprehensive income	-	0.3	-	0.3
Net current period other comprehensive income (loss)	(0.5)	0.3	(28.4)	(28.6)

Ending balance	$(0.1)	$(8.4)	$18.5	$10.0

	Gains and
	(Losses) on	Defined
	Cash Flow	Benefit	Foreign
Three Months Ended September 30, 2013 (a)	Hedges	Pension	Currency	Total
Beginning balance	$(0.5)	$(9.0)	$39.3	$29.8

Other comprehensive income (loss) before reclassifications (b)	-	-	16.0	16.0
Amounts reclassified from accumulated other comprehensive income	-	0.7	-	0.7
Net current period other comprehensive income	-	0.7	16.0	16.7

Ending balance	$(0.5)	$(8.3)	$55.3	$46.5

	Gains and
	(Losses) on	Defined
	Cash Flow	Benefit	Foreign
Nine Months Ended September 30, 2014 (a)	Hedges	Pension	Currency	Total
Beginning balance	$0.3	$(9.3)	$43.5	$34.5

Other comprehensive income (loss) before reclassifications (b)	0.2	-	(25.0)	(24.8)
Amounts reclassified from accumulated other comprehensive income	(0.6)	0.9	-	0.3
Net current period other comprehensive income (loss)	(0.4)	0.9	(25.0)	(24.5)

Ending balance	$(0.1)	$(8.4)	$18.5	$10.0

	Gains and
	(Losses) on	Defined
	Cash Flow	Benefit	Foreign
Nine Months Ended September 30, 2013 (a)	Hedges	Pension	Currency	Total
Beginning balance	$(0.7)	$(9.6)	$67.9	$57.6

Other comprehensive income (loss) before reclassifications (b)	(0.2)	-	(12.6)	(12.8)
Amounts reclassified from accumulated other comprehensive income	0.4	1.3	-	1.7
Net current period other comprehensive income (loss)	0.2	1.3	(12.6)	(11.1)

Ending balance	$(0.5)	$(8.3)	$55.3	$46.5

(a)	With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table above are reflected net of applicable income taxes.
(b)	The Company recorded foreign exchange losses of approximately $10.4 million and $10.8 million in the three months and nine months ended September 30, 2014, respectively, and foreign exchange losses (gains) of $5.9 million and $(7.5) million in the three months and nine months ended September 30, 2013, respectively, in accumulated other comprehensive income related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to income for the three and nine months ended September 30, 2014 and 2013 are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended	Nine Months Ended	Line Item Impacted in the
	September 30, 2014	September 30, 2014	Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(0.1)	$(1.0)	Product cost
	0.1	0.4	Income tax expense (benefit)
Reclassifications, net of income taxes	-	(0.6)

Amortization of defined benefit pension:
Amortization of loss	$0.4	$1.2	Product cost
	(0.1)	(0.3)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.9

Total reclassifications, net of income taxes	$0.3	$0.3

	Amount Reclassified from AOCI
	Three Months Ended	Nine Months Ended	Line Item Impacted in the
	September 30, 2013	September 30, 2013	Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.1	$0.7	Product cost
	(0.1)	(0.3)	Income tax expense (benefit)
Reclassifications, net of income taxes	-	0.4

Amortization of defined benefit pension:
Amortization of loss	$0.4	$1.2	Product cost
	(0.1)	(0.3)	Income tax expense (benefit)
	0.4	0.4	Deferred tax asset
Reclassifications, net of income taxes	0.7	1.3

Total reclassifications, net of income taxes	$0.7	$1.7

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

Cash Flow Hedges

As of September 30, 2014, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of September 30, 2014 and December 31, 2013 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations (see Note 12). For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.  Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of September 30, 2014, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2016.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2014 and December 31, 2013, the Company had agreements in place to hedge forecasted natural gas purchases of 3.8 and 2.1 million MMBtus, respectively.

As of September 30, 2014, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $0.1 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of September 30, 2014 and December 31, 2013, (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	September 30, 2014	Balance Sheet Location	September 30, 2014

Commodity contracts(b)	Other current assets	$0.3	Accrued expenses	$0.3
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.4
Total derivatives designated as hedging instruments		$0.4		$0.7

(a)	As of September 30, 2014, the Company has commodity hedge agreements with four counterparties. The amounts shown as liabilities are due to three counterparties. The amount recorded as an asset is primarily due from two counterparties.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets immaterial amounts that are in receivable and payable positions with larger amounts that are in payable and receivable positions, respectively.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013

Commodity contracts(b)	Other current assets	$0.7	Accrued expenses	$0.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	-
Total derivatives designated as hedging instruments		$0.7		$0.4

(a)	The Company has commodity hedge agreements with three counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to two counterparties. The amount recorded as an asset is due from one counterparty.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets immaterial amounts that are in receivable and payable positions with larger amounts that are in payable and receivable positions, respectively.

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

	September 30, 2014	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$2.2	$2.2	$-	$-
Derivatives – natural gas instruments	0.2	-	0.2	-
Total Assets	$2.4	$2.2	$0.2	$-
Liability Class:
Liabilities related to non-qualified retirement plan	$(2.2)	$(2.2)	$-	$-
Derivatives – natural gas instruments	(0.5)	-	(0.5)	-
Total Liabilities	$(2.7)	$(2.2)	$(0.5)	$-

(a)	Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in international funds, approximately 40% in short-term investments and approximately 35% in blended funds.

	December 31, 2013	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$4.5	$4.5	$-	$-
Derivatives – natural gas instruments	0.5	-	0.5	-
Total Assets	$5.0	$4.5	$0.5	$-
Liability Class:
Liabilities related to non-qualified retirement plan	$(4.5)	$(4.5)	$-	$-
Derivatives – natural gas instruments	(0.2)	-	(0.2)	-
Total Liabilities	$(4.7)	$(4.5)	$(0.2)	$-

(a)	Includes mutual fund investments of approximately 5% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small to mid-cap U.S. companies, approximately 65% in short-term investments and approximately 25% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.2 million and $4.5 million as of September 30, 2014 and December 31, 2013, respectively, are stated at fair value based on quoted market prices.  As of September 30, 2014, the estimated amount a third-party would pay for the fixed-rate 4.875% Senior Notes, based on available trading information, totaled $238.6 million (level 2) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at September 30, 2014 for the amounts outstanding under the credit agreement, based upon available bid information received from the Company’s lender, totaled $373.6 million (level 2) compared with the aggregate principal balance of $377.4 million.

15.  Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator:
Net earnings	$87.9	$15.4	$137.4	$72.4
Less: net earnings allocated to participating securities (a)	(0.5)	(0.1)	(0.8)	(0.6)
Net earnings available to common shareholders	$87.4	$15.3	$136.6	$71.8

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,575	33,469	33,542	33,378
Weighted-average awards outstanding (b)	26	15	24	24
Shares for diluted earnings per share	33,601	33,484	33,566	33,402
Net earnings per common share, basic	$2.60	$0.46	$4.07	$2.15
Net earnings per common share, diluted	$2.60	$0.46	$4.07	$2.15

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Weighted participating securities included 209,000 and 214,000 for the three and nine months ended September 30, 2014, respectively, and 275,000 and 305,000 for the three and nine months ended September 30, 2013, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 389,000 and 397,000 weighted-awards outstanding for the three and nine months ended September 30, 2014, respectively, and 410,000 and 469,000 for the three and nine months ended September 30, 2013, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: domestic and international general business and economic conditions; uninsured risks and hazards associated with underground mining operations; losses for acts of nature which may not  be fully reimbursable through our insurance carriers; the timing of any insurance reimbursements may not correspond to the period in which the loss was incurred; governmental policies affecting the agricultural industry, consumer and industrial industry or highway maintenance programs in localities where we or our customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies and prices of raw materials and energy used in manufacturing certain of our products and the price or availability of transportation services; capacity constraints limiting the production of certain products; the ability to successfully complete acquisitions or integrate acquired businesses; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving or renewing required governmental and regulatory approvals; the impact of new technology on the demand for our products; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the impact of the Company’s indebtedness and interest rates changes; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and tax proceedings, including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; the impact of credit and capital markets, including the risks of customer and counterparty defaults and declining credit availability; changes in tax laws or estimates; cyber security issues; and other risks referenced from time to time in this report and other filings of ours with Securities and Exchange Commission (“SEC”), including the “Risk Factors” of the  Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of our salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in the markets we serve.  Inventory management practices are employed to respond to the varying level of sales demand which impacts our production volumes, the resulting per-ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter and earnings are typically lower in those quarters than in the first and fourth quarters.

We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data. Weather affects our highway and consumer and industrial deicing salt sales volumes and resulting gross profit. The frequency of winter weather events was above average in both the first quarter of 2014 and the first quarter of 2013 in the markets we serve.  The more severe winter in the first quarter of 2014 favorably impacted our sales and our operating earnings and depleted inventories in the market when compared to the first quarter of 2013.  The depleted inventories in 2014 has strained the adequate supply for deicing products and resulted in higher contract highway deicing prices during the summer bidding for the upcoming 2014-2015 winter season.  To supplement our salt production to meet demand, we have purchased salt at higher average cost than our per-unit salt production costs to attempt to fully serve our markets.

Plant Nutrition Segment (formerly known as Specialty Fertilizer Segment)

Our sulfate of potash (“SOP”) product is used in the production of specialty fertilizers for high-value crops and turf. Our domestic sales of SOP are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of plant nutrition sales volumes.  Additionally, the demand for and market price of SOP can be influenced by the broader potash market.  The potash market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type of fertilizer product used.  The yields and/or quality of high-value or chloride-sensitive crops are generally better when SOP is used as a potassium nutrient rather than potassium chloride (“KCl”).

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

Our SOP production facility in Ogden, Utah, the largest in North America and one of only three SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two- to three-year production cycle. Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds, and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and, correspondingly, the amount of raw SOP mineral feedstock available to convert into finished product.  Due to lower raw material solar pond harvest in 2012, we purchased and consumed potassium mineral feedstock for SOP production, which was at a higher per-unit cost than our solar evaporated feedstock. The higher per-unit production costs for the inventory produced in 2012 significantly impacted our margins in the first quarter of 2013 when the remaining inventory produced in 2012 was sold.  In 2013, our SOP production facility in Ogden experienced operational issues which impacted the process that converts these raw materials to finished goods.  In addition, the Ogden facility began operating at production volumes which were lower than the anticipated design capacities of the recent expansion.  We expect the solar pond-based effective capacity to be up to 320,000 tons annually for the Ogden facility, when weather conditions at our site are typical. We are focusing our sales efforts domestically in markets which typically yield higher average selling prices, net of shipping and handling costs, due to their proximity to our facilities when compared to international markets.  Beginning in the latter half of 2013, we purchased and consumed KCl feedstock at our Ogden facility for conversion into SOP, and we have increased the volume of KCl feedstock in 2014.  These KCl feedstock purchases helped increase production volumes, yet resulted in increased per-unit costs.  As the spread between market prices for SOP and KCl has increased, the economics of producing SOP partly from KCl has improved for our unique KCl conversion process.  While these KCl purchases will increase our expected full year product cost and reduce the resulting margin percentages, they also are expected to increase the amount of our gross profit.  Future purchases of KCl will be based upon several factors, including but not limited to, the cost of converting KCl to SOP and SOP market prices.

In April 2014, we completed the acquisition of Wolf Trax, Inc., a privately-held Canadian corporation (recently renamed Compass Minerals Manitoba Inc. (“Compass Manitoba”)) for $95.5 million Canadian dollars (approximately $86.5 million U.S. dollars at the closing date) in cash after customary post-closing adjustments. The acquisition enhanced our position as a key resource for premium plant nutrition products by adding innovative crop nutrient products based upon proprietary and patented technologies.

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

Future period per-unit costs will continue to be influenced by oil-based fuel costs, a significant component of shipping and handling costs.  In addition, portions of the transportation industry have recently been impacted by supply constraints, particularly the trucking sector, which have increased costs in 2014 in some of our service regions.

Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our SOP, deicing and water conditioning products, are also significant.  Our production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  Our SOP production facility in Saskatchewan, Canada, purchases KCl under a long-term supply agreement, which is not based upon the market price of KCl.  One of the production methods at that facility uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, plant nutrition segment, our records management business and unallocated corporate activities.  The results of operations for Compass Manitoba have been included in our plant nutrition segment results from the date of acquisition. The results of operations of the records management business and other incidental revenues include sales of $2.4 million and $3.0 million for the three months ended September 30, 2014 and 2013, respectively, and $7.4 million and $7.6 million for the nine months ended September 30, 2014 and 2013, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Salt Sales (in millions)
Salt sales	$175.4	$142.6	$647.3	$597.4
Less: salt shipping and handling	51.6	40.2	211.7	185.0
Salt product sales	$123.8	$102.4	$435.6	$412.4

Salt Sales Volumes (thousands of tons)
Highway deicing	1,460	1,392	7,192	6,907
Consumer and industrial	612	544	1,823	1,581
Total tons sold	2,072	1,936	9,015	8,488

Average Salt Sales Price (per ton)
Highway deicing	$57.19	$47.83	$53.24	$53.77
Consumer and industrial	150.16	139.61	145.04	142.94
Combined	84.65	73.64	71.80	70.38

Plant Nutrition Sales (in millions)
Plant nutrition sales	$62.7	$39.1	$194.4	$137.2
Less: Plant nutrition shipping and handling	5.9	4.2	21.3	15.0
Plant Nutrition product sales	$56.8	$34.9	$173.1	$122.2

Plant Nutrition Sales Volumes (thousands of tons)	86	61	291	217
Plant Nutrition Average Price (per ton)	$736	$646	$669	$631

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Sales

Sales for the third quarter of 2014 of $240.5 million increased $55.8 million, or 30% compared to $184.7 million for the same quarter of 2013. Sales primarily include revenues from the sale of our salt and plant nutrition products, or “product sales,” as well as revenues from our records management business, and shipping and handling costs incurred to deliver salt and plant nutrition products to our customers.  Shipping and handling costs increased $13.1 million from $44.4 million in the third quarter of 2013 to $57.5 million in the third quarter of 2014 due primarily to higher salt and plant nutrition sales volumes in the third quarter of 2014 when compared to same period of 2013. In addition, per-unit salt shipping and handling costs were higher in the salt segment in the third quarter of 2014 than in the third quarter of 2013 due primarily to trucking supply constraints in the transportation industry.

Product sales for the third quarter of 2014 of $180.6 million increased $43.3 million compared to $137.3 million for the same period in 2013, reflecting higher salt and plant nutrition segment product sales.

Salt product sales for the third quarter of 2014 of $123.8 million increased $21.4 million, or 21% compared to $102.4 million for the same period in 2013.  The increase in the third quarter of 2014 was due primarily to higher sales volumes and higher highway deicing average selling prices in the third quarter of 2014 compared to the prior year, which was partially offset by lower sales volumes in the U.K. Salt sales volumes in the quarter increased by 136,000 tons from 2013 levels principally due to higher highway and consumer deicing sales volumes, which were partially offset by lower sales of rock salt to our chlor-alkali customers.  We experienced an increase in early fill orders in the third quarter of 2014 when compared to 2013 due to the more severe winter weather experienced in the first quarter of 2014. The increase in salt sales volumes contributed approximately $14 million to the increase in salt product sales for the third quarter of 2014.  During the third quarter of 2014, combined average salt sales prices increased from the same period of the prior year by approximately $8 million due to an increase of 20% in highway average selling prices resulting from higher contract sales prices experienced in the highway annual contract bidding as a result of the more severe than normal 2013-2014 winter season.  The average highway deicing contracted price for the upcoming winter season are well-above historical averages. In addition, we experienced an increase of 8% in prices for consumer and industrial products due to changes in product mix, resulting from more deicing sales as demand has shifted in preparation for the upcoming winter season.

Plant nutrition product sales for the third quarter of 2014 of $56.8 million increased $21.9 million, or 63% compared to $34.9 million for the same period in 2013.  This increase was due primarily to a 25,000 ton (41%) increase in sales volumes in the third quarter of 2014 when compared to the prior year.  The increase in sales volumes contributed approximately $14 million to the increase in plant nutrition product sales.  In addition, our average per-ton market price increased 14% in the third quarter of 2014 to $736 per ton when compared to the same period in 2013.  The average selling price benefited from higher market prices for SOP products in the third quarter of 2014 when compared to the same period in 2013.   Sales related to the acquisition of Wolf Trax, Inc. also increased our sales volumes and average sales price in the third quarter of 2014.

Gross Profit

Gross profit for the third quarter of 2014 of $149.8 million increased $104.0 million, or 227% compared to $45.8 million in the third quarter of 2013 due to increases in both the salt and plant nutrition segments.  As a percent of total sales, 2014 gross margin increased by 37 percentage points, from 25% in the third quarter of 2013 to 62% in the third quarter of 2014. The gross profit for the salt segment increased by approximately $92 million due primarily to the settlement of the insurance claim related to the tornado in Goderich, Ontario.  In the third quarter of 2014, we recognized a gain which increased gross profit by approximately $82.3 million in connection with the insurance settlement (see Note 3).  In addition, the gross profit for the salt segment was favorably impacted by higher average sales prices of approximately $8 million in the third quarter of 2014 when compared to 2013.  The gross profit improvement from higher sales volumes was largely offset by higher logistics costs and higher costs related to salt purchased to meet additional customer demand.

The increase in plant nutrition segment gross profit of approximately $13 million in the third quarter of 2014 was principally due to higher sales volumes and higher average sales prices when compared to the same period in the prior year.  Both periods experienced higher per-unit production costs as we purchased and consumed KCl feedstock to increase SOP production.  In addition, the impact of the acquisition of Wolf Trax, Inc. in April 2014 contributed to the increase in plant nutrition segment gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2014 of $26.8 million increased $4.1 million compared to $22.7 million for the same period of 2013.  The increase in expense is primarily due to increased spending associated with the ongoing operation of recently acquired Compass Manitoba as well as higher variable compensation costs.

Interest Expense

Interest expense for the third quarter of 2014 of $5.5 million increased $1.1 million compared to $4.4 million for the same period in 2013. This increase in interest expense is primarily due to the refinancing of our $100 million 8% senior notes (“8% Senior Notes”) with $250 million 4.875% senior notes (“4.875% Senior Notes) in June 2014.

Other (Income) Expense, Net

Other income of $3.1 million for the third quarter of 2014 improved $3.0 million when compared to income of $0.1 million in the same period of 2013.  Net foreign exchange gains were $2.7 million in the third quarter of 2014 when compared to foreign exchange losses of $0.4 million in the same period of 2013.

Income Tax Expense

Income tax expense for the third quarter of 2014 was $32.7 million as compared to $3.4 million for the third quarter of 2013, partially reflecting higher pretax income.  Our effective tax rate for the three months ended September 30, 2014 increased from the prior year due to higher pretax income in 2014 and refinements made in both periods related to the expected full-year tax rate.  Our effective rate is impacted by permanent tax deductions which have a less favorable rate impact as pretax income increases. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic production activities deduction, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Sales

Sales for the nine months ended September 30, 2014 of $849.1 million increased $106.9 million, or 14% compared to $742.2 million for the nine months ended September 30, 2013.  Shipping and handling costs were $233.0 million during the first nine months of 2014, an increase of $33.0 million compared to $200.0 million for the same period in 2013.  The increase in shipping and handling costs is primarily due to higher salt and plant nutrition sales volumes and higher per-unit shipping and handling costs in the first nine months of 2014 when compared to the same period of 2013.  In addition, per-unit salt shipping and handling costs were higher in the salt segment in the first nine months of 2014 than in the first nine months of 2013 due primarily to trucking supply constraints in the transportation industry.

Product sales for the first nine months of 2014 of $608.7 million increased $74.1 million, or 14% compared to $534.6 million for the same period in 2013, reflecting higher product sales in both the plant nutrition and salt segments.

Salt product sales of $435.6 million for the nine months ended September 30, 2014 increased $23.2 million or 6% compared to $412.4 million in the same period of 2013.  The increase in the first nine months of 2014 was due to higher salt segment sales volumes, which contributed approximately $57 million to the increase in salt product sales.  Salt sales volumes in 2014 increased by 527,000 tons from 2013 levels consisting of higher highway and consumer deicing sales volumes principally due to the more severe winter weather experienced in the first quarter of 2014 in North America when compared to the winter weather experienced in the first quarter of 2013 in the markets we serve, which was partially offset by lower salt sales volumes in the U.K. due to the mild winter in that region.  The increase in salt product sales volume was offset by a decline in highway average salt sales prices primarily due to a decline in the average highway sales price as a result of lower contract pricing experienced from the 2013-2014 bid season when compared to the prior year and changes in product mix for highway deicing and consumer and industrial products.  The decline in average salt sales prices in the first half of 2014 was partially offset by higher contract sales prices experienced in the third quarter of 2014, as the 2014-2015 highway average annual contract bidding prices increased.  The exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first nine months of 2014 unfavorably impacted salt product sales by approximately $8 million when compared to the exchange rates used in the first nine months of 2013.

Plant nutrition product sales during the first nine months of 2014 of $173.1 million increased $50.9 million, or 42% compared to $122.2 million for the same period in 2013.  This increase was due to a 34% increase in sales volumes in the first nine months of 2014 compared to the same period in the prior year.  In addition, our average selling price of plant nutrition products in the first nine months of 2014 increased to $669 per ton from $631 per ton in the first nine months of 2013. Sales related to the acquisition of Wolf Trax, Inc. in April 2014 increased both our sales volumes and average sales price in the first nine months of 2014.

Gross Profit

Gross profit for the first nine months of 2014 of $279.6 million increased $100.6 million, or 56% compared to $179.0 million in the same period of 2013.  As a percent of sales, gross margin increased by nine percentage points, from 24% in the first nine months of 2013 to 33% in the first nine months of 2014.  The gross profit for the salt segment increased due to the settlement of the insurance claim related to a tornado in Goderich, Ontario in 2011.  In the third quarter of 2014, we recognized a gain which increased gross profit by approximately $82.3 million in connection with the insurance settlement. Salt gross profit was also impacted by higher sales volumes in the first nine months of 2014 when compared to the prior year and was offset by lower average selling prices for highway deicing products, higher logistics costs and the impact of changes in product mix for highway and consumer and industrial products. In addition, the effects of exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first nine months of 2014 unfavorably impacted salt gross profit by approximately $2 million when compared to the exchange rates used in the first nine months of 2013.

The increase in plant nutrition segment gross profit of approximately $20 million in the first nine months of 2014 was principally due to higher sales volumes when compared to the same period in the prior year. Both periods were impacted by higher per-unit production costs as we purchased and consumed KCl and mineral feedstock to increase SOP production although costs in the first nine months of 2014 were slightly elevated when compared to the same period in 2013. In addition, the impact of the acquisition of Wolf Trax, Inc. in April 2014 contributed modestly to the increase in plant nutrition segment gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of 2014 of $76.2 million increased $2.5 million compared to $73.7 million for the same period of 2013.  The increase in expense is due to acquisition and increased costs associated with the ongoing operation of recently acquired Compass Manitoba.  The increase is partially offset by a restructuring charge in the second quarter of 2013 related to a reorganization of the Company’s management of approximately $1.7 million and lower variable compensation costs in the first nine months of 2014 when compared to the same period in 2013.

Interest Expense

Interest expense for the first nine months of 2014 of $14.4 million increased $1.2 million compared to $13.2 million for the same period in 2013. This increase in interest expense is primarily due to the refinancing of our $100 million 8% Senior Notes with $250 million 4.875% Senior Notes in June 2014.

Other (Income) Expense, Net

Other expense was $0.9 million for the first nine months of 2014 and other income was $3.2 million in the first nine months of 2013.  Net foreign exchange gains were $5.0 million in the first nine months of 2014 when compared to foreign exchange gains of $2.1 million in the same period of 2013.  In addition, the second quarter of 2014 includes a $6.9 million charge related to the refinancing of our senior notes in June 2014, comprised of call premiums of $4.0 million, the write-off of existing deferred financing fees of $1.4 million and the $1.5 million write-off of the original issue discount on our 8% Senior Notes.

Income Tax Expense

Income tax expense of $50.7 million for the nine months ended September 30, 2014 increased $27.8 million from $22.9 million for the same period in 2013 partially reflecting an increase in pretax income in 2014 and a higher effective tax rate.  Our effective rate is impacted by permanent tax deductions which have a less favorable rate impact as pretax income increases.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $220.0 million as of September 30, 2014 increased $60.4 million over December 31, 2013 resulting from operating cash flows of $129.7 million generated in the first nine months of 2014 and additional cash received related to the refinancing of our $100.0 million 8% Senior Notes with $250.0 million 4.875% Senior Notes.  We used a portion of those cash flows to acquire Wolf Trax, Inc. for $95.5 million Canadian dollars ($86.5 million U.S. dollars) after post-closing adjustments, fund capital expenditures of $83.5 million and to pay dividends on our common stock of $60.6 million.

As of September 30, 2014, we had $627.4 million of principal indebtedness consisting of $250.0 million 4.875% Senior Notes due 2024 and $377.4 million of borrowings outstanding under our credit agreement.  No amounts were outstanding under our $125 million revolving credit facility as of September 30, 2014. We had $7.1 million of outstanding letters of credit as of September 30, 2014, which reduced our revolving credit facility borrowing availability to $117.9 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our credit agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 4.875% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture.  Although we are in compliance with our debt covenants as of September 30, 2014, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 4.875% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of September 30, 2014, a substantial portion of our cash and cash equivalents was either held directly or indirectly by foreign subsidiaries.  Due in part to the seasonality of our domestic business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our cash balances and tax positions on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by the values charged on the transfer of our products between them.  We calculate values charged on transfers based on guidelines established by the multi-national organization which publishes accepted tax guidelines recognized in all of the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary income taxes, profits and cash flows are realized.  Some of our calculated values have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations are proper and consistent with the accepted guidelines, we can make no assurance that the final resolution of these matters with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statements.  Additionally, the timing for settling these challenges is uncertain and it is possible that settlements may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access to consolidated cash on hand in all jurisdictions, as well as future cash flows from operations.

Canadian provincial tax authorities have challenged tax positions claimed by one of our Canadian subsidiaries and have issued tax reassessments for years 2002-2009.  The reassessments are a result of ongoing audits and total approximately $84 million, including interest through September 2014.  We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  We and the tax authority have agreed that we will post collateral of approximately $30 million in a performance bond (including approximately $6 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  As part of the additional required collateral, we have previously paid approximately $30 million and we have agreed to pay an additional approximately $1 million during the remainder of 2014 with the remaining collateral balance to be paid after 2014.  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed us for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and we believe this action is highly unusual.  We are seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through September 30, 2014, related to this matter is approximately $100 million.  We have agreed to post collateral in the form of a performance bond for approximately $21 million and have previously made cash payments of approximately $2 million.  We are currently in discussions with the Canadian tax authorities regarding the remaining required collateral of approximately $42 million.

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

We recorded impairment of our property, plant and equipment and clean-up and restoration costs during 2011 through 2013 related to the impacted areas at both of the Goderich facilities.  There were no material expenses or charges related to the tornado in 2014.  During the first nine months of 2013, we received $18.5 million of insurance advances and recorded $1.2 million of these advances as a reduction to salt product cost in our consolidated statements of operations to offset recognized asset impairment charges and site clean-up and restoration costs during the first nine months of 2013.  The remainder of cash advances received was recorded as deferred revenue in the consolidated balance sheets as U.S. generally accepted accounting principles (“GAAP”) limits the recognition of gains in the consolidated statements of operation related to insurance recoveries until all contingencies have been resolved.  We recorded approximately $16.1 million of the insurance advances as deferred revenue in the first nine months of 2013 in the consolidated balance sheets and we have presented these amounts in our operating and investing sections of the consolidated statements of cash flows.  In the third quarter of 2014, we resolved all contingencies and settled our insurance claim.  The settlement included a substantial amount related to business interruption losses.  Cumulatively, we received $114.9 million in cash, including approximately $28.6 million received in 2014 which was originally recorded as deferred revenue in our consolidated balance sheets.  The insurance proceeds included approximately $26.9 million related to clean-up and restoration costs and asset impairment charges and approximately $83.3 million of proceeds for the replacement of property, plant and equipment and business interruption losses.  In connection with the settlement, we released our deferred revenue balance of $83.3 million and recorded a gain of $82.3 million as a reduction to product cost and approximately $1.0 million as a reduction to selling, general and administrative expenses in our consolidated statements of operations for the third quarter of 2014.  The difference between the cash received and the amounts recorded above relates to the foreign exchange impact from translating amounts from Canadian dollars to U.S. dollars.

For the Nine Months Ended September 30, 2014 and 2013

Net cash flows provided by operating activities for the nine months ended September 30, 2014 were $129.7 million, a decrease of $12.4 million compared to $142.1 million for the first nine months of 2013. We had an increase in working capital items of $17.5 million in the first nine months of 2014 compared to a reduction of $4.0 million in the first nine months of 2013. These changes reflect the seasonal nature of our deicing products and will vary in large part due to the severity and timing of the winter weather in the regions we serve.

Net cash flows used by investing activities of $147.5 million and $68.7 million for the nine months ended September 30, 2014 and 2013, respectively, resulted from capital expenditures of $83.5 million and $83.1 million, respectively.  Our capital expenditures in 2013 include expenditures (including expenditures for improvements to our existing property, plant and equipment which are not fully reimbursable) for the replacement of property, plant and equipment damaged or destroyed by the tornado. The remaining capital expenditures were primarily for routine replacements. In April 2014, we acquired Wolf Trax, Inc. for $95.5 million Canadian dollars ($86.5 million U.S. dollars) after customary post-closing adjustments.  In addition, we received $19.4 million and $11.9 million of cash related to the tornado that was presented as investment activities during the first nine months of 2014 and 2013, respectively.

Financing activities during the first nine months of 2014 were a source of cash flows of $84.3 million, primarily as a result of the refinancing of our $100.0 million 8% Senior Notes with $250.0 million 4.875% Senior Notes.  We also paid dividends of $60.6 million in the first nine months of 2014.  During the first nine months of 2013, we used $46.5 million of cash flows, primarily to make $54.9 million of dividend payments and $2.9 million of debt payments.  Both periods were partially offset by proceeds received from stock option exercises.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of CMI.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items that management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”).  Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations. Our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are essential elements of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items in other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and ongoing consequence of our operations.  We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$87.9	$15.4	$137.4	$72.4
Interest expense	5.5	4.4	14.4	13.2
Income tax expense	32.7	3.4	50.7	22.9
Depreciation, depletion and amortization	20.0	18.0	57.2	53.4
EBITDA	146.1	41.2	259.7	161.9
Other non-operating expenses:
Gain from insurance settlement	(83.3)	-	(83.3)	-
Other (income) expense, net	(3.1)	(0.1)	0.9	(3.2)
Adjusted EBITDA	$59.7	$41.1	$177.3	$158.7

Our operating earnings were favorably impacted in the first quarter of 2014 and to a lesser degree in the first quarter of 2013 by the winter weather in the markets we serve. In both periods of 2014, our operating results include a gain of $83.3 million resulting from the settlement of an insurance claim due to a tornado at its salt facilities in Goderich, Ontario in August 2011.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide disclosure in the footnotes under certain circumstances.  This guidance is effective for fiscal years ending after December 15, 2016 with early adoption permitted.  We do not expect that this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers.  The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services.  This guidance is effective for fiscal years and interim periods with those years beginning after December 15, 2016 and early adoption is not permitted.  The guidance permits the use of either a full or modified retrospective or cumulative effect transition method.  We are currently evaluating the impact that the implementation of this standard will have on our consolidated financial statements.

In April 2014, the FASB issued guidance which changes the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations.  Under the new guidance, disposals that represent a strategic shift that have or will have a major effect on an entity’s operations or financial results should be reported as discontinued operations.  The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2014.  We do not expect that this guidance will have a material impact on our consolidated financial statements.

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

Effects of Currency Fluctuations

We conduct operations in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with British pounds sterling and Canadian dollars also being significant. Significant changes in the value of the Canadian dollar or British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facility.

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

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

For a discussion of the risk factors applicable to the Company, please refer to Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2013.  There have been no material changes to the Company’s risk factors as disclosed in such Form 10-K.

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

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 28, 2014	/s/ FRANCIS J. MALECHA
Francis J. Malecha
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2014	/s/ RODNEY L. UNDERDOWN
Rodney L. Underdown
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

10.1
Severance Agreement between Compass Minerals International, Inc. and Rodney Underdown dated July 7, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated July 8, 2014)

10.2*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restricted Covenant Agreement
31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer
31.2*	Section 302 Certifications of Rodney L. Underdown, Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer and Rodney L. Underdown, Chief Financial Officer
95*	Mine Safety Disclosures
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*     Filed herewith
**    Furnished herewith