Form 10-K
period 2014-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2015-02-23
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☑

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,213,012,380, based on the closing sale price of $95.74 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 19, 2015 was 33,615,517 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2015	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.	2014 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2014 FORM 10-K

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date of this report. Factors that could cause actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	domestic and international general business and economic conditions;

•	uninsured risks;

•	hazards of mining, including acts of nature;

•	governmental policies affecting highway maintenance programs, consumer, industrial or agricultural sectors in localities where we or our customers operate;

•	weather conditions;

•	the impact of competitive products;

•	pressure on prices realized for our products;

•	constraints on supplies and prices of raw materials and energy used in manufacturing certain of our products;

•	the price or lack of availability of transportation services;

•	the ability to successfully complete acquisitions or integrate acquired businesses;

•	the ability to attract and retain skilled personnel or avoid a disruption in our workforce;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	difficulties or delays in receiving or renewing required governmental or regulatory approvals;

•	misappropriation or infringement claims relating to intellectual property;

•	the impact of new technology on the demand for our products;

•	market acceptance issues, including the failure of products to generate anticipated sales levels;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	foreign exchange rates and fluctuations in those rates;

•	the costs and effects of legal and tax proceedings, including environmental and administrative proceedings;

•	agricultural economics, customer expectations about future plant nutrition market prices and customer application rates;

•	the impact of indebtedness and interest rates, including access to additional credit and capital markets;

•	changes in tax laws or estimates;

•	cyber security issues; and

•	other risk factors included in this Form 10-K and reported from time to time in our filings with the Securities and Exchange Commission (“SEC”). See “Where You Can Find More Information.”

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer and marketer of essential minerals, including salt, sulfate of potash specialty fertilizer (“SOP”), and magnesium chloride. As of December 31, 2014, we operated 12 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada, and the largest rock salt mine in the U.K. in Winsford, Cheshire.  Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America.  We provide highway deicing salt to customers in North America and the U.K. and plant nutrition products to growers and fertilizer distributors worldwide. Our principal plant nutrition product is SOP, which we began marketing under the trade name Protassium+™ in 2014.  We also sell various premium micronutrient products under our Wolf Trax® brand.  Additionally, we produce and market consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, England.

SALT SEGMENT

Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted by shifting economic cycles. We are among the lowest-cost salt producers in our markets due to our high-grade quality salt deposits which are among the most extensive in the world and through the use of effective mining techniques and efficient production processes.
Through our salt segment, we mine, produce, process, distribute and market sodium chloride and magnesium chloride in North America and sodium chloride in the U.K.  Our salt segment products include rock salt, mechanically evaporated and solar evaporated salt, and brine and flake magnesium chloride. We also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products.  Sodium chloride (either as a single mineral or in combination with other chlorides) represents the vast majority of the products we produce and sell.  Accordingly, we refer to these products collectively as “salt,” unless otherwise noted.  In 2014, the salt segment accounted for approximately 78% of our gross sales.  See Note 15 of our Consolidated Financial Statements for segment financial information.
Salt is used in a wide variety of applications, including as a deicer for highway, consumer and professional use (rock salt and specialty deicers, which include pure or blended magnesium chloride, potassium chloride and calcium chloride salts with sodium chloride), as an ingredient in the production of chemicals, for water treatment, human and animal nutrition, and for a variety of other consumer and industrial uses.
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

Salt Industry Overview
The salt industry has historically been characterized by modest growth and steady price increases across various types of products, after factoring in the impact of variability due to mild and severe winter weather. Salt is one of the most common and widely-consumed minerals in the world due to its low relative cost and its utility in a variety of applications, including highway deicing, food processing, water conditioning, industrial chemical processing and nutritional supplements for livestock. We estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 37 million tons per year based on average winter weather conditions, while the consumer and industrial market totals approximately 13 million tons per year. In the U.K., we estimate that the size of the highway deicing market is approximately 2 million tons per year with such estimates based upon average winter weather conditions.  According to the latest available data from the U.S. Geological Survey (“USGS”), during the thirty-year period ending 2012, the production of salt used in highway deicing and for consumer and industrial products in the U.S. has increased at an historical average of approximately 1% per year, although there have been recent fluctuations which have been above and below this average.
Salt prices vary according to purity and end use and its pricing differences reflect, among other things, variations in refining and packaging processes. According to the latest USGS data, during the thirty-year period ending 2012, prices for salt used in highway deicing and consumer and industrial products in the U.S. have increased at an historical average of approximately 3% per year, although there have been recent fluctuations which have been above and below this average. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost making logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor the supply of salt by producers located nearest to the customers.

Processing Methods
Our current production capacity, excluding salt and other minerals purchased under contracts, is approximately 15.6 million tons of salt per year.  As of December 31, 2014, mining, other production activities and packaging are conducted at 12 of our facilities.  Additionally, finished product is purchased under contracts from suppliers at three facilities.  The three processing methods we use to produce salt are described below.

Underground Rock Salt Mining – We primarily use a drill and blast mining technique at our North American underground rock salt mines. In addition, we use continuous mining equipment at our Goderich, Ontario facility.  At our Winsford, U.K., facility, we primarily use continuous mining equipment.  Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. It is then hoisted to the surface where the processed salt is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 84% of our current annual salt production capacity.  See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our properties and having renewed or received the required permits and approvals from third parties and governmental authorities.”

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
We also produce magnesium chloride through the solar evaporation process. We precipitate sodium chloride and potassium-rich salts from the brine, leaving a concentrated magnesium chloride brine solution.  This resulting concentrated brine becomes the raw material used to produce several magnesium chloride products, which are sold through both our consumer and industrial and highway deicing product lines, as well as our plant nutrition segment.

Operations and Facilities
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

United Kingdom – Our Winsford rock salt mine in Northwest, England, near Manchester serves the U.K. highway deicing market, primarily in England and Wales.

The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2014:

Location	Annual Production Capacity(a) (tons)	Product Type
North America
Goderich, Ontario Mine (b)	8,000,000	Rock Salt
Cote Blanche, Louisiana Mine	3,000,000	Rock Salt
Ogden, Utah:
Salt (c)	1,500,000	Solar Salt
Magnesium Chloride (d)	750,000	Magnesium Chloride
Lyons, Kansas Plant	450,000	Evaporated Salt
Unity, Saskatchewan Plant	160,000	Evaporated Salt
Goderich, Ontario Plant	130,000	Evaporated Salt
Amherst, Nova Scotia Plant	130,000	Evaporated Salt
United Kingdom
Winsford, Cheshire Mine	1,500,000	Rock Salt
(a)	Annual production capacity is our estimate of the tons that can be produced assuming a normal amount of scheduled down time and operation of our facilities under normal working conditions.
(b)	We continue to invest in the mine to achieve production capacity of approximately 9.0 million tons annually.
(c)	Solar salts deposited annually substantially exceed the amount converted into finished products. The amount presented here represents an approximate average amount produced based on recent market demand.
(d)	The magnesium chloride amount includes both brine and flake.

Salt production, including magnesium chloride, at these facilities totaled an aggregate of 15.2 million tons, 12.8 million tons and 10.8 million tons for the years ended December 31, 2014, 2013 and 2012, respectively. In August 2011, a tornado struck our salt mine and our salt mechanical evaporation plant, both located in Goderich, Ontario, which temporarily reduced production activities at both locations.  We resumed full production activities at both locations beginning in April 2012.  We also purchase salt and other minerals under contracts with third-parties to supplement our production needs.  Variations in production volumes are typically attributable to variations in the winter season weather typically ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.
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
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 84% of our salt producing capacity.  See Item 1A, “Risk Factors – Our operations are dependent on our rights and ability to mine our properties and having renewed or received the required permits and approvals from third parties and governmental authorities.”  Each of these mines is operated with modern mining equipment and utilizes subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops, and extensive raw materials handling systems. We believe our properties and our operating equipment are maintained in good working condition.
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
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 55, 49 and 169 years, respectively. We estimate that our mines at Goderich, Cote Blanche and Winsford have approximately 901.4 million, 251.1 million and 35.1 million tons, respectively, remaining at December 31, 2014. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 120, 76 and 35 years, respectively. In 2014, we received a third-party study which increased the estimated number of tons available to be mined at our Winsford mine based upon a new extraction method.  In addition, we amended the lease at our Cote Blanche mine in 2014 to extend the lease term by providing two extension periods of 25 years, each at our option.  The amended lease also includes the right to mine additional mineral reserves. We are awaiting a third-party estimate of the number of tons that will be available to be mined.  Until we receive an independent third-party study, our estimate of Cote Blanche’s remaining years of production are based upon an estimate of an additional 18.6 million tons of mineral reserves.
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
In addition, we acquired the mining rights to approximately 100 million tons of salt reserves in the Chilean Atacama Desert in 2012. This reserve estimate is based upon an initial report.  We will need to complete a feasibility study before we proceed with the development of this project to ensure our salt reserves are probable.  The development of this project will require significant infrastructure to establish extraction and logistics capabilities.
We package salt products at three additional Company-owned and operated facilities. The table below shows the packaging capacity at each of these facilities:

Location	Annual Packaging Capacity (tons)
Kenosha, Wisconsin	150,000
Chicago, Illinois	150,000
Duluth, Minnesota	100,000

In early 2015, we began operation of a packaging facility in Buffalo, New York.  As of December 31, 2014, we also have contracts to purchase salt from two suppliers in North America, which have a minimum purchasing commitment.  In 2014, one of our contracts to purchase salt expired and the facility that sourced the salt was sold to a third-party.

Products and Sales – We sell our salt products through our highway deicing product line (which includes brine magnesium chloride as well as rock salt treated with this mineral) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride and calcium chloride in both pure form and blended with salt). Highway deicing, including salt sold to chemical customers, constituted approximately 48% of our gross sales in 2014. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through some longer-term contracts, with price, product quality and delivery capabilities as the primary competitive market factors. See Item 1A, “Risk Factors – Our business is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities.” Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the cost to deliver products to customers, the locations of the salt sources and distribution networks also play a significant role in the ability of suppliers to serve customers.  We have an extensive network of approximately 85 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems (and their major tributaries) where our Goderich, Ontario and Cote Blanche, Louisiana mines are located to serve those markets. Salt and brine magnesium chloride from our Ogden, Utah facility are also used for highway deicing in the Western and upper Midwest regions of the U.S.  Treated rock salt, which is typically rock salt treated with brine magnesium chloride and organic materials that enhance the performance of the salt, is sold throughout our markets.
We produce highway deicing salt in the U.K. at our mining facility at Winsford, Cheshire, the largest rock salt mine in the U.K. We believe our production capability and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are viewed as a key supplier by the U.K.’s Highways Agency. In the U.K., approximately 75% of our highway deicing business is on multi-year contracts.
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
Our principal chemical customers are producers of intermediate chemical products used in the production of vinyls and other chemicals, pulp and paper, as well as water treatment and a variety of other industrial uses.  We typically have multi-year supply agreements, which are negotiated privately with our chemical customers. Price, service, product quality and security of supply are the major competitive market factors.
Sales of our consumer and industrial products accounted for approximately 30% of our 2014 gross sales. We are the third largest producer of consumer and industrial salt products in North America. This product line includes commercial and consumer applications, such as table salt, water conditioning, consumer and professional ice control, food processing, agricultural applications and a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in North America. Our Sifto® brand encompasses a full line of salt products, which are well recognized in Canada.
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
The table below shows our shipments of salt products:

	Year ended December 31,
	2014		2013		2012
(thousands of tons)	Tons	%	Tons	%	Tons	%
Highway Deicing	10,694	80	10,944	83	7,530	78
Consumer and Industrial	2,596	20	2,321	17	2,095	22
Total	13,290	100	13,265	100	9,625	100

Competition – We face strong competition in each of the markets in which we operate. In North America, other large, nationally and internationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America, but these mostly impact the East Coast and West Coast of the U.S. where we have minimal market presence. Two competitors serve the highway deicing salt market in the U.K.: one in Northern England and one in Northern Ireland. There are typically not significant imports of highway deicing salt into the U.K.  See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, economic conditions in the agriculture sector, and supply and demand imbalances for competing plant nutrient products, can also impact the price of or demand for our products.”

PLANT NUTRITION SEGMENT (FORMERLY SPECIALTY FERTILIZER SEGMENT)

Fertilizers serve a significant role in efficient crop production around the world.  Potassium is a vital nutrient for virtually all crops as it assists in regulating plants’ growth and improves durability. There are two major forms of potassium-based fertilizer, SOP and muriate of potash (“MOP”).  SOP is primarily used as a specialty fertilizer, providing potassium which is essential in increasing the yield and quality of certain crops, that tend to be high-value or chloride-sensitive, such as vegetables, fruits, potatoes, nuts, tobacco and turf grass. Many high-value or chloride-sensitive crop yields and/or quality are generally better when SOP is used as a potassium nutrient, rather than MOP. We are the leading SOP producer and marketer in North America and we also market SOP products internationally. In 2014, we branded our SOP products under the name Protassium+™. We offer several grades of Protassium+™ products, which are designed to serve the special needs of our customers. Our plant in Ogden, Utah is the largest in North America and one of only three large-scale solar brine evaporation operations for SOP in the world.  Our SOP plant in Wynyard, Saskatchewan is Canada’s only producer of SOP.
In April 2014, we completed the acquisition of Wolf Trax, Inc., a privately-held Canadian corporation (recently renamed Compass Minerals Manitoba Inc. (“Compass Manitoba”)), which develops and distributes micronutrient products under the Wolf Trax® brand.  Compass Manitoba develops and markets these innovative crop products based upon proprietary and patented technologies.  The acquisition has provided us an opportunity to enter new product and geographic markets and position ourselves as a key resource for premium plant nutrition products.
In 2014, the plant nutrition segment accounted for approximately 21% of our gross sales. See Note 15 of our Consolidated Financial Statements for segment financial information.
Historically, our domestic sales of Protassium+™ have been concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact plant nutrition sales volumes.  Additionally, the demand for and market price of SOP may be affected by the broader potash market and the economics of the specialty crops SOP serves.  The plant nutrient market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, government food programs, and governmental agriculture and energy policies in the U.S. and around the world.  Economic factors may affect the amount or type of crop grown in certain locations, or the type or amount of fertilizer product used.

Plant Nutrition Industry Overview
Our plant nutrition segment includes sales of SOP and micronutrients.  The average annual worldwide consumption of all potash fertilizers is approximately 70 million tons. MOP is the most common source of potassium and accounts for approximately 85% of all potash consumed in fertilizer production. SOP represents approximately 10% of all potash consumption. The remainder is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients.
MOP is the most widely used potassium source for most crops and is a less expensive form of potash fertilizer than SOP. SOP (which contains the equivalent of approximately 50% potassium oxide) is utilized by growers for many high-value crops, especially where there are needs or a desire for fertilizers with low chloride content or when the grower seeks a higher yield or quality for their crops. The use of SOP has been proven to improve the yield and/or quality of many high-value or chloride-sensitive crops such as citrus fruits, grapes, almonds, some vegetables, tobacco and turfgrass, including turf for golf courses. SOP market pricing has historically been sold at prices above MOP market pricing.
Worldwide consumption of potash has increased in response to growing populations and the need for additional food supplies.  We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yield efficiencies.
The micronutrients market has been growing over the last several years and we expect it to continue its growth in the future.  The industry benefits from the global nutrient deficiency in soils and the incentive for growers to obtain higher crop yields using the current available land resources.
Approximately 94% of our annual plant nutrition sales volumes in 2014 were made to domestic customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. These dealers and distributors combine or blend our plant nutrition products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements. See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, economic conditions in the agriculture sector, and supply and demand imbalances for competing plant nutrient products, can also impact the price of and demand for our products.”

Operations and Facilities
We produce Protassium+™ at two facilities, both located in North America: at the Great Salt Lake, near Ogden, Utah and at a site near Wynyard, Saskatchewan.  Our Ogden facility is the largest SOP producer in North America. The facility operates more than 45,000 acres of solar evaporation ponds to produce SOP and salt, including magnesium chloride, from the naturally occurring brine of the Great Salt Lake. The facility operates on land that is both owned and leased under renewable leases from the state of Utah. We believe that our property and operating equipment are maintained in good working condition. This facility has the capability to produce up to 320,000 tons of solar-pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of salt annually when weather conditions are typical.  These recoverable minerals exist in vast quantities in the Great Salt Lake. We believe the recoverable minerals exceed 100 years of reserves at current production rates and capacities and the lake quantities are so vast that they will not be significantly impacted by our production. Our rights to extract these minerals are contractually limited although we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions.
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
We can use KCl and other potassium-based minerals as a raw material feedstock to supplement our solar harvest to help meet demand when it is economically feasible. In 2012 through 2014, we purchased and consumed KCl and/or raw material feedstock to supplement production.
We have invested in our Ogden facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds.  The objectives have included some modification to our existing solar evaporation ponds to increase the annual solar harvest and the extraction yield and processing capacity of our SOP plant. These improvements have increased our current annual solar-pond-based SOP production capacity from our prior capacity of 250,000 tons per year to up to our current capacity of 320,000 tons.
We are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which may require permits from governmental authorities.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year. There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product.  If we do not develop all or a portion of the undeveloped lands, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2014, total capital expenditures related to this project were $8.2 million.
We also own and operate Compass Minerals Wynyard Inc., which contributes 40,000 tons to our SOP capacity.  The facility is located on the Big Quill Lake near Wynyard, Saskatchewan, Canada.  We combine sulfate-rich brine with sourced potassium chloride to create SOP through ion exchange and glaserite processes.  This product is high-purity and in addition to crop nutrient applications is often used in specialty, non-agricultural applications.
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities.

Products and Sales – Historically, our domestic sales of SOP have been concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. In 2013, we increased our focus on our core domestic market which recognizes the value of SOP and is closer to our production facilities which further benefits our net selling price.  Our Wolf Trax® product line expands the markets that we serve.  Our micronutrient products are essential to a wide range of crops, including commodity row crops, as different plants and soil conditions require different micronutrients.  International plant nutrition sales volumes in 2014 were 6% of our annual plant nutrition sales.  See Note 15 to our Consolidated Financial Statements. We have an experienced sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients.
The table below shows our domestic and foreign shipments of our plant nutrient products:

	Year Ended December 31,
	2014		2013		2012
(thousands of tons)	Tons	%	Tons	%	Tons	%
U.S.	372	94	277	88	272	74
Foreign(a)	24	6	38	12	95	26
Total	396	100	315	100	367	100
(a)	Foreign sales include product sold to foreign customers at U.S. ports.

Competition - Approximately 56% of the world SOP capacity is located in East Asia/China, 24% in Western Europe, 7% in North America, 4% in South America and the remaining 9% in other countries. The world capacity of SOP totals about 11 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile and Belgium. In addition, there is also functional competition between SOP and other forms of potassium crop nutrients. Internationally, we compete on a global level with a variety of other producers.  See Item 1A, “Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, economic conditions in the agriculture sector, and supply and demand imbalances for competing plant nutrient products, can also impact the price of and demand for our products.”  The micronutrient market is highly fragmented with many suppliers serving differing needs.  Commodity and specialty crops require micronutrients in varying degrees depending on the crop and soil conditions.  While sales of Wolf Trax® products have historically been concentrated in North America, we also sell our micronutrient products globally, primarily in Europe, Central and South America and the Caribbean.

OTHER

DeepStore is our records management business in the U.K. that utilizes portions of previously excavated space in our salt mine in Winsford, Cheshire for secure underground document storage and utilizes one warehouse location in London, England.  Currently, DeepStore does not have a significant share of the document storage market, nor is it material in comparison to our salt and plant nutrition segments.

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: “American Stockman®,”  “Chlori-Mag®,” “DDP®,” “DeepStore®,” “DustGuard®,” “FreezGard®,” “Ice-A-Way®,” “K-Life®,” “Nature’s Own®,” “Protassium+™,” “ProSoft®,” “Protinus®,” “Safe Step®,” “Sifto®,” “Sure Soft®,” “Sure-Paws®,” “Thawrox®”, and “Wolf Trax®”.  No single patent, trademark or trade name is material to our business as a whole.
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

EMPLOYEES

As of December 31, 2014, we had 1,963 employees, of which 980 are employed in the U.S., 811 in Canada and 172 in the U.K. Approximately 30% of our U.S. workforce and approximately 50% of our global workforce is represented by labor unions. Of our 12 collective bargaining agreements, three will expire in 2015, four will expire in 2016, four will expire in 2017 and one will expire in 2019.  Approximately 10% of our workforce is employed in Europe where trade union membership is common. We consider our overall labor relations to be satisfactory. See Item 1A, “Risk Factors – If we cannot successfully negotiate new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.”

PROPERTIES

We have leases for packaging and other facilities, which are not individually material to our business.  The table below sets forth our principal properties:

		Land and Related Surface Rights		Mineral Reserves
Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060(1)	Leased	2060(1)
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(2)
Wynyard, Saskatchewan, Canada	SOP production facility	Owned(3)	N/A	Leased	N/A
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(4)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(4)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2016/2030(5)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2028	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2020	N/A	N/A
(1)	The Cote Blanche lease was amended in 2014 to include two 25-year renewal options.
(2)	The Ogden lease renews on an annual basis.
(3)	The Wynyard location also has leases expiring in 2016 for two parcels of land.
(4)	Subject to our right of renewal through 2043.
(5)	Consists of two leases expiring in 2016 and 2030 subject to our right of renewal through 2037 and 2051, respectively.

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

The following map shows the locations of our principal mineral extraction, packaging and document storage operating facilities as of December 31, 2014:

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
We have expended, and anticipate that we will continue to expend, financial and managerial resources to comply with EHS laws and regulations, as well as Company EHS standards. We estimate that our 2015 EHS capital expenditures will total approximately $4.7 million. We expect that our estimated expenditures in 2015 for reclamation activities will be approximately $0.1 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2015 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it is probable that we will be responsible, in whole or in part, for environmental remediation activities and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2014, we had recorded environmental accruals of $1.5 million.

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

Operating Requirements and Impacts
We hold numerous environmental and mining permits, water rights and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for extraction of salt and brine, emissions of process materials to air and discharges to surface water, and injection of brine and wastewater to subsurface wells. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. In addition, changes to environmental and mining regulations or permit requirements could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. See Item 1A, “Risk Factors – Environmental laws and regulation may subject us to significant liability and could require us to incur additional costs in the future.”
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
The process of mining, manufacturing and distribution involves risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions or acts of nature.  Our rock salt mines are located near bodies of water and industrial operations.  These risks and hazards could lead to uncontrolled water intrusion or flooding or other events or circumstances, which could result in the complete loss of a mine or could otherwise result in damage or impairment to, or destruction of, mineral properties and production facilities, environmental damage, delays in mining and business interruption, and could result in personal injury or death.  Our products are converted into finished goods inventories of salt and plant nutrition products and are stored in various locations throughout North America and the U.K.  These inventories may become impaired either through accidents or obsolescence.
Our salt mines located in Cote Blanche, Louisiana, and Goderich, Ontario, Canada, constitute approximately 74% of our total salt production capacity.  These underground salt mines supply most of the salt product necessary to support our North American highway deicing product line and significant portions of our consumer and industrial salt products.  Although sales of our deicing products and profitability of the salt segment can vary from year to year partially due to weather variations in our markets, over the last three years sales of our highway deicing products have averaged approximately 45% of our consolidated sales.  An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations and cash flows.
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

Our operations are dependent on our rights and ability to mine our properties and having renewed or received the required permits and approvals from third parties and governmental authorities.
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
Expansion of our existing operations is also predicated upon securing the necessary environmental or other permits, water rights or approvals, which we may not receive in a timely manner, or at all.  Furthermore, many of our facilities are located on land leased from governmental authorities.  Expansion of these operations may require securing additional leases, which we may not obtain in a timely manner, or at all.  Our leases generally require us to continue mining in order to retain the lease, the loss of which could adversely affect our ability to mine the associated reserves.  In addition, our facilities are located near existing and proposed third-party industrial operations that could affect our ability to fully extract, or the manner in which we extract the mineral deposits to which we have mining rights.
We are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which may require both leases and permits from governmental authorities.  We do not expect to begin construction on any portion of the additional, undeveloped lands during the next year. There can be no assurance that we will be granted the necessary permits for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product.  If we do not develop all or a portion of the undeveloped lands, the previously capitalized costs associated with the project would be evaluated for impairment.  As of December 31, 2014, total capital expenditures related to this project were $8.2 million.
We are aware of an aboriginal land claim filed in 2003 by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never surrendered by treaty and thus seek a declaration that the Chippewas hold aboriginal title to those submerged lands.  The land to which aboriginal title is claimed includes land under which our Goderich mine operates and has mining rights granted to it by the government of Ontario. The actions also seek damages for the value and loss of use of lands.  We are not a party to the court actions. We understand that Canada and Ontario are defending the actions for aboriginal title on the basis, among other things, that common law does not recognize aboriginal title to the Great Lakes and other navigable waterways.
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
We continue to evaluate plans to expand our SOP processing plant at our Great Salt Lake facility which would require us to make significant capital expenditures over the next several years.  In addition, we have a shaft relining project at our Goderich mine which will require significant capital expenditures over the next several years.  Capital expenditures required for projects we have undertaken may increase due to factors beyond our control.  Although we currently finance most of our capital expenditures through cash provided by operations, we also may depend on the availability of credit to fund future capital expenditures.  We could have difficulty finding or obtaining the financing required to fund our capital expenditures, which could limit our expansion ability or increase our debt service requirements, the occurrence of either could have a material adverse effect on our cash flows and profitability.
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

New technology may reduce the demand for our products or result in new or less costly methods of competitors producing products, either of which could adversely affect our operating results.
The demand for our products may be adversely affected by advances in technology or development of competing products.  More efficient application methods for salt and plant nutrition products may reduce demand.  New application methods as well as any future technological advances may have an adverse effect on our business, financial condition, results of operations and cash flows.  New methods of delivering plant nutrient products could increase competition and impact the demand for our products.  Methods of producing sodium chloride, magnesium chloride and SOP in large quantities have historically been characterized by slow pace of technological advances for existing competitors or potential new entrants.  New methods or alternative sources developed to produce sodium chloride, magnesium chloride, SOP or competing products could increase competition and impact the demand for our products, thereby impacting our profitability.

The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions, including any effects from climate changes, may have an adverse effect on our results of operations and the price of our common stock.
Our deicing product line is seasonal, with operating results varying from quarter to quarter as a result of weather conditions and other factors. On average, over the last three years, approximately two-thirds of our deicing product sales occurred during November through March each year when winter weather was most severe. Winter weather events are not predictable outside of a relatively short time frame either locally or on a broader scale, yet we must stand ready to deliver deicing products to local communities with little advance notice under the requirements of our highway deicing contracts.  As a result, we attempt to stockpile sufficient supplies of highway deicing salt in the last three fiscal quarters to meet estimated demand for the winter season. Failure to deliver under our highway deicing contracts may result in significant penalties.
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
Our plant nutrition operating results are dependent in part upon conditions in the agriculture sector. The fertilizer business, including our Protassium+™ and micronutrient businesses, can be affected by a number of factors, including weather patterns, crop prices, field conditions (particularly during periods of traditionally high crop nutrients application) and quantities of crop nutrients imported to and exported from North America. Our ability to produce Protassium+™ from our solar evaporation ponds is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. Extended periods of precipitation or a prolonged lack of sunshine or cooler weather during the evaporation season would hinder the evaporation rate and hence our production levels, which may result in lower sales volumes and higher unit production costs.
Additionally, our ability to harvest minerals could be negatively impacted by any prolonged change in weather patterns, including any effects from climate change, leading to changes in mountain snowfall fresh water run-off that significantly impact lake levels or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake.  A cooler and/or wet evaporation season could also impact the harvest of minerals at the Great Salt Lake and result in an increase in our per-unit production costs.  Similar factors can negatively impact the concentration of sulfates at the Big Quill Lake, thereby impacting the production at our Wynyard facility and the resulting per-unit production costs.

Agricultural economics, customer expectations about future plant nutrition market prices and availability and customer application rates can have a significant effect on the demand for our plant nutrition products, which can affect our sales volumes and prices.
When customers anticipate increased plant nutrient selling prices or improving agricultural economics, they may accumulate inventories in advance, which may result in a delay in the realization of price increases for our products.  In addition, customers may delay their purchases when they anticipate future plant nutrient selling prices may remain constant or decline, or when they anticipate declining agricultural economics, which may adversely affect our sales volumes and selling prices.  Customer expectations about the availability of plant nutrition products can have similar effects on sales volumes and prices.
Growers are continually seeking to maximize their economic return, which may impact the application rates for plant nutrition products.  Growers’ decisions regarding the application rate for plant nutrition products, including whether to forgo application altogether, may vary based on many factors, including crop and plant nutrient prices and nutrient levels in the soil.  Growers are more likely to increase application rates when crop prices are relatively high or when plant nutrient prices and soil nutrient levels are relatively low. Growers are more likely to reduce application rates or forgo application of plant nutrition products when crop prices are relatively low and when plant nutrient prices and soil nutrient levels are relatively high.  This variability can materially impact our sales prices and volumes.

Our production processes rely on the consumption of natural gas and electricity.  Additionally, KCl is a raw material feedstock, used to produce SOP, some of our deicing products and for water conditioning applications. We also use purchased salt to supplement our salt production.  A significant interruption in the supply or an increase in the price of any of these products or services could have a material adverse effect on our financial condition or results of operations.
Energy costs, primarily natural gas and electricity, represented approximately 10% of our total production costs in 2014. Natural gas is a primary fuel source used in the evaporated salt-production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures forward swap contracts. We have not entered into any contracts beyond three years for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. In addition, potential climate change regulations or other carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us, in whole or in part.  A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We use KCl as a raw material feedstock in our SOP production process at our Wynyard facility and it also may be used to supplement our solar harvest at our Ogden facility. We also use KCl as an additive to some of our consumer deicing products and to sell for water conditioning applications.  KCl for our Wynyard facility is purchased at prices that have been substantially below market pricing under a long-term supply agreement.  We purchased and consumed potassium mineral feedstock for SOP production in 2012 and 2013 and may supplement our pond-based SOP production when it is economically feasible to do so.  We have continued to purchase KCl for certain water conditioning and consumer deicing applications and we have purchased KCl under short-term spot contract arrangements in 2013 and 2014 to supplement our SOP production. Large positive or negative price fluctuations can occur without a corresponding change in sales price to our customers.  This could change the profitability of these products, which could materially affect our results of operations and cash flows.  This could reduce the amount of blended deicing and water conditioning products we produce, which could also adversely affect our results of operations and cash flows.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Transportation and handling costs are a significant component of the total delivered cost of sales for our products, particularly salt. The high relative cost of transportation tends to favor producers located nearest the customer. We contract bulk shipping vessels, as well as barges, trucking and rail services to move salt from our production facilities to distribution outlets and customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months prior to producing and delivering the salt for delivery to our customers.  A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates, including the impact of weather and water levels on the waterways we use, could impair our ability to deliver our products economically to our customers and impair our ability to expand our markets.
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

Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels and put pressure on the prices we can charge for our products. Additionally, economic conditions in the agriculture sector, and supply and demand imbalances for competing plant nutrient products, can also impact the price of or demand for our products.
We encounter competition in all areas of our business. Some of our competitors are privately-held companies and therefore information about these companies may be difficult to obtain, which may hinder us competitively.  Competition in our product lines is based on a number of considerations, including product quality and performance, transportation costs (especially in salt distribution), brand reputation, price, and quality of customer service and support. Many of our customers attempt to reduce the number of vendors from which they purchase in order to increase their efficiency.  Our customers increasingly demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust the prices of some of our products to stay competitive.  Additionally, a portion of our plant nutrition business is dependent upon international sales, which accounted for approximately 6% of plant nutrition sales volumes in 2014.  At times, we face global competition from other SOP and potash producers, and new competitors may enter the markets in which we sell at any time.  We may face more competition in periods when the foreign currency exchange rates versus the dollar are favorable for our competitors. Changes in potash competitors’ production or marketing focus could have a material impact on our business.  Some of our competitors may have greater financial and other resources than we do.
MOP is the least expensive form of potash fertilizer based on the concentration of potassium oxide and, consequently, it is the most widely used potassium source for most crops.  SOP is utilized by growers for many high-value crops, especially crops for which low-chloride content fertilizers and/or the presence of sulfur improves quality and yield.  Economic conditions for agricultural products can affect the type and amount of crops grown as well as the type or amount of fertilizer product used.  Potash is a commodity, and consequently, it trades in a highly competitive industry affected by global supply and demand.  When the demand and price of potash are high, competitors are more likely to increase their production.  Competitors may also expand their future production capacity of potash or new facilities may also be built by new market participants, both of which could impact available supplies.  An over-supply of either type of potash product domestically or worldwide could unfavorably impact the sales prices we can charge for our specialty potash fertilizer, as a large price disparity between potash products could cause growers to choose a less-expensive alternative.

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
The success of our business is dependent on our ability to attract and retain highly skilled managers and other personnel. There can be no assurance that we will be able to attract and retain the personnel necessary for the efficient operation of our business. The loss of the services of key personnel or the failure to attract additional personnel, as needed, could have a material adverse effect on our results of operations and could lead to higher labor costs or the use of less-qualified personnel. We do not currently maintain “key person” life insurance on any of our key employees.

If we cannot successfully negotiate new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.
Labor costs, including benefits, represented approximately 30% of our total production costs in 2014.  As of December 31, 2014, we had 1,963 employees, of which 980 are employed in the U.S., 811 in Canada and 172 in the U.K. Approximately 30% of our U.S. workforce and 50% of our global workforce is represented by labor unions. Of our 12 collective bargaining agreements, three will expire in 2015, four will expire in 2016, four will expire in 2017 and one will expire in 2019.
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

Environmental laws and regulation may subject us to significant liability and could require us to incur additional costs in the future.
We are subject to numerous business, environmental and health and safety laws and regulations in the countries in which we do business.  They include laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to soil, air and water with which we must comply to effectively operate our business.  Environmental laws and regulations with which we currently comply may become more stringent and could require material expenditures for continued compliance.  Environmental remediation laws such as CERCLA, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties” or “PRPs”) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, in the future we may incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.
In the past, we have received notices from governmental agencies that we may be a PRP at certain sites under CERCLA or other environmental cleanup laws. In some cases, we have entered into “de minimis” settlement agreements with the U.S. governmental agencies with respect to certain CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions.
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

The Company is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities.
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K.  This product line represented approximately 48% of our annual sales in 2014.  We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents.  Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.
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
We protect our intellectual property rights primarily through a combination of patent, trademark, and trade secret protection. We have obtained patents on some of our products and processes, and from time to time we file new patent applications.  Our patents, which vary in duration, may not preclude others from selling competitive products or using similar production processes.  We cannot assure you that pending applications for protection of our intellectual property rights will be approved.  Many of our important brand names are registered as trademarks in the U.S. and foreign countries.  These registrations can be renewed if the trademark remains in use.  These trademark registrations may not prevent our competitors from using similar brand names.  We also rely on trade secret protection to guard confidential unpatented technology and when appropriate, we require that employees and third-party consultants or advisors enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure.  It is possible that our competitors could independently develop the same or similar technology or otherwise obtain access to our unpatented technology.  If we are unable to maintain the proprietary nature of our technologies, we may lose any competitive advantage provided by our intellectual property. As a result, our results of operations may be adversely affected and it may lead to the impairment of the amounts recorded for goodwill and other intangible assets.  Additionally, third parties may claim that our products infringe their patents or other proprietary rights and seek corresponding damages or injunctive relief.

Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and have a negative impact on earnings.
Since we produce and sell our products primarily in the U.S., Canada and the U.K., our business is subject to risks associated with doing business internationally. Our sales outside the U.S., as a percentage of our total sales, were 24% for the year ended December 31, 2014. Accordingly, our future results could be adversely affected by a variety of factors, including:

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

Fluctuations in the value of the U.S. dollar relative to other currencies especially the Canadian dollar or British pound sterling may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, the translation into U.S. dollars of sales or earnings can result in a significant increase or decrease in the reported amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in Canadian dollars and British pounds sterling. Significant changes in the value of Canadian dollars and British pounds sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt.
In addition to currency translation risks, we incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates could have a material adverse effect on our financial condition or results of operations. We have experienced and expect to experience economic loss and a negative impact on earnings from time to time as a result of foreign currency exchange rate fluctuations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Effects of Currency Fluctuations and Inflation,” and “Quantitative and Qualitative Disclosures About Market Risk.”
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
As of December 31, 2014, Compass Minerals had $626.4 million of outstanding indebtedness, consisting of $250.0 million of senior notes (“4.875% Senior Notes”) and approximately $376.4 million of borrowings under a senior secured term loan.  Our indebtedness could have important consequences, including the following:

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

Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to CMI for payment on our 4.875% Senior Notes or to pay dividends on our capital stock. Accordingly, CMI’s ability to make payments on our 4.875% Senior Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries to CMI, and our compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio.  We cannot assure you that we will remain in compliance with these ratios nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the 4.875% Senior Notes, when due. If we consummate an acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity, however we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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
Canadian provincial tax authorities have challenged tax positions claimed by one of our Canadian subsidiaries and have issued tax reassessments for years 2002-2009.  The reassessments are a result of ongoing audits and total approximately $90 million, including interest through December 2014.  We dispute these reassessments and plan to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts we have reserved for such disputes.  In connection with this dispute, local regulations require us to post security with the tax authority until the dispute is resolved.  We have agreed with the tax authority that we will post collateral in the form of a $50 million performance bond (including approximately $1.5 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  We have paid approximately $29.2 million with the remaining balance to be paid after 2014 (including approximately $1.5 million in 2015).  We will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In addition, we have been reassessed by Canadian federal and provincial taxing authorities for years 2004-2006 which we have previously settled by agreement with the Canadian federal taxing authority and the U.S. federal taxing authority.  We have fully complied with the agreement since entering into it and it believes this action is highly unusual.  We are seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through December 31, 2014, related to this matter totals approximately $98 million.  We have agreed to post collateral in the form of approximately a $20 million performance bond and $42 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation.
While these matters involve an element of uncertainty, management expects that their ultimate outcome will not have a material impact on our results of operations or financial position.  However, we can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in our favor.
We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by values charged on the transfer of our products between them.  We calculate values charged on transfer based on guidelines established by a multi-national organization which publishes accepted tax guidelines recognized in the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary profits and cash flows are recorded, including estimates involving income taxes.  Such calculations, however, involve significant judgment and estimates by the Company’s management.  Some of our calculations have been approved by taxing authorities for certain periods while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations and estimates are proper and consistent with the accepted guidelines, the values constitute estimates for which there can be no guarantee that the final resolution with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statement estimates.  Additionally, the timing for settling these challenges may not occur for many years.  It is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access in all jurisdictions to consolidated cash on hand or future cash flows from operations and our ability to pay dividends and service our debt.

Increases in costs of our defined benefit plan may reduce our profitability and cash flows.
We have a defined benefit pension plan for certain of our U.K. employees. This plan was closed to new participants in 1992 and future benefits ceased to accrue for the remaining active employee participants in the plan beginning in December 2008.  We may experience significant increases in costs as a result of economic factors, which are beyond our control.  Actual plan performance or changes in assumptions used to calculate pension expense, the funded or underfunded balance in the plan, and any future buyouts or amendments to the plan may have an unfavorable impact on our costs and increase future funding contributions.

If our computer systems and information technology are compromised, our ability to conduct our business will be adversely impacted.
We rely on computer systems and information technology to conduct our business, including cash management, order entry, vendor payments, employee salaries and recordkeeping, inventory and asset management, shipping of products, and communication with employees and customers   We also use our systems to analyze and communicate our operating results and other data to internal and external recipients.  While we have taken steps to ensure the security of our information technology systems, we may be susceptible to cyber-attacks, computer viruses and other technological disruptions.  A material failure or interruption of access to our computer systems for an extended period of time or the loss of confidential or proprietary data could adversely affect our operations and regulatory compliance.  While we have mitigation and data recovery plans in place, it is possible that significant capital investment and time may be required to correct any of these issues.  The additional capital investment needed to prevent or correct any of these issues may negatively impact our business and cash flows.

Risks Related to Our Common Stock

Our common stock price may be volatile.
Our common stock price may fluctuate in response to a number of events, including, but not limited to:

•	our quarterly and annual operating results;

•	weather conditions that impact highway and consumer deicing product sales or SOP production levels and product sales;

•	future announcements concerning our business;

•	changes in financial estimates and recommendations by securities analysts;

•	changes and developments affecting internal controls over financial reporting;

•	actions of competitors;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	changes in government and environmental regulation;

•	changes and developments affecting the salt or potash fertilizer industries;

•	general market, economic and political conditions; and

•	natural disasters, terrorist attacks and acts of war.

We may be restricted from paying cash dividends on our common stock in the future.
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit regular annual dividends to $80 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.50x (actual ratio of 1.6x as of December 31, 2014) or if a default or event of default has occurred and is continuing under the credit facilities. We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

Shares eligible for future sale may adversely affect our common stock price.
Sales of substantial amounts of our common stock in the public market, or the perception that these sales may occur, could cause the market price of our common stock to decline. This could also impair our ability to raise additional capital through the sale of our equity securities. We are authorized to issue up to 200,000,000 shares of common stock, as of December 31, 2014, of which 33,609,267 shares of common stock were outstanding and 503,005 shares were issuable upon the exercise of outstanding stock options, issuance of earned deferred stock units and vesting of restricted stock and performance stock units.  We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock would have on the market price of our common stock.

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

We are aware of an aboriginal land claim filed in 2003 by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never surrendered by treaty and thus seeks a declaration that the Chippewas hold aboriginal title to those submerged lands.  The land to which aboriginal title is claimed includes land under which the Goderich mine operates and has mining rights granted to it by the government of Ontario. The actions also seek damages for the value and loss of use of lands.  We are not a party to the court actions. We understand that Canada and Ontario are defending the actions for aboriginal title on the basis, among other things, that common law does not recognize aboriginal title to the Great Lakes and other navigable waterways. Similar claims are pending with respect to other parts of the Great Lakes by other aboriginal claimants.
In December 2009, a surface salt storage dome which was under construction collapsed at our mine in Goderich, Ontario. We are involved in construction litigation and other contract claims relating to the dome’s collapse.  Claims asserted against us total approximately $13 million.  We have also counterclaimed for damages.
We are also involved in legal and administrative proceedings and claims of various types from normal activities.
We do not believe that these actions will have a material adverse financial effect on us. Furthermore, while any litigation contains an element of uncertainty, management presently believes that the outcome of each such proceeding or claim, which is pending or known to be threatened, or all of them combined, will not have a material adverse effect on our results of operations, cash flows or financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this annual report.

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2014 and as of the date of the filing of this report.

Name	Age	Position

Steven N. Berger	49	Senior Vice President, Corporate Services

Keith E. Espelien	55	Senior Vice President, Plant Nutrition

Matthew J. Foulston	50	Chief Financial Officer and Secretary

David J. Goadby	60	Senior Vice President, Strategy

Jack C. Leunig	61	Senior Vice President, Operations

Francis J. Malecha	50	President, Chief Executive Officer and Director

Robert D. Miller	57	Senior Vice President, Salt

Steven N. Berger joined CMP as Vice President, Human Resources in March 2013 and was appointed Senior Vice President, Corporate Services in June 2013.  From 2008 and until joining CMP, Mr. Berger was employed at Viterra, Inc., most recently as Senior Vice President, Corporate Services.  Prior to that, he worked as a Senior Executive at Accenture and a Principal at A.T. Kearney.

Keith E. Espelien was named Senior Vice President, Specialty Fertilizer (later renamed Plant Nutrition) in June 2013.  Mr. Espelien returned to Compass Minerals in 2011 as Vice President of Consumer and Industrial Manufacturing in the Salt Division, having previously served the company from 1992 to 2000 in sales, manufacturing and quality roles. From 2000 to 2011, Mr. Espelien was a Vice President of Operations and Vice President of Development and Technology for Mississippi Lime Company in St. Louis, Mo.

Matthew J. Foulston was appointed Chief Financial Officer of CMP in December 2014. Prior to joining the Company, he served from 2012 to 2014 as Senior Vice President of Operations and Corporate Finance at Navistar International and previously served from 2009 to 2012 as Vice President and Chief Financial Officer of Navistar Truck.  Mr. Foulston has also held executive and leadership positions with Mazda North America and Ford Motor Company.

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

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol “CMP”. The following table sets forth the high and low closing prices per share for the four quarters ended December 31, 2014 and 2013:

	First	Second	Third	Fourth
2014
Low	$77.09	$82.91	$84.28	$80.28
High	87.18	95.74	97.20	91.72
2013
Low	$71.71	$76.86	$71.96	$71.09
High	78.90	89.72	91.64	81.37

HOLDERS

       On February 19, 2015, the number of holders of record of our common stock was 73.

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
The Company paid quarterly dividends totaling $2.40 and $2.18 per share in 2014 and 2013, respectively. On February 6, 2015, our board of directors declared a quarterly cash dividend of $0.66 per share on our outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2014 of $0.60 per share. The dividend will be paid on March 13, 2015 to stockholders of record as of the close of business on February 27, 2015.

COMPASS MINERALS INTERNATIONAL, INC.	2014 FORM 10-K

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2014		2013		2012		2011		2010
Statement of Operations Data:
Sales	$1,282.5		$1,129.6		$941.9		$1,105.7		$1,068.9
Shipping and handling cost	337.7		301.7		238.1		293.8		268.6
Product cost (a),(c)	449.1		471.5		414.7		440.6		436.7
Depreciation, depletion and amortization (b)	78.0		73.0		64.5		64.7		52.0
Selling, general and administrative expenses	110.4		100.4		93.9		94.5		88.4
Operating earnings (c)	311.0		185.6		133.2		215.3		226.5
Interest expense	20.1		17.9		18.2		21.0		22.7
Net earnings from continuing operations (c)	217.9		130.8		88.9		149.0		150.6
Net earnings available for common stock (c)	216.4		129.8		87.8		146.7		147.9
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,557		33,403		33,109		32,906		32,747
Diluted	33,581		33,420		33,135		32,934		32,763
Net earnings from continuing operations per share:
Basic	$6.45		$3.89		$2.65		$4.46		$4.52
Diluted	6.44		3.88		2.65		4.45		4.51
Cash dividends declared per share	2.40		2.18		1.98		1.80		1.56
Balance Sheet Data (at year end):
Total cash and cash equivalents	$266.8		$159.6		$100.1		$130.3		$91.1
Total assets	1,637.2		1,404.8		1,300.6		1,205.5		1,114.3
Total debt	626.4		478.6		482.3		482.7		486.7
Other Financial Data:
Ratio of earnings to fixed charges (d)	13.51	x	9.22	x	5.95	x	8.86	x	8.21	x

(a)	“Product cost” is presented exclusive of depreciation, depletion and amortization.
(b)	Depreciation, depletion and amortization include amounts also included in selling, general and administrative expenses.
(c)	In the third quarter of 2014, the Company recognized a gain of $83.3 million ($60.6 million, net of taxes) from an insurance settlement relating to damage it sustained as a result of a tornado that struck its rock salt mine and evaporation plant in Goderich, Ontario, in 2011. The Company recognized $82.3 million of the gain in product cost and $1.0 million of the gain in selling, general and administrative expenses in the consolidated statements of operations. In the fourth quarter of 2013, the Company recognized a gain of $9 million ($5.7 million, net of taxes) from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at its solar evaporation ponds in 2010 and a charge of $4.7 million ($2.8 million, net of taxes) from a ruling against the Company related to a labor matter. In 2012 and 2011, our product cost, operating earnings and net earnings were impacted by the effects of a tornado in Goderich, Ontario that occurred in August 2011.
(d)	For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense, including the amortization of deferred debt issuance costs and the interest component of our operating rents.

COMPASS MINERALS INTERNATIONAL, INC.	2014 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of December 31, 2014, we operated 12 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada and the largest rock salt mine in the U.K. in Winsford, Cheshire.  In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, U.K., which provide services to businesses throughout the U.K.  Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America.  Our salt business sells sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, and agricultural and industrial applications.

Salt Segment
Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted through a variety of economic cycles. We are among the lowest-cost salt producers in our markets due to our high-grade quality salt deposits which are among the most extensive in the world, and through the use of effective mining techniques and efficient production processes.  Since the highway deicing business accounts for nearly half of our annual sales, our business is seasonal, therefore results and cash flows will vary depending on the severity of the winter weather in our markets.
Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of our salt segment sales.  Our deicing sales are seasonal and can fluctuate from year to year depending on the severity of the winter season weather in the markets we serve.  Inventory management practices are employed to respond to the varying level of sales demand which impacts our production volumes, the resulting per-ton cost of inventory and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter.  Net earnings are typically lower during the second and third quarters than in the first and fourth quarters.
The severity of the winter seasons in the markets we serve has varied considerably over the last three years.  We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data.  In 2012, winter weather was significantly milder than average in both the first and fourth quarters.  In 2013, the frequency of winter weather events was near average in the first quarter and was more severe than average in the fourth quarter in our served markets.  In 2014, the frequency of winter weather events was above average in the first quarter and below average in the fourth quarter in the markets we serve.  Due to the severe 2013-2014 winter season, we purchased salt to supplement our production which unfavorably impacted our production costs.  We expect to sell the remainder of the purchased salt in the first half of 2015.  Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit and cash flows, but it also impacts our inventory levels, which influences production volume, the resulting cost per ton, and ultimately our profit margins.
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
We recorded impairment of our property, plant and equipment and clean-up and restoration costs during 2013 and 2012 related to the impacted areas at both of the Goderich facilities.  There were no material expenses or charges related to the tornado in 2014.  During 2013, we received $23.8 million of insurance advances and recorded $1.2 million of these advances as a reduction to salt product cost in its consolidated statements of operations to offset recognized asset impairment charges and site clean-up and restoration costs.  During 2012, we received $37.5 million of insurance advances and recorded $11.1 million of these advances as a reduction to salt product cost in our consolidated statements of operations to offset recognized asset impairment charges and site clean-up and restoration costs.  The remainder of cash advances received in 2013 and 2012 was recorded as deferred revenue in the consolidated balance sheets as U.S. generally accepted accounting principles (“GAAP”) limits the recognition of gains in the consolidated statements of operation related to insurance recoveries until all contingencies have been resolved.  We recorded approximately $19.7 million and $26.5 million of the insurance advances as deferred revenue in 2013 and 2012, respectively, in the consolidated balance sheets and have presented these amounts in the operating and investing sections of the consolidated statements of cash flows.  In the third quarter of 2014, the Company resolved all contingencies and settled its insurance claim.  The settlement included a substantial amount related to business interruption losses.  Cumulatively, we received $114.9 million in cash, including approximately $28.6 million received in 2014 which was originally recorded as deferred revenue in the Company’s consolidated balance sheets.  The aggregate insurance proceeds included approximately $26.9 million related to clean-up and restoration costs and asset impairment charges and approximately $83.3 million for the replacement of property, plant and equipment and business interruption losses.  In connection with the settlement, we released our deferred revenue balance of $83.3 million and recorded a gain of $82.3 million as a reduction to product cost and approximately $1.0 million as a reduction to selling, general and administrative expenses in our consolidated statements of operations in 2014.  The difference between the cash received and the amounts recorded above relates to the foreign exchange impact from translating amounts from Canadian dollars to U.S. dollars.

Plant Nutrition Segment (formerly known as Specialty Fertilizer Segment)
Our plant nutrition segment includes sales of specialty plant nutrition products including SOP and micronutrient and other products under our Wolf Trax® product line.  SOP, a specialty potassium fertilizer product which is also an ingredient in specialty fertilizer blends, is used as a potassium source for high-value or chloride-sensitive crops and turf.  The yields and/or quality of many high-value or chloride-sensitive crops are generally better when SOP is used as a potassium nutrient rather than potassium chloride (“MOP” or “KCl”).  Our SOP product is marketed under the brand name Protassium+™.  Our Wolf Trax® product line is produced using proprietary and patented technologies.
The fertilizer market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type or amount of fertilizer product used.  Worldwide consumption of potash and other crop nutrients has increased in response to growing populations and the need for additional food supplies.  We expect the long-term demand for potassium and other plant nutrients to continue to grow as arable land per capita decreases, thereby necessitating crop yield efficiencies.
Our domestic sales of Protassium+™ are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of plant nutrient sales volumes.  Additionally, the demand for and market price of Protassium+™ may be affected by the broader potash market and the economics of the specialty crops SOP serves.
Our SOP production facility in Ogden, Utah, the largest in North America and one of only three large-scale SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two to three-year production cycle. Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds, and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of raw SOP mineral feedstock available to convert into finished product.  Due to heavy localized rains and cooler weather in the summer of 2011, we experienced a reduced quantity of minerals deposited, which decreased SOP production volumes from our solar ponds primarily in 2012, and increased per-unit production costs accordingly.  Due to this lower raw material solar pond harvest, we purchased and consumed high-cost potassium mineral feedstock for SOP production in 2012. The higher per-unit production costs for the inventory produced in 2012 significantly impacted our margins in the first quarter of 2013 when the remaining inventory produced in 2012 was sold.  In the 2012 solar evaporation season, the weather was more typical than during the 2011 season.  Therefore, we achieved a better-than-historical deposit of raw materials from which we produced SOP primarily in 2013.  However, we again experienced heavy localized rainfall during the summer of 2014 which limited our deposit of raw materials and will result in more purchased KCl and/or potassium feedstock in 2015.
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
Beginning in the latter half of 2013, we purchased and consumed KCl feedstock at our Ogden facility to supplement the potassium available for our SOP harvest, and we increased the volume of KCl feedstock in 2014.  These KCl feedstock purchases helped increase production volumes, yet resulted in increased per-unit costs.  As the spread between market prices for SOP and KCl has increased, the economics of producing SOP partly from KCl has improved for our unique KCl conversion process.  While these KCl purchases will increase our expected full year product cost and reduce the resulting margin percentages, they also are expected to increase the amount of our gross profit.  Future purchases of KCl will be based upon several factors, including but not limited to, the cost of utilizing the sourced KCl in our SOP process and SOP and KCl market prices. We currently expect to continue to supplement our pond-based SOP production as long as it is economically feasible to do so.
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

General
We contract bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Oil-based fuel costs contributed to higher per ton shipping and handling costs in 2012 when compared to 2013.  In 2013, oil prices leveled off and then declined when compared to the prior year, and shipping and handling costs on a per ton basis were lower in both our salt and plant nutrition segments. In 2014, oil prices declined in the latter half of 2014, though the decline in transportation diesel prices is lagging oil prices.  In addition, portions of the transportation industry have recently been impacted by supply constraints, particularly the trucking and rail sectors, which have increased costs in 2014 in some of our service regions.  Future period shipping and handling per-unit costs will continue to be influenced by oil-based fuel costs and transportation supply constraints.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly KCl, which can be used to make a portion of our SOP, deicing and water conditioning products, are also significant.  Our production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  A mild 2011-2012 winter weather season resulted in lower production needs in 2012.  Lower salt production volumes in 2012 also were a result of a strike by miners at our Goderich, Ontario mine during the third quarter of 2012.  Our Cote Blanche mine experienced several weeks of unplanned down time in the first quarter of 2015.  Due to the mild winter weather in the areas serviced by the mine, we have been able to meet our customers’ deicing demands, and have been able to mitigate any supply impact for our chemical customers.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.  The Company’s SOP production in Saskatchewan, Canada purchases KCl under a long-term supply agreement.  One of the production methods uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.
We focus on building intrinsic value by improving our earnings before interest, income taxes, depreciation and amortization, or “EBITDA,” and by improving our asset quality.  We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.  Over the past several years, we have invested in our Ogden facility to strengthen solar-pond based SOP production through upgrades to our processing plant and our solar evaporation ponds.  The objectives have included modifying our existing solar evaporation ponds to increase the annual solar harvest and increasing the extraction yield and processing capacity of our SOP plant. These improvements have increased our current annual solar-pond-based SOP production capacity from our prior capacity of 250,000 tons per year to up to 320,000 tons.

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from our salt and plant nutrition segments for the years ended December 31, 2014, 2013 and 2012.  The results of operations of the consolidated records management business and other incidental revenues include sales of $9.7 million, $10.5 million, and $12.3 million for 2014, 2013 and 2012, respectively.  These revenues are not material to our consolidated financial results and are not included in the following table.  The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and the Notes thereto included in this annual report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012
Salt Sales (in millions)
Salt sales	$1,002.6	$920.5	$703.4
Less: salt shipping and handling	309.3	280.7	211.9
Salt product sales	$693.3	$639.8	$491.5

Salt Sales Volumes (thousands of tons)
Highway deicing	10,694	10,944	7,530
Consumer and industrial	2,596	2,321	2,095
Total tons sold	13,290	13,265	9,625

Average Salt Sales Price (per ton)
Highway deicing	$57.37	$53.19	$53.11
Consumer and industrial	149.89	145.78	144.87
Combined	75.44	69.39	73.08

Plant Nutrition Sales (in millions)
Plant nutrition sales	$270.2	$198.6	$226.2
Less: plant nutrition shipping and handling	28.4	21.0	26.2
Plant nutrition product sales	$241.8	$177.6	$200.0

Plant Nutrition Sales Volumes (thousands of tons)	396	315	367
Plant Nutrition Average Price (per ton)	$682	$630	$616

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Sales
Sales for the year ended December 31, 2014 of $1,282.5 million increased $152.9 million, or 14% compared to $1,129.6 million for the year ended December 31, 2013.  Sales primarily include revenues from the sale of our products, or “product sales,” and the impact on pricing of shipping and handling costs incurred to deliver salt and plant nutrition products to our customers.  Shipping and handling costs for salt and plant nutrition products were $337.7 million during the year ended December 31, 2014, an increase of $36.0 million, or 12% compared to $301.7 million for the year ended December 31, 2013. Per-unit salt shipping and handling costs were higher in 2014 when compared to 2013 due primarily to trucking and rail supply constraints in the transportation industry which were partially offset by lower fuel costs when compared to the prior year.
Product sales for our salt and plant nutrition segments for the year ended December 31, 2014 of $935.1 million increased $117.7 million, or 14% compared to $817.4 million for 2013.  Salt product sales for the year ended December 31, 2014 of $693.3 million increased $53.5 million, or 8% compared to $639.8 million in 2013, while plant nutrition product sales of $241.8 million increased $64.2 million, or 36% compared to $177.6 million in 2013.
The increase in salt product sales of $53.5 million was due to higher sales volumes for our consumer and industrial products, which contributed approximately $49 million to the increase in salt product sales, and higher deicing average selling prices realized in the last half of 2014 compared to the prior year.  Salt sales volumes in 2014 increased by 25,000 tons from 2013 levels consisting of higher highway and consumer deicing sales volumes principally due to the more severe winter weather experienced in the first quarter of 2014 in North America when compared to the winter weather experienced in the first quarter of 2013 in the markets we serve, which was partially offset by lower salt sales volumes in the U.K. due to the mild winter in that region.  In addition, an increase in highway salt deicing average selling prices contributed approximately $23 million to the increase in salt product sales due primarily to higher contract sales prices experienced in the latter half of 2014.  The increase in salt product sales was partially offset by the difference in exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in 2014 when compared to 2013, which unfavorably impacted salt product sales by approximately $13 million and an unfavorable impact on product sales for our consumer and industrial products due to the loss of a contract with a supplier.
The increase in plant nutrition product sales of $64.2 million was due primarily to an increase in plant nutrition sales volumes from 315,000 tons in 2013 to 396,000 tons in 2014, an increase of 81,000 tons, or 26%.  The increase in sales volumes contributed approximately $46 million to the increase in plant nutrition product sales.  In addition, our average selling price of plant nutrition products in 2014 increased to $682 per ton from $630 per ton in 2013. Sales related to the acquisition of Wolf Trax, Inc. in April 2014 increased our average sales price in 2014.

Gross Profit
Gross profit for the year ended December 31, 2014 of $421.4 million increased $135.4 million, or 47% compared to $286.0 million for 2013.  As a percent of sales, gross margin increased by 8%, from 25% in 2013 to 33% in 2014.  The gross profit for the salt segment contributed approximately $113 million to the increase due primarily to the settlement of the insurance claim related to a tornado in Goderich, Ontario in 2011.  In the third quarter of 2014, we recognized a gain which increased gross profit by approximately $82.3 million in connection with the insurance settlement. Salt gross profit was favorably impacted by higher sales volumes for consumer and industrial products and higher highway deicing average selling prices in 2014 when compared to the prior year and a charge of $4.7 million recorded in the fourth quarter of 2013 resulting from a ruling related to a labor matter.  In addition, salt gross profit was favorably impacted by higher salt production volumes at our North American rock salt mines which contributed to lower per-unit costs of salt produced in 2014.  These increases were partially offset by the impact of purchased rock salt to supplement our production, higher logistics costs and an unfavorable product mix as a higher proportion of our sales were related to consumer and industrial products which have a higher per-unit cost. In addition, the effects of exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in 2014 unfavorably impacted salt gross profit by approximately $9 million when compared to the exchange rates used in 2013.
The increase in plant nutrition segment gross profit of approximately $26 million in 2014 was due to higher sales volumes when compared to the same period in the prior year.  The increase in volumes contributed approximately $27 million to the increase in plant nutrition product sales. In addition, the impact of the acquisition of Wolf Trax, Inc. in April 2014 contributed to the increase in plant nutrition segment gross profit.  Both periods were impacted by higher per-unit production costs as we purchased and consumed KCl and/or mineral feedstock to increase SOP production although costs in 2014 were elevated when compared to 2013. In 2013, we recorded a gain of $9 million from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2014 of $110.4 million increased $10.0 million or 10% compared to $100.4 million in 2013, and decreased to 8.6% from 8.9% as a percentage of sales. The increase in expense in 2014 when compared to 2013 is related primarily to higher costs in our plant nutrition segment due to the acquisition and increased costs associated with the ongoing operation of the recently acquired Compass Manitoba business which totaled approximately $9.5 million.  In addition, selling, general and administrative expenses increased due to higher incentive compensation in both segments and corporate and other which totaled approximately $1.8 million.  The increase in selling, general and administrative expenses was partially offset by lower corporate salaries due to a reorganization of our management in 2013.

Interest Expense
Interest expense for 2014 of $20.1 million increased $2.2 million compared to $17.9 million for the same period in 2013. This increase in interest expense is primarily due to the refinancing of our $100.0 million senior notes (“8% Senior Notes”) with $250.0 million senior notes (“4.875% Senior Notes”) in June 2014.

Other (Income) Expense, Net
Other income was $0.9 million for the year ended December 31, 2014 and compared to other income of $6.4 million for the year ended December 31, 2013.  Net foreign exchange gains were $6.6 million in 2014 when compared to foreign exchange gains of $4.9 million in 2013.  In addition, the second quarter of 2014 includes a $6.9 million charge related to the refinancing of our senior notes in June 2014, comprised of call premiums of $4.0 million, the write-off of existing deferred financing fees of $1.4 million and the $1.5 million write-off of the original issue discount on our 8% Senior Notes.

Income Tax Expense
Income tax expense for the year ended December 31, 2014 of $73.9 million increased $30.6 million compared to $43.3 million in 2013.  The income tax expense increase in 2014 when compared to 2013 was primarily due to higher pre-tax income in 2014.  Our income tax provision also differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal benefit), foreign income, mining and withholding taxes (net of U.S. deductions) and interest expense recognition differences for tax and financial reporting purposes.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Sales
Sales for the year ended December 31, 2013 of $1,129.6 million increased $187.7 million, or 20% compared to $941.9 million for the year ended December 31, 2012.  Sales primarily include revenues from the sale of our products, or “product sales,” and the impact on pricing of shipping and handling costs incurred to deliver salt and plant nutrition fertilizer products to our customers.  Shipping and handling costs for salt and plant nutrition fertilizer products were $301.7 million during the year ended December 31, 2013, an increase of $63.6 million, or 27% compared to $238.1 million for the year ended December 31, 2012. The increase in shipping and handling costs was primarily due to a 38% increase in salt sales volumes in 2013 when compared to 2012, which was partially offset by lower plant nutrition sales volumes and lower per-unit shipping and handling costs in 2013.

Product sales for salt and plant nutrition for the year ended December 31, 2013 of $817.4 million increased $125.9 million, or 18% compared to $691.5 million for 2012.  Salt product sales for the year ended December 31, 2013 of $639.8 million increased $148.3 million, or 30% compared to $491.5 million in 2012 while plant nutrition product sales of $177.6 million decreased $22.4 million, or 11% compared to $200.0 million in 2012.
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
The decrease in plant nutrition product sales of $22.4 million was due primarily to a decrease in plant nutrition sales volumes from 367,000 tons in 2012 to 315,000 tons in 2013, a decrease of 52,000 tons, or 14%.   The decline in sales volumes comprised substantially all of the decrease in plant nutrition product sales.  Our average market price increased slightly from $616 per ton in 2012 to $630 in 2013 as we have focused our sales efforts principally in those domestic markets which yield higher average selling prices and higher margins.

Gross Profit
Gross profit for the year ended December 31, 2013 of $286.0 million increased $58.9 million, or 26% compared to $227.1 million for 2012.  As a percent of sales, gross profit increased 1% from 24% in 2012 to 25% in 2013.  The gross profit for the salt segment contributed approximately $60 million to the increase in gross profit due to higher salt deicing volumes, which were partially offset by the impact of lower combined salt average selling prices in 2013 due to product mix and a charge of $4.7 million recorded in the fourth quarter of 2013 resulting from a ruling related to a labor matter.  In 2013, salt gross profit was favorably impacted by higher salt production volumes which contributed to lower per-unit costs of salt produced in 2013.  The increase in salt gross profit was partially offset by higher per-unit costs due to sales in 2013 of salt inventory produced in 2012 resulting from lower production volumes in 2012 relating to the significantly milder than normal 2012 winter season and the strike by miners at our Goderich, Ontario, mine in the third quarter of 2012.  We estimate that the effects from the tornado were immaterial in 2013 and unfavorably impacted 2012 by approximately $21 million.  The insurance recoveries related to business interruption and any gains related to recoveries for the replacement of damaged and destroyed property, plant and equipment were deferred and recognized as a reduction to product cost in the consolidated statements of operations when the insurance claim was settled in 2014.  We recorded $1.2 million and $11.1 million of asset impairment charges and clean-up and restoration costs in 2013 and 2012, respectively, which were offset by $1.2 million and $11.1 million of expected insurance recoveries in the same respective periods.
Plant nutrition segment gross profit in 2013 was essentially flat with 2012. Plant nutrition segment gross profit was unfavorably impacted by lower plant nutrition sales volumes when compared to 2012.  The decrease in plant nutrition gross profit from lower sales volumes was offset by increases in our average plant nutrition selling price and a gain of $9 million recorded in the fourth quarter of 2013 from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010.  Both 2013 and 2012 were unfavorably impacted by higher than historical per-unit production costs. During 2012 and early in 2013, we purchased and consumed mineral feedstock to supplement production, which increased our average per-unit production costs in both periods.  During 2012, production volumes from lower-cost solar ponds were reduced principally as a result of heavy localized rains and cooler weather which our Ogden facility experienced in the summer of 2011.  In 2013, our SOP production facility in Ogden experienced operational issues which impacted the process that converts these raw materials to finished goods leading to lower production volumes resulting in higher than planned per-unit costs.  We also purchased and consumed KCl in the latter half of 2013 which increased our per-unit production costs.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the year ended December 31, 2013 of $100.4 million increased $6.5 million or 7% compared to $93.9 million in 2012, and decreased to 8.9% from 10.0% as a percentage of sales. The increase in expense in 2013 when compared to 2012 is related to higher salt segment and corporate and other expenses of approximately $4.8 million and $2.0 million, respectively.  The salt segment and corporate and other expenses were impacted by a restructuring charge related to a reorganization of our management during the second quarter of 2013 and higher professional services expenses, each of which were approximately $1.0 million in both the salt segment and corporate and other.  In addition, the salt segment expenses were higher in 2013 due to increases in marketing expenses and selling costs related to higher sales volumes in 2013 and a reduction in variable compensation expenses in 2012 when compared to 2013 which in total accounted for approximately $3.0 million of the increase in the salt segment. Corporate and other expenses also increased due to higher compensation expenses of approximately $3.5 million which were partially offset by transition costs of approximately $3.3 million related to the retirement of our Chief Executive Officer in 2012.

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

Liquidity and Capital Resources

Overview
Over the last several years, we have made significant investments in order to strengthen our operational capabilities.  We are continuing to invest in our Goderich mine which will increase our annual available salt production capability at the mine to 9.0 million tons.  In addition, we have invested in our Ogden facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds.  The objectives have included modifying our existing solar evaporation ponds to increase the annual solar harvest and increasing the extraction yield and processing capacity of our SOP plant. These improvements have increased our current annual solar-pond-based SOP production capacity to up to 320,000 tons.  We have identified opportunities to further expand our solar pond-based SOP production capacity.  The expected total cost and incremental capacity increase have yet to be determined.  There can be no assurance that our SOP production capabilities can or will be increased in the future.
In 2012, we acquired the mining rights to approximately 100 million tons of salt reserves in the Chilean Atacama Desert. This reserve estimate is based upon an initial report.  We will need to complete a feasibility study before we proceed with the development of this project to ensure our salt reserves are probable.  The development of this project will require significant infrastructure to establish extraction and logistics capabilities.  In the event that production begins, we will be required to pay the seller royalties on any tons produced. In 2015, prepaid royalty payments will begin until production activities begin.
In 2014, we completed the acquisition of Wolf Trax, Inc., a privately-held Canadian corporation (“Compass Manitoba”). The acquisition enhanced our position as a key resource for premium plant nutrition products by adding innovative crop nutrient products based upon proprietary and patented technologies.
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 4.875% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders.  Although we are in compliance with our debt covenants as of December 31, 2014, we cannot assure you that we will remain in compliance with these ratios, nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 4.875% Senior Notes, when due in July 2024. If we consummate an acquisition, our debt service requirements could increase and we may need to further access capital markets.  Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.  See Note 10 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in property, plant and equipment.  We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of December 31, 2014, we had $69.5 million of cash and cash equivalents (in the consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries.  Due in large part to the seasonality of our deicing salt business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short term working capital requirements by accessing our $125 million revolving line of credit (“Revolving Credit Facility”).  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.
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
See Note 8 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.
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
See Company Overview, Salt Segment, for a discussion of a tornado that struck our salt mine and our salt mechanical evaporation plant in Goderich, Ontario in August 2011.
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

For the year ended December 31, 2014
Net cash flows provided by operating activities for the year ended December 31, 2014 were $242.9 million, an increase of $4.6 million compared to $238.3 million for the year ended December 31, 2013. Net earnings in 2014 increased from 2013 by $87.1 million.  Net earnings in 2014 included a gain on the settlement of the tornado in Goderich, Ontario of $83.3 million.  Additionally, we had a reduction of working capital items of $4.5 million in 2014 compared to a reduction of $20.4 million in 2013. These changes to working capital provided a portion of our year over year change to cash flows from operations.  Our working capital changes will vary, among other things, with the severity and timing of the winter weather in our regions.
Net cash flows used by investing activities of $189.2 million for the year ended 2014 resulted from capital expenditures of $125.2 million, which were partially offset by insurance advances related to the Goderich tornado. In April 2014, we acquired Wolf Trax, Inc. for $95.5 million Canadian dollars ($86.5 million U.S. dollars) after customary post-closing adjustments.
Financing activities during 2014 were a source of cash flow of $64.6 million, primarily as a result of the refinancing of our $100.0 million 8% Senior Notes with $250.0 million 4.875% Senior Notes.  We also made dividend payments of $80.7 million and made debt payments of $3.9 million on our term loan, which was partially offset by proceeds received from stock option exercises of $7.5 million.

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

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our Revolving Credit Facility.  We believe that our current banking syndicate is secure and believe we will have access to our entire Revolving Credit Facility.  We expect that ongoing requirements for debt service and committed or sustaining capital expenditures will primarily be funded from these sources.  See Company Overview, Salt Segment for a discussion of cash received related to a tornado that struck our mine and evaporation plant in Goderich, Ontario in August 2011.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors – Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.  Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flows.”  As discussed in Note 10 to the Consolidated Financial Statements, at December 31, 2014, we had $626.4 million of outstanding indebtedness consisting of $250.0 million 4.875% Senior Notes due 2024 and $376.4 million of borrowings outstanding under our senior secured credit agreement (“Credit Agreement”).  Letters of credit totaling $7.0 million reduced available borrowing capacity under the Revolving Credit Facility to $118.0 million.  In 2015, we may borrow amounts under the Revolving Credit Facility to fund our working capital requirements, potential acquisitions and capital expenditures, and for other general corporate purposes.
Our ability to make scheduled payments of principal, to pay the interest on, to refinance our indebtedness, or to fund planned capital expenditures or acquisitions will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.  Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our Revolving Credit Facility and expected recoveries from insurers, will be adequate to meet our liquidity needs over the next 12 months.
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable.  We cannot make any assurance that we will be able to use all of our NOL carryforwards to offset future taxable income, or that the NOL carryforwards will not become subject to additional limitations due to future ownership changes.  At December 31, 2014, the Company had approximately $3.8 million of gross foreign federal NOL carryforwards that have no expiration date, $2.3 million of gross foreign federal NOL carryforwards which expire in 2033 and $0.3 million of net operating tax-effected state NOL carryforwards which expire in 2033.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations.  Since the plan’s accumulated benefit obligations are in excess of the fair value of the plan’s assets (by $6.5 million as of December 31, 2014), we expect to be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2014, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

Contractual Obligations
Our contractual cash obligations and commitments as of December 31, 2014 are as follows (in millions):

Payments Due by Period
Contractual Cash Obligations	Total	2015	2016	2017	2018	2019	Thereafter
Long-term Debt	$626.4	$3.9	$3.9	$368.6	$-	$-	$250.0
Interest (a)	133.3	19.4	19.3	14.8	12.2	12.2	55.4
Operating Leases (b)	30.5	8.3	6.5	4.4	3.0	2.8	5.5
Unconditional Purchase Obligations (c)	16.8	3.9	3.0	2.6	2.3	2.4	2.6
Estimated Future Pension Benefit Obligations (d)	76.8	2.9	3.0	3.1	3.2	3.3	61.3
Other (e)	1.6	1.6	-	-	-	-	-
Total Contractual Cash Obligations	$885.4	$40.0	$35.7	$393.5	$20.7	$20.7	$374.8

Other Commitments	Total	2015	2016	2017	2018	2019	Thereafter
Letters of Credit	$7.0	$7.0	$-	$-	$-	$-	$-
Bank Letter Guarantee (f)	41.6	41.6	-	-	-	-	-
Performance Bonds (f)	131.8	131.7	0.1	-	-	-	-
Total Other Commitments	$180.4	$180.3	$0.1	$-	$-	$-	$-

(a)	Based on maintaining existing debt balances to maturity. Interest on the Credit Agreement varies with the Eurodollar rate. The December 31, 2014 blended rate of 1.9%, including the applicable spread, was used for this calculation.
(b)	We lease property and equipment under non-cancelable operating leases for varying periods.
(c)	We have long-term contracts to purchase certain amounts of electricity, and a minimum tonnage of salt under purchase contracts with two suppliers. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2014 and adjusted based upon estimated price increases for 2015. In addition, we have minimum throughput commitments in certain depots.
(d)	Note 9 to our Consolidated Financial Statements provides additional information.
(e)	Other cash obligations consist of payments required related to the Canadian tax reassessments. The amounts in the table do not include interest payments of approximately $5 million in each year which will be required to be deposited with the taxing authorities as long as the dispute remains outstanding. Note 8 to our Consolidated Financial Statements provides additional information.
(f)	Note 12 to our Consolidated Financial Statements provides additional information.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of CMP.  While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”).  Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations due to our resource allocation, financing methods and cost of capital, and income tax positions, which are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings.  We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects.  EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.  EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated.  Furthermore, Adjusted EBITDA excludes other cash and non-cash items including refinancing costs and other (income) expense.  Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt.  We are also required to pay income taxes, a required and ongoing consequence of our operations.  We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations.  While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2014	2013	2012
Net earnings	$217.9	$130.8	$88.9
Interest expense	20.1	17.9	18.2
Income tax expense	73.9	43.3	22.4
Depreciation, depletion and amortization	78.0	73.0	64.5
EBITDA	$389.9	$265.0	$194.0
Adjustments to EBITDA:
Gain from insurance settlement	$(83.3)	$(9.0)	$-
Estimated costs of a legal ruling	-	4.7	-
Fees and premiums paid to redeem debt	4.0	-	1.8
Write-off of unamortized deferred financing fees and original issue discount	2.9	-	1.0
Other (income) expense, net	(7.8)	(6.4)	0.9
Adjusted EBITDA	$305.7	$254.3	$197.7

In connection with the refinancing of our 8% Senior Notes in 2014, the Company paid $4.0 million for call premiums and wrote-off $1.4 million of the Company’s unamortized deferred financing costs and approximately $1.5 million of original issue discount, each related to the 8% Senior Notes.  During 2012, we amended the terms of our Credit Agreement and recorded a $2.8 million charge which is included in other expense in our consolidated statements of operations, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.  In the third quarter of 2014, we settled our insurance claim relating to the damage sustained as a result of the tornado and recognized a gain of $83.3 million in our consolidated statements of operations.  In the fourth quarter of 2013, we recognized a gain of $9 million from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010 and a charge of $4.7 million for a ruling related to a labor matter in our consolidated statements of operations. EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan totaling $(7.8) million, $(6.4) million and $0.9 million for 2014, 2013 and 2012, respectively.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends.  Those items include estimates of the effects of a tornado and the variability of weather.  These items have not been adjusted in the amounts presented above.  We estimate that the effects from the tornado included in the consolidated statements of operations were immaterial in 2014 and 2013.  We have identified approximately $21 million of estimated losses in the consolidated statements of operations in the year ended December 31, 2012 related to the effects of the 2011 tornado at Goderich.  Additionally, our 2014 and 2013 operating earnings were favorably impacted by the winter weather in the markets we serve.  In 2012, operating earnings were unfavorably impacted by significantly milder than average winter weather in the markets we serve.

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

Mineral Interests - As of December 31, 2014, we maintained $137.0 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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
In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with applicable U.S. GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.  See Note 8 to our Consolidated Financial Statements for a further discussion of our income taxes.

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

U.K. Pension Plan - We have a defined benefit pension plan covering some of our current and former employees in the U.K.  The U.K. plan was closed to new participants in 1992. As we elected to freeze the plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select the actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding, or to increase pension expense or our pension liability.  An adverse change of 25 basis points in our discount rate would have increased our projected benefit obligation as of December 31, 2014 by approximately $2.9 million and would increase our net periodic pension cost for 2015 by approximately $0.4 million. An adverse change of 25 basis points in our expected return on assets assumption as of December 31, 2014 would increase our net periodic benefit cost for 2015 by approximately $0.2 million.
We set our discount rate for the U.K. plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under our plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over the next 15 to 20 years.  Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the plan’s available assets, and when special early-retirement payments or other inducements are made to pensioners. Contributions totaled $1.6 million, $1.9 million and $1.6 million during the years ended December 31, 2014, 2013 and 2012, respectively.  If supplemental benefits were approved and granted under the provisions of the plan or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits.  See Note 9 to the Consolidated Financial Statements for additional discussion of our pension plan.

Other Significant Accounting Policies - Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our consolidated financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of inventory reserves, valuation of equity compensation instruments, derivative instruments and environmental accruals require judgments on complex matters.

Effects of Currency Fluctuations and Inflation

Our operations outside of the U.S. are conducted primarily in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with pounds sterling and Canadian dollars also being significant. We generated 32% of our 2014 sales in foreign currencies, and we incurred 23% of our 2014 total operating expenses in foreign currencies. Additionally, we have $405.7 million of net assets denominated in foreign currencies.  In 2012, the U.S. dollar strengthened modestly against the British pound sterling and the Canadian dollar, which had a negative impact on our reported assets, sales and operating earnings.  In 2013, the average rate for the U.S. dollar strengthened against the British pound sterling and the Canadian dollar, which had a negative impact on sales, operating earnings and Canadian dollar denominated reported assets.  The U.S. dollar weakened slightly against the British pound sterling as of the end of 2013, which had a favorable impact on British pound sterling denominated reported assets.  In 2014, the average rate for the U.S. dollar strengthened against the British pound sterling and the Canadian dollar, which had a negative impact on sales, operating earnings and reported assets.  Significant changes in the value of the Canadian dollar or pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar denominated debt, including borrowings under our senior secured credit facilities.
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

Interest Rate Risk

As of December 31, 2014 we had $376.4 million of debt outstanding under our term loan tranches, bearing interest at variable rates.  Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged.  Assuming no change in the amount of term loan or Revolving Credit Facility outstanding, a one hundred basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $3.8 million based upon our debt outstanding as of December 31, 2014.  Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2014, a significant portion of the investments in the U.K. pension plan are in bond funds.  Changes in interest rates could impact the value of the investments in the pension plan.

Foreign Currency Risk

In addition to the U.S., we primarily conduct our business in Canada and the U.K. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We do not engage in hedging for speculative investment purposes. Our historical results do not reflect any foreign currency exchange hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1A, “Risk Factors – Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and have a negative impact on earnings.”
Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $7.0 million impact on operating earnings for the year ended December 31, 2014. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas.  We may hedge up to approximately 90% of our expected natural gas usage.  Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences.  We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2014, the amount of natural gas hedged with derivative contracts totaled 3.4 million MMBtus, of which 2.0 million expire within one year and 1.4 million expire in the following year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2014 would have increased our cost of sales by approximately $0.6 million. Actual results will vary due to actual changes in market prices and consumption.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed at Item 15(a)(2).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2015 expressed an unqualified opinion thereon.

Kansas City, Missouri	/s/ Ernst & Young LLP
February 23, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Compass Minerals International, Inc. and our report dated February 23, 2015 expressed an unqualified opinion thereon.

Kansas City, Missouri	/s/ Ernst & Young LLP
February 23, 2015

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$266.8	$159.6
Receivables, less allowance for doubtful accounts of $1.4 in 2014 and $1.6 in 2013	213.0	211.9
Inventories	199.0	180.7
Deferred income taxes, net	9.7	7.9
Other	14.2	17.3
Total current assets	702.7	577.4
Property, plant and equipment, net	700.9	677.3
Intangible assets, net	106.2	72.5
Goodwill	68.5	20.5
Other	58.9	57.1
Total assets	$1,637.2	$1,404.8

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	97.6	109.4
Accrued expenses	60.6	54.3
Deferred revenue	-	56.5
Accrued salaries and wages	24.4	21.6
Income taxes payable	44.4	11.0
Accrued interest	6.8	0.9
Total current liabilities	237.7	257.6
Long-term debt, net of current portion	622.5	474.7
Deferred income taxes, net	88.9	78.4
Other noncurrent liabilities	34.5	39.9
Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock:
$0.01 par value, authorized shares - 200,000,000; issued shares - 35,367,264	0.4	0.4
Additional paid-in capital	82.5	70.4
Treasury stock, at cost - 1,757,997 shares at December 31, 2014 and 1,890,367 shares at December 31, 2013	(3.3)	(3.6)
Retained earnings	589.5	452.5
Accumulated other comprehensive income (loss)	(15.5)	34.5
Total stockholders' equity	653.6	554.2
Total liabilities and stockholders' equity	$1,637.2	$1,404.8

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2014	2013	2012
Sales	$1,282.5	$1,129.6	$941.9
Shipping and handling cost	337.7	301.7	238.1
Product cost (Note 4)	523.4	541.9	476.7
Gross profit	421.4	286.0	227.1
Selling, general and administrative expenses	110.4	100.4	93.9
Operating earnings	311.0	185.6	133.2
Other (income) expense:
Interest expense	20.1	17.9	18.2
Other, net	(0.9)	(6.4)	3.7
Earnings before income taxes	291.8	174.1	111.3
Income tax expense	73.9	43.3	22.4
Net earnings	$217.9	$130.8	$88.9

Basic net earnings per common share	$6.45	$3.89	$2.65
Diluted net earnings per common share	$6.44	$3.88	$2.65

Weighted-average common shares outstanding (in thousands):
Basic	33,557	33,403	33,109
Diluted	33,581	33,420	33,135

Cash dividends per share	$2.40	$2.18	$1.98

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
(In millions)	2014	2013	2012
Net earnings	$217.9	$130.8	$88.9
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension costs, net of tax of $(0.1), $(0.2) and $1.2 in 2014, 2013 and 2012	0.3	0.3	(4.3)
Unrealized gain (loss) on cash flow hedges, net of tax of $1.4, $(0.6) and $(1.6) in 2014, 2013 and 2012	(2.3)	1.0	2.7
Cumulative translation adjustment	(48.0)	(24.4)	18.4
Comprehensive income	$167.9	$107.7	$105.7

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Stockholders' Equity

(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2011	$0.4	$37.4	$(4.5)	$372.5	$40.8	$446.6
Comprehensive income				88.9	16.8	105.7
Dividends on common stock/equity awards				(66.4)		(66.4)
Shares issued for restricted stock units		(0.1)	0.1			-
Income tax benefits from equity awards		1.7				1.7
Stock options exercised		7.0	0.4			7.4
Stock-based compensation		8.5				8.5
Balance, December 31, 2012	$0.4	$54.5	$(4.0)	$395.0	$57.6	$503.5
Comprehensive income				130.8	(23.1)	107.7
Dividends on common stock/equity awards				(73.3)		(73.3)
Shares issued for stock units		(0.1)	0.1			-
Income tax benefits from equity awards		0.6				0.6
Stock options exercised		10.3	0.3			10.6
Stock-based compensation		5.1				5.1
Balance, December 31, 2013	$0.4	$70.4	$(3.6)	$452.5	$34.5	$554.2
Comprehensive income				217.9	(50.0)	167.9
Dividends on common stock/equity awards		0.2		(80.9)		(80.7)
Shares issued for stock units		(0.1)	0.1			-
Income tax benefits from equity awards		(0.2)				(0.2)
Stock options exercised		7.3	0.2			7.5
Stock-based compensation		4.9				4.9
Balance, December 31, 2014	$0.4	$82.5	$(3.3)	$589.5	$(15.5)	$653.6

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2014	2013	2012
Cash flows from operating activities:
Net earnings	$217.9	$130.8	$88.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	78.0	73.0	64.5
Finance fee amortization	1.2	1.2	1.3
Early extinguishment and refinancing of long-term debt	6.9	-	2.8
Stock-based compensation	4.9	5.1	8.5
Deferred income taxes	3.6	(0.2)	0.4
Gain from insurance settlement	(83.3)	-	-
Other, net	0.8	1.7	1.6
Asset impairment charges, Goderich tornado	-	0.2	1.1
Insurance receipts for operating purposes, Goderich tornado	11.9	5.5	17.8
Changes in operating assets and liabilities, net of acquisition:
Receivables	(4.4)	(71.7)	8.6
Inventories	(21.9)	45.7	(23.8)
Other assets	(4.7)	1.3	(14.5)
Accounts payable, income taxes payable and accrued expenses	35.5	45.1	(7.1)
Other liabilities	(3.5)	0.6	1.6
Net cash provided by operating activities	242.9	238.3	151.7
Cash flows from investing activities:
Capital expenditures	(125.2)	(122.7)	(130.9)
Insurance receipts for investment purposes, Goderich tornado	19.4	14.2	8.7
Acquisition of a business	(86.5)	-	-
Other, net	3.1	2.4	(1.4)
Net cash used in investing activities	(189.2)	(106.1)	(123.6)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	250.0	-	387.0
Principal payments on long-term debt	(102.4)	(3.9)	(387.7)
Premium and other payments to refinance debt	(5.5)	-	(1.8)
Deferred financing costs	(4.1)	(0.6)	(2.2)
Dividends paid	(80.7)	(73.1)	(66.3)
Proceeds received from stock option exercises	7.5	10.6	7.4
Excess tax benefits (deficiencies) from equity compensation awards	(0.2)	0.6	1.7
Net cash provided by (used in) financing activities	64.6	(66.4)	(61.9)
Effect of exchange rate changes on cash and cash equivalents	(11.1)	(6.3)	3.6
Net change in cash and cash equivalents	107.2	59.5	(30.2)
Cash and cash equivalents, beginning of the year	159.6	100.1	130.3
Cash and cash equivalents, end of year	$266.8	$159.6	$100.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13.1	$17.4	$17.9
Income taxes paid, net of refunds	$36.2	$24.7	$32.0

In connection with the acquisition of Wolf Trax, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired	$99.2
Cash paid during the year ended December 31, 2014	(86.5)
Liabilities assumed	$12.7

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Consolidated Financial Statements

1.	ORGANIZATION AND FORMATION

Compass Minerals International, Inc., through its subsidiaries (“CMP”, “Compass Minerals”, or the “Company”), is a producer and marketer of essential mineral products with manufacturing sites in North America and the United Kingdom (“U.K.”). Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer the Company markets under the trade name Protassium+™.  Additionally, the Company sells various premium micronutrient products under its Wolf Trax® brand.  The Company provides highway deicing products to customers in North America and the U.K., and plant nutrients to growers and fertilizer distributors worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  Compass Minerals also provides records management services to businesses located in the U.K.
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

c. Reclassifications:
The prior year amount for goodwill has been presented separately from other assets in the Company’s consolidated financial statements to conform to the current year presentation as a result of the increase in goodwill resulting from the acquisition of Wolf Trax, Inc.

d. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss).  The Company recorded foreign exchange gains (losses) of approximately $(18.4) million, $(15.0) million and $10.7 million in 2014, 2013 and 2012, respectively, in accumulated other comprehensive income (loss) related to intercompany notes which were deemed to be of long-term investment nature.  Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other (income) expense, for the years ended December 31, 2014, 2013 and 2012, were $(6.6) million, $(4.9) million and $2.5 million, respectively.

e. Revenue Recognition:
The Company typically recognizes revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include amounts charged to customers for shipping and handling costs, which are expensed when the related product is sold.

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

h. Inventories:
 Inventories are stated at the lower of cost or market. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride and plant nutrition products readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s producing locations are captured as inventory costs. As required by U.S. GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period.  Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

i. Other Current Assets:
Other current assets consist principally of prepaid expenses as of December 31, 2014 and 2013.

j. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized.  Maintenance and repairs are expensed as incurred.  Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests.  The mineral interests for the Company’s Winsford U.K. mine are owned.  The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Ogden facility and several of its other facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases.  The mineral lease for the Cote Blanche mine expires in 2060 with two additional 25-year renewal periods.  The Goderich mine mineral reserve lease expires in 2023 with our option to renew until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term.  The Ogden facility mineral reserve lease renews annually.  The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily depleted on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 82 years as of December 31, 2014.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 43 years as of December 31, 2014 based upon current annual capacities.
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

The Company has capitalized computer software costs of $16.9 million and $6.1 million as of December 31, 2014 and 2013, respectively, recorded in property, plant and equipment.  The capitalized costs are being amortized over 5 years.  The Company recorded $1.6 million, $1.3 million and $1.3 million of amortization expense for 2014, 2013 and 2012, respectively.
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

k. Intangible Assets:
The Company amortizes its intangible assets deemed to have finite lives on a straight-line basis over their estimated useful lives which, for CMP, range from 5 to 50 years.  The Company reviews goodwill and other indefinite-lived intangible assets annually for impairment.  In addition, goodwill and other intangible assets are reviewed when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.

l. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $8.5 million and $6.8 million as of December 31, 2014 and 2013, respectively, with accumulated amortization of $2.7 million and $2.6 million as of December 31, 2014 and 2013, respectively. In connection with the debt refinancing in June 2014, the Company incurred approximately $8.1 million of costs, including $4.1 million of fees that were capitalized as deferred financing costs related to the $250.0 million senior notes (“4.875% Senior Notes”) and $4.0 million in call premiums.  The $4.0 million paid for call premiums along with the write-off of $1.4 million of the Company’s unamortized deferred financing costs and approximately $1.5 million of original issue discount, each related to the $100.0 million senior notes (“8% Senior Notes”), were recorded in other expense in the consolidated statements of operations for 2014.  In December 2013, the Company amended and extended to August 2017 (previously October 2015) its existing revolving credit facility.  In connection with this transaction, the Company paid and capitalized approximately $0.6 million of deferred financing costs.  In connection with the refinancing of the term loans in May 2012, the Company recorded a $2.8 million charge in the second quarter of 2012 which is included in other expense in its consolidated statements of operations, comprised of refinancing fees of $1.8 million and the write-off of existing deferred financing fees of $1.0 million.  Deferred financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.
Certain inventories of spare parts and related inventory, net of reserve, of approximately $13.7 million and $15.6 million at December 31, 2014 and 2013, respectively, which will be utilized with respect to long-lived assets, have been classified in the consolidated balance sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 9.  As of December 31, 2014 and 2013, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $1.9 million and $4.5 million, respectively, were included in other noncurrent assets in the consolidated balance sheets.  The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other (income) expense, net in the consolidated statements of operations.

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

n. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $1.5 million each at December 31, 2014 and 2013, respectively.

o. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of CMP, whereby stock options, restricted stock units, deferred stock units and performance stock units are granted to employees or directors of CMP. See Note 13 for additional discussion.

p. Earnings per Share:
The Company’s participating securities are accounted for in accordance with guidance related to the computation of earnings per share under the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities based upon their rights to receive dividends.  Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average number of outstanding common shares during the period.  Diluted earnings per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two-class method for calculating the weighted-average number of outstanding common shares.  The treasury stock method is calculated assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock.

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

r. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S., and throughout Canada and the U.K.  The Company’s plant nutrition products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2014, or more than 10% of accounts receivable at December 31, 2014 or 2013.

s. Recent Accounting Pronouncements:
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

3.	ACQUISITION

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

	Estimated Fair Value (in millions)	Weighted Average Amortization Period
Identifiable Intangible Assets:
Patents	$18.8	12 years
Developed technology	3.4	5 years
Distributor relationships	6.8	10 years
Trademarks	1.2	10 years
Trade name	12.3	Indefinite
Noncompete agreements	0.3	5 years
Total identifiable intangible assets	$42.8	11 years

4.	GODERICH TORNADO

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
The Company received $23.8 million and $37.5 million of insurance advances in 2013 and 2012, respectively.  The Company recorded $1.2 million and  $11.1 million of insurance advances  as a reduction to salt product cost for the twelve months ended December 31, 2013 and 2012, respectively, in the consolidated statements of operations to offset recognized impairment charges and site clean-up and restoration costs.  There were no material expenses or charges related to the tornado in 2014.  The Company has also recorded approximately $19.7 million and $26.5 million of the insurance advances as deferred revenue during the years ending December 31, 2013 and 2012, respectively, in deferred revenue in the consolidated balance sheets and has presented these amounts in its operating and investing sections of the consolidated statements of cash flows for their respective periods.  U.S. GAAP limits the recognition of gains in the consolidated statements of operation related to insurance recoveries until all contingencies have been resolved.  In the third quarter of 2014, the Company resolved all contingencies and settled its insurance claim.  The settlement included a substantial amount related to business interruption losses.  Cumulatively, the Company received $114.9 million in cash, including approximately $28.6 million received in 2014 which was originally recorded as deferred revenue in the Company’s consolidated balance sheets.  The aggregate insurance proceeds of $114.9 million included approximately $26.9 million related to clean-up and restoration costs and asset impairment charges, approximately $55.0 million of proceeds for the replacement of property, plant and equipment and approximately $33.0 million in business interruption losses.  In connection with the settlement, the Company released its deferred revenue balance of $83.3 million and recorded a gain of $82.3 million as a reduction to product cost and approximately $1.0 million as a reduction to selling, general and administrative expenses in its consolidated statements of operations for the third quarter of 2014.  The difference between the cash received and the amounts recorded above relates to the foreign exchange impact from translating amounts from Canadian dollars to U.S. dollars.

5.	INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2014	2013
Finished goods	$148.5	$139.4
Raw materials and supplies	50.5	41.3
Total inventories	$199.0	$180.7

6.	PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2014	2013
Land, buildings and structures and leasehold improvements	$352.2	$347.1
Machinery and equipment	669.1	668.0
Office furniture and equipment	17.5	21.5
Mineral interests	179.6	180.9
Construction in progress	108.9	69.5
	1,327.3	1,287.0
Less accumulated depreciation and depletion	(626.4)	(609.7)
Property, plant and equipment, net	$700.9	$677.3

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization as of December 31, 2014 and December 31, 2013 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer/ Distributor Relationships	Lease Rights	Patents	Other	Total
December 31, 2014:
Gross intangible asset	$31.3	$24.3	$8.1	$1.9	$17.9	$4.6	$88.1
Accumulated amortization	(2.5)	(10.8)	(2.0)	(0.2)	(1.2)	(0.6)	(17.3)
Net intangible assets	$28.8	$13.5	$6.1	$1.7	$16.7	$4.0	$70.8

	Supply Agreement	SOP Production Rights	Customer Relationships	Lease Rights	Total
December 31, 2013:
Gross intangible asset	$34.1	$24.3	$2.1	$2.1	$62.6
Accumulated amortization	(2.0)	(9.8)	(1.8)	(0.1)	(13.7)
Net intangible assets	$32.1	$14.5	$0.3	$2.0	$48.9

The estimated lives of the Company’s intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	5 years
Lease rights	25 years
Customer and distributor relationships	5-10 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	Indefinite
Water rights	Indefinite

None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $4.3 million in 2014, $2.0 million in 2013 and $2.1 million in 2012 and is projected to be between $4.2 million and $4.7 million per year over the next five years.  The weighted average life for the Company’s finite-lived intangibles is 29 years.
In addition, the Company has water rights of $22.9 million as of December 31, 2014 and December 31, 2013, and trade names of $12.4 million and $0.7 million as of December 31, 2014 and December 31, 2013, respectively, which have indefinite lives.
The Company has goodwill of $68.5 million and $20.5 million as of December 31, 2014 and December 31, 2013, in its consolidated balance sheets.  Approximately $62.0 million and $13.8 million of the amounts recorded for goodwill as of December 31, 2014 and December 31, 2013, respectively, were recorded in the Company’s plant nutrition segment and the remaining amounts in both periods were immaterial and recorded in its corporate and other and salt segment.  The increase in the balance of goodwill from December 31, 2013 was primarily a result of additional goodwill recorded of $51.9 million, at closing, related to the acquisition of Wolf Trax, Inc. in April 2014.  The remaining difference was due to the impact from translating foreign denominated amounts to U.S. dollars.

8.	INCOME TAXES

The Company files U.S., Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels.  The Company’s U.S. federal tax returns for tax years 2011 forward remain open and subject to examination.  Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

The following table summarizes the Company’s income tax provision (benefit) related to earnings for the years ended December 31 (in millions):

	2014	2013	2012
Current:
Federal	$37.4	$23.2	$10.3
State	9.5	5.7	2.1
Foreign	23.4	14.6	9.6
Total current	70.3	43.5	22.0
Deferred:
Federal	(3.6)	(2.5)	(1.9)
State	(0.9)	(0.6)	(0.4)
Foreign	8.1	2.9	2.7
Total deferred	3.6	(0.2)	0.4
Total provision for income taxes	$73.9	$43.3	$22.4

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2014	2013	2012
Domestic income	$184.3	$112.3	$76.6
Foreign income	107.5	61.8	34.7
Earnings before income taxes	291.8	174.1	111.3
Computed tax at the U.S. federal statutory rate of 35%	102.1	60.9	39.0
Foreign income, mining, and withholding taxes, net of U.S. federal deduction	(9.3)	(2.6)	1.9
Percentage depletion in excess of basis	(11.8)	(9.0)	(8.4)
Release of tax reserves due to agreement with taxing authorities	-	-	(2.7)
Other domestic tax reserves, net of reversals	(3.9)	(0.9)	0.6
Domestic manufacturers deduction	(2.5)	(1.3)	(1.4)
State income taxes, net of federal income tax benefit	5.5	3.4	1.5
Interest expense recognition differences	(7.1)	(7.0)	(7.3)
Other, net	0.9	(0.2)	(0.8)
Provision for income taxes	$73.9	$43.3	$22.4
Effective tax rate	25%	25%	20%

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

	2014	2013
Current deferred tax assets:
Alternative minimum tax credit carryforwards	$-	$0.2
Accrued expenses	3.5	3.1
Other, net	6.2	4.6
Current deferred tax assets	9.7	7.9
Current deferred tax liabilities:
Other, net	0.4	0.1
Current deferred tax liabilities	0.4	0.1
Noncurrent deferred taxes:
Property, plant and equipment	77.6	74.8
Intangible asset	17.7	8.3
Other, net	2.7	2.5
Total noncurrent deferred tax liabilities	98.0	85.6
Deferred tax assets:
Net operating loss carryforwards	0.8	0.9
Other, net	9.3	7.4
Subtotal	10.1	8.3
Valuation allowance	(1.0)	(1.1)
Total noncurrent deferred tax assets	9.1	7.2
Net noncurrent deferred tax liabilities	$88.9	$78.4

At December 31, 2014, the Company had approximately $3.8 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $2.3 million of gross foreign federal NOL carryforwards which expire in 2033 and $0.3 million of net operating tax-effected state NOL carryforwards which expire in 2033.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. As of December 31, 2014 and 2013, the Company’s valuation allowance was $1.0 million and $1.1 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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

The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, these unrecognized tax benefits would decrease the Company’s effective tax rate.  Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $3.1 million in the next twelve months largely as a result of tax returns being closed to future audits.  In the fourth quarter of 2014, the Company’s income tax expense included a benefit of approximately $3.7 million related to the release of uncertain tax positions due to the expiration of the statutes of limitations. The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2014	2013	2012
Unrecognized tax benefits:
Balance at January 1	$24.6	$25.3	$25.6
Additions resulting from current year tax positions	1.0	1.0	4.7
Additions relating to tax positions taken in prior years	1.1	-	0.4
Reductions due to cash payments	(0.3)	(0.8)	(0.3)
Reductions due to settlements	-	-	(2.5)
Reductions relating to tax positions taken in prior years	(1.2)	(0.9)	(2.6)
Reductions due to expiration of tax years	(3.4)	-	-
Balance at December 31	$21.8	$24.6	$25.3

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision.  During the years ended December 31, 2014, 2013 and 2012, the Company accrued interest and penalties, net of reversals, of $0.6 million, $0.4 million and $0.9 million, respectively.  As of December 31, 2014 and 2013, accrued interest and penalties included in the consolidated balance sheets totaled $4.1 million and $3.6 million, respectively.
The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the U.S.  No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2014, 2013 and 2012.  Total undistributed earnings on which no U.S. federal income tax has been provided were $440.0 million at December 31, 2014.  It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits would be available to reduce the resulting U.S. income tax liability.  As of December 31, 2014, the Company had $69.5 million of cash and cash equivalents (in the consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2009.  The reassessments are a result of ongoing audits and total approximately $90 million, including interest through December 2014.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that it will post collateral in the form of a $50 million performance bond (including approximately $1.5 million of the performance bond which will be cancelled pro rata as the outstanding assessment balance falls below the outstanding amount of the performance bond).  The Company has paid approximately $29.2 million (most of which is recorded in other assets in the consolidated balance sheets) with the remaining balance to be paid after 2014 (including approximately $1.5 million in 2015).  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through December 31, 2014, related to this matter totals approximately $98 million.  The Company has agreed to post collateral in the form of approximately a $20 million performance bond and $42 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation.
The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor.  As of December 31, 2014, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.
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
The Company’s U.K. pension fund investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities.  The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio and that approximately 25% be invested in debt securities.  In 2013 and 2014, the Company’s portfolio shifted to a smaller proportion of equity funds due to the increased volatility of these funds over the last several years and it is researching strategies that will reduce volatility, while also maximizing returns.  Investment strategies and portfolio allocations are based on the plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis.  The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2014	2013
Cash and cash equivalents	1%	1%
Equity funds	53%	57%
Bond funds	46%	42%
Total	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2014 and 2013 by asset category (see Note 14 for a discussion regarding fair value measurements) are as follows (in millions):

	Market Value at December 31, 2014	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.0	$1.0	$-	$-
Equity funds	37.0	-	37.0	-
Bond funds(b):
Treasuries	32.3	-	32.3	-
Total Pension Assets	$70.3	$1.0	$69.3	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)	This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K. linked treasuries as of December 31, 2014.

	Market Value at December 31, 2013	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.7	$0.7	$-	$-
Equity funds	38.2	-	38.2	-
Bond funds(b):
Treasuries	27.8	-	27.8	-
Total Pension Assets	$66.7	$0.7	$66.0	$-

(a)	The fair value of cash and cash equivalents is its carrying value.
(b)	This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K. linked treasuries as of December 31, 2013.

As of December 31, 2014 and 2013, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $8.9 million (including $10.9 million of accumulated loss less prior service cost of $2.0 million) and $9.3 million (including $11.4 million of accumulated loss less prior service cost of $2.1 million), respectively.  During 2014, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(1.6) million, amortization of loss of $1.4 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.6 million. During 2013, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(0.8) million, amortization of loss of $1.5 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.2) million.  During 2012, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(4.5) million, amortization of loss of $0.8 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.5) million.  The Company expects to recognize approximately $1.4 million ($1.5 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive income as a component of net periodic benefit cost in 2015.  Total net periodic benefit cost in 2015 is expected to be $1.0 million.
The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2014	2013	2012
Discount rate	4.40%	4.40%	4.60%
Expected return on plan assets	5.30%	4.60%	4.75%

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the fair value of targeted and expected portfolio composition. The Company considers historical performance and current benchmarks to arrive at expected long-term rates of return in each asset category.  The Company determines its discount rate based on a forward yield curve for a portfolio of high-credit-quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan.
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator.  Management expects total contributions during 2015 will be approximately $1.6 million.  In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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
The Company expects to pay the following benefit payments (in millions):

Calendar Year	Future Expected Benefit Payments
2015	$2.9
2016	3.0
2017	3.1
2018	3.2
2019	3.3
2020 – 2024	17.6

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plan, as of December 31 (in millions):

	2014	2013
Change in benefit obligation:
Benefit obligation as of January 1	$73.6	$69.6
Interest cost	3.2	3.0
Actuarial loss	7.6	2.5
Benefits paid	(2.9)	(2.9)
Currency fluctuation adjustment	(4.7)	1.4
Benefit obligation as of December 31	76.8	73.6
Change in plan assets:
Fair value as of January 1	66.7	62.1
Actual return	9.2	4.3
Company contributions	1.6	1.9
Currency fluctuation adjustment	(4.3)	1.3
Benefits paid	(2.9)	(2.9)
Fair value of plan assets as of December 31	70.3	66.7
Underfunded status of the plan	$(6.5)	$(6.9)

The underfunded status of the defined pension plan, which was recorded in the consolidated balance sheets, included $1.6 million in accrued expenses and $4.9 million in noncurrent liabilities in 2014, and $1.7 million in accrued expenses and $5.2 million in noncurrent liabilities in 2013. The accumulated benefit obligation for the defined benefit pension plan was $76.8 million and $73.6 million as of December 31, 2014 and 2013, respectively. The accumulated benefit obligation is in excess of the plan’s assets.  The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of retirement.  Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.
The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period.  The components of net pension expense were as follows for the years ended December 31 (in millions):

	2014	2013	2012
Interest cost on projected benefit obligation	$3.2	$3.0	$2.8
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(3.5)	(2.8)	(2.8)
Net amortization	1.7	1.8	1.0
Net pension expense	$1.3	$1.9	$0.9

The Company has defined contribution and pre-tax savings plans (“Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions.  Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance.  Expense attributable to all Savings Plans was $11.5 million, $7.6 million and $5.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Savings Plans include a non-qualified plan for certain of its executive officers and key employees who are limited in their ability to participate in qualified plans due to existing regulations.  These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions as if the limitations imposed by current U.S. regulations for qualified plans were not in place.  The Company’s matching contributions are based on a percentage of the employee’s deferred salary, profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications.  Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications.  As of December 31, 2014 and 2013, investments in marketable securities totaling $1.9 million and $4.5 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the consolidated balance sheets.  Compensation expense recorded for this plan totaled $0.1 million, $0.5 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, including amounts attributable to investment income of $0.1 million, $0.4 million and $0.7 million, respectively, which is included in other, net in the consolidated statements of operations.

10.	LONG TERM DEBT

In May 2012, the Company amended and restated its senior secured credit facility (the “Credit Agreement”) and refinanced its term loans into a single term loan (“Term Loan”).  In connection with this refinancing, the Company paid $4.0 million of refinancing fees (approximately $1.8 million were recorded as an expense and approximately $2.2 million were capitalized as deferred financing costs) and wrote-off previously existing deferred finance costs of approximately $1.0 million.  In December 2013, the Company amended and extended its existing $125 million revolving credit facility (the “Revolving Credit Facility”) to August 2017 (previously October 2015). In connection with this transaction, the Company paid and capitalized approximately $0.6 million of deferred financing costs.
The Term Loan is due in quarterly installments of principal and interest and matures in May 2017. The Term Loan can be prepaid at any time without penalty.   Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolving Credit Facility includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2014, there were no borrowings outstanding under the Revolving Credit Facility and, after deducting outstanding letters of credit totaling $7.0 million, the Company’s borrowing availability was $118.0 million.  The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio.  Bank fees are not material.
Interest on the Company’s Credit Agreement is variable based on either the Eurodollar rate (“LIBOR”) or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent upon the Company’s leverage ratio and the type of term loan borrowing.  Currently, the Term Loan bears interest 1.75% over LIBOR.  As of December 31, 2014, the weighted average interest rate was 1.9% on all borrowings outstanding under the Credit Agreement.
In June of 2009, the Company issued 8% Senior Notes with an aggregate face amount of $100.0 million due in 2019, which bear interest at a rate of 8% per year payable semi-annually in June and December. The 8% Senior Notes were issued at a discount at 97.497% of their face value and the carrying value of the debt was to accrete to their face value over the notes’ term, resulting in an effective interest rate of approximately 8.4%.  In June 2014, the Company issued 4.875% Senior Notes with an aggregate face amount of $250.0 million due in 2024 which bear interest at a rate of 4.875% per year payable semi-annually in January and July, beginning in January 2015. The 4.875% Senior Notes were issued at their face value.  With the proceeds of the 4.875% Senior Notes, the Company redeemed all of its outstanding $100.0 million aggregate principal amount of 8% Senior Notes due 2019.  In connection with the debt refinancing, the Company incurred approximately $8.1 million of costs, including $4.1 million of fees that were capitalized as deferred financing costs related to the 4.875% Senior Notes and $4.0 million in call premiums.  The $4.0 million paid for call premiums along with the write-off of $1.4 million of the Company’s unamortized deferred financing costs and approximately $1.5 million of original issue discount, each related to the 8% Senior Notes, were recorded in other expense in the consolidated statements of operations for 2014.
The Credit Agreement and the indenture governing the 4.875% Senior Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies.  The Term Loan and Revolving Credit Facility are secured by substantially all existing and future assets of the Company’s subsidiaries.  Additionally, the Credit Agreement requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2014, the Company was in compliance with each of its covenants.
The 4.875% Senior Notes in the table below are subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2014	2013
Term Loan due May 2017	$376.4	$380.2
Revolving Credit Facility due August 2017	-	-
4.875% Senior Notes due July 2024	250.0	-
8% Senior Notes due June 2019	-	98.4
	626.4	478.6
Less current portion	(3.9)	(3.9)
Long-term debt	$622.5	$474.7

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt Maturity
2015	$3.9
2016	3.9
2017	368.6
2018	-
2019	-
Thereafter	250.0
Total	$626.4

11.	DERIVATIVES AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

As of December 31, 2014, the Company has entered into natural gas derivative instruments.  The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of December 31, 2014 and 2013 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Any ineffectiveness related to these hedges was not material for any of the periods presented.
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of December 31, 2014, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2016.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2014 and 2013, the Company had agreements in place to hedge forecasted natural gas purchases of 3.4 million and 2.1 million MMBtus, respectively.
As of December 31, 2014, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $2.5 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of December 31, 2014, and December 31, 2013 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014

Commodity contracts(b)	Other current assets	$0.1	Accrued expenses	$2.5
Commodity contracts	Other assets	-	Other noncurrent liabilities	1.0
Total derivatives designated as hedging instruments		$0.1		$3.5

(a)	The Company has commodity hedge agreements with four counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to all counterparties. The amount recorded as an asset is due from two counterparties.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.1 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2013	Balance Sheet Location	December 31, 2013

Commodity contracts(b)	Other current assets	$0.7	Accrued expenses	$0.4
Commodity contracts	Other assets	-	Other noncurrent liabilities	-
Total derivatives designated as hedging instruments		$0.7		$0.4

(a)	The Company has commodity hedge agreements with three counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to two counterparties. The amount recorded as an asset is due from one counterparty.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.2 million of its commodity contracts that are in a receivable position against its contracts in payable positions and approximately $0.2 million of its commodity contracts that are in a payable position against its contracts in receivable positions.

The following tables present activity related to the Company’s other comprehensive income for the twelve months ended December 31, 2014 and December 31, 2013 (in millions):

		Twelve Months Ended December 31, 2014
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$2.8	$1.0
Total		$2.8	$1.0

		Twelve Months Ended December 31, 2013
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)

Commodity contracts	Product cost	$(0.5)	$(1.1)
Total		$(0.5)	$(1.1)

12.	COMMITMENTS AND CONTINGENCIES

Contingent Obligations:
The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.
The Company is aware of an aboriginal land claim filed in 2003 by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never surrendered by treaty and thus seek a declaration that the Chippewas hold aboriginal title to those submerged lands.  The land to which aboriginal title is claimed includes land under which the Company’s Goderich mine operates and has mining rights granted to it by the government of Ontario. The actions also seek damages for the value and loss of use of lands.  The Company is not a party to the court actions. The Company understands that Canada and Ontario are defending the actions for aboriginal title on the basis, among other things, that common law does not recognize aboriginal title to the Great Lakes and other navigable waterways.
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
Approximately 30% of the Company’s U.S. workforce and approximately 50% of its global workforce is represented by labor unions. Of the Company’s 12 collective bargaining agreements, three will expire in 2015 (representing approximately 25% of its total workforce), four will expire in 2016, four will expire in 2017 and one will expire in 2019.  Approximately 10% of the Company’s workforce is employed in Europe where trade union membership is common. The Company considers its overall labor relations to be satisfactory.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods.  The aggregate future minimum annual rentals under lease arrangements as of December 31, 2014, are as follows (in millions):

Operating Leases
2015	$8.3
2016	6.5
2017	4.4
2018	3.0
2019	2.8
Thereafter	5.5
Total	$30.5

Rental expense, net of sublease income, was $18.6 million, $17.1 million and $16.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company.  Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  Royalty expense related to these leases was $17.8 million, $14.7 million and $16.1 million for the years ended December 31, 2014, 2013 and 2012.

Sales Contracts: The Company has various salt and other deicing-product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2014, the Company has had no material penalties related to these sales contracts.  At December 31, 2014, the Company had approximately $131.8 million of outstanding performance bonds, which includes the bonds outstanding for the Company’s tax reassessments, and approximately $41.6 million for a bank letter guarantee.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has purchase contracts with two suppliers for a minimum amount of salt.  Additionally, the Company has minimum throughput contracts with some of its depots.  The purchase commitments for these contracts are estimated to be approximately $3.9 million for 2015 and between $2.3 million and $3.0 million annually from 2016 through 2020.

13.	STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $2.40 per share in 2014 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 10) and other factors its board of directors deems relevant.
Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, and the current equity compensation plan (“2005 Plan”), non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock.  Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date.  Accumulated deferred units are distributed in the form of Company common stock at a future specified date or following resignation from the board of directors, based upon the member’s annual election.  During the years ended December 31, 2014, 2013 and 2012, members of the board were credited with 14,340, 16,331 and 14,400 deferred stock units, respectively.  During the years ended December 31, 2014, 2013 and 2012, 976, 1,259 and 1,144 shares of common stock, respectively, were issued from treasury shares for director compensation.

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
In 2005, the Company adopted the 2005 Plan for executive officers, other key employees and directors allowing grants of equity instruments, including restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options, with respect to 3,240,000 shares of CMP common stock.  The right to grant awards expires in 2015. The Company is seeking shareholder approval to grant additional shares under a new plan at its Annual Meeting of Shareholders in May of 2015.  The grants occur following formal approval by the board of directors or on the date of hire if granted to a new employee, with the amount and terms communicated to employees shortly thereafter.  The strike price of options is equal to the closing stock price on the day of grant.
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
PSUs granted under the 2005 Plan vest after three years of service. Prior to 2014, the PSUs granted were divided into three approximately equal tranches.  Each tranche must satisfy an annual performance criterion based upon total shareholder return.  Each tranche is calculated based upon a one-year performance period with each annual tranche receiving between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index.  The PSUs granted in 2014 have a three-year performance period beginning in 2014 and ending in 2016.  The PSUs earn between 0% and 150% based upon the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index over the three-year period.  The PSUs will vest three years after the grant date.  The PSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock from the grant date through the vest date for PSUs earned.
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
The following is a summary of CMP’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2011	520,530	$57.94	109,264	$73.35	25,398	$91.99
Granted	92,472	71.87	40,889	71.87	24,534	74.87
Exercised (a)	(176,123)	41.60	-	-	-	-
Released from restriction (a)	-	-	(72,019)	65.40	-	-
Cancelled/Expired	(1,158)	76.54	(385)	77.89	-	-
Outstanding at December 31, 2012	435,721	$67.46	77,749	$78.46	49,932	$83.58
Granted	124,370	76.84	65,521	74.99	29,134	78.01
Exercised (a)	(174,149)	60.71	-	-	-	-
Released from restriction (a)	-	-	(22,658)	78.46	(6,341)	86.51
Cancelled/Expired	(57,578)	77.19	(24,894)	78.42	(17,576)	81.72
Outstanding at December 31, 2013	328,364	$72.88	95,718	$76.09	55,149	$80.89
Granted	95,610	87.18	20,268	86.74	27,574	105.77
Exercised (a)	(112,005)	67.35	-	-	-	-
Released from restriction (a)	-	-	(15,636)	86.48	(3,998)	93.82
Cancelled/Expired (b)	(33,540)	79.81	(11,818)	76.95	(19,098)	89.77
Outstanding at December 31, 2014	278,429	$79.23	88,532	$76.58	59,627	$88.69

(a)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury stock.
(b)	The final performance period for the 2012 PSU grant was completed in 2014. The Company expects to issue 10,454 shares in March 2015 when the 2012 PSU grant vests.

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

	2014	2013	2012
Fair value of options granted	$15.25	$19.06	$22.99
Expected term (years)	4.8	4.7	4.8
Expected volatility	27.8%	38.0%	46.0%
Dividend yield	3.4%	3.0%	2.5%
Risk-free interest rates	1.5%	0.9%	0.9%

As of December 31, 2013, there were 328,364 options outstanding of which 159,502 were exercisable.  The following table summarizes information about options outstanding and exercisable at December 31, 2014.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$52.84 - $76.10	60,783	3.4	$67.92	34,743	2.5	$64.30
$76.11 - $77.75	79,579	5.2	76.99	19,238	5.2	76.99
$77.76 - $86.99	52,123	2.7	82.46	45,444	2.6	81.87
$87.00 - $87.18	85,944	6.2	87.18	-	-	-
Totals	278,429	4.6	$79.18	99,425	3.1	$74.79

During the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense of $4.9 million, $5.1 million and $8.5 million, respectively, related to its stock-based compensation awards that are expected to vest.  No amounts have been capitalized.  The fair value of options vested was approximately $1.3 million, $1.6 million and $2.8 million in 2014, 2013 and 2012, respectively.
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
As of December 31, 2014, unrecorded compensation cost related to non-vested awards of $7.0 million is expected to be recognized from 2015 through 2018, with a weighted average period of 1.9 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2014, 2013 and 2012 totaled approximately $2.3 million, $4.5 million and $6.4 million, respectively.  As of December 31, 2014, the intrinsic value of options outstanding totaled approximately $2.2 million, of which 99,425 options with an intrinsic value of $1.2 million were exercisable.  The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2014.

Accumulated Other Comprehensive Income (Loss)
The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) for the twelve months ended December 31, 2014 and 2013 are as follows (in millions):

Twelve Months Ended December 31, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.3)	$43.5	$34.5

Other comprehensive loss before reclassifications	(1.7)	(1.0)	(48.0)	(50.7)
Amounts reclassified from accumulated other comprehensive income	(0.6)	1.3	-	0.7
Net current period other comprehensive income	(2.3)	0.3	(48.0)	(50.0)
Ending balance	$(2.0)	$(9.0)	$(4.5)	$(15.5)

Twelve Months Ended December 31, 2013 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(9.6)	$67.9	$57.6

Other comprehensive income (loss) before reclassifications	0.3	(1.1)	(24.4)	(25.2)
Amounts reclassified from accumulated other comprehensive income	0.7	1.4	-	2.1
Net current period other comprehensive income	1.0	0.3	(24.4)	(23.1)
Ending balance	$0.3	$(9.3)	$43.5	$34.5

(a)	With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

	Amount Reclassified from AOCI
	Twelve Months Ended December 31, 2014	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(1.0)	Product cost
	0.4	Income tax expense (benefit)
	(0.6)

Amortization of defined benefit pension:
Amortization of loss	$1.6	Product cost
	(0.3)	Income tax expense (benefit)
	1.3

Total reclassifications, net of income taxes	$0.7

	Amount Reclassified from AOCI
	Twelve Months Ended December 31, 2013	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$1.1	Product cost
	(0.4)	Income tax expense (benefit)
	0.7

Amortization of defined benefit pension:
Amortization of loss	$1.7	Product cost
	(0.3)	Income tax expense (benefit)
	1.4

Total reclassifications, net of income taxes	$2.1

14.	FAIR VALUE MEASUREMENTS

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
The Company holds marketable securities associated with its non-qualified savings plan, which are valued based on readily available quoted market prices.  The Company utilizes derivative instruments to manage its risk of changes in natural gas prices (see Note 11).  The fair value of the natural gas derivative instruments are determined using market data of forward prices for all of the Company’s contracts.  The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2014	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$-	$-
Total Assets	$1.9	$1.9	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$-	$-
Derivatives – natural gas instruments	(3.4)	-	(3.4)	-
Total Liabilities	$(5.3)	$(1.9)	$(3.4)	$-

(a)	Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in bond funds, approximately 35% in short-term investments and approximately 40% in blended funds.

	December 31, 2013	Level One	Level Two	Level Three
Asset Class:
Derivatives – natural gas instruments	$0.5	$-	$0.5	$-
Mutual fund investments in a non-qualified savings plan(a)	4.5	4.5	-	-
Total Assets	$5.0	$4.5	$0.5	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(4.5)	$(4.5)	$-	$-
Derivatives – natural gas instruments	(0.2)	-	(0.2)	-
Total Liabilities	$(4.7)	$(4.5)	$(0.2)	$-

(a)	Includes mutual fund investments of approximately 5% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small to mid-cap U.S. companies, approximately 65% in short-term investments and approximately 25% in blended funds.

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.9 million and $4.5 million as of December 31, 2014 and December 31, 2013, respectively, are stated at fair value based on quoted market prices.  As of December 31, 2014, the estimated fair value of the fixed-rate 4.875% Senior Notes, based on available trading information, totaled $242.5 million (level 2) compared with the aggregate principal amount at maturity of $250.0 million. The fair value at December 31, 2014 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $370.8 million (level 2), compared with the aggregate principal amount at maturity of $376.4 million.  The fair value of the Company’s natural gas contracts is based on prices for notional amounts maturing in each respective timeframe.

15.	OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: salt and plant nutrition. The salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, and agricultural and industrial applications.  SOP crop nutrients, industrial-grade SOP, magnesium chloride for agricultural purposes and other plant nutrients are produced and marketed through the plant nutrition segment. As discussed in Note 3, the Company broadened its portfolio of specialty plant nutrient products with the acquisition of Wolf Trax, Inc. (“Compass Manitoba”) in the second quarter of 2014.  The strategic focus of this segment seeks to differentiate the Company’s portfolio of crop nutrient products from commodity fertilizers.  As a result, the specialty fertilizer segment has been renamed plant nutrition.  The results of operations and financial position for Compass Manitoba have been included in the Company’s plant nutrition segment from the date of the acquisition.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information as of and for the years ended December 31, is as follows (in millions):

2014	Salt	Plant Nutrition	Corporate & Other (a)	Total
Sales to external customers	$1,002.6	$270.2	$9.7	$1,282.5
Intersegment sales	0.9	7.1	(8.0)	-
Shipping and handling cost	309.3	28.4	-	337.7
Operating earnings (loss) (b)	291.4	74.8	(55.2)	311.0
Depreciation, depletion and amortization	44.8	27.3	5.9	78.0
Total assets	1,045.2	536.2	55.8	1,637.2
Capital expenditures (c)	67.9	42.1	15.2	125.2

2013	Salt	Plant Nutrition	Corporate & Other (a)	Total
Sales to external customers	$920.5	$198.6	$10.5	$1,129.6
Intersegment sales	0.9	7.2	(8.1)	-
Shipping and handling cost	280.7	21.0	-	301.7
Operating earnings (loss) (b)	181.3	58.7	(54.4)	185.6
Depreciation, depletion and amortization	45.1	23.8	4.1	73.0
Total assets	942.2	386.8	75.8	1,404.8
Capital expenditures (c)	79.8	38.8	4.1	122.7

2012	Salt	Plant Nutrition	Corporate & Other (a)	Total
Sales to external customers	$703.4	$226.2	$12.3	$941.9
Intersegment sales	0.8	6.8	(7.6)	-
Shipping and handling cost	211.9	26.2	-	238.1
Operating earnings (loss) (b)	126.0	58.4	(51.2)	133.2
Depreciation, depletion and amortization	38.9	21.4	4.2	64.5
Total assets	809.3	412.3	79.0	1,300.6
Capital expenditures (c)	74.3	45.0	11.6	130.9

(a)	Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions. In 2014, the operating earnings loss includes costs of approximately $4.2 million to consolidate its records management locations by closing one location in London, England. In addition, operating earnings in 2012 include approximately $3.3 million of transition costs related to the retirement of the Company’s Chief Executive Officer.
(b)	In 2014, the Company recorded a gain of $82.3 million in the salt segment and $1.0 million in corporate and other resulting from an insurance settlement related to a tornado at its salt facilities in Goderich, Ontario in August 2011. In the fourth quarter of 2013, the Company recognized a gain of $9 million in its plant nutrition segment from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at its solar evaporation ponds in 2010 and a charge of $4.7 million in its salt segment from a ruling against the Company related to a labor matter. The Company estimated that the effect of the tornado reduced operating earnings for the salt segment by approximately $21 million in 2012.
(c)	The salt segment includes approximately $15 million and $35 million of capital expenditures during 2013 and 2012, respectively, to replace and, in some instances, improve property, plant and equipment damaged or destroyed by the tornado at the Company’s Goderich, Ontario facilities in 2011.

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2014	2013	2012
United States (a)	$975.2	$774.3	$617.4
Canada	260.0	256.7	231.6
United Kingdom	41.2	87.1	50.9
Other	6.1	11.5	42.0
Total sales	$1,282.5	$1,129.6	$941.9

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long-Lived Assets	2014	2013
United States	$420.0	$395.1
Canada	413.7	354.4
United Kingdom	92.3	66.8
Other	6.6	6.6
Total long-lived assets	$932.6	$822.9

16.	EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2014	2013	2012
Numerator:
Net earnings	$217.9	$130.8	$88.9
Less: Net earnings allocated to participating securities (a)	(1.5)	(1.0)	(1.1)
Net earnings available to common shareholders	$216.4	$129.8	$87.8

Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share (b)	33,557	33,403	33,109
Weighted average equity awards outstanding	24	17	26
Shares for diluted earnings per share	33,581	33,420	33,135

Net earnings per common share, basic	$6.45	$3.89	$2.65

Net earnings per common share, diluted	$6.44	$3.88	$2.65

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 227,000, 250,000 and 409,000 for 2014, 2013 and 2012, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 381,000, 455,000 and 678,000 weighted options outstanding for 2014, 2013 and 2012, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

17.	QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2014
Sales	$422.0	$186.6	$240.5	$433.4
Gross profit (a)	92.3	37.5	149.8	141.8
Net earnings (loss) (a)	50.2	(0.7)	87.9	80.5
Net earnings (loss) per share, basic	1.49	(0.02)	2.60	2.38
Net earnings (loss) per share, diluted	1.49	(0.02)	2.60	2.38
Basic weighted-average shares outstanding (in thousands)	33,502	33,549	33,575	33,600
Diluted weighted-average shares outstanding (in thousands)	33,520	33,549	33,601	33,617
2013
Sales	$383.7	$173.8	$184.7	$387.4
Gross profit (a)	91.3	41.9	45.8	107.0
Net earnings (a)	46.4	10.6	15.4	58.4
Net earnings per share, basic	1.38	0.32	0.46	1.73
Net earnings per share, diluted	1.38	0.32	0.46	1.73
Basic weighted-average shares outstanding (in thousands)	33,282	33,380	33,469	33,477
Diluted weighted-average shares outstanding (in thousands)	33,309	33,411	33,484	33,487

(a)	In the third quarter of 2014, the Company recognized a gain of $83.3 million ($60.6 million, net of taxes) from an insurance settlement relating to damage it sustained as a result of a tornado that struck its rock salt mine and evaporation plan in Goderich, Ontario, in 2011. The Company recognized $82.3 million of the gain in product cost and $1.0 million of the gain in selling, general and administrative expenses in the consolidated statements of operations. In the second quarter of 2014, the Company incurred costs of $6.9 million ($5.1 million, net of taxes) related to the refinancing of its 8% Senior Notes with 4.875% Senior Notes. In the fourth quarter of 2013, the Company recognized a gain of $9 million ($5.7 million, net of taxes) from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at its solar evaporation ponds in 2010 and a charge of $4.7 million ($2.8 million, net of taxes) from a ruling against the Company related to a labor matter.

18.	SUBSEQUENT EVENT

Dividend Declared:
On February 6, 2015, the board of directors declared a quarterly cash dividend of $0.66 per share on the Company’s outstanding common stock, an increase of 10% from the quarterly cash dividends paid in 2014 of $0.60 per share.  The dividend will be paid on March 13, 2015, to stockholders of record as of the close of business on February 27, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
In connection with this Annual Report on Form 10-K for the year ended December 31, 2014, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

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
Management conducts an evaluation and assesses the effectiveness of the Company’s internal control over financial reporting as of the reporting date. In making its assessment of internal control over financial reporting, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2014, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2014, and has also issued an audit report dated February 23, 2015, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, which is included in this Annual Report on Form 10-K.

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
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) “Proposal 1 – Election of Directors”, (b) “Information Regarding Board of Directors and Committees” and (c) “Executive Compensation Framework and Governance” of the definitive proxy statement filed pursuant to Regulation 14A for the 2015 annual meeting of stockholders (“2015 Proxy Statement”).  Additionally, “Section 16(a) Beneficial Ownership Reporting Compliance” is also incorporated herein by reference to the 2015 Proxy Statement.

Code of Ethics
The Company has adopted a code of ethics for its executive and senior financial officers, violations of which are required to be reported to the CEO and the audit committee. The code of ethics is posted on the Company’s website at www.compassminerals.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the executive compensation tables in the “Compensation Discussion and Analysis” to be included in the 2015 Proxy Statement.

ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” to be included in the 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under “Review and Approval of Transactions with Related Persons” and “Information Regarding Board of Directors and Committees” to be included in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to “Proposal 2 – Ratification of Appointment of Independent Registered Accounting Firm” to be included in the 2015 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

 (a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	75

Reports of Independent Registered Public Accounting Firm	43

Consolidated Balance Sheets as of December 31, 2014 and 2013	45

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2014	46

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2014	47

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014	48

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2014	49

Notes to Consolidated Financial Statements	50

Schedule II – Valuation Reserves	77
(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2014, 2013 and 2012

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions(1)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2014	$1.6	$0.3	$(0.5)	$1.4
2013	2.4	0.7	(1.5)	1.6
2012	2.4	0.2	(0.2)	2.4
Deducted from Deferred Income Taxes — Valuation Allowance
2014	$1.1	$0.2	$(0.3)	$1.0
2013	1.3	-	(0.2)	1.1
2012	1.5	0.1	(0.3)	1.3

(1)	Deduction for purposes for which reserve was created.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

3.2
By-laws of Compass Minerals International, Inc., amended and restated as of December 22, 2014 (incorporated herein by reference to Exhibit 3.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed December 23, 2014).

4.1
Indenture, dated as of June 23, 2014, by and among Compass Minerals International, Inc., the Guarantors named therein, and U.S. National Bank Association, as trustee, relating to the 4.875% Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed June 26, 2014).

4.2	Form of 4.875% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.2).
10.1
Salt mining lease, dated November 9, 2001, between the Province of Ontario, as lessor, and Sifto Canada Inc. as lessee (incorporated herein by reference to Exhibit 10.1 to Compass Minerals’ Registration Statement on Form S-4, File No. 333-104603).

10.2
Amended and Restated Salt and Surface Lease effective as of January 1, 2014 by and between Island Partnership, L.L.C., JMB Cote Blanche L.L.C., CFB, LLC and Carey Salt Company dated January 1, 2014 (incorporated herein by reference to Exhibit 10.7 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

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

10.5***
Amendment and Restatement Agreement dated as of May 18, 2012, to the Credit Agreement dated as of November 28, 2001 among Compass Minerals International, Inc., Sifto Canada Corp., Salt Union Limited, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed May 24, 2012).

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

10.10
Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed December 19, 2012).

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

10.14*	2015 Summary of Non-Employee Director Compensation.
10.15
Amendment to 2012 and 2013 Independent Director Deferred Stock Award Agreement for Eric Ford (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2013).

10.16
Compass Minerals International, Inc. Form of 2012 Independent Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.17
Compass Minerals International, Inc. Form of 2014 Foreign Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.18
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.19
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.20
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.21
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

10.23
2010 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.24
2011 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.25
2012 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26
2013 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.27
2014 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.28
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.29
2014 Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.30
2012 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2012).

10.31
2013 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2013).

10.32
2014 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2014).

10.33	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.34
Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.35
First Amendment to the Compass Minerals International, Inc. Restoration Plan dated as of December 5, 2007 (incorporated herein by reference to Exhibit 10.27 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

10.36
Second Amendment to the Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.)

10.37	2013 Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.35 to Compass Minerals International, Inc.'s Annual Report for the year ended December 31, 2013).
10.38	Form of Restrictive Covenant Agreement (included as Exhibit A to Exhibit 10.37).
10.39*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.37 and 10.38 herein.
10.40
Employment Agreement effective January 17, 2013 between Compass Minerals International, Inc. and Fran Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed January 10, 2013).

10.41
Change in Control Severance Agreement dated January 17, 2013 between Compass Minerals International, Inc. and Fran Malecha (incorporated herein by reference to Exhibit 10.40 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012).

10.42
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed November 1, 2006).

10.43
Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.44
Management Annual Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.45
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s current Report on Form 8-K filed March 26, 2009).

10.46
Severance Agreement between Compass Minerals International, Inc. and Rodney Underdown dated July 7, 2014 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated July 8, 2014).

10.47
Share Purchase Agreement dated as of March 19, 2014 by and between Compass Minerals Manitoba Inc., Compass Minerals International, Inc. and the shareholders of Wolf Trax Inc. (incorporated herein by reference to Exhibit 10.8 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.

31.2*	Section 302 Certifications of Matthew J. Foulston, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Francis J. Malecha, President and Chief Executive Officer and Matthew J. Foulston, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
***	Confidential treatment has been requested for portions of this exhibit. The confidential portions of the exhibit have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Francis J. Malecha
Francis J. Malecha
Date: February 23, 2015	President and Chief Executive Officer

/s/ Matthew J. Foulston
Matthew J. Foulston
Date: February 23, 2015	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2015.

Signature	Capacity

/s/ Francis J. Malecha	President, Chief Executive Officer
Francis J. Malecha	and Director (Principal Executive Officer)

/s/ Matthew J. Foulston	Chief Financial Officer
Matthew J. Foulston	(Principal Financial and Accounting Officer)

/s/ Bradley J. Bell	Director
Bradley J. Bell

/s/ David J. D’Antoni	Director
David J. D’Antoni

/s/ Eric Ford	Director
Eric Ford

/s/ Richard S. Grant	Director
Richard S. Grant

/s/ Perry W. Premdas	Director
Perry W. Premdas

/s/ Allan R. Rothwell	Director
Allan R. Rothwell

/s/ Paul S. Williams	Director
Paul S. Williams

/s/ Amy Yoder	Director
Amy Yoder