Form 10-Q
period 2015-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2015-04-28
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at April 24, 2015 was 33,665,277 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$313.8	$266.8
Receivables, less allowance for doubtful accounts of $1.6 in 2015 and $1.4 in 2014	143.6	213.0
Inventories	151.4	199.0
Deferred income taxes, net	8.7	9.7
Other	13.1	14.2
Total current assets	630.6	702.7
Property, plant and equipment, net	699.6	700.9
Intangible assets, net	99.1	106.2
Goodwill	63.1	68.5
Other	59.1	58.9
Total assets	$1,551.5	$1,637.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	70.5	97.6
Accrued expenses	56.5	60.6
Accrued salaries and wages	20.3	24.4
Income taxes payable	11.2	44.4
Accrued interest	3.0	6.8
Total current liabilities	165.4	237.7
Long-term debt, net of current portion	621.5	622.5
Deferred income taxes, net	85.1	88.9
Other noncurrent liabilities	33.4	34.5
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	86.2	82.5
Treasury stock, at cost — 1,702,443 shares at March 31, 2015 and 1,757,997 shares at December 31, 2014	(3.2)	(3.3)
Retained earnings	627.7	589.5
Accumulated other comprehensive loss	(65.0)	(15.5)
Total stockholders' equity	646.1	653.6
Total liabilities and stockholders' equity	$1,551.5	$1,637.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2015	2014

Sales	$393.0	$422.0
Shipping and handling cost	101.9	130.7
Product cost	177.9	199.0
Gross profit	113.2	92.3
Selling, general and administrative expenses	28.5	25.3
Operating earnings	84.7	67.0

Other (income) expense:
Interest expense	5.4	4.4
Other, net	(3.5)	(3.1)
Earnings before income taxes	82.8	65.7
Income tax expense	22.2	15.5
Net earnings	$60.6	$50.2

Basic net earnings per common share	$1.79	$1.49
Diluted net earnings per common share	$1.79	$1.49

Weighted-average common shares outstanding (in thousands):
Basic	33,626	33,502
Diluted	33,649	33,520

Cash dividends per share	$0.66	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2015	2014
Net earnings	$60.6	$50.2
Other comprehensive income (loss):
Unrealized gain from change in pension obligation, net of tax of $(0.1) in both 2015 and 2014	0.3	0.3
Unrealized gain on cash flow hedges, net of tax of $(0.1) and $(0.2) in 2015 and 2014, respectively	-	0.2
Cumulative translation adjustment	(49.8)	(15.5)
Comprehensive income	$11.1	$35.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the three months ended March 31, 2015
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2014	$0.4	$82.5	$(3.3)	$589.5	$(15.5)	$653.6
Dividends on common stock				(22.4)		(22.4)
Stock options exercised		2.0	0.1			2.1
Income tax benefit from equity awards		0.1				0.1
Stock-based compensation		1.6				1.6
Comprehensive income (loss)				60.6	(49.5)	11.1
Balance, March 31, 2015	$0.4	$86.2	$(3.2)	$627.7	$(65.0)	$646.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net earnings	$60.6	$50.2
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	19.1	18.4
Finance fee amortization	0.3	0.3
Stock-based compensation	1.6	1.2
Deferred income taxes	4.5	3.0
Other, net	1.1	(1.6)
Insurance advances for operating purposes, Goderich tornado	-	5.0
Changes in operating assets and liabilities:
Receivables	65.0	47.2
Inventories	42.4	85.0
Other assets	(3.1)	3.3
Accounts payable and accrued expenses	(70.0)	(51.0)
Other liabilities	0.9	(0.3)
Net cash provided by operating activities	122.4	160.7
Cash flows from investing activities:
Capital expenditures	(41.7)	(25.0)
Insurance advances for investment purposes, Goderich tornado	-	8.7
Other, net	-	2.9
Net cash used in investing activities	(41.7)	(13.4)
Cash flows from financing activities:
Principal payments on long-term debt	(0.9)	(0.9)
Dividends paid	(22.4)	(20.2)
Proceeds received from stock option exercises	2.1	2.1
Excess tax benefit (deficiency) from equity compensation awards	0.1	(0.2)
Net cash used in financing activities	(21.1)	(19.2)
Effect of exchange rate changes on cash and cash equivalents	(12.6)	(4.3)
Net change in cash and cash equivalents	47.0	123.8
Cash and cash equivalents, beginning of the year	266.8	159.6
Cash and cash equivalents, end of period	$313.8	$283.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$8.9	$2.0
Income taxes paid, net of refunds	$48.9	$12.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries, is a producer and marketer of essential mineral products with manufacturing sites in North America and the United Kingdom (“U.K.”). References to the “Company,” “Compass,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI”, the parent holding company) and its consolidated subsidiaries. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer the Company markets under the trade name Protassium+™.  Additionally, the Company sells various premium micronutrient products under its Wolf Trax® brand.  The Company provides highway deicing products to customers in North America and the U.K., and plant nutrients to growers and fertilizer distributors worldwide.  The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications.  Compass Minerals also provides records management services to businesses located in the U.K.

CMP is a holding company with no operations other than those of its wholly-owned subsidiaries.  The consolidated financial statements include the accounts of CMP and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMP for the year ended December 31, 2014 as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  This new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide disclosure in the footnotes under certain circumstances.  This guidance is effective for fiscal years ending after December 15, 2016 with early adoption permitted.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

2.	Inventories:

Inventories consist of the following (in millions):

	March 31, 2015	December 31, 2014
Finished goods	$93.8	$148.5
Raw materials and supplies	57.6	50.5
Total inventories	$151.4	$199.0

3.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	March 31, 2015	December 31, 2014
Land, buildings and structures and leasehold improvements	$345.7	$352.2
Machinery and equipment	664.6	669.1
Office furniture and equipment	17.5	17.5
Mineral interests	174.2	179.6
Construction in progress	116.0	108.9
	1,318.0	1,327.3
Less accumulated depreciation and depletion	(618.4)	(626.4)
Property, plant and equipment, net	$699.6	$700.9

4.	Goodwill and Intangible Assets, Net:

The asset value and accumulated amortization as of March 31, 2015 and December 31, 2014 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer/ Distributor Relationships	Lease Rights	Patents	Other	Total
March 31, 2015:
Gross intangible asset	$28.6	$24.3	$7.4	$1.8	$16.3	$4.3	$82.7
Accumulated amortization	(2.4)	(11.0)	(2.0)	(0.2)	(1.4)	(0.8)	(17.8)
Net finite-lived intangible assets	$26.2	$13.3	$5.4	$1.6	$14.9	$3.5	$64.9

	Supply Agreement	SOP Production Rights	Customer/ Distributor Relationships	Lease Rights	Patents	Other	Total
December 31, 2014:
Gross intangible asset	$31.3	$24.3	$8.1	$1.9	$17.9	$4.6	$88.1
Accumulated amortization	(2.5)	(10.8)	(2.0)	(0.2)	(1.2)	(0.6)	(17.3)
Net finite-lived intangible assets	$28.8	$13.5	$6.1	$1.7	$16.7	$4.0	$70.8

The estimated lives of the Company’s intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	5 years
Lease rights	25 years
Customer and distributor relationships	5-10 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	Indefinite
Water rights	Indefinite

None of the finite-lived intangible assets have a residual value.  Aggregate amortization expense was $1.1 million and $0.5 million in the first quarter of 2015 and 2014, respectively.

In addition, the Company has water rights of $22.9 million as of March 31, 2015 and December 31, 2014, and trade names of $11.3 million and $12.4 million as of March 31, 2015 and December 31, 2014, respectively.

The Company has goodwill of $63.1 million and $68.5 million as of March 31, 2015 and December 31, 2014, in its consolidated balance sheets.  Approximately $56.7 million and $62.0 million of the amounts recorded for goodwill as of March 31, 2015 and December 31, 2014, respectively, were recorded in the Company’s plant nutrition segment and the remaining amounts in both periods were immaterial and recorded in its corporate and other and salt segment.  The change in goodwill from December 31, 2014 was due to the impact from translating foreign denominated amounts to U.S. dollars.

5.	Income Taxes:

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

At both March 31, 2015 and December 31, 2014, the Company had approximately $3.8 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date.  In addition, as of December 31, 2014, the Company had $2.3 million of gross federal NOL carryforwards which expire in 2033 and $0.3 million of tax-effected state NOL carryforwards which expire in 2033. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2009.  The reassessments are a result of ongoing audits and total approximately $83 million, including interest through March 31, 2015.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that it will post collateral in the form of a $44 million performance bond.  The Company has paid approximately $30 million (most of which is recorded in other assets in the consolidated balance sheets) with the remaining balance to be paid after 2015.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through March 31, 2015, related to this matter is approximately $92 million.  The Company has agreed to post collateral in the form of an approximately $19 million performance bond and $40 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation.

As of March 31, 2015, the Company received Canadian income tax reassessments for years 2007-2008.  The total amount of the reassessments, including penalties and interest through March 31, 2015, related to this matter is approximately $31 million.  The Company does not agree with these adjustments and plans to apply for assistance under Competent Authority provided in the tax treaty between the U.S. and Canadian taxing authorities for relief from the impact of any double taxation.  The Company will file protective Notices of Objection and will post collateral when required by tax authorities.  Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor.  As of March 31, 2015, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

6.	Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2015	December 31, 2014
Term Loan due May 2017	$375.4	$376.4
Revolving Credit Facility due August 2017	-	-
4.875% Senior Notes due July 2024	250.0	250.0
	625.4	626.4
Less current portion	(3.9)	(3.9)
Long-term debt	$621.5	$622.5

The term loan and revolving credit facility are secured by substantially all existing and future assets of the Company’s subsidiaries.

7.	Commitments and Contingencies:

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

The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana, mine.  This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a new contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010, and ended on June 15, 2010.  In September 2012, the U.S. National Labor Relations Board (“NLRB”) issued a decision finding that the Company had committed unfair labor practices in connection with the labor dispute.  Under the ruling, the Company is responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010.  Any requirement for the Company to pay back wages will be offset by any wages earned at other places of employment during this period.  In the fourth quarter of 2013, this ruling was upheld by an appeals court and the Company recorded a reserve of approximately $5 million in its consolidated financial statements related to expected payments required to resolve the dispute.

In the first quarter of 2015, additional information became available and the Company recorded an additional $2 million reserve for this matter in its consolidated financial statements.  Both parties are currently negotiating in an effort to reach a settlement. If the Company is unable to come to terms with the union, the parties may agree to arbitration and any decisions reached in arbitration would be binding.  The Company may need to record additional losses in its financial statements as a result of future developments.

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

In December 2009, a surface salt storage dome which was under construction collapsed at the Company’s mine in Goderich, Ontario. The Company was involved in construction litigation and other contract claims with the contractor and engineering firm relating to the dome’s collapse.  Claims asserted against the Company totaled approximately $13 million.  The Company also counterclaimed for damages and withheld payment for some invoices. In the first quarter of 2015, the parties have agreed to settle this matter for a $4.2 million cash payment by the Company, most of which was for the payment of invoices.  As a result, the Company has recognized a gain of approximately $0.7 million in its consolidated financial statements.

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

8.	Operating Segments:

The Company broadened its portfolio of specialty plant nutrient products with the acquisition of Wolf Trax, Inc. (renamed Compass Minerals Manitoba, Inc. or “Compass Manitoba”) in the second quarter of 2014.  This acquisition broadens the Company’s portfolio of specialty crop nutrient products and further differentiates it from commodity fertilizers.  The results of operations and financial position for Compass Manitoba have been included in the Company’s plant nutrition segment from the date of the acquisition.  Segment information is as follows (in millions):

	Three Months Ended March 31, 2015
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$316.7	$73.6	$2.7	$393.0
Intersegment sales	-	0.7	(0.7)	-
Shipping and handling cost	94.5	7.4	-	101.9
Operating earnings (loss)	77.0	20.8	(13.1)	84.7
Depreciation, depletion and amortization	10.9	7.0	1.2	19.1
Total assets	949.6	543.3	58.6	1,551.5

	Three Months Ended March 31, 2014
	Salt	Plant Nutrition	Corporate and Other (a)	Total

Sales to external customers	$353.2	$66.1	$2.7	$422.0
Intersegment sales	0.2	0.5	(0.7)	-
Shipping and handling cost	123.1	7.6	-	130.7
Operating earnings (loss)	63.5	16.3	(12.8)	67.0
Depreciation, depletion and amortization	11.4	6.0	1.0	18.4
Total assets	922.9	392.1	64.2	1,379.2

(a)
Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations.  Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.

9.	Stockholders’ Equity and Equity Instruments:

In the first quarter of 2015, the Company granted 119,769 stock options, 19,311 restricted stock units (“RSUs”) and 35,251 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.

The PSUs granted in the first quarter of 2015 have a three-year performance period beginning in 2015 and ending in 2017 and earn between 0% and 150% based upon the attainment of certain performance conditions.  The Company granted two types of PSUs in the first quarter of 2015.  The total shareholder return PSU (“TSR PSU”) is earned by determining the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index over the three-year performance period.  The return on invested capital PSU (“ROIC PSU”) is earned by averaging the Company’s annual return on invested capital over the three-year performance period.  The performance units will vest three years after the grant date.  The PSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock from the grant date through the vest date for PSUs earned.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first quarter of 2015 is included in the table below. The weighted-average grant date fair value of these options was $14.79.

Range
Fair value of options granted	$14.34 - $15.09
Exercise price	$91.75
Expected term (years)	4.5-5
Expected volatility	24.8% - 25.0%
Dividend yield	3.1%
Risk-free rate of return	1.5% - 1.6%

To estimate the fair value of the TSR PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index.  This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index.  The risk-free rate was determined using the same methodology as the option valuations as discussed above. The estimated fair value of the TSR PSUs granted in 2015 is $111.07 per unit.  The Company’s closing stock price on the grant date was used to set the fair value of the ROIC PSUs.  The Company will adjust the expense of the ROIC PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the three-year vesting period.

During the three months ended March 31, 2015, the Company reissued 28,903 shares of treasury stock related to the exercise of stock options, 15,952 shares related to the release of RSUs which vested, 10,454 shares related to the release of PSUs which vested and 245 shares related to stock payments.  The Company recognized a tax benefit of $0.1 million from its equity compensation awards as an increase to additional paid-in capital during the first quarter of 2015. During the first quarters of 2015 and 2014, the Company recorded $1.6 million and $1.2 million, respectively, of compensation expense pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2015.

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2014	278,429	$79.23	88,532	$76.58	59,627	$88.69
Granted	119,769	91.75	19,311	91.75	35,251	100.49
Exercised (b)	(28,903)	73.12	-	-	-	-
Released from restriction (b)	-	-	(15,952)	71.69	(10,454)	74.49
Cancelled/Expired	(3,527)	81.32	(1,051)	79.78	(5,375)	77.90
Outstanding at March 31, 2015	365,768	$83.75	90,840	$80.63	79,049	$96.56

(a)	Until they vest, PSUs are included in the table at the 100% attainment level at their grant date and at that level represent one share per unit. The final performance period for the 2012 PSU grant was completed in 2014. The Company issued 10,454 shares and cancelled 4,443 PSUs due to performance in the first quarter of 2015 related to the 2012 PSU grant.
(b)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (“AOCI”) as of and for the three months ended March 31, 2015 and 2014 are as follows (in millions):

Three Months Ended March 31, 2015 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(2.0)	$(9.0)	$(4.5)	$(15.5)

Other comprehensive income (loss) before reclassifications (b)	(0.7)	-	(49.8)	(50.5)
Amounts reclassified from accumulated other comprehensive income	0.7	0.3	-	1.0
Net current period other comprehensive income (loss)	-	0.3	(49.8)	(49.5)

Ending balance	$(2.0)	$(8.7)	$(54.3)	$(65.0)

Three Months Ended March 31, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.3)	$43.5	$34.5

Other comprehensive income (loss) before reclassifications (b)	0.6	-	(15.5)	(14.9)
Amounts reclassified from accumulated other comprehensive income	(0.4)	0.3	-	(0.1)
Net current period other comprehensive income (loss)	0.2	0.3	(15.5)	(15.0)

Ending balance	$0.5	$(9.0)	$28.0	$19.5

(a)	With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table above are reflected net of applicable income taxes.
(b)	The Company recorded foreign exchange losses of approximately $17.3 million and $8.3 million in the first quarters of 2015 and 2014, respectively, in accumulated other comprehensive income related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to income for the three months ended March 31, 2015 and 2014 are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$1.1	$(0.6)	Product cost
	(0.4)	0.2	Income tax expense (benefit)
Reclassifications, net of income taxes	0.7	(0.4)

Amortization of defined benefit pension:
Amortization of loss	$0.4	$0.4	Product cost
	(0.1)	(0.1)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.3

Total reclassifications, net of income taxes	$1.0	$(0.1)

10.	Derivative Financial Instruments:

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

Cash Flow Hedges

As of March 31, 2015, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of March 31, 2015 and December 31, 2014 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations (see Note 9). For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.  Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of March 31, 2015, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2016.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2015 and December 31, 2014, the Company had agreements in place to hedge forecasted natural gas purchases of 2.6 million and 3.4 million MMBtus, respectively.

As of March 31, 2015, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months approximately $2.3 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of March 31, 2015 and December 31, 2014, (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a) (b)	Balance Sheet Location	March 31, 2015	Balance Sheet Location	March 31, 2015

Commodity contracts	Other current assets	$-	Accrued expenses	$2.1
Commodity contracts	Other assets	-	Other noncurrent liabilities	1.2
Total derivatives designated as hedging instruments		$-		$3.3

(a)	As of March 31, 2015, the Company has commodity hedge agreements with four counterparties. All of the counterparties are in payable positions.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets immaterial amounts that are in receivable and payable positions with larger amounts that are in payable and receivable positions, respectively.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a) (b)	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014

Commodity contracts	Other current assets	$0.1	Accrued expenses	$2.5
Commodity contracts	Other assets	-	Other noncurrent liabilities	1.0
Total derivatives designated as hedging instruments		$0.1		$3.5

(a)	The Company has commodity hedge agreements with four counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to all counterparties. The amount recorded as an asset is due from two counterparties.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.1 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

11.	Fair Value Measurements:

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

	March 31, 2015	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$1.8	$1.8	$-	$-
Total Assets	$1.8	$1.8	$-	$-
Liability Class:
Liabilities related to non-qualified retirement plan	$(1.8)	$(1.8)	$-	$-
Derivatives – natural gas instruments	(3.3)	-	(3.3)	-
Total Liabilities	$(5.1)	$(1.8)	$(3.3)	$-

(a)	Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in international companies, approximately 5% in bond funds, approximately 30% in short-term investments and approximately 40% in blended funds.

	December 31, 2014	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$-	$-
Total Assets	$1.9	$1.9	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$-	$-
Derivatives – natural gas instruments	(3.4)	-	(3.4)	-
Total Liabilities	$(5.3)	$(1.9)	$(3.4)	$-

(a)	Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in bond funds, approximately 35% in short-term investments and approximately 40% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.8 million and $1.9 million as of March 31, 2015 and December 31, 2014, respectively, are stated at fair value based on quoted market prices.  As of March 31, 2015, the estimated amount a third-party would pay for the fixed-rate 4.875% senior notes, based on available trading information, totaled $250.6 million (level 2) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at March 31, 2015 for the amounts outstanding under the credit agreement, based upon available bid information received from the Company’s lender, totaled $371.6 million (level 2) compared with the aggregate principal balance of $375.4 million.

12.	Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended March 31,
	2015	2014
Numerator:
Net earnings	$60.6	$50.2
Less: net earnings allocated to participating securities (a)	(0.3)	(0.4)
Net earnings available to common shareholders	$60.3	$49.8

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,626	33,502
Weighted-average awards outstanding (b)	23	18
Shares for diluted earnings per share	33,649	33,520
Net earnings per common share, basic	$1.79	$1.49
Net earnings per common share, diluted	$1.79	$1.49

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 216,000 and 220,000 for the three months ended March 31, 2015 and 2014, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares.  In addition, the Company had 343,000 and 373,000 weighted-awards outstanding for the three months ended March 31, 2015 and 2014, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained herein constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: domestic and international general business and economic conditions; uninsured risks and hazards associated with underground mining operations; losses for acts of nature which may not  be fully reimbursable through our insurance carriers; the timing of any insurance reimbursements may not correspond to the period in which the loss was incurred; governmental policies affecting the agricultural industry, consumer and industrial industry or highway maintenance programs in localities where we or our customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies and prices of raw materials and energy used in manufacturing certain of our products and the price or availability of transportation services; capacity constraints limiting the production of certain products; the ability to successfully complete acquisitions or integrate acquired businesses; the ability to attract and retain skilled personnel as well as labor relations including without limitation, the impact of work rules, strikes or other disruptions, wage and benefit requirements; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving or renewing required governmental and regulatory approvals; the impact of new technology on the demand for our products; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the impact of the Company’s indebtedness and interest rates changes; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and tax proceedings, including environmental and administrative proceedings involving the Company; customer expectations about future potash market prices and availability and agricultural economics; the impact of credit and capital markets, including the risks of customer and counterparty defaults and declining credit availability; changes in tax laws or estimates; cyber security issues; and other risks referenced from time to time in this report and other filings of ours with Securities and Exchange Commission (“SEC”), including the “Risk Factors” of the  Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Unless the context requires otherwise, references in this quarterly report to the “Company,” “Compass,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

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

We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data. Weather affects our highway and consumer and industrial deicing salt sales volumes and resulting gross profit. We estimate that the effect of winter weather in the markets we serve was below average in the first quarter of 2015 and above average in the first quarter of 2014.  Due to the severe 2013-2014 winter season, we purchased salt to supplement our production which unfavorably impacted our production costs. In addition, unplanned downtime at our North American mines in the first quarter of 2015 unfavorably impacted our production costs. The more severe winter in the first quarter of 2014 favorably impacted our sales and our operating earnings and depleted inventories in the market compared to the first quarter of 2015.  The depleted inventories in 2014 strained the adequate supply for deicing products and resulted in higher contract highway deicing prices during the 2014-2015 winter season.

Plant Nutrition Segment

Our plant nutrition segment includes sales of specialty plant nutrition products including SOP as well as micronutrient and other products under our Wolf Trax® product line.  SOP, a specialty potassium fertilizer product which is also an ingredient in specialty fertilizer blends, is used as a potassium source for high-value or chloride-sensitive crops and turf.  The yields and/or quality of many high-value or chloride-sensitive crops are generally better when SOP is used as a potassium nutrient rather than potassium chloride (“MOP” or “KCl”).  Our SOP product is marketed under the brand name Protassium+™.  Our Wolf Trax® product line is produced using proprietary and patented technologies.

The fertilizer market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations, or the type or amount of fertilizer product used.  Over the last decade, worldwide consumption of potash and other crop nutrients has increased in response to growing populations and the need for additional food supplies.  We expect the long-term demand for potassium and other plant nutrients to continue to grow as arable land per capita decreases, thereby requiring crop yield efficiencies.

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

Our SOP production facility in Ogden, Utah, the largest in North America and one of only three large-scale SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two to three-year production cycle. Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds, and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of mineral feedstock available to convert into finished product.  We expect the solar pond-based effective capacity to be up to 320,000 tons annually for the Ogden facility, when weather conditions at our site are typical. We are focusing our sales efforts domestically in markets which typically yield higher average selling prices, net of shipping and handling costs, due to their proximity to our facilities.

Our SOP production in Saskatchewan, Canada contributes 40,000 tons to our SOP capacity.  We combine sulfate-rich brine with sourced KCl to create SOP through ion exchange and glaserite processes at this facility.  We purchase the KCl under a long-term supply agreement.  This product is high-purity and in addition to crop nutrient applications is often used in specialty, non-agricultural applications.

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

Beginning in the latter half of 2013, we purchased and consumed KCl feedstock at our Ogden facility to supplement the potassium available for our SOP harvest, and we increased the volume of KCl feedstock in 2014.  These KCl feedstock purchases helped increase production volumes, yet resulted in increased per-unit costs.  In addition, we experienced heavy localized rainfall during the summer of 2014 which limited our deposit of raw materials and will result in a continuation of the purchases of KCl and/or potassium feedstock in 2015 and at higher levels than in 2014. As the spread between market prices for SOP and KCl has increased, the economics of producing SOP partly from KCl has improved for our unique KCl conversion process.  While these KCl purchases will increase our expected full year product cost and reduce the resulting margin percentages, they are also expected to increase our gross profit.  Future purchases of KCl will be based upon several factors, including but not limited to, the cost of utilizing the sourced KCl in our SOP process and SOP and KCl market prices. We currently expect to continue to supplement our pond-based SOP production as long as it is economically feasible to do so.

General

We contract bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs compared to alternative methods of distribution. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Fuel prices declined in the latter half of 2014 and declined further in the first quarter of 2015.  In addition, portions of the transportation industry have recently been impacted by supply constraints, particularly the trucking and rail sectors, which have increased costs in 2015 in some of our service regions.  Future period shipping and handling per-unit costs will continue to be influenced by oil-based fuel costs and transportation supply constraints.

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

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, plant nutrition segment, our records management business and unallocated corporate activities.  The results of operations for Compass Manitoba have been included in our plant nutrition segment results from the date of acquisition. The results of operations of the records management business and other incidental revenues include sales of $2.7 million in each period for the three months ended March 31, 2015 and 2014, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended March 31,
	2015	2014
Salt Sales (in millions)
Salt sales	$316.7	$353.2
Less: salt shipping and handling	94.5	123.1
Salt product sales	$222.2	$230.1

Salt Sales Volumes (thousands of tons)
Highway deicing	3,847	4,742
Consumer and industrial	507	654
Total tons sold	4,354	5,396

Average Salt Sales Price (per ton)
Highway deicing	$62.99	$53.75
Consumer and industrial	146.77	150.28
Combined	72.74	65.45

Plant Nutrition Sales (in millions)
Plant Nutrition sales	$73.6	$66.1
Less: Plant Nutrition shipping and handling	7.4	7.6
Plant Nutrition product sales	$66.2	$58.5

Plant Nutrition Sales Volumes (thousands of tons)	97	107
Plant Nutrition Average Price (per ton)	$759	$616

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Sales

Sales for the first quarter of 2015 of $393.0 million decreased $29.0 million, or 7% compared to $422.0 million for the same quarter of 2014. Sales primarily include revenues from the sale of our salt and plant nutrition products and shipping and handling costs incurred to deliver salt and plant nutrition products to our customers, or “product sales,” and revenues from our records management business.  Shipping and handling costs were $101.9 million during the first quarter of 2015, a decrease of $28.8 million or 22% compared to $130.7 million for the same quarter of 2014.  The decrease in shipping and handling costs is primarily due to lower salt and plant nutrition sales volumes and lower per-unit shipping and handling costs in the first quarter of 2015 compared to the same quarter of 2014.

Product sales for the first quarter of 2015 of $288.4 million decreased $0.2 million compared to $288.6 million for the same period in 2014, reflecting lower salt segment product sales offset by higher plant nutrition segment product sales.

Salt product sales for the first quarter of 2015 of $222.2 million decreased $7.9 million, or 3% compared to $230.1 million for the same period in 2014.  The decrease in the first quarter of 2015 was due primarily to a decrease in highway and consumer and industrial product sales volumes, which unfavorably impacted salt product sales by approximately $47 million. Salt sales volumes in the first quarter of 2015 decreased by approximately 1.0 million tons from the same period in 2014 due principally to lower highway and consumer deicing sales volumes.  The winter weather experienced in the first quarter of 2014 was more severe in the markets we serve in North America compared to the winter weather experienced in the first quarter of 2015. In addition, the exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first quarter of 2015 unfavorably impacted salt product sales by approximately $8 million compared to the exchange rates used in the first quarter of 2014.  The decrease in salt product sales was offset partially by an increase in highway salt deicing average selling prices which favorably impacted salt product sales by approximately $48 million due primarily to higher contract sales prices compared to the prior year and higher sales volumes in the U.K in the first quarter of 2015.

Plant nutrition product sales during the first quarter of 2015 of $66.2 million increased $7.7 million, or 13% compared to $58.5 million for the same period in 2014.  The increase in plant nutrition product sales was due to 23% increase in average selling price realized during the first quarter of 2015 compared to the first quarter of 2014, which was offset partially by a 9% decrease in sales volumes.  The average selling price for plant nutrition products benefited from higher market prices for SOP products in the first quarter of 2015 compared to the first quarter of 2014.  In addition, the acquisition of Wolf Trax, Inc. increased our average sales price in the first quarter of 2015.

Gross Profit

Gross profit for the first quarter of 2015 of $113.2 million increased $20.9 million, or 23% compared to $92.3 million in the same period of 2014.  As a percent of sales, gross margin increased by seven percentage points, from 22% in the first quarter of 2014 to 29% in the first quarter of 2015.  The gross profit for the salt segment increased by approximately $13 million due primarily to higher average selling prices for highway deicing products, which was offset partially by lower salt sales volumes. Salt per-unit costs were unfavorably impacted by unplanned downtime at our North American mines in the first quarter of 2015, additional costs of $2 million related to a settlement of a 2010 labor dispute and purchased salt used to supplement our production as a result of the more severe winter in the first quarter of 2014.  In addition, the effects of exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first quarter of 2015 unfavorably impacted salt gross profit by approximately $2 million compared to the exchange rates used in the first quarter of 2014.

The increase in plant nutrition segment gross profit of approximately $7 million in the first quarter of 2015 was principally due to higher average sales prices compared to the same period in the prior year. Both periods were impacted by higher per-unit production costs as we purchased and consumed KCl and other mineral feedstock to supplement production although costs in the first quarter of 2015 were elevated compared to the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2015 of $28.5 million increased $3.2 million, or 13% compared to $25.3 million for the same period in 2014, and increased to 7.3% from 6.0% as a percentage of sales. The increase in expense in the first quarter of 2015 is primarily related to higher costs in our plant nutrition segment due to the increased costs associated with the ongoing operation of our Compass Manitoba business which totaled approximately $3.5 million and higher expenses in corporate and other due to investment in information technology.  These increases were offset partially by lower professional expenses in both segments.

Interest Expense

Interest expense for the first quarter of 2015 of $5.4 million increased $1.0 million compared to $4.4 million for the same period in 2014.  This increase in interest expense is primarily due to the refinancing of our $100.0 million 8% senior notes with $250.0 million senior notes (“4.875% Senior Notes”) in June 2014.

Other Income, Net

Other income was $3.5 million for the first quarter of 2015 compared to income of $3.1 million in the first quarter of 2014.  Net foreign exchange gains increased from $2.7 million in the first quarter of 2014 to $3.3 million in the first quarter of 2015.

Income Tax Expense

Income tax expense for the first quarter of 2015 was $22.2 million, an increase of $6.7 million compared to $15.5 million for the same quarter of 2014 due to higher pretax income.  In addition, our effective rate is impacted by permanent tax deductions which have a less favorable impact as pretax income increases. Our effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, and interest expense recognition differences for book and tax purposes.

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

Cash and cash equivalents of $313.8 million as of March 31, 2015 increased $47.0 million over December 31, 2014.  We generated $122.4 million of operating cash flows in the first quarter of 2015.  We used a portion of those cash flows to fund capital expenditures of $41.7 million and to pay dividends on our common stock of $22.4 million.

As of March 31, 2015, we had $625.4 million of principal indebtedness consisting of $250.0 million 4.875% Senior Notes due 2024 and $375.4 million of borrowings outstanding under our credit agreement.  No amounts were outstanding under our $125 million revolving credit facility as of March 31, 2015. We had $6.4 million of outstanding letters of credit as of March 31, 2015, which reduced our revolving credit facility borrowing availability to $118.6 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our credit agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 4.875% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture.  Although we are in compliance with our debt covenants as of March 31, 2015, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 4.875% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of March 31, 2015, we had $74.8 million of cash and cash equivalents (in the consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries.  Due in large part to the seasonality of our deicing salt business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short-term working capital requirements by accessing our $125 million revolving credit facility.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

See Note 5 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.  See Note 7 to our Consolidated Financial Statements for a discussion regarding labor and litigation matters.

For the Three Months Ended March 31, 2015 and 2014

Net cash flows provided by operating activities for the three months ended March 31, 2015 were $122.4 million, a decrease of $38.3 million compared to $160.7 million for the first quarter of 2014. We had a reduction in working capital items of $34.3 million in the first quarter of 2015 compared to a reduction of $84.5 million in the first quarter 2014. These reductions provided a portion of our cash flows from operations, and reflect the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $41.7 million and $13.4 million for the three months ended March 31, 2015 and 2014, respectively, resulted from capital expenditures of $41.7 million and $25.0 million, respectively.  In addition, we received $8.7 million of insurance advances that were presented as investment activities during the first quarters of 2014 related to a tornado that struck our salt mine and salt mechanical evaporation plant in Goderich, Ontario in 2011.

Financing activities during the first quarter of 2015 used $21.1 million of cash flows, primarily to make $22.4 million of dividend payments and $0.9 million of debt payments.  During the first quarter of 2014, we used $19.2 million of cash flows, primarily to make $20.2 million of dividend payments and $0.9 million of debt payment.  Both periods were offset partially by proceeds received from stock option exercises.

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

	Three Months Ended March 31,
	2015	2014
Net earnings	$60.6	$50.2
Interest expense	5.4	4.4
Income tax expense	22.2	15.5
Depreciation, depletion and amortization	19.1	18.4
EBITDA	107.3	88.5
Adjustments to EBITDA:
Other income, net	(3.5)	(3.1)
Adjusted EBITDA	$103.8	$85.4
Our operating earnings were favorably impacted in the first quarter of 2014 and unfavorably impacted in the first quarter of 2015 by winter weather in the markets we serve.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  This new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  We do not expect that this guidance will have a material impact on our consolidated financial statements.

In August 2014, the FASB issued guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide disclosure in the footnotes under certain circumstances.  This guidance is effective for fiscal years ending after December 15, 2016 with early adoption permitted.  We do not expect that this guidance will have a material impact on our consolidated financial statements.

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

Effects of Currency Fluctuations

We conduct operations in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with British pounds sterling and Canadian dollars also being significant. Significant changes in the value of the Canadian dollar or British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition.

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

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing by entering into forward derivative instruments, and may take further actions to mitigate our exposure to interest rates and to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

From time to time, we are involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2015 with respect to legal proceedings other than the matter discussed below.

In December 2009, a surface salt storage dome which was under construction collapsed at the Company’s mine in Goderich, Ontario. The Company was involved in construction litigation and other contract claims with the contractor and engineering firm relating to the dome’s collapse.  Claims asserted against the Company totaled approximately $13 million.  The Company also counterclaimed for damages and withheld payment for some invoices. In the first quarter of 2015, the parties have agreed to settle this matter for a $4.2 million cash payment by the Company, most of which was for the payment of invoices.  As a result, the Company has recognized a gain of approximately $0.7 million in its consolidated financial statements.

Item 1A.	Risk Factors

For a discussion of the risk factors applicable to the Company, please refer to Part I, Item 1A. “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2014.  There have been no material changes to the Company’s risk factors as disclosed in such Form 10-K.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: April 28, 2015	/s/ FRANCIS J. MALECHA
Francis J. Malecha
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2015	/s/ MATTHEW J. FOULSTON
Matthew J. Foulston
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	2015 Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan
10.2*	Management Annual Incentive Compensation Plan Summary
10.3*	Current Form of Three-Year Performance Stock Unit Award Agreement (ROIC) Under 2005 Plan
10.4*	Current Form of Three-Year Performance Stock Unit Award Agreement (rTSR) Under 2005 Plan
10.5*	Current Form of Non-Qualified Stock Option Award Agreement Under 2005 Plan
10.6*	Current Form of Restricted Stock Unit Award Agreement Under 2005 Plan
10.7*	Rules, Policies and Procedures for Equity Awards Granted to Employees
10.8*	Offer Letter for Chief Financial Officer dated November 11, 2014 by and between Compass Minerals International, Inc. and Matthew Foulston
31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer
31.2*	Section 302 Certifications of Matthew J. Foulston, Chief Financial Officer
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer and Matthew J. Foulston, Chief Financial Officer
95*	Mine Safety Disclosures
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*	Filed herewith
**	Furnished herewith