Form 10-Q
period 2015-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2015-07-28
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes: ☐ No: ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at July 24, 2015 was 33,693,102 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited) June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$233.7	$266.8
Receivables, less allowance for doubtful accounts of $1.5 in 2015 and $1.4 in 2014	90.5	213.0
Inventories	224.3	199.0
Deferred income taxes, net	6.9	9.7
Other	15.6	14.2
Total current assets	571.0	702.7
Property, plant and equipment, net	736.5	700.9
Intangible assets, net	98.9	106.2
Goodwill	64.1	68.5
Other	59.8	58.9
Total assets	$1,530.3	$1,637.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	63.6	97.6
Accrued expenses	46.6	60.6
Accrued salaries and wages	19.3	24.4
Income taxes payable	0.8	44.4
Accrued interest	5.9	6.8
Total current liabilities	140.1	237.7
Long-term debt, net of current portion	620.6	622.5
Deferred income taxes, net	85.5	88.9
Other noncurrent liabilities	33.3	34.5
Commitments and contingencies (Note 7)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	88.1	82.5
Treasury stock, at cost — 1,674,680 shares at June 30, 2015 and 1,757,997 shares at December 31, 2014	(3.2)	(3.3)
Retained earnings	618.5	589.5
Accumulated other comprehensive loss	(53.0)	(15.5)
Total stockholders' equity	650.8	653.6
Total liabilities and stockholders' equity	$1,530.3	$1,637.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$183.7	$186.6	$576.7	$608.6
Shipping and handling cost	40.8	44.8	142.7	175.5
Product cost	92.3	104.3	270.2	303.3
Gross profit	50.6	37.5	163.8	129.8
Selling, general and administrative expenses	26.6	24.1	55.1	49.4
Operating earnings	24.0	13.4	108.7	80.4

Other (income) expense:
Interest expense	5.3	4.5	10.7	8.9
Other, net	(1.2)	7.1	(4.7)	4.0
Earnings before income taxes	19.9	1.8	102.7	67.5
Income tax expense	6.7	2.5	28.9	18.0
Net earnings (loss)	$13.2	$(0.7)	$73.8	$49.5

Basic net earnings (loss) per common share	$0.39	$(0.02)	$2.18	$1.47
Diluted net earnings (loss) per common share	$0.39	$(0.02)	$2.18	$1.47

Weighted-average common shares outstanding (in thousands):
Basic	33,682	33,549	33,654	33,526
Diluted	33,701	33,549	33,675	33,546

Cash dividends per share	$0.66	$0.60	$1.32	$1.20

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings (loss)	$13.2	$(0.7)	$73.8	$49.5
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) and $(0.2) in the three and six months ended June 30, 2015, respectively, and $(0.1) and $(0.2) in the three and six months ended June 30, 2014, respectively	0.3	0.3	0.6	0.6
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.3) and $(0.4) in the three and six months ended June 30, 2015, respectively, and $0.1 and $(0.1) in the three and six months ended June 30, 2014, respectively	0.5	(0.1)	0.5	0.1
Cumulative translation adjustment	11.2	18.9	(38.6)	3.4
Comprehensive income	$25.2	$18.4	$36.3	$53.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the six months ended June 30, 2015
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2014	$0.4	$82.5	$(3.3)	$589.5	$(15.5)	$653.6
Dividends on common stock/equity awards		0.2		(44.8)		(44.6)
Stock options exercised		2.0	0.1			2.1
Income tax benefit from equity awards		0.1				0.1
Stock-based compensation		3.3				3.3
Comprehensive income (loss)				73.8	(37.5)	36.3
Balance, June 30, 2015	$0.4	$88.1	$(3.2)	$618.5	$(53.0)	$650.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$73.8	$49.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	38.2	37.2
Finance fee amortization	0.6	0.6
Early extinguishment of debt	-	6.9
Stock-based compensation	3.3	2.7
Deferred income taxes	2.7	2.3
Other, net	2.0	(0.8)
Insurance advances for operating purposes, Goderich tornado	-	5.0
Changes in operating assets and liabilities, net of acquisition:
Receivables	118.8	107.9
Inventories	(29.3)	22.8
Other assets	(5.9)	(12.7)
Accounts payable and accrued expenses	(92.5)	(60.4)
Other liabilities	0.5	0.8
Net cash provided by operating activities	112.2	161.8
Cash flows from investing activities:
Capital expenditures	(89.8)	(49.0)
Acquisition of business	-	(86.1)
Insurance advances for investment purposes, Goderich tornado	-	8.7
Other, net	(0.5)	3.1
Net cash used in investing activities	(90.3)	(123.3)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	250.0
Principal payments on long-term debt	(1.9)	(100.4)
Premium and other payments to refinance debt	-	(5.5)
Deferred financing costs	-	(3.1)
Dividends paid	(44.6)	(40.4)
Proceeds received from stock option exercises	2.1	4.4
Excess tax benefit (deficiency) from equity compensation awards	0.1	(0.3)
Net cash provided by (used in) financing activities	(44.3)	104.7
Effect of exchange rate changes on cash and cash equivalents	(10.7)	1.2
Net change in cash and cash equivalents	(33.1)	144.4
Cash and cash equivalents, beginning of the year	266.8	159.6
Cash and cash equivalents, end of period	$233.7	$304.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.9	$8.6
Income taxes paid, net of refunds	$73.4	$28.5

In connection with the acquisition of Wolf Trax Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired	$98.7
Cash paid during the second quarter of 2014	(86.1)
Liabilities assumed	$12.6

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

Recent Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance about whether fees paid by customers in cloud computing arrangements include a software license.  If a cloud computing arrangement includes a software license, a customer should account for the software license element in a manner consistent with previously issued guidance for software licenses.  If the arrangement does not include a software license, a customer should account for the arrangement as a service contract.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  An entity can adopt the guidance prospectively or retrospectively and early adoption is permitted.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  This new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

2.	Inventories:

Inventories consist of the following (in millions):

	June 30, 2015	December 31, 2014
Finished goods	$169.5	$148.5
Raw materials and supplies	54.8	50.5
Total inventories	$224.3	$199.0

3.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	June 30, 2015	December 31, 2014
Land, buildings and structures and leasehold improvements	$351.9	$352.2
Machinery and equipment	690.5	669.1
Office furniture and equipment	19.4	17.5
Mineral interests	175.9	179.6
Construction in progress	141.0	108.9
	1,378.7	1,327.3
Less accumulated depreciation and depletion	(642.2)	(626.4)
Property, plant and equipment, net	$736.5	$700.9

4.	Goodwill and Intangible Assets, Net:

The estimated lives of the Company’s intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	5 years
Lease rights	25 years
Customer and distributor relationships	5-10 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	Indefinite
Water rights	Indefinite

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $1.2 million and $1.3 million in the second quarters of 2015 and 2014, respectively, and $2.3 million and $1.8 million in the first six months of 2015 and 2014, respectively.

The Company has goodwill of $64.1 million and $68.5 million as of June 30, 2015 and December 31, 2014, in its consolidated balance sheets.  Approximately $57.6 million and $62.0 million of the amounts recorded for goodwill as of June 30, 2015 and December 31, 2014, respectively, were recorded in the Company’s plant nutrition segment and the remaining amounts in both periods were immaterial and recorded in its corporate and other and salt segment.  The change in goodwill from December 31, 2014 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

At both June 30, 2015 and December 31, 2014, the Company had approximately $3.8 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date.  In addition, the Company had $6.1 million and $2.3 million as of June 30, 2015 and December 31, 2014, respectively, of gross foreign federal NOL carryforwards which expire in 2033 and $0.7 million and $0.3 million as of June 30, 2015 and December 31, 2014, respectively, of tax-effected state NOL carryforwards which expire in 2033. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2009.  The reassessments are a result of ongoing audits and total approximately $85 million, including interest through June 30, 2015.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that it will post collateral in the form of a $53 million performance bond.  The Company has paid approximately $30 million (most of which is recorded in other assets in the consolidated balance sheets) with the remaining balance to be paid after 2015.  The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through June 30, 2015, related to this matter is approximately $94 million.  The Company has agreed to post collateral in the form of an approximately $19 million performance bond and $39 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation.

The Company received Canadian income tax reassessments for years 2007-2008.  The total amount of the reassessments, including penalties and interest through June 30, 2015, related to this matter is approximately $32 million.  The Company does not agree with these adjustments and has filed for assistance from the tax jurisdictions for relief from the impact of double taxation as available in the tax treaty between the U.S. and Canada.  The Company has filed protective Notices of Objection and has agreed to post collateral of an approximately $10 million performance bond and $11 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation.  Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor.  As of June 30, 2015, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

6.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2015	December 31, 2014
Term Loan due May 2017	$374.5	$376.4
Revolving Credit Facility due August 2017	-	-
4.875% Senior Notes due July 2024	250.0	250.0
	624.5	626.4
Less current portion	(3.9)	(3.9)
Long-term debt	$620.6	$622.5

The term loan and revolving credit facility are secured by substantially all existing and future assets of the Company’s subsidiaries.

7.	Commitments and Contingencies:

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

The Company broadened its portfolio of specialty plant nutrient products with the acquisition of Wolf Trax Inc. (renamed Compass Minerals Manitoba, Inc. or “Compass Manitoba”) in the second quarter of 2014.  This acquisition expands the Company’s portfolio of specialty crop nutrient products and further differentiates it from commodity fertilizers.  The results of operations and financial position for Compass Manitoba have been included in the Company’s plant nutrition segment from the date of the acquisition.  Segment information is as follows (in millions):

	Three Months Ended June 30, 2015
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$116.3	$64.1	$3.3	$183.7
Intersegment sales	0.1	2.8	(2.9)	-
Shipping and handling cost	35.1	5.7	-	40.8
Operating earnings (loss)	21.1	16.8	(13.9)	24.0
Depreciation, depletion and amortization	10.9	7.1	1.1	19.1
Total assets (as of end of period)	905.6	563.0	61.7	1,530.3

	Three Months Ended June 30, 2014
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$118.7	$65.6	$2.3	$186.6
Intersegment sales	0.2	2.7	(2.9)	-
Shipping and handling cost	37.0	7.8	-	44.8
Operating earnings (loss)	6.8	17.9	(11.3)	13.4
Depreciation, depletion and amortization	10.7	6.9	1.2	18.8
Total assets (as of end of period)	955.4	517.7	68.1	1,541.2

	Six Months Ended June 30, 2015
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$433.0	$137.7	$6.0	$576.7
Intersegment sales	0.1	3.5	(3.6)	-
Shipping and handling cost	129.6	13.1	-	142.7
Operating earnings (loss)	98.1	37.6	(27.0)	108.7
Depreciation, depletion and amortization	21.8	14.1	2.3	38.2

	Six Months Ended June 30, 2014
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$471.9	$131.7	$5.0	$608.6
Intersegment sales	0.4	3.2	(3.6)	-
Shipping and handling cost	160.1	15.4	-	175.5
Operating earnings (loss)	70.3	34.2	(24.1)	80.4
Depreciation, depletion and amortization	22.1	12.9	2.2	37.2

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

In the first six months of 2015, the Company granted 120,956 stock options, 19,492 restricted stock units (“RSUs”) and 35,584 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.  In May 2015, the Company’s shareholders approved the 2015 Incentive Award Plan, which authorizes the issuance of 3,000,000 shares.  Since the date the 2015 Incentive Award Plan was approved, the Company ceased issuing shares under the 2005 Incentive Award Plan.

The PSUs granted in the first six months of 2015 have a three-year performance period beginning in 2015 and ending in 2017 and earn between 0% and 150% based upon the attainment of certain performance conditions.  The Company granted two types of PSUs in the first six months of 2015.  The total shareholder return PSU (“TSR PSU”) is earned by determining the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index over the three-year performance period.  The return on invested capital PSU (“ROIC PSU”) is earned by averaging the Company’s annual return on invested capital over the three-year performance period.  The performance units will vest three years after the grant date.  The PSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock from the grant date through the vest date for PSUs earned.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first six months of 2015 is included in the table below. The weighted-average grant date fair value of these options was $14.78.

Range
Fair value of options granted	$ 14.22 - $15.09
Exercise price	$ 91.75 - $93.26
Expected term (years)	4.5-5
Expected volatility	24.7% - 25. 0%
Dividend yield	3.1%
Risk-free rate of return	1.3% - 1.6%

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

During the six months ended June 30, 2015, the Company reissued 29,053 shares of treasury stock related to the exercise of stock options, 15,952 shares related to the release of RSUs which vested, 10,454 shares related to the release of PSUs which vested and 27,858 shares related to stock payments.  The Company recognized a tax benefit of $0.1 million from its equity compensation awards as an increase to additional paid-in capital during the first six months of 2015. During the first six months of 2015 and 2014, the Company recorded $3.3 million and $2.7 million, respectively, of compensation expense pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2015.

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value

Outstanding at December 31, 2014	278,429	$79.23	88,532	$76.58	59,627	$88.69
Granted	120,956	91.76	19,492	91.76	35,584	100.49
Exercised (b)	(29,053)	73.14	-	-	-	-
Released from restriction (b)	-	-	(15,952)	71.69	(10,454)	74.49
Cancelled/Expired	(4,848)	83.45	(1,109)	79.63	(5,375)	77.90
Outstanding at June 30, 2015	365,484	$83.77	90,963	$80.66	79,382	$96.58

(a)	Until they vest, PSUs are included in the table at the 100% attainment level at their grant date and at that level represent one share per unit. The final performance period for the 2012 PSU grant was completed in 2014. The Company issued 10,454 shares and cancelled 4,443 PSUs due to performance in the first quarter of 2015 related to the 2012 PSU grant.
(b)	Common stock issued for exercised options and RSUs and PSUs released from restriction was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) as of and for the three and six months ended June 30, 2015 and 2014 are as follows (in millions):

Three Months Ended June 30, 2015 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(2.0)	$(8.7)	$(54.3)	$(65.0)

Other comprehensive income before reclassifications (b)	0.1	-	11.2	11.3
Amounts reclassified from accumulated other comprehensive loss	0.4	0.3	-	0.7
Net current period other comprehensive income	0.5	0.3	11.2	12.0

Ending balance	$(1.5)	$(8.4)	$(43.1)	$(53.0)

Three Months Ended June 30, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.5	$(9.0)	$28.0	$19.5

Other comprehensive income before reclassifications (b)	0.1	-	18.9	19.0
Amounts reclassified from accumulated other comprehensive income	(0.2)	0.3	-	0.1
Net current period other comprehensive income (loss)	(0.1)	0.3	18.9	19.1

Ending balance	$0.4	$(8.7)	$46.9	$38.6

Six Months Ended June 30, 2015 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(2.0)	$(9.0)	$(4.5)	$(15.5)

Other comprehensive loss before reclassifications (b)	(0.6)	-	(38.6)	(39.2)
Amounts reclassified from accumulated other comprehensive loss	1.1	0.6	-	1.7
Net current period other comprehensive income (loss)	0.5	0.6	(38.6)	(37.5)

Ending balance	$(1.5)	$(8.4)	$(43.1)	$(53.0)

Six Months Ended June 30, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.3)	$43.5	$34.5

Other comprehensive income before reclassifications (b)	0.7	-	3.4	4.1
Amounts reclassified from accumulated other comprehensive income	(0.6)	0.6	-	-
Net current period other comprehensive income	0.1	0.6	3.4	4.1

Ending balance	$0.4	$(8.7)	$46.9	$38.6

(a)	With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table above are reflected net of applicable income taxes.
(b)	The Company recorded foreign exchange (gains) losses of approximately $(2.7) million and $14.6 million in the three months and six months ended June 30, 2015, respectively, and $0.4 million and $8.7 million in the three and six months ended June 30, 2014, respectively, in accumulated other comprehensive income (loss) related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to (income) expense for the three and six months ended June 30, 2015 and 2014 are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Line Item Impacted in the Consolidated Statement of Operations

Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.6	$1.7	Product cost
	(0.2)	(0.6)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.4	1.1

Amortization of defined benefit pension:
Amortization of loss	$0.3	$0.7	Product cost
	-	(0.1)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.6

Total reclassifications, net of income taxes	$0.7	$1.7

	Amount Reclassified from AOCI
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(0.3)	$(0.9)	Product cost
	0.1	0.3	Income tax expense (benefit)
Reclassifications, net of income taxes	(0.2)	(0.6)

Amortization of defined benefit pension:
Amortization of loss	$0.4	$0.8	Product cost
	(0.1)	(0.2)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.6

Total reclassifications, net of income taxes	$0.1	$-

10.	Derivative Financial Instruments:

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

Cash Flow Hedges

As of June 30, 2015, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of June 30, 2015 and December 31, 2014 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations (see Note 9). For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.  Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of June 30, 2015, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2016.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2015 and December 31, 2014, the Company had agreements in place to hedge forecasted natural gas purchases of 2.2 million and 3.4 million MMBtus, respectively.

As of June 30, 2015, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months approximately $1.8 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of June 30, 2015 and December 31, 2014, (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a) (b)	Balance Sheet Location	June 30, 2015	Balance Sheet Location	June 30, 2015

Commodity contracts	Other current assets	$-	Accrued expenses	$1.8
Commodity contracts	Other assets	-	Other noncurrent liabilities	0.6
Total derivatives designated as hedging instruments		$-		$2.4

(a)	As of June 30, 2015, the Company has commodity hedge agreements with four counterparties. Three of the counterparties are in payable positions.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets immaterial amounts that are in receivable and payable positions with larger amounts that are in payable and receivable positions, respectively.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a) (b)	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014

Commodity contracts	Other current assets	$0.1	Accrued expenses	$2.5
Commodity contracts	Other assets	-	Other noncurrent liabilities	1.0
Total derivatives designated as hedging instruments		$0.1		$3.5

(a)	The Company has commodity hedge agreements with four counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to all counterparties. The amount recorded as an asset is due from two counterparties.
(b)	The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets approximately $0.1 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

11.	Fair Value Measurements:

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

	June 30, 2015	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$2.0	$2.0	$-	$-
Total Assets	$2.0	$2.0	$-	$-
Liability Class:
Liabilities related to non-qualified retirement plan	$(2.0)	$(2.0)	$-	$-
Derivatives – natural gas instruments	(2.4)	-	(2.4)	-
Total Liabilities	$(4.4)	$(2.0)	$(2.4)	$-

(a)	Includes mutual fund investments of approximately 20% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in international companies, approximately 5% in bond funds, approximately 25% in short-term investments and approximately 40% in blended funds.

	December 31, 2014	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$-	$-
Total Assets	$1.9	$1.9	$-	$-
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$-	$-
Derivatives – natural gas instruments	(3.4)	-	(3.4)	-
Total Liabilities	$(5.3)	$(1.9)	$(3.4)	$-

(a)	Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in bond funds, approximately 35% in short-term investments and approximately 40% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.0 million and $1.9 million as of June 30, 2015 and December 31, 2014, respectively, are stated at fair value based on quoted market prices.  As of June 30, 2015, the estimated amount a third-party would pay for the fixed-rate 4.875% senior notes due 2024, based on available trading information, totaled $247.5 million (level 2) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at June 30, 2015 for the amounts outstanding under the credit agreement, based upon available bid information received from the Company’s lender, totaled $370.8 million (level 2) compared with the aggregate principal balance of $374.5 million.

12.	Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Net earnings (loss)	$13.2	$(0.7)	$73.8	$49.5
Less: net earnings allocated to participating securities (a)	(0.2)	(0.0)	(0.5)	(0.3)
Net earnings (loss) available to common shareholders	$13.0	$(0.7)	$73.3	$49.2

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,682	33,549	33,654	33,526
Weighted-average awards outstanding (b)	19	-	21	20
Shares for diluted earnings per share	33,701	33,549	33,675	33,546
Net earnings (loss) per common share, basic	$0.39	$(0.02)	$2.18	$1.47
Net earnings (loss) per common share, diluted	$0.39	$(0.02)	$2.18	$1.47

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Weighted participating securities included 192,000 and 204,000 for the three and six months ended June 30, 2015, respectively, and 213,000 and 216,000 for the three and six months ended June 30, 2014, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares.  In addition, the Company had 463,000 and 413,000 weighted-awards outstanding for the three and six months ended June 30, 2015, respectively, and 523,000 and 402,000 for the three and six months ended June 30, 2014, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

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

We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data. Weather affects our highway and consumer and industrial deicing salt sales volumes and resulting gross profit. In our assessment, the winter weather in the markets we serve was near average in the 2014-2015 winter season as the fourth quarter of 2014 was below average and the first quarter of 2015 was above average.  However, the timing of the sales during the winter season was inconsistent with typical sales patterns creating a favorable impact in the fourth quarter of 2014 with an off-setting negative impact in sales and earnings in the first quarter of 2015.  In our assessment, the effect of winter weather in the markets we serve was above average in the first quarter of 2014.  Due the severe 2013-2014 winter season, we purchased imported salt in the second half of 2014 and into 2015 in order to serve greater customer demand. These purchases favorably impacted our gross profit but unfavorably impacted our per-unit production costs.  In addition, unplanned downtime at our North American mines in the first quarter of 2015 unfavorably impacted our production costs. The more severe winter weather in the first quarter of 2014 favorably impacted our sales and our operating earnings and depleted inventories in the market compared to the first quarter of 2015.  The depleted inventories in 2014 strained the adequate supply for deicing products and resulted in higher contract highway deicing prices during the 2014-2015 winter season.  For the upcoming 2015-2016 winter season, we expect lower contract highway deicing prices compared to the prior year as a result of the near average 2014-2015 winter season in the markets we serve.  However, we expect contracted volumes for our highway deicing business to increase for the upcoming bid season.

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

In April 2014, we completed the acquisition of Wolf Trax Inc., a privately-held Canadian corporation (renamed Compass Minerals Manitoba Inc. (“Compass Manitoba”)) for $95.5 million Canadian dollars (approximately $86.5 million U.S. dollars at the closing date) in cash after customary post-closing adjustments. The acquisition enhanced our position as a key resource for premium plant nutrition products by adding innovative crop nutrient products based upon proprietary and patented technologies.

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

General

We contract bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs compared to alternative methods of distribution. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Fuel prices declined in the latter half of 2014 and declined further in the first six months of 2015.  However, portions of the transportation industry have been impacted by supply constraints, particularly the trucking and rail sectors, which have increased costs in 2015 in some of our service regions.  Future period shipping and handling per-unit costs will continue to be influenced by oil-based fuel costs and transportation supply constraints.

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

The consolidated financial statements have been prepared to present the historical financial condition and results of operations and cash flows for the Company which include our salt segment, plant nutrition segment, our records management business and unallocated corporate activities.  The results of operations for Compass Manitoba have been included in our plant nutrition segment results from the date of acquisition. The results of operations of the records management business and other incidental revenues include sales of $3.3 million and $2.3 million and $6.0 million and $5.0 million for the three and six months ended June 30, 2015 and 2014, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Salt Sales (in millions)
Salt sales	$116.3	$118.7	$433.0	$471.9
Less: salt shipping and handling	35.1	37.0	129.6	160.1
Salt product sales	$81.2	$81.7	$303.4	$311.8

Salt Sales Volumes (thousands of tons)
Highway deicing	1,011	990	4,858	5,732
Consumer and industrial	466	557	973	1,211
Total tons sold	1,477	1,547	5,831	6,943

Average Salt Sales Price (per ton)
Highway deicing	$51.28	$44.93	$60.55	$52.23
Consumer and industrial	138.19	133.27	142.66	142.46
Combined	78.72	76.73	74.26	67.97

Plant Nutrition Sales (in millions)
Plant nutrition sales	$64.1	$65.6	$137.7	$131.7
Less: Plant nutrition shipping and handling	5.7	7.8	13.1	15.4
Plant Nutrition product sales	$58.4	$57.8	$124.6	$116.3

Plant Nutrition Sales Volumes (thousands of tons)	85	98	182	205
Plant Nutrition Average Price (per ton)	$756	$670	$757	$641

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Sales

Sales for the second quarter of 2015 of $183.7 million decreased $2.9 million, or 2% compared to $186.6 million for the same quarter of 2014. Sales primarily include revenues from the sale of our salt and plant nutrition products, or “product sales,” as well as revenues from our records management business, and shipping and handling costs incurred to deliver salt and plant nutrition products to our customers.  Shipping and handling costs decreased $4.0 million from $44.8 million in the second quarter of 2014 to $40.8 million in the second quarter of 2015 due primarily to lower salt and plant nutrition sales volumes in the second quarter of 2015 compared to same period of 2014 and lower per-unit plant nutrition shipping and handling costs for the second quarter of 2015.

Product sales for the second quarter of 2015 of $139.6 million were essentially flat with the same period of 2014, principally reflecting higher plant nutrition segment product sales offset by lower salt segment product sales.

Salt product sales for the second quarter of 2015 of $81.2 million decreased $0.5 million, or 1% compared to $81.7 million for the same period in 2014.  Salt sales volumes in the quarter decreased by 70,000 tons from 2014 levels principally due to lower sales volumes for consumer and industrial products, which were offset partially by higher highway sales volumes.  The decline in salt sales volumes contributed approximately $7 million to the decrease in salt product sales.  In addition, the exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the second quarter of 2015 unfavorably impacted salt product sales by approximately $3 million compared to the exchange rates used in the second quarter of 2014.  The decrease in salt product sales was essentially offset by an increase in average salt selling prices during the second quarter of 2015 compared to the same period in the prior year.

Plant nutrition product sales for the second quarter of 2014 of $58.4 million increased $0.6 million, or 1% compared to $57.8 million for the same period in 2014.  This increase was due primarily to an increase in our average per-ton market price of approximately 13% during the second quarter of 2015 compared to the same period in 2014.  Average selling prices realized increased from $670 per ton in the second quarter of 2014 to $756 per ton in the second quarter of 2015. The average selling price for plant nutrition products benefited from higher market prices for SOP products in the second quarter of 2015 compared to the same period in the prior year.  This increase was substantially offset by a decrease in sales volumes of 13,000 tons (13%) in the second quarter of 2015 compared to the prior year.

Gross Profit

Gross profit for the second quarter of 2015 of $50.6 million increased $13.1 million, or 35% compared to $37.5 million in the second quarter of 2014 due to an increase in the gross profit in the salt segment. The gross profit for the salt segment increased by approximately $13 million due primarily to higher average selling prices for highway deicing and consumer and industrial products and the favorable impact of product mix on gross profit.  Salt per-unit costs were unfavorably impacted by imported purchased salt used to supplement our 2015 production as a result of the more severe 2013-2014 winter season.  As a percent of total sales, 2015 gross margin increased by eight percentage points, from 20% in the second quarter of 2014 to 28% in the second quarter of 2015.

The plant nutrition segment gross profit in the second quarter of 2015 was essentially flat with the prior year.  Plant nutrition gross profit was favorably impacted by the increase in average selling prices during the second quarter of 2015 compared to the prior year.  This increase was offset by a 13% decline in plant nutrition sales volumes.  In addition, both periods were impacted by higher per-unit production costs as we purchased and consumed KCl and other mineral feedstock to supplement production although costs in the second quarter of 2015 were elevated compared to the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2015 of $26.6 million increased $2.5 million compared to $24.1 million for the same period of 2014 and increased from 12.9% to 14.5% as a percentage of sales.  The increase in expense is principally due to higher variable compensation primarily in corporate and other.

Interest Expense

Interest expense for the second quarter of 2015 of $5.3 million increased $0.8 million compared to $4.5 million for the same period in 2014.  This increase in interest expense is primarily due to the refinancing of our $100.0 million 8% senior notes (“8% Senior Notes”) with $250.0 million senior notes (“4.875% Senior Notes”) in June 2014.

Other (Income) Expense, Net

Other income was $1.2 million for the second quarter of 2015 and other expense was $7.1 million for the second quarter of 2014.  The second quarter of 2014 includes a $6.9 million charge related to the refinancing of our 8% Senior Notes in June 2014, comprised of call premiums of $4.0 million, the write-off of existing deferred financing fees of $1.4 million and the write-off of the $1.5 million original issue discount on our 8% Senior Notes.  Net foreign exchange gains were $0.7 million in the second quarter of 2015 and foreign exchange losses were $0.4 million in the second quarter of 2014.

Income Tax Expense

Income tax expense for the second quarter of 2015 was $6.7 million as compared to $2.5 million for the second quarter of 2014.  Our effective tax rate for the three months ended June 30, 2015 decreased from the prior year due to the impact that discrete tax items had on the nominal amount of pretax income in the second quarter of 2014 as well as refinements made in the second quarter of 2014 related to the expected full-year effective tax rate. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Sales

Sales for the six months ended June 30, 2015 of $576.7 million decreased $31.9 million, or 5% compared to $608.6 million for the six months ended June 30, 2014.  Shipping and handling costs were $142.7 million during the first six months of 2015, a decrease of $32.8 million compared to $175.5 million for the same period in 2014.  The decrease in shipping and handling costs is primarily due to lower salt and plant nutrition sales volumes and lower per-unit shipping and handling costs in the first six months of 2015 compared to the same period of 2014.

Product sales for the first six months of 2015 of $428.0 million were essentially flat with the same period of 2014, reflecting higher product sales in the plant nutrition segment and lower salt segment sales.

Salt product sales of $303.4 million for the six months ended June 30, 2015 decreased $8.4 million or 3% compared to $311.8 million in the same period of 2014.  The decrease in the first six months of 2015 was due primarily to lower salt sales volumes, which contributed approximately $55 million to the decrease in salt product sales.  Salt sales volumes in the first six months of 2015 decreased by 1.1 million tons from 2014 levels due to lower highway and consumer deicing sales volumes. The winter weather experienced in the first quarter of 2014 was more severe in the markets we serve in North America compared to the winter weather experienced in the first quarter of 2015. In addition, the exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first six months of 2015 unfavorably impacted salt product sales by approximately $10 million compared to the exchange rates used in the first six months of 2014.  The decrease in salt product sales was offset partially by an increase in highway salt deicing average selling prices which favorably impacted salt product sales by approximately $57 million due primarily to higher contract sales prices compared to the prior year.

Plant nutrition product sales during the first six months of 2015 of $124.6 million increased $8.3 million, or 7% compared to $116.3 million for the same period in 2014.  The increase in plant nutrition product sales was due to an 18% increase in average selling price realized during the first six months of 2015 compared to the same period in the prior year, which was offset partially by an 11% decrease in sales volumes.  The average selling price for plant nutrition products benefited from higher market prices for SOP products in the first six months of 2015 compared to the first six months of 2014.

Gross Profit

Gross profit for the first six months of 2015 of $163.8 million increased $34.0 million, or 26% compared to $129.8 million in the same period of 2014.  As a percent of sales, gross margin increased by seven percentage points, from 21% in the first six months of 2014 to 28% in the first six months of 2015.  The gross profit for the salt segment increased by approximately $26 million due primarily to higher average selling prices for highway deicing products, which was offset partially by lower salt sales volumes. Salt per-unit costs were unfavorably impacted by unplanned downtime at our North American mines in the first quarter of 2015, additional costs of $2 million in the first quarter of 2015 related to a 2010 labor dispute and imported purchased salt used to supplement our 2015 production as a result of the more severe 2013-2014 winter season.  In addition, the effects of exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first six months of 2015 unfavorably impacted salt gross profit by approximately $3 million compared to the exchange rates used in the first six months of 2014.

The increase in plant nutrition segment gross profit of approximately $6 million in the first six months of 2015 was principally due to higher average sales prices realized compared to the same period in the prior year, which was offset partially by lower plant nutrition sales volumes.  Both periods were impacted by higher per-unit production costs as we purchased and consumed KCl and other mineral feedstock to supplement production although costs in the first six months of 2015 were higher than the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first six months of 2015 of $55.1 million increased $5.7 million compared to $49.4 million for the same period of 2014 and increased to 9.6% from 8.1% as a percentage of sales.  The increase in expense is primarily related to higher costs in our plant nutrition segment due to the increased costs associated with the ongoing operation of Wolf Trax Inc. which was acquired in April 2014.  In addition, selling, general and administrative expenses were higher in corporate and other due to higher professional expenses, variable compensation and information technology costs.

Interest Expense

Interest expense for the first six months of 2015 of $10.7 million increased $1.8 million compared to $8.9 million for the same period in 2014.  This increase in interest expense is primarily due to the refinancing of our $100.0 million 8% Senior Notes with $250.0 million 4.875% Senior Notes in June 2014.

Other (Income) Expense, Net

Other income was $4.7 million for the first six months of 2015 and other expense was $4.0 million in the first six months of 2014.  The second quarter of 2014 includes a $6.9 million charge related to the refinancing of our 8% Senior Notes in June 2014, comprised of call premiums of $4.0 million, the write-off of existing deferred financing fees of $1.4 million and the $1.5 million write-off of the original issue discount on our 8% Senior Notes.  Foreign exchange gains increased from $2.3 million in the first six months of 2014 to $4.1 million in the first six months of 2015.

Income Tax Expense

Income tax expense of $28.9 million for the six months ended June 30, 2015 increased $10.9 million from $18.0 million for the same period in 2014 reflecting an increase in pretax income in 2015.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Liquidity and Capital Resources

Historically, we have used cash generated from operations to meet our working capital needs, to fund capital expenditures, to pay dividends and to repay our debt. Principally due to the nature of our deicing business, our cash flows from operations are seasonal, with the majority of our cash flows from operations generated during the first half of the calendar year.  When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our $125 million revolving credit facility.  We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control.

Cash and cash equivalents of $233.7 million as of June 30, 2015 decreased $33.1 million over December 31, 2014.  We generated $112.2 million of operating cash flows in the first six months of 2015.  We used cash on hand and cash flows from operations to fund capital expenditures of $89.8 million and to pay dividends on our common stock of $44.6 million.

As of June 30, 2015, we had $624.5 million of principal indebtedness consisting of $250.0 million 4.875% Senior Notes due 2024 and $374.5 million of borrowings outstanding under our credit agreement.  No amounts were outstanding under our $125 million revolving credit facility as of June 30, 2015. We had $6.4 million of outstanding letters of credit as of June 30, 2015, which reduced our revolving credit facility borrowing availability to $118.6 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our credit agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 4.875% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture.  Although we are in compliance with our debt covenants as of June 30, 2015, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 4.875% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of June 30, 2015, we had $149.7 million of cash and cash equivalents (in the consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries.  Due in large part to the seasonality of our deicing salt business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short-term working capital requirements by accessing our $125 million revolving credit facility.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

For the Six Months Ended June 30, 2015 and 2014

Net cash flows provided by operating activities for the six months ended June 30, 2015 were $112.2 million, a decrease of $49.6 million compared to $161.8 million for the first six months of 2014. We had an increase in working capital items of $8.9 million in the first six months of 2015 compared to a reduction of $57.6 million in the first six months of 2014. The reduction of working capital items provided a portion of our cash flows from operations in the first six months of 2014, and reflect the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used by investing activities of $90.3 million and $123.3 million for the six months ended June 30, 2015 and 2014, respectively, resulted from capital expenditures of $89.8 million and $49.0 million, respectively.  Our capital expenditures in 2015 include multi-year projects to refurbish and expand our Ogden, Utah plant and a shaft relining project at our Goderich, Ontario mine.  The remaining capital expenditures were primarily for routine replacements. In April 2014, we acquired Wolf Trax Inc. for $95 million Canadian dollars ($86.1 million U.S. dollars on the closing date, and subject to customary post-closing adjustments).  In addition, we received $8.7 million of insurance advances that were presented as investment activities during the first six months of 2014.

Financing activities during the first six months of 2015 used $44.3 million of cash flows to make dividend payments of $44.6 million and debt payments of $1.9 million.  During the first six months of 2014, financing activities were a source of cash flows of $104.7 million, primarily as a result of the refinancing of our $100.0 million 8% Senior Notes with $250.0 million 4.875% Senior Notes.  We also paid dividends of $40.4 million in the first six months of 2014.  Both periods included proceeds received from stock option exercises.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net earnings (loss)	$13.2	$(0.7)	$73.8	$49.5
Interest expense	5.3	4.5	10.7	8.9
Income tax expense	6.7	2.5	28.9	18.0
Depreciation, depletion and amortization	19.1	18.8	38.2	37.2
EBITDA	44.3	25.1	151.6	113.6
Adjustments to EBITDA:
Other (income) expense, net	(1.2)	7.1	(4.7)	4.0
Adjusted EBITDA	$43.1	$32.2	$146.9	$117.6

Our operating earnings were favorably impacted in the first quarter of 2014 and unfavorably impacted in the first quarter of 2015 by winter weather in the markets we serve.

Recent Accounting Pronouncements

In April 2015, the FASB issued guidance about whether fees paid by customers in cloud computing arrangements include a software license.  If a cloud computing arrangement includes a software license, a customer should account for the software license element in a manner consistent with previously issued guidance for software licenses.  If the arrangement does not include a software license, a customer should account for the arrangement as a service contract.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  An entity can adopt the guidance prospectively or retrospectively and early adoption is permitted.  We do not expect that this guidance will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  This new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  We do not expect that this guidance will have a material impact on our consolidated financial statements.

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

Effects of Currency Fluctuations

We conduct operations in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with British pounds sterling and Canadian dollars also being significant. Significant changes in the value of the Canadian dollar or British pound sterling relative to the U.S. dollar could have a material effect on our financial condition.

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

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

From time to time, we are involved in various routine legal proceedings. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations. There have been no material developments during 2015 with respect to legal proceedings.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: July 28, 2015	/s/ FRANCIS J. MALECHA
Francis J. Malecha
President and Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2015	/s/ MATTHEW J. FOULSTON
Matthew J. Foulston
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Compass Minerals International, Inc. 2015 Equity Incentive Plan (incorporated herein by reference to Appendix A to Compass Minerals International Inc.’s Proxy Statement filed on March 26, 2015)

10.2*	2015 Independent Director Deferred Award Agreement

10.3*	2015 Independent Foreign Director Deferred Award Agreement

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer

31.2*	Section 302 Certifications of Matthew J. Foulston, Chief Financial Officer

32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer and Matthew J. Foulston, Chief Financial Officer

95*	Mine Safety Disclosures

101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*	Filed herewith
**	Furnished herewith