Form 10-Q
period 2015-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2015-10-28
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, at October 23, 2015 was 33,701,533 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$119.1	$266.8
Receivables, less allowance for doubtful accounts of $1.4 in 2015 and 2014	138.1	213.0
Inventories	268.7	199.0
Deferred income taxes, net	8.4	9.7
Other	19.9	14.2
Total current assets	554.2	702.7
Property, plant and equipment, net	762.9	700.9
Intangible assets, net	93.6	106.2
Goodwill	60.0	68.5
Other	58.0	58.9
Total assets	$1,528.7	$1,637.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$3.9	$3.9
Accounts payable	77.9	97.6
Accrued expenses	65.8	60.6
Accrued salaries and wages	19.9	24.4
Income taxes payable	5.5	44.4
Accrued interest	3.0	6.8
Total current liabilities	176.0	237.7
Long-term debt, net of current portion	619.6	622.5
Deferred income taxes, net	81.7	88.9
Other noncurrent liabilities	31.4	34.5
Commitments and contingencies (Note 8)
Stockholders' equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	89.9	82.5
Treasury stock, at cost — 1,669,346 shares at September 30, 2015 and 1,757,997 shares at December 31, 2014	(3.2)	(3.3)
Retained earnings	623.1	589.5
Accumulated other comprehensive loss	(90.2)	(15.5)
Total stockholders' equity	620.0	653.6
Total liabilities and stockholders' equity	$1,528.7	$1,637.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$232.7	$240.5	$809.4	$849.1
Shipping and handling cost	53.2	57.5	195.9	233.0
Product cost (Note 2)	111.5	33.2	381.7	336.5
Gross profit	68.0	149.8	231.8	279.6
Selling, general and administrative expenses	27.2	26.8	82.3	76.2
Operating earnings	40.8	123.0	149.5	203.4

Other (income) expense:
Interest expense	5.4	5.5	16.1	14.4
Other, net	(4.3)	(3.1)	(9.0)	0.9
Earnings before income taxes	39.7	120.6	142.4	188.1
Income tax expense	12.7	32.7	41.6	50.7
Net earnings	$27.0	$87.9	$100.8	$137.4

Basic net earnings per common share	$0.80	$2.60	$2.98	$4.07
Diluted net earnings per common share	$0.80	$2.60	$2.97	$4.07

Weighted-average common shares outstanding (in thousands):
Basic	33,696	33,575	33,668	33,542
Diluted	33,708	33,601	33,687	33,566

Cash dividends per share	$0.66	$0.60	$1.98	$1.80

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$27.0	$87.9	$100.8	$137.4
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) and $(0.2) in the three and nine months ended September 30, 2015, respectively, and $(0.1) and $(0.3) in the three and nine months ended September 30, 2014, respectively	0.2	0.3	0.8	0.9
Unrealized gain (loss) on cash flow hedges, net of tax of $0.1 and $(0.3) in the three and nine months ended September 30, 2015, respectively, and $0.3 and $0.2 in the three and nine months ended September 30, 2014, respectively	—	(0.5)	0.5	(0.4)
Cumulative translation adjustment	(37.4)	(28.4)	(76.0)	(25.0)
Comprehensive income (loss)	$(10.2)	$59.3	$26.1	$112.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the nine months ended September 30, 2015
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2014	$0.4	$82.5	$(3.3)	$589.5	$(15.5)	$653.6
Dividends on common stock/equity awards		0.2		(67.2)		(67.0)
Stock options exercised		2.2	0.1			2.3
Income tax benefit from equity awards		0.1				0.1
Stock-based compensation		4.9				4.9
Comprehensive income (loss)				100.8	(74.7)	26.1
Balance, September 30, 2015	$0.4	$89.9	$(3.2)	$623.1	$(90.2)	$620.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$100.8	$137.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	57.8	57.2
Finance fee amortization	0.9	0.9
Early extinguishment of debt	—	6.9
Stock-based compensation	4.9	3.7
Deferred income taxes	1.2	13.0
Gain from insurance settlement	—	(83.3)
Other, net	2.6	(0.3)
Insurance receipts for operating purposes, Goderich tornado	—	11.9
Changes in operating assets and liabilities, net of acquisition:
Receivables	70.1	64.0
Inventories	(78.2)	(38.1)
Other assets	(11.7)	(11.3)
Accounts payable and accrued expenses	(54.0)	(32.1)
Other liabilities	0.7	(0.2)
Net cash provided by operating activities	95.1	129.7
Cash flows from investing activities:
Capital expenditures	(154.4)	(83.5)
Acquisition of business	—	(86.5)
Insurance receipts for investment purposes, Goderich tornado	—	19.4
Other, net	(0.9)	3.1
Net cash used in investing activities	(155.3)	(147.5)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	250.0
Principal payments on long-term debt	(2.9)	(101.4)
Premium and other payments to refinance debt	—	(5.5)
Deferred financing costs	—	(4.1)
Dividends paid	(67.0)	(60.6)
Proceeds received from stock option exercises	2.3	6.1
Excess tax benefit (deficiency) from equity compensation awards	0.1	(0.2)
Net cash provided by (used in) financing activities	(67.5)	84.3
Effect of exchange rate changes on cash and cash equivalents	(20.0)	(6.1)
Net change in cash and cash equivalents	(147.7)	60.4
Cash and cash equivalents, beginning of the year	266.8	159.6
Cash and cash equivalents, end of period	$119.1	$220.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18.6	$10.8
Income taxes paid, net of refunds	$83.5	$33.2
In connection with the acquisition of Wolf Trax Inc., the Company assumed liabilities as follows (in millions):

Fair value of assets acquired	$99.2
Cash paid during the nine months ended September 30, 2014	(86.5)
Liabilities assumed	$12.7

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

Recent Accounting Pronouncements – In July 2015, the Financial Accounting Standards Board ("FASB") issued guidance that requires entities to measure inventory within the scope of the standard at the lower of cost or net realizable value. "Net realizable value" is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers.  The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services.  This guidance is effective for fiscal years and interim periods with those years beginning after December 15, 2017 and early adoption is not permitted.  The guidance permits the use of either a full or modified retrospective or cumulative effect transition method.  The Company is currently evaluating the impact that the implementation of this standard will have on its consolidated financial statements.

2.	Goderich Tornado:

In August 2011, a tornado struck the Company’s salt mine and its salt mechanical evaporation plant, both located in Goderich, Ontario, Canada. There was no damage to the underground operations at the mine. However, some of the mine’s surface structures and the evaporation plant incurred significant damage which temporarily ceased production at both facilities. Both facilities resumed normal production and shipping activities in 2012.
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

3.	Inventories:

Inventories consist of the following (in millions):

	September 30, 2015	December 31, 2014
Finished goods	$218.1	$148.5
Raw materials and supplies	50.6	50.5
Total inventories	$268.7	$199.0

4.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	September 30, 2015	December 31, 2014
Land, buildings and structures and leasehold improvements	$347.3	$352.2
Machinery and equipment	696.7	669.1
Office furniture and equipment	19.6	17.5
Mineral interests	171.7	179.6
Construction in progress	164.2	108.9
	1,399.5	1,327.3
Less accumulated depreciation and depletion	(636.6)	(626.4)
Property, plant and equipment, net	$762.9	$700.9

5.	Goodwill and Intangible Assets, Net:

The estimated lives of the Company’s intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	5 years
Lease rights	25 years
Customer and distributor relationships	10 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	Indefinite
Water rights	Indefinite

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $1.0 million and $1.3 million in the third quarters of 2015 and 2014, respectively, and $3.3 million and $3.1 million in the first nine months of 2015 and 2014, respectively.

The Company has goodwill of $60.0 million and $68.5 million as of September 30, 2015 and December 31, 2014 in its consolidated balance sheets.  Approximately $53.6 million and $62.0 million of the amounts recorded for goodwill as of September 30, 2015 and December 31, 2014, respectively, were recorded in the Company’s plant nutrition segment and the remaining amounts in both periods were immaterial and recorded in its salt segment and corporate and other.  The change in goodwill from December 31, 2014 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

At both September 30, 2015 and December 31, 2014, the Company had approximately $3.8 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date.  In addition, the Company had $8.0 million and $2.3 million as of September 30, 2015 and December 31, 2014, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $1.0 million and $0.3 million as of September 30, 2015 and December 31, 2014, respectively, of tax-effected state NOL carryforwards which expire beginning in 2033. In the future, if the Company determines, based on the existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to any existing valuation allowance will be made in the period such determination is made.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2009.  The reassessments are a result of ongoing audits and total approximately $80 million, including interest through September 30, 2015.  The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute.  There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes.  In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company and the tax authority have agreed that it will post collateral in the form of a $50 million performance bond.  The Company has paid approximately $28 million (most of which is recorded in other assets in the consolidated balance sheets) with the remaining balance to be paid after 2015.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority.  The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled.  The total amount of the reassessments, including penalties and interest through September 30, 2015, related to this matter is approximately $89 million.  The Company has agreed to post collateral in the form of an approximately $18 million performance bond and $36 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation.

The Company received Canadian income tax reassessments for years 2007-2008.  The total amount of the reassessments, including penalties and interest through September 30, 2015, related to this matter is approximately $31 million.  The Company does not agree with these adjustments and has filed for assistance from the tax jurisdictions for relief from the impact of double taxation as available in the tax treaty between the U.S. and Canada.  The Company has filed protective Notices of Objection and has agreed to post collateral of an approximately $10 million performance bond and $10 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation.  Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.

The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor.  As of September 30, 2015, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

7.	Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30, 2015	December 31, 2014
Term Loan due May 2017	$373.5	$376.4
Revolving Credit Facility due August 2017	—	—
4.875% Senior Notes due July 2024	250.0	250.0
	623.5	626.4
Less current portion	(3.9)	(3.9)
Long-term debt	$619.6	$622.5

The term loan and revolving credit facility are secured by substantially all existing and future assets of the Company’s subsidiaries.

8.	Commitments and Contingencies:

The Company is involved in legal and administrative proceedings and claims of various types from normal Company activities.

The Company is aware of an aboriginal land claim filed in 2003 by The Chippewas of Nawash and The Chippewas of Saugeen (the “Chippewas”) in the Ontario Superior Court against The Attorney General of Canada and Her Majesty The Queen In Right of Ontario. The Chippewas claim that a large part of the land under Lake Huron was never surrendered by treaty and thus seek a declaration that the Chippewas hold aboriginal title to those submerged lands.  The land to which aboriginal title is claimed includes land under which the Company’s Goderich mine operates and has mining rights granted to it by the government of Ontario. The actions also seek damages for the value and loss of use of lands.  The Company is not a party to the court actions. The Company understands that the Canadian and Ontario governments are defending the actions for aboriginal title on the basis, among other things, that common law does not recognize aboriginal title to the Great Lakes and other navigable waterways.

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

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site.  None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002.  DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant.  The Company has completed such investigations of the soils and ground water and has provided the findings to DATCP. The Company is presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site.  All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, the parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgment of no further action and is required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.

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

	Three Months Ended September 30, 2015
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$179.9	$50.2	$2.6	$232.7
Intersegment sales	—	1.6	(1.6)	—
Shipping and handling cost	48.5	4.7	—	53.2
Operating earnings (loss)	45.0	8.8	(13.0)	40.8
Depreciation, depletion and amortization	11.1	7.6	0.9	19.6
Total assets (as of end of period)	898.2	568.9	61.6	1,528.7

	Three Months Ended September 30, 2014
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$175.4	$62.7	$2.4	$240.5
Intersegment sales	0.3	1.5	(1.8)	—
Shipping and handling cost	51.6	5.9	—	57.5
Operating earnings (loss) (b)	116.7	19.0	(12.7)	123.0
Depreciation, depletion and amortization	11.4	7.1	1.5	20.0
Total assets (as of end of period)	970.1	517.7	58.7	1,546.5

	Nine Months Ended September 30, 2015
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$612.9	$187.9	$8.6	$809.4
Intersegment sales	0.1	5.1	(5.2)	—
Shipping and handling cost	178.1	17.8	—	195.9
Operating earnings (loss)	143.1	46.4	(40.0)	149.5
Depreciation, depletion and amortization	32.9	21.7	3.2	57.8

	Nine Months Ended September 30, 2014
	Salt	Plant Nutrition	Corporate and Other (a)	Total
Sales to external customers	$647.3	$194.4	$7.4	$849.1
Intersegment sales	0.7	4.7	(5.4)	—
Shipping and handling cost	211.7	21.3	—	233.0
Operating earnings (loss) (b)	187.0	53.2	(36.8)	203.4
Depreciation, depletion and amortization	33.5	20.0	3.7	57.2

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

10.	Stockholders' Equity and Equity Instruments:

In the first nine months of 2015, the Company granted 120,956 stock options, 19,492 restricted stock units (“RSUs”) and 35,584 performance stock units (“PSUs”) to certain employees under its 2005 Incentive Award Plan.  The Company’s closing stock price on the grant date was used to set the exercise price for the options and the fair value of the RSUs.  The options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. The RSUs vest on the third anniversary following the grant date. None of the awards granted have voting rights.  The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs earned.  In May 2015, the Company’s shareholders approved the 2015 Incentive Award Plan, which authorizes the issuance of 3,000,000 shares.  Since the date the 2015 Incentive Award Plan was approved, the Company ceased issuing equity awards under the 2005 Incentive Award Plan.

The PSUs granted in the first nine months of 2015 have a three-year performance period beginning in 2015 and ending in 2017 and earn units of between 0% and 150% based upon the attainment of certain performance conditions.  The Company granted two types of PSUs in the first nine months of 2015.  The total shareholder return PSU (“TSR PSU”) is earned by determining the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index over the three-year performance period.  The return on invested capital PSU (“ROIC PSU”) is earned by averaging the Company’s annual return on invested capital over the three-year performance period.  The performance units will vest three years after the grant date.  The PSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock from the grant date through the vest date for PSUs earned.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model.  Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility.  The range of estimates and calculated fair values for options granted during the first nine months of 2015 is included in the table below. The weighted-average grant date fair value of these options was $14.78.

Range
Fair value of options granted	$ 14.22 - $15.09
Exercise price	$ 91.75 - $93.26
Expected term (years)	4.5-5
Expected volatility	24.7% - 25.0%
Dividend yield	3.1%
Risk-free rate of return	1.3% - 1.6%

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

During the nine months ended September 30, 2015, the Company reissued 31,104 shares of treasury stock related to the exercise of stock options, 15,952 shares related to the release of RSUs which vested, 10,454 shares related to the release of PSUs which vested and 31,141 shares related to stock payments.  The Company recognized a tax benefit of $0.1 million from its equity compensation awards as an increase to additional paid-in capital during the first nine months of 2015. During the first nine months of 2015 and 2014, the Company recorded $4.9 million and $3.7 million, respectively, of compensation expense pursuant to its stock-based compensation plans.  No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2015.

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2014	278,429	$79.23	88,532	$76.58	59,627	$88.69
Granted	120,956	91.76	19,492	91.76	35,584	100.49
Exercised (b)	(31,104)	72.20	—	—	—	—
Released from restriction (b)	—	—	(15,952)	71.69	(10,454)	74.49
Cancelled/Expired	(9,060)	84.81	(2,188)	81.56	(6,689)	81.47
Outstanding at September 30, 2015	359,221	$83.88	89,884	$80.62	78,068	$96.59

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

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) as of and for the three and nine months ended September 30, 2015 and 2014 are as follows (in millions):

Three Months Ended September 30, 2015 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.5)	$(8.4)	$(43.1)	$(53.0)

Other comprehensive income (loss) before reclassifications (b)	(0.3)	—	(37.4)	(37.7)
Amounts reclassified from accumulated other comprehensive income (loss)	0.3	0.2	—	0.5
Net current period other comprehensive income (loss)	—	0.2	(37.4)	(37.2)

Ending balance	$(1.5)	$(8.2)	$(80.5)	$(90.2)

Three Months Ended September 30, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.4	$(8.7)	$46.9	$38.6

Other comprehensive income (loss) before reclassifications (b)	(0.5)	—	(28.4)	(28.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.3	—	0.3
Net current period other comprehensive income (loss)	(0.5)	0.3	(28.4)	(28.6)

Ending balance	$(0.1)	$(8.4)	$18.5	$10.0

Nine Months Ended September 30, 2015 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(2.0)	$(9.0)	$(4.5)	$(15.5)

Other comprehensive income (loss) before reclassifications (b)	(0.9)	—	(76.0)	(76.9)
Amounts reclassified from accumulated other comprehensive income (loss)	1.4	0.8	—	2.2
Net current period other comprehensive income (loss)	0.5	0.8	(76.0)	(74.7)

Ending balance	$(1.5)	$(8.2)	$(80.5)	$(90.2)

Nine Months Ended September 30, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.3)	$43.5	$34.5

Other comprehensive income (loss) before reclassifications (b)	0.2	—	(25.0)	(24.8)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.6)	0.9	—	0.3
Net current period other comprehensive income (loss)	(0.4)	0.9	(25.0)	(24.5)

Ending balance	$(0.1)	$(8.4)	$18.5	$10.0

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange (gains) losses of approximately $13.0 million and $27.6 million in the three months and nine months ended September 30, 2015, respectively, and $10.4 million and $10.8 million in the three and nine months ended September 30, 2014, respectively, in accumulated other comprehensive income (loss) related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to (income) expense for the three and nine months ended September 30, 2015 and 2014 are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.5	$2.2	Product cost
	(0.2)	(0.8)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	1.4

Amortization of defined benefit pension:
Amortization of loss	$0.3	$1.0	Product cost
	(0.1)	(0.2)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.2	0.8

Total reclassifications, net of income taxes	$0.5	$2.2

	Amount Reclassified from AOCI
	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(0.1)	$(1.0)	Product cost
	0.1	0.4	Income tax expense (benefit)
Reclassifications, net of income taxes	—	(0.6)

Amortization of defined benefit pension:
Amortization of loss	$0.4	$1.2	Product cost
	(0.1)	(0.3)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.9

Total reclassifications, net of income taxes	$0.3	$0.3

11.	Derivative Financial Instruments:

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

Cash Flow Hedges

As of September 30, 2015, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position.  Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge.  All derivative instruments held by the Company as of September 30, 2015 and December 31, 2014 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations (see Note 10). For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates, and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.  Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin.  As of September 30, 2015, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2016.  The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2015 and December 31, 2014, the Company had agreements in place to hedge forecasted natural gas purchases of 1.9 million and 3.4 million MMBtus, respectively.

As of September 30, 2015, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months approximately $2.1 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of September 30, 2015 and December 31, 2014, (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a) (b)	Balance Sheet Location	September 30, 2015	Balance Sheet Location	September 30, 2015

Commodity contracts	Other current assets	$0.1	Accrued expenses	$2.2
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.5
Total derivatives designated as hedging instruments		$0.1		$2.7

(a)	As of September 30, 2015, the Company has commodity hedge agreements with four counterparties. Three of the counterparties are in payable positions.

(b)
The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets immaterial amounts that are in receivable and payable positions with larger amounts that are in payable and receivable positions, respectively.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a) (b)	Balance Sheet Location	December 31, 2014	Balance Sheet Location	December 31, 2014

Commodity contracts	Other current assets	$0.1	Accrued expenses	$2.5
Commodity contracts	Other assets	—	Other noncurrent liabilities	1.0
Total derivatives designated as hedging instruments		$0.1		$3.5

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

12.	Fair Value Measurements

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

	September 30, 2015	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(1.6)	$(1.6)	$—	$—
Derivatives – natural gas instruments	(2.6)	—	(2.6)	—
Total Liabilities	$(4.2)	$(1.6)	$(2.6)	$—

(a)
Includes mutual fund investments of approximately 20% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small-cap U.S. companies, approximately 5% in international companies, approximately 5% in bond funds, approximately 35% in short-term investments and approximately 30% in blended funds.

	December 31, 2014	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$1.9	$1.9	$—	$—
Total Assets	$1.9	$1.9	$—	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(1.9)	$(1.9)	$—	$—
Derivatives – natural gas instruments	(3.4)	—	(3.4)	—
Total Liabilities	$(5.3)	$(1.9)	$(3.4)	$—

(a)
Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in bond funds, approximately 35% in short-term investments and approximately 40% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.6 million and $1.9 million as of September 30, 2015 and December 31, 2014, respectively, are stated at fair value based on quoted market prices.  As of September 30, 2015, the estimated amount a third-party would pay for the fixed-rate 4.875% senior notes due July 2024, based on available trading information, totaled $231.3 million (level two) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at September 30, 2015 for the amounts outstanding under the credit agreement, based upon available bid information received from the Company’s lender, totaled $369.8 million (level two) compared with the aggregate principal balance of $373.5 million.

13.	Earnings per Share:

The Company calculates earnings per share using the two-class method.  The two-class method requires allocating the Company’s net earnings to both common shares and participating securities.  The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Net earnings	$27.0	$87.9	$100.8	$137.4
Less: net earnings allocated to participating securities (a)	(0.1)	(0.5)	(0.6)	(0.8)
Net earnings Available to common shareholders	$26.9	$87.4	$100.2	$136.6

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,696	33,575	33,668	33,542
Weighted-average awards outstanding (b)	12	26	19	24
Shares for diluted earnings per share	33,708	33,601	33,687	33,566
Net earnings per common share, basic	$0.80	$2.60	$2.98	$4.07
Net earnings per common share, diluted	$0.80	$2.60	$2.97	$4.07

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Weighted participating securities included 182,000 and 197,000 for the three and nine months ended September 30, 2015, respectively, and 209,000 and 214,000 for the three and nine months ended September 30, 2014, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares.  In addition, the Company had 450,000 and 429,000 weighted-awards outstanding for the three and nine months ended September 30, 2015, respectively, and 389,000 and 397,000 for the three and nine months ended September 30, 2014, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

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

Results of Operations

Salt Segment

Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted through a variety of economic cycles. Our high-grade salt deposits, which are among the most extensive in the world; our use of effective mining techniques; and our efficient production processes position us among the lowest-cost salt producers in our markets.  Since the highway deicing business accounts for nearly half of our annual sales, our business is seasonal, therefore results and cash flows will vary depending on the severity of the winter weather in our markets.

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

We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data. Weather affects our highway and consumer and industrial deicing salt sales volumes and resulting gross profit. In our assessment, the winter weather in the markets we serve was near average in the 2014-2015 winter season, as the fourth quarter of 2014 was below average and the first quarter of 2015 was above average.  However, the timing of the sales during the winter season was inconsistent with typical sales patterns creating a favorable impact in the fourth quarter of 2014 with an offsetting negative impact in sales and earnings in the first quarter of 2015.  In our assessment, the effect of winter weather in the markets we serve was above average in the first quarter of 2014.  Due to the severe 2013-2014 winter season, we purchased imported salt in the second half of 2014 and into 2015 in order to serve greater customer demand. These purchases favorably impacted our gross profit but unfavorably impacted our per-unit production costs.  In addition, unplanned downtime at our North American mines in the first quarter of 2015 resulted in additional purchases of imported salt and unfavorably impacted our per-unit production costs. The more severe winter weather in the first quarter of 2014 favorably impacted our sales and our operating earnings and depleted inventories in the market compared to the first quarter of 2015.  The depleted inventories in 2014 strained the supply for deicing products and resulted in higher contract highway deicing prices during the 2014-2015 winter season.  For the upcoming 2015-2016 winter season, we expect lower contract highway deicing prices compared to the prior year as a result of the near average 2014-2015 winter season in the markets we serve.  However, contracted volumes for our highway deicing business are expected to increase for the upcoming winter season due to more highway deicing commitment volumes won in North America compared to the prior year.

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

The fertilizer market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies around the world.  Economic factors may impact the amount or type of crop grown in certain locations or the type or amount of fertilizer product used.  Over the last decade, worldwide consumption of potash and other crop nutrients has increased in response to growing populations and the need for additional food supplies.  We expect the long-term demand for potassium and other plant nutrients to continue to grow as arable land per capita decreases, thereby requiring crop yield efficiencies.

Our domestic sales of Protassium+™ are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP.  Consequently, weather patterns and field conditions in these locations can impact the amount of plant nutrient sales volumes.  Additionally, the demand for and market price of Protassium+™ may be affected by the broader potash market and the economics of the specialty crops SOP serves. In the third quarter of 2015, our SOP sales have been unfavorably impacted by weakness in the broader agricultural market in certain regions of North America.

Our SOP production facility in Ogden, Utah, the largest in North America and one of only three large-scale SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process.  The brine moves through a series of solar evaporation ponds over a two to three-year production cycle. Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds and relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and correspondingly, the amount of mineral feedstock available to convert into finished product.  We expect the solar, pond-based effective capacity to be up to 320,000 tons annually for the Ogden facility when weather conditions at our site are typical. We are focusing our sales efforts domestically in markets which typically yield higher average selling prices, net of shipping and handling costs, due to their proximity to our facilities.

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

In April 2014, we completed the acquisition of Wolf Trax Inc., a privately-held Canadian corporation (renamed Compass Minerals Manitoba Inc. (“Compass Manitoba”)), for approximately $86.5 million at the closing date in cash after customary post-closing adjustments. The acquisition enhanced our position as a key resource for premium plant nutrition products by adding innovative crop nutrient products based upon proprietary and patented technologies.

Beginning in the latter half of 2013, we purchased and consumed KCl feedstock at our Ogden facility to supplement the potassium available for our SOP harvest, and we increased the volume of KCl feedstock in 2014.  These KCl feedstock purchases helped increase production volumes, yet resulted in increased per-unit costs.  In addition, we experienced heavy localized rainfall during the summer of 2014 which limited our deposit of raw materials and will result in a continuation of the purchases of KCl and/or potassium feedstock in 2015 and at higher levels than in 2014. The 2015 SOP solar harvest was also impacted by wet weather at the end of the evaporation season. We have yet to determine the impact on our 2015 harvest. As the spread between market prices for SOP and KCl has increased, the economics of producing SOP partly from KCl has improved for our unique KCl conversion process.  While these KCl purchases will increase our expected full-year product cost and reduce the resulting margin percentages, they are also expected to increase our gross profit. Future purchases of KCl will be based upon several factors, including but not limited to, the cost of utilizing the sourced KCl in our SOP process, our SOP solar harvest and KCl market prices. We currently expect to continue to supplement our pond-based SOP production as long as it is economically feasible to do so.

General

We contract bulk shipping vessels, barge, trucking and rail services to move products from our production facilities to distribution outlets and customers.  Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs compared to alternative methods of distribution. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products.  Fuel prices declined in the latter half of 2014 and declined further in the first nine months of 2015.  However, portions of the transportation industry have been impacted by supply constraints, particularly the trucking and rail sectors, which have increased costs in 2015 in some of our service regions.  Future period shipping and handling per-unit costs will continue to be influenced by oil-based fuel costs and transportation supply constraints.

Manpower costs; energy costs; packaging; and certain raw material costs, particularly KCl, which can be used to make a portion of our SOP, deicing and water conditioning products, are also significant.  Our production workforce is typically represented by labor unions with multi-year collective bargaining agreements.  Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.

The consolidated financial statements have been prepared to present the historical financial condition, results of operations and cash flows for the Company which include our salt segment, plant nutrition segment, our records management business and unallocated corporate activities.  The results of operations for Compass Manitoba have been included in our plant nutrition segment results from the date of acquisition. The results of operations of the records management business and other incidental revenues include sales of $2.6 million and $2.4 million and $8.6 million and $7.4 million for the three and nine months ended September 30, 2015 and 2014, respectively, and are not material to our consolidated financial statements and consequently, are not included in the table below.  The following tables and discussion should be read in conjunction with the information contained in our consolidated financial statements and the accompanying notes included elsewhere in this quarterly report.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Salt Sales (in millions)
Salt sales	$179.9	$175.4	$612.9	$647.3
Less: salt shipping and handling	48.5	51.6	178.1	211.7
Salt product sales	$131.4	$123.8	$434.8	$435.6

Salt Sales Volumes (thousands of tons)
Highway deicing	1,618	1,460	6,476	7,192
Consumer and industrial	600	612	1,573	1,823
Total tons sold	2,218	2,072	8,049	9,015

Average Salt Sales Price (per ton)
Highway deicing	$55.62	$57.19	$59.32	$53.24
Consumer and industrial	149.82	150.16	145.39	145.04
Combined	81.10	84.65	76.14	71.80

Plant Nutrition Sales (in millions)
Plant nutrition sales	$50.2	$62.7	$187.9	$194.4
Less: Plant nutrition shipping and handling	4.7	5.9	17.8	21.3
Plant Nutrition product sales	$45.5	$56.8	$170.1	$173.1

Plant Nutrition Sales Volumes (thousands of tons)	67	86	249	291
Plant Nutrition Average Price (per ton)	$751	$736	$756	$669

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Sales

Sales for the third quarter of 2015 of $232.7 million decreased $7.8 million, or 3% compared to $240.5 million for the same quarter of 2014. Sales primarily include revenues from our salt and plant nutrition products, or “product sales,” as well as revenues from our records management business, and shipping and handling costs incurred to deliver salt and plant nutrition products to our customers.  Shipping and handling costs decreased $4.3 million from $57.5 million in the third quarter of 2014 to $53.2 million in the third quarter of 2015 due primarily to lower per-unit salt shipping and handling costs and lower plant nutrition sales volumes in the third quarter of 2015 compared to same period of 2014.

Product sales for the third quarter of 2015 of $176.9 million decreased $3.7 million compared to $180.6 million for the same period of 2014, principally reflecting lower plant nutrition segment product sales offset partially by higher salt segment product sales.

Salt product sales for the third quarter of 2015 of $131.4 million increased $7.6 million, or 6% compared to $123.8 million for the same period in 2014.  Salt sales volumes in the quarter increased by 146,000 tons from 2014 levels principally due to higher highway deicing sales volumes, primarily in the U.K., and higher sales volumes to our chemical customers. The increase in salt sales volumes contributed approximately $11 million to the increase in salt product sales.  These increases were offset partially by the impact of exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the third quarter of 2015 compared to the exchange rates used in the third quarter of 2014, which unfavorably impacted salt product sales by approximately $5 million.

Plant nutrition product sales for the third quarter of 2015 of $45.5 million decreased $11.3 million, or 20% compared to $56.8 million for the same period in 2014.  This decrease was due primarily to a decrease in plant nutrition sales volumes of 19,000 tons (22%) in the third quarter of 2015 compared to the prior year due to the impact of the weakness in the broader agricultural market in North America. This decrease was partially offset by an increase in our average per-ton market price of approximately 2% during the third quarter of 2015 compared to the same period in 2014.

Gross Profit

Gross profit for the third quarter of 2015 of $68.0 million decreased $81.8 million, or 55% compared to $149.8 million in the third quarter of 2014 due to decreases in both the salt and plant nutrition segments. As a percent of total sales, the gross margin for the third quarter of 2015 decreased by 33 percentage points from 62% in the third quarter of 2014 to 29% in the third quarter of 2015. The gross profit for the salt segment decreased by approximately $73 million due primarily to the settlement of the insurance claim related to the tornado in Goderich, Ontario. In the third quarter of 2014, we recognized a gain related to the insurance settlement in the salt segment which increased gross profit by $82.3 million (see Note 2). In addition, the gross profit for the salt segment was favorably impacted by higher sales volumes for highway deicing products, lower shipping and handling costs and the favorable impact of product mix on gross profit.  Salt per-unit costs in both periods were unfavorably impacted by sales of imported salt purchased to supplement our production as a result of the more severe 2013-2014 winter season.

The gross profit for the plant nutrition segment decreased by approximately $10 million in the third quarter of 2015 compared to the same period in the prior year. The decrease in plant nutrition gross profit was primarily due to a decline in plant nutrition sales volumes and an increase in per-unit production costs, as we purchased and consumed KCl and other mineral feedstock to supplement production due to the poor 2014 evaporation season.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2015 of $27.2 million increased $0.4 million compared to $26.8 million for the same period of 2014 and increased from 11.1% to 11.7% as a percentage of sales.  The increase in expense is principally due to higher employee compensation expenses and information technology costs in corporate and other, and higher advertising expenses in our plant nutrition segment. These increases were offset partially by lower employee compensation expenses in our salt segment.

Other (Income) Expense, Net

Other income was $4.3 million for the third quarter of 2015 and was $3.1 million for the third quarter of 2014.  Net foreign exchange gains were $4.1 million in the third quarter of 2015 and $2.7 million in the third quarter of 2014.

Income Tax Expense

Income tax expense for the third quarter of 2015 was $12.7 million as compared to $32.7 million for the third quarter of 2014.  Our effective tax rate for the three months ended September 30, 2015 increased from the prior year due to refinements made in the third quarter of 2015 related to the expected full-year effective tax rate. Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Sales

Sales for the nine months ended September 30, 2015 of $809.4 million decreased $39.7 million, or 5% compared to $849.1 million for the nine months ended September 30, 2014.  Shipping and handling costs were $195.9 million during the first nine months of 2015, a decrease of $37.1 million compared to $233.0 million for the same period in 2014.  The decrease in shipping and handling costs is primarily due to lower salt and plant nutrition sales volumes and lower per-unit shipping and handling costs in the first nine months of 2015 compared to the same period of 2014.

Product sales for the first nine months of 2015 of $604.9 million decreased $3.8 million from $608.7 million in the same period of 2014, reflecting slightly lower product sales in the plant nutrition and salt segments.

Salt product sales of $434.8 million for the nine months ended September 30, 2015 decreased $0.8 million compared to $435.6 million in the same period of 2014.  The decrease in the first nine months of 2015 was due primarily to lower salt sales volumes, which contributed approximately $51 million to the decrease in salt product sales.  Salt sales volumes in the first nine months of 2015 decreased by 1.0 million tons from 2014 levels due to lower North American highway and consumer deicing sales volumes.

The winter weather experienced in the first quarter of 2014 was more severe in the markets we serve in North America compared to the winter weather experienced in the first quarter of 2015. In addition, the exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first nine months of 2015 unfavorably impacted salt product sales by approximately $16 million compared to the exchange rates used in the first nine months of 2014.  The decrease in salt product sales was offset partially by an increase in highway salt deicing average selling prices which favorably impacted salt product sales by approximately $65 million due primarily to higher contract sales prices compared to the prior year.

Plant nutrition product sales during the first nine months of 2015 of $170.1 million decreased $3.0 million, or 2% compared to $173.1 million for the same period in 2014.  The decrease in plant nutrition product sales was primarily due to a 14% decrease in sales volumes. This decrease was offset partially by a 13% increase in average selling price realized during the first nine months of 2015 compared to the same period in the prior year.  The average selling price for plant nutrition products benefited from higher market prices for SOP products in the first nine months of 2015 compared to the first nine months of 2014.

Gross Profit

Gross profit for the first nine months of 2015 of $231.8 million decreased $47.8 million, or 17% compared to $279.6 million in the same period of 2014.  As a percent of sales, gross margin decreased by four percentage points, from 33% in the first nine months of 2014 to 29% in the first nine months of 2015.  The gross profit for the salt segment decreased by approximately $48 million due primarily to the settlement of the insurance claim related to a tornado in Goderich, Ontario in 2011. In the third quarter of 2014, we recognized a gain related to the insurance settlement in the salt segment which increased gross profit by $82.3 million (see Note 2). The first nine months of 2015 was also impacted by higher average selling prices for highway deicing products, which was offset partially by lower salt sales volumes. Salt per-unit costs were unfavorably impacted by unplanned downtime at our North American mines in the first quarter of 2015, additional costs of $2 million in the first quarter of 2015 related to a 2010 labor dispute and imported purchased salt used to supplement our 2015 production as a result of the more severe 2013-2014 winter season.  In addition, the effects of exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars in the first nine months of 2015 unfavorably impacted salt gross profit by approximately $3 million compared to the exchange rates used in the first nine months of 2014.

Gross profit for the plant nutrition segment decreased by approximately $3 million in the first nine months of 2015 due principally to lower plant nutrition sales volumes and an increase in per-unit production costs, as we purchased and consumed KCl and other mineral feedstock to supplement production due to the poor 2014 evaporation season, which was offset partially by higher average sales prices realized compared to the same period in the prior year.  Both periods were impacted by higher per-unit production costs as we purchased and consumed KCl and other mineral feedstock to supplement production although costs in the first nine months of 2015 were higher than the same period in 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first nine months of 2015 of $82.3 million increased $6.1 million compared to $76.2 million for the same period of 2014 and increased to 10.2% from 9.0% as a percentage of sales.  The increase in expense is partially related to higher costs in our plant nutrition segment due to the increased costs associated with the ongoing operation of Wolf Trax Inc. which was acquired in April 2014.  In addition, selling, general and administrative expenses were higher in corporate and other due to higher information technology and variable compensation costs.

Interest Expense

Interest expense for the first nine months of 2015 of $16.1 million increased $1.7 million compared to $14.4 million for the same period in 2014.  This increase in interest expense is primarily due to the refinancing of our $100.0 million 8% Senior Notes with $250.0 million 4.875% Senior Notes in June 2014.

Other (Income) Expense, Net

Other income was $9.0 million for the first nine months of 2015 and other expense was $0.9 million in the first nine months of 2014.  The second quarter of 2014 includes a $6.9 million charge related to the refinancing of our 8% Senior Notes in June 2014, comprised of call premiums of $4.0 million, the write-off of existing deferred financing fees of $1.4 million and the $1.5 million write-off of the original issue discount on our 8% Senior Notes.  Foreign exchange gains increased from $5.0 million in the first nine months of 2014 to $8.2 million in the first nine months of 2015.

Income Tax Expense

Income tax expense of $41.6 million for the nine months ended September 30, 2015 decreased $9.1 million from $50.7 million for the same period in 2014 reflecting a decrease in pretax income in 2015.  Our income tax provision differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, and interest expense recognition differences for book and tax purposes.

Liquidity and Capital Resources

Historically, we have used cash generated from operations to meet our working capital needs, to fund capital expenditures, to pay dividends and to repay our debt. Principally due to the nature of our deicing business, our cash flows from operations are seasonal with the majority of our cash flows from operations generated during the first half of the calendar year.  When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our $125 million revolving credit facility.  We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control.

Cash and cash equivalents of $119.1 million as of September 30, 2015 decreased $147.7 million over December 31, 2014.  We generated $95.1 million of operating cash flows in the first nine months of 2015.  We used cash on hand and cash flows from operations to fund capital expenditures of $154.4 million and to pay dividends on our common stock of $67.0 million.

As of September 30, 2015, we had $623.5 million of principal indebtedness consisting of $250.0 million 4.875% Senior Notes due 2024 and $373.5 million of borrowings outstanding under our credit agreement.  No amounts were outstanding under our $125 million revolving credit facility as of September 30, 2015. We had $6.3 million of outstanding letters of credit as of September 30, 2015, which reduced our revolving credit facility borrowing availability to $118.7 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies.  As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our credit agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our 4.875% Senior Notes or pay dividends to our stockholders.  We must also comply with the terms of our indenture.  Although we are in compliance with our debt covenants as of September 30, 2015, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on the 4.875% Senior Notes, when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S.  As of September 30, 2015, we had $90.3 million of cash and cash equivalents (in the consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries.  Due in large part to the seasonality of our deicing salt business, we experience large changes in our working capital requirements from quarter to quarter.  Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter.  When needed, we fund short-term working capital requirements by accessing our $125 million revolving credit facility.  Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S.  However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation.  We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries.  The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by the values charged on the transfer of our products between them.  We calculate values charged on transfers based on guidelines established by the multi-national organization which publishes accepted tax guidelines recognized in all of the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary income taxes, profits and cash flows are realized.  Some of our calculated values have been approved by taxing authorities for certain periods, while the values for those same periods or different periods have been challenged by the same or other taxing authorities.  While we believe our calculations are proper and consistent with the accepted guidelines, we can make no assurance that the final resolution of these matters with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statements.  Additionally, the timing for settling these challenges may not occur for many years.  We currently expect the outcome of these matters will not have a material impact on our results of operations.  However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access to consolidated cash on hand in all jurisdictions, as well as future cash flows from operations.

See Note 6 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.  See Note 8 to our Consolidated Financial Statements for a discussion regarding labor and litigation matters.

For the Nine Months Ended September 30, 2015 and 2014

Net cash flows provided by operating activities for the nine months ended September 30, 2015 were $95.1 million, a decrease of $34.6 million compared to $129.7 million for the first nine months of 2014. We had an increase in working capital items of $73.8 million in the first nine months of 2015 compared to an increase of $17.5 million in the first nine months of 2014. These increases reflect the seasonal nature of our deicing products and will vary largely due to the severity and timing of the winter weather in our regions.

Net cash flows used in investing activities of $155.3 million and $147.5 million for the nine months ended September 30, 2015 and 2014, respectively, resulted from capital expenditures of $154.4 million and $83.5 million, respectively.  Our capital expenditures in 2015 include multi-year projects to refurbish and expand our Ogden, Utah plant and a shaft relining project at our Goderich, Ontario mine.  The remaining capital expenditures were primarily for routine replacements. In April 2014, we acquired Wolf Trax Inc. for $86.5 million on the closing date, and subject to customary post-closing adjustments.  In addition, we received $19.4 million of insurance receipts related to the tornado in Goderich, Ontario, that were presented as investment activities during the first nine months of 2014.

Financing activities during the first nine months of 2015 used $67.5 million of cash flows to make dividend payments of $67.0 million and debt payments of $2.9 million.  During the first nine months of 2014, financing activities were a source of cash flows of $84.3 million, primarily as a result of the refinancing of our $100.0 million 8% Senior Notes with $250.0 million 4.875% Senior Notes.  We also paid dividends of $60.6 million in the first nine months of 2014.  Both periods included proceeds received from stock option exercises.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$27.0	$87.9	$100.8	$137.4
Interest expense	5.4	5.5	16.1	14.4
Income tax expense	12.7	32.7	41.6	50.7
Depreciation, depletion and amortization	19.6	20.0	57.8	57.2
EBITDA	64.7	146.1	216.3	259.7
Adjustments to EBITDA:
Gain from insurance settlement	—	(83.3)	—	(83.3)
Other (income) expense, net	(4.3)	(3.1)	(9.0)	0.9
Adjusted EBITDA	$60.4	$59.7	$207.3	$177.3

Our operating earnings were favorably impacted in the first quarter of 2014 and unfavorably impacted in the first quarter of 2015 by winter weather in the markets we serve. In both periods of 2014, our operating results include a gain of $83.3 million resulting from the settlement of an insurance claim due to a tornado at our salt facilities in Goderich, Ontario in August 2011.

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing by entering into forward derivative instruments and may take further actions to mitigate our exposure to interest rates and to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks.  We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures – As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed in the reports it files and submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 28, 2015	/s/ FRANCIS J. MALECHA
Francis J. Malecha
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2015	/s/ MATTHEW J. FOULSTON
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

101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income (loss), (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements

*	Filed herewith

**	Furnished herewith