Form 10-K
period 2015-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2016-02-22
CIK 1227654

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,768,243,921, based on the closing sale price of $82.14 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 17, 2016 was 33,739,460 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2016	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (the "report"), including without limitation the Company’s or management’s beliefs, expectations or opinions, statements regarding future events or future financial performance, our plans and objectives, existing or potential capital expenditures, understanding of the industry and our competition, projected sources of cash flow, potential legal liability, and proposed legislation and regulatory action, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as "may," "would," "could," "should," "will," "likely," "expect," "anticipate," "believe," "intend," "plan," "forecast," "outlook," "project," "estimate" and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on the Company's current expectations and involve risks and uncertainties that could cause the Company's actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under Item 1A., "Risk Factors" and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake, and hereby disclaim, any obligation or duty, unless otherwise required to do so by applicable securities laws, to update any forward-looking statement after the date of this report regardless of any new information, future events or other factors. The inclusion of any statement in this report does not constitute our admission that the events or circumstances described in such statement are material to us.
Factors that could cause actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	hazards of mining, including acts of nature;

•	uninsured risks;

•	difficulties or delays in receiving or renewing required governmental or regulatory approvals;

•	the impact of new technology on the demand for our products;

•	the price or lack of availability of transportation services;

•	agricultural economics, customer expectations about future plant nutrition market prices, and customer application rates;

•	weather conditions;

•	cyber security issues;

•	the ability to attract and retain skilled personnel or avoid a disruption in our workforce;

•	the impact of competitive products;

•	governmental policies affecting highway maintenance programs, or consumer, industrial or agricultural sectors in localities where we or our customers operate;

•	pressure on prices realized for our products;

•	constraints on supplies and prices of raw materials and energy used in manufacturing certain of our products;

•	changes in tax laws or estimates;

•	domestic and international general business and economic conditions;

•	foreign exchange rates and their fluctuations;

•	the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations;

•	the costs and effects of legal and tax proceedings, including environmental and administrative proceedings;

•	the impact of indebtedness and interest rates, including access to additional credit and capital markets;

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

•	the ability to complete the acquisition of our unconsolidated equity investee;

•	the ability to successfully complete acquisitions or integrate acquired businesses;

•	misappropriation or infringement claims relating to intellectual property;

•	capacity constraints limiting the production of certain products;

•	difficulties or delays in the development, production, testing and marketing of products;

•	market acceptance issues, including the failure of products to generate anticipated sales levels; and

•	other risk factors included in this Form 10-K or reported from time to time in our filings with the Securities and Exchange Commission ("SEC"). See "Where You Can Find More Information."

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from publicly available information and industry publications, surveys, market research, internal company surveys, and consultant surveys. Industry publications and surveys, consultant surveys, and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts, and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental United States and Canada, references to the United Kingdom ("U.K.") include only England, Scotland and Wales, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North American consumer and industrial salt and highway deicing salt are generally based on historical sales volumes, (b) U.K. highway deicing salt sales are generally based on historical production capacity and (c) sulfate of potash are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to "short tons" and all amounts are in United States ("U.S.") dollars. One short ton equals 2,000 pounds.

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

You may also request a copy of any of our filings, at no cost, by writing or telephoning:

Investor Relations
Compass Minerals International, Inc.
9900 West 109th Street, Suite 100
Overland Park, Kansas 66210

For general inquiries concerning the Company, please call (913) 344-9200.

Alternatively, copies of these documents are also available free of charge on our website, www.compassminerals.com. The information on our website is not part of this report and is not incorporated by reference into this report.

Unless the context requires otherwise, references in this annual report to the "Company," "Compass Minerals," "CMP," "we," "us" and "our" refer to Compass Minerals International, Inc. ("CMI," the parent holding company) and its consolidated subsidiaries collectively.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

ITEM 1.    BUSINESS

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer and marketer of essential minerals, including salt, sulfate of potash specialty fertilizer ("SOP"), magnesium chloride and micronutrients. As of December 31, 2015, we operated 13 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada, and the largest dedicated rock salt mine in the U.K. in Winsford, Cheshire. Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America. We provide highway deicing salt to customers in North America and the U.K. and plant nutrition products to growers and fertilizer distributors worldwide. Our principal plant nutrition product is SOP, which we began marketing under the trade name Protassium+ in 2014. We also sell various premium micronutrient products under our Wolf Trax brand. Additionally, we produce and market consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications. In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, England.

SALT SEGMENT

Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted through a variety of economic cycles. We are among the lowest-cost salt producers in our markets due to our high-grade quality salt deposits, which are among the most extensive in the world, and through the use of effective mining techniques and efficient production processes.
Through our salt segment, we mine, produce, process, distribute and market sodium chloride and magnesium chloride in North America and sodium chloride in the U.K.  Our salt segment products include rock salt, mechanically evaporated and solar evaporated salt, and brine and flake magnesium chloride. We also purchase potassium chloride ("KCl") and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products. Sodium chloride (either as a single mineral or in combination with other chlorides) represents the vast majority of the products we produce and sell. Accordingly, we refer to these products collectively as "salt," unless otherwise noted. In 2015, the salt segment accounted for approximately 77% of our gross sales (see Note 15 to our Consolidated Financial Statements for segment financial information).
Salt is used in a wide variety of applications, including as a deicer for highway, consumer and professional use (rock salt and specialty deicers, which include pure or blended magnesium chloride, potassium chloride and calcium chloride salts with sodium chloride), as an ingredient in chemical production, for water treatment, human and animal nutrition, and for a variety of other consumer and industrial uses.
The demand for salt has historically remained relatively stable during periods of rising prices and through a variety of economic cycles due to its relatively low cost and a diverse number of end uses. However, demand for deicing products is affected by the number and intensity of winter precipitation events in our service territories.

Salt Industry Overview
The salt industry has historically been characterized by modest growth and steady price increases across various types of products, after factoring in the impact of winter weather variability. Salt is one of the most common and widely consumed minerals in the world due to its low relative cost and its utility in a variety of applications. We estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 37 million tons per year based on average winter weather conditions, while the consumer and industrial market totals approximately 9 million tons per year. In the U.K., we estimate that the size of the highway deicing market is approximately 2 million tons per year based on average winter weather conditions. According to the latest available data from the U.S. Geological Survey ("USGS"), during the 30 year period ending 2013, the production of salt used in highway deicing and for consumer and industrial products in the U.S. has increased at a historical average rate of approximately 1% per year, although there have been recent fluctuations above and below this average.
Salt prices vary according to purity and end use, and its pricing differences reflect, among other things, variations in refining and packaging processes. According to the latest USGS data, during the 30 year period ending 2013, prices for salt used in highway deicing and consumer and industrial products in the U.S. have increased at a historical average rate of approximately 3% per year, although there have been recent fluctuations above and below this average. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost, which makes logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation tends to favor producers located nearest to the customers.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Processing Methods
Our current production capacity, excluding salt and other minerals purchased under contracts, is approximately 15.6 million tons of salt per year. As of December 31, 2015, mining, other production activities and packaging are conducted at 13 of our facilities. The three processing methods we use to produce salt are described below.

Underground Rock Salt Mining – We primarily use a drill and blast mining technique at our North American underground rock salt mines. In addition, we use continuous mining equipment at our Goderich, Ontario, facility. At our Winsford, U.K., facility, we primarily use continuous mining equipment. Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. It is then hoisted to the surface where the processed salt is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product line and for numerous applications in our consumer and industrial product lines. Underground rock salt mining represents approximately 84% of our current annual salt production capacity.

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

Operations and Facilities
Canada – We produce finished salt products at four locations in Canada. Rock salt mined at our Goderich, Ontario, mine serves the highway deicing markets and the consumer and industrial markets in Canada and the Great Lakes region of the U.S., principally through a series of depots located around the Great Lakes and through packaging facilities. Mechanically evaporated salt used for our consumer and industrial product lines is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia, in Eastern Canada; Goderich, Ontario, in Central Canada; and Unity, Saskatchewan, in Western Canada.

United States – Our Cote Blanche, Louisiana, rock salt mine serves highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers (and their major tributaries) and chemical and agricultural customers in the Southern and Midwestern U.S. Our solar evaporation facility located in Ogden, Utah, is the largest solar salt production site in North America. This facility principally serves the Midwestern and Western U.S. consumer and industrial markets, provides salt for highway deicing and chemical applications, and produces magnesium chloride, which is used in deicing, dust control and unpaved road surface stabilization applications. The production capacity for solar-evaporated salt at our Ogden facility is currently only limited by demand. Our Central and Midwestern U.S. consumer and industrial customer base is primarily served by our mechanical evaporation plant in Lyons, Kansas. Additionally, we serve areas with evaporated salt purchased from other suppliers’ facilities. We also operate four salt packaging facilities in Illinois, Minnesota, New York and Wisconsin, which principally serve consumer deicing and water conditioning customers in the Central, Midwestern and parts of the Northeastern U.S.

United Kingdom – Our Winsford rock salt mine in Northwest, England, near Manchester, serves the U.K. highway deicing market, primarily in England and Wales.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2015:

Location	Annual Production Capacity(a) (tons)	Product Type
North America
Goderich, Ontario, Mine(b)	8,000,000	Rock Salt
Cote Blanche, Louisiana, Mine	3,000,000	Rock Salt
Ogden, Utah:
Salt(c)	1,500,000	Solar Salt
Magnesium Chloride(d)	750,000	Magnesium Chloride
Lyons, Kansas, Plant	450,000	Evaporated Salt
Unity, Saskatchewan, Plant	160,000	Evaporated Salt
Goderich, Ontario, Plant	130,000	Evaporated Salt
Amherst, Nova Scotia, Plant	130,000	Evaporated Salt
United Kingdom
Winsford, Cheshire, Mine	1,500,000	Rock Salt

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

Salt production, including magnesium chloride, at these facilities totaled 14.9 million tons, 15.2 million tons and 12.8 million tons for the years ended December 31, 2015, 2014 and 2013, respectively.  We also purchase salt and other minerals under contracts with third-parties to supplement our production when needed. Variations in production volumes are typically attributable to variations in the winter season weather typically ending in March of each year, which impacts the demand during the winter for highway and consumer deicing products.
Salt deposits are found throughout the world, and where it is commercially produced or extracted, it is typically deposited in extremely large quantities. Our production facilities have access to vast mineral deposits. In most of our production locations, we estimate the recoverable salt reserves to last at least several more decades at current production rates and capacities. Our rights to extract those minerals may be contractually limited by either geographic boundaries or time. We believe that we will be able to continue to extend these agreements, as we have in the past, at commercially reasonable terms without incurring substantial costs or material modifications to the existing lease terms and conditions, thereby allowing us to extract the additional salt necessary to fully develop our existing mineral rights.
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 84% of our salt producing capacity.  See Item 1A., "Risk Factors – Our operations are dependent on our rights and ability to mine our properties and having renewed or received the required permits and approvals from third-parties and governmental authorities."  Each of these mines is operated with modern mining equipment and utilizes subsurface improvements such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops, and extensive raw materials handling systems. We believe our properties and our operating equipment are maintained in good working condition.
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
Our mines at Goderich, Cote Blanche and Winsford have been in operation for approximately 56, 50 and 170 years, respectively. We estimate that our mines at Goderich, Cote Blanche and Winsford have approximately 894.1 million, 248.8 million and 34.2 million tons, respectively, remaining at December 31, 2015. At current average rates of production, we estimate that our remaining years of production for the recoverable minerals we presently own or lease to be 119, 75 and 35 years, respectively. In 2014, we received a third-party study which increased the estimated number of tons available to be mined at our Winsford mine based upon a new extraction method.  In addition, we amended the lease at our Cote Blanche mine in 2014 to extend the lease term by providing two extension periods of 25 years, each at our option. The amended lease also includes the right to mine additional mineral reserves. We are working with a third-party to estimate the number of tons that will be available to be mined. Until we receive an

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

independent third-party study, our estimate of Cote Blanche’s remaining years of production is based upon an estimate of an additional 18.6 million tons of mineral reserves.
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
We package salt products at four additional Company-owned and operated facilities. Our packaging capacity is based on our estimate of the tons than can be packaged at these facilities assuming a normal amount of scheduled down-time and operation of our facilities under normal working conditions. The chart below shows the packaging capacity at each of these facilities:

In early 2015, we began operation of a packaging facility in Buffalo, New York. As of December 31, 2015, we also have a contract to purchase salt from one supplier in North America, which has a minimum purchasing commitment.

Products and Sales – We sell our salt products through our highway deicing product line (which includes brine magnesium chloride as well as rock salt treated with this mineral) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride and calcium chloride in both pure form and blended with salt). Highway deicing, including salt sold to chemical customers, constituted approximately 47% of our gross sales in 2015. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through some longer-term contracts, with price, product quality and delivery capabilities as the primary competitive market factors. See Item 1A., "Risk Factors – The Company is subject to numerous laws and regulations with which we must comply in order to operate our business and obtain contracts with governmental entities." Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the cost to deliver products to customers, the locations of the salt sources and distribution networks also play a significant role in the ability of suppliers to serve customers. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi and Ohio River systems (and their major tributaries) where our Goderich, Ontario, and Cote Blanche, Louisiana, mines are located to serve those markets. Salt and brine magnesium chloride from our Ogden, Utah, facility are also used for highway deicing in the Western and upper Midwest regions of the U.S. Treated rock salt, which is typically rock salt treated with brine magnesium chloride and organic materials that enhance the performance of the salt, is sold throughout our markets.
We produce highway deicing salt in the U.K. at our mining facility at Winsford, Cheshire, the largest dedicated rock salt mine in the U.K. We believe our production capability and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are viewed as a key supplier by the U.K.’s Highways Agency. In the U.K., approximately 70% of our highway deicing business customers have multi-year contracts.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Winter weather variability is the most significant factor affecting salt sales for deicing applications, because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately two-thirds of our deicing product sales occurred during November through March each year when winter weather was most severe. Lower than expected sales during this period could have a material adverse effect on our results of operations. The vast majority of our North American deicing sales are made in Canada and the Midwestern U.S. where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile quantities of salt to meet estimated requirements for the next winter season. See Item 1A., "Risk Factors – The seasonal demand for our products and the variations in our operations from quarter to quarter due to weather conditions, including any effects from climate changes, may have an adverse effect on our results of operations and the price of our common stock" and Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality."
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
Sales of our consumer and industrial products accounted for approximately 30% of our 2015 gross sales. We are the third largest producer of consumer and industrial salt products in North America. This product line includes commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We believe that we are among the largest private-label producers of water conditioning and table salt products in Canada. Our Sifto® brand encompasses a full line of salt products, which are well recognized in Canada.
Our consumer and industrial sales are driven by broad product lines, strong customer relationships and products using both private-label and Company brands. Our consumer and industrial product line is distributed through many channels including, but not limited to, retail, agricultural, industrial, janitorial and sanitation, and resellers. The consumer and industrial product line is channeled from our plants and third-party warehouses to our customers using a combination of direct sales personnel, contract personnel and a network of brokers or manufacturers’ representatives.
The chart below shows our shipments of salt products:

Competition – We face strong competition in each of the markets in which we operate. In North America, other large, nationally and internationally recognized companies compete against our salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America, which mostly impact the East Coast and West Coast of the U.S. where we have minimal market presence. Two competitors serve the highway deicing salt market in the U.K.: one in Northern England and one in Northern Ireland. There are typically not significant imports of highway deicing salt into the U.K.  See Item 1A., "Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels, and put pressure on the prices we can charge for our products."

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

PLANT NUTRITION SEGMENT

Fertilizers serve a significant role in efficient crop production around the world. Potassium is a vital nutrient for virtually all crops, as it assists in regulating plants’ growth and improves durability. There are two major forms of potassium-based fertilizer, SOP and muriate of potash ("MOP"). SOP is primarily used as a specialty fertilizer, providing potassium and sulfur with no chlorides, which is essential in increasing the yield and quality of high-value and chloride-sensitive crops, such as vegetables, fruits, potatoes, nuts, tobacco and turfgrass. Many high-value or chloride-sensitive crop yields and/or quality are improved when SOP is used as a potassium nutrient, rather than MOP. We are the leading SOP producer and marketer in North America, and we may also market SOP products internationally depending on market conditions. In 2014, we branded our SOP products under the name Protassium+. We offer several grades of Protassium+ products, which are designed to serve the special needs of our customers. Our plant in Ogden, Utah, is the largest in North America and one of only four large-scale solar brine evaporation operations for SOP in the world. Our SOP plant in Wynyard, Saskatchewan, is Canada’s only producer of SOP.
In April 2014, we completed the acquisition of Wolf Trax, Inc., a privately-held Canadian corporation (renamed Compass Minerals Manitoba Inc. ("Compass Manitoba")), which develops and distributes micronutrient products under the Wolf Trax brand. Compass Manitoba develops and markets these innovative crop products based upon proprietary and patented technologies.  The acquisition has provided us an opportunity to enter new product and geographic markets and position ourselves as a key resource for premium plant nutrition products.
In December 2015, we completed the acquisition of a 35% equity stake in Produquímica Indústria e Comércio S.A. ("Produquímica"), a Brazilian corporation. Produquímica is one of Brazil's leading manufacturers and distributors of specialty plant nutrients. The investment includes a path to full ownership by early 2019 at the latest. This strategic investment represents an important step in our growth plan to reach $500 million in earnings before interest, taxes, depreciation and amortization ("EBITDA") by 2018. With this investment, we gained access to one of the world's most important agriculture markets and a partner who has a 50-year history of innovation and growth in the Brazilian specialty plant nutrition market.
In 2015, the plant nutrition segment accounted for approximately 22% of our gross sales (see Note 15 of our Consolidated Financial Statements for segment financial information).
Historically, our domestic sales of Protassium+ have been concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP. Consequently, weather patterns and field conditions in these locations can impact plant nutrition sales volumes. Additionally, the demand for, and market price of, SOP may be affected by the broader potash market and the economics of the crops SOP serves. The plant nutrient market is influenced by many factors such as world grain and food supply, changes in consumer diets, general levels of economic activity, government food programs, and governmental agriculture and energy policies in the U.S. and around the world. Economic factors may affect the amount or type of crop grown in certain locations, or the type or amount of fertilizer product used.

Plant Nutrition Industry Overview
Our plant nutrition segment includes sales of SOP and micronutrients. The average annual worldwide consumption of all potash fertilizers is approximately 77 million tons. MOP is the most common source of potassium and accounts for approximately 85% of all potash consumed in fertilizer production. SOP represents approximately 10% of all potash consumption. The remainder is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients.
MOP is the most widely used potassium source for most crops and is a less expensive form of potash fertilizer than SOP. SOP (which contains the equivalent of approximately 50% potassium oxide) is utilized by growers for many high-value crops, especially where there are needs or a desire for fertilizers with low chloride content or when the grower seeks a higher yield or quality for their crops. The use of SOP has been proven to improve the yield and/or quality of many high-value or chloride-sensitive crops such as citrus fruits, grapes, almonds, some vegetables, tobacco, and turfgrass, including turf for golf courses. SOP market pricing has historically been above MOP market pricing.
Worldwide consumption of potash has increased in response to growing populations and the need for additional food supplies.  We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yields.
The micronutrients market has been growing over the last several years, and we expect it to continue its growth in the future.  While used in small amounts, these plant food elements play important roles in plant development, and nutrient deficient soils must be replenished to obtain higher crop yields using the current available land resources.
Approximately 91% of our annual plant nutrition sales volumes in 2015 were made to domestic customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers and distributors combine or blend our plant nutrition products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements. See Item 1A., "Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels, and put pressure on the prices we can charge for our products."

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Operations and Facilities
We produce Protassium+ at two facilities, both located in North America: at the Great Salt Lake, near Ogden, Utah, and at a site near Wynyard, Saskatchewan. Our Ogden facility is the largest SOP production site in North America. The facility operates more than 45,000 acres of solar evaporation ponds to produce SOP and salt, including magnesium chloride, from the naturally occurring brine of the Great Salt Lake. The facility operates on land that is both owned and leased under renewable leases from the state of Utah. We believe that our property and operating equipment are maintained in good working condition. This facility has the capability to produce up to 320,000 tons of solar-pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of salt annually when weather conditions are typical.
These recoverable minerals exist in vast quantities in the Great Salt Lake. We believe the recoverable minerals exceed 100 years of reserves at current production rates and capacities and the lake quantities are so vast that they will not be significantly impacted by our production. While our rights to extract these minerals are contractually limited, we believe we will be able to extend our lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions.
Initially, we draw mineral-rich lake water, or brine, from the Great Salt Lake into our solar evaporation ponds. The brine moves through a series of solar evaporation ponds over a two- to three-year production cycle. As the water evaporates and the mineral concentration increases, some of those minerals naturally precipitate out of the brine and are deposited on the floors of the ponds. We manage the brine through the entire solar pond system. This process produces the salts necessary to process into SOP, salt and magnesium chloride. The evaporation process is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high-purity SOP in our production facility.
We can use KCl and other potassium-rich minerals as a raw material feedstock to supplement our solar harvest to help meet demand when it is economically feasible. In the last three years, we have purchased and consumed KCl and/or raw material feedstock to supplement production.
We have invested in our Ogden facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds. The objectives have included some modification to our existing solar evaporation ponds to increase the annual solar harvest and the extraction yield from the harvest and processing capacity of our SOP plant. These improvements have increased our current annual solar-pond-based SOP production capacity from our prior capacity of 250,000 tons per year up to our current capacity of 320,000 tons.
We have identified opportunities and have begun to further expand our solar-pond-based SOP production capacity.  After the completion of this additional expansion, we expect our SOP production capacity to be approximately 550,000 tons, including tons produced using KCl feedstock.
We also own and operate Compass Minerals Wynyard Inc., which contributes 40,000 tons to our annual SOP capacity. The facility is located on the Big Quill Lake near Wynyard, Saskatchewan, Canada. We combine sulfate-rich brine with sourced potassium chloride to create SOP through ion exchange and glaserite processes. This product is high purity and is used in addition to crop nutrient applications as well as specialty, non-agricultural applications.
We hold numerous governmental, environmental, mining and other permits, water rights, and approvals authorizing operations at each of our facilities.

Products and Sales – Historically, our domestic sales of SOP have been concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of SOP as a source of potassium nutrients. In 2013, we increased our focus on our core domestic market which recognizes the value of SOP and is closer to our production facilities which further benefits our net selling price. Our Wolf Trax product line expands the markets that we serve. Our micronutrient products are essential to a wide range of crops, including commodity row crops, as different plants and soil conditions require different micronutrients.  International plant nutrition sales volumes in 2015 were 9% of our annual plant nutrition sales. See Note 15 to our Consolidated Financial Statements. We have an experienced sales group focusing on the specialty aspects and benefits of SOP as a source of potassium nutrients and the benefits of various micronutrients to plant health.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

The chart below shows our domestic and international shipments of our plant nutrient products:

Competition – Approximately 56% of the world SOP capacity is located in East Asia/China, 23% in Western Europe, 4% in North America, 4% in South America and the remaining 13% in other countries. The world capacity of SOP totals about 11 million tons. Our major competition for SOP sales in North America includes imports from Germany, Chile and Belgium. In addition, there is functional competition between SOP and other forms of potassium crop nutrients. Internationally, we compete on a global level with a variety of other producers. See Item 1A., "Risk Factors – Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels, and put pressure on the prices we can charge for our products." The micronutrient market is highly fragmented with many suppliers serving differing needs. Commodity and specialty crops require micronutrients in varying degrees depending on the crop and soil conditions. While sales of Wolf Trax products have historically been concentrated in North America, we also sell our micronutrient products globally, primarily in Europe, Central and South America, and the Caribbean.
During 2015, the Company's domestic and international net sales accounted for 91% and 9%, respectively, of total net sales. Information regarding financial data by geographic segment is set forth in Note 15 of our Consolidated Financial Statements.

OTHER

DeepStore is our records management business in the U.K. that utilizes portions of previously excavated space in our salt mine in Winsford, Cheshire, for secure underground document storage and one warehouse location in London, England. Currently, DeepStore does not have a significant share of the document storage market in the U.K., nor is it material in comparison to our salt and plant nutrition segments.

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements, and domain name registrations to protect our intellectual property. We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: American Stockman; Chlori-Mag; DDP; DeepStore; DustGuard; FreezGard; IceAWay; K-Life; Nature’s Own; Protassium and design; ProSoft; Protinus; Safe Step; Sifto; Sure Soft; Sure-Paws; Thawrox; and Wolf Trax and design. No single patent, trademark or trade name is material to our business as a whole.
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
With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and the steps we have taken may not prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See Item 1A., "Risk Factors – Our intellectual property may be misappropriated or subject to claims of infringement."

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

EMPLOYEES

As of December 31, 2015, we had 1,984 employees, of which 1,003 are located in the U.S., 806 in Canada and 175 in the U.K. Approximately 30% of our U.S. workforce and approximately 50% of our global workforce is represented by labor unions. Of our 12 material collective bargaining agreements, three will expire in 2016, four will expire in 2017, four will expire in 2018 and one will expire in 2019.  Approximately 10% of our workforce is employed in Europe where trade union membership is common. We consider our overall labor relations to be good. See Item 1A., "Risk Factors – If we cannot successfully negotiate new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations."

PROPERTIES

We have leases for packaging and other facilities, which are not individually material to our business. The table below sets forth our principal properties:

		Land and Related Surface Rights		Mineral Reserves
Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060(1)	Leased	2060(1)
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(2)
Wynyard, Saskatchewan, Canada	SOP production facility	Owned(3)	N/A	Leased	2020(4)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(5)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(5)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2016/2030(6)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2028	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2020	N/A	N/A

(1)	The Cote Blanche lease was amended in 2014 to include two 25-year renewal options.

(2)	The Ogden lease renews on an annual basis.

(3)	The Wynyard location also has leases expiring in 2016 for two parcels of land.

(4)	The Wynyard mineral lease may be renewed for additional 20-year periods.

(5)	Subject to our right of renewal through 2043.

(6)	Consists of two leases expiring in 2016 and 2030 subject to our right of renewal through 2037 and 2051, respectively.

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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

The following map shows the locations of our principal mineral extraction, packaging and document storage operating facilities as of December 31, 2015:

Unity, Saskatchewan
Wynyard, Saskatchewan
Amherst, Nova Scotia
Goderich, Ontario
Duluth, Minnesota
Kenosha, Wisconsin
Chicago, Illinois
Buffalo, New York
Ogden, Utah
Overland Park, Kansas
Lyons, Kansas
Cote Blanche, Louisiana
Winsford, Cheshire, U.K.
London, U.K.
KEY
Headquarters
Underground Salt Mining
Solar Evaporation
Mechanical Evaporation
Ion Exchange
Storage/Records Management
Packaging Facilities

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

We produce and distribute crop and animal nutrients, salt, and deicing products. These activities subject us to an evolving set of international, federal, state, provincial and local environmental, health and safety ("EHS") laws that regulate, or propose to regulate: (i) product content; (ii) use of products by both us and our customers; (iii) conduct of mining and production operations, including safety procedures followed by employees; (iv) management and handling of raw materials; (v) air and water quality impacts from our facilities; (vi) disposal, storage and management of hazardous and solid wastes; (vii) remediation of contamination at our facilities and third-party sites; and (viii) post-mining land reclamation. For new regulatory programs, it is difficult for us to ascertain future compliance obligations or estimate future costs until implementation of the regulations has been finalized and definitive regulatory interpretations have been adopted. We address regulatory requirements by making necessary modifications to our facilities and/or operating procedures.
We have expended, and anticipate that we will continue to expend, financial and managerial resources to comply with EHS laws and regulations, as well as Company EHS standards. We estimate that our 2016 EHS capital expenditures will total approximately $3.3 million. We expect that our estimated expenditures in 2016 for reclamation activities will be approximately $0.1 million. It is possible that greater than anticipated EHS capital expenditures or reclamation expenditures will be required in 2016 or in the future.
We maintain accounting accruals for certain contingent environmental liabilities and believe these accruals comply with generally accepted accounting principles. We record accruals for environmental investigatory and non-capital remediation costs when we believe it is probable that we will be responsible, in whole or in part, for environmental remediation activities, and the expenditures for such activities are reasonably estimable. Based on current information, it is the opinion of management that our contingent liabilities arising from EHS matters, taking into account established accruals, will not have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2015, we had recorded environmental accruals of $1.4 million.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Product Requirements and their Impact
International, federal, state and provincial standards (i) require registration of many of our products before such products can be sold; (ii) impose labeling requirements on those products; and (iii) require producers to manufacture the products to formulations set forth on the labels. Environmental, natural resource and public health agencies at all regulatory levels continue to evaluate alleged health and environmental impacts that might arise from the handling and use of products such as those we manufacture. The U.S. Environmental Protection Agency (the "EPA"), the State of California and The Fertilizer Institute have each completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that, based on the available data, crop nutrient materials generally do not pose harm to human health. It is unclear whether any further evaluations may result in additional standards or regulatory requirements for the producing industries, including us, or for our customers. It is the opinion of management that the potential impact of these standards on the market for our products or on the expenditures that may be necessary to meet new requirements will not have a material adverse effect on our business, financial condition or results of operations.

Operating Requirements and Impacts
We hold numerous environmental and mining permits, water rights, and other permits or approvals authorizing operations at each of our facilities. Our operations are subject to permits for extraction of salt and brine, emissions of process materials to air and discharges to surface water, and injection of brine and wastewater to subsurface wells. Some of our proposed activities may require waste storage permits. A decision by a government agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. In addition, changes to environmental and mining regulations or permit requirements could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our operations also is predicated upon securing the necessary environmental or other permits or approvals. See Item 1A., "Risk Factors – Environmental laws and regulation may subject us to significant liability and could require us to incur additional costs in the future."
We have also developed alternative mine uses. For example, we sold an excavated portion of our salt mine in the U.K. to a subsidiary of Veolia Environnement ("Veolia"), a business with operations in the waste management industry. That business is permitted by the jurisdictional environmental agency to dispose of certain stable types of hazardous waste in the area of the salt mine owned by them. We believe that the mine is stable and provides a secure disposal location separate from our mining and records management operations. However, we recognize that any temporary or permanent storage of hazardous waste may involve risks to the environment. Although we believe that we have taken these risks into account during our planning process, and Veolia is required by U.K. statute to maintain adequate security for any potential closure obligation, it is possible that material expenditures could be required in the future to further reduce this risk or to remediate any future contamination.

Remedial Activities
Remediation at Our Facilities – Many of our current and formerly owned facilities have been in operation for decades. Operations have historically involved the use and handling of regulated chemical substances, salt and by-products or process tailings by us and predecessor operators, which have resulted in soil, surface water and groundwater contamination.
At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring us to undertake or fund cleanup efforts under the U.S. Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") or state, provincial or other federal laws in other jurisdictions governing cleanup or disposal of hazardous substances. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. At still other locations, we have undertaken voluntary remediation and have removed formerly used underground storage tanks. Expenditures for these known conditions currently are not expected, individually or in the aggregate, to be significant. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.
The Wisconsin Department of Agriculture, Trade and Consumer Protection ("DATCP") has information indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin, plant. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002. DATCP directed us to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. We have completed such investigations of the soils and ground water and have provided the findings to DATCP. We are presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program ("ACCP"), which would provide for reimbursement of some of the costs. We may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if we do not receive an acknowledgment of no further action and are required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Remediation at Third-Party Facilities – Along with impacting the sites at which we have operated, various third parties have alleged that our past operations have resulted in contamination to neighboring off-site areas or third-party facilities including third-party disposal facilities for regulated substances generated by our operating activities. CERCLA imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who are considered to have contributed to the release of "hazardous substances" into the environment. Under CERCLA, or its various state analogues, one party may potentially be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties.
We have entered into "de minimis" settlement agreements with the EPA with respect to several CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. In some cases, however, such settlements have included "reopeners," which could result in additional liability at such sites in the event of newly discovered contamination or other circumstances.
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
At present, we are not aware of any additional sites for which we expect to receive a notice from the EPA or any other party of potential CERCLA liability that would have a material effect on our financial condition, results of operations or cash flows.  However, based on past operations, there is a potential that we may receive notices in the future for issues at sites of which we are currently unaware or that our liability for issues at sites currently known may increase.
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
The process of mining, manufacturing and distribution involves risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, or acts of nature. Our rock salt mines and SOP production facilities are located near bodies of water and industrial operations. These risks and hazards could lead to uncontrolled water intrusion or flooding or other events or circumstances, which could result in the complete loss of a mine or could otherwise result in damage or impairment to, or destruction of, mineral properties and production facilities, environmental damage, delays in mining and business interruption, and could result in personal injury or death. Our products are converted into finished goods inventories of salt and plant nutrition products and are stored in various locations throughout North America and the U.K. These inventories may become impaired either through accidents or obsolescence.
Our salt mines located in Cote Blanche, Louisiana, and Goderich, Ontario, Canada, constitute approximately 74% of our total salt production capacity. These underground salt mines supply most of the salt product necessary to support our North American highway deicing product line and significant portions of our consumer and industrial salt products. Although sales of our deicing products and profitability of the salt segment can vary from year to year partially due to weather variations in our markets, over the last three years sales of our highway deicing products have averaged approximately 45% of our consolidated sales. An extended production interruption or catastrophic event at either of these facilities could result in an inability to have product available for sale or to fulfill our highway deicing sales contracts and could have a material adverse effect on our financial condition, results of operations, and cash flows.
Although we evaluate our risks and carry insurance policies to mitigate the risk of loss where economically feasible, not all of these risks are reasonably insurable, and our insurance coverage contains limits, deductibles and exclusions. We cannot assure you that our coverage will be sufficient to meet our needs in the event of loss.  Such a loss may have a material adverse effect on the Company.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Our operations are dependent on our rights and ability to mine our properties and having renewed or received the required permits and approvals from third parties and governmental authorities.
We hold numerous governmental, environmental, mining and other permits, water rights and approvals authorizing operations at each of our facilities. A decision by a third party or a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Certain organizations have challenged the Canadian government's ownership of the land under which our Goderich, Ontario, facility is operated. There can be no assurances that existing permits or the Canadian government's ownership will be upheld.
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
We are currently seeking to expand our solar-evaporation-pond acreage at the Great Salt Lake, which may require additional water and other rights from governmental authorities. There can be no assurance that we will be granted the necessary rights for all or any portion of these undeveloped lands nor, if received, that the lands will be developed to produce marketable product.
In some instances, we have received access rights or easements from third parties which allow for a more efficient operation than would exist without the access or easement. We do not believe any action will be taken to suspend these accesses or easements.  However, no assurance can be made that a third party will not take any action to suspend the access or easement, nor that any such action would not be materially adverse to our results of operations or financial condition.

New technology may reduce the demand for our products or result in new or less costly methods of competitors producing products, either of which could adversely affect our operating results.
The demand for our products may be adversely affected by advances in technology or development of competing products.  More efficient application methods for salt and plant nutrition products may reduce demand. New application methods as well as any future technological advances may have an adverse effect on our business, financial condition, results of operations and cash flows. New methods of delivering plant nutrient products could increase competition and impact the demand for our products. Methods of producing sodium chloride, magnesium chloride and SOP in large quantities have historically been characterized by slow pace of technological advances for existing competitors or potential new entrants. New methods or alternative sources developed to produce sodium chloride, magnesium chloride, SOP or competing products could increase competition and impact the demand for our products, thereby impacting our results of operations.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Transportation and handling costs are a significant component of the total delivered cost of product sales, particularly salt. The high relative cost of transportation tends to favor producers located nearest the customer. We contract bulk shipping vessels, barges, trucking and rail services to move salt from our production facilities to distribution outlets and customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months prior to producing and delivering the salt for delivery to our customers. A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates, including the impact of weather and water levels on the waterways we use, could impair our ability to deliver our products economically to our customers and impair our ability to expand our markets.
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

Agricultural economics, customer expectations about future plant nutrition market prices and availability, and customer application rates can have a significant effect on the demand for our plant nutrition products, which can affect our sales volumes and prices.
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

are relatively low. Growers are more likely to reduce application rates or forgo application of plant nutrition products when crop prices are relatively low and when plant nutrient prices and soil nutrient levels are relatively high. This variability can materially impact our sales prices and volumes.

Economic conditions in the agriculture sector, and supply and demand imbalances for competing plant nutrient products, can also impact the price of, or demand for, our products.
MOP is the least expensive form of potash fertilizer based on the concentration of potassium oxide and, consequently, it is the most widely used potassium source for most crops. SOP is utilized by growers for many high-value crops, especially crops for which low-chloride content fertilizers and/or the presence of sulfur improves quality and yield. Economic conditions for agricultural products can affect the type and amount of crops grown as well as the type or amount of fertilizer product used. Potash is a commodity, and consequently it trades in a highly competitive market affected by global supply and demand. When the demand and price of potash are high, competitors are more likely to increase their production. Competitors may also expand their future production capacity of potash or new facilities may also be built by new market participants, both of which could impact available supplies. An over-supply of either type of potash product domestically or worldwide could unfavorably impact the sales prices we can charge for our specialty potash fertilizer, as a large price disparity between potash products could cause growers to choose a less-expensive alternative.

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
Our plant nutrition operating results are dependent in part upon conditions in the agriculture sector. The fertilizer business, including our Protassium+ and micronutrient businesses, can be affected by a number of factors, including weather patterns, crop prices, field conditions (particularly during periods of traditionally high crop nutrients application) and quantities of crop nutrients imported to and exported from North America. Our ability to produce Protassium+ from our solar evaporation ponds is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. Extended periods of precipitation or a prolonged lack of sunshine or cooler weather during the evaporation season would hinder the evaporation rate and hence our production levels, which may result in lower sales volumes and higher unit production costs.
Additionally, our ability to harvest minerals could be negatively impacted by any prolonged change in weather patterns, including any effects from climate change, leading to changes in mountain snowfall fresh water run-off that significantly impact lake levels or by increased rainfall during the summer months at our solar evaporation ponds at the Great Salt Lake. A cooler and/or wet evaporation season could also impact the harvest of minerals at the Great Salt Lake and result in an increase in our per-unit production costs.  Similar factors can negatively impact the lake level and concentration of sulfates at the Big Quill Lake, thereby impacting the production at our Wynyard facility and the resulting per-unit production costs.

If our computer systems and information technology are compromised, our ability to conduct our business will be adversely impacted.
We rely on computer systems and information technology to conduct our business, including cash management, order entry, vendor payments, employee salaries and recordkeeping, inventory and asset management, shipping of products, and communication with employees and customers. We also use our systems to analyze and communicate our operating results and other data to internal and external recipients. In 2016, we expect to implement a comprehensive update to our enterprise resource planning system. Any implementation issues could be costly to resolve and have adverse effects on our ability to properly capture, process and report financial transactions. While we have taken steps to ensure the security of our information technology systems, we may be susceptible to cyber attacks, computer viruses and other technological disruptions. A material failure or interruption of access to our computer systems for an extended period of time or the loss of confidential or proprietary data could adversely affect our operations and regulatory compliance. While we have mitigation and data recovery plans in place, it is possible that significant

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

capital investment and time may be required to correct any of these issues. The additional capital investment needed to prevent or correct any of these issues may negatively impact our business and cash flows.

If we cannot successfully negotiate new collective bargaining agreements, we may experience significant increases in the cost of labor or a disruption in our operations.
Labor costs, including benefits, represented approximately 30% of our total production costs in 2015. As of December 31, 2015, we had 1,984 employees, of which 1,003 are located in the U.S., 806 in Canada and 175 in the U.K. Approximately 30% of our U.S. workforce and 50% of our global workforce is represented by labor unions. Of our 12 material collective bargaining agreements, three will expire in 2016, four will expire in 2017, four will expire in 2018 and one will expire in 2019.
Approximately 10% of our workforce is employed in Europe where trade union membership is common. Although we believe that our employee relations are good, they can be affected by general economic, financial, competitive, legislative, political and other factors beyond our control. We cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor, or that a breakdown in such negotiations will not result in the disruption of our operations.

Our business is capital-intensive, and the inability to fund necessary capital expenditures in order to develop or expand our operations could have an adverse effect on our growth and profitability.
We have begun to expand our SOP processing plant at our Great Salt Lake facility which requires us to make significant capital expenditures in 2016. In addition, we have shaft relining and continuous mining projects at our Goderich mine, which will require significant capital expenditures over the next several years. Capital expenditures required for projects we have undertaken may increase due to factors beyond our control. Although we currently finance most of our capital expenditures through cash provided by operations, we also may depend on the availability of credit to fund future capital expenditures. We could have difficulty finding or obtaining the financing required to fund our capital expenditures, which could limit our expansion ability or increase our debt service requirements; the occurrence of either could have a material adverse effect on our cash flows and profitability.
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
Significant capital expenditures are required to maintain our existing facilities and the amount of capital expenditures to maintain these facilities can fluctuate significantly when a large replacement or other need is required to maintain operations.  These activities may require the temporary suspension of production at portions of our facilities, which could adversely affect our cash flows and profitability. For our solar pond operations, we may need to obtain regulatory approvals to complete these maintenance activities, and there can be no assurance that such approvals will be received. If these approvals are not received, the impact on our operations may be material.

Our business is dependent upon highly-skilled personnel, and the loss of key personnel may have a material adverse effect on our results of operations.
The success of our business is dependent on our ability to attract and retain highly-skilled managers and other personnel. There can be no assurance that we will be able to attract and retain the personnel necessary for the efficient operation of our business. The loss of the services of key personnel or the failure to attract additional personnel, as needed, could have a material adverse effect on our results of operations and could lead to higher labor costs or the use of less-qualified personnel. We do not currently maintain "key person" life insurance on any of our key employees.

Competition in our markets and governmental policies and regulations could limit our ability to attract and retain customers, force us to continuously make capital investments, alter supply levels, and put pressure on the prices we can charge for our products.
We encounter competition in all areas of our business. Some of our competitors are privately-held companies. Therefore, information about these companies may be difficult to obtain, which may hinder us competitively. Competition in our product lines is based on a number of considerations, including product quality and performance, transportation costs (especially in salt distribution), brand reputation, price, and quality of customer service and support. Many of our customers attempt to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers increasingly demand a broad product range, and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we will need to invest continuously in manufacturing, marketing, customer service and support, and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust the prices of some of our products to stay competitive. Additionally, a portion of our plant nutrition business is dependent upon international sales, which accounted for approximately 9% of plant nutrition sales volumes in 2015. At times, we face global competition from other SOP and potash producers, and new competitors may enter the markets in which we sell at any time. We may face more competition in periods when the foreign currency exchange rates versus the dollar are favorable

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

for our competitors. A relatively strong U.S. dollar increases the attractiveness of the U.S. market for our international competitors. Changes in potash competitors’ production or marketing focus could have a material impact on our business. Some of our competitors may have greater financial and other resources than we do.

Our production processes rely on the consumption of natural gas, electricity and certain raw materials. A significant interruption in the supply or an increase in the price of any of these products could adversely affect our business.
Energy costs, primarily natural gas and electricity, represented approximately 8% of our total production costs in 2015. Natural gas is a primary fuel source used in the evaporated salt production process. Our profitability is impacted by the price and availability of natural gas we purchase from third parties. We have a policy of hedging natural gas prices through the use of futures forward swap contracts. We have not entered into any contracts beyond three years for the purchase of natural gas. Our contractual arrangements for the supply of natural gas do not specify quantities and are automatically renewed annually unless either party elects not to do so. We do not have arrangements in place with back-up suppliers. In addition, potential climate change regulations or other carbon or emissions taxes could result in higher production costs for energy, which may be passed on to us, in whole or in part. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We use KCl as a raw material feedstock in our SOP production process at our Wynyard facility, and it also may be used to supplement our solar harvest at our Ogden facility. We also use KCl as an additive to some of our consumer deicing products and to sell for water conditioning applications. KCl for our Wynyard facility is purchased at prices that have been substantially below market pricing under a long-term supply agreement. We purchased and consumed potassium mineral feedstock for SOP production over the last several years and may supplement our pond-based SOP production when it is economically feasible to do so. In addition, we have continued to purchase KCl for certain water conditioning and consumer deicing applications. Large positive or negative price fluctuations can occur without a corresponding change in sales price to our customers. This could change the profitability of these products, which could materially affect our results of operations and cash flows. This could reduce the amount of blended deicing and water conditioning products we produce, which could also adversely affect our results of operations and cash flows.

Our tax liabilities are based on existing tax laws in our relevant tax jurisdictions and include estimates. Changes in tax laws or estimates, including the impact of tax audits, could adversely impact our profitability, cash flow and liquidity.
The Company files U.S., Canadian, U.K. and Brazilian tax returns with federal and local taxing jurisdictions. Developing our provision for income taxes and analyzing our potential tax exposure items requires significant judgment and assumptions as well as a thorough knowledge of the tax laws in various jurisdictions. We are subject to audit by various taxing authorities, and we may be assessed additional taxes during an audit. We regularly assess the likely outcomes of these audits, including any appeals, in order to determine the appropriateness of our tax provision. However, there can be no assurance that the actual outcomes of these audits or appeals will approximate our estimates, and the outcomes could have a material impact on our net earnings or financial condition. Our future effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2010. The reassessments are a result of ongoing audits and total approximately $77.7 million, including interest through December 2015. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $49.2 million performance bond. The Company has paid approximately $27.3 million, most of which is recorded in other assets in the consolidated balance sheets, with the remaining balance to be paid after 2015.
In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006, which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority. The Company has fully complied with the agreement since entering into it and believes this action is highly unusual. The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled. The total amount of the reassessments, including penalties and interest through December 31, 2015, related to this matter totals approximately $87.1 million. The Company has posted collateral in the form of an approximately $19.3 million performance bond and $34.7 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation.
The Company received Canadian income tax reassessments for years 2007-2008. The total amount of the reassessments, including penalties and interest through December 31, 2015, related to this matter is approximately $30.8 million. The Company does not agree with these adjustments and is receiving assistance from the tax jurisdictions for relief from the impact of double

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

taxation as available in the tax treaty between the U.S. and Canada. The Company has filed protective Notices of Objection and has agreed to post collateral of an approximately $8.6 million performance bond and $9.4 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation. Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.
While these matters involve an element of uncertainty, management expects that their ultimate outcome will not have a material impact on our results of operations or financial position. However, we can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in our favor.
We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. The amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by values charged on the transfer of our products between them. We calculate values charged on transfer based on guidelines established by a multi-national organization which publishes accepted tax guidelines recognized in the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary profits and cash flows are recorded, including estimates involving income taxes. Such calculations, however, involve significant judgment and estimates by the Company’s management. Some of our calculations have been approved by taxing authorities for certain periods, while the values for those same periods or different periods have been challenged by the same or other taxing authorities. While we believe our calculations and estimates are proper and consistent with the accepted guidelines, the values constitute estimates for which there can be no guarantee that the final resolution with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statement estimates. Additionally, the timing for settling these challenges may not occur for many years. It is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access in all jurisdictions to consolidated cash on hand or future cash flows from operations and our ability to pay dividends and service our debt.

Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss, and have a negative impact on earnings.
Since we produce and sell our products primarily in the U.S., Canada and the U.K., our business is subject to risks associated with doing business internationally. Our sales outside the U.S., as a percentage of our total sales, were 24% for the year ended December 31, 2015. Accordingly, our future results could be adversely affected by a variety of factors, including:

•	changes in currency exchange rates;

•	exchange controls;

•	tariffs, other trade protection measures, and import or export licensing requirements;

•	potentially negative consequences from changes in tax laws;

•	differing labor regulations;

•	requirements relating to withholding taxes on remittances and other payments by subsidiaries;

•	restrictions on our ability to own or operate subsidiaries, make investments, or acquire new businesses in these jurisdictions;

•	restrictions on our ability to repatriate dividends from our subsidiaries; and

•	changes in regulatory requirements.

Fluctuations in the value of the U.S. dollar relative to other currencies, especially the Canadian dollar, British pound sterling or Brazilian Real, may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, the translation into U.S. dollars of sales or earnings can result in a significant increase or decrease in the reported amount of those sales or earnings. In addition, our debt service requirements are primarily in U.S. dollars even though a significant percentage of our cash flow is generated in Canadian dollars and British pounds sterling. Significant changes in the value of Canadian dollars, British pounds sterling and Brazilian Reals relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt.
In addition to currency translation risks, we incur currency transaction risk when we or one of our subsidiaries enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction and/or translation risks. It is possible that volatility in currency exchange rates could have a material adverse effect on our financial condition or results of operations. We have experienced and expect to experience economic loss and a negative impact on earnings from time to time as a result of foreign currency exchange rate fluctuations. See "Management’s Discussion and Analysis of Financial Condition

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

and Results of Operations – Effects of Currency Fluctuations and Inflation," and "Quantitative and Qualitative Disclosures About Market Risk."
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
Our highway deicing customers principally consist of municipalities, counties, states, provinces and other governmental entities in North America and the U.K. This product line represented approximately 47% of our annual sales in 2015. We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products, as well as the commercial activities conducted by our employees and our agents. Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.

Environmental laws and regulation may subject us to significant liability and could require us to incur additional costs in the future.
We are subject to numerous business, environmental and health and safety laws, and regulations in the countries in which we do business. They include laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to soil, air and water with which we must comply to effectively operate our business. Environmental laws and regulations with which we currently comply may become more stringent and could require material expenditures for continued compliance.  Environmental remediation laws, such as CERCLA, impose liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as "potentially responsible parties" or "PRPs") who are considered to have contributed to the release of "hazardous substances" into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, in the future we may incur material liabilities under CERCLA and other environmental cleanup laws, with regard to our current or former facilities, adjacent or nearby third-party facilities, or off-site disposal locations. Under CERCLA, or its various state analogues, one party may, under some circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases, criminal sanctions.
In the past, we have received notices from governmental agencies that we may be a PRP at certain sites under CERCLA or other environmental cleanup laws. In some cases, we have entered into "de minimis" settlement agreements with the U.S. governmental agencies with respect to certain CERCLA sites, pursuant to which we have made one-time cash payments and received statutory protection from future claims arising from those sites. At other sites for which we have received notice of potential CERCLA liability, we have provided information to the EPA that we believe demonstrates that we are not liable and the EPA has not asserted claims against us with respect to such sites. In some instances, we have agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake investigations, which currently are in progress, to determine whether remedial action may be required to address such contamination. At other locations, we have entered into consent orders or agreements with appropriate governmental agencies to perform remedial activities that will address identified site conditions.
At present, we are not aware of any sites for which we expect to receive a notice from the EPA of potential CERCLA liability that would have a material effect on our financial condition or results of operations. However, based on past operations, we may receive such notices in the future for issues at sites of which we are currently unaware. We currently do not expect our known environmental liabilities and site conditions, individually or in the aggregate, to have a material adverse impact on our financial position. However, material expenditures could be required in the future to remediate the contamination at these or at other current or former sites.
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
Continued government and public emphasis on environmental issues, including climate change, can be expected to result in increased future investments for environmental controls at ongoing operations, which would be charged against income from future operations. The U.S. has announced that reporting requirements for the regulation of greenhouse gas emissions and federal climate change legislation is possible in the future in the U.S., while Canada has already committed to reducing greenhouse gas emissions. Future environmental laws and regulations applicable to our operations may require substantial capital expenditures

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

and may have a material adverse effect on our business, financial condition and results of operations. For more information, see Item 1, "Business – Environmental, Health and Safety Matters."

Our indebtedness could adversely affect our financial condition and impair our ability to operate our business.
As of December 31, 2015, Compass Minerals had $727.0 million of outstanding indebtedness, consisting of $250.0 million of senior notes ("4.875% Senior Notes") and approximately $477.0 million of borrowings under a senior secured term loan. Our indebtedness could have important consequences, including the following:

•	it may limit our ability to borrow money or sell stock to fund our working capital, capital expenditures and debt service requirements;

•	it may limit our flexibility in planning for, or reacting to, changes in our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to a downturn in our business or the economy;

•	it may require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes; and

•	it may materially and adversely affect our business and financial condition, if we are unable to service our indebtedness or obtain additional financing, as needed.

Although our operations are conducted through our subsidiaries, none of our subsidiaries are obligated to make funds available to CMI for payment on our 4.875% Senior Notes or to pay dividends on our capital stock. Accordingly, CMI’s ability to make payments on our 4.875% Senior Notes and distribute dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries to CMI, and our compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio. We cannot assure you that we will remain in compliance with these ratios, nor can we assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide CMI with sufficient dividends, distributions or loans to fund scheduled interest and principal payments on the 4.875% Senior Notes, when due. If we consummate an acquisition, including any potential acquisition of the remaining ownership of Produquímica, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity. However, we cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

If we default under our senior secured credit facilities, the lenders could require immediate payment of the entire principal amount. A default includes nonpayment of principal, interest, fees or other amounts when due; a change of control; default under agreements governing our other indebtedness in which the principal amount exceeds $30 million; material judgments in excess of $30 million; failure to provide timely audited financial statements; or inaccuracy of representations and warranties. Any default under our senior secured credit facilities or agreements governing our other indebtedness could lead to an acceleration of principal payments under our other debt instruments that contain cross-acceleration or cross-default provisions. If the lenders under our senior secured credit facilities were to require immediate repayment, we would need to obtain new borrowings to be able to repay them immediately, or we could not repay our other indebtedness, which may also become immediately due. We may be able to obtain new borrowings to finance these accelerated payment requirements, however there can be no assurance that such borrowings could be obtained at terms which are acceptable to us. Our ability to comply with these covenants and restrictions contained in our senior secured credit facilities and other agreements governing our other indebtedness may be affected by changes in the economic or business conditions or other events beyond our control.

The acquisition of the remaining ownership of Produquímica by early 2019 at the latest is part of our long-term strategic plan. The timing of the completion of our acquisition or our inability or failure to complete the acquisition could impact our financial performance.
In December 2015, we completed the acquisition of a 35% equity stake in Produquímica, a Brazilian corporation, for approximately $114.1 million U.S. dollars at closing. Produquímica is one of Brazil’s leading manufacturers and distributors of specialty plant nutrients. The investment includes a path to full ownership by early 2019 at the latest. The majority shareholders have a put option that may be exercised in October of 2016, 2017, or 2018 to sell the remaining stake in Produquímica. The funding and closing of the acquisition would occur early the following year, subject to regulatory review. We also have a call option that is exercisable in October 2018. The option exercise price is based on full-year adjusted EBITDA at a multiple of 9.4x (2016), 9.3x (2017) or 9.2x (2018). Currently, we estimate that the cost to purchase the remaining equity in Produquímica would be approximately $230 to $250 million U.S. dollars, based upon their projected performance and exchange rates. The occurrence of any event, change or other circumstance that would result in the termination or delay of our acquisition of the remaining Produquímica ownership stake by early 2019 at the latest, including our inability to complete the acquisition due to our failure or the failure of Produquímica or its majority shareholders to satisfy any of the conditions to closing, could impact our ability to achieve our long-term strategic goals. In addition, we cannot assure you that we will be able to obtain the necessary financing on commercially reasonable terms or at all. Our failure to complete the acquisition, including any failure to complete the acquisition due to a failure to obtain financing on commercially reasonable terms or at all, could have a material adverse effect on our results of operations and financial condition.

If we cannot successfully integrate acquired businesses, our growth may be limited and our financial condition adversely affected.
Our business strategy includes supplementing internal growth with acquisitions of complementary businesses. We may be unable to identify suitable businesses to acquire. We compete with other potential buyers for complementary businesses. Competition and regulatory considerations may result in fewer acquisition opportunities. If we cannot complete acquisitions, our growth may be limited and our financial condition may be adversely affected. Completion of acquisitions, including our plan for full ownership of Produquímica by early 2019 at the latest, could disrupt the plans, financial condition and performance of our business, Produquímica or both.
The information we obtain about an acquisition target may be limited, and we cannot assure you that an acquisition will perform as expected or positively impact our financial performance. Additionally, we may not be able to successfully integrate the acquired businesses. Any potential acquisition, including the acquisition of full ownership of Produquímica by early 2019, involves risk, including the ability to effectively integrate the acquired technologies, operations and personnel into our existing business; the diversion of capital and management’s attention from other areas of the business; and the impact of debt obligations resulting from acquisitions.

Our intellectual property may be misappropriated or subject to claims of infringement.
We consider our intellectual property rights, including patents, trademarks and trade secrets, to be a valuable aspect of our business. We attempt to protect our intellectual property rights primarily through a combination of patent, trademark and trade secret protection. Our patents, which vary in duration, may not preclude others from selling competitive products or using similar production processes.  We cannot provide assurances that pending applications for protection of our intellectual property rights will be approved. Our trademark registrations may not prevent our competitors from using similar brand names. We also rely on trade secret protection to guard confidential unpatented technology, and when appropriate, we require that employees and third-party consultants or advisors enter into confidentiality agreements. These agreements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure. It is possible that our competitors could independently develop the same or similar technology or otherwise obtain access to our unpatented technology.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Many of our important brand names are registered as trademarks in the U.S. and foreign countries. The laws in certain foreign countries in which we do business do not protect intellectual property rights to the same extent as United States law. As a result, these factors could weaken our competitive advantage with respect to our products, services and brands in foreign jurisdictions, which could adversely affect our financial performance.
We cannot guarantee that our intellectual property rights would be upheld if challenged. Such claims, if proven, could materially and adversely affect our business and may lead to the impairment of the amounts recorded for goodwill and other intangible assets. If we are unable to maintain the proprietary nature of our technologies, we may lose any competitive advantage provided by our intellectual property. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with defending our intellectual property rights could be significant.

We may be restricted from paying cash dividends on our common stock in the future.
We currently declare and pay regular quarterly cash dividends on our common stock. Any payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors deemed relevant by our board of directors. The terms of our senior secured credit facilities limit regular annual dividends to $80 million plus 50% of the preceding year net income, as defined, and may restrict us from paying cash dividends on our common stock if our total leverage ratio exceeds 4.50x (actual ratio of 2.3x as of December 31, 2015) or if a default or event of default has occurred and is continuing under the credit facilities. We cannot assure you that the agreements governing our current and future indebtedness, including our senior secured credit facilities, will permit us to pay dividends on our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Information regarding our plant and properties is included in Item 1, "Business," of this report.

ITEM 3.    LEGAL PROCEEDINGS

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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Executive Officers of the Registrant
The following table sets forth the name, age and position of each person who is an executive officer as of December 31, 2015, and as of the date of the filing of this report.

Name	Age	Position
Steven N. Berger	50	Senior Vice President, Corporate Services
Keith E. Espelien	56	Senior Vice President, Plant Nutrition
Matthew J. Foulston	51	Chief Financial Officer
David J. Goadby	61	Senior Vice President, Corporate Development
Jack C. Leunig	62	Senior Vice President, Operations
Francis J. Malecha	51	President, Chief Executive Officer and Director
Robert D. Miller	58	Senior Vice President, Salt
Diana C. Toman	37	Senior Vice President, General Counsel and Corporate Secretary

Steven N. Berger joined Compass Minerals as Vice President, Human Resources in March 2013 and was appointed Senior Vice President, Corporate Services in June 2013. From 2008 and until joining the Company, Mr. Berger was employed at Viterra, Inc., most recently as Senior Vice President, Corporate Services. Prior to that, he worked as a Senior Executive at Accenture and a Principal at A.T. Kearney.

Keith E. Espelien was named Senior Vice President, Specialty Fertilizer (later renamed Plant Nutrition) in June 2013. Mr. Espelien returned to Compass Minerals in 2011 as Vice President of Consumer and Industrial Manufacturing in the Salt Division, having previously served the company from 1992 to 2000 in sales, manufacturing and quality roles. From 2000 to 2011, Mr. Espelien was a Vice President of Operations and Vice President of Development and Technology for Mississippi Lime Company in St. Louis, Mo. Effective on February 4, 2016, Mr. Espelien resigned his position as Senior Vice President, Plant Nutrition.

Matthew J. Foulston was appointed Chief Financial Officer of Compass Minerals in December 2014. Prior to joining the Company, he served from 2012 to 2014 as Senior Vice President of Operations and Corporate Finance at Navistar International and previously served from 2009 to 2012 as Vice President and Chief Financial Officer of Navistar Truck. Mr. Foulston has also held executive and leadership positions with Mazda North America and Ford Motor Company.

David J. Goadby was named Vice President – Strategic Development for Compass Minerals in October 2006 and was named Senior Vice President, Strategy in June 2013. Prior to this position, he served as Vice President of the Company since August 2004, Vice President of CMI since February 2002 and as the Managing Director of Salt Union Ltd., our U.K. subsidiary, since April 1994, under the management of Harris Chemical Group. In February 2016, the Company internally announced Mr. Goadby's intention to resign from Compass Minerals effective August, 2016.

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

Francis J. Malecha joined Compass Minerals as President and Chief Executive Officer in January 2013.  Previously, Mr. Malecha served from 2007 to 2012 as Chief Operating Officer – Grain at Viterra, Inc.  He was employed with Viterra, Inc. beginning in 2000, holding positions in operations and merchandising management.  From 1986 to 2000, Mr. Malecha held increasingly responsible positions in financial management and merchandising at General Mills, Inc.

Robert D. Miller joined Compass Minerals as Senior Vice President, Salt in November 2013. Prior to joining the Company, he served as U.S. Country Manager for Glencore, a Switzerland-based commodity trading and mining company from April 2013 until November 2013. Mr. Miller was Senior Vice President for Viterra, responsible for the North American Grain Division from June 2007 until April 2013. He has also held leadership positions with General Mills and Yakima Chief.

Diana C. Toman joined Compass Minerals as Senior Vice President, General Counsel and Corporate Secretary in November 2015. Prior to joining the Company, Ms. Toman was employed by General Cable Corporation from 2010 to 2015, most recently as Vice President, Strategy and General Counsel, Asia Pacific and Africa. Ms. Toman served as legal counsel with increasing levels of responsibility at Gardner Denver, Inc. from 2006 to 2010 and Waddell & Reed Financial, Inc. from 2003 to 2006. She began her career as an attorney with the law firm of Levy & Craig, P.C.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol "CMP". The following chart sets forth the high and low closing prices per share for the four quarters ended December 31, 2015, and 2014:

HOLDERS

On February 17, 2016, the number of holders of record of our common stock was 84.

DIVIDEND POLICY

We intend to pay quarterly cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements, restrictions in our debt agreements, and other factors our board of directors deems relevant.  See Item 1A., "Risk Factors – We may be restricted from paying cash dividends on our common stock in the future."
The Company paid quarterly dividends totaling $2.64 and $2.40 per share in 2015 and 2014, respectively. On February 4, 2016, our board of directors declared a quarterly cash dividend of $0.695 per share on our outstanding common stock, an increase of 5% from the quarterly cash dividends paid in 2015 of $0.66 per share. The dividend will be paid on March 15, 2016, to stockholders of record as of the close of business on February 29, 2016.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2015, concerning our common stock authorized for issuance under out equity compensation plan:

	Number of shares	Weighted-average	Number of securities
	to be issued	exercise price of	available for issuance
Plan category	upon exercise	outstanding securities	under plan
Equity compensation plans approved by shareholders
Stock options	353,087	$83.94
Restricted stock units	91,008	N/A
Performance stock units	77,365	N/A
Deferred stock units	66,158	N/A
Total securities under approved plans (a)	587,618		2,978,340
Equity compensation plans not approved by shareholders (b):
Deferred stock units	22,864	N/A
Total	610,482		2,978,340

(a) In 2015, shareholders approved the 2015 Incentive Award Plan. No new awards will be made under the 2005 Incentive Award Plan subsequent to the approval of the 2015 Incentive Award Plan.
(b) For 2007 and earlier years, common stock issued to directors as compensation was allocated under the 2004 Directors Deferred Share Plan. In 2008, we began issuing director compensation shares under the equity plans approved by shareholders. No awards will be granted under the 2004 Directors Deferred Share Plan.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

ITEM 6.    SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with "Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this annual report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2015	2014		2013		2012		2011
Statement of Operations Data:
Sales	$1,098.7	$1,282.5		$1,129.6		$941.9		$1,105.7
Shipping and handling cost	261.5	337.7		301.7		238.1		293.8
Product cost (a),(c)	433.1	449.1		471.5		414.7		440.6
Depreciation, depletion and amortization (b)	78.3	78.0		73.0		64.5		64.7
Selling, general and administrative expenses	108.7	110.4		100.4		93.9		94.5
Operating earnings (c)	221.4	311.0		185.6		133.2		215.3
Interest expense	21.5	20.1		17.9		18.2		21.0
Net earnings from continuing operations (c)	159.2	217.9		130.8		88.9		149.0
Net earnings available for common stock (c)	158.2	216.4		129.8		87.8		146.7
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,677	33,557		33,403		33,109		32,906
Diluted	33,692	33,581		33,420		33,135		32,934
Net earnings from continuing operations per share:
Basic	$4.70	$6.45		$3.89		$2.65		$4.46
Diluted	4.69	6.44		3.88		2.65		4.45
Cash dividends declared per share	2.64	2.40		2.18		1.98		1.80
Balance Sheet Data (at year end):
Total cash and cash equivalents	$58.4	$266.8		$159.6		$100.1		$130.3
Total assets	1,628.9	1,637.2		1,404.8		1,300.6		1,205.5
Total debt	727.0	626.4		478.6		482.3		482.7
Other Financial Data:
Ratio of earnings to fixed charges (d)	6.95x	13.51	x	9.22	x	5.95	x	8.86	x

(a)	"Product cost" is presented exclusive of depreciation, depletion and amortization.

(b)	Depreciation, depletion and amortization include amounts also included in selling, general and administrative expenses.

(c)
In the third quarter of 2014, the Company recognized a gain of $83.3 million ($60.6 million, net of taxes) from an insurance settlement relating to damage it sustained as a result of a tornado that struck its rock salt mine and evaporation plant in Goderich, Ontario, in 2011. The Company recognized $82.3 million of the gain in product cost and $1.0 million of the gain in selling, general and administrative expenses in the consolidated statements of operations.  In the fourth quarter of 2013, the Company recognized a gain of $9 million ($5.7 million, net of taxes) from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at its solar evaporation ponds in 2010 and a charge of $4.7 million ($2.8 million, net of taxes) from a ruling against the Company related to a labor matter. In 2012 and 2011, our product cost, operating earnings and net earnings were impacted by the effects of a tornado in Goderich, Ontario, that occurred in August 2011.

(d)
For the purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expense, including the amortization of deferred debt issuance costs and the interest component of our operating rents.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations for the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A., "Risk Factors." You should read the following discussion together with Item 1A., "Risk Factors" and the Consolidated Financial Statements and Notes thereto included elsewhere in this annual report on Form 10-K.

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash specialty fertilizer ("SOP") and magnesium chloride. As of December 31, 2015, we operated 13 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada and the largest dedicated rock salt mine in the U.K. in Winsford, Cheshire.  Our salt business sells sodium chloride and magnesium chloride, which is used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, and agricultural and industrial applications. Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America. In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, U.K., which provide services to businesses throughout the U.K.

Company
Highlights

•	Total sales for 2015 were $1,098.7 million, a decrease of 14% from 2014, largely due to mild winter weather in the fourth quarter of 2015 and the weak agriculture market.

•
Net earnings were $159.2 million in 2015, a 27% decrease from 2014. Net earnings in 2014 of $217.9 million were positively impacted by an insurance settlement of $60.6 million (net of tax) related to the tornado that hit our facilities in Goderich, Ontario, in 2011.

•	Adjusted earnings before interest, taxes, depreciation and amortization (adjusted "EBITDA") was $299.7 million, a 2% decrease from 2014 adjusted EBITDA of $305.7 million.

•
Product cost of 46% of sales in 2015 increased from the product cost of 41% in 2014. The 2014 product cost was favorably impacted due to a gain of approximately $82.3 million from the aforementioned settlement.

•	Diluted earnings per share of $4.69 decreased by 27% from 2014 diluted earnings per share.

•	Completed the acquisition of a 35% equity stake in Produquímica Industria e Comercio S.A. ("Produquímica"), a leading Brazilian specialty plant nutrition company.

General
We contract bulk shipping vessels, barges, trucking and rail services to move products from our production facilities to distribution outlets and customers. Our North American salt mines and SOP production facilities are near either water or rail transport systems, which reduces our shipping and handling costs. However, shipping and handling costs still account for a relatively large portion of the total delivered cost of our products. Per-unit salt shipping and handling costs decreased in 2015 from the prior year primarily due to lower fuel costs, which was partially offset by trucking and rail supply constraints. In 2014, per-unit shipping and handling costs were higher due to trucking and rail supply constraints, which were partially offset by lower fuel costs.
Manpower costs, energy costs, packaging, and certain raw material costs, particularly potassium chloride ("KCl"), which can be used to make a portion of our SOP, deicing, and water conditioning products, are also significant. Our production workforce is typically represented by labor unions with multi-year collective bargaining agreements. Our energy costs result from the consumption of electricity with relatively stable, rate-regulated pricing, and natural gas, which can have significant pricing volatility. We manage the pricing volatility of our natural gas purchases with natural gas forward swap contracts up to 36 months in advance of purchases, helping to reduce the impact of short-term spot market price volatility.
We focus on building intrinsic value by improving our EBITDA and by improving our asset quality. We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions. Our goal is to achieve $500 million in EBITDA by 2018.

Salt Segment
Highlights

•	Salt segment sales were $849.0 million, a decrease of 15% from 2014 primarily due to mild winter weather in the fourth quarter of 2015.

•	Salt segment average selling price increased 2% from 2014.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

•	Salt segment volumes were down 17% from 2014.

•
Our operating results are impacted by the winter weather in the markets we serve. We assess the severity of winter weather compared to recent averages, using official government snow data and comparisons of our sales volumes to historical trends and other relevant data. Our assessment of the frequency of winter events in the three past winter weather seasons in the markets we serve are summarized below(a):

2013	Near average in the first quarter
Above average in the fourth quarter
2014	Above average in first quarter
Below average in the fourth quarter
2015	Slightly above average in the first quarter
Significantly below average in the fourth quarter

(a) The number of snow events reported may not directly correlate to Compass Minerals’ deicing results due to a variety of factors, including the relative significance to each city we serve within our market regions. The weather data should be used only as an indicator of year-to-year variations in winter weather conditions in our markets.

General
Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. As a result, our cash flows from salt have not been materially impacted through a variety of economic cycles. We are among the lowest-cost salt producers in our markets due to our high-grade quality salt deposits, which are among the most extensive in the world, and through the use of effective mining techniques and efficient production processes. Since the highway deicing business accounts for nearly half of our annual sales, our business is seasonal, therefore results and cash flows will vary depending on the severity of the winter weather in our markets.
Deicing products, consisting of deicing salt and magnesium chloride used by highway deicing and consumer and industrial customers, constitute a significant portion of our salt segment sales. We use inventory management practices to respond to the varying level of sales demand, which impacts our production volumes, the resulting per-ton cost of inventory, and ultimately profit margins, particularly during the second and third quarters when we build our inventory levels for the upcoming winter. Net earnings are typically lower during the second and third quarters than in the first and fourth quarters.
Not only does the weather affect our highway and consumer and industrial deicing salt sales volumes and resulting gross profit and cash flows, but it also impacts our inventory levels, which influences production volume, the resulting cost per ton, and ultimately our profit margins.

Plant Nutrition Segment
Highlights

•	Plant nutrition sales were $238.4 million, a decrease of 12% from 2014, primarily due to weakness in the agriculture market.

•	Plant nutrition average selling price increased by 12% from 2014.

•	Plant nutrition volumes decreased 21% from 2014 driven by weakness in the agriculture market.

•	Per-unit costs have been unfavorably impacted in 2015 by purchased KCl used to supplement the raw mineral feedstock produced through solar-evaporation at our Ogden, Utah, facility.

General
Our plant nutrition segment includes sales of specialty plant nutrition products including SOP and micronutrient and other products under our Wolf Trax product line. SOP, a specialty potassium fertilizer product which is also an ingredient in specialty fertilizer blends, is used as a potassium source for both high-value and chloride-sensitive crops and turf. The yields and quality of many high-value or chloride-sensitive crops are generally better when SOP is used as a potassium nutrient rather than KCl. Our SOP product is marketed under the brand name Protassium+. Our Wolf Trax product line is produced using proprietary and patented technologies.
Many factors influence the fertilizer market such as world grain and food supply, changes in consumer diets, general levels of economic activity, governmental food programs, and governmental agriculture and energy policies in the U.S. and around the world. Economic factors may impact the amount or type of crop grown in certain locations, or the type or amount of fertilizer product used. Worldwide consumption of potash and other crop nutrients has increased in response to growing populations and the need for additional food supplies. We expect the long-term demand for potassium and other plant nutrients to continue to grow as arable land per capita decreases, thereby necessitating crop yield efficiencies.
Our domestic sales of Protassium+ are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients, such as SOP. Consequently, weather patterns and field conditions in these locations can impact the amount of plant nutrient sales volumes. Additionally, the demand for and market price of Protassium+ may be affected by the broader potash market and the economics of the specialty crops SOP serves.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Our SOP production facility in Ogden, Utah, the largest in North America and one of only four large-scale SOP solar brine evaporation operations in the world, utilizes naturally occurring brines in its production process. The brine moves through a series of solar evaporation ponds over a two- to three-year production cycle.
Since our production process relies on solar evaporation during the summer to produce SOP at our Ogden facility, the intensity of heat and wind speeds and the relative dryness of the weather conditions during that time impacts the amount of solar evaporation which occurs and, correspondingly, the amount of raw SOP mineral feedstock available to convert into finished product. We experienced heavy localized rainfall during the summer of 2014 which limited our deposit of raw materials and resulted in more purchased KCl and/or potassium feedstock in 2015.
In 2013, we began using KCl feedstock to supplement production. As the spread between market prices for SOP and KCl increased, the economics of producing SOP partly from KCl has improved for our unique KCl conversion process. While these KCl purchases increase our expected full-year product cost and reduce the resulting margin percentages, they also are expected to increase the amount of our gross profit. Future purchases of KCl will be based upon several factors, including but not limited to, the cost of utilizing the sourced KCl in our SOP process and SOP and KCl market prices. We currently expect to continue to supplement our pond-based SOP production as long as it is economically feasible to do so. The amount of these purchases will vary by our available pond-based feedstock and end-market demand.
Our SOP production in Saskatchewan, Canada, also purchases KCl, under a long-term supply agreement. One of the production methods uses the brine of Big Quill Lake, which is rich in sodium sulfate, and adds the purchased KCl to create high-purity SOP.

Investments

•	April 2014 - Wolf Trax Inc.

◦	We purchased Wolf Trax Inc. (renamed "Compass Manitoba") for approximately $95.5 million Canadian dollars (approximately $86.5 U.S. dollars at closing).

◦	The acquisition enhanced our position as a key resource for premium plant nutrition products based upon proprietary and patented technologies.

•	December 2015 - Produquímica

◦	The investment in Produquímica was an all-cash transaction valued at approximately R$452.4 million (approximately $114.1 million U.S. dollars at closing).

◦	The investment has been accounted for as an equity method investment in our financial statements.

◦	This is a key step in our plant nutrition growth strategy and provides an attractive entry into Brazil's specialty plant nutrition market.

◦	We expect that this investment will be accretive in its first year, net of our incremental $100 million debt financing.

◦	The agreement also includes a path to full ownership by early 2019 at the latest.

•	Ogden Facility

◦
Over the past several years, we have made investments to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds. Through these investments, we have been able to increase our annual solar harvest and extraction yield and thereby, our production capacity. Our current production capacity is 320,000 tons per year. We have identified opportunities and have begun to further expand our solar-pond-based SOP production capacity. After the completion of this additional expansion, we expect our SOP production capacity to be approximately 550,000 tons, including tons produced using KCl feedstock.

2016 Outlook

•	Assuming normal winter weather for the remainder of 2016, we expect salt segment sales volumes to surpass 2015 results.

•
The plant nutrition outlook continues to be negatively impacted by the overall weakness in the agriculture market, as well as increased imports of SOP driven largely by the current strength of the U.S. dollar.

•	Our 2016 plant nutrition selling prices will be negatively impacted in some geographies as we look to drive SOP sales volumes up to more normal levels.

•	We expect to benefit from improved plant nutrition production costs in the second half of 2016 after we sell through higher-cost KCl inventory from 2015.

•
In February 2016, we announced steps to align our inventories with market demand and we are undergoing a thorough review of our cost structure. This effort is expected to result in a restructuring charge in the first quarter of 2016 of approximately $4 million, or $0.07 per diluted share, related to a workforce reduction of 150 positions. A significant portion of this total results from our investment in continuous mining at its Goderich, Ontario location. We expect the majority of the workforce reduction to be completed by the end of 2016. We expect ongoing annualized savings of approximately $15 million beginning in 2018.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

RESULTS OF OPERATIONS

The following table presents consolidated financial information with respect to sales from our salt and plant nutrition segments for the years ended December 31, 2015, 2014 and 2013. Sales primarily include revenues from the sales of our products, or "product sales," and the impact of shipping and handling costs incurred to deliver salt and plant nutrition products to our customers.
The results of operations of the consolidated records management business and other incidental revenues include sales of $11.3 million, $9.7 million and $10.5 million for 2015, 2014 and 2013, respectively. These revenues are not material to our consolidated financial results and are not included in the following table. The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and the Notes thereto included in this annual report on Form 10-K.

Sales	Year Ended December 31,
	2015	2014	2013
Salt Sales (in millions)
Salt sales	$849.0	$1,002.6	$920.5
Less: salt shipping and handling	239.1	309.3	280.7
Salt product sales	$609.9	$693.3	$639.8
Salt Sales Volumes (thousands of tons)
Highway deicing	8,854	10,694	10,944
Consumer and industrial	2,215	2,596	2,321
Total tons sold	11,069	13,290	13,265
Average Salt Sales Price (per ton)
Highway deicing	$58.62	$57.37	$53.19
Consumer and industrial	148.98	149.89	145.78
Combined	76.70	75.44	69.39
Plant Nutrition Sales (in millions)
Plant nutrition sales	$238.4	$270.2	$198.6
Less: plant nutrition shipping and handling	22.4	28.4	21.0
Plant nutrition product sales	$216.0	$241.8	$177.6
Plant Nutrition Sales Volumes (thousands of tons)	311	396	315
Plant Nutrition Average Price (per ton)	$765	$682	$630

2015 vs. 2014
Salt Product Sales: Decreased 12% or $83.4 million
» Salt sales volumes declined 2.2 million tons or 17% due to lower highway and consumer deicing sales volumes as a result of milder winter weather experienced in the fourth quarter of 2015 when compared to the same period in the prior year.

» Lower sales volumes for North American highway and consumer deicing customers contributed approximately $123 million to the decrease in salt product sales.

» The decrease in North American salt volumes was partially offset by higher U.K. sales volumes.

» Unfavorable foreign currency exchange rates contributed approximately $24 million to the decrease in salt product sales.

» An increase of 2% in highway salt deicing average selling prices and lower per-unit shipping and handling costs compared to the prior year partially offset the decline in product sales.

2014 vs. 2013
Salt Product Sales: Increased 8% or $53.5 million
» Higher sales volumes for our consumer and industrial products contributed $49 million to the increase in salt product sales.

» Salt sales volumes increased due to higher highway and consumer deicing sales volumes principally due to the more severe winter weather experienced in the first quarter of 2014 in North America when compared to the same period in the prior year.

» The increase in salt volumes was offset by lower U.K. sales volumes due to the mild winter in that region.

» An increase of 8% in salt highway deicing average selling prices, due to higher contract sales in the latter half of 2014, contributed approximately $23 million to the increase in salt product sales.

» The increase in salt product sales was offset by differences in exchange rates used to translate our operations denominated in foreign currencies into U.S. dollars of approximately $13 million and the loss of a supply contract for our consumer and industrial products.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

2015 vs. 2014
Plant Nutrition Product Sales: Decreased 11% or $25.8 million
» Plant nutrition sales volumes declined 85,000 tons or 21% and contributed approximately $49 million to the decrease in plant nutrition product sales.

» The 12% increase in plant nutrition average selling price partially offset the decrease in plant nutrition product sales by approximately $23 million.

2014 vs. 2013
Plant Nutrition Product Sales: Increased 36% or $64.2 million
» Plant nutrition sales volumes increased 81,000 tons or 26% and contributed approximately $46 million to the increase in plant nutrition product sales.

» The acquisition of our Compass Manitoba business in 2014 contributed to the increase of 8% in our average selling prices when compared to 2013.

Gross Profit

2015 vs. 2014
Gross Profit: Decreased $91.3 million or 22% Decreased 3 percentage points from 33% to 30% as a percentage of sales
» Approximately $83 million of the decrease in gross profit was due to the gain recognized in the salt segment in 2014 from the settlement of the insurance claim related to the tornado in Goderich, Ontario, in 2011.

» Unfavorable exchange rate contributed approximately $7 million to the decrease in salt gross profit.

» Salt gross profit was unfavorably impacted by lower sales volume for highway and consumer and industrial deicing products which were offset partially by higher salt sales realized.

» Lower gross profit for the plant nutrition segment contributed approximately $15 million to the decrease in gross profit primarily due to lower sales volumes.

» Gross profit for the plant nutrition segment was unfavorably impacted by lower plant nutrition sales volumes and an increase in per-unit production costs. Per-unit production costs increased as we purchased and consumed KCl and other mineral feedstock to supplement production due to the poor 2014 evaporation season.

» The decrease in plant nutrition gross profit was partially offset by higher realized average sales prices.

2014 vs. 2013
Gross Profit: Increased $135.4 million or 47% Increased 8 percentage points from 25% to 33% as percentage of sales
» Gross profit for the salt segment contributed approximately $113 million to the increase in gross profit which included a settlement of $82.3 million for the insurance claim related to the tornado in Goderich, Ontario, in 2011.

» Gross profit for the salt segment was also favorably impacted by higher sales volumes for consumer and industrial products, higher deicing average selling prices and lower per-unit costs in 2014 due to higher production volumes at our North American rock salt mines.

» The increase in salt gross profit was offset partially by the impact of purchased rock salt to supplement our production, higher logistics costs and the impact of exchange rates used to translate our operations denominated in foreign currencies in U.S. dollars in 2014, which unfavorably impacted salt gross profit by $9 million.

» Gross profit for the plant nutrition segment contributed approximately $26 million primarily due to higher sales volumes.

» In addition, the acquisition of our Compass Manitoba business in April 2014 increased plant nutrition gross profit.

» Increases in plant nutrition gross profit were partially offset by higher use of purchased KCl in 2014, which increased per-unit costs and the impact of gain of $9 million recognized in 2013 from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our Ogden facility in 2010.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Selling, General and Administrative ("SG&A") Expenses

2015 vs. 2014
SG&A: Decreased $1.7 million or 2% Increased to 9.9% from 8.6% as a percentage of sales
» The decrease in expense was due to lower professional services expenses in both segments, which totaled approximately $2.8 million in comparison to the prior year.

» SG&A in 2015 was also impacted by lower incentive compensation in both segments and corporate and other, which totaled approximately $2.2 million.

» The decrease was partially offset by an increase in costs in corporate and other related to information technology and ongoing costs related to our Compass Manitoba business in our plant nutrition segment.

2014 vs. 2013
SG&A: Increased $10.0 million or 10% Decreased to 8.6% from 8.9% as a percentage of sales
» The increase was primarily due to the acquisition and increased ongoing costs associated with the Compass Manitoba business in our plant nutrition segment which totaled $9.5 million.

» SG&A in 2014 was also affected by higher incentive compensation in both segments and corporate and other, which totaled approximately $1.8 million.

» The increases were partially offset by lower corporate salaries due to a reorganization of our management in 2013.

Interest Expense

2015 vs. 2014
Interest Expense: Increased $1.4 million to $21.5 million
» The increase was primarily due to the refinancing of our $100.0 million senior notes ("8% Senior Notes") with $250.0 million senior notes ("4.875% Senior Notes") in June 2014.

2014 vs. 2013
Interest Expense: Increased $2.2 million to $20.1 million
» The increase was primarily due to the refinancing of our $100.0 million senior notes with $250.0 million senior notes in June 2014.

Other Income, Net

2015 vs. 2014
Other Income, Net: Increased $13.7 million to $14.6 million
» Net foreign exchange gains increased from $6.6 million in 2014 to $13.9 million in 2015 and contributed to the year over year improvement.

» The increase was due in part to a $6.9 million charge relating to the refinancing of our senior notes in June 2014.

2014 vs. 2013
Other Income, Net: Decreased $5.5 million to $0.9 million
» The decrease in other income was primarily due to a charge of $6.9 million relating to the refinancing of our senior notes in June 2014.

» Net foreign exchange gains increased from $4.9 million in 2013 to $6.6 million in 2014.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Income Tax Expense

2015 vs. 2014
*Income Tax Expense: Decreased $18.6 million to $55.3 million
» Decrease primarily due to lower pre-tax income.

2014 vs. 2013
*Income Tax Expense: Increased $30.6 million to $73.9 million
» Increase primarily due to higher pre-tax income.

*Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes. Our effective tax rate was 26% in 2015 and 25% in both 2014 and 2013.

Liquidity and Capital Resources
Overview
Over the last several years, we have made significant investments in order to strengthen our operational capabilities.

•	We continue to invest in our Goderich mine to increase our annual available salt production capability to 9.0 million tons as demand warrants.

•
We have invested in our Ogden facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds. The objectives have included modifying our existing solar evaporation ponds to increase the annual solar harvest and increasing the extraction yield and processing capacity of our SOP plant. These improvements have increased our current annual solar-pond-based SOP production capacity to 320,000 tons.

•
We have identified opportunities and have begun to further expand our solar pond-based SOP production capacity. After the completion of this additional expansion, we expect our SOP production capacity to be approximately 550,000 tons, including tons produced using KCl feedstock.

•
In 2012, we acquired the mining rights to approximately 100 million tons of salt reserves in the Chilean Atacama Desert. This reserve estimate is based upon an initial report. We will need to complete a feasibility study before we proceed with the development of this project to ensure our salt reserves are probable. The development of this project will require significant infrastructure to establish extraction and logistics capabilities. In the event that production begins, we will be required to pay the seller royalties on any tons produced. In 2015, prepaid royalty payments began and will be required until production activities begin.

•
In 2014, we completed the acquisition of Wolf Trax, Inc., a privately-held Canadian corporation (renamed "Compass Manitoba"). The acquisition enhanced our position as a key resource for premium plant nutrition products by adding innovative crop nutrient products based upon proprietary and patented technologies.

•
In December 2015, we completed the acquisition of a 35% equity stake in Produquímica, one of Brazil’s leading manufacturers and distributors of specialty plant nutrients. The all-cash transaction was valued at R$452.4 million (approximately $114.1 million U.S. dollars at closing), subject to customary post-closing adjustments. We acquired 6% of the common shares at closing and have approximately 29% of preferred shares that will be converted to common shares upon the settlement of certain post-closing adjustments, including possible additional consideration. The additional consideration will be based upon 2015 adjusted EBITDA, as defined in the agreements. Terms of the investment provide an opportunity for the Company to acquire the remainder of Produquímica by early 2019 at the latest.

As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our senior secured credit facilities, including the total leverage ratio and interest coverage ratio, in order to make payments on our 4.875% Senior Notes or pay dividends to our stockholders. We must also comply with the terms of our indenture, which limits the amount of dividends we can pay to our stockholders. We are in compliance with our debt covenants as of December 31, 2015. See Note 10 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements; ongoing debt service; and sustaining investment in property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. We have been able to manage our cash flows generated and used across the Company to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2015, we had $54.4 million of cash and cash equivalents (in the consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we experience large changes in our working capital requirements from quarter to quarter. Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

second quarter. When needed, we fund short-term working capital requirements by accessing our $125 million revolving line of credit ("Revolving Credit Facility"). Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.
In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are, to some extent, impacted by the values charged on the transfer of our products between them. We calculate values charged on transfers based on guidelines established by a multi-national organization which publishes accepted tax guidelines recognized in all of the jurisdictions in which we operate, and those calculated values are the basis upon which our subsidiary income taxes, profits and cash flows are realized. Some of our calculated values have been approved by taxing authorities for certain periods, while the values for those same periods or different periods have been challenged by the same or other taxing authorities. While we believe our calculations are proper and consistent with the accepted guidelines, we can make no assurance that the final resolution of these matters with all of the relevant taxing authorities will be consistent with our existing calculations and resulting financial statements. Additionally, the timing for settling these challenges may not occur for many years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested earnings and the tax-efficient access to consolidated cash on hand in all jurisdictions, as well as future cash flows from operations.
See Note 8 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.
As part of the Produquímica investment, the majority shareholders have a put option that may be exercised in October of 2016, 2017 or 2018 to sell the remaining equity stake in Produquímica. The funding and closing of the acquisition would occur early the following year, subject to regulatory review. We also have a call option that is exercisable in October 2018. The option exercise price is based on full-year EBITDA at a multiple of 9.4x (2016), 9.3x (2017) or 9.2x (2018). If the majority shareholders notify us of their intent to exercise, the expected closing date would be early 2017, subject to regulatory review. The majority shareholders have similar options and timing requirements to notify us of their intent to sell their equity stake in both 2017 and 2018. The Company's call option occurs in 2018. Currently, we estimate that the cost to purchase the remaining equity in Produquímica would be approximately $230 to $250 million U.S. dollars based upon their projected performance and current exchange rates.  In addition, we expect to assume debt denominated in Brazilian Reals of approximately $100 million U.S. dollars; however, the ultimate amount of consideration paid for the acquisition will be dependent upon the future performance of Produquímica and the exchange rate of the Brazilian Real to U.S. dollars. To fund the acquisition, we may need to obtain new financing, use other sources, cash on hand or any combination thereof.
See Note 4 to our Consolidated Financial Statements for a discussion regarding a tornado that struck our salt mine and our salt mechanical evaporation plant in Goderich, Ontario, in August 2011.
In the fourth quarter of 2013, we recognized a gain and received cash totaling $9 million in product cost in our consolidated statements of operations and in operating activities in our consolidated statements of cash flows, respectively, from the settlement of a claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010.
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

2015	2014	2013
Operating Activities:

» Working capital items were a use of operating cash flows of $108.5 million in 2015 compared to a source of operating cash flows of $4.5 million in the prior year.

» This working capital use of $108.5 million is primarily related to the mild winter weather in the fourth quarter of 2015 and a weak agriculture market.

» Net earnings increased $87.1 million from the prior year.

» This included a non-cash gain of $60.6 million (net of tax) related to the tornado insurance settlement which reduced our cash flows from operations.

» Working capital items were a source of operating cash flows of $4.5 million in 2014 compared to a source of $20.4 million in the prior year.

» Net earnings increased $41.9 million from the prior year.

» Working capital items were a source of operating cash flows of $20.4 million in 2013 compared to a use of operating cash flows of $36.8 million in the prior year.

Investing Activities:
» Net cash flows used by investing activities included $217.6 million of capital expenditures and an equity investment of $116.4 million.
» Net cash flows used by investing activities included $125.2 million of capital expenditures, partially offset by tornado insurance proceeds.

» We also acquired Wolf Trax, Inc. for $86.5 million in 2014.

» Net cash flows used by investing activities included $122.7 million of capital expenditures, partially offset by insurance advances related to the Goderich tornado.

» Capital expenditures included $15.0 million for replacement of property, plant and equipment damaged or destroyed by the tornado.

Financing Activities:
» The source of financing cash flows was primarily related to the new debt obtained to finance the investment in Produquímica of $100 million, partially offset by the payment of dividends of $89.4 million.

» The source of financing cash flows included the refinancing of our Senior Notes and proceeds received from stock option exercises of $7.5 million, partially offset by the payment of dividends of $80.7 million and debt payments of $3.9 million.
» Net cash flows used by financing activities included $73.1 million in dividend payments and $3.9 million of debt, partially offset by proceeds from stock option exercises of $10.6 million.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Capital Resources
We believe our primary sources of liquidity will continue to be cash flow from operations and borrowings under our Revolving Credit Facility. We believe that our current banking syndicate is secure and believe we will have access to our entire Revolving Credit Facility. We expect that ongoing requirements for debt service and committed or sustaining capital expenditures will primarily be funded from these sources. See Note 4 to our Consolidated Financial Statements for a discussion of cash received related to a tornado that struck our mine and evaporation plant in Goderich, Ontario, in August 2011.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A., "Risk Factors – Our indebtedness could adversely affect our financial condition and impair our ability to operate our business." Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flows. As discussed in Note 10 to the Consolidated Financial Statements, at December 31, 2015, we had $727.0 million of outstanding indebtedness consisting of $250.0 million 4.875% Senior Notes due 2024 and $477.0 million of borrowings outstanding under our senior secured credit agreement ("Credit Agreement"), including $4.5 million borrowed against our Revolving Credit Facility. Letters of credit totaling $5.6 million reduced available borrowing capacity under the Revolving Credit Facility to $114.9 million.  In 2016, we may borrow amounts under the Revolving Credit Facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures, and for other general corporate purposes.
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
We have various foreign and state net operating loss ("NOL") carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. We cannot make any assurance that we will be able to use all of our NOL carryforwards to offset future taxable income, or that the NOL carryforwards will not become subject to additional limitations due to future ownership changes. At December 31, 2015, the Company had approximately $3.6 million of gross foreign federal NOL carryforwards that have no expiration date, $1.7 million of gross foreign federal NOL carryforwards which expire in 2033 and $0.2 million of net operating tax-effected state NOL carryforwards which expire in 2033.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations. Although the fair value of the plan's assets are slightly in excess of the accumulated benefit obligations, we expect to be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2015, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Contractual Obligations
Our contractual cash obligations and commitments as of December 31, 2015, are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2016	2017	2018	2019	2020	Thereafter
Long-term Debt	$727.0	$4.9	$472.1	$—	$—	$—	$250.0
Interest (a)	118.1	22.4	16.0	12.2	12.2	12.2	43.1
Operating Leases (b)	40.0	15.7	9.7	4.1	3.6	1.9	5.0
Unconditional Purchase Obligations (c)	190.6	57.6	35.0	33.0	32.5	32.5	—
Estimated Future Pension Benefit Obligations (d)	66.9	2.8	2.9	3.0	3.1	3.3	51.8
Total Contractual Cash Obligations	$1,142.6	$103.4	$535.7	$52.3	$51.4	$49.9	$349.9

Other Commitments	Total	2016	2017	2018	2019	2020	Thereafter
Letters of Credit	$5.6	$5.6	$—	$—	$—	$—	$—
Bank Letter Guarantees (e)	44.1	44.1	—	—	—	—	—
Performance Bonds (e)	106.7	101.4	5.3	—	—	—	—
Total Other Commitments	$156.4	$151.1	$5.3	$—	$—	$—	$—

(a)
Based on maintaining existing debt balances to maturity. Interest on the Credit Agreement varies with the Eurodollar rate. The December 31, 2015, blended rate of 3.1%, including the applicable spread, was used for this calculation. The amounts in the table do not include interest payments of approximately $1 million in 2016 and approximately $4 million each year thereafter which may be required to be deposited with the taxing authorities if other collateral arrangements cannot be made as long as the dispute remains outstanding. Note 8 to Consolidated Financial Statements provides additional information related to our Canadian tax reassessments.

(b)	We lease property and equipment under non-cancelable operating leases for varying periods.

(c)
We have long-term contracts to purchase certain amounts of electricity and a minimum tonnage of salt and KCl under purchase contracts. The price of the salt is dependent on the product purchased and has been estimated based on an average of the prices in effect for the various products at December 31, 2015, and adjusted based upon estimated price increases for 2016. The price of KCl is based upon contract rates. In addition, we have minimum throughput commitments in certain depots.

(d)	Note 9 to our Consolidated Financial Statements provides additional information.

(e)	Note 12 to our Consolidated Financial Statements provides additional information.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of Compass Minerals. While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of our ongoing operating performance ("Adjusted EBITDA"). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations due to our resource allocation, financing methods and cost of capital, and income tax positions, which are managed at a corporate level apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items including refinancing costs and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues.  Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation. The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2015	2014	2013
Net earnings	$159.2	$217.9	$130.8
Interest expense	21.5	20.1	17.9
Income tax expense	55.3	73.9	43.3
Depreciation, depletion and amortization	78.3	78.0	73.0
EBITDA	$314.3	$389.9	$265.0
Adjustments to EBITDA:
Gain from insurance settlement	$—	$(83.3)	$(9.0)
Estimated costs of a legal ruling	—	—	4.7
Fees and premiums paid to redeem debt	—	4.0	—
Write-off of unamortized deferred financing fees and original issue discount	—	2.9	—
Other income, net	(14.6)	(7.8)	(6.4)
Adjusted EBITDA	$299.7	$305.7	$254.3

In connection with the refinancing of our 8% Senior Notes in 2014, the Company paid $4.0 million for call premiums and wrote-off $1.4 million of the Company’s unamortized deferred financing costs and approximately $1.5 million of original issue discount, each related to the 8% Senior Notes. In the third quarter of 2014, we settled our insurance claim relating to the damage sustained as a result of the tornado and recognized a gain of $83.3 million in our consolidated statements of operations. In the fourth quarter of 2013, we recognized a gain of $9 million from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010 and a charge of $4.7 million for a ruling related to a labor matter in our consolidated statements of operations. EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. In 2015, our results were unfavorably impacted by mild winter weather in the markets we serve. Conversely, our 2014 and 2013 operating results were favorably impacted by the winter weather in the markets we serve.

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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

accounting policies and estimates that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require management’s most subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Mineral Interests – As of December 31, 2015, we maintained $127.5 million of net mineral properties as a part of property, plant and equipment.  Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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
In evaluating our ability to realize our deferred tax assets, we consider the sources and timing of taxable income, our ability to carry back tax attributes to prior periods, qualifying tax planning, and estimates of future taxable income exclusive of reversing temporary differences. In determining future taxable income, our assumptions include the amount of pre-tax operating income according to multiple federal, international and state taxing jurisdictions, the origination of future temporary differences, and the implementation of feasible and prudent tax planning. These assumptions require significant judgment about material estimates, assumptions and uncertainties in connection with the forecasts of future taxable income, the merits in tax law. and assessments regarding previous taxing authorities’ proceedings or written rulings, and, while they are consistent with the plans and estimates we use to manage the underlying businesses, differences in our actual operating results or changes in our tax planning, tax credits or our assessment of the tax merits of our positions could affect our future assessments.
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

Taxes on Foreign Earnings – Our effective tax rate reflects the impact of undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S., but would be subject to U.S. federal income taxes and foreign withholding taxes, less applicable foreign tax credits or deductions.

U.K. Pension Plan – We have a defined benefit pension plan covering some of our current and former employees in the U.K.  The U.K. plan was closed to new participants in 1992. As we elected to freeze the plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select the actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding or to increase pension expense or our pension liability. An adverse change of 25 basis points in our discount rate would have increased our projected benefit obligation as of December 31, 2015, by approximately $2.3 million and would decrease our net periodic pension benefit for 2016 by approximately $0.3 million. An adverse change of 25 basis points in our expected return on assets assumption as of December 31, 2015, would decrease our net periodic benefit for 2016 by approximately $0.2 million.
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

reasonably impact the plan’s available assets, and when special early-retirement payments or other inducements are made to pensioners. Contributions totaled $1.5 million, $1.6 million and $1.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. If supplemental benefits were approved and granted under the provisions of the plan, or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits. See Note 9 to the Consolidated Financial Statements for additional discussion of our pension plan.

Other Significant Accounting Policies – Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our consolidated financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of inventory reserves, valuation of equity compensation instruments, derivative instruments and environmental accruals require judgments on complex matters.

Effects of Currency Fluctuations and Inflation

Our operations outside of the U.S. are conducted primarily in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars and British pounds sterling also being significant. We generated 25% of our 2015 sales in foreign currencies, and we incurred 26% of our 2015 total operating expenses in foreign currencies. Additionally, we have $616.5 million of net assets denominated in foreign currencies. In 2013, the average rate for the U.S. dollar strengthened against the Canadian dollar and the British pound sterling, which had a negative impact on sales, operating earnings and Canadian dollar-denominated reported assets. The U.S. dollar weakened slightly against the British pound sterling as of the end of 2013, which had a favorable impact on British pound sterling-denominated reported assets. In 2014 and 2015, the average rate for the U.S. dollar strengthened against the Canadian dollar and the British pound sterling, which had a negative impact on sales, operating earnings and reported assets. Significant changes in the value of the Canadian dollar or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
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

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Interest Rate Risk

As of December 31, 2015, we had $477.0 million of debt outstanding under our Credit Agreement, bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

unhedged. Assuming no change in the amount of term loan or Revolving Credit Facility outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $4.8 million based upon our debt outstanding as of December 31, 2015. Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2015, a significant portion of the investments in the U.K. pension plan are in bond funds. Changes in interest rates could impact the value of the investments in the pension plan.

Foreign Currency Risk

In addition to the U.S., we primarily conduct our business in Canada and the U.K. In December 2015, we completed our acquisition of a 35% equity stake in Produquímica, a Brazilian corporation. Our equity earnings in Produquímica and purchase options will be subject to foreign currency risk. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We do not engage in hedging for speculative investment purposes. Our historical results do not reflect any foreign currency exchange hedging activity. There can be no assurance that any hedging operations will eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1A., "Risk Factors – Economic and other risks associated with international sales and operations could adversely affect our business, including economic loss and have a negative impact on earnings."
Considering our foreign earnings, a hypothetical 10% unfavorable change in the exchange rates compared to the U.S. dollar would have an estimated $0.9 million impact on operating earnings for the year ended December 31, 2015. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk: Commodity Derivative Instruments and Hedging Activities

We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas. We may hedge up to approximately 90% of our expected natural gas usage. Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences. We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2015, the amount of natural gas hedged with derivative contracts totaled 2.8 million MMBtus, of which 2.2 million expire within one year and 0.6 million expire in the following year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2015, would have increased our cost of sales by approximately $0.4 million. Actual results will vary due to actual changes in market prices and consumption.
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Compass Minerals International, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2016 expressed an unqualified opinion thereon.

Kansas City, Missouri	/s/ Ernst & Young LLP
February 22, 2016

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Compass Minerals International, Inc.

We have audited Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Compass Minerals International, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Compass Minerals International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Compass Minerals International, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Compass Minerals International, Inc. and our report dated February 22, 2016 expressed an unqualified opinion thereon.

Kansas City, Missouri	/s/ Ernst & Young LLP
February 22, 2016

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$58.4	$266.8
Receivables, less allowance for doubtful accounts of $1.3 in 2015 and $1.4 in 2014	147.8	213.0
Inventories	275.3	199.0
Deferred income taxes, net	—	9.7
Other	30.8	14.2
Total current assets	512.3	702.7
Property, plant and equipment, net	800.7	700.9
Intangible assets, net	85.3	106.2
Goodwill	58.1	68.5
Investment in equity investee	116.4	—
Other	56.1	58.9
Total assets	$1,628.9	$1,637.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$4.9	$3.9
Accounts payable	80.7	97.6
Accrued expenses	48.9	60.6
Accrued salaries and wages	15.2	24.4
Income taxes payable	14.8	44.4
Accrued interest	6.3	6.8
Total current liabilities	170.8	237.7
Long-term debt, net of current portion	722.1	622.5
Deferred income taxes, net	71.3	88.9
Other noncurrent liabilities	25.0	34.5
Commitments and contingencies (Note 12)
Stockholders' equity:
Common Stock:
$0.01 par value, authorized shares – 200,000,000; issued shares – 35,367,264	0.4	0.4
Additional paid-in capital	91.7	82.5
Treasury stock, at cost – 1,665,731 shares at December 31, 2015 and 1,757,997 shares at December 31, 2014	(3.2)	(3.3)
Retained earnings	659.1	589.5
Accumulated other comprehensive loss	(108.3)	(15.5)
Total stockholders' equity	639.7	653.6
Total liabilities and stockholders' equity	$1,628.9	$1,637.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2015	2014	2013
Sales	$1,098.7	$1,282.5	$1,129.6
Shipping and handling cost	261.5	337.7	301.7
Product cost (Note 4)	507.1	523.4	541.9
Gross profit	330.1	421.4	286.0
Selling, general and administrative expenses	108.7	110.4	100.4
Operating earnings	221.4	311.0	185.6
Other (income) expense:
Interest expense	21.5	20.1	17.9
Other, net	(14.6)	(0.9)	(6.4)
Earnings before income taxes	214.5	291.8	174.1
Income tax expense	55.3	73.9	43.3
Net earnings	$159.2	$217.9	$130.8
Basic net earnings per common share	$4.70	$6.45	$3.89
Diluted net earnings per common share	$4.69	$6.44	$3.88
Weighted-average common shares outstanding (in thousands):
Basic	33,677	33,557	33,403
Diluted	33,692	33,581	33,420
Cash dividends per share	$2.64	$2.40	$2.18

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
(In millions)	2015	2014	2013
Net earnings	$159.2	$217.9	$130.8
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension costs, net of tax of $(1.2), $(0.1) and $(0.2) in 2015, 2014 and 2013	5.2	0.3	0.3
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.3), $1.4 and $(0.6) in 2015, 2014 and 2013	0.4	(2.3)	1.0
Cumulative translation adjustment	(98.4)	(48.0)	(24.4)
Comprehensive income	$66.4	$167.9	$107.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Consolidated Statements of Stockholders' Equity

(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2012	$0.4	$54.5	$(4.0)	$395.0	$57.6	$503.5
Comprehensive income				130.8	(23.1)	107.7
Dividends on common stock/equity awards				(73.3)		(73.3)
Shares issued for stock units		(0.1)	0.1			—
Income tax benefits from equity awards		0.6				0.6
Stock options exercised		10.3	0.3			10.6
Stock-based compensation		5.1				5.1
Balance, December 31, 2013	$0.4	$70.4	$(3.6)	$452.5	$34.5	$554.2
Comprehensive income				217.9	(50.0)	167.9
Dividends on common stock/equity awards		0.2		(80.9)		(80.7)
Shares issued for stock units		(0.1)	0.1			—
Income tax deficiencies from equity awards		(0.2)				(0.2)
Stock options exercised		7.3	0.2			7.5
Stock-based compensation		4.9				4.9
Balance, December 31, 2014	$0.4	$82.5	$(3.3)	$589.5	$(15.5)	$653.6
Comprehensive income				159.2	(92.8)	66.4
Dividends on common stock/equity awards		0.2		(89.6)		(89.4)
Income tax benefits from equity awards		0.5				0.5
Stock options exercised		2.4	0.1			2.5
Stock-based compensation		6.1				6.1
Balance, December 31, 2015	$0.4	$91.7	$(3.2)	$659.1	$(108.3)	$639.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2015	2014	2013
Cash flows from operating activities:
Net earnings	$159.2	$217.9	$130.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	78.3	78.0	73.0
Finance fee amortization	1.2	1.2	1.2
Early extinguishment and refinancing of long-term debt	—	6.9	—
Stock-based compensation	6.1	4.9	5.1
Deferred income taxes	(0.1)	3.6	(0.2)
Gain from insurance settlement	—	(83.3)	—
Other, net	4.2	0.8	1.7
Asset impairment charges, Goderich tornado	—	—	0.2
Insurance receipts for operating purposes, Goderich tornado	—	11.9	5.5
Changes in operating assets and liabilities, net of acquisition:
Receivables	59.0	(4.4)	(71.7)
Inventories	(90.5)	(21.9)	45.7
Other assets	(11.3)	(4.7)	1.3
Accounts payable, income taxes payable and accrued expenses	(65.7)	35.5	45.1
Other liabilities	(2.5)	(3.5)	0.6
Net cash provided by operating activities	137.9	242.9	238.3
Cash flows from investing activities:
Capital expenditures	(217.6)	(125.2)	(122.7)
Investment in equity method investee	(116.4)	—	—
Insurance receipts for investment purposes, Goderich tornado	—	19.4	14.2
Acquisition of a business	—	(86.5)	—
Other, net	(1.4)	3.1	2.4
Net cash used in investing activities	(335.4)	(189.2)	(106.1)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	100.0	250.0	—
Proceeds from revolving credit facility borrowings	50.0	—	—
Principal payments on long-term debt	(3.9)	(102.4)	(3.9)
Principal payments on revolving credit facility borrowings	(45.5)	—	—
Premium and other payments to refinance debt	—	(5.5)	—
Deferred financing costs	—	(4.1)	(0.6)
Dividends paid	(89.4)	(80.7)	(73.1)
Proceeds received from stock option exercises	2.5	7.5	10.6
Excess tax benefits (deficiencies) from equity compensation awards	0.5	(0.2)	0.6
Net cash provided by (used in) financing activities	14.2	64.6	(66.4)
Effect of exchange rate changes on cash and cash equivalents	(25.1)	(11.1)	(6.3)
Net change in cash and cash equivalents	(208.4)	107.2	59.5
Cash and cash equivalents, beginning of the year	266.8	159.6	100.1
Cash and cash equivalents, end of year	$58.4	$266.8	$159.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$20.5	$13.1	$17.4
Income taxes paid, net of refunds	$89.4	$36.2	$24.7
In connection with the acquisition of Wolf Trax, Inc., the Company assumed liabilities as follows (in millions):
Fair value of assets acquired		$99.2
Cash paid during the year ended December 31, 2014		(86.5)
Liabilities assumed		$12.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Notes to Consolidated Financial Statements

1.    ORGANIZATION AND FORMATION

Compass Minerals International, Inc., through its subsidiaries ("CMP", "Compass Minerals", or the "Company"), is a producer and marketer of essential mineral products with manufacturing sites in North America and the United Kingdom ("U.K."). Its principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash ("SOP"), a specialty fertilizer the Company markets under the trade name Protassium+. Additionally, the Company sells various premium micronutrient products under its Wolf Trax brand.  The Company provides highway deicing products to customers in North America and the U.K., and plant nutrients to growers and fertilizer distributors worldwide. The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications. Compass Minerals also provides records management services to businesses located in the U.K.
Compass Minerals International, Inc. is a holding company with no operations other than those of its wholly owned subsidiaries.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") as included in the Accounting Standards Codification requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of Consolidation:
The Company’s consolidated financial statements include the accounts of Compass Minerals International, Inc. and its wholly owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

c. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive income (loss).  The Company recorded foreign exchange losses of approximately $(33.7) million, $(18.4) million and $(15.0) million in 2015, 2014 and 2013, respectively, in accumulated other comprehensive income (loss) related to intercompany notes which were deemed to be of long-term investment nature. Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other income, for the years ended December 31, 2015, 2014 and 2013, were $13.9 million, $6.6 million and $4.9 million, respectively.

d. Revenue Recognition:
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

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

h. Other Current Assets:
In the fourth quarter of 2015, the Company began marketing assets it held which were used for farming. The Company intends to sell these assets in 2016. The Company has performed an impairment analysis and concluded that the fair market value of these assets exceeds their carrying value. These assets have been recorded at the lower of cost or market less selling costs in other current assets as of December 31, 2015. The amounts classified as held for sale include inventory of approximately $2.7 million, property, plant and equipment of approximately $2.8 million and water rights of approximately $5.2 million. The remaining amounts as of December 31, 2015, and the amounts recorded as of December 31, 2014, consist principally of prepaid expenses.

i. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized.  Maintenance and repairs are expensed as incurred.  Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests.  The mineral interests for the Company’s Winsford U.K. mine are owned.  The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Ogden facility and several of its other facilities.  These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.  The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases.  The mineral lease for the Cote Blanche mine expires in 2060 with two additional 25-year renewal periods.  The Goderich mine mineral reserve lease expires in 2022 with our option to renew until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term.  The Ogden facility mineral reserve lease renews annually.  The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate.  The Company’s leased mineral interests are primarily depleted on a units-of-production basis over the respective estimated lives of mineral deposits not to exceed 99 years.  The weighted average amortization period for these probable mineral reserves is 81 years as of December 31, 2015.  The Company also owns other mineral properties.  The weighted average life for these probable owned mineral reserves is 42 years as of December 31, 2015 based upon current annual capacities.
Buildings and structures are depreciated on a straight line basis over lives generally ranging from 10 to 30 years.  Portable buildings generally have shorter lives than permanent structures.  Leasehold and building improvements typically have shorter estimated lives of 5 to 20 years or lower based on the life of the lease to which the improvement relates.
The Company’s other fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of the Company’s different classes of property, plant and equipment:

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	5 to 40
Machinery and equipment – vehicles	3 to 10
Machinery and equipment – other mining and production	3 to 50
Office furniture and equipment	3 to 10
Mineral interests	20 to 99

The Company has capitalized computer software costs of $28.0 million and $16.9 million as of December 31, 2015 and 2014, respectively, recorded in property, plant and equipment.  The capitalized costs are being amortized over 5 years.  The Company recorded $2.2 million, $1.6 million and $1.3 million of amortization expense for 2015, 2014 and 2013, respectively.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

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

 j. Goodwill and Intangible Assets:
The Company amortizes its intangible assets deemed to have finite lives on a straight-line basis over their estimated useful lives which, for Compass Minerals, range from 5 to 50 years.  The Company reviews goodwill and other indefinite-lived intangible assets annually for impairment.  In addition, goodwill and other intangible assets are reviewed when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.
During the fourth quarter of 2015, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment testing from December 1, to the first day of the fourth quarter, October 1. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill and indefinite-lived intangible asset impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic forecasting and budgeting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

k. Investment
Our investment in a Brazilian manufacturer and distributor of specialty plant nutrients (see Note 3) is accounted for using the equity method, as our ownership interest is 50% or less and allows us to exercise significant influence over the operating and financial policies of the investee. In accordance with the equity method, our original investment was recorded at cost (including certain capitalized transaction costs) and will be adjusted by our share of the investee’s undistributed earnings and losses.

l. Other Noncurrent Assets:
Other noncurrent assets include deferred financing costs of $8.5 million as of December 31, 2015 and 2014 with accumulated amortization of $3.9 million and $2.7 million as of December 31, 2015 and 2014, respectively. In connection with the debt refinancing in June 2014, the Company incurred approximately $8.1 million of costs, including $4.1 million of fees that were capitalized as deferred financing costs related to the $250.0 million senior notes ("4.875% Senior Notes") and $4.0 million in call premiums.  The $4.0 million paid for call premiums along with the write-off of $1.4 million of the Company’s unamortized deferred financing costs and approximately $1.5 million of original issue discount, each related to the $100.0 million senior notes ("8% Senior Notes"), were recorded in other expense in the consolidated statements of operations for 2014.  In December 2013, the Company amended and extended to August 2017 (previously October 2015) its existing revolving credit facility.  In connection with this transaction, the Company paid and capitalized approximately $0.6 million of deferred financing costs. Deferred financing costs are being amortized to interest expense over the terms of the debt to which the costs relate.
Certain inventories of spare parts and related inventory, net of reserve, of approximately $11.0 million and $13.7 million at December 31, 2015 and 2014, respectively, which will be utilized with respect to long-lived assets, have been classified in the consolidated balance sheets as other noncurrent assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 9.  As of December 31, 2015 and 2014, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $1.6 million and $1.9 million, respectively, were included in other noncurrent assets in the consolidated balance sheets.  The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other (income) expense, net in the consolidated statements of operations.

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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

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

n. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. The Company’s environmental accrual was $1.4 million and $1.5 million at December 31, 2015 and 2014, respectively.

o. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the board of directors of Compass Minerals, whereby stock options, restricted stock units, deferred stock units and performance stock units are granted to employees or directors of the Company. See Note 13 for additional discussion.

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

r. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S., and throughout Canada and the U.K.  The Company’s plant nutrition products are sold across North America and internationally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2015, or more than 10% of accounts receivable at December 31, 2015 or 2014.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

s. Recent Accounting Pronouncements:
In November 2015, the Financial Accounting Standards Board ("FASB") issued guidance which simplifies the presentation of deferred income taxes by eliminating the requirement that an entity separate deferred income tax assets and liabilities into current and noncurrent in a classified statement of financial position. Under this guidance, deferred tax assets and liabilities are required to be classified as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has elected to prospectively adopt the accounting standard as of the beginning of the Company's fourth quarter of 2015. Prior periods in our Consolidated Financial Statements were not retrospectively adjusted.
In July 2015, the FASB issued guidance that requires entities to measure inventory within the scope of the standard at the lower of cost or net realizable value. "Net realizable value" is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.
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
In April 2015, the FASB issued guidance which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the related debt liability rather than an asset.  The recognition and measurement guidance for debt issuance costs are not affected by this guidance.  This new guidance is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015.  Early adoption is permitted.  The Company will adopt this guidance in the first quarter of 2016. The Company does not expect that this guidance will have a material impact on its consolidated financial statements.
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

3.    EQUITY INVESTMENT

In December 2015, the Company entered into a subscription agreement with Produquímica Indústria e Comércio S.A., a Brazilian corporation ("Produquímica"), and a sale and purchase agreement with certain of the current shareholders of Produquímica. Pursuant to these agreements, the Company acquired, in the aggregate, 35% of the issued and outstanding capital stock of Produquímica for an aggregate purchase price of R$452.4 million, or approximately $114.1 million U.S. dollars at closing. The Company acquired 6% of the common shares at closing and has approximately 29% of preferred shares that will be converted to common shares upon the settlement of certain post-closing adjustments, including possible additional consideration from the Company. The additional consideration will be based upon Produquímica's 2015 adjusted earnings before interest taxes, depreciation and amortization (adjusted "EBITDA"), as defined in the agreements.
The Subscription Agreement also contains a put right, allowing the current shareholders to notify the Company of their intent to sell the remainder of their interests in Produquímica to the Company during October of 2016, 2017 and 2018, and a call right, allowing the Company to purchase the remainder of the current shareholders’ interests in Produquímica in October 2018, in each case at the price and on other terms and conditions set forth in the subscription agreement. The exercise price of either the put or call will be based on the adjusted EBITDA for the fiscal year in which the option is exercised and is expected to close after the applicable fiscal year end, subject to regulatory approval.
In connection with this transaction, the Company entered into a new U.S. dollar-denominated $100.0 million Term Loan E (the "Term Loan E") with certain existing lenders to fund the acquisition of the 35% equity stake in Produquímica. The Company has recorded a long-term asset for its investment in its consolidated balance sheet of approximately $116.4 million, including the transaction costs of approximately $2.3 million that were directly related to the investment.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

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
The Company recorded impairment of its property, plant and equipment and clean-up and restoration costs during 2011 through 2013 related to the impacted areas at both of the Goderich facilities. There were no material expenses or charges related to the tornado in 2014. In the third quarter of 2014, the Company settled its insurance claim related to the tornado. The settlement included a substantial amount related to business interruption losses. Cumulatively, the Company received $114.9 million in cash from 2011 to 2014. In connection with the settlement, the Company released its deferred revenue balance of $83.3 million and recorded a gain of $82.3 million as a reduction to product cost and approximately $1.0 million as a reduction to selling, general and administrative expenses in its consolidated statements of operations for the third quarter of 2014.

5.    INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2015	2014
Finished goods	$223.1	$148.5
Raw materials and supplies	52.2	50.5
Total inventories	$275.3	$199.0

6.    PROPERTY PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2015	2014
Land, buildings and structures and leasehold improvements	$347.3	$352.2
Machinery and equipment	701.5	669.1
Office furniture and equipment	25.4	17.5
Mineral interests	169.6	179.6
Construction in progress	191.5	108.9
	1,435.3	1,327.3
Less accumulated depreciation and depletion	(634.6)	(626.4)
Property, plant and equipment, net	$800.7	$700.9

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization as of December 31, 2015 and December 31, 2014 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer/ Distributor Relationships	Lease Rights	Patents	Other	Total
December 31, 2015
Gross intangible asset	$26.1	$24.3	$7.0	$1.6	$14.9	$3.9	$77.8
Accumulated amortization	(2.6)	(11.7)	(2.5)	(0.2)	(2.3)	(1.2)	(20.5)
Net intangible assets	$23.5	$12.6	$4.5	$1.4	$12.6	$2.7	$57.3

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

	Supply Agreement	SOP Production Rights	Customer Relationships	Lease Rights	Patents	Other	Total
December 31, 2014
Gross intangible asset	$31.3	$24.3	$8.1	$1.9	$17.9	$4.6	$88.1
Accumulated amortization	(2.5)	(10.8)	(2.0)	(0.2)	(1.2)	(0.6)	(17.3)
Net intangible assets	$28.8	$13.5	$6.1	$1.7	$16.7	$4.0	$70.8

The estimated lives of the Company’s intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	5 years
Lease rights	25 years
Customer and distributor relationships	10 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	Indefinite
Water rights	Indefinite

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $4.4 million in 2015, $4.3 million in 2014 and $2.0 million in 2013 and is projected to be between $3.5 million and $4.1 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is 29 years.
In addition, the Company has water rights of $17.7 million and $22.9 million as of December 31, 2015, and December 31, 2014, respectively, and trade names of $10.3 million and $12.4 million as of December 31, 2015, and December 31, 2014, respectively, which have indefinite lives. In the fourth quarter of 2015, the Company reclassified water rights of $5.2 million as assets held for sale (see Note 2 for more detail).
The Company has goodwill of $58.1 million and $68.5 million as of December 31, 2015, and December 31, 2014, in its consolidated balance sheets. Approximately $51.7 million and $62.0 million of the amounts recorded for goodwill as of December 31, 2015, and December 31, 2014, respectively, were recorded in the Company’s plant nutrition segment and the remaining amounts in both periods were immaterial and recorded in its corporate and other and salt segment. The decrease in the balance of goodwill from December 31, 2014, was due to the impact from translating foreign denominated amounts to U.S. dollars.

8.    INCOME TAXES

The Company files U.S., Brazilian, Canadian and U.K. tax returns at the federal and local taxing jurisdictional levels. The Company’s U.S. federal tax returns for tax years 2012 forward remain open and subject to examination. Generally, the Company’s state, local and foreign tax returns for years as early as 2003 forward remain open and subject to examination, depending on the jurisdiction.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

The following table summarizes the Company’s income tax provision (benefit) related to earnings for the years ended December 31 (in millions):

	2015	2014	2013
Current:
Federal	$31.7	$37.4	$23.2
State	7.3	9.5	5.7
Foreign	16.4	23.4	14.6
Total current	55.4	70.3	43.5
Deferred:
Federal	(0.2)	(3.6)	(2.5)
State	—	(0.9)	(0.6)
Foreign	0.1	8.1	2.9
Total deferred	(0.1)	3.6	(0.2)
Total provision for income taxes	$55.3	$73.9	$43.3

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2015	2014	2013
Domestic income	$170.6	$184.3	$112.3
Foreign income	43.9	107.5	61.8
Earnings before income taxes	214.5	291.8	174.1
Computed tax at the U.S. federal statutory rate of 35%	75.1	102.1	60.9
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	(1.2)	(9.3)	(2.6)
Percentage depletion in excess of basis	(11.2)	(11.8)	(9.0)
Other domestic tax reserves, net of reversals	(4.5)	(3.9)	(0.9)
Domestic manufacturers deduction	(2.4)	(2.5)	(1.3)
State income taxes, net of federal income tax benefit	5.1	5.5	3.4
Interest expense recognition differences	(6.1)	(7.1)	(7.0)
Other, net	0.5	0.9	(0.2)
Provision for income taxes	$55.3	$73.9	$43.3
Effective tax rate	26%	25%	25%

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

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

	2015	2014
Current deferred tax assets(a):
Accrued expenses	$—	$3.5
Other, net	—	6.2
Current deferred tax assets	—	9.7
Current deferred tax liabilities(a):
Other, net	—	0.4
Current deferred tax liabilities	—	0.4
Noncurrent deferred taxes:
Property, plant and equipment	73.0	77.6
Intangible asset	13.9	17.7
Other, net	3.3	2.7
Total noncurrent deferred tax liabilities	90.2	98.0
Deferred tax assets:
Net operating loss carryforwards	2.6	0.8
Stock-based compensation	4.7	3.7
Other, net	12.5	5.6
Subtotal	19.8	10.1
Valuation allowance	(0.9)	(1.0)
Total noncurrent deferred tax assets	18.9	9.1
Net noncurrent deferred tax liabilities	$71.3	$88.9

(a)
The Company elected to prospectively adopt guidance from the FASB which requires deferred tax assets and liabilities to be presented as noncurrent in its consolidated balance sheets. This guidance was elected prospectively and the prior period was not retrospectively adjusted (see Recent Accounting Pronouncements in Note 2).

At December 31, 2015, the Company had approximately $3.6 million of gross foreign federal net operating loss ("NOL") carryforwards that have no expiration date, $1.7 million of gross foreign federal NOL carryforwards which expire in 2033 and $0.2 million of net operating tax-effected state NOL carryforwards which expire in 2033.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. As of December 31, 2015 and 2014, the Company’s valuation allowance was $0.9 million and $1.0 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, $9.3 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $0.8 million in the next twelve months largely as a result of tax returns being closed to future audits. In the fourth quarter of 2015, the Company’s income tax expense included a benefit of approximately $2.7 million related to the release of uncertain tax positions due to the expiration of the statutes of limitations.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2015	2014	2013
Unrecognized tax benefits:
Balance at January 1	$21.8	$24.6	$25.3
Additions resulting from current year tax positions	1.6	1.0	1.0
Additions relating to tax positions taken in prior years	0.8	1.1	—
Reductions due to cash payments	(0.8)	(0.3)	(0.8)
Reductions relating to tax positions taken in prior years	(2.4)	(1.2)	(0.9)
Reductions due to expiration of tax years	(2.7)	(3.4)	—
Balance at December 31	$18.3	$21.8	$24.6

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the years ended December 31, 2015, 2014 and 2013, the Company accrued interest and penalties, net of reversals, of $0.2 million, $0.6 million and $0.4 million, respectively. As of December 31, 2015 and 2014, accrued interest and penalties included in the consolidated balance sheets totaled $4.2 million and $4.1 million, respectively.
The Company does not provide U.S. federal income taxes on undistributed earnings of foreign companies that are not currently taxable in the U.S. No undistributed earnings of foreign companies were subject to U.S. income tax in the years ended December 31, 2015, 2014 and 2013. Total undistributed earnings on which no U.S. federal income tax has been provided were $401.0 million at December 31, 2015. It is not practicable to estimate the amount of tax that might be payable if some or all of such earnings were to be repatriated, and the amount of foreign tax credits would be available to reduce the resulting U.S. income tax liability.  As of December 31, 2015, the Company had $54.4 million of cash and cash equivalents (in the consolidated balance sheets) that were either held directly or indirectly by foreign subsidiaries.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2010. The reassessments are a result of ongoing audits and total approximately $77.7 million, including interest through December 31, 2015. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $49.2 million performance bond. The Company has paid approximately $27.3 million, most of which is recorded in other assets in the consolidated balance sheets, with the remaining balance to be paid after 2015.
In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006, which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority. The Company has fully complied with the agreement since entering into it and it believes this action is highly unusual. The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled. The total amount of the reassessments, including penalties and interest through December 31, 2015, related to this matter totals approximately $87.1 million. The Company has posted collateral in the form of an approximately $19.3 million performance bond and $34.7 million in the form of a bank letter guarantee, which is necessary to proceed with future appeals or litigation.
The Company received Canadian income tax reassessments for years 2007-2008. The total amount of the reassessments, including penalties and interest through December 31, 2015, related to this matter is approximately $30.8 million. The Company does not agree with these adjustments and is receiving assistance from the tax jurisdictions for relief from the impact of double taxation as available in the tax treaty between the U.S. and Canada. The Company has filed protective Notices of Objection and has agreed to post collateral of an approximately $8.6 million performance bond and $9.4 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation. Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.
The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.
The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of December 31, 2015, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.
Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

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
The Company’s U.K. pension fund investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities. The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio and that approximately 25% be invested in debt securities. In 2014 and 2015, the Company’s portfolio shifted to a smaller proportion of equity funds due to the increased volatility of these funds over the last several years and it is researching strategies that will reduce volatility, while also maximizing returns. Investment strategies and portfolio allocations are based on the plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis. The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2015	2014
Cash and cash equivalents	1%	1%
Equity funds	—%	53%
Blended funds	32%	—%
Bond funds	45%	46%
Insurance policy	22%	—%
Total	100%	100%

The fair value of the Company’s pension plan assets at December 31, 2015, and 2014 by asset category (see Note 14 for a discussion regarding fair value measurements) are as follows (in millions):

	Market Value at December 31, 2015	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.9	$0.9	$—	$—
Equity funds	—	—	—	—
Blended funds(b)	21.1	—	21.1	—
Bond funds(c):
Treasuries	30.3	—	30.3	—
Insurance policy(d)	14.6	—	—	14.6
Total Pension Assets	$66.9	$0.9	$51.4	$14.6

(a)	The fair value of cash and cash equivalents is its carrying value.

(b)
The Company is invested in a diversified growth fund. The diversified growth fund is valued at the last traded or official close for the underlying equities and bid or mid for the underlying fixed income securities depending on the portfolio benchmark. Where representative prices are unavailable, underlying fixed income investments are valued based on other observable market-based inputs.

(c)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of December 31, 2015.

(d)
The insurance policy has been written by an insurance company with an A+ rating from Standard and Poors. The policy derives its value primarily from its underlying investments which consists of separate funds also managed by the underwriter. The policy’s holdings consist primarily of a unit trust fund, which is valued based on its underlying holdings of equities, fixed income securities, cash, and derivative instruments. Those underlying investments are valued at bid price on the last business day of the period when available. Other investments use the last available authorized price of the last business day of the period. Unquoted investments are valued based upon the fund manager’s opinion of fair value based primarily on other observable market-based inputs. Open positions in derivative contracts or foreign currency transactions are included at their mark to market value. Money market instruments are valued based upon amortized cost.  Term deposits are valued at their nominal value.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

	Market Value at December 31, 2014	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.0	$1.0	$—	$—
Equity funds	37.0	—	37.0	—
Bond funds(b):
Treasuries	32.3	—	32.3	—
Total Pension Assets	$70.3	$1.0	$69.3	$—

(a)	The fair value of cash and cash equivalents is its carrying value.

(b)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of December 31, 2014.

The changes in Level 3 pension plan assets for the year ended December 31, 2015 were as follows (in millions):

Year Ended December 31, 2015	Value of Insurance Policy
Beginning balance as of January 1, 2015	$—
Purchase	15.4
Unrealized loss	(0.1)
Currency fluctuation adjustment	(0.7)
Ending balance as of December 31, 2015	$14.6

As of December 31, 2015, and 2014, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $3.8 million (including $5.6 million of accumulated loss less prior service cost of $1.8 million) and $8.9 million (including $10.9 million of accumulated loss less prior service cost of $2.0 million), respectively. During 2015, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net gains of $3.7 million, amortization of loss of $1.2 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.4 million. During 2014, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(1.6) million, amortization of loss of $1.4 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.6 million. During 2013, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(0.8) million, amortization of loss of $1.5 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.2) million. The Company expects to recognize approximately $0.3 million ($0.4 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive income as a component of net periodic benefit cost in 2016.  Total net periodic benefit cost (benefit) in 2016 is expected to be $(0.2) million.
The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2015	2014	2013
Discount rate	3.40%	4.40%	4.40%
Expected return on plan assets	4.30%	5.30%	4.60%

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator.  Management expects total contributions during 2016 will be approximately $1.5 million. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

The Company expects to pay the following benefit payments (in millions):

Calendar Year	Future Expected Benefit Payments
2016	$2.8
2017	2.9
2018	3.0
2019	3.1
2020	3.2
2021 – 2025	17.4

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plan, as of December 31 (in millions):

	2015	2014
Change in benefit obligation:
Benefit obligation as of January 1	$76.8	$73.6
Interest cost	2.5	3.2
Actuarial (gain) loss	(5.5)	7.6
Benefits paid	(2.9)	(2.9)
Currency fluctuation adjustment	(4.0)	(4.7)
Benefit obligation as of December 31	66.9	76.8
Change in plan assets:
Fair value as of January 1	70.3	66.7
Actual return	1.9	9.2
Company contributions	1.5	1.6
Currency fluctuation adjustment	(3.9)	(4.3)
Benefits paid	(2.9)	(2.9)
Fair value of plan assets as of December 31	66.9	70.3
Underfunded status of the plan	$—	$(6.5)

The Company's defined benefit plan was adequately funded as of December 31, 2015 and accordingly, an immaterial noncurrent asset has been recorded in the consolidated balance sheets. The underfunded status of the defined pension plan in 2014, which was recorded in the consolidated balance sheets, included $1.6 million in accrued expenses and $4.9 million in noncurrent liabilities. The accumulated benefit obligation for the defined benefit pension plan was $66.9 million and $76.8 million as of December 31, 2015 and 2014, respectively. The accumulated benefit obligation was approximately the same as the plan's assets as of December 31, 2015. The accumulated benefit obligation was in excess of the plan’s assets as of December 31, 2014. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee's expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.
The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net pension expense were as follows for the years ended December 31 (in millions):

	2015	2014	2013
Interest cost on projected benefit obligation	$2.5	$3.2	$3.0
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.9)	(3.5)	(2.8)
Net amortization	1.5	1.7	1.8
Net pension expense	$1.0	$1.3	$1.9

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

The Company has defined contribution and pre-tax savings plans ("Savings Plans") for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Company’s Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is based on the employee’s age and pay and the Company’s financial performance. Expense attributable to all Savings Plans was $8.9 million, $11.5 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Savings Plans include a non-qualified plan for certain of its executive officers and key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company matching contributions as if the limitations imposed by current U.S. regulations for qualified plans were not in place. The Company’s matching contributions are based on a percentage of the employee’s deferred salary, profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company match and profit sharing amounts according to the employee-designated investment specifications. As of December 31, 2015 and 2014, investments in marketable securities totaling $1.6 million and $1.9 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the consolidated balance sheets. Compensation expense recorded for this plan totaled $0.1 million, $0.1 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The total including amounts attributable to investment income was immaterial in 2015, $0.1 million in 2014 and $0.4 million in 2013, and was included in other, net in the consolidated statements of operations.

10.    LONG TERM DEBT

The Company amended and restated its senior secured credit facility (the "Credit Agreement") and refinanced its term loans into a single term loan ("Term Loan") in May 2012. In December 2013, the Company amended and extended its existing $125 million revolving credit facility (the "Revolving Credit Facility") to August 2017 (previously October 2015). In connection with this transaction, the Company paid and capitalized approximately $0.6 million of deferred financing costs. In December 2015, the Company amended its Credit Agreement to enter into a new U.S. dollars denominated $100.0 million Term Loan E with certain existing lenders. The proceeds were used to fund the acquisition of the 35% equity stake in Produquímica. In connection with the Term Loan E transaction, the Company paid and expensed approximately $0.3 million in fees in other expense in its consolidated statements of operations in 2015.
The Term Loan and Term Loan E are due in quarterly installments of principal and interest and mature in May 2017. The Term Loan and Term Loan E can be prepaid at any time without penalty. Under the Revolving Credit Facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the Revolving Credit Facility includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2015, there was $4.5 million outstanding under the Revolving Credit Facility, and, after deducting outstanding letters of credit totaling $5.6 million, the Company’s borrowing availability was $114.9 million. The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio. Bank fees are not material.
Interest on the Company’s Credit Agreement is variable based on either the Eurodollar rate ("LIBOR") or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent upon the Company’s leverage ratio and the type of term loan borrowing. Currently, the Term Loan and the Term Loan E bear interest at 1.75% over LIBOR. As of December 31, 2015, the weighted average interest rate was 2.1% on all borrowings outstanding under the Credit Agreement.
In June 2014, the Company issued 4.875% Senior Notes with an aggregate face amount of $250.0 million due in 2024 which bear interest at a rate of 4.875% per year payable semi-annually in January and July, beginning in January 2015. The 4.875% Senior Notes were issued at their face value. With the proceeds of the 4.875% Senior Notes, the Company redeemed all of its previously outstanding $100.0 million aggregate principal amount of 8% Senior Notes due 2019. In connection with the debt refinancing, the Company incurred approximately $8.1 million of costs, including $4.1 million of fees that were capitalized as deferred financing costs related to the 4.875% Senior Notes and $4.0 million in call premiums. The $4.0 million paid for call premiums along with the write-off of $1.4 million of the Company’s unamortized deferred financing costs and approximately $1.5 million of original issue discount, each related to the 8% Senior Notes, were recorded in other expense in the consolidated statements of operations for 2014.
The Credit Agreement and the indenture governing the 4.875% Senior Notes limit the Company’s ability, among other things, to: incur additional indebtedness or contingent obligations; pay dividends or make distributions to stockholders; repurchase or redeem stock; make investments; grant liens; enter into transactions with stockholders and affiliates; sell assets; and acquire the assets of, or merge or consolidate with, other companies. The Term Loan, Term Loan E and Revolving Credit Facility are secured by substantially all existing and future assets of the Company’s subsidiaries. Additionally, the Credit Agreement requires the

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. As of December 31, 2015, the Company was in compliance with each of its covenants.
The 4.875% Senior Notes in the table below are subordinate to the Credit Agreement borrowings. Third-party long-term debt consists of the following at December 31 (in millions):

	2015	2014
Term Loan due May 2017	$472.5	$376.4
Revolving Credit Facility due August 2017	4.5	—
4.875% Senior Notes due July 2024	250.0	250.0
	727.0	626.4
Less current portion	(4.9)	(3.9)
Long-term debt	$722.1	$622.5

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt Maturity
2016	$4.9
2017	472.1
2018	—
2019	—
2020	—
Thereafter	250.0
Total	$727.0

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

Cash Flow Hedges
As of December 31, 2015, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. All derivative instruments held by the Company as of December 31, 2015, and 2014 qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. Any ineffectiveness related to these hedges was not material for any of the periods presented.
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. As of December 31, 2015, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2017. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2015, and 2014, the Company had agreements in place to hedge forecasted natural gas purchases of 2.8 million and 3.4 million MMBtus, respectively.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

As of December 31, 2015, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next 12 months approximately $2.5 million of net losses on derivative instruments related to its natural gas hedges.
The following tables present the fair value of the Company’s hedged items as of December 31, 2015, and December 31, 2014 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a):	Balance Sheet Location	December 31, 2015	Balance Sheet Location	December 31, 2015
Commodity contracts(b)	Other current assets	$0.1	Accrued expenses	$2.6
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments		$0.1		$2.7

(a)	The Company has commodity hedge agreements with two counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties.

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

The following tables present activity related to the Company’s other comprehensive income for the twelve months ended December 31, 2015 and December 31, 2014 (in millions):

		Twelve Months Ended December 31, 2015
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$2.4	$(3.1)
Total		$2.4	$(3.1)

		Twelve Months Ended December 31, 2014
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$2.8	$1.0
Total		$2.8	$1.0

12.    COMMITMENTS AND CONTINGENCIES

Contingent Obligations:
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

in connection with the labor dispute. Under the ruling, the Company is responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010. Any requirement for the Company to pay back wages will be offset by any wages earned at other places of employment during this period.  In the fourth quarter of 2013, this ruling was upheld by an appeals court and the Company recorded a reserve of $5.0 million in its consolidated financial statements related to expected payments required to resolve the dispute.
In the first quarter of 2015, additional information became available and the Company recorded an additional $2.0 million reserve for this matter in its consolidated financial statements. Both parties are currently negotiating in an effort to reach a settlement. If the Company is unable to come to terms with the union, the parties may agree to arbitration and any decisions reached in arbitration would be binding. The Company is currently accrued at the minimum of its estimated range and may need to record additional losses in its financial statements as a result of future developments.
The Wisconsin Department of Agriculture, Trade and Consumer Protection ("DATCP") has information indicating that agricultural chemicals are present within the subsurface area of the Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002. DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The Company has completed such investigations of the soils and ground water and has provided the findings to DATCP. The Company is presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program ("ACCP"), which would provide for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgment of no further action and is required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.
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
Approximately 30% of the Company’s U.S. workforce and approximately 50% of its global workforce is represented by labor unions. Of the Company’s 12 material collective bargaining agreements, three will expire in 2016 (representing approximately 6% of its total workforce), four will expire in 2017, four will expire in 2018 and one will expire in 2019. Approximately 10% of the Company’s workforce is employed in Europe where trade union membership is common. The Company considers its overall labor relations to be good.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2015, are as follows (in millions):

Operating Leases
2016	$15.7
2017	9.7
2018	4.1
2019	3.6
2020	1.9
Thereafter	5.0
Total	$40.0

Rental expense, net of sublease income, was $20.7 million, $18.6 million and $17.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $14.0 million, $17.8 million and $14.7 million for the years ended December 31, 2015, 2014 and 2013.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Sales Contracts: The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2015, the Company has had no material penalties related to these sales contracts. At December 31, 2015, the Company had approximately $106.7 million of outstanding performance bonds, which includes the bonds outstanding for the Company’s tax reassessments, and approximately $44.1 million for bank letter guarantees.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases electricity, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has purchase contracts with suppliers for salt and KCl.  Additionally, the Company has minimum throughput contracts with some of its depots. The purchase commitments for these contracts are estimated to be approximately $57.6 million for 2016 and between $32.5 million and $35.0 million annually from 2017 through 2020.

13.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $2.64 per share in 2015 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 10) and other factors its board of directors deems relevant.
Under the Compass Minerals International, Inc. Directors' Deferred Compensation Plan as amended, adopted effective October 1, 2004, the prior equity compensation plan ("2005 Plan") and the current incentive compensation plan ("2015 Plan"), non-employee directors may defer all or a portion of the fees payable for their service, which deferred fees are converted into units equivalent to the value of the Company's common stock. Additionally, as dividends are declared on the Company’s common stock, these units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred units are distributed in the form of Company common stock at a future specified date or following resignation from the board of directors, based upon the member’s annual election. During the years ended December 31, 2015, 2014 and 2013, members of the board were credited with 12,542, 14,340 and 16,331 deferred stock units, respectively. During the years ended December 31, 2015, 2014 and 2013, 31,954, 976 and 1,259 shares of common stock, respectively, were issued from treasury shares for director compensation.

Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

Equity Compensation Awards
In 2005, the Company adopted the 2005 Plan for executive officers, other key employees and directors allowing grants of equity instruments, including restricted stock units ("RSUs"), performance stock units ("PSUs") and stock options, with respect to 3,240,000 shares of CMP common stock. In May 2015, the Company’s shareholders approved the 2015 Plan, which authorizes the issuance of 3,000,000 shares. Since the date the 2015 Plan was approved, the Company ceased issuing equity awards under the 2005 Incentive Award Plan. The 2005 and 2015 Plans allow for grants of equity awards to executive officers, other key employees and directors. The grants occur following formal approval by the board of directors or on the date of hire if granted to a new employee, with the amount and terms communicated to employees shortly thereafter. The strike price of options is equal to the closing stock price on the day of grant. In 2015, no options or PSUs were granted under the 2015 Plan.
Substantially all of the RSUs granted under both the 2005 and 2015 Plans vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (after a performance hurdle has been satisfied in the year of the grant) or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared.
PSUs granted under the 2005 Plan vest after three years of service. The PSUs granted in 2015 have a three-year performance period beginning in 2015 and ending in 2017 and earn between 0% and 200% based upon the attainment of certain performance conditions. The Company granted two types of PSUs in 2015 under the 2005 Plan. The total shareholder return PSU ("TSR PSU") is earned by determining the Company’s total shareholder return, compared to the total shareholder return for each company comprising the Russell 3000 Index over the three-year performance period. The return on invested capital PSU ("ROIC PSU") is earned by averaging the Company’s annual return on invested capital over the three-year performance period. The PSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock from the grant date through the vest date for PSUs earned.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Stock options granted under the 2005 Plan generally vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years.  Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The options granted do not participate in dividends and have no voting rights. The exercise price of options is equal to the closing stock price on the day of grant.
The following is a summary of CMP’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2012	435,721	$67.46	77,749	$78.46	49,932	$83.58
Granted	124,370	76.84	65,521	74.99	29,134	78.01
Exercised (a)	(174,149)	60.71	—	—	—	—
Released from restriction (a)	—	—	(22,658)	78.46	(6,341)	86.51
Cancelled/Expired	(57,578)	77.19	(24,894)	78.42	(17,576)	81.72
Outstanding at December 31, 2013	328,364	$72.88	95,718	$76.09	55,149	$80.89
Granted	95,610	87.18	20,268	86.74	27,574	105.77
Exercised (a)	(112,005)	67.35	—	—	—	—
Released from restriction (a)	—	—	(15,636)	86.48	(3,998)	93.82
Cancelled/Expired	(33,540)	79.81	(11,818)	76.95	(19,098)	89.77
Outstanding at December 31, 2014	278,429	$79.23	88,532	$76.58	59,627	$88.69
Granted	120,956	91.76	21,317	90.94	35,584	100.49
Exercised (a)	(33,906)	72.53	—	—	—	—
Released from restriction (a)	—	—	(15,952)	71.69	(10,454)	74.49
Cancelled/Expired (b)	(12,392)	84.71	(2,889)	81.43	(7,392)	82.46
Outstanding at December 31, 2015	353,087	$83.94	91,008	$80.65	77,365	$96.63

(a)	Common stock issued for exercised options and RSUs and PSUs released from restriction were issued from treasury shares.

(b)	The performance period for the 2013 PSU grant was completed in 2015. The Company expects to issue 9,914 shares in March 2016 when the 2013 PSU grant vests.

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

	2015	2014	2013
Fair value of options granted	$14.78	$15.25	$19.06
Expected term (years)	4.8	4.8	4.7
Expected volatility	24.9%	27.8%	38.0%
Dividend yield	3.1%	3.4%	3.0%
Risk-free interest rates	1.6%	1.5%	0.9%

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

As of December 31, 2014, there were 278,429 options outstanding of which 99,425 were exercisable. The following table summarizes information about options outstanding and exercisable at December 31, 2015.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$58.99 - $77.75	114,116	3.7	$74.16	63,633	3.3	$72.74
$77.76 - $86.99	42,130	1.7	82.51	42,130	1.7	82.51
$87.00 - $89.47	79,717	5.2	87.18	18,445	5.2	87.18
$89.48 - $93.26	117,124	6.2	91.77	74	6.2	91.75
Totals	353,087	4.6	$83.94	124,282	3.1	$78.21

During the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense of $6.1 million, $4.9 million and $5.1 million, respectively, related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. The fair value of options vested was approximately $1.1 million, $1.3 million and $1.6 million in 2015, 2014 and 2013, respectively.
As of December 31, 2015, unrecorded compensation cost related to non-vested awards of $6.6 million is expected to be recognized from 2016 through 2019, with a weighted average period of 2.0 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2015, 2014 and 2013 totaled approximately $0.6 million, $2.3 million and $4.5 million, respectively. As of December 31, 2015, the intrinsic value of options outstanding totaled approximately $0.2 million, of which 124,282 options with an intrinsic value of $0.2 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2015.

Accumulated Other Comprehensive Income (Loss)
The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive income (loss) ("AOCI") for the twelve months ended December 31, 2015 and 2014 are as follows (in millions):

Twelve Months Ended December 31, 2015 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(2.0)	$(9.0)	$(4.5)	$(15.5)
Other comprehensive income (loss) before reclassifications	(1.5)	4.1	(98.4)	(95.8)
Amounts reclassified from accumulated other comprehensive loss	1.9	1.1	—	3.0
Net current period other comprehensive income (loss)	0.4	5.2	(98.4)	(92.8)
Ending balance	$(1.6)	$(3.8)	$(102.9)	$(108.3)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Twelve Months Ended December 31, 2014 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.3)	$43.5	$34.5
Other comprehensive income (loss) before reclassifications	(1.7)	(1.0)	(48.0)	(50.7)
Amounts reclassified from accumulated other comprehensive loss	(0.6)	1.3	—	0.7
Net current period other comprehensive income (loss)	(2.3)	0.3	(48.0)	(50.0)
Ending balance	$(2.0)	$(9.0)	$(4.5)	$(15.5)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

	Amount Reclassified from AOCI
	Twelve Months Ended December 31, 2015	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$3.1	Product cost
	(1.2)	Income tax expense (benefit)
	1.9
Amortization of defined benefit pension:
Amortization of loss	$1.4	Product cost
	(0.3)	Income tax expense (benefit)
	1.1
Total reclassifications, net of income taxes	$3.0

	Amount Reclassified from AOCI
	Twelve Months Ended December 31, 2014	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(1.0)	Product cost
	0.4	Income tax expense (benefit)
	(0.6)
Amortization of defined benefit pension:
Amortization of loss	$1.6	Product cost
	(0.3)	Income tax expense (benefit)
	1.3
Total reclassifications, net of income taxes	$0.7

14.    FAIR VALUE MEASUREMENTS

As required, the Company’s financial instruments are measured and reported at their estimated fair value.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (level one inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (level two inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (level three inputs) except as stated in Note 9.
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2015	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.6)	$(1.6)	$—	$—
Derivatives – natural gas instruments	(2.6)	—	(2.6)	—
Total Liabilities	$(4.2)	$(1.6)	$(2.6)	$—

(a)
Includes mutual fund investments of approximately 20% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small to mid-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in bond funds, approximately 35% in short-term investments and approximately 30% in blended funds.

	December 31, 2014	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$—	$—
Total Assets	$1.9	$1.9	$—	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$—	$—
Derivatives – natural gas instruments	(3.4)	—	(3.4)	—
Total Liabilities	$(5.3)	$(1.9)	$(3.4)	$—

(a)
Includes mutual fund investments of approximately 15% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in bond funds, approximately 35% in short-term investments and approximately 40% in blended funds.

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.6 million and $1.9 million as of December 31, 2015 and December 31, 2014, respectively, are stated at fair value based on quoted market prices. As of December 31, 2015, the estimated fair value of the fixed-rate 4.875% Senior Notes, based on available trading information, totaled $237.7 million (level 2) compared with the aggregate principal amount at maturity of $250.0 million. The fair value at December 31, 2015 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender, totaled approximately $472.2 million (level 2), compared with the aggregate principal amount at maturity of $477.0 million. The fair value of the Company’s natural gas contracts is based on prices for notional amounts maturing in each respective timeframe.

15.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company has two reportable segments: salt and plant nutrition. The salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, and agricultural and industrial applications. SOP crop nutrients, industrial-grade SOP, micronutrients and magnesium chloride for agricultural purposes are produced and marketed through the plant nutrition segment.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Segment information as of and for the years ended December 31, is as follows (in millions):

2015	Salt	Plant Nutrition	Corporate & Other (a)	Total
Sales to external customers	$849.0	$238.4	$11.3	$1,098.7
Intersegment sales	0.1	7.7	(7.8)	—
Shipping and handling cost	239.1	22.4	—	261.5
Operating earnings (loss)	215.2	57.9	(51.7)	221.4
Depreciation, depletion and amortization	43.9	29.8	4.6	78.3
Total assets (b)	896.5	679.7	52.7	1,628.9
Capital expenditures	106.5	92.8	18.3	217.6

2014	Salt	Plant Nutrition	Corporate & Other (a)	Total
Sales to external customers	$1,002.6	$270.2	$9.7	$1,282.5
Intersegment sales	0.9	7.1	(8.0)	—
Shipping and handling cost	309.3	28.4	—	337.7
Operating earnings (loss) (c)	291.4	74.8	(55.2)	311.0
Depreciation, depletion and amortization	44.8	27.3	5.9	78.0
Total assets	1,045.2	536.2	55.8	1,637.2
Capital expenditures	67.9	42.1	15.2	125.2

2013	Salt	Plant Nutrition	Corporate & Other (a)	Total
Sales to external customers	$920.5	$198.6	$10.5	$1,129.6
Intersegment sales	0.9	7.2	(8.1)	—
Shipping and handling cost	280.7	21.0	—	301.7
Operating earnings (loss) (b)	181.3	58.7	(54.4)	185.6
Depreciation, depletion and amortization	45.1	23.8	4.1	73.0
Total assets	942.2	386.8	75.8	1,404.8
Capital expenditures (d)	79.8	38.8	4.1	122.7

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

(b)
In 2015, the Company's equity investment in Produquímica is included in total assets for its plant nutrition segment. In addition, the Company's assets held for sale have been presented in corporate and other. Total assets in 2015 for both operating segments were negatively impacted by the impact of translating our foreign-denominated assets into U.S. dollars.

(c)
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

(d)
The salt segment includes approximately $15 million of capital expenditures during 2013 to replace and, in some instances, improve property, plant and equipment damaged or destroyed by the tornado at the Company’s Goderich, Ontario facilities in 2011.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2015	2014	2013
United States (a)	$834.6	$975.2	$774.3
Canada	198.4	260.0	256.7
United Kingdom	56.8	41.2	87.1
Other	8.9	6.1	11.5
Total sales	$1,098.7	$1,282.5	$1,129.6

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan, by geographic area as of December 31 (in millions):

Long-Lived Assets	2015	2014
United States	$502.1	$420.0
Canada	394.3	413.7
United Kingdom	95.7	92.3
Brazil	116.4	—
Other	6.5	6.6
Total long-lived assets	$1,115.0	$932.6

16.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2015	2014	2013
Numerator:
Net earnings	$159.2	$217.9	$130.8
Less: Net earnings allocated to participating securities (a)	(1.0)	(1.5)	(1.0)
Net earnings available to common shareholders	$158.2	$216.4	$129.8
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share (b)	33,677	33,557	33,403
Weighted average equity awards outstanding	15	24	17
Shares for diluted earnings per share	33,692	33,581	33,420
Net earnings per common share, basic	$4.70	$6.45	$3.89
Net earnings per common share, diluted	$4.69	$6.44	$3.88

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 198,000, 227,000 and 250,000 for 2015, 2014 and 2013, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method, to determine the weighted average number of outstanding common shares. In addition, the Company had 432,000, 381,000 and 455,000 weighted options outstanding for 2015, 2014 and 2013, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

17.    QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2015
Sales	$393.0	$183.7	$232.7	$289.3
Gross profit	113.2	50.6	68.0	98.3
Net earnings	60.6	13.2	27.0	58.4
Net earnings per share, basic	1.79	0.39	0.80	1.72
Net earnings per share, diluted	1.79	0.39	0.80	1.72
Basic weighted-average shares outstanding (in thousands)	33,626	33,682	33,696	33,701
Diluted weighted-average shares outstanding (in thousands)	33,649	33,701	33,708	33,714
2014
Sales	$422.0	$186.6	$240.5	$433.4
Gross profit (a)	92.3	37.5	149.8	141.8
Net earnings (loss) (a)	50.2	(0.7)	87.9	80.5
Net earnings (loss) per share, basic	1.49	(0.02)	2.60	2.38
Net earnings (loss) per share, diluted	1.49	(0.02)	2.60	2.38
Basic weighted-average shares outstanding (in thousands)	33,502	33,549	33,575	33,600
Diluted weighted-average shares outstanding (in thousands)	33,520	33,549	33,601	33,617

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

18.    SUBSEQUENT EVENT

Dividend Declared:
On February 4, 2016, the board of directors declared a quarterly cash dividend of $0.695 per share on the Company’s outstanding common stock, an increase of 5% from the quarterly cash dividends paid in 2015 of $0.66 per share. The dividend will be paid on March 15, 2016, to stockholders of record as of the close of business on February 29, 2016.

Restructuring:
In February 2016, the Company announced steps to align its inventories with market demand and is undergoing a thorough review of its cost structure. This effort is expected to result in a restructuring charge in the first quarter of 2016 of approximately $4 million, or $0.07 per diluted share, related to a workforce reduction of 150 positions. A significant portion of this total results from the Company's investment in continuous mining at its Goderich, Ontario location. The Company expects that the majority of the workforce reduction to be completed by the end of 2016.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
In connection with this Annual Report on Form 10-K for the year ended December 31, 2015, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Company’s CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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
Management conducts an evaluation and assesses the effectiveness of the Company’s internal control over financial reporting as of the reporting date. In making its assessment of internal control over financial reporting, management uses the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (2013).
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2015, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.  Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company for the year ended December 31, 2015, and has also issued an audit report dated February 22, 2016, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I to this Form 10-K under the caption "Executive Officers of Registrant".
The information required by Item 10 of Form 10-K is incorporated herein by reference to sections (a) "Proposal 1 – Election of Directors", (b) "Board of Directors and Committees" and (c) "Executive Compensation Framework and Governance" of the definitive proxy statement filed pursuant to Regulation 14A for the 2016 annual meeting of stockholders ("2016 Proxy Statement").  Additionally, "Section 16(a) Beneficial Ownership Reporting Compliance" is also incorporated herein by reference to the 2016 Proxy Statement.

Code of Ethics
The Company has adopted a code of ethics for its executive and senior financial officers, violations of which are required to be reported to the CEO and the audit committee. The code of ethics is posted on the Company’s website at www.compassminerals.com.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated herein by reference to the executive compensation tables in the "Compensation Discussion and Analysis" to be included in the 2016 Proxy Statement.

ITEM 12.	STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 of Form 10-K is incorporated herein by reference to "Stock Ownership of Certain Beneficial Owners and Management" to be included in the 2016 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by Item 13 of Form 10-K is incorporated herein by reference to the disclosure under "Review and Approval of Transactions with Related Persons" and "Board of Directors and Committees" to be included in the 2016 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated herein by reference to "Proposal 3 – Ratification of Appointment of Independent Registered Accounting Firm" to be included in the 2016 Proxy Statement.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	77

Reports of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets as of December 31, 2015 and 2014	47

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015	48

Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015	49

Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015	50

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015	51

Notes to Consolidated Financial Statements	52

Schedule II – Valuation Reserves	79

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2015, 2014 and 2013

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions(1)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2015	$1.4	$0.6	$(0.7)	$1.3
2014	1.6	0.3	(0.5)	1.4
2013	2.4	0.7	(1.5)	1.6
Deducted from Deferred Income Taxes — Valuation Allowance
2015	$1.0	$0.1	$(0.2)	$0.9
2014	1.1	0.2	(0.3)	1.0
2013	1.3	—	(0.2)	1.1

(1)	Deduction for purposes for which reserve was created.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
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

2.3*
Subscription Agreement between Compass Minerals Do Brazil LTDA, a subsidiary of Compass Minerals
International, Inc. and Produquímica Indústria e Comércio S.A., dated December 16, 2015. The schedules and exhibits to the Subscription Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Compass Minerals agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

2.4*
Sale and Purchase Agreement among Compass Minerals Do Brasil LTDA, a subsidiary of Compass Minerals
International, Inc. and certain of the current shareholders of Produquímica Indústria e Comércio S.A., dated December 16, 2015. The schedules and exhibits to the Sale and Purchase Agreement are omitted pursuant to Item 601(b)(2) of Regulation S-K. Compass Minerals agrees to furnish supplementally to the SEC, upon request, a copy of any omitted schedule or exhibit.

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

4.2	Form of 4.875% Senior Notes due 2024 (included as Exhibit 1 to Exhibit 4.1).
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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

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

10.14*	2016 Summary of Non-Employee Director Compensation.
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

10.23
2010 and 2011 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

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

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

10.27
2014 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.28
2015 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.29
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.30
2014 Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.31
2015 For of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.32
2012 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2012).

10.33
2013 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2013).

10.34
2014 Form of Three-Year Performance Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International Inc.’s Quarterly Report for the quarter ended March 31, 2014).

10.35
2015 Form of Three-Year Performance Stock Unit Award Agreement (ROIC) (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.'s Quarterly Report on Form 10Q for the quarter ended March 31, 2015).

10.36
2015 Form of Three-Year Performance Stock Unit Award Agreement (rTSR) (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.'s Quarterly Report on Form 10Q for the quarter ended March 31, 2015).

10.37	Form of Dividend Equivalents Agreement (incorporated herein by reference to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.38
Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.39
First Amendment to the Compass Minerals International, Inc. Restoration Plan dated as of December 5, 2007 (incorporated herein by reference to Exhibit 10.27 to Compass Minerals International, Inc.’s Annual Report for the year ended December 31, 2007).

10.40
Second Amendment to the Compass Minerals International, Inc. Restoration Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.41	2013 Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.35 to Compass Minerals International, Inc.'s Annual Report for the year ended December 31, 2013).
10.42	Form of Restrictive Covenant Agreement (included as Exhibit A to Exhibit 10.41).
10.43*	Listing of certain executive officers as parties to the Change in Control Severance Agreement and Restrictive Covenant Agreement as listed in Exhibits 10.41 and 10.42 herein.
10.44
Employment Agreement effective January 17, 2013 between Compass Minerals International, Inc. and Fran Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed January 10, 2013).

10.45
Change in Control Severance Agreement dated January 17, 2013 between Compass Minerals International, Inc. and Fran Malecha (incorporated herein by reference to Exhibit 10.40 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012).

10.46
Employment Service Agreement, dated October 27, 2006 between Compass Minerals International, Inc. and David J. Goadby (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed November 1, 2006).

10.47
Summary of Executive Cash Compensation and Award Targets Under the Annual Incentive Plan (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.48
Management Annual Incentive Compensation Plan Summary (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.49
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s current Report on Form 8-K filed March 26, 2009).

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

10.50
Severance Agreement between Compass Minerals International, Inc. and Rodney Underdown dated July 7, 2014 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated July 8, 2014).

10.51
Share Purchase Agreement dated as of March 19, 2014 by and between Compass Minerals Manitoba Inc., Compass Minerals International, Inc. and the shareholders of Wolf Trax Inc. (incorporated herein by reference to Exhibit 10.8 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

10.52
Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit
10.7 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.53
Offer Letter for Chief Financial Officer dated November 11, 2014 by and between Compass Minerals
International, Inc. and Matthew Foulston (incorporated by reference to Exhibit 10.8 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.54
Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to
Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-203922 dated May 6, 2015).

10.55
2015 Independent Director Deferred Award Agreement (incorporated by reference to Exhibit 10.2 to Compass
Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.56
2015 Independent Foreign Director Deferred Award Agreement (incorporated by reference to Exhibit 10.3 to
Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.57*	Term Loan E among Compass Minerals International, Inc. and certain existing lenders, dated December 14, 2015.
12.1*	Statement of Computation of Ratio of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Matthew J. Foulston, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Francis J. Malecha, President and Chief Executive Officer and Matthew J. Foulston, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Compass Minerals International, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

***	Confidential treatment has been requested for portions of this exhibit. The confidential portions of the exhibit have been filed separately with the Securities and Exchange Commission.

COMPASS MINERALS INTERNATIONAL, INC.	2015 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

/s/ Francis J. Malecha
Francis J. Malecha
Date: February 22, 2016	President and Chief Executive Officer

/s/ Matthew J. Foulston
Matthew J. Foulston
Date: February 22, 2016	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2016.

Signature	Capacity

/s/ Francis J. Malecha	President, Chief Executive Officer
Francis J. Malecha	and Director (Principal Executive Officer)

/s/ Matthew J. Foulston	Chief Financial Officer
Matthew J. Foulston	(Principal Financial and Accounting Officer)

/s/ David J. D’Antoni	Director
David J. D’Antoni

/s/ Eric Ford	Director
Eric Ford

/s/ Richard S. Grant	Director
Richard S. Grant

/s/ Allan R. Rothwell	Director
Allan R. Rothwell

/s/ Lori A. Walker	Director
Lori A. Walker

/s/ Paul S. Williams	Director
Paul S. Williams

/s/ Amy J. Yoder	Director
Amy J. Yoder

