Form 10-Q
period 2016-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2016-04-26
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of April 22, 2016 was 33,783,708 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$85.2	$58.4
Receivables, less allowance for doubtful accounts of $1.6 in 2016 and $1.3 in 2015	134.8	147.8
Inventories	211.1	275.3
Other	28.7	30.8
Total current assets	459.8	512.3
Property, plant and equipment, net	865.1	800.7
Intangible assets, net	88.3	85.3
Goodwill	61.8	58.1
Investment in equity investee	121.4	116.4
Other	55.5	52.0
Total assets	$1,651.9	$1,624.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4.9	$4.9
Accounts payable	48.7	80.7
Accrued expenses	54.2	48.9
Accrued salaries and wages	14.6	15.2
Income taxes payable	10.5	14.8
Accrued interest	3.2	6.3
Total current liabilities	136.1	170.8
Long-term debt, net of current portion	712.5	718.0
Deferred income taxes, net	73.7	71.3
Other noncurrent liabilities	27.4	25.0
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	93.2	91.7
Treasury stock, at cost — 1,584,884 shares at March 31, 2016, and 1,665,731 shares at December 31, 2015	(3.0)	(3.2)
Retained earnings	685.2	659.1
Accumulated other comprehensive loss	(73.6)	(108.3)
Total stockholders’ equity	702.2	639.7
Total liabilities and stockholders’ equity	$1,651.9	$1,624.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Sales	$345.7	$393.0
Shipping and handling cost	89.4	101.9
Product cost	153.7	177.9
Gross profit	102.6	113.2
Selling, general and administrative expenses	28.3	28.5
Operating earnings	74.3	84.7

Other (income) expense:
Interest expense	5.8	5.4
Earnings in equity investee	(0.4)	—
Other, net	(0.8)	(3.5)
Earnings before income taxes	69.7	82.8
Income tax expense	20.0	22.2
Net earnings	$49.7	$60.6

Basic net earnings per common share	$1.47	$1.79
Diluted net earnings per common share	$1.46	$1.79

Weighted-average common shares outstanding (in thousands):
Basic	33,746	33,626
Diluted	33,748	33,649

Cash dividends per share	$0.695	$0.66

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2016	2015
Net earnings	$49.7	$60.6
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) and $(0.1) in 2016 and 2015, respectively	0.1	0.3
Unrealized gain on cash flow hedges, net of tax of $(0.1) in both 2016 and 2015	0.2	—
Cumulative translation adjustment	34.4	(49.8)
Comprehensive income	$84.4	$11.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2016
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2015	$0.4	$91.7	$(3.2)	$659.1	$(108.3)	$639.7
Comprehensive income				49.7	34.7	84.4
Dividends on common stock		0.1		(23.6)		(23.5)
Shares issued for stock units		(0.1)	0.1			—
Income tax deficiency from equity awards		(0.1)				(0.1)
Stock options exercised		0.5	0.1			0.6
Stock-based compensation		1.1				1.1
Balance, March 31, 2016	$0.4	$93.2	$(3.0)	$685.2	$(73.6)	$702.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net earnings	$49.7	$60.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	19.9	19.1
Finance fee amortization	0.3	0.3
Stock-based compensation	1.1	1.6
Deferred income taxes	(1.1)	4.5
Earnings in equity investee	(0.4)	—
Other, net	(2.2)	1.1
Changes in operating assets and liabilities, net of acquisition:
Receivables	15.0	65.0
Inventories	66.7	42.4
Other assets	1.9	(3.1)
Accounts payable and accrued expenses	(59.0)	(70.0)
Other liabilities	0.7	0.9
Net cash provided by operating activities	92.6	122.4
Cash flows from investing activities:
Capital expenditures	(43.8)	(41.7)
Other, net	(0.7)	—
Net cash used in investing activities	(44.5)	(41.7)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	31.0	—
Principal payments on revolving credit facility borrowings	(35.5)	—
Principal payments on long-term debt	(1.2)	(0.9)
Dividends paid	(23.5)	(22.4)
Proceeds received from stock option exercises	0.6	2.1
Excess tax benefit (deficiency) from equity compensation awards	(0.1)	0.1
Net cash used in financing activities	(28.7)	(21.1)
Effect of exchange rate changes on cash and cash equivalents	7.4	(12.6)
Net change in cash and cash equivalents	26.8	47.0
Cash and cash equivalents, beginning of the year	58.4	266.8
Cash and cash equivalents, end of period	$85.2	$313.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$8.6	$8.9
Income taxes paid, net of refunds	$26.0	$48.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries, is a producer and marketer of essential mineral products with manufacturing sites in North America and the United Kingdom (“U.K.”). Except where otherwise noted, references to North America include only the continental United States and Canada, and references to the United Kingdom include only England, Scotland and Wales. References to the “Company,” “Compass,” “Compass Minerals,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer the Company markets under the trade name Protassium+™. Additionally, the Company sells various premium micronutrient products under its Wolf Trax® brand. The Company provides highway deicing products to customers in North America and the U.K. and plant nutrients to growers and fertilizer distributors worldwide. The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications. Compass Minerals also provides records management services to businesses located in the U.K.

CMI is a holding company with no operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company uses the equity method of accounting for equity securities when it has significant influence or when it has more than a minor ownership interest or more than a minor influence over the investee’s operations, but does not have a controlling financial interest. The Company recognizes its share of the investee’s earnings on a three-month lag as the investee’s financial information is not available on a timely basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of CMI for the year ended December 31, 2015, as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

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

Reclassifications

Certain prior year amounts have been reclassified from other noncurrent assets to long-term debt, net of current portion, to conform to the current year presentation as required by the new accounting standard on debt issuance costs (see Note 7).

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for fiscal years ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued guidance which requires lessees to recognize on the balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset. Under the guidance, an entity will also recognize a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the standard requires expanded disclosures that are both qualitative and quantitative in nature. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and requires a modified retrospective transition method. The Company is currently evaluating the impact of the adoption on its consolidated financial statements.

In November 2015, the FASB issued guidance which simplifies the presentation of deferred income taxes by eliminating the requirement that an entity separate deferred income tax assets and liabilities into current and noncurrent in a classified statement of financial position. Under this guidance, deferred tax assets and liabilities are required to be classified as noncurrent. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company prospectively adopted the accounting standard as of the beginning of the Company’s fourth quarter of 2015.

In July 2015, the FASB issued guidance that requires entities to measure inventory within the scope of the standard at the lower of cost or net realizable value. “Net realizable value” is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not plan to early adopt, and the Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance clarifying that customers should determine whether a cloud computing arrangement includes the license of software by applying the same guidance cloud service providers used to make this determination. The new guidance also eliminates the prior requirement for customers to account for software licenses they acquire by analogizing to the guidance on leases. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The Company prospectively adopted the accounting standard in the first quarter of 2016. The adoption of this guidance had no material impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued guidance which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide disclosure in the footnotes under certain circumstances. This guidance is effective for fiscal years ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. The Company does not plan to early adopt, and the Company does not expect that this guidance will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. This guidance is effective for fiscal years and interim periods with those years beginning after December 15, 2017, and early adoption is permitted. The guidance permits the use of either a full or modified retrospective or cumulative effect transition method. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2.	Equity Investment:

In December 2015, the Company entered into a subscription agreement with Produquímica Indústria e Comércio S.A., a Brazilian corporation (“Produquímica”), and a sale and purchase agreement with certain shareholders of Produquímica. Pursuant to these agreements, the Company acquired, in the aggregate, 35% of the issued and outstanding capital stock of Produquímica for an aggregate purchase price of $452.4 million Brazilian reals, or $114.1 million U.S. dollars at closing. Of the 35% capital stock, 6% consists of common shares at closing, and the remaining 29% consists of preferred shares that will be converted to common shares upon the settlement of certain post-closing adjustments, including additional consideration to be paid by the Company based upon Produquímica’s 2015 financial performance. The additional consideration of $4.7 million U.S. dollars at current exchange rates will be paid in the second quarter of 2016 and has been recorded as an increase in investment in equity investee in the Company’s first quarter 2016 consolidated balance sheets.

The subscription agreement also contains a put option, allowing the majority shareholders to notify the Company of their intent to sell the remaining equity interests in Produquímica to the Company during October 2016, 2017 and 2018, and a call option, allowing the Company to purchase the remaining equity interests in Produquímica in October 2018, in each case at the price and on other terms and conditions set forth in the subscription agreement. The exercise price of either the put or call option will be based on the adjusted EBITDA of Produquímica for the fiscal year in which the option is exercised, and the transaction is expected to close after the applicable fiscal year end, subject to regulatory approval.

In connection with this transaction, the Company entered into a new U.S. dollar-denominated $100.0 million term loan in the fourth quarter of 2015 with certain existing lenders to fund the acquisition of the 35% equity stake in Produquímica.

The Company recognizes its share of earnings or losses from Produquímica on a three-month lag. The Company has recognized earnings of $0.4 million related to its share of earnings from the acquisition date through December 31, 2015, in its first quarter 2016 consolidated statements of operations.

3.	Inventories:

Inventories consist of the following (in millions):

	March 31, 2016	December 31, 2015
Finished goods	$154.5	$223.1
Raw materials and supplies	56.6	52.2
Total inventories	$211.1	$275.3

4.	Property, Plant and Equipment, Net:

Property, plant and equipment, net consists of the following (in millions):

	March 31, 2016	December 31, 2015
Land, buildings and structures and leasehold improvements	$362.1	$347.3
Machinery and equipment	730.3	701.5
Office furniture and equipment	26.2	25.4
Mineral interests	172.5	169.6
Construction in progress	234.1	191.5
	1,525.2	1,435.3
Less accumulated depreciation and depletion	(660.1)	(634.6)
Property, plant and equipment, net	$865.1	$800.7

5.	Goodwill and Intangible Assets, Net:

The estimated lives of the Company’s intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	5 years
Lease rights	25 years
Customer and distributor relationships	10 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	Indefinite
Water rights	Indefinite

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $1.0 million and $1.1 million in the first quarters of 2016 and 2015, respectively.

The Company has goodwill of $61.8 million and $58.1 million as of March 31, 2016, and December 31, 2015, respectively, in its consolidated balance sheets. $55.6 million and $51.7 million of the amounts recorded for goodwill as of March 31, 2016, and December 31, 2015, respectively, were recorded in the Company’s plant nutrition segment, and the remaining amounts in both periods were immaterial and recorded in its salt segment and corporate and other. The change in goodwill between December 31, 2015, and March 31, 2016, was due to the impact from translating foreign-denominated amounts to U.S. dollars.

6.	Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions and interest expense recognition differences for book and tax purposes. The Company’s effective rate is impacted by permanent tax deductions which have a less favorable impact as pretax income increases.

The Company had $4.6 million and $3.6 million as of March 31, 2016, and December 31, 2015, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $8.9 million and $6.4 million as of March 31, 2016, and December 31, 2015, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $1.1 million and $0.8 million as of March 31, 2016, and December 31, 2015, respectively, of tax-effected state NOL carryforwards which expire beginning in 2033.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2010. The reassessments are a result of ongoing audits and total $84.8 million, including interest through March 31, 2016. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved.  The Company has posted collateral in the form of a $52.8 million performance bond. The Company has paid $29.3 million (most of which is recorded in other assets in the consolidated balance sheets) with the remaining balance to be paid after 2016.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006 which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority. The Company has fully complied with the agreement since entering into it, and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled. The total amount of the reassessments, including penalties and interest through March 31, 2016, related to this matter is $94.8 million. The Company has posted collateral in the form of a $20.7 million performance bond and $37.3 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation. A trial has been scheduled with the Tax Court of Canada for July 2016 related to this matter.

The Company received Canadian income tax reassessments for years 2007-2008. The total amount of the reassessments, including penalties and interest through March 31, 2016, related to this matter is $33.5 million. The Company does not agree with these adjustments and is receiving assistance from the tax jurisdictions for relief from the impact of double taxation as available in the tax treaty between the U.S. and Canada. The Company has filed protective Notices of Objection and has agreed to post collateral of a $9.3 million performance bond and $10.1 million in the form of a bank letter guarantee which is necessary to proceed with future appeals or litigation. Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.

The Company will be required by the same local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2016, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

7.	Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2016	December 31, 2015
Term Loan due May 2017	$470.8	$471.9
Revolving Credit Facility due August 2017	—	4.5
4.875% Senior Notes due July 2024	246.6	246.5
	717.4	722.9
Less current portion	(4.9)	(4.9)
Long-term debt	$712.5	$718.0

In the first quarter of 2016, the Company adopted guidance which requires debt issuance costs to be presented as a reduction to the carrying value of the related debt rather than as a deferred charge. In connection with this adoption, the Company reclassified $3.4 million and $3.5 million of debt issuance costs related to the 4.875% senior notes due July 2024 and $0.5 million and $0.6 million of debt costs related to the term loan due May 2017 in its consolidated balance sheets as of March 31, 2016, and December 31, 2015, respectively.

As of March 31, 2016, the term loan due May 2017 and revolving credit facility were secured by substantially all existing and future assets of the Company’s subsidiaries.

In April 2016, the Company entered into a new $700 million secured credit agreement that consists of a $400 million term loan and a $300 million revolving credit facility, which replaced the Company’s previously existing term loan and revolving credit facility. The new credit agreement has a final maturity of July 1, 2021.

8.	Commitments and Contingencies:

The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana, mine. This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a new contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010, and ended on June 15, 2010. In September 2012, the U.S. National Labor Relations Board issued a decision finding that the Company had committed unfair labor practices in connection with the labor dispute. Under the ruling, the Company is responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010. Any requirement for the Company to pay back wages will be offset by any wages earned at other places of employment during this period. In the fourth quarter of 2013, this ruling was upheld by an appeals court, and the Company recorded a reserve of approximately $5.0 million in its consolidated financial statements related to expected payments required to resolve the dispute.

In the first quarter of 2015, additional information became available, and the Company recorded an additional $2.0 million reserve for this matter in its consolidated financial statements. Both parties are currently negotiating in an effort to reach a settlement. If the Company is unable to come to terms with the union, the parties may agree to arbitration, and any decisions reached in arbitration would be binding. The Company may need to record additional losses in its financial statements as a result of future developments.

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Company’s Kenosha, Wisconsin, plant. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with Compass Minerals’ operations since it acquired the property in 2002. DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The Company has completed such investigations of the soils and ground water and has provided the findings to DATCP. The Company is presently proceeding with select remediation activities to mitigate agricultural chemical impact to soils and ground water at the site. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (“ACCP”), which would provide for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, the parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgment of no further action and is required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.

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

9.	Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended March 31, 2016
	Salt	Plant Nutrition (a)	Corporate and Other (b)	Total
Sales to external customers	$292.1	$51.1	$2.5	$345.7
Intersegment sales	—	0.2	(0.2)	—
Shipping and handling cost	83.0	6.4	—	89.4
Operating earnings (loss)	82.7	5.3	(13.7)	74.3
Depreciation, depletion and amortization	10.7	7.9	1.3	19.9
Total assets (as of end of period)	893.1	704.8	54.0	1,651.9

	Three Months Ended March 31, 2015
	Salt	Plant Nutrition	Corporate and Other (b)	Total
Sales to external customers	$316.7	$73.6	$2.7	$393.0
Intersegment sales	—	0.7	(0.7)	—
Shipping and handling cost	94.5	7.4	—	101.9
Operating earnings (loss)	77.0	20.8	(13.1)	84.7
Depreciation, depletion and amortization	10.9	7.0	1.2	19.1
Total assets (as of end of period)	949.6	543.3	53.8	1,546.7

(a)	Plant nutrition segment assets include the investment in Produquímica.

(b)
Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.

10.	Stockholders’ Equity and Equity Instruments:

In May 2015, the Company’s shareholders approved the 2015 Incentive Award Plan, which authorizes the issuance of 3,000,000 shares. Since the date the 2015 Incentive Award Plan was approved, the Company ceased issuing equity awards under the 2005 Incentive Award Plan. In 2016, the Company elected to move its grant date for annual grants of equity awards from March to April. For outstanding awards, the Company’s closing stock price on the grant date was used to set the exercise price for options and the fair value of the restricted stock units (“RSUs”). Outstanding options vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. Substantially all of the RSUs vest on the third anniversary following the grant date. The RSUs granted entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs that are earned after a performance hurdle has been satisfied in the year of the grant.

The outstanding performance stock units (“PSUs”) have a three-year performance period. The PSUs each represent a target number of shares that may be issued before adjustment based upon the attainment of certain performance conditions. The Company has two types of PSUs. The actual number of shares that may be earned with respect to the total shareholder return PSUs (“TSR PSUs”) is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Russell 3000 Index during the three-year performance period. The actual number of shares received with respect to the TSR PSUs may range between 0% and 150% of the target number of shares based upon the attainment of the performance conditions. The actual number of shares that may be earned with respect to the return on invested capital PSUs (“ROIC PSUs”) is calculated by averaging the Company’s annual return on invested capital for each year in the three-year performance period. The actual number of shares received with respect to the ROIC PSUs may range between 0% and 200% based upon the attainment of the performance conditions. Substantially all of the PSUs vest three years after the grant date. The PSUs entitle the holders to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock from the grant date through the vest date for PSUs that are earned. None of the Company’s equity awards have voting rights.

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

During the three months ended March 31, 2016, the Company reissued the following number of shares from treasury stock: 9,382 shares related to the exercise of stock options, 51,140 shares related to the release of RSUs which vested, 9,922 shares related to the release of PSUs which vested, and 10,403 shares related to stock payments. The Company recognized a tax deficiency of $0.1 million from its equity compensation awards as a decrease to additional paid-in capital during the first three months of 2016. During the first three months of 2016 and 2015, the Company recorded $1.1 million and $1.6 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2016.

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2015	353,087	$83.94	91,008	$80.65	77,365	$96.63
Granted	—	—	—	—	—	—
Exercised (b)	(9,382)	60.31	—	—	—	—
Released from restriction (b)	—	—	(51,140)	75.12	(9,922)	77.75
Cancelled/Expired	(9,204)	87.40	(2,110)	89.71	(8,949)	88.03
Outstanding at March 31, 2016	334,501	$84.50	37,758	$87.64	58,494	$101.15

(a)
Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share per unit. The final performance period for the 2013 PSU grant was completed in 2015. The Company issued 9,922 shares and cancelled 5,263 PSUs in the first quarter of 2016 related to the 2013 PSU grant.

(b)	Common stock issued for exercised options and RSUs and PSUs released from restriction was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges, and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) as of and for the three months ended March 31, 2016, and 2015 are as follows (in millions):

Three Months Ended March 31, 2016 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.6)	$(3.8)	$(102.9)	$(108.3)
Other comprehensive income (loss) before reclassifications (b)	(0.5)	—	34.4	33.9
Amounts reclassified from accumulated other comprehensive loss	0.7	0.1	—	0.8
Net current period other comprehensive income (loss)	0.2	0.1	34.4	34.7
Ending balance	$(1.4)	$(3.7)	$(68.5)	$(73.6)

Three Months Ended March 31, 2015 (a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(2.0)	$(9.0)	$(4.5)	$(15.5)
Other comprehensive income (loss) before reclassifications (b)	(0.7)	—	(49.8)	(50.5)
Amounts reclassified from accumulated other comprehensive loss	0.7	0.3	—	1.0
Net current period other comprehensive income (loss)	—	0.3	(49.8)	(49.5)
Ending balance	$(2.0)	$(8.7)	$(54.3)	$(65.0)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange (gains) losses of $(21.8) million and $17.3 million in the three months ended March 31, 2016, and March 31, 2015, respectively, in accumulated other comprehensive income (loss) related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to (income) expense for the three months ended March 31, 2016, and 2015 are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$1.1	$1.1	Product cost
	(0.4)	(0.4)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.7	0.7
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.4	Product cost
	—	(0.1)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.1	0.3
Total reclassifications, net of income taxes	$0.8	$1.0

11.	Derivative Financial Instruments:

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

Cash Flow Hedges

As of March 31, 2016, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated statements of financial position. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. All derivative instruments held by the Company as of March 31, 2016, and December 31, 2015, qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations (see Note 10). For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. As of March 31, 2016, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2017. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2016, and December 31, 2015, the Company had agreements in place to hedge forecasted natural gas purchases of 2.2 million and 2.8 million MMBtus, respectively.

As of March 31, 2016, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $2.2 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of March 31, 2016, and December 31, 2015 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a)	Balance Sheet Location	March 31, 2016	Balance Sheet Location	March 31, 2016
Commodity contracts	Other current assets	$0.1	Accrued expenses	$2.2
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments		$0.1		$2.4

(a)
As of March 31, 2016, the Company had commodity hedge agreements with two counterparties. Amounts recorded as liabilities for the Company’s commodity contracts were payable to both counterparties. The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets $0.1 million that were in receivable positions against its contracts in payable positions.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a)	Balance Sheet Location	December 31, 2015	Balance Sheet Location	December 31, 2015
Commodity contracts	Other current assets	$0.1	Accrued expenses	$2.6
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments		$0.1		$2.7

(a)
As of December 31, 2015, the Company had commodity hedge agreements with two counterparties. Amounts recorded as liabilities for the Company’s commodity contracts were payable to both counterparties. The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets $0.1 million that were in receivable position against its contracts in payable positions.

12.	Fair Value Measurements:

The Company’s financial instruments are measured and reported at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (level one inputs) or, absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (level two inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (level three inputs).

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

The estimated fair values for each type of instrument are presented below (in millions).

	March 31, 2016	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(1.6)	$(1.6)	$—	$—
Derivatives – natural gas instruments, net	(2.3)	—	(2.3)	—
Total Liabilities	$(3.9)	$(1.6)	$(2.3)	$—

(a)
Includes mutual fund investments of approximately 20% in the common stock of large-cap U.S. companies, approximately 10% in the common stock of small to mid-cap U.S. companies, approximately 5% in international companies, approximately 10% in bond funds, approximately 20% in short-term investments and approximately 35% in blended funds.

	December 31, 2015	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(1.6)	$(1.6)	$—	$—
Derivatives – natural gas instruments, net	(2.6)	—	(2.6)	—
Total Liabilities	$(4.2)	$(1.6)	$(2.6)	$—

(a)
Includes mutual fund investments of approximately 20% in the common stock of large-cap U.S. companies, approximately 5% in the common stock of small to mid-cap U.S. companies, approximately 5% in the common stock of international companies, approximately 5% in bond funds, approximately 35% in short-term investments and approximately 30% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.6 million at both March 31, 2016, and December 31, 2015, are stated at fair value based on quoted market prices. As of March 31, 2016, the estimated amount a third-party would pay for the fixed-rate 4.875% senior notes due July 2024, based on available trading information, totaled $242.5 million (level two) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at March 31, 2016, for the amounts outstanding under the credit agreement, based upon available bid information received from the Company’s lender, totaled $466.6 million (level two) compared with the aggregate principal balance of $471.3 million.

13.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended March 31,
	2016	2015
Numerator:
Net earnings	$49.7	$60.6
Less: net earnings allocated to participating securities (a)	(0.2)	(0.3)
Net earnings available to common shareholders	$49.5	$60.3

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,746	33,626
Weighted-average awards outstanding (b)	2	23
Shares for diluted earnings per share	33,748	33,649
Net earnings per common share, basic	$1.47	$1.79
Net earnings per common share, diluted	$1.46	$1.79

(a)
Participating securities include options, PSUs and RSUs that receive non-forfeitable dividends. Weighted participating securities included 143,000 and 216,000 for the three months ended March 31, 2016, and March 31, 2015, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares. In addition, the Company had 400,000 and 343,000 weighted-awards outstanding for the three months ended March 31, 2016, and March 31, 2015, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: hazards of mining, including acts of nature; uninsured risks; difficulties or delays in receiving or renewing required governmental or regulatory approvals; the impact of new technology on the demand for our products; the price or lack of availability of transportation services; agricultural economics, customer expectations about future plan nutrition prices and customer application rates; weather conditions; cyber security issues; the ability to attract and retain skilled personnel or avoid a disruption in our workforce; the impact of competitive products; governmental policies affecting highway maintenance programs, or consumer, industrial or agricultural sectors in localities where we or our customers operate; constraints on supplies and prices of raw materials and energy used in manufacturing certain of our products; changes in tax laws or estimates; domestic and international general business and economic conditions; foreign exchange rates and their fluctuations; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the costs and effects of legal and tax proceedings, including environmental and administrative proceedings; the impact of indebtedness and interest rates, including access to additional credit and capital markets; the ability to complete the acquisition of our unconsolidated equity investee; the ability to successfully complete acquisitions or integrate acquired businesses; misappropriation or infringement claims relating to intellectual property; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; and other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (“SEC”), including the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation our expected outlook, including expected bid volumes, sales volumes, plant nutrition results, weakness in the agricultural market, imports of SOP, selling prices, production costs, inventory sales and savings from our cost structure review; our ability to meed debt service requirements, optimize cash accessibility and minimize tax expense; outcomes of any matters with taxing authorities; and amount of debt we may assume if we purchase the remaining equity in Produquímica. These forward-looking statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, references in this quarterly report to the “Company,” “Compass,” “Compass Minerals,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2015, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

COMPANY OVERVIEW

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash specialty fertilizer (“SOP”) and magnesium chloride. As of March 31, 2016, we operated 13 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada and the largest dedicated rock salt mine in the United Kingdom (“U.K.”) in Winsford, Cheshire. Our salt business produces and sells sodium chloride and magnesium chloride, which are used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation, and agricultural and industrial applications. Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America. In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, U.K., which provides services to businesses throughout the U.K.

CONSOLIDATED RESULTS

The following is a summary of our consolidated results of operations for the quarters ended March 31, 2016, and March 31, 2015. The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and the Notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED MARCH 31

•	Sales decreased 12% to $345.7 million.

•	Operating earnings decreased 12% to $74.3 million.

•	Salt segment operating earnings increased 7%, partially offsetting a 75% decline in plant nutrition operating earnings.

•	Restructuring plan is underway to reduce costs and streamline structure.

•	Adjusted earnings before interest, income taxes, depreciation and amortization (“EBITDA”)* decreased 9% to $94.6 million.

•	Diluted earnings per share decreased 18% to $1.46.

* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable GAAP financial measure and the reasons we use this non-GAAP measure.

Gross Profit: Decreased $10.6 million or 9%; Gross Margin increased 1 percentage point from 29% to 30%

•	Salt gross profit increased by approximately $5 million.

•	The increase in salt gross profit was due primarily to lower sales of purchased salt and lower logistics costs.

•	Salt gross profit in the first quarter of 2015 was unfavorably impacted by unplanned downtime at our North American mines and the cost of purchased salt to supplement production.

•	The increase in salt gross profit was partially offset by lower salt average selling price and lower salt sales volumes in the first quarter of 2016.

•	Lower gross profit for the plant nutrition segment contributed approximately $15 million to the decrease in gross profit.

•	The decrease in plant nutrition gross profit was primarily due to lower plant nutrition average sales prices and lower plant nutrition sales volumes.

•	In addition, an increase in per-unit production costs contributed to the decline in plant nutrition gross profit.

•	The decrease in plant nutrition segment gross profit was partially offset by a $1.9 million gain from the disposition of property at our Ogden, Utah facility.

OTHER EXPENSES AND INCOME

SG&A: Decreased $0.2 million; Increased 0.9 percentage points to 8.2% from 7.3% as a percentage of sales

•	The decrease in expense was due to a $1.2 million decrease in professional services expenses, primarily in corporate, and lower total corporate salaries expense.

•	The decrease was partially offset by $1.7 million of plant nutrition and corporate severance costs related to the restructuring of our business.

Interest Expense: Increased $0.4 million to $5.8 million

•
The increase was primarily due to the $100 million term loan used to fund the acquisition of our 35% equity interest in Produquímica Indústria e Comércio S.A., a Brazilian corporation (“Produquímica”), in December 2015.

Net Earnings from Equity Investment: Increased $0.4 million to $0.4 million

•	We recognized earnings of $0.4 million related to our share of Produquimica’s net earnings from the date of acquisition through December 31, 2016.

Other Income: Decreased $2.7 million to $0.8 million

•	The decrease was primarily the result of lower foreign exchange gains.

Income Tax Expense: Decreased $2.2 million to $20.0 million

•	The decrease in income tax expense was primarily due to lower pre-tax income.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes. Our effective tax rate increased from 27% in the first quarter of 2015 to 29% in the first quarter of 2016.

OUTLOOK

•
Because of mild winter weather in the first quarter or 2016, we expect that bid volumes for the upcoming highway deicing season will be reduced from 2015 levels. We expect full-year salt sales volumes to range from 11 million tons to 11.8 million tons.

•
We believe that the plant nutrition outlook continues to be negatively impacted by the overall weakness in the agriculture market, as well as increased imports of SOP driven largely by the current strength of the U.S. dollar.

•	We believe that our annual 2016 plant nutrition selling prices will be negatively impacted in some geographies as we look to drive SOP sales volumes up to more normal levels.

•	We expect annual 2016 plant nutrition sales volumes to surpass annual 2015 sales volumes.

•	We expect to benefit from improved plant nutrition production costs in the second half of 2016 after we sell through higher-cost, KCl-based inventory from 2015.

•
In February 2016, we announced steps to align our inventories with market demand and we are undergoing a thorough review of our cost structure. This effort resulted in a restructuring charge in the first quarter of 2016 of $3.2 million, or $0.06 per diluted share, related to a workforce reduction of approximately 150 positions. A significant portion of this total results from our investment in continuous mining at our Goderich, Ontario location. We expect the majority of the workforce reduction to be completed by the end of 2016. We expect ongoing annualized savings of approximately $15 million beginning in 2018.

OPERATING SEGMENT PERFORMANCE

The following financial results represent consolidated financial information with respect to sales from our salt and plant nutrition segments. Sales primarily include revenues from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver salt and plant nutrition products to our customers.

The results of operations of the consolidated records management business and other incidental revenues include sales of $2.5 and $2.7 million for first quarter of 2016 and 2015, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

SALT SEGMENT RESULTS

THREE MONTHS ENDED MARCH 31

•	Salt sales were $292.1 million, a decrease of 8%, primarily due to lower average salt selling prices and mild winter weather in the first quarter of 2016.

•	Salt average selling price decreased 5%.

•	Salt volumes were down 3%.

Salt Product Sales: Decreased 6% or $13.1 million

•
Salt sales volumes declined 148,000 tons, or 3%, due to lower highway and consumer deicing sales volumes as a result of milder winter weather experienced in the first quarter of 2016 in the U.K. when compared to the same period in the prior year.

•	Salt sales volumes in North America were favorably impacted by increased highway deicing commitment volumes resulting from the prior bid season.

•	A decrease of 5% in salt average selling prices contributed approximately $16 million to the decline in salt product sales, and included the unfavorable foreign currency exchange rates.

•	Favorable logistics costs partially offset the decline in salt product sales.

PLANT NUTRITION SEGMENT RESULTS

THREE MONTHS ENDED MARCH 31

•	Plant nutrition sales were $51.1 million, a decrease of 31%.

•	Plant nutrition sales volumes decreased by 24%.

•	Plant nutrition average selling price decreased by 9%.

Plant Nutrition Product Sales: Decreased 32% or $21.5 million

•	Plant nutrition sales volumes declined 23,000 tons, or 24%, and contributed approximately $15 million to the decrease in plant nutrition product sales due to weak demand in the agriculture market.

•	The 9% decrease in plant nutrition average selling price contributed approximately $7 million to the decrease in plant nutrition product sales.

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

Cash and cash equivalents of $85.2 million as of March 31, 2016, increased $26.8 million over December 31, 2015. We generated $92.6 million of operating cash flows in the first three months of 2016. In the first three months of 2016, we used cash on hand and cash flows from operations to fund capital expenditures of $43.8 million and to pay dividends on our common stock of $23.5 million.

As of March 31, 2016, we had $717.4 million of indebtedness, net of deferred financing costs, consisting of $246.6 million 4.875% senior notes due July 2024 and $470.8 million of borrowings outstanding under our credit agreement. No amounts were outstanding under our $125 million revolving credit facility as of March 31, 2016. We had $6.0 million of outstanding letters of credit as of March 31, 2016, which reduced our revolving credit facility borrowing availability to $119.0 million. In April 2016, we entered into a new $700 million secured credit agreement that consists of a $400 million term loan and a $300 million revolving credit facility, which replaced our previously existing term loan and revolving credit facility. The new credit agreement has a final maturity of July 1, 2021.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI.  Furthermore, we must remain in compliance with the terms of our credit agreement, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture. Although we are in compliance with our debt covenants as of March 31, 2016, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2016, we had $71.9 million of cash and cash equivalents (in the consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we experience large changes in our working capital requirements from quarter to quarter. Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter. When needed, we fund short-term working capital requirements by accessing our $125 million revolving credit facility. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

In December 2015, we completed the acquisition of a 35% equity stake in Produquímica, one of Brazil’s leading manufacturers and distributors of specialty plant nutrients. The all-cash transaction was valued at $452.4 million Brazilian reals ($114.1 million U.S. dollars at closing), subject to customary post-closing adjustments. Of the 35% equity stake, 6% consists of common shares and the remaining 29% consists of preferred shares that will be converted to common shares upon the settlement of certain post-closing adjustments, including additional consideration to be paid by us based upon Produquímica’s 2015 financial performance. The additional consideration of $4.7 million U.S. dollars at current exchange rates will be paid in the second quarter of 2016 and has been recorded as an increase in the investment in equity investee in our first quarter 2016 consolidated balance sheets.

As part of the Produquímica investment, the majority shareholders have a put option that may be exercised in October 2016, 2017 or 2018 to sell to us the remaining equity in Produquímica. The funding and closing of the acquisition would occur early the following year, subject to regulatory review. We also have a call option to purchase the remaining equity in Produquímica that is exercisable in October 2018. The put and call option exercise price is based on full-year adjusted EBITDA at a multiple of 9.4x (2016), 9.3x (2017) or 9.2x (2018). Currently, we estimate that the cost to purchase the remaining equity in Produquímica would be approximately $250 to $270 million U.S. dollars based upon the projected performance of Produquímica and current exchange rates. In addition, if we purchase the remaining equity in Produquímica, we expect to assume debt denominated in Brazilian reals of approximately $100 million U.S. dollars; however, the ultimate amount of consideration paid for the acquisition will be dependent upon the future performance of Produquímica and the exchange rate of the Brazilian reals to U.S. dollars. To fund the acquisition, we may need to obtain new financing, use other sources of funding, use cash on hand or any combination thereof.

Q1 2016	Q1 2015
Operating Activities:
» Net earnings were $49.7 million. » Working capital items were a source of operating cash flows of $24.6 million.	» Net earnings were $60.6 million. » Working capital items were a source of operating cash flows of $34.3 million.
Investing Activities:
» Net cash flows used by investing activities included $43.8 million of capital expenditures.	» Net cash flows used by investing activities included $41.7 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $23.5 million.

» In addition, we had net payments on our debt of $5.7 million and $0.6 million in proceeds received from stock option exercises.

» Net cash flows used by financing activities included the payment of dividends of $22.4 million.

» In addition, we made net payments on long-term debt of $0.9 and received proceeds from stock option exercises of $2.1 million

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate the performance of Compass Minerals. While the consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and EBITDA adjusted for items which management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations. Our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments. In addition, the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items in other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.  The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended March 31,
	2016	2015
Net earnings	$49.7	$60.6
Interest expense	5.8	5.4
Income tax expense	20.0	22.2
Depreciation, depletion and amortization	19.9	19.1
EBITDA	95.4	107.3
Adjustments to EBITDA:
Other income, net	(0.8)	(3.5)
Adjusted EBITDA	$94.6	$103.8

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Effects of Currency Fluctuations

We conduct operations in Canada and the U.K. We also have an equity investment in Produquímica, a Brazilian corporation. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of our revenues and costs are denominated in U.S. dollars, with British pounds sterling and Canadian dollars also being significant. Significant changes in the value of the Canadian dollar, British pound sterling or Brazilian real relative to the U.S. dollar could have a material effect on our financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing by entering into forward derivative instruments and may take further actions to mitigate our exposure to interest rates and to changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2015.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016, to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various routine legal proceedings arising from the ordinary course of our business. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. We cannot predict the outcome of these lawsuits, legal proceedings and claims with certainty. Nevertheless, we believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our financial condition or results of operations. There have been no material developments since December 31, 2015, with respect to legal proceedings.

Item 1A.	Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  There have been no material changes to our risk factors as disclosed in such Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.	Other Information

None.

Item 6.	Exhibits

The Exhibit Index attached to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: April 26, 2016	By:	/s/ MATTHEW J. FOULSTON
Matthew J. Foulston
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1
Separation Letter Agreement, dated February 4, 2016, and Final Waiver and Release Claims, dated February 17, 2016, between the Company and Keith Espelien (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 23, 2016).

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Matthew J. Foulston, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer, and Matthew J. Foulston, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements.

*	Filed herewith

**	Furnished herewith