Form 10-Q
period 2016-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2016-07-26
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of July 22, 2016 was 33,786,067 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$92.7	$58.4
Receivables, less allowance for doubtful accounts of $1.6 in 2016 and $1.3 in 2015	71.9	147.8
Inventories	240.9	275.3
Other	30.9	30.8
Total current assets	436.4	512.3
Property, plant and equipment, net	890.5	800.7
Intangible assets, net	87.0	85.3
Goodwill	61.4	58.1
Investment in equity investee	124.1	116.4
Other	57.2	52.0
Total assets	$1,656.6	$1,624.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4.0	$4.9
Accounts payable	54.5	80.7
Accrued expenses	47.7	48.9
Accrued salaries and wages	15.6	15.2
Income taxes payable	—	14.8
Accrued interest	6.3	6.3
Total current liabilities	128.1	170.8
Long-term debt, net of current portion	746.2	718.0
Deferred income taxes, net	71.2	71.3
Other noncurrent liabilities	26.7	25.0
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	94.7	91.7
Treasury stock, at cost — 1,581,769 shares at June 30, 2016, and 1,665,731 shares at December 31, 2015	(3.0)	(3.2)
Retained earnings	667.9	659.1
Accumulated other comprehensive loss	(75.6)	(108.3)
Total stockholders’ equity	684.4	639.7
Total liabilities and stockholders’ equity	$1,656.6	$1,624.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	$169.5	$183.7	$515.2	$576.7
Shipping and handling cost	37.1	40.8	126.5	142.7
Product cost	91.1	92.3	244.8	270.2
Gross profit	41.3	50.6	143.9	163.8
Selling, general and administrative expenses	25.8	26.6	54.1	55.1
Operating earnings	15.5	24.0	89.8	108.7

Other (income) expense:
Interest expense	5.6	5.3	11.4	10.7
Net loss from equity investee	1.7	—	1.3	—
Other, net	0.9	(1.2)	0.1	(4.7)
Earnings before income taxes	7.3	19.9	77.0	102.7
Income tax expense	1.0	6.7	21.0	28.9
Net earnings	$6.3	$13.2	$56.0	$73.8

Basic net earnings per common share	$0.18	$0.39	$1.65	$2.18
Diluted net earnings per common share	$0.18	$0.39	$1.65	$2.18

Weighted-average common shares outstanding (in thousands):
Basic	33,784	33,682	33,766	33,654
Diluted	33,787	33,701	33,769	33,675

Cash dividends per share	$0.695	$0.66	$1.39	$1.32

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$6.3	$13.2	$56.0	$73.8
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both the three and six months ended June 30, 2016, and $(0.1) and $(0.2) in the three and six months ended June 30, 2015, respectively.	0.1	0.3	0.2	0.6
Unrealized gain on cash flow hedges, net of tax of $(0.7) and $(0.8) in the three and six months ended June 30, 2016, respectively, and $(0.3) and $(0.4) in the three and six months ended June 30, 2015, respectively.	1.2	0.5	1.4	0.5
Cumulative translation adjustment	(3.3)	11.2	31.1	(38.6)
Comprehensive income	$4.3	$25.2	$88.7	$36.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2016
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2015	$0.4	$91.7	$(3.2)	$659.1	$(108.3)	$639.7
Comprehensive income				56.0	32.7	88.7
Dividends on common stock		0.1		(47.2)		(47.1)
Shares issued for stock units		(0.1)	0.1			—
Income tax deficiency from equity awards		(0.2)				(0.2)
Stock options exercised		0.6	0.1			0.7
Stock-based compensation		2.6				2.6
Balance, June 30, 2016	$0.4	$94.7	$(3.0)	$667.9	$(75.6)	$684.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net earnings	$56.0	$73.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	40.9	38.2
Finance fee amortization	0.6	0.6
Early extinguishment of debt	0.1	—
Stock-based compensation	2.6	3.3
Deferred income taxes	(4.1)	2.7
Net loss in equity investee	1.3	—
Other, net	(0.6)	2.0
Changes in operating assets and liabilities, net of acquisition:
Receivables	78.2	118.8
Inventories	35.8	(29.3)
Other assets	(0.2)	(5.9)
Accounts payable and accrued expenses	(60.5)	(92.5)
Other liabilities	(0.2)	0.5
Net cash provided by operating activities	149.9	112.2
Cash flows from investing activities:
Capital expenditures	(94.8)	(89.8)
Investment in equity method investee	(4.7)	—
Other, net	(1.5)	(0.5)
Net cash used in investing activities	(101.0)	(90.3)
Cash flows from financing activities:
Proceeds from the issuance of long-term debt	400.0	—
Proceeds from revolving credit facility borrowings	183.5	—
Principal payments on revolving credit facility borrowings	(80.5)	—
Principal payments on long-term debt	(473.4)	(1.9)
Dividends paid	(47.1)	(44.6)
Fees paid to refinance debt	(1.5)	—
Deferred financing costs	(3.5)	—
Proceeds received from stock option exercises	0.7	2.1
Excess tax benefit (deficiency) from equity compensation awards	(0.2)	0.1
Net cash used in financing activities	(22.0)	(44.3)
Effect of exchange rate changes on cash and cash equivalents	7.4	(10.7)
Net change in cash and cash equivalents	34.3	(33.1)
Cash and cash equivalents, beginning of the year	58.4	266.8
Cash and cash equivalents, end of period	$92.7	$233.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.7	$10.9
Income taxes paid, net of refunds	$44.8	$73.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc., through its subsidiaries, is a producer and marketer of essential mineral products with manufacturing sites in North America and the United Kingdom (the “U.K.”). Except where otherwise noted, references to North America include only the continental United States (the “U.S.”) and Canada, and references to the U.K. include only England, Scotland and Wales. References to the “Company,” “Compass,” “Compass Minerals,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and sulfate of potash (“SOP”), a specialty fertilizer the Company markets under the trade name Protassium+™. Additionally, the Company sells various premium micronutrient products under its Wolf Trax® brand. The Company provides highway deicing products to customers in North America and the U.K. and plant nutrients to growers and fertilizer distributors worldwide. The Company also produces and markets consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other mineral-based products for consumer, agricultural and industrial applications. Compass Minerals also provides records management services to businesses located in the U.K.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company uses the equity method of accounting for equity securities when it has significant influence or when it has more than a minor ownership interest or more than a minor influence over the investee’s operations but does not have a controlling financial interest. The Company recognizes its share of the investee’s earnings or losses on a three-month lag as the investee’s financial information is not available on a timely basis.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015, as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in its sales, primarily with respect to its deicing salt products. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Reclassifications

Certain prior year amounts have been reclassified from other noncurrent assets to long-term debt, net of current portion, to conform to the current year presentation as required by the new accounting standard on debt issuance costs (see Note 7).

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance requires a modified retrospective transition method and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for fiscal years ending after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset. Under this guidance, an entity must also recognize a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the standard requires expanded qualitative and quantitative disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition method. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

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

In December 2015, the Company entered into a subscription agreement with Produquímica Indústria e Comércio S.A.(“Produquímica”), a Brazilian corporation, and a sale and purchase agreement with certain shareholders of Produquímica. Pursuant to these agreements, the Company acquired, in the aggregate, 35% of the issued and outstanding capital stock of Produquímica for an aggregate purchase price of $452.4 million Brazilian reals, or $114.1 million U.S. dollars at closing. Of the 35% capital stock, 6% consisted of common shares at closing, and the remaining 29% consisted of preferred shares that converted to common shares upon the settlement of certain post-closing adjustments, including additional consideration paid by the Company based upon Produquímica’s 2015 financial performance. The additional consideration of $4.7 million U.S. dollars was paid in the second quarter of 2016 and was recorded as an increase in investment in equity investee in the Company’s consolidated financial statements.

The subscription agreement also contains a put option, allowing the majority shareholders to notify the Company of their intent to sell the remaining equity interests in Produquímica to the Company during October 2016, 2017 or 2018, and a call option, allowing the Company to notify the Produquímica shareholders of its intent to purchase the remaining equity interests in Produquímica during October 2018, in each case at the price and on other terms and conditions set forth in the subscription agreement. The exercise price of either the put or call option will be based on the adjusted EBITDA of Produquímica for the fiscal year in which the option is exercised, and the transaction is expected to close after the applicable fiscal year end, subject to regulatory approval.

In connection with this transaction, the Company entered into a new U.S. dollar-denominated $100.0 million term loan in the fourth quarter of 2015 with certain existing lenders to fund the acquisition of the 35% equity stake in Produquímica. The term loan was refinanced in the second quarter of 2016 (see Note 7).

In connection with the acquisition, the Company completed a purchase price allocation for the Company’s investment in Produquímica. As of the acquisition date, the cost basis of the Company’s equity interest in Produquímica exceeded the Company’s proportional interest in the underlying net assets of Produquímica. This basis difference of approximately $115 million represents the Company’s share of the amount by which the fair market value of Produquímica’s net identifiable assets exceeded their book value and equity method goodwill. The portion of the basis difference related to property, plant and equipment and intangible assets is being amortized based on the remaining estimated useful lives of the various underlying net assets, as appropriate. The portion of the basis difference related to finished goods inventory is being expensed as the inventory is sold. The additional expense associated with these basis differences is included as a component of the Company’s share of the equity investee’s earnings or loss. These basis differences were based on preliminary calculations and valuations, and the estimates and assumptions are subject to change as additional information is obtained.

The Company recognizes its share of earnings or losses from Produquímica on a three-month lag. The Company has recognized losses of $1.7 million and $1.3 million related to its share of earnings for the three and six months ended June 30, 2016, respectively, in its consolidated statements of operations.

3.	Inventories:

Inventories consist of the following (in millions):

	June 30, 2016	December 31, 2015
Finished goods	$186.0	$223.1
Raw materials and supplies	54.9	52.2
Total inventories	$240.9	$275.3

4.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2016	December 31, 2015
Land, buildings and structures and leasehold improvements	$362.2	$347.3
Machinery and equipment	741.4	701.5
Office furniture and equipment	24.9	25.4
Mineral interests	171.2	169.6
Construction in progress	261.2	191.5
	1,560.9	1,435.3
Less accumulated depreciation and depletion	(670.4)	(634.6)
Property, plant and equipment, net	$890.5	$800.7

5.	Goodwill and Intangible Assets, Net:

The estimated lives of the Company’s intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	5 years
Lease rights	25 years
Customer and distributor relationships	10 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	Indefinite
Water rights	Indefinite

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $1.1 million and $1.2 million in the second quarters of 2016 and 2015, respectively, and $2.1 million and $2.3 million in the first six months of 2016 and 2015, respectively.

The Company had goodwill of $61.4 million and $58.1 million as of June 30, 2016, and December 31, 2015, respectively, in its consolidated balance sheets. $55.3 million and $51.7 million of the amounts recorded for goodwill as of June 30, 2016, and December 31, 2015, respectively, were recorded in the Company’s plant nutrition segment, and the remaining amounts in both periods were immaterial and recorded in the Company’s salt segment and corporate and other. The change in goodwill between December 31, 2015, and June 30, 2016, was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

The Company had $5.1 million and $3.6 million as of June 30, 2016, and December 31, 2015, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $11.4 million and $6.4 million as of June 30, 2016, and December 31, 2015, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $1.4 million and $0.8 million as of June 30, 2016, and December 31, 2015, respectively, of tax-effected state NOL carryforwards which expire beginning in 2033.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2011. The reassessments are a result of ongoing audits and total $94.4 million, including interest through June 30, 2016. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $61.2 million performance bond, has paid $29.2 million (most of which is recorded in other assets in its consolidated balance sheets) and the remaining balance (which is currently $4.0 million) will be addressed later this year, which is necessary to proceed with future appeals or litigation.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006, which have been previously settled by agreement among the Company, the Canadian federal taxing authority and the U.S. federal taxing authority. The Company has fully complied with the agreement since entering into it, and it believes this action is highly unusual.  The Company is seeking to enforce the agreement which provided the basis upon which the returns were previously filed and settled. The total amount of the reassessments, including penalties and interest through June 30, 2016, related to this matter is $95.6 million. The Company has posted collateral in the form of a $20.6 million performance bond and a $37.2 million bank letter guarantee, which is necessary to proceed with future appeals or litigation. A trial commenced in the Tax Court of Canada in July 2016 with respect to the Canadian federal tax issues for these matters, and the outcome of the trial is pending.

The Company received Canadian income tax reassessments for years 2007-2008. The total amount of the reassessments, including penalties and interest through June 30, 2016, related to this matter is $33.8 million. The Company does not agree with these adjustments and is receiving assistance from the tax jurisdictions for relief from the impact of double taxation as available in the tax treaty between the U.S. and Canada. The Company has filed protective Notices of Objection and has agreed to post collateral in the form of a $9.2 million performance bond and a $10.1 million bank letter guarantee, which is necessary to proceed with future appeals or litigation. Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.

The Company will be required by local regulations to provide security for additional interest on the above disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations, cash flows or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2016, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

7.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2016	December 31, 2015
Term Loan due July 2021	$396.0	$—
Term Loan due May 2017	—	471.9
Revolving Credit Facility due August 2017	—	4.5
Revolving Credit Facility due July 2021	107.5	—
4.875% Senior Notes due July 2024	246.7	246.5
	750.2	722.9
Less current portion	(4.0)	(4.9)
Long-term debt	$746.2	$718.0

In April 2016, the Company refinanced its existing $471 million term loans and $125 million revolving credit facility with a new $400 million senior secured term loan and a $300 million senior secured revolving credit facility, which both mature July 1, 2021. The new term loan and revolving credit facility bear interest at LIBOR plus 1.5% based on the Company’s current leverage ratio and credit rating. In connection with the refinancing, the Company incurred $6.1 million of refinancing fees ($1.5 million was recorded as an expense and $4.6 million was capitalized as deferred financing costs) and wrote-off $0.1 million of existing deferred financing costs related to the previous term loans and revolving credit facility.

In the first quarter of 2016, the Company adopted guidance which requires debt issuance costs to be presented as a reduction to the carrying value of the related debt rather than as a deferred charge. In connection with this adoption, the Company reclassified $3.3 million and $3.5 million of debt issuance costs related to its 4.875% senior notes due July 2024 and $3.0 million and $0.6 million of debt costs related to its term loans in its consolidated balance sheets as of June 30, 2016, and December 31, 2015, respectively.

As of June 30, 2016, the term loan and revolving credit facility were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries.

8.	Commitments and Contingencies:

The Company is involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana, mine. This matter arises out of a labor dispute between the Company and the United Steelworkers Union over the terms of a contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010, and ended on June 15, 2010. In September 2012, the U.S. National Labor Relations Board issued a decision finding that the Company had committed unfair labor practices in connection with the labor dispute. Under the ruling, the Company is responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010. Any requirement for the Company to pay back wages will be offset by any wages earned at other places of employment during this period. In the fourth quarter of 2013, this ruling was upheld by an appeals court, and the Company recorded a reserve of $5.0 million in its consolidated financial statements related to expected payments required to resolve the dispute.

In the first quarter of 2015, additional information became available, and the Company recorded an additional $2.0 million reserve for this matter in its consolidated financial statements. The Company is also recording interest on the amount reserved at approximately 4% per year. Both parties are currently negotiating in an effort to reach a settlement. If the Company is unable to come to terms with the union, the parties may agree to arbitration, and any decisions reached in arbitration would be binding. Currently, the reserves that the Company has recorded for this matter are at the minimum of its estimated range of potential losses, and the Company may need to record additional losses in its financial statements as a result of future developments.

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals may be present in soil and ground water at the Company’s Kenosha, Wisconsin, plant. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with the Company’s operations since it acquired the property in 2002. DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The Company has completed these investigations of the soil and ground water and has provided the findings to DATCP. The Company is presently proceeding with select remediation activities to mitigate agricultural chemical impact to soil and ground water at the site. All investigations and mitigation activities to date are being conducted, and any potential future remediation work may be conducted, under the Wisconsin Agricultural Chemical Cleanup Program (the “ACCP”), which would provide for reimbursement of some of the costs. The Company also may seek participation by, or cost reimbursement from, the parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgment of no further action from DACTP and is required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.

In addition, from time to time, the Company is involved in various routine legal proceedings arising from the ordinary course of the Company’s business. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims.

Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

9.	Operating Segments:

Segment information is as follows (in millions):

	Three Months Ended June 30, 2016
	Salt	Plant Nutrition(a)	Corporate and Other(b)	Total
Sales to external customers	$119.1	$47.8	$2.6	$169.5
Intersegment sales	—	1.9	(1.9)	—
Shipping and handling cost	31.4	5.7	—	37.1
Operating earnings (loss)	23.3	4.7	(12.5)	15.5
Depreciation, depletion and amortization	11.3	8.4	1.3	21.0
Total assets (as of end of period)	899.1	702.7	54.8	1,656.6

	Three Months Ended June 30, 2015
	Salt	Plant Nutrition(a)	Corporate and Other(b)	Total
Sales to external customers	$116.3	$64.1	$3.3	$183.7
Intersegment sales	0.1	2.8	(2.9)	—
Shipping and handling cost	35.1	5.7	—	40.8
Operating earnings (loss)	21.1	16.8	(13.9)	24.0
Depreciation, depletion and amortization	10.9	7.1	1.1	19.1
Total assets (as of end of period)	905.6	563.0	61.7	1,530.3

	Six Months Ended June 30, 2016
	Salt	Plant Nutrition(a)	Corporate and Other(b)	Total
Sales to external customers	$411.2	$98.9	$5.1	$515.2
Intersegment sales	—	2.1	(2.1)	—
Shipping and handling cost	114.4	12.1	—	126.5
Operating earnings (loss)	106.0	10.0	(26.2)	89.8
Depreciation, depletion and amortization	22.0	16.3	2.6	40.9

	Six Months Ended June 30, 2015
	Salt	Plant Nutrition(a)	Corporate and Other(b)	Total
Sales to external customers	$433.0	$137.7	$6.0	$576.7
Intersegment sales	0.1	3.5	(3.6)	—
Shipping and handling cost	129.6	13.1	—	142.7
Operating earnings (loss)	98.1	37.6	(27.0)	108.7
Depreciation, depletion and amortization	21.8	14.1	2.3	38.2

(a)	Plant nutrition segment assets include the investment in Produquímica.

(b)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

10.	Stockholders’ Equity and Equity Instruments:

In May 2015, the Company’s shareholders approved the 2015 Incentive Award Plan, which authorizes the issuance of 3,000,000 shares. Since the date the 2015 Incentive Award Plan was approved, the Company ceased issuing equity awards under the 2005 Incentive Award Plan. In 2016, the Company elected to move its grant date for annual grants of equity awards from March to April. For outstanding awards, the Company’s closing stock price on the grant date was used to set the exercise price for options and the fair value of restricted stock units (“RSUs”). In the first six months of 2016, the Company granted 157,887 options, 25,565 RSUs and 42,902 performance stock units (“PSUs”) to certain employees under its 2015 Incentive Award Plan. None of the granted equity awards have voting rights.

Options

Options granted in 2016 vest ratably on each anniversary date over a four-year service period. Unexercised options expire after seven years. Options do not have dividend rights. To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The inputs used to calculate fair value for options granted in 2016 are included in the table below.

Fair value of options granted	$10.17
Exercise price	$70.58
Expected term (years)	4.5
Expected volatility	24.4%
Dividend yield	3.3%
Risk-free rate of return	1.2%

RSUs

RSUs granted in 2016 vest on the third anniversary following the grant date and are earned after a performance hurdle tied to the Company’s 2016 financial performance has been satisfied. Holders of RSUs are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for RSUs that are earned.

PSUs

PSUs granted in 2016 have a three-year performance period that begins on the grant date and vest on the third anniversary following the grant date. PSUs represent a target number of shares of Company common stock that may be earned before adjustment based upon the attainment of certain performance conditions. Holders of PSUs are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned.

The Company granted two types of PSUs in 2016, total shareholder return PSUs (“TSR PSUs”) and return on invested capital PSUs (“ROIC PSUs”). The actual number of shares of common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Russell 3000 Index over the three-year performance period and may range from 0% to 150% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated by averaging the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions.

To estimate the fair value of the TSR PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the ROIC PSUs. The Company will adjust the expense of the ROIC PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the three-year vesting period.

During the six months ended June 30, 2016, the Company reissued the following number of shares from treasury stock: 11,377 shares related to the exercise of stock options, 51,324 shares related to the release of RSUs which vested, 10,258 shares related to the release of PSUs which vested and 11,003 shares related to stock payments. The Company recognized a tax deficiency of $0.2 million from its equity compensation awards as a decrease to additional paid-in capital during the first six months of 2016. During the first six months of 2016 and 2015, the Company recorded $2.6 million and $3.3 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2016.

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2015	353,087	$83.94	91,008	$80.65	77,365	$96.63
Granted	157,887	70.48	25,565	70.48	42,902	73.77
Exercised(b)	(11,377)	62.52	—	—	—	—
Released from restriction(b)	—	—	(51,324)	75.18	(10,258)	78.49
Cancelled/expired	(17,033)	86.53	(2,265)	89.70	(9,219)	88.47
Outstanding at June 30, 2016	482,564	$79.95	62,984	$80.66	100,790	$89.50

(a)
Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU. The final performance period for the 2013 PSU grant was completed in 2015. The Company cancelled 5,263 PSUs in the first quarter of 2016 related to the 2013 PSU grant.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) as of and for the three and six months ended June 30, 2016, and 2015, are as follows (in millions):

Three Months Ended June 30, 2016(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.4)	$(3.7)	$(68.5)	$(73.6)
Other comprehensive income (loss) before reclassifications(b)	0.7	—	(3.3)	(2.6)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.1	—	0.6
Net current period other comprehensive income (loss)	1.2	0.1	(3.3)	(2.0)
Ending balance	$(0.2)	$(3.6)	$(71.8)	$(75.6)

Three Months Ended June 30, 2015(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(2.0)	$(8.7)	$(54.3)	$(65.0)
Other comprehensive income (loss) before reclassifications(b)	0.1	—	11.2	11.3
Amounts reclassified from accumulated other comprehensive loss	0.4	0.3	—	0.7
Net current period other comprehensive income (loss)	0.5	0.3	11.2	12.0
Ending balance	$(1.5)	$(8.4)	$(43.1)	$(53.0)

Six Months Ended June 30, 2016(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.6)	$(3.8)	$(102.9)	$(108.3)
Other comprehensive income (loss) before reclassifications(b)	0.2	—	31.1	31.3
Amounts reclassified from accumulated other comprehensive loss	1.2	0.2	—	1.4
Net current period other comprehensive income (loss)	1.4	0.2	31.1	32.7
Ending balance	$(0.2)	$(3.6)	$(71.8)	$(75.6)

Six Months Ended June 30, 2015(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(2.0)	$(9.0)	$(4.5)	$(15.5)
Other comprehensive income (loss) before reclassifications(b)	(0.6)	—	(38.6)	(39.2)
Amounts reclassified from accumulated other comprehensive loss	1.1	0.6	—	1.7
Net current period other comprehensive income (loss)	0.5	0.6	(38.6)	(37.5)
Ending balance	$(1.5)	$(8.4)	$(43.1)	$(53.0)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange (gains) losses of $(4.9) million and $(26.7) million in the three and six months ended June 30, 2016, respectively, and $(2.7) million and $14.6 million in the three and six months ended June 30, 2015, respectively, in accumulated other comprehensive income (loss) related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to (income) expense for the three and six months ended June 30, 2016, and 2015, are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.8	$1.9	Product cost
	(0.3)	(0.7)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.5	1.2
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.2	Product cost
	—	—	Income tax expense (benefit)
Reclassifications, net of income taxes	0.1	0.2
Total reclassifications, net of income taxes	$0.6	$1.4

	Amount Reclassified from AOCI
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.6	$1.7	Product cost
	(0.2)	(0.6)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.4	1.1
Amortization of defined benefit pension:
Amortization of loss	$0.3	$0.7	Product cost
	—	(0.1)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.3	0.6
Total reclassifications, net of income taxes	$0.7	$1.7

11.	Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing risk by using derivative instruments. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangements. The Company has entered into natural gas derivative instruments with counterparties it views as creditworthy. However, management does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with these counterparties.

Cash Flow Hedges

As of June 30, 2016, the Company has entered into natural gas derivative instruments. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. All derivative instruments held by the Company as of June 30, 2016, and December 31, 2015, qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations (see Note 10). For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. As of June 30, 2016, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2017. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage.  It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2016, and December 31, 2015, the Company had agreements in place to hedge forecasted natural gas purchases of 2.6 million and 2.8 million MMBtus, respectively.

As of June 30, 2016, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.4 million of net losses on derivative instruments related to its natural gas hedges.

The following tables present the fair value of the Company’s hedged items as of June 30, 2016, and December 31, 2015 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a)	Balance Sheet Location	June 30, 2016	Balance Sheet Location	June 30, 2016
Commodity contracts	Other current assets	$0.5	Accrued expenses	$0.8
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments		$0.6		$0.9

(a)
As of June 30, 2016, the Company had commodity hedge agreements with two counterparties. Amounts recorded as liabilities for the Company’s commodity contracts were payable to one counterparty, and amounts recorded as assets were due from one counterparty. The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets $0.4 million of contracts that were in receivable positions against its contracts in payable positions.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments(a)	Balance Sheet Location	December 31, 2015	Balance Sheet Location	December 31, 2015
Commodity contracts	Other current assets	$0.1	Accrued expenses	$2.6
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments		$0.1		$2.7

(a)
As of December 31, 2015, the Company had commodity hedge agreements with two counterparties. Amounts recorded as liabilities for the Company’s commodity contracts were payable to both counterparties. The Company has master netting agreements with its counterparties and accordingly has netted in its consolidated balance sheets $0.1 million of contracts that were in receivable positions against its contracts in payable positions.

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

The estimated fair values for each type of instrument are presented below (in millions).

	June 30, 2016	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$1.7	$1.7	$—	$—
Derivatives – natural gas instruments, net	0.2	—	0.2	—
Total Assets	$1.9	$1.7	$0.2	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(1.7)	$(1.7)	$—	$—
Derivatives – natural gas instruments, net	(0.5)	—	(0.5)	—
Total Liabilities	$(2.2)	$(1.7)	$(0.5)	$—

(a)
Includes mutual fund investments of approximately 20% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 5% in international companies, 10% in bond funds, 20% in short-term investments and 35% in blended funds.

	December 31, 2015	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$1.6	$1.6	$—	$—
Total Assets	$1.6	$1.6	$—	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(1.6)	$(1.6)	$—	$—
Derivatives – natural gas instruments, net	(2.6)	—	(2.6)	—
Total Liabilities	$(4.2)	$(1.6)	$(2.6)	$—

(a)
Includes mutual fund investments of approximately 20% in the common stock of large-cap U.S. companies, 5% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 5% in bond funds, 35% in short-term investments and 30% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.7 million and $1.6 million at June 30, 2016, and December 31, 2015, respectively, are stated at fair value based on quoted market prices. As of June 30, 2016, the estimated amount a third-party would pay for the Company’s fixed-rate 4.875% senior notes due July 2024, based on available trading information, totaled $233.0 million (level two) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at June 30, 2016, for the amounts outstanding under the Company’s term loan and revolving credit facility, based upon available bid information received from the Company’s lender, totaled $497.1 million (level two) compared with the aggregate principal balance of $506.5 million.

13.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net earnings	$6.3	$13.2	$56.0	$73.8
Less: net earnings allocated to participating securities (a)	(0.1)	(0.2)	(0.3)	(0.5)
Net earnings available to common shareholders	$6.2	$13.0	$55.7	$73.3

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,784	33,682	33,766	33,654
Weighted-average awards outstanding (b)	3	19	3	21
Shares for diluted earnings per share	33,787	33,701	33,769	33,675
Net earnings per common share, basic	$0.18	$0.39	$1.65	$2.18
Net earnings per common share, diluted	$0.18	$0.39	$1.65	$2.18

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 146,000 and 149,000 weighted participating securities for the three and six months ended June 30, 2016, respectively, and 192,000 and 204,000 weighted participating securities for the three and six months ended June 30, 2015, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 580,000 and 491,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2016, respectively, and 463,000 and 413,000 weighted-average equity awards for the three and six months ended June 30, 2015, respectively, which were anti-dilutive and therefore not included in the diluted earnings per-share calculation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: hazards of mining, including acts of nature; uninsured risks; difficulties or delays in receiving or renewing required governmental or regulatory approvals; the impact of new technology on the demand for our products; the price or lack of availability of transportation services; agricultural economics, customer expectations about future plant nutrition prices and customer application rates; weather conditions; cyber security issues; the ability to attract and retain skilled personnel or avoid a disruption in our workforce; the impact of competitive products; governmental policies affecting highway maintenance programs, or consumer, industrial or agricultural sectors in localities where we or our customers operate; constraints on supplies and prices of raw materials and energy used in manufacturing certain of our products; changes in tax laws or estimates; domestic and international general business and economic conditions; foreign exchange rates and their fluctuations; the effects of and changes in trade, monetary, environmental and fiscal policies, laws and regulations; the costs and effects of legal and tax proceedings, including environmental and administrative proceedings; the impact of indebtedness and interest rates, including access to additional credit and capital markets; the ability to complete the acquisition of our unconsolidated equity investee; the ability to successfully complete acquisitions or integrate acquired businesses; misappropriation or infringement claims relating to intellectual property; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (“SEC”), including the “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our expected outlook, including expected bid volumes, sales volumes, plant nutrition outlook, the agriculture and sulfate of potash (“SOP”) markets, production costs and savings from our cost structure review; our ability to meet debt service requirements, optimize cash accessibility and minimize tax expense; outcomes of matters with taxing authorities; and the timing, acquisition cost and any debt assumption related to a purchase of the remaining equity stake in Produquímica Indústria e Comércio S.A. (“Produquímica”). These forward-looking statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, references to the “Company,” “Compass,” “Compass Minerals,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental United States (the “U.S.”) and Canada, and references to the United Kingdom (the “U.K.”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds.

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

Company Overview

Based in the Kansas City metropolitan area, Compass Minerals is a leading producer of essential minerals, including salt, SOP specialty fertilizer and magnesium chloride. As of June 30, 2016, we operated 13 production and packaging facilities, including the largest rock salt mine in the world in Goderich, Ontario, Canada, and the largest dedicated rock salt mine in the U.K. in Winsford, Cheshire. Our salt business produces and sells sodium chloride and magnesium chloride, which are used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation and agricultural and industrial applications. Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America. In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, U.K., which provides services to businesses throughout the U.K.

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2016, and June 30, 2015, respectively. The following discussion should be read in conjunction with the information contained in our Consolidated Financial Statements and the Notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2015 AND 2016

•	Sales decreased 8% to $169.5 million.

•	Operating earnings decreased 35% to $15.5 million.

•	Salt segment operating earnings increased 10%, partially offsetting a 72% decline in plant nutrition operating earnings.

•	Adjusted earnings before interest, income taxes, depreciation and amortization (“EBITDA”)* decreased 19% to $34.8 million.

•	Diluted earnings per share decreased 54% to $0.18.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2015 AND 2016

•	Sales decreased 11% to $515.2 million.

•	Operating earnings decreased 17% to $89.8 million.

•	Salt segment operating earnings increased 8%, partially offsetting a 73% decline in plant nutrition operating earnings.

•	Adjusted EBITDA* decreased 12% to $129.4 million.

•	Diluted earnings per share decreased 24% to $1.65.

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2015 AND 2016

Gross Profit: Decreased $9.3 million or 18%; Gross Margin decreased 4 percentage points from 28% to 24%

•	Salt gross profit increased by approximately $2 million.

•	The increase in salt gross profit was due primarily to improved average selling prices due to product mix, higher deicing sales volumes and lower logistics costs in the second quarter of 2016.

•	Lower gross profit for the plant nutrition segment contributed approximately $11 million to the decrease in gross profit.

•
The decrease in plant nutrition gross profit was primarily due to lower average sales prices and sales volumes and an increase in per-unit production costs as we sold the remaining higher-cost SOP inventory from 2015 during the second quarter of 2016.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2015 AND 2016

Gross Profit: Decreased $19.9 million or 12%; Gross Margin in both periods was 28%

•	Salt gross profit increased by approximately $7 million.

•
The increase in salt gross profit was due primarily to lower logistics costs and lower sales of purchased salt. We purchased salt in the first quarter of 2015 to supplement production due to unplanned downtime at our North American mines.

•	The increase in salt gross profit was partially offset by reduced salt average selling prices and lower salt sales volumes in the first quarter of 2016.

•	Lower gross profit for the plant nutrition segment contributed approximately $26 million to the decrease in gross profit.

•	The decrease in plant nutrition gross profit was primarily due to lower average sales prices, lower sales volumes and an increase in per-unit production costs.

•	The decrease in plant nutrition segment gross profit was partially offset by a $1.9 million gain from a transaction to exchange land at our Ogden, Utah, facility.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2015 AND 2016

SG&A: Decreased $0.8 million; increased 0.7 percentage points to 15.2% from 14.5% as a percentage of sales

•	The decrease in expense was due to a $1.0 million decrease in incentive compensation, primarily in corporate and our salt segment, and lower corporate professional services expenses.

Interest Expense: Increased $0.3 million to $5.6 million

•
The increase was due to a higher total debt level, primarily related to the $100 million term loan used to fund the acquisition of our 35% equity stake in Produquímica in December 2015, which was partially offset by lower interest rates due to the refinancing of our term loans and revolving credit facility in April 2016.

Net Loss from Equity Investee: Loss of $1.7 million

•
We recognized a loss of $1.7 million related to our share of Produquímica’s net loss from the first quarter of 2016, which includes $0.9 million related to adjustments for the impact of the fair value of assets acquired in excess of their book value. We report Produquímica’s results on a three-month lag.

Other (Income) Loss: Decreased from income of $1.2 million to a loss of $0.9 million

•
The decrease was primarily due to $1.6 million of expenses related to the refinancing of our term loans and revolving credit facility in April 2016 and lower foreign exchange gains in the second quarter of 2016.

Income Tax Expense: Decreased $5.7 million to $1.0 million

•	The decrease was primarily due to lower pre-tax income.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•
Our effective tax rate decreased from 34% in the second quarter of 2015 to 14% in the second quarter of 2016 due to refinements made in each respective period related to the expected full-year pretax profit and effective tax rate.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2015 AND 2016

SG&A: Decreased $1.0 million; increased 0.9 percentage points to 10.5% from 9.6% as a percentage of sales

•	The decrease in expense was due to a $2.2 million decrease in professional services expenses, primarily in corporate, and lower total corporate incentive compensation.

•	The decrease in expense was partially offset by $1.9 million of plant nutrition and corporate severance costs related to the restructuring of our business.

Interest Expense: Increased $0.7 million to $11.4 million

•
The increase was due to a higher total debt level, primarily related to the $100 million term loan used to fund the acquisition of our 35% equity stake in Produquímica in December 2015, which was partially offset by lower interest rates due to the refinancing of our term loans and revolving credit facility in April 2016.

Net Loss from Equity Investee: Loss of $1.3 million

•
We recognized a loss of $1.3 million related to our share of Produquimica’s net loss from the date of acquisition through the first quarter of 2016, which includes $0.9 million related to adjustments for the impact of the fair value of assets acquired in excess of their book value.

Other Income: Decreased from income of $4.7 million to a loss $0.1 million

•	The decrease was primarily due to lower foreign exchange gains in 2016 and $1.6 million of expenses related to the refinancing of our term loans and revolving credit facility in April 2016.

Income Tax Expense: Decreased $7.9 million to $21.0 million

•	The decrease was primarily due to lower pre-tax income.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•	Our effective tax rate decreased from 28% in the first six months of 2015 to 27% in the first six months of 2016.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our salt and plant nutrition segments. Sales primarily include revenues from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver salt and plant nutrition products to our customers.

The results of operations of the consolidated records management business and other incidental revenues include sales of $2.6 million and $3.3 million for the second quarter of 2016 and 2015, respectively, and $5.1 million and $6.0 million for the first six months of 2016 and 2015, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

SALT SEGMENT RESULTS THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

Salt Sales (in millions)	Q2 2016	Q2 2015	2016 YTD	2015 YTD
Salt sales	$119.1	$116.3	$411.2	$433.0
Less: salt shipping and handling	31.4	35.1	114.4	129.6
Salt product sales	$87.7	$81.2	$296.8	$303.4
Salt Sales Volumes (thousands of tons)
Highway deicing	1,058	1,011	4,782	4,858
Consumer and industrial	442	466	924	973
Total tons sold	1,500	1,477	5,706	5,831
Average Salt Sales Price (per ton)
Highway deicing	$53.02	$51.28	$58.08	$60.55
Consumer and industrial	$142.47	$138.19	$144.38	$142.66
Combined	$79.39	$78.72	$72.06	$74.26

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2015 AND 2016

•
Salt sales were $119.1 million, an increase of 2%, primarily due to slightly higher average salt selling prices and higher highway deicing sales volumes partially offset by lower sales volumes for consumer and industrial products.

•	Salt average selling price increased 1%.

•
Salt sales volumes increased 23,000 tons, or 2%, due to higher highway deicing sales volumes driven by higher late season snow events in 2016 in the markets we serve and customers taking their minimum contracted volumes as a result of an overall milder 2015-2016 winter weather season. The increase in salt sales volumes was offset partially by lower sales volumes in the U.K. and lower sales volumes of consumer and industrial products.

•	Salt sales volumes in North America were favorably impacted by increased highway deicing contract volumes resulting from the prior bid season.

•	Favorable logistics costs further contributed to the increase in salt product sales.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2015 AND 2016

•	Salt sales were $411.2 million, a decrease of 5%, primarily due to lower average salt selling prices and mild winter weather in the first quarter of 2016 in the U.K.

•	Salt average selling price decreased 3%.

•
Salt sales volumes declined 125,000 tons, or 2%, due to lower highway and consumer deicing sales volumes, primarily as a result of milder winter weather experienced in the first quarter of 2016 in the U.K. when compared to the same period in the prior year.

•	Salt sales volumes in North America were favorably impacted by increased highway deicing contract volumes resulting from the prior bid season.

•	A decrease of 3% in salt average selling prices contributed approximately $20 million to the decline in salt product sales and included unfavorable foreign currency exchange rates.

•	Favorable logistics costs partially offset the decline in salt product sales.

PLANT NUTRITION SEGMENT RESULTS THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2016

Plant Nutrition Sales (in millions)	2016 QTD	2015 QTD	2016 YTD	2015 YTD
Plant nutrition sales	$47.8	$64.1	$98.9	$137.7
Less: Plant nutrition shipping and handling	5.7	5.7	12.1	13.1
Plant Nutrition product sales	$42.1	$58.4	$86.8	$124.6
Plant Nutrition Sales Volumes (thousands of tons)	74	85	148	182
Plant Nutrition Average Price (per ton)	$651	$756	$670	$757

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2015 AND 2016

•	Plant nutrition sales were $47.8 million, a decrease of 25%.

•
Plant nutrition sales volumes declined 11,000 tons, or 13%, and contributed approximately $8 million to the decrease in plant nutrition product sales primarily due to weak demand in the agriculture market.

•	The 14% decrease in plant nutrition average selling price contributed approximately $7 million to the decrease in plant nutrition product sales.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2015 AND 2016

•	Plant nutrition sales were $98.9 million, a decrease of 28%.

•
Plant nutrition sales volumes declined 34,000 tons, or 19%, and contributed approximately $22 million to the decrease in plant nutrition product sales primarily due to weak demand in the agriculture market.

•	The 11% decrease in plant nutrition average selling price contributed approximately $15 million to the decrease in plant nutrition product sales.

Outlook

•
The annual bidding process for North American highway deicing contracts is underway, and because of mild winter weather in North America, we expect a contraction of bid volumes in our served markets when compared to the 2015-2016 bid season. We expect 2016 full-year salt sales volumes to range from 10.6 million tons to 11.0 million tons.

•	We believe that the plant nutrition outlook continues to be negatively impacted by challenges in the agriculture and SOP markets.

•	We expect annual 2016 plant nutrition sales volumes in the range of 275,000 to 305,000 tons.

•	We expect to benefit from improved plant nutrition production costs in the second half of 2016, as we have sold our higher-cost, KCl-based inventory from 2015.

•
In February 2016, we announced steps to align our inventories with market demand, and we are undergoing a thorough review of our cost structure. This effort resulted in a restructuring charge in the first quarter of 2016 of $3.2 million, or $0.06 per diluted share, related to a workforce reduction of approximately 150 positions. A significant portion of this total results from our investment in continuous mining at our Goderich, Ontario location. We expect ongoing annualized savings of approximately $15 million beginning in 2018.

Liquidity and Capital Resources

Historically, we have used cash generated from operations to meet our working capital needs, fund capital expenditures, pay dividends and repay our debt. Principally due to the nature of our deicing salt business, our cash flows from operations are seasonal with the majority of our cash flows from operations generated during the first half of the calendar year. When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory, weather and other factors that are beyond our control.

In April 2016, we refinanced our existing $471 million term loans and $125 million revolving credit facility with a new $400 million senior secured term loan and a $300 million senior secured revolving credit facility, which both mature July 1, 2021. The new term loan and revolving credit facility bear interest at LIBOR plus 1.5% based on our current leverage ratio and credit rating. In connection with the refinancing, we paid $6.1 million of refinancing fees ($1.5 million was recorded as an expense and $4.6 million was capitalized as deferred financing costs) and wrote-off $0.1 million of existing deferred financing costs related to the previous term loans and revolving credit facility.

Cash and cash equivalents of $92.7 million as of June 30, 2016, increased $34.3 million over December 31, 2015. We generated $149.9 million of operating cash flows in the first six months of 2016. In the first six months of 2016, we used cash on hand and cash flows from operations to fund capital expenditures of $94.8 million and to pay dividends on our common stock of $47.1 million.

As of June 30, 2016, we had $750.2 million of indebtedness, net of deferred financing costs, consisting of $246.7 million outstanding under our 4.875% senior notes due July 2024, $396.0 million outstanding under our term loan and $107.5 million outstanding under our revolving credit facility. We had $6.2 million of outstanding letters of credit as of June 30, 2016, which reduced our revolving credit facility borrowing availability to $186.3 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loan and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of June 30, 2016, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2016, we had $80.5 million of cash and cash equivalents (in our consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we experience large changes in our working capital requirements from quarter to quarter. Typically, our consolidated working capital requirements are the highest in the fourth quarter and lowest in the second quarter. When needed, we fund short-term working capital requirements by accessing our revolving credit facility. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

See Note 6 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments. See Note 8 to our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

In December 2015, we completed the acquisition of a 35% equity stake in Produquímica, one of Brazil’s leading manufacturers and distributors of specialty plant nutrients. The all-cash transaction was valued at $452.4 million Brazilian reals ($114.1 million U.S. dollars at closing), subject to customary post-closing adjustments. Of the 35% equity stake, 6% consisted of common shares and the remaining 29% consisted of preferred shares that converted to common shares upon the settlement of certain post-closing adjustments, including additional consideration that was paid by us based upon Produquímica’s 2015 financial performance. The additional consideration of $4.7 million U.S. dollars was paid in the second quarter of 2016 and was recorded as an increase in investment in equity investee in our consolidated financial statements.

As part of the Produquímica investment, the majority shareholders have a put option that may be exercised in October 2016, 2017 or 2018 to sell to us the remaining equity in Produquímica. The funding and closing of the acquisition would occur early the following year, subject to regulatory review. We also have a call option to purchase the remaining equity in Produquímica that is exercisable in October 2018. The put and call option exercise price is based on full-year adjusted EBITDA at a multiple of 9.4x (2016), 9.3x (2017) or 9.2x (2018). If the put option is exercised in 2016, we estimate that the cost to acquire the remaining equity in Produquímica would be approximately $320 to $350 million U.S. dollars and that we would assume debt denominated in Brazilian reals of approximately $110 million U.S. dollars. However, the ultimate amount of consideration paid for the acquisition will be dependent upon the future performance of Produquímica, the exchange rate of the Brazilian reals to U.S. dollars and other factors. To fund the acquisition, we may need to obtain new financing, use other sources of funding, use cash on hand or any combination thereof.

SIX MONTHS ENDED JUNE 30, 2016	SIX MONTHS ENDED JUNE 30, 2015
Operating Activities:
» Net earnings were $56.0 million. » Non-cash depreciation and amortization expense was $40.9 million. » Working capital items were a source of operating cash flows of $53.3 million.	» Net earnings were $73.8 million. » Non-cash depreciation and amortization expense was $38.2 million. » Working capital items were a use of operating cash flows of $8.9 million.
Investing Activities:
» Net cash flows used by investing activities included $94.8 million of capital expenditures and an additional investment in Produquímica of $4.7 million.	» Net cash flows used by investing activities included $89.8 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $47.1 million.

» In addition, we had net proceeds from issuance of debt of $29.6 million, payments of $5.0 million related to the refinancing of our credit facility in April 2016 and proceeds from stock option exercises of $0.7 million.

» Net cash flows used by financing activities included the payment of dividends of $44.6 million.

» In addition, we had net payments on long-term debt of $1.9 million and proceeds from stock option exercises of $2.1 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net earnings	$6.3	$13.2	$56.0	$73.8
Interest expense	5.6	5.3	11.4	10.7
Income tax expense	1.0	6.7	21.0	28.9
Depreciation, depletion and amortization	21.0	19.1	40.9	38.2
EBITDA	33.9	44.3	129.3	151.6
Adjustments to EBITDA:
Other (income) expense, net	0.9	(1.2)	0.1	(4.7)
Adjusted EBITDA	$34.8	$43.1	$129.4	$146.9

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

Seasonality

We experience a substantial amount of seasonality in our sales, primarily with respect to our deicing products. Consequently, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., we seek to stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing by entering into forward derivative instruments and may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel.  However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2015.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016, to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We are involved in the legal proceedings described in Note 8 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings arising from the ordinary course of our business. These primarily involve commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition. There have been no material developments since December 31, 2015, with respect to legal proceedings.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: July 26, 2016	By:	/s/ MATTHEW J. FOULSTON
Matthew J. Foulston
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.1*
Credit Agreement, dated April 20, 2016, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent.

10.2*	2016 Form of Three-Year Performance Stock Unit Award Agreement (ROIC).
10.3*	2016 Form of Three-Year Performance Stock Unit Award Agreement (rTSR).
10.4*	2016 Form of Non-Qualified Stock Option Award Agreement.
10.5*	2016 Form of Restricted Stock Unit Award Agreement.
10.6*	Rules, Policies and Procedures for Equity Awards Granted to Employees.
14.1
Code of Ethics and Business Conduct, adopted by Compass Minerals International, Inc. on May 4, 2016 (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed May 5, 2016).

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Matthew J. Foulston, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer, and Matthew J. Foulston, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements.

*	Filed herewith

**	Furnished herewith