Form 10-Q
period 2017-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2017-05-04
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 1, 2017, was 33,823,408 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$48.9	$77.4
Receivables, less allowance for doubtful accounts of $9.2 in 2017 and $9.0 in 2016	226.3	320.9
Inventories	237.7	280.6
Other	35.2	36.1
Total current assets	548.1	715.0
Property, plant and equipment, net	1,109.4	1,092.3
Intangible assets, net	155.4	157.6
Goodwill	417.2	412.2
Investment in equity investee	24.1	24.9
Other	69.1	64.5
Total assets	$2,323.3	$2,466.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$116.5	$130.2
Accounts payable	74.3	100.8
Accrued expenses	80.2	105.3
Accrued salaries and wages	18.6	22.6
Income taxes payable	2.3	4.4
Accrued interest	5.2	8.7
Total current liabilities	297.1	372.0
Long-term debt, net of current portion	1,114.9	1,194.8
Deferred income taxes, net	131.8	130.8
Other noncurrent liabilities	49.4	51.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	98.5	97.1
Treasury stock, at cost — 1,544,483 shares at March 31, 2017, and 1,577,960 shares at December 31, 2016	(2.9)	(3.0)
Retained earnings	724.6	727.5
Accumulated other comprehensive loss	(90.5)	(104.9)
Total stockholders’ equity	730.1	717.1
Total liabilities and stockholders’ equity	$2,323.3	$2,466.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Sales	$387.8	$345.7
Shipping and handling cost	93.7	89.4
Product cost	212.5	153.7
Gross profit	81.6	102.6
Selling, general and administrative expenses	40.2	28.3
Operating earnings	41.4	74.3

Other (income) expense:
Interest expense	13.7	5.8
Earnings in equity investee	—	(0.4)
Other, net	(0.1)	(0.8)
Earnings before income taxes	27.8	69.7
Income tax expense	6.3	20.0
Net earnings	$21.5	$49.7

Basic net earnings per common share	$0.63	$1.47
Diluted net earnings per common share	$0.63	$1.46

Weighted-average common shares outstanding (in thousands):
Basic	33,802	33,746
Diluted	33,803	33,748

Cash dividends per share	$0.72	$0.695

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2017	2016
Net earnings	$21.5	$49.7
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both 2017 and 2016	0.1	0.1
Unrealized gain (loss) on cash flow hedges, net of tax of $0.3 and $(0.1) in 2017 and 2016, respectively	(0.5)	0.2
Cumulative translation adjustment	14.8	34.4
Comprehensive income	$35.9	$84.4

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2017
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$0.4	$97.1	$(3.0)	$727.5	$(104.9)	$717.1
Comprehensive income				21.5	14.4	35.9
Dividends on common stock		—		(24.4)		(24.4)
Shares issued for stock units		(0.1)	0.1			—
Stock options exercised		0.2				0.2
Stock-based compensation		1.3				1.3
Balance, March 31, 2017	$0.4	$98.5	$(2.9)	$724.6	$(90.5)	$730.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$21.5	$49.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	28.4	19.9
Finance fee amortization	0.6	0.3
Stock-based compensation	1.3	1.1
Deferred income taxes	(1.2)	(1.1)
Earnings in equity method investee	—	(0.4)
Gain on settlement of acquisition-related contingent consideration	(1.9)	—
Other, net	(2.6)	(2.2)
Changes in operating assets and liabilities, net of acquisition:
Receivables	97.9	15.0
Inventories	44.4	66.7
Other assets	(2.8)	1.9
Accounts payable and accrued expenses	(62.9)	(59.0)
Other liabilities	0.6	0.7
Net cash provided by operating activities	123.3	92.6
Cash flows from investing activities:
Capital expenditures	(21.0)	(43.8)
Other, net	(1.3)	(0.7)
Net cash used in investing activities	(22.3)	(44.5)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	18.3	31.0
Principal payments on revolving credit facility borrowings	(101.7)	(35.5)
Proceeds from issuance of long-term debt	10.9	—
Principal payments on long-term debt	(21.3)	(1.2)
Acquisition-related contingent consideration payment	(12.8)	—
Dividends paid	(24.4)	(23.5)
Proceeds received from stock option exercises	0.2	0.6
Excess tax deficiency from equity compensation awards	—	(0.1)
Other, net	0.7	—
Net cash used in financing activities	(130.1)	(28.7)
Effect of exchange rate changes on cash and cash equivalents	0.6	7.4
Net change in cash and cash equivalents	(28.5)	26.8
Cash and cash equivalents, beginning of the year	77.4	58.4
Cash and cash equivalents, end of period	$48.9	$85.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$14.4	$8.6
Income taxes paid, net of refunds	$12.1	$26.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading producer of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses, and specialty plant nutrition minerals that improve the quality and yield of crops, and specialty chemicals for water treatment and other industrial processes. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, sulfate of potash (“SOP”), various other micronutrient products and specialty chemicals for water treatment and other industrial processes. The Company’s production sites are located in the United States (“U.S.”), Canada, Brazil and the United Kingdom (the “U.K.”). Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “CMP,” the “Company,” “Compass Minerals,” “we,” “us” and “our” refer to CMI and its consolidated subsidiaries. The Company also provides records management services to businesses located in the U.K. In October 2016, the Company acquired Produquímica Indústria e Comércio S.A. (“Produquímica”), which operates two primary businesses in Brazil – agricultural productivity and chemical solutions.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2016, as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in its sales with respect to its deicing salt products. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

The Company’s plant nutrition business is also seasonal. For example, the strongest demand for the Company’s plant nutrition products in Brazil typically occurs during the spring planting season. As a result, the Company and its customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales season. The seasonality of this demand results in our sales volumes and net sales for the Plant Nutrition South America segment usually being the highest during the third and fourth quarters of each year (as the spring planting season begins in September in Brazil).

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company plans to adopt the guidance for its 2017 impairment testing.

In August 2016, the FASB issued guidance to clarify how certain cash receipts and payments should be presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the timing of adoption of this guidance and the impact of the adoption of this guidance on its consolidated financial statements.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of 2017 on a prospective basis, and prior periods have not been adjusted. The Company elected the option available under the new guidance to continue to estimate the effect of forfeitures in the calculation of share-based payment expense. The guidance did not have a material impact on its consolidated financial statements.

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

In July 2015, the FASB issued guidance that requires entities to measure inventory within the scope of the standard at the lower of cost or net realizable value. “Net realizable value” is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance in the first quarter of 2017. The guidance did not have a material impact on its consolidated financial statements.

In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. This guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted. The guidance permits the use of either a full or modified retrospective transition method. The Company expects to use the modified retrospective transition method. While the Company has not identified any material differences in the amount and timing of revenue recognition for the revenue streams management has reviewed thus far, the Company is still evaluating the impact of this guidance and it has not concluded on the overall impacts of adopting the standard.

2.	Acquisition:

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

The Company entered into a new $100.0 million term loan tranche in the fourth quarter of 2015 to fund the acquisition of the 35% of Produquímica’s equity. In September 2016, the Company entered into a new $450.0 million term loan tranche to fund the acquisition of the remaining 65% of Produquímica’s equity. See Note 7 for more information regarding these financings.

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

Purchase Price Allocation

The Company accounted for the acquisition as a business combination in accordance with U.S. GAAP. The guidance for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired entity as well as other valuation assumptions and an allocation to the net assets acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s best estimates. As of March 31, 2017, the preliminary purchase price allocation was not finalized. The preliminary purchase price allocation may be adjusted during the measurement period, which is up to one year after the acquisition date. The Company is currently awaiting additional information to finalize the fair values of intangible assets, intangible and tangible asset useful lives, additional assumed liabilities and labor and tax contingencies.

A summary of the acquisition-date fair value of the consideration transferred is presented in the table below:

Fair Value of Consideration Transferred (in millions)	October 3, 2016
Cash paid at closing	$317.1
Additional cash due at closing	20.6
Fair value of contingent consideration	31.4
Fair value of 35% equity investment	178.7
Total	$547.8

The calculation of the purchase price at closing was based in part on an estimate of full-year 2016 operating results of Produquímica. As of the acquisition date, some of the periods included in the 2016 operating results of Produquímica had not ended and actual results were not known. The portion of the purchase price which was based on management’s estimate of results relating to periods which occurred after the closing date was classified as contingent consideration. There were no thresholds or tiers in the payment structure, and management used an income approach to estimate the acquisition date fair value of the contingent consideration. As of the closing date, the Company had estimated the fair value of contingent consideration to be $31.4 million.

During the first quarter of 2017, the purchase price was adjusted based on the final full-year 2016 operating results of Produquímica, and a final payment was made. The difference between the estimated closing date fair value of the contingent consideration and the final amount paid resulted in the recognition of a gain of $1.9 million which was included as a component of operating earnings in the Company’s Plant Nutrition South America segment.

Prior to the acquisition date, the Company accounted for its 35% interest in Produquímica as an equity method investment. The acquisition-date fair value of the previously held equity investment was $178.7 million and is included in the consideration transferred. To measure the acquisition-date fair value of the equity interest the Company utilized a market-based approach which relied on Level 3 inputs (see Note 12 for a discussion of the levels in the fair value hierarchy). The Company recognized a $59.3 million non-cash gain during the fourth quarter of 2016 as a result of remeasuring its prior equity interest in Produquímica held before the business combination.

Under the acquisition method of accounting, the total purchase price is allocated on a preliminary basis to Produquímica’s assets and liabilities based upon their estimated fair value as of the date of completion of the acquisition. During the first quarter of 2017, the Company adjusted the preliminary purchase price allocation based on additional information obtained regarding facts and circumstances which existed as of the acquisition date. This adjustment resulted in a decrease of $3.1 million to goodwill, a decrease of $4.1 million to other noncurrent liabilities and an increase of $1.0 million to net deferred income taxes. Based upon the final purchase price and the updated preliminary valuation, the purchase price allocation, which is still subject to change based on the Company’s final analysis, is presented in the table below:

Recognized amounts of identifiable assets acquired and liabilities assumed:	Purchase Price Allocation
Cash and cash equivalents	$73.8
Accounts receivable	89.4
Inventory	77.1
Other current assets	13.7
Property, plant and equipment	189.4
Identified intangible assets	81.2
Investment in equity method investee	24.5
Other noncurrent assets	6.9
Accounts payable	(27.1)
Accrued expenses	(40.3)
Current portion of long-term debt	(129.6)
Other current liabilities	(14.0)
Long-term debt, net of current portion	(62.0)
Deferred income taxes, net	(66.2)
Other noncurrent liabilities	(22.2)
Total identifiable net assets	194.6
Goodwill	353.2
Total fair value of business combination	$547.8

The total purchase price in excess of the net identifiable assets has been recognized as goodwill in the amount of $353.2 million and has been assigned to the Company’s new Plant Nutrition South America segment. The goodwill recognized is attributable primarily to expected synergies with the Company’s existing plant nutrition business and the assembled workforce of Produquímica. The future deductibility of the goodwill for income tax purposes is uncertain at this time.

The Company determined that the book value of the accounts receivables included in the purchase price allocation approximates their fair value due to their short-term nature. The gross contractual amounts of the receivables exceeds their fair value, because the receivables balance has been reduced by an allowance for doubtful accounts.

In connection with the acquisition, the Company acquired identifiable intangible assets which consisted principally of trade names, developed technologies and customer relationships. The fair values were determined using Level 3 inputs (see Note 12 for a discussion of the levels in the fair value hierarchy). The fair values of the identifiable intangible assets were estimated using an income approach method.

The estimated fair values and weighted average amortization period of the identifiable intangible assets are presented in the table below:

	Estimated Fair Value (in millions)	Weighted-Average Amortization Period (in years)
Trade names	$36.9	11.0
Developed technology	37.5	5.3
Customer relationships	6.8	13.5
Total identifiable intangible assets	$81.2	8.6

Impact on Operating Results

During the three months ended March 31, 2017, Produquímica contributed revenues of $61.3 million and net losses of $2.6 million.

The following table presents combined unaudited pro forma results for the three months ended March 31, 2016. The pro forma financial information combines the historical results of operations for Produquímica and Compass Minerals as though the acquisition occurred on January 1, 2015. The pro forma information does not purport to represent the actual results of operations that Produquímica and Compass Minerals would have achieved had the companies been combined during the periods presented nor is the information intended to project the future results of operations. Certain adjustments to Produquímica’s historical results have been made to conform to U.S. GAAP, and amounts have been translated to U.S. dollars.

Three Months Ended
Unaudited Combined Pro Forma Results of Operations (in millions)	March 31, 2016
Revenues	$407.0
Net income	$44.0

Significant adjustments to the pro forma information above include:

•	Adjustments to exclude non-recurring direct incremental costs of the acquisition

•	Adjustments to expenses relating to the financing transactions described above

•	Adjustments to reflect incremental amortization and depreciation from the preliminary allocation of the purchase price

•	Adjustments to reflect certain income tax effects of the acquisition

•	Adjustments to remove net earnings related to the previously held 35% equity interest in Produquímica

3.	Inventories:

Inventories consist of the following (in millions):

	March 31, 2017	December 31, 2016
Finished goods	$162.9	$206.1
Raw materials and supplies	74.8	74.5
Total inventories	$237.7	$280.6

4.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2017	December 31, 2016
Land, buildings and structures, and leasehold improvements	$485.1	$480.1
Machinery and equipment	860.9	848.2
Office furniture and equipment	29.2	28.3
Mineral interests	168.9	168.5
Construction in progress	266.9	243.6
	1,811.0	1,768.7
Less accumulated depreciation and depletion	(701.6)	(676.4)
Property, plant and equipment, net	$1,109.4	$1,092.3

5.	Goodwill and Intangible Assets, Net:

Aggregate amortization expense for the Company’s finite-lived intangible assets was $4.1 million and $1.0 million in the first quarters of 2017 and 2016, respectively. The increase in amortization expense was due to additional intangible assets which were recognized as a result of the preliminary purchase price allocation for the Produquímica acquisition (see Note 2 for more information).

The Company had goodwill of $417.2 million and $412.2 million as of March 31, 2017, and December 31, 2016, respectively, in its consolidated balance sheets. Of these amounts, $53.9 million and $53.6 million of the amounts recorded for goodwill as of March 31, 2017, and December 31, 2016, respectively, were recorded in the Company’s Plant Nutrition North America segment, and $357.5 million and $352.8 million of the amounts recorded for goodwill as of March 31, 2017 and December 31, 2016, respectively, were recorded in the Company’s Plant Nutrition South America segment. The remaining amounts in both periods were immaterial and recorded in the Company’s Salt segment and corporate and other. The change in goodwill between December 31, 2016, and March 31, 2017, was primarily due to the impact from translating foreign-denominated amounts to U.S. dollars and purchase price adjustments made related to the Produquímica acquisition (see Note 2).

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

The Company had $61.7 million and $53.6 million as of March 31, 2017, and December 31, 2016, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $9.4 million and $7.5 million as of March 31, 2017, and December 31, 2016, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $1.1 million and $0.9 million as of March 31, 2017, and December 31, 2016, respectively, of tax-effected state NOL carryforwards which expire beginning in 2033.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2011. The reassessments are a result of ongoing audits and total $93.2 million, including interest through March 31, 2017. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. Although the Company believes it has recorded an adequate reserve for this matter, there is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $59.6 million performance bond, has paid $33.0 million (most of which is recorded in other assets in its consolidated balance sheets) and the remaining balance of $0.6 million will be addressed later this year, which is necessary to proceed with future appeals or litigation.

In addition, Canadian federal and provincial taxing authorities have reassessed the Company for years 2004-2006, which had been previously settled by agreement among the Company, the Canada Revenue Agency and the Internal Revenue Service of the United States. The Company sought to enforce the agreement, which provided the basis upon which the returns were previously filed and settled. In July 2016, a trial commenced in the Tax Court of Canada with respect to the Canadian federal tax issues for these matters, and in March 2017, the Tax Court of Canada ruled in favor of the Company. The decision of the Tax Court of Canada was not appealed by the Canada Revenue Agency. As a result, the Company believes that reassessed Canadian tax, penalties and interest for the Company for years 2004-2006 of approximately $94.7 million are effectively resolved. The Company is in the process of having certain posted collateral returned in connection with the resolution of the dispute.

The Company received Canadian income tax reassessments for years 2007-2008. The total amount of the reassessments, including penalties and interest through March 31, 2017, related to this matter is $34.3 million. The Company does not agree with these adjustments and is receiving assistance from the tax jurisdictions for relief from the impact of double taxation as available in the tax treaty between the U.S. and Canada. The Company has filed protective Notices of Objection and has posted collateral in the form of a $9.5 million performance bond and a $9.8 million bank letter guarantee, which is necessary to proceed with future appeals or litigation. Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.

The Company will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2017, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

7.	Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2017	December 31, 2016
Term Loans due July 2021	$843.7	$845.9
Revolving Credit Facility due July 2021	22.0	105.4
4.875% Senior Notes due July 2024	250.0	250.0
Banco Bradesco Loan due February 2017	—	13.2
Banco Votorantim Loan due April 2017	12.6	12.4
Banco Bradesco Loan due July 2017	—	4.8
Scotiabank Loan due August 2017	19.9	20.2
Banco Itaú Loan due September 2017	15.0	15.1
Scotiabank Loan due September 2017	15.0	15.1
Banco Votorantim Loan due September 2017	—	0.8
Banco Bradesco Loan due October 2017	17.0	16.8
Rabobank Loan due November 2017	22.3	22.6
Banco Itaú Loans due May 2019 to April 2020	2.8	3.1
Banco Safra Loan due September 2017	3.3	—
Financiadora de Estudos e Projetos Loan due November 2023	14.1	7.4
Banco Itaú Loan due September 2017	0.8	—
Banco do Brasil Loan due September 2017	0.1	—
Banco do Brasil Loan due October 2017	0.3	—
	1,238.9	1,332.8
Less unamortized debt issuance costs	(7.5)	(7.8)
Total Debt	1,231.4	1,325.0
Less current portion	(116.5)	(130.2)
Long-term debt	$1,114.9	$1,194.8

In September 2016, the Company entered into a new $450 million term loan tranche under its existing credit agreement to fund the acquisition of the remaining 65% of Produquímica’s equity in October 2016 (see Note 2). This additional tranche will mature July 1, 2021, and bears interest at LIBOR plus 2.0%. In connection with this transaction, the Company incurred $2.2 million of financing fees in 2016 ($0.7 million was recorded as an expense and $1.5 million was capitalized as deferred financing costs).

In April 2016, the Company refinanced its existing $471 million term loans and $125 million revolving credit facility with a new $400 million senior secured term loan and a $300 million senior secured revolving credit facility, which both mature July 1, 2021. The new term loan and revolving credit facility bear interest at LIBOR plus 1.75% based on the Company’s current leverage ratio and credit rating. In connection with the refinancing, the Company incurred $5.8 million of refinancing fees ($1.4 million was recorded as an expense and $4.4 million was capitalized as deferred financing costs) and wrote-off $0.1 million of existing deferred financing costs related to the previous term loans and revolving credit facility.

As of March 31, 2017, the term loans and revolving credit facility were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries.

8.	Commitments and Contingencies:

The Company was involved in proceedings alleging unfair labor practices at its Cote Blanche, Louisiana, mine. This matter arose out of a labor dispute between the Company and the United Steelworkers Union over the terms of a contract for certain employees at the mine. These employees initiated a strike that began on April 7, 2010, and ended on June 15, 2010. In September 2012, the U.S. National Labor Relations Board (the “NLRB”) issued a decision finding that the Company had committed unfair labor practices in connection with the labor dispute. Under the ruling, the Company is responsible for back pay to affected employees as a result of changes made in union work rules and past practices beginning April 1, 2010. In the fourth quarter of 2013, this ruling was upheld by an appeals court. As of December 31, 2016, the Company had recorded a reserve of $7.4 million in its consolidated financial statements related to expected payments, including interest, required to resolve the dispute.

In March 2017, the Company reached a settlement with the United Steelworkers Union and the NLRB with respect to this matter. Under the terms of the agreement, the Company will pay $7.3 million to the affected employees by May 2017. As a result of the settlement, the Company recognized an immaterial gain in its consolidated financial statements in the first quarter of 2017.

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Company’s Kenosha, Wisconsin, plant. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with the Company’s operations since it acquired the property in 2002. DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The Company has completed initial on-property investigations and has provided the findings to DATCP. A second series of sampling and analysis is underway. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (the “ACCP”), which would provide for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgment of no further action and is required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.

The Company conducts business operations in several countries, and it is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 6, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $26.2 million as of March 31, 2017, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not reserved for these matters. The Company also has assumed liabilities for labor-related matters in connection with the acquisition of Produquímica, which are primarily related to compensation, labor benefits and consequential tax claims totaled $12.4 million as of March 31, 2017. The Company believes the maximum exposure for these other labor matters totaled approximately $49 million as of March 31, 2017. As discussed in Note 2, the contingencies are still preliminary as of March 31, 2017.

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

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has three reportable segments: Salt, Plant Nutrition North America and Plant Nutrition South America. The Salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners and agricultural and industrial applications. SOP crop nutrients, industrial-grade SOP, micronutrients and magnesium chloride for agricultural purposes are produced and marketed through the Plant Nutrition North America segment. The Plant Nutrition South America segment represents the results of Produquímica, which was acquired in October 2016. This segment operates two primary businesses in Brazil – agricultural productivity and chemical solutions. See Note 2 for a further discussion of the acquisition. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. Produquímica also manufactures and markets specialty chemicals for the industrial chemical industry. The Company’s new Plant Nutrition South America segment represents the results of the acquired business.

Segment information is as follows (in millions):

Three Months Ended March 31, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$274.8	$49.2	$61.3	$2.5	$387.8
Intersegment sales	—	0.9	—	(0.9)	—
Shipping and handling cost	83.0	6.7	4.0	—	93.7
Operating earnings (loss)	45.4	7.6	1.8	(13.4)	41.4
Depreciation, depletion and amortization	12.9	8.9	5.3	1.3	28.4
Total assets (as of end of period)	854.4	583.4	834.7	50.8	2,323.3

Three Months Ended March 31, 2016	Salt	Plant Nutrition North America(b)	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$292.1	$51.1	$—	$2.5	$345.7
Intersegment sales	—	0.2	—	(0.2)	—
Shipping and handling cost	83.0	6.4	—	—	89.4
Operating earnings (loss)	82.7	5.3	—	(13.7)	74.3
Depreciation, depletion and amortization	10.7	7.9	—	1.3	19.9
Total assets (as of end of period)	893.1	704.8	—	54.0	1,651.9

(a)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

(b)	In 2016, total assets for Plant Nutrition North America include the equity investment in Produquímica.

10.	Stockholders’ Equity and Equity Instruments:

In May 2015, the Company’s shareholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which authorizes the issuance of 3,000,000 shares of Company common stock. Since the date the 2015 Plan was approved, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (the “2005 Plan”). The 2005 Plan and 2015 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. The grants occur following approval by the compensation committee of the Company’s board of directors, with the amount and terms communicated to employees shortly thereafter.

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

RSUs

Substantially all of the RSUs granted under the 2005 Plan and 2015 Plan vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions equal to those declared on the Company’s common stock for RSUs that are earned. The closing stock price on the day of grant is used to determine the fair value of RSUs.

PSUs

Substantially all of the PSUs granted under the 2005 Plan and 2015 Plan are either total shareholder return PSUs (“TSR PSUs”) or return on invested capital PSUs (“ROIC PSUs”). The actual number of shares of common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Russell 3000 Index over the three-year performance period and may range from 0% to 150% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions.

TSR PSUs and ROIC PSUs generally have a three-year performance period. PSUs represent a target number of shares of Company common stock that may be earned before adjustment based upon the attainment of certain performance conditions. Holders of PSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are paid.

To estimate the fair value of the TSR PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the ROIC PSUs. The Company will adjust the expense of the ROIC PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.

During the three months ended March 31, 2017, the Company reissued the following number of shares from treasury stock: 3,366 shares related to the exercise of stock options, 13,018 shares related to the release of RSUs which vested, 12,946 shares related to the release of PSUs which vested and 4,147 shares related to stock payments. The Company recognized a tax deficiency of $0.6 million from its equity compensation awards as an increase to income tax expense during the first three months of 2017. During the first three months of 2017 and 2016, the Company recorded $1.3 million and $1.1 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2017.

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2016	442,755	$80.07	63,780	$80.25	89,011	$89.43
Granted	—	—	—	—	—	—
Exercised(b)	(3,366)	76.03	—	—	—	—
Released from restriction(b)	—	—	(13,018)	87.18	(12,946)	105.77
Cancelled/expired	(22,000)	80.64	(17)	91.75	(6,931)	105.75
Outstanding at March 31, 2017	417,389	$80.08	50,745	$78.46	69,134	$84.73

(a)
Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU. The final performance period for the 2014 PSU grant was completed in 2016. The Company cancelled 6,900 PSUs in 2017 related to the 2014 PSU grant.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) as of and for the three months ended March 31, 2017, and 2016, are as follows (in millions):

Three Months Ended March 31, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.6	$(3.7)	$(101.8)	$(104.9)
Other comprehensive income (loss) before reclassifications(b)	(0.5)	—	14.8	14.3
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Net current period other comprehensive income (loss)	(0.5)	0.1	14.8	14.4
Ending balance	$0.1	$(3.6)	$(87.0)	$(90.5)

Three Months Ended March 31, 2016(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.6)	$(3.8)	$(102.9)	$(108.3)
Other comprehensive income (loss) before reclassifications(b)	(0.5)	—	34.4	33.9
Amounts reclassified from accumulated other comprehensive loss	0.7	0.1	—	0.8
Net current period other comprehensive income (loss)	0.2	0.1	34.4	34.7
Ending balance	$(1.4)	$(3.7)	$(68.5)	$(73.6)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange gains of $7.2 million and $21.8 million in the three months ended March 31, 2017, and March 31, 2016, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to (income) expense for the three months ended March 31, 2017, and 2016, are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$—	$1.1	Product cost
	—	(0.4)	Income tax expense (benefit)
Reclassifications, net of income taxes	—	0.7
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.1	Product cost
	—	—	Income tax expense (benefit)
Reclassifications, net of income taxes	0.1	0.1
Total reclassifications, net of income taxes	$0.1	$0.8

11.	Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing risk by using derivative instruments. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency swaps with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with these counterparties.The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets.

Derivatives Designated as Hedging Instruments

As of March 31, 2017, the Company has entered into natural gas derivative instruments. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. All natural gas derivative instruments held by the Company as of March 31, 2017, and December 31, 2016, qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. As of March 31, 2017, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2018. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase.

As of March 31, 2017, and December 31, 2016, the Company had agreements in place to hedge forecasted natural gas purchases of 1.6 million and 2.3 million MMBtus, respectively.

As of March 31, 2017, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.1 million of net gains on derivative instruments related to its natural gas hedges.

Derivatives Not Designated as Hedging Instruments

In conjunction with the acquisition of Produquímica, the Company assumed U.S. dollar-denominated debt which was previously held by Produquímica. Prior to the acquisition, Produquímica entered into foreign currency swap agreements whereby Produquímica agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian Reais, Produquímica’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. The Company may either continue to economically hedge this exposure or borrow in Brazilian Reais to meet the capital needs of the Company’s Brazilian operations.

As of March 31, 2017, the Company had swap contracts in place to hedge $99.0 million of loans denominated in foreign currencies. The foreign currency swaps derivative instruments are not designated as hedges. For derivative instruments that are not accounted for as hedges, the change in fair value is recorded through earnings in the period of change. During the three months ended March 31, 2017, the Company recognized a loss of $1.7 million in other expense in its consolidated statement of operations for the change in fair value of the swap contracts.

The following tables present the fair value of the Company’s hedged items as of March 31, 2017, and December 31, 2016 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	March 31, 2017	Balance Sheet Location	March 31, 2017
Commodity contracts	Other current assets	$0.4	Accrued expenses	$0.3
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments(a)		0.5		0.5

Derivatives not designated as hedging instruments:
Swap contracts	Other current assets	$—	Accrued expenses	$24.5
Swap contracts	Other assets	—	Other noncurrent liabilities	—
Total derivatives not designated as hedging instruments		—		24.5
Total Derivatives(b)		$0.5		$25.0

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its consolidated balance sheets approximately $0.3 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

(b)
The Company has commodity hedge and foreign currency swap agreements with two and five counterparties, respectively. Amounts recorded as assets for the Company’s commodity contracts are receivable from both counterparties, and the amounts recorded as liabilities for the Company’s commodity contracts are payable to one counterparty. The amounts recorded as liabilities for the Company’s swap contracts are payable to all five counterparties.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	December 31, 2016	Balance Sheet Location	December 31, 2016
Commodity contracts	Other current assets	$1.2	Accrued expenses	$0.3
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments(a)		1.3		0.4

Derivatives not designated as hedging instruments:
Swap contracts	Other current assets	$—	Accrued expenses	$25.8
Swap contracts	Other assets	—	Other noncurrent liabilities	—
Total derivatives not designated as hedging instruments		—		25.8
Total Derivatives(b)		$1.3		$26.2

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

The Company’s financial instruments are measured and reported at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs) or, absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs) other than those described in Note 2.

The Company holds marketable securities associated with its defined contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company also held short-term investments which were classified as trading securities with any gains or losses recognized through earnings. The Company sold these investments during the first quarter of 2017. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and its risk of changes in foreign currency exchange rates (see Note 11). The fair value of the natural gas derivative instruments and the foreign currency swaps are determined using market data of forward prices for all of the Company’s contracts.

The estimated fair values for each type of instrument are presented below (in millions).

	March 31, 2017	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$1.8	$1.8	$—	$—
Derivatives – natural gas instruments, net	0.2	—	0.2	—
Total Assets	$2.0	$1.8	$0.2	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(1.8)	$(1.8)	$—	$—
Derivatives – natural gas instruments, net	(0.2)	—	(0.2)	—
Derivatives – foreign currency swaps	(24.5)	—	(24.5)	—
Total Liabilities	$(26.5)	$(1.8)	$(24.7)	$—

(a)
Includes mutual fund investments of approximately 25% in common stock of large-cap U.S. companies, 15% in common stock of small to mid-cap U.S. companies, 5% in international companies, 10% in bond funds, 25% in short-term investments and 20% in blended funds.

	December 31, 2016	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Derivatives – natural gas instruments	0.9	—	0.9	—
Trading securities	1.8	—	1.8	—
Total Assets	$4.5	$1.8	$2.7	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.8)	$(1.8)	$—	$—
Derivatives – foreign currency swaps	(25.8)	—	(25.8)	—
Total Liabilities	$(27.6)	$(1.8)	$(25.8)	$—

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 5% in bond funds, 40% in short-term investments and 15% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.8 million at both March 31, 2017, and December 31, 2016, respectively, are stated at fair value based on quoted market prices. As of March 31, 2017, the estimated amount a third-party would pay for the Company’s fixed-rate 4.875% senior notes due July 2024, based on available trading information, totaled $244.7 million (Level 2) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at March 31, 2017, for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender, totaled $856.2 million (Level 2) compared with the aggregate principal balance of $865.7 million. The loans assumed in the Produquímica acquisition had floating rates and their fair value approximates their carrying value.

13.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended March 31,
	2017	2016
Numerator:
Net earnings	$21.5	$49.7
Less: net earnings allocated to participating securities(a)	(0.1)	(0.2)
Net earnings available to common shareholders	$21.4	$49.5

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,802	33,746
Weighted-average awards outstanding(b)	1	2
Shares for diluted earnings per share	33,803	33,748
Net earnings per common share, basic	$0.63	$1.47
Net earnings per common share, diluted	$0.63	$1.46

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 157,000 and 143,000 weighted participating securities for the three months ended March 31, 2017, and March 31, 2016, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 487,000 and 400,000 weighted-average equity awards for the three months ended March 31, 2017, and March 31, 2016, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to our mining and industrial operations; geological conditions;
dependency on a limited number of key production and distribution facilities and critical equipment; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; weather conditions; climate change; our indebtedness and ability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements imposed on us; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; restrictions on or ability to pay dividends; the impact of competition on the sales of our products; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; strikes, other forms of work stoppage or slowdown or other union activities; the loss of key personnel; our rights and governmental authorizations to mine and operate our properties; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; compliance with foreign and U.S. laws and regulations applicable to our international operations; compliance with environmental, health and safety laws and regulations; environmental liabilities; the ability to access our computer systems and information technology or the inability to protect confidential data; misappropriation or infringement claims relating to intellectual property; changes in industry standards and regulatory requirements; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our expected outlook, including expected dynamics for the upcoming highway deicing bid season, sales volumes, operating results, operating earnings and cost reductions; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility and minimize tax expense and meet debt service requirements; capital expenditures; outcomes of matters with taxing authorities; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, references to “CMP,” the “Company,” “Compass Minerals,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental United States (the “U.S.”) and Canada, and references to the United Kingdom (the “U.K.”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2017, we operated 22 production and packaging facilities, including:

•	The largest rock salt mine in the world in Goderich, Ontario, Canada;

•	The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;

•	A solar evaporation facility located in Ogden, Utah, which is both the largest SOP production site and the largest solar salt production site in the Western Hemisphere; and

•	Several facilities producing essential agricultural nutrients and specialty chemicals in Brazil.

Our salt business produces and sells sodium chloride and magnesium chloride, which are used for highway deicing, dust control, consumer deicing, water conditioning, consumer and industrial food preparation and agricultural and industrial applications. Our solar evaporation facility located in Ogden, Utah, is both the largest SOP production site and the largest solar salt production site in North America. In addition, we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, U.K., which provides services to businesses throughout the U.K. The Plant Nutrition South America segment represents the results of Produquímica Indústria e Comércio S.A. (“Produquímica”), which was acquired in October 2016. This segment operates two primary businesses in Brazil – agricultural productivity and chemical solutions.

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three months ended March 31, 2017, and March 31, 2016, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED MARCH 31
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2016 AND 2017

•
Total sales increased 12%, or $42.1 million, due to the acquisition of Produquímica, which was completed in October 2016. This increase was partially offset by a decrease in Salt segment sales due to mild winter weather in the first quarter of 2017.

•
Operating earnings decreased 44%, or $32.9 million, due to lower Salt segment operating earnings, partially offset by the inclusion of Produquímica in our operating results and an increase in Plant Nutrition North America operating earnings.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 26%, or $24.8 million.

•	Diluted earnings per share decreased 57%, or $0.83.

THREE MONTHS ENDED MARCH 31
COMMENTARY: THREE MONTHS ENDED MARCH 31, 2016 AND 2017

Gross Profit: Decreased 20%, or $21.0 million; Gross Margin decreased 9 percentage points

•
Salt gross profit decreased primarily due to lower sales due to mild winter weather experienced in the first quarter of 2017 and higher per-unit costs due to sales of higher-cost 2016 inventory sold during the quarter. We experienced lower mine operating rates throughout 2016 and unplanned downtime at our Goderich mine in the fourth quarter of 2016, which increased per-unit costs.

•	The total plant nutrition business, on a combined basis, offset the decline in gross profit by approximately $17 million.

•	Gross profit for Plant Nutrition North America was favorably impacted by higher sales volumes, lower per-unit costs and lower per-unit shipping and handling costs during the quarter.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2016 AND 2017

SG&A: Increased $11.9 million; increased 2.2 percentage points to 10.4% from 8.2% as a percentage of sales

•
The increase in SG&A expense was due to the inclusion of Produquímica in our operating results in the first quarter of 2017, partially offset by a decrease in incentive compensation in our Salt segment.

Interest Expense: Increased $7.9 million to $13.7 million

•
The increase was primarily due to our higher aggregate debt level driven by the acquisition of Produquímica, which was partially offset by lower interest rates due to the refinancing of our term loans and revolving credit facility in April 2016.

Other Income: Decreased $0.7 million to income of $0.1 million

•	The decrease in other income was primarily due to foreign exchange losses which were partially offset by an increase in interest income.

Income Tax Expense: Decreased $13.7 million to $6.3 million

•	The decrease was primarily due to lower pre-tax income and a lower effective tax rate.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•
Our effective tax rate declined from 29% in the first quarter of 2016 to 23% in the first quarter of 2017, reflecting a reduction in certain tax valuation allowances associated with the acquired Produquímica business.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.5 million for both the first quarter of 2017 and 2016, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

SALT SEGMENT RESULTS THREE MONTHS ENDED MARCH 31

	Q1 2017	Q1 2016
Salt Sales (in millions)	$274.8	$292.1
Salt Operating Earnings (in millions)	$45.4	$82.7
Salt Sales Volumes (thousands of tons)
Highway deicing	3,491	3,724
Consumer and industrial	542	482
Total tons sold	4,033	4,206
Average Salt Sales Price (per ton)
Highway deicing	$55.25	$59.51
Consumer and industrial	$151.25	$146.12
Combined	$68.14	$69.45

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2016 AND 2017

•
Salt sales decreased 6%, or $17.3 million, due to lower highway deicing average sales prices and sales volumes, which were partially offset by an increase in consumer and industrial sales volumes and average sales prices.

•
Salt average sales price decreased 2% due to a decrease in highway deicing average sales prices, partially offset by an increase in consumer and industrial products average sales prices. The decrease in average sales prices contributed approximately $5 million to the decrease in Salt segment sales.

•
Highway deicing average sales prices decreased 7%, primarily as a result of lower North American highway deicing bid prices for the 2016-2017 winter season. Consumer and industrial average sales prices increased 4% due to price increases introduced last year as well as an improvement in product sales mix.

•
Salt sales volumes decreased 4%, or 173,000 tons, and contributed approximately $12 million to the decline in Salt segment sales. Highway deicing sales volumes were unfavorably impacted by the mild winter weather in the first quarter of 2017, partially offset by volume improvements in the consumer and industrial business.

•	In addition, unfavorable logistics costs contributed to the decline in Salt segment operating earnings.

PLANT NUTRITION NORTH AMERICA SEGMENT RESULTS

	Q1 2017	Q1 2016
Plant Nutrition North America Sales (in millions)	$49.2	$51.1
Plant Nutrition North America Operating Earnings (in millions)	$7.6	$5.3
Plant Nutrition North America Sales Volumes (thousands of tons)	79	74
Plant Nutrition North America Average Sales Price (per ton)	$624	$689

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2016 AND 2017

•	Plant Nutrition North America sales decreased 4%, or $1.9 million.

•
The 9% decrease in Plant Nutrition North America average sales price contributed approximately $5 million to the decrease in Plant Nutrition North America sales. The lower average selling prices resulted from the depressed agriculture market.

•
Plant Nutrition North America sales volumes increased 7%, or 5,000 tons, and offset the decline in Plant Nutrition North America sales by approximately $3 million. This increase was due to a modest improvement in North American SOP market fundamentals.

•	Favorable logistics costs contributed to the increase in Plant Nutrition North America operating earnings.

PLANT NUTRITION SOUTH AMERICA SEGMENT RESULTS

Q1 2017
Plant Nutrition South America Sales	$61.3
Plant Nutrition South America Operating Earnings	$1.8
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	60
Chemical solutions	72
Total tons sold	132
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$599
Chemical solutions	$354
Combined	$465

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2017

•
Plant Nutrition South America sales were $61.3 million for the first quarter. Plant Nutrition South America’s operating results are impacted by seasonality. Sales volumes are usually higher in the third and fourth quarter and lower in the first and second quarters. See “—Seasonality” for more information.

•	Plant Nutrition South America average sales price was $465 per ton.

Outlook

•
The mild end to the winter season is likely to create unfavorable supply and demand dynamics for the upcoming North American highway deicing bid season. We expect Salt sales volumes to range from 11.0 million to 11.6 million tons in 2017.

•	We expect Plant Nutrition North America sales volumes to range from 300,000 to 330,000 tons in 2017.

•
We expect the Plant Nutrition South America segment operating results to offset a portion of the negative impact from the mild winter weather. We expect Plant Nutrition South America sales volumes to range from 800,000 to 1.0 million tons.

•	Due to the seasonality of the Plant Nutrition South America segment, we expect operating earnings for this segment to be minimal in the first half of 2017.

•	We continue to actively pursue additional cost reductions in all areas of our business.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive, legislative, regulatory, weather, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. With the addition of our Plant Nutrition South America segment, we expect a less seasonal distribution of working capital requirements. When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2017, we had $45.9 million of cash and cash equivalents (in our consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 6 to our consolidated financial statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings as well as future cash flows from our domestic operations. See Note 6 to our consolidated financial statements for a discussion regarding our Canadian tax reassessments.

In April 2016, we refinanced our existing $471 million term loans and $125 million revolving credit facility with a new $400 million senior secured term loan and a $300 million senior secured revolving credit facility, which both mature July 1, 2021. The new term loan and revolving credit facility bear interest at LIBOR plus 1.75% based on our current leverage ratio and credit rating. In connection with the refinancing, we paid $5.8 million of refinancing fees in 2016 ($1.4 million was recorded as an expense and $4.4 million was capitalized as deferred financing costs) and wrote-off $0.1 million of existing deferred financing costs related to the previous term loans and revolving credit facility. In September 2016, we amended our credit facility to increase our senior secured term loan by $450 million. This additional tranche will mature July 1, 2021, and bears interest at LIBOR plus 2.0%. In connection with this transaction, we incurred $2.2 million of financing fees ($0.7 million was recorded as an expense and $1.5 million was capitalized as deferred financing costs). Proceeds of this additional tranche were used to fund the acquisition of the remaining 65% of Produquímica’s equity in October 2016.

Cash and cash equivalents of $48.9 million as of March 31, 2017, decreased $28.5 million from December 31, 2016. We generated $123.3 million of operating cash flows in the first three months of 2017. In the first three months of 2017, we used cash on hand and cash flows from operations to make $93.8 million of net debt payments, fund capital expenditures of $21.0 million and pay dividends on our common stock of $24.4 million.

As of March 31, 2017, we had $1.24 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Notes, $865.7 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $22.0 million borrowed against our revolving credit facility, and $123.2 million of debt related to Produquímica. We had $6.6 million of outstanding letters of credit as of March 31, 2017, which reduced our revolving credit facility borrowing availability to $271.4 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of March 31, 2017, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

See Note 8 to our consolidated financial statements for a discussion regarding labor, environmental and litigation matters.

The table below provides a summary of our cash flows by category.

THREE MONTHS ENDED MARCH 31, 2017	THREE MONTHS ENDED MARCH 31, 2016
Operating Activities:
» Net earnings were $21.5 million.	» Net earnings were $49.7 million.
» Non-cash depreciation and amortization expense was $28.4 million.	» Non-cash depreciation and amortization expense was $19.9 million.
» Working capital items were a source of operating cash flows of $77.2 million.	» Working capital items were a source of operating cash flows of $25.3 million.
Investing Activities:
» Net cash flows used by investing activities included $21.0 million of capital expenditures.	» Net cash flows used by investing activities included $43.8 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $24.4 million.	» Net cash flows used by financing activities included the payment of dividends of $23.5 million.
» In addition, we had net payments on our debt of $93.8 million. » We also paid $12.8 million for the final payment related to the Produquímica acquisition.	» In addition, we had net payments on our debt of $5.7 million and $0.6 million in proceeds received from stock option exercises.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations, because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level apart from the activities of the operating segments and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items including refinancing costs and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation. The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Three Months Ended March 31,
	2017	2016
Net earnings	$21.5	$49.7
Interest expense	13.7	5.8
Income tax expense	6.3	20.0
Depreciation, depletion and amortization	28.4	19.9
EBITDA	69.9	95.4
Adjustments to EBITDA:
Other income, net	(0.1)	(0.8)
Adjusted EBITDA	$69.8	$94.6

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Effects of Currency Fluctuations

Our operations outside of the U.S. are conducted primarily in Canada, Brazil and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars, Brazilian Reais and British pounds sterling also being significant. Significant changes in the value of the Canadian dollar, Brazilian real or British pound sterling relative to the U.S. dollar could have a material effect on our financial condition.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange risk rate by entering into natural gas derivative instruments and foreign currency swaps. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2016.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017, to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The scope of management’s evaluation did not include any disclosure controls or procedures (to the extent that they are subsumed by internal control over financial reporting) of Produquímica, which the Company acquired on October 3, 2016. Produquímica represented approximately 34% of total assets as of December 31, 2016, and 10% of total revenues and 2% of net income for the year ended December 31, 2016. Further discussion of this acquisition can be found in Note 2 to the Company’s consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in the legal proceedings described in Note 6 and Note 8 to our consolidated financial statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition. There have been no material developments since December 31, 2016, with respect to our legal proceedings, except as described in Note 6 and Note 8 to our consolidated financial statements.

Item 1A.	Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to our risk factors as disclosed in such Annual Report.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 4, 2017	By:	/s/ James D. Standen
James D. Standen
Interim Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1*	2017 Form of Non-Employee Director Award Grant Notice.
10.2*	2017 Form of Stock Option Grant Notice.
10.3*	2017 Form of Restricted Stock Unit Grant Notice.
10.4*	2017 Form of Performance Stock Unit Grant Notice (ROIC).
10.5*	2017 Form of Performance Stock Unit Grant Notice (rTSR).
10.6*	2017 Rules, Policies and Procedures for Equity Awards Granted to Employees, effective February 21, 2017.
10.7
Letter Agreement, effective March 24, 2017, between Compass Minerals International, Inc. and Patrick D. Linehan (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 28, 2017).

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Interim Chief Financial Officer and Treasurer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer, and James D. Standen, Interim Chief Financial Officer and Treasurer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements.

*	Filed herewith

**	Furnished herewith