Form 10-Q
period 2017-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2017-08-08
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 4, 2017, was 33,824,058 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$33.9	$77.4
Receivables, less allowance for doubtful accounts of $9.4 in 2017 and $9.0 in 2016	176.3	320.9
Inventories	287.9	280.6
Other	41.4	36.1
Total current assets	539.5	715.0
Property, plant and equipment, net	1,116.8	1,092.3
Intangible assets, net	149.8	157.6
Goodwill	403.2	412.2
Investment in equity investee	24.1	24.9
Other	64.5	64.5
Total assets	$2,297.9	$2,466.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$82.8	$130.2
Accounts payable	80.7	100.8
Accrued expenses	61.3	105.3
Accrued salaries and wages	20.4	22.6
Income taxes payable	0.2	4.4
Accrued interest	8.6	8.7
Total current liabilities	254.0	372.0
Long-term debt, net of current portion	1,172.8	1,194.8
Deferred income taxes, net	130.4	130.8
Other noncurrent liabilities	47.0	51.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	99.9	97.1
Treasury stock, at cost — 1,543,856 shares at June 30, 2017, and 1,577,960 shares at December 31, 2016	(2.9)	(3.0)
Retained earnings	693.7	727.5
Accumulated other comprehensive loss	(97.4)	(104.9)
Total stockholders’ equity	693.7	717.1
Total liabilities and stockholders’ equity	$2,297.9	$2,466.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	$228.0	$169.5	$615.8	$515.2
Shipping and handling cost	40.6	37.1	134.3	126.5
Product cost	142.5	91.1	355.0	244.8
Gross profit	44.9	41.3	126.5	143.9
Selling, general and administrative expenses	38.9	25.8	79.1	54.1
Operating earnings	6.0	15.5	47.4	89.8

Other (income) expense:
Interest expense	12.3	5.6	26.0	11.4
Net (earnings) loss in equity investee	(0.2)	1.7	(0.2)	1.3
Other, net	1.8	0.9	1.7	0.1
(Loss) earnings before income taxes	(7.9)	7.3	19.9	77.0
Income tax (benefit) expense	(1.5)	1.0	4.8	21.0
Net (loss) earnings	$(6.4)	$6.3	$15.1	$56.0

Basic net (loss) earnings per common share	$(0.19)	$0.18	$0.44	$1.65
Diluted net (loss) earnings per common share	$(0.19)	$0.18	$0.44	$1.65

Weighted-average common shares outstanding (in thousands):
Basic	33,823	33,784	33,813	33,766
Diluted	33,823	33,787	33,813	33,769

Cash dividends per share	$0.72	$0.695	$1.44	$1.39

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) earnings	$(6.4)	$6.3	$15.1	$56.0
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both the three and six months ended June 30, 2017, and 2016, respectively.	0.1	0.1	0.2	0.2
Unrealized (loss) gain on cash flow hedges, net of tax of $0.2 and $0.5 in the three and six months ended June 30, 2017, respectively, and $(0.7) and $(0.8) in the three and six months ended June 30, 2016, respectively.	(0.4)	1.2	(0.9)	1.4
Cumulative translation adjustment	(6.6)	(3.3)	8.2	31.1
Comprehensive (loss) income	$(13.3)	$4.3	$22.6	$88.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2017
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$0.4	$97.1	$(3.0)	$727.5	$(104.9)	$717.1
Comprehensive income				15.1	7.5	22.6
Dividends on common stock		0.1		(48.9)		(48.8)
Shares issued for stock units		(0.1)	0.1			—
Stock options exercised		0.3				0.3
Stock-based compensation		2.5				2.5
Balance, June 30, 2017	$0.4	$99.9	$(2.9)	$693.7	$(97.4)	$693.7

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$15.1	$56.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	56.4	40.9
Finance fee amortization	1.1	0.6
Early extinguishment of debt	—	0.1
Stock-based compensation	2.5	2.6
Deferred income taxes	(0.6)	(4.1)
Net (earnings) loss in equity method investee	(0.2)	1.3
Gain on settlement of acquisition-related contingent consideration	(1.9)	—
Other, net	1.4	(0.6)
Changes in operating assets and liabilities:
Receivables	145.1	78.2
Inventories	(6.9)	35.8
Other assets	(3.7)	(0.2)
Accounts payable and accrued expenses	(64.2)	(60.5)
Other liabilities	(0.9)	(0.2)
Net cash provided by operating activities	143.2	149.9
Cash flows from investing activities:
Capital expenditures	(55.6)	(94.8)
Investment in equity method investee	—	(4.7)
Other, net	(2.7)	(1.5)
Net cash used in investing activities	(58.3)	(101.0)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	100.3	183.5
Principal payments on revolving credit facility borrowings	(122.6)	(80.5)
Proceeds from issuance of long-term debt	11.6	400.0
Principal payments on long-term debt	(59.2)	(473.4)
Acquisition-related contingent consideration payment	(12.8)	—
Dividends paid	(48.9)	(47.1)
Fees paid to refinance debt	—	(1.5)
Deferred financing costs	(0.2)	(3.5)
Proceeds received from stock option exercises	0.3	0.7
Excess tax benefit (deficiency) from equity compensation awards	—	(0.2)
Other, net	1.0	—
Net cash used in financing activities	(130.5)	(22.0)
Effect of exchange rate changes on cash and cash equivalents	2.1	7.4
Net change in cash and cash equivalents	(43.5)	34.3
Cash and cash equivalents, beginning of the year	77.4	58.4
Cash and cash equivalents, end of period	$33.9	$92.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$20.2	$10.7
Income taxes paid, net of refunds	$16.6	$44.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading producer of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses, and specialty plant nutrition minerals that improve the quality and yield of crops, and specialty chemicals for water treatment and other industrial processes. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, sulfate of potash (“SOP”), various other micronutrient products and specialty chemicals for water treatment and other industrial processes. The Company’s production sites are located in the United States (“U.S.”), Canada, Brazil and the United Kingdom (the “U.K.”). Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries. The Company also provides records management services to businesses located in the U.K. In October 2016, the Company acquired Produquímica Indústria e Comércio S.A. (“Produquímica”), which operates two primary businesses in Brazil – agricultural productivity and chemical solutions.

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

The Company experiences a substantial amount of seasonality in its sales with respect to its deicing salt products. As a result, sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the products are used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company plans to early adopt the guidance for its 2017 impairment testing.

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

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of 2017 on a prospective basis, and prior periods have not been adjusted. The Company elected the option available under the new guidance to continue to estimate the effect of forfeitures in the calculation of share-based payment expense. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued guidance that requires entities to measure inventory within the scope of the standard at the lower of cost or net realizable value. “Net realizable value” is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The Company adopted this guidance in the first quarter of 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted. The guidance permits the use of either a full or modified retrospective transition method. The Company expects to use the modified retrospective transition method. While the Company has not identified any material differences in the amount and timing of revenue recognition for the revenue streams management has reviewed thus far, the Company is still evaluating the impact of this guidance and it has not concluded on the overall impact of adopting this guidance. Adoption of this guidance will significantly impact the Company’s financial statement disclosures regarding revenue.

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

Purchase Price Allocation

The Company accounted for the Produquímica acquisition as a business combination in accordance with U.S. GAAP. The guidance for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired entity as well as other valuation assumptions and an allocation to the net assets acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s best estimates. As of June 30, 2017, the preliminary purchase price allocation was not finalized. The preliminary purchase price allocation may be adjusted during the measurement period, which is up to one year after the acquisition date. The Company is currently finalizing the fair values of intangible assets, intangible and tangible asset useful lives, additional assumed liabilities and labor and tax contingencies.

A summary of the acquisition-date fair value of the consideration transferred is presented in the table below:

Fair Value of Consideration Transferred (in millions)	October 3, 2016
Cash paid at closing	$317.1
Additional cash due at closing	20.6
Fair value of contingent consideration	31.4
Fair value of 35% equity investment	178.7
Total	$547.8

The calculation of the purchase price at closing was based in part on an estimate of full-year 2016 operating results of Produquímica. As of the acquisition closing date, some of the periods included in the 2016 operating results of Produquímica had not ended and actual results were not known. The portion of the purchase price which was based on management’s estimate of results relating to periods which occurred after the closing date was classified as contingent consideration. There were no thresholds or tiers in the payment structure, and management used an income approach to estimate the acquisition date fair value of the contingent consideration. As of the closing date, the Company had estimated the fair value of contingent consideration to be $31.4 million.

During the first quarter of 2017, the purchase price was adjusted based on the final full-year 2016 operating results of Produquímica, and a final payment was made to the Produquímica shareholders. The difference between the estimated closing date fair value of the contingent consideration and the final amount paid resulted in the recognition of a gain of $1.9 million in the first quarter of 2017, which was included as a component of operating earnings in the Company’s Plant Nutrition South America segment.

Prior to the acquisition closing date, the Company accounted for its 35% interest in Produquímica as an equity method investment. The acquisition-date fair value of the previously held equity investment was $178.7 million and is included in the consideration transferred. To measure the acquisition closing date fair value of the equity interest, the Company utilized a market-based approach which relied on Level 3 inputs (see Note 12 for a discussion of the levels in the fair value hierarchy). The Company recognized a $59.3 million non-cash gain during the fourth quarter of 2016 as a result of remeasuring its prior equity interest in Produquímica held before the business combination.

Under the acquisition method of accounting, the total purchase price is allocated on a preliminary basis to Produquímica’s assets and liabilities based upon their estimated fair value as of the closing date of the acquisition. During the first six months of 2017, the Company adjusted the preliminary purchase price allocation based on additional information obtained regarding facts and circumstances which existed as of the acquisition date. These adjustments resulted in a decrease of $3.6 million to goodwill, a decrease of $4.4 million to other noncurrent liabilities and an increase of $0.8 million to net deferred income taxes. Based upon the final purchase price and the updated preliminary valuation, the purchase price allocation, which is still subject to change based on the Company’s final analysis, is presented in the table below:

Recognized amounts of identifiable assets acquired and liabilities assumed:	Purchase Price Allocation
Cash and cash equivalents	$73.8
Accounts receivable	89.4
Inventory	77.1
Other current assets	13.7
Property, plant and equipment	189.4
Identified intangible assets	81.2
Investment in equity method investee	24.5
Other noncurrent assets	6.9
Accounts payable	(27.1)
Accrued expenses	(40.3)
Current portion of long-term debt	(129.6)
Other current liabilities	(14.0)
Long-term debt, net of current portion	(62.0)
Deferred income taxes, net	(66.0)
Other noncurrent liabilities	(21.9)
Total identifiable net assets	195.1
Goodwill	352.7
Total fair value of business combination	$547.8

The total purchase price in excess of the net identifiable assets has been recognized as goodwill in the amount of $352.7 million and has been assigned to the Company’s new Plant Nutrition South America segment. The goodwill recognized is attributable primarily to expected synergies with the Company’s existing plant nutrition business and the assembled workforce of Produquímica. The future deductibility of the goodwill for income tax purposes is uncertain at this time.

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

Impact on Operating Results

During the six months ended June 30, 2017, Produquímica contributed revenues of $127.4 million and net losses of $8.8 million.

The following table presents combined unaudited pro forma results for the three and six months ended June 30, 2016. The pro forma financial information combines the historical results of operations for Produquímica and Compass Minerals as though the acquisition occurred on January 1, 2015. The pro forma information does not purport to represent the actual results of operations that Produquímica and Compass Minerals would have achieved had the companies been combined during the periods presented nor is the information intended to project the future results of operations. Certain adjustments to Produquímica’s historical results have been made to conform to U.S. GAAP and amounts have been translated to U.S. dollars.

Unaudited Combined Pro Forma Results of Operations (in millions)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$241.3	$648.3
Net income	6.2	50.2

Significant adjustments to the pro forma information above include:

•	Adjustments to exclude non-recurring direct incremental costs of the acquisition

•	Adjustments to expenses relating to the financing transactions described above

•	Adjustments to reflect incremental amortization and depreciation from the preliminary allocation of the purchase price

•	Adjustments to reflect certain income tax effects of the acquisition

•	Adjustments to remove net earnings related to the previously held 35% equity interest in Produquímica

3.	Inventories:

Inventories consist of the following (in millions):

	June 30, 2017	December 31, 2016
Finished goods	$208.1	$206.1
Raw materials and supplies	79.8	74.5
Total inventories	$287.9	$280.6

4.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2017	December 31, 2016
Land, buildings and structures, and leasehold improvements	$490.8	$480.1
Machinery and equipment	879.3	848.2
Office furniture and equipment	29.3	28.3
Mineral interests	170.7	168.5
Construction in progress	281.2	243.6
	1,851.3	1,768.7
Less accumulated depreciation and depletion	(734.5)	(676.4)
Property, plant and equipment, net	$1,116.8	$1,092.3

5.	Goodwill and Intangible Assets, Net:

Aggregate amortization expense for the Company’s finite-lived intangible assets was $4.0 million and $1.1 million in the second quarters of 2017 and 2016, respectively, and $8.1 million and $2.1 million in the first six months of 2017 and 2016, respectively. The increases in amortization expense were primarily due to amortization of the additional finite-lived intangible assets which were recognized as a result of the preliminary purchase price allocation for the Produquímica acquisition (see Note 2 for more information).

The Company had goodwill of $403.2 million and $412.2 million as of June 30, 2017, and December 31, 2016, respectively, in its consolidated balance sheets. Of these amounts, $55.3 million and $53.6 million of the amounts recorded for goodwill as of June 30, 2017, and December 31, 2016, respectively, were recorded in the Company’s Plant Nutrition North America segment, and $341.9 million and $352.8 million of the amounts recorded for goodwill as of June 30, 2017 and December 31, 2016, respectively, were recorded in the Company’s Plant Nutrition South America segment. The remaining amounts in both periods were immaterial and recorded in the Company’s Salt segment and corporate and other. The change in goodwill between December 31, 2016, and June 30, 2017, was primarily due to the impact from translating foreign-denominated amounts to U.S. dollars and purchase price adjustments made related to the Produquímica acquisition (see Note 2 for more information).

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

The Company had $61.6 million and $53.6 million as of June 30, 2017, and December 31, 2016, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $9.2 million and $7.5 million as of June 30, 2017, and December 31, 2016, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $1.1 million and $0.9 million as of June 30, 2017, and December 31, 2016, respectively, of tax-effected state NOL carryforwards which expire beginning in 2033.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2012. The reassessments are a result of ongoing audits and total $99.8 million, including interest through June 30, 2017. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. Although the Company believes it has recorded an adequate reserve for this matter, there is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $61.2 million performance bond, has paid $33.9 million (most of which is recorded in other assets in its consolidated balance sheets) and the remaining balance of $4.7 million will be addressed later this year, which is necessary to proceed with future appeals or litigation.

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

The Company received Canadian income tax reassessments for years 2007-2008. The total amount of the reassessments, including penalties and interest through June 30, 2017, related to this matter is $35.7 million. The Company does not agree with these adjustments and is receiving assistance from the tax jurisdictions for relief from the impact of double taxation as available in the tax treaty between the U.S. and Canada. The Company has filed protective Notices of Objection and has posted collateral in the form of a $9.8 million performance bond and a $10.1 million bank letter guarantee, which is necessary to proceed with future appeals or litigation. Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.

The Company will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the dispute is resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2017, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

7.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2017	December 31, 2016
Term Loans due July 2021	$841.6	$845.9
Revolving Credit Facility due July 2021	83.1	105.4
4.875% Senior Notes due July 2024	250.0	250.0
Banco Bradesco Loan due February 2017	—	13.2
Banco Votorantim Loan due April 2017	—	12.4
Banco Bradesco Loan due July 2017	—	4.8
Scotiabank Loan due August 2017	—	20.2
Banco Itaú Loans due September 2017	15.8	15.1
Scotiabank Loan due September 2017	15.0	15.1
Banco Votorantim Loan due September 2017	—	0.8
Banco Bradesco Loan due October 2017	17.0	16.8
Rabobank Loan due November 2017	22.3	22.6
Banco Itaú Loans due May 2019 to April 2020	2.4	3.1
Banco do Brasil Loan due November 2017	0.5	—
Financiadora de Estudos e Projetos Loan due November 2023	13.5	7.4
Banco do Brasil Loan due September 2017	0.1	—
Banco do Brasil Loan due October 2017	0.3	—
Banco Safra Loan due September 2017	0.8	—
Banco do Brasil Loan due February 2018	0.2	—
	1,262.6	1,332.8
Less unamortized debt issuance costs	(7.0)	(7.8)
Total Debt	1,255.6	1,325.0
Less current portion	(82.8)	(130.2)
Long-term debt	$1,172.8	$1,194.8

In September 2016, the Company entered into a new $450 million term loan tranche under its existing credit agreement to fund the acquisition of the remaining 65% of Produquímica’s equity in October 2016 (see Note 2 for more information). This additional tranche will mature July 1, 2021, and bears interest at LIBOR plus 2.0%. In connection with this transaction, the Company incurred $2.2 million of financing fees in 2016 ($0.7 million was recorded as an expense and $1.5 million was capitalized as deferred financing costs).

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

As of June 30, 2017, the term loans and revolving credit facility were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries.

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

In March 2017, the Company reached a settlement with the United Steelworkers Union and the NLRB with respect to this matter. Under the terms of the agreement, the Company paid $7.7 million to the affected employees in the second quarter of 2017. As a result of the settlement, the Company recognized an immaterial loss in its consolidated financial statements in 2017.

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

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 6, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $17.6 million as of June 30, 2017, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also has assumed liabilities for labor-related matters in connection with the acquisition of Produquímica, which are primarily related to compensation, labor benefits and consequential tax claims and totaled $11.0 million as of June 30, 2017. The Company believes the maximum exposure for these other labor matters totaled approximately $43 million as of June 30, 2017. As discussed in Note 2, the contingencies are still preliminary as of June 30, 2017.

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

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has three reportable segments: Salt, Plant Nutrition North America and Plant Nutrition South America. The Salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners and agricultural and industrial applications. SOP crop nutrients, industrial-grade SOP, micronutrients and magnesium chloride for agricultural purposes are produced and marketed through the Plant Nutrition North America segment. The Plant Nutrition South America segment represents the results of Produquímica, which was acquired in October 2016. This segment operates two primary businesses in Brazil – agricultural productivity and chemical solutions. See Note 2 for a further discussion of the acquisition. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. Produquímica also manufactures and markets specialty chemicals for the industrial chemical industry. The Company’s Plant Nutrition South America segment represents the results of the acquired Produquímica business.

Segment information is as follows (in millions):

Three Months Ended June 30, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$109.0	$50.5	$66.1	$2.4	$228.0
Intersegment sales	—	2.0	—	(2.0)	—
Shipping and handling cost	29.7	6.9	4.0	—	40.6
Operating earnings (loss)	10.7	7.6	0.8	(13.1)	6.0
Depreciation, depletion and amortization	12.7	8.6	5.4	1.3	28.0
Total assets (as of end of period)	868.0	582.9	790.0	57.0	2,297.9

Three Months Ended June 30, 2016	Salt	Plant Nutrition North America(b)	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$119.1	$47.8	$—	$2.6	$169.5
Intersegment sales	—	1.9	—	(1.9)	—
Shipping and handling cost	31.4	5.7	—	—	37.1
Operating earnings (loss)	23.3	4.7	—	(12.5)	15.5
Depreciation, depletion and amortization	11.3	8.4	—	1.3	21.0
Total assets (as of end of period)	899.1	702.7	—	54.8	1,656.6

Six Months Ended June 30, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$383.8	$99.7	$127.4	$4.9	$615.8
Intersegment sales	—	2.9	—	(2.9)	—
Shipping and handling cost	112.7	13.6	8.0	—	134.3
Operating earnings (loss)	56.1	15.2	2.6	(26.5)	47.4
Depreciation, depletion and amortization	25.6	17.5	10.7	2.6	56.4

Six Months Ended June 30, 2016	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$411.2	$98.9	$—	$5.1	$515.2
Intersegment sales	—	2.1	—	(2.1)	—
Shipping and handling cost	114.4	12.1	—	—	126.5
Operating earnings (loss)	106.0	10.0	—	(26.2)	89.8
Depreciation, depletion and amortization	22.0	16.3	—	2.6	40.9

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

In May 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which authorizes the issuance of 3,000,000 shares of Company common stock. Since the date the 2015 Plan was approved, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (the “2005 Plan”). The 2005 Plan and 2015 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units

(“PSUs”), stock options and deferred stock units. The grants occur following approval by the compensation committee of the Company’s board of directors, with the amount and terms communicated to employees shortly thereafter.

Options

Substantially all stock options granted under the 2005 Plan and 2015 Plan vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The exercise price of options is equal to the closing stock price on the grant date.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The inputs used to calculate fair value for options granted in 2017 are included in the table below:

Fair value of options granted	$9.54
Exercise price	$68.00
Expected term (years)	4.5
Expected volatility	23.2%
Dividend yield	3.5%
Risk-free rate of return	1.8%

RSUs

Substantially all of the RSUs granted under the 2005 Plan and 2015 Plan vest after three years of service, entitling the holders to one share of common stock for each vested RSU. Unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions equal to those declared on the Company’s common stock for RSUs that are earned as a result of the satisfaction of the performance hurdle. The closing stock price on the grant date is used to determine the fair value of RSUs.

PSUs

Substantially all of the PSUs granted under the 2005 Plan and 2015 Plan are either total shareholder return PSUs (“TSR PSUs”) or return on invested capital PSUs (“ROIC PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Russell 3000 Index over the three-year performance period and may range from 0% to 150% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions.

TSR PSUs and ROIC PSUs generally have a three-year performance period. PSUs represent a target number of shares of the Company’s common stock that may be earned before adjustment based upon the attainment of certain performance conditions. Holders of PSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are paid.

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

During the six months ended June 30, 2017, the Company reissued the following number of shares from treasury stock: 3,366 shares related to the exercise of stock options, 13,018 shares related to the release of RSUs which vested, 12,946 shares related to the release of PSUs which vested and 4,774 shares related to stock payments. The Company recognized a tax deficiency of $0.5 million from its equity compensation awards as an increase to income tax expense during the first six months of 2017. During the first six months of 2017 and 2016, the Company recorded $2.5 million and $2.6 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2017:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2016	442,755	$80.07	63,780	$80.25	89,011	$89.43
Granted	227,351	68.00	34,635	68.00	58,878	73.08
Exercised(b)	(3,366)	76.03	—	—	—	—
Released from restriction(b)	—	—	(13,018)	87.18	(12,946)	105.77
Cancelled/expired	(53,664)	74.98	(8,129)	70.57	(16,069)	89.59
Outstanding at June 30, 2017	613,076	$76.06	77,268	$74.61	118,874	$79.53

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

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas cash flow hedges and foreign currency translation adjustments.  The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) as of and for the three and six months ended June 30, 2017, and 2016, are as follows (in millions):

Three Months Ended June 30, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.1	$(3.6)	$(87.0)	$(90.5)
Other comprehensive income (loss) before reclassifications(b)	(0.4)	—	(6.6)	(7.0)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Net current period other comprehensive income (loss)	(0.4)	0.1	(6.6)	(6.9)
Ending balance	$(0.3)	$(3.5)	$(93.6)	$(97.4)

Three Months Ended June 30, 2016(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.4)	$(3.7)	$(68.5)	$(73.6)
Other comprehensive income (loss) before reclassifications(b)	0.7	—	(3.3)	(2.6)
Amounts reclassified from accumulated other comprehensive loss	0.5	0.1	—	0.6
Net current period other comprehensive income (loss)	1.2	0.1	(3.3)	(2.0)
Ending balance	$(0.2)	$(3.6)	$(71.8)	$(75.6)

Six Months Ended June 30, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.6	$(3.7)	$(101.8)	$(104.9)
Other comprehensive income (loss) before reclassifications(b)	(0.9)	—	8.2	7.3
Amounts reclassified from accumulated other comprehensive loss	—	0.2	—	0.2
Net current period other comprehensive income (loss)	(0.9)	0.2	8.2	7.5
Ending balance	$(0.3)	$(3.5)	$(93.6)	$(97.4)

Six Months Ended June 30, 2016(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.6)	$(3.8)	$(102.9)	$(108.3)
Other comprehensive income (loss) before reclassifications(b)	0.2	—	31.1	31.3
Amounts reclassified from accumulated other comprehensive loss	1.2	0.2	—	1.4
Net current period other comprehensive income (loss)	1.4	0.2	31.1	32.7
Ending balance	$(0.2)	$(3.6)	$(71.8)	$(75.6)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange losses (gains) of $8.6 million and $1.4 million in the three and six months ended June 30, 2017, respectively, and $(4.9) million and $(26.7) million in the three and six months ended June 30, 2016, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to (income) expense for the three and six months ended June 30, 2017, and 2016, are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$—	$—	Product cost
	—	—	Income tax expense (benefit)
Reclassifications, net of income taxes	—	—
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.2	Product cost
	—	—	Income tax expense (benefit)
Reclassifications, net of income taxes	0.1	0.2
Total reclassifications, net of income taxes	$0.1	$0.2

	Amount Reclassified from AOCI
	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.8	$1.9	Product cost
	(0.3)	(0.7)	Income tax expense (benefit)
Reclassifications, net of income taxes	0.5	1.2
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.2	Product cost
	—	—	Income tax expense (benefit)
Reclassifications, net of income taxes	0.1	0.2
Total reclassifications, net of income taxes	$0.6	$1.4

11.	Derivative Financial Instruments:

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

Derivatives Designated as Hedging Instruments

As of June 30, 2017, the Company has entered into natural gas derivative instruments. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. All natural gas derivative instruments held by the Company as of June 30, 2017, and December 31, 2016, qualified as cash flow hedges. For these qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. Any ineffectiveness related to these hedges was not material for any of the periods presented.

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. As of June 30, 2017, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2018. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2017, and December 31, 2016, the Company had agreements in place to hedge forecasted natural gas purchases of 1.7 million and 2.3 million MMBtus, respectively.

As of June 30, 2017, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.4 million of net losses on derivative instruments related to its natural gas hedges.

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

As of June 30, 2017, and December 31, 2016, the Company had swap contracts in place to hedge $72.9 million and $119.6 million, respectively, of loans denominated in foreign currencies. The foreign currency swaps derivative instruments are not designated as hedges. For derivative instruments that are not accounted for as hedges, the change in fair value is recorded through earnings in the period of change. During the three and six months ended June 30, 2017, the Company recognized gains (losses) of $2.8 million and $(5.3) million, respectively, in interest expense in its consolidated statement of operations for the change in fair value of the swap contracts.

The following tables present the fair value of the Company’s hedged items as of June 30, 2017, and December 31, 2016 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	June 30, 2017	Balance Sheet Location	June 30, 2017
Commodity contracts	Other current assets	$0.1	Accrued expenses	$0.5
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments(a)		0.1		0.6

Derivatives not designated as hedging instruments:
Swap contracts	Other current assets	$—	Accrued expenses	$13.8
Swap contracts	Other assets	—	Other noncurrent liabilities	—
Total derivatives not designated as hedging instruments		—		13.8
Total Derivatives(b)		$0.1		$14.4

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its consolidated balance sheets approximately $0.1 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its consolidated balance sheets approximately $0.4 million of its commodity contracts that are in a payable position against its contracts in receivable positions.

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

The estimated fair values for each type of instrument are presented below (in millions):

	June 30, 2017	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$2.0	$2.0	$—	$—
Derivatives – natural gas instruments, net	—	—	—	—
Total Assets	$2.0	$2.0	$—	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(2.0)	$(2.0)	$—	$—
Derivatives – natural gas instruments, net	(0.5)	—	(0.5)	—
Derivatives – foreign currency swaps	(13.8)	—	(13.8)	—
Total Liabilities	$(16.3)	$(2.0)	$(14.3)	$—

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.0 million and $1.8 million at June 30, 2017, and December 31, 2016, respectively, are stated at fair value based on quoted market prices. As of June 30, 2017, the estimated amount a third-party would pay for the Company’s fixed-rate 4.875% senior notes due July 2024, based on available trading information, totaled $247.2 million (Level 2) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at June 30, 2017, for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender, totaled $912.2 million (Level 2) compared with the aggregate principal balance of $924.7 million. The loans assumed in the Produquímica acquisition had floating rates and their fair value approximates their carrying value.

13.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net (loss) earnings	$(6.4)	$6.3	$15.1	$56.0
Less: net (loss) earnings allocated to participating securities(a)	(0.1)	(0.1)	(0.2)	(0.3)
Net earnings available to common shareholders	$(6.5)	$6.2	$14.9	$55.7

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,823	33,784	33,813	33,766
Weighted-average awards outstanding(b)	—	3	—	3
Shares for diluted earnings per share	33,823	33,787	33,813	33,769
Net earnings per common share, basic	$(0.19)	$0.18	$0.44	$1.65
Net earnings per common share, diluted	$(0.19)	$0.18	$0.44	$1.65

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 169,000 and 163,000 weighted participating securities for the three and six months ended June 30, 2017, respectively, and 146,000 and 149,000 weighted participating securities for the three and six months ended June 30, 2016, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 728,000 and 609,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2017, respectively, and 580,000 and 491,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2016, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

14.	Subsequent Event:

In July 2017, the Company initiated a restructuring plan to reduce ongoing costs, which is expected to result in a charge of approximately $4 million in the third quarter of 2017.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our expected outlook, including expected results of the highway deicing bid season, sales volumes, operating results, cost reductions and restructuring charges; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility and minimize tax expense and meet debt service requirements; capital expenditures; outcomes of matters with taxing authorities; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, references to the “Company,” “Compass Minerals,” “our,” “us” and “we” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental United States (the “U.S.”) and Canada, and references to the United Kingdom (the “U.K.”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2017, we operated 22 production and packaging facilities, including:

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

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2017, and June 30, 2016, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED JUNE 30
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2016 AND 2017

•
Total sales increased 35%, or $58.5 million, primarily due to the acquisition of Produquímica and a modest increase in Plant Nutrition North America sales. This increase was partially offset by a decrease in Salt segment sales.

•
Operating earnings decreased 61%, or $9.5 million, due to lower Salt segment operating earnings, partially offset by an increase in Plant Nutrition North America operating earnings and the inclusion of Produquímica in our operating results.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 2%, or $0.6 million.

•	Diluted earnings per share decreased $0.37.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2016 AND 2017

•	Total sales increased 20%, or $100.6 million, primarily due to the acquisition of Produquímica. This increase was partially offset by a decrease in Salt segment sales.

•
Operating earnings decreased 47%, or $42.4 million, due to lower Salt segment operating earnings, partially offset by an increase in Plant Nutrition North America operating earnings and the inclusion of Produquímica in our operating results.

•	Adjusted EBITDA* decreased 20%, or $25.4 million.

•	Diluted earnings per share decreased 73%, or $1.21.

THREE AND SIX MONTHS ENDED JUNE 30
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2016 AND 2017

Gross Profit: Increased 9%, or $3.6 million; Gross Margin decreased 4 percentage points

•	The total plant nutrition business, on a combined basis, contributed approximately $16 million to the increase in gross profit.

•
Gross profit for Plant Nutrition North America was favorably impacted by higher sales volumes and lower per-unit costs, which were partially offset by higher per-unit shipping and handling costs during the period.

•	A decrease in Salt gross profit partially offset the increase in total gross profit by approximately $12 million.

•	The decrease in Salt gross profit was primarily due to significantly higher per-unit costs and lower sales.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2016 AND 2017

Gross Profit: Decreased 12%, or $17.4 million; Gross Margin decreased 7 percentage points

•	The Salt segment contributed approximately $50 million to the decrease in gross profit.

•	Salt gross profit decreased primarily due to lower sales and higher per-unit costs.

•	The total plant nutrition business, on a combined basis, partially offset the decline in gross profit by approximately $32 million.

•
Gross profit for Plant Nutrition North America was favorably impacted by higher sales volumes and lower per-unit costs, which were partially offset by lower average sales prices and higher per-unit shipping and handling costs during the period.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2016 AND 2017

SG&A: Increased $13.1 million; increased 1.9 percentage points to 17.1% from 15.2% as a percentage of sales

•
The increase in SG&A expense was primarily due to the inclusion of Produquímica in our operating results in 2017 and approximately $1 million of charges primarily in our Salt segment related to ongoing restructuring activities.

Interest Expense: Increased $6.7 million to $12.3 million

•	The increase was primarily due to our higher aggregate debt level driven by the acquisition of Produquímica.

Other Expense: Increased $0.9 million to $1.8 million

•
The increase in other expense was primarily due to foreign exchange losses, which were partially offset by an increase in interest income. Additionally, the comparative 2016 period included $1.6 million of expenses incurred related to the refinancing of our term loans and revolving credit facility.

Income Tax (Benefit) Expense: Decreased $2.5 million to a benefit of $1.5 million

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

•
Our effective tax rate increased from 14% in the second quarter of 2016 to 19% in the second quarter of 2017, reflecting refinements made in each respective period related to the expected full-year pretax profit and expected tax rate.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2016 AND 2017

SG&A: Increased $25.0 million; increased 2.3 percentage points to 12.8% from 10.5% as a percentage of sales

•	The increase in SG&A expense was primarily due to the inclusion of Produquímica in our operating results in 2017.

Interest Expense: Increased $14.6 million to $26.0 million

•
The increase was primarily due to our higher aggregate debt level driven by the acquisition of Produquímica, which was partially offset by lower interest rates due to the refinancing of our term loans and revolving credit facility in April 2016.

Other Expense: Increased $1.6 million to $1.7 million

•
The increase in other expense was primarily due to foreign exchange losses, which were partially offset by an increase in interest income. Additionally, the comparative 2016 period included $1.6 million of expenses incurred related to the refinancing of our term loans and revolving credit facility.

Income Tax Expense: Decreased $16.2 million to $4.8 million

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

•
Our effective tax rate declined from 27% in the first six months of 2016 to 24% in the first six months of 2017, reflecting a reduction in certain tax valuation allowances associated with the acquired Produquímica business.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.4 million and $2.6 million for the second quarter of 2017 and 2016, respectively, and $4.9 million and $5.1 million for the first six months of 2017 and 2016, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2017	2Q 2016	2017 YTD	2016 YTD
Salt Sales (in millions)	$109.0	$119.1	$383.8	$411.2
Salt Operating Earnings (in millions)	$10.7	$23.3	$56.1	$106.0
Salt Sales Volumes (thousands of tons)
Highway deicing	948	1,058	4,439	4,782
Consumer and industrial	424	442	966	924
Total tons sold	1,372	1,500	5,405	5,706
Average Salt Sales Price (per ton)
Highway deicing	$49.95	$53.02	$54.12	$58.08
Consumer and industrial	$145.32	$142.47	$148.65	$144.38
Combined	$79.44	$79.39	$71.01	$72.06

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2016 AND 2017

•
Salt sales decreased 8%, or $10.1 million, due to lower highway deicing average sales prices and lower highway and consumer and industrial sales volumes, which were partially offset by an increase in consumer and industrial average sales prices.

•	Salt average sales prices were essentially flat due to an increase in consumer and industrial products average sales prices offset by lower highway deicing average sales prices.

•
Highway deicing average sales prices decreased 6%, primarily as a result of lower North American highway deicing bid prices for the 2016-2017 winter season and product sales mix. Consumer and industrial average sales prices increased 2% due to price increases introduced last year as well as an improvement in product sales mix.

•
Salt sales volumes decreased 9%, or 128,000 tons, and contributed approximately $10 million to the decline in Salt segment sales. Highway deicing sales volumes decreased 10% primarily due to the carryover impact of two consecutive mild winters. Consumer and industrial sales volumes decreased 4%.

•
Salt operating earnings decreased 54%, or $12.6 million, due to higher per-unit production costs resulting from lower operating rates due to lower than expected demand and costs associated with the on-going implementation of continuous mining at our Goderich mine.

•	In addition, unfavorable logistics costs contributed to the decline in Salt segment operating earnings.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2016 AND 2017

•
Salt sales decreased 7%, or $27.4 million, due to lower highway deicing average sales prices and sales volumes, which were partially offset by an increase in consumer and industrial sales volumes and average sales prices.

•
Salt average sales price decreased 1% and contributed approximately $6 million to the decrease in Salt segment sales. The decrease in average sales price was due to a decrease in highway deicing average sales prices, partially offset by an increase in consumer and industrial products average sales prices.

•
Highway deicing average sales prices decreased 7%, primarily as a result of lower North American highway deicing bid prices for the 2016-2017 winter season. Consumer and industrial average sales prices increased 3% due to price increases introduced last year as well as an improvement in product sales mix.

•
Salt sales volumes decreased 5%, or 301,000 tons, and contributed approximately $21 million to the decline in Salt segment sales. Highway deicing sales volumes decreased 7% primarily due to the carryover impact of two consecutive mild winters. This increase was partially offset by a 5% volume improvement in the consumer and industrial business.

•
Salt operating earnings decreased 47%, or $49.9 million, primarily due to lower sales during the first six months of 2017 and higher per-unit costs due to sales of higher-cost 2016 inventory sold during the period. We experienced lower mine operating rates throughout 2016 and unplanned downtime at our Goderich mine in the fourth quarter of 2016, which increased 2017 per-unit costs.

•	In addition, unfavorable logistics costs contributed to the decline in Salt segment operating earnings.

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2017	2Q 2016	2017 YTD	2016 YTD
Plant Nutrition North America Sales (in millions)	$50.5	$47.8	$99.7	$98.9
Plant Nutrition North America Operating Earnings (in millions)	$7.6	$4.7	$15.2	$10.0
Plant Nutrition North America Sales Volumes (thousands of tons)	78	74	157	148
Plant Nutrition North America Average Sales Price (per ton)	$642	$651	$633	$670

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2016 AND 2017

•	Plant Nutrition North America sales increased 6%, or $2.7 million.

•
Plant Nutrition North America sales volumes increased 5%, or 4,000 tons, and contributed approximately $3 million to the increase in Plant Nutrition North America sales. This increase was due to strengthening demand for specialty plant nutrients at modestly lower prices.

•	The 1% decrease in Plant Nutrition North America average sales price partially offset the increase in Plant Nutrition North America sales by approximately $1 million.

•
Plant Nutrition North America operating earnings increased 62%, or $2.9 million, primarily due to a 9% reduction in per-unit costs as lower SOP manufacturing costs more than offset a modest rise in SG&A expense related to increasing the innovation and commercialization capabilities of the plant nutrition business.

•	Unfavorable logistics costs partially offset the increase in Plant Nutrition North America operating earnings.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2016 AND 2017

•	Plant Nutrition North America sales increased 1%, or $0.8 million.

•
Plant Nutrition North America sales volumes increased 6%, or 9,000 tons, and contributed approximately $6 million to the increase in Plant Nutrition North America sales. This increase was due to a modest improvement in North American SOP market fundamentals.

•
The 5% decrease in Plant Nutrition North America average sales price partially offset the increase in Plant Nutrition North America sales by approximately $6 million. The lower average selling prices resulted from the depressed agriculture market.

•	Plant Nutrition North America operating earnings increased 52%, or $5.2 million, primarily due to a 13% reduction in per-unit costs.

•	Unfavorable logistics costs partially offset the increase in Plant Nutrition North America operating earnings.

PLANT NUTRITION SOUTH AMERICA SEGMENT RESULTS

	2Q 2017	2017 YTD
Plant Nutrition South America Sales	$66.1	$127.4
Plant Nutrition South America Operating Earnings	$0.8	$2.6
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	79	139
Chemical solutions	72	144
Total tons sold	151	283
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$519	$553
Chemical solutions	$350	$352
Combined	$439	$451

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2017

•
Plant Nutrition South America sales were $66.1 million for the second quarter. Plant Nutrition South America’s operating results are impacted by seasonality. Sales volumes are usually higher in the third and fourth quarter and lower in the first and second quarters. See “—Seasonality” for more information.

•	Plant Nutrition South America average sales price was $439 per ton.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2017

•
Plant Nutrition South America sales were $127.4 million for the first six months of 2017. Plant Nutrition South America’s operating results are impacted by seasonality. Sales volumes are usually higher in the third and fourth quarter and lower in the first and second quarters. See “—Seasonality” for more information.

•	Plant Nutrition South America average sales price was $451 per ton.

Outlook

•
The annual bidding process for North American highway deicing contracts is underway, and because of mild winter weather in the U.S., we expect a contraction of bid volumes in our served markets when compared to the 2015-2016 bid season. We expect Salt sales volumes to range from 11.3 million to 11.6 million tons in 2017.

•	We expect Plant Nutrition North America sales volumes to range from 320,000 to 340,000 tons in 2017.

•
Our Plant Nutrition South America business has been negatively impacted by delayed and reduced purchasing by distribution customers, however sales of its higher-value products sold directly to farmers have remained strong. As a result, we expect Plant Nutrition South America sales volumes to range from 750,000 to 850,000 tons in 2017.

•
In July 2017, we initiated a restructuring plan to reduce ongoing costs and further streamline the organization. These initiatives are expected to result in a charge of approximately $4 million in the third quarter of 2017. We continue to actively pursue additional cost reductions in all areas of our business and may incur additional charges in 2017 as a result of these activities.

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

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2017, we had $30.5 million of cash and cash equivalents (in our consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

In April 2016, we refinanced our existing $471 million term loans and $125 million revolving credit facility with a new $400 million senior secured term loan and a $300 million senior secured revolving credit facility, which both mature July 1, 2021. The new term loan and revolving credit facility bear interest at LIBOR plus 1.75% based on our current leverage ratio and credit rating. In connection with this transaction, we paid $5.8 million of refinancing fees in 2016 ($1.4 million was recorded as an expense and $4.4 million was capitalized as deferred financing costs) and wrote-off $0.1 million of existing deferred financing costs related to the previous term loans and revolving credit facility. In September 2016, we amended our credit facility to increase our senior secured term loan by $450 million. This additional tranche will mature July 1, 2021, and bears interest at LIBOR plus 2.0%. In connection with this transaction, we incurred $2.2 million of financing fees ($0.7 million was recorded as an expense and $1.5 million was capitalized as deferred financing costs). Proceeds of this additional tranche were used to fund the acquisition of the remaining 65% of Produquímica’s equity in October 2016.

Cash and cash equivalents of $33.9 million as of June 30, 2017, decreased $43.5 million from December 31, 2016. We generated $143.2 million of operating cash flows in the first six months of 2017. In the first six months of 2017, we used cash on hand and cash flows from operations to make $69.9 million of net debt payments, fund capital expenditures of $55.6 million and pay dividends on our common stock of $48.9 million.

As of June 30, 2017, we had $1.26 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Notes, $924.7 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $83.1 million borrowed against our revolving credit facility, and $87.9 million of debt related to Produquímica. We had $6.6 million of outstanding letters of credit as of June 30, 2017, which reduced our revolving credit facility borrowing availability to $210.3 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of June 30, 2017, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

See Note 8 to our consolidated financial statements for a discussion regarding labor, environmental and litigation matters.

The table below provides a summary of our cash flows by category:

SIX MONTHS ENDED JUNE 30, 2017	SIX MONTHS ENDED JUNE 30, 2016
Operating Activities:
» Net earnings were $15.1 million.	» Net earnings were $56.0 million.
» Non-cash depreciation and amortization expense was $56.4 million.	» Non-cash depreciation and amortization expense was $40.9 million.
» Working capital items were a source of operating cash flows of $69.4 million.	» Working capital items were a source of operating cash flows of $53.1 million.
Investing Activities:
» Net cash flows used by investing activities included $55.6 million of capital expenditures.	» Net cash flows used by investing activities included $94.8 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $48.9 million.

» In addition, we had net payments on our debt of $69.9 million.

» We also paid $12.8 million for the final payment related to the Produquímica acquisition.

» Net cash flows used by financing activities included the payment of dividends of $47.1 million and payments of $5.0 million to refinance debt.

» In addition, we had net borrowings on our debt of $29.6 million and $0.7 million in proceeds received from stock option exercises.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations, because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level apart from the activities of the operating segments and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items including refinancing costs and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation. The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) earnings	$(6.4)	$6.3	$15.1	$56.0
Interest expense	12.3	5.6	26.0	11.4
Income tax (benefit) expense	(1.5)	1.0	4.8	21.0
Depreciation, depletion and amortization	28.0	21.0	56.4	40.9
EBITDA	32.4	33.9	102.3	129.3
Adjustments to EBITDA:
Other expense, net	1.8	0.9	1.7	0.1
Adjusted EBITDA	$34.2	$34.8	$104.0	$129.4

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017, to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 8, 2017	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1
Amended and Restated Employment Agreement, effective August 3, 2017, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Current Report on Form 8-K filed on August 4, 2017).

10.2
Restrictive Covenant Agreement, effective August 3, 2017, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International Inc.’s Current Report on Form 8-K filed on August 4, 2017).

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive (loss) income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements.

*	Filed herewith

**	Furnished herewith