Form 10-Q
period 2017-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2017-10-31
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of October 27, 2017, was 33,827,501 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$39.1	$77.4
Receivables, less allowance for doubtful accounts of $10.9 in 2017 and $9.0 in 2016	209.6	320.9
Inventories	336.0	280.6
Other	47.4	36.1
Total current assets	632.1	715.0
Property, plant and equipment, net	1,140.0	1,092.3
Intangible assets, net	150.9	157.6
Goodwill	421.6	412.2
Investment in equity investee	24.7	24.9
Other	77.5	64.5
Total assets	$2,446.8	$2,466.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55.4	$130.2
Accounts payable	94.6	100.8
Accrued expenses	70.2	105.3
Accrued salaries and wages	25.5	22.6
Income taxes payable	—	4.4
Accrued interest	5.3	8.7
Total current liabilities	251.0	372.0
Long-term debt, net of current portion	1,274.2	1,194.8
Deferred income taxes, net	123.7	130.8
Other noncurrent liabilities	49.9	51.8
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	101.2	97.1
Treasury stock, at cost — 1,540,418 shares at September 30, 2017, and 1,577,960 shares at December 31, 2016	(2.9)	(3.0)
Retained earnings	701.3	727.5
Accumulated other comprehensive loss	(52.0)	(104.9)
Total stockholders’ equity	748.0	717.1
Total liabilities and stockholders’ equity	$2,446.8	$2,466.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$290.7	$179.6	$906.5	$694.8
Shipping and handling cost	45.5	38.4	179.8	164.9
Product cost	169.1	96.0	524.1	340.8
Gross profit	76.1	45.2	202.6	189.1
Selling, general and administrative expenses	44.7	25.7	123.8	79.8
Operating earnings	31.4	19.5	78.8	109.3

Other expense (income):
Interest expense	13.5	5.4	39.5	16.8
Net (earnings) loss in equity investee	(0.4)	0.4	(0.6)	1.7
Other, net	(1.2)	1.5	0.5	1.6
Earnings before income taxes	19.5	12.2	39.4	89.2
Income tax (benefit) expense	(12.5)	3.1	(7.7)	24.1
Net earnings	$32.0	$9.1	$47.1	$65.1

Basic net earnings per common share	$0.94	$0.27	$1.38	$1.92
Diluted net earnings per common share	$0.94	$0.27	$1.38	$1.92

Weighted-average common shares outstanding (in thousands):
Basic	33,825	33,786	33,817	33,772
Diluted	33,825	33,789	33,817	33,775

Cash dividends per share	$0.72	$0.695	$2.16	$2.085

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$32.0	$9.1	$47.1	$65.1
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both the three and nine months ended September 30, 2017, and 2016.	—	—	0.2	0.2
Unrealized (loss) gain on cash flow hedges, net of tax of $0.4 and $0.9 in the three and nine months ended September 30, 2017, respectively, and $0.0 and $(0.8) in the three and nine months ended September 30, 2016, respectively.	(0.7)	(0.1)	(1.6)	1.3
Cumulative translation adjustment	46.1	(3.9)	54.3	27.2
Comprehensive income	$77.4	$5.1	$100.0	$93.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2017
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$0.4	$97.1	$(3.0)	$727.5	$(104.9)	$717.1
Comprehensive income				47.1	52.9	100.0
Dividends on common stock		0.1		(73.3)		(73.2)
Shares issued for stock units		(0.1)	0.1			—
Stock options exercised		0.3				0.3
Stock-based compensation		3.8				3.8
Balance, September 30, 2017	$0.4	$101.2	$(2.9)	$701.3	$(52.0)	$748.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$47.1	$65.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	89.1	62.7
Finance fee amortization	1.7	1.0
Early extinguishment of debt	—	0.1
Stock-based compensation	3.8	3.8
Deferred income taxes	(11.9)	(4.5)
Net (earnings) loss in equity method investee	(0.6)	1.7
Gain on settlement of acquisition-related contingent consideration	(1.9)	—
Other, net	(1.7)	0.5
Changes in operating assets and liabilities:
Receivables	116.6	33.6
Inventories	(49.0)	3.1
Other assets	(20.2)	(12.8)
Accounts payable and accrued expenses	(46.1)	(46.6)
Other liabilities	(0.2)	(0.6)
Net cash provided by operating activities	126.7	107.1
Cash flows from investing activities:
Capital expenditures	(81.0)	(148.7)
Investment in equity method investee	—	(4.7)
Other, net	(3.8)	(2.9)
Net cash used in investing activities	(84.8)	(156.3)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	183.5	264.9
Principal payments on revolving credit facility borrowings	(137.9)	(147.4)
Proceeds from issuance of long-term debt	52.9	850.0
Principal payments on long-term debt	(95.6)	(474.5)
Acquisition-related contingent consideration payment	(12.8)	—
Dividends paid	(73.3)	(70.5)
Fees paid to refinance debt	(0.1)	(1.5)
Deferred financing costs	(0.7)	(5.8)
Proceeds received from stock option exercises	0.3	0.7
Excess tax benefit (deficiency) from equity compensation awards	—	(0.2)
Other, net	1.0	—
Net cash (used in) provided by financing activities	(82.7)	415.7
Effect of exchange rate changes on cash and cash equivalents	2.5	7.3
Net change in cash and cash equivalents	(38.3)	373.8
Cash and cash equivalents, beginning of the year	77.4	58.4
Cash and cash equivalents, end of period	$39.1	$432.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$33.5	$18.6
Income taxes paid, net of refunds	$22.9	$54.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading producer of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses, specialty plant nutrition minerals that improve the quality and yield of crops, and specialty chemicals for water treatment and other industrial processes. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, sulfate of potash (“SOP”), various micronutrient products, and specialty chemicals for water treatment and other industrial processes. The Company’s production sites are located in the United States (“U.S.”), Canada, Brazil and the United Kingdom (the “U.K.”). Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries. The Company also provides records management services to businesses located in the U.K. In October 2016, the Company acquired Produquímica Indústria e Comércio S.A. (“Produquímica”), which operates two primary businesses in Brazil – agricultural productivity and chemical solutions.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2016, as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

The Company’s plant nutrition business is also seasonal. For example, the strongest demand for the Company’s plant nutrition products in Brazil typically occurs during the spring planting season. As a result, the Company and its customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales season. The seasonality of this demand results in the Company’s sales volumes and net sales for the Plant Nutrition South America segment usually being the highest during the third and fourth quarters of each year (as the spring planting season begins in September in Brazil).

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

In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, and early adoption is permitted. The guidance permits the use of either a full or modified retrospective transition method. The Company plans to use the modified retrospective transition method. While the Company has not identified any material differences in the amount and timing of revenue recognition for the revenue streams management has reviewed to date, the Company is still evaluating the impact of this guidance and has not concluded on the overall impact of adopting this guidance. Adoption of this guidance will significantly impact the Company’s financial statement disclosures regarding revenue.

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

Based in São Paulo, Brazil, Produquímica operates two primary businesses – agricultural productivity and chemical solutions. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products. These include micronutrients, controlled release fertilizers and other specialty supplements that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. Many of these products are developed through Produquímica’s research and development capabilities. Produquímica also manufactures and markets specialty chemicals used primarily in the industrial chemical and water treatment industries in Brazil. The acquisition broadens the Company’s geographic scope of operations and expands its specialty plant nutrition portfolio while reducing the Company’s dependence on winter weather conditions.

Purchase Price Allocation

The Company accounted for the Produquímica acquisition as a business combination in accordance with U.S. GAAP. The accounting guidance for business combinations requires estimates and judgments regarding expectations for future cash flows of the acquired entity as well as other valuation assumptions and an allocation to the net assets acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed, including contingent consideration, are based on management’s best estimates. As of September 30, 2017, the purchase price allocation was finalized.

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

Under the acquisition method of accounting, the total purchase price is allocated on a preliminary basis to Produquímica’s assets and liabilities based upon their estimated fair value as of the closing date of the acquisition. During the first nine months of 2017, the Company adjusted the preliminary purchase price allocation based on additional information obtained regarding facts and circumstances which existed as of the acquisition date. These adjustments resulted in a decrease of $3.6 million to goodwill, a decrease of $4.4 million to other noncurrent liabilities and an increase of $0.8 million to net deferred income taxes. Additionally, during the third quarter of 2017 in connection with finalizing the accounting for the acquisition, the Company recorded an adjustment increasing depreciation expense by $1.9 million. This adjustment resulted from finalizing the Company’s estimate of the useful lives of acquired tangible assets.

Based upon the final purchase price and the updated valuation, the final purchase price allocation is presented in the table below:

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions):	Purchase Price Allocation
Cash and cash equivalents	$73.8
Accounts receivable	89.4
Inventory	77.1
Other current assets	13.7
Property, plant and equipment	189.4
Identified intangible assets	81.2
Investment in equity method investee	24.5
Other noncurrent assets	6.9
Accounts payable	(27.1)
Accrued expenses	(40.3)
Current portion of long-term debt	(129.6)
Other current liabilities	(14.0)
Long-term debt, net of current portion	(62.0)
Deferred income taxes, net	(66.0)
Other noncurrent liabilities	(21.9)
Total identifiable net assets	195.1
Goodwill	352.7
Total fair value of business combination	$547.8

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

The Company determined that the book value of the accounts receivables included in the purchase price allocation approximates their fair value due to their short-term nature. The gross contractual amounts of the receivables exceeded their fair value by the amount of an allowance for doubtful accounts of approximately $8 million.

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

Impact on Operating Results

During the three and nine months ended September 30, 2017, Produquímica contributed revenues of $123.2 million and $250.6 million, respectively, and net earnings of $29.5 million and $20.7 million, respectively, to the Company.

The following table presents combined unaudited pro forma results for the three and nine months ended September 30, 2016. The pro forma financial information combines the historical results of operations for Produquímica and Compass Minerals as though the acquisition occurred on January 1, 2015. The pro forma information does not purport to represent the actual results of operations that Produquímica and Compass Minerals would have achieved had the companies been combined during the periods presented nor is the information intended to project the future results of operations. Certain adjustments to Produquímica’s historical results have been made to conform to U.S. GAAP and amounts have been translated to U.S. dollars.

Unaudited Combined Pro Forma Results of Operations (in millions)	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues	$289.7	$938.1
Net earnings	18.5	68.7

Significant adjustments to the pro forma information above include:

•	Adjustments to exclude non-recurring direct incremental costs of the acquisition;

•	Adjustments to expenses relating to the financing transactions described above;

•	Adjustments to reflect incremental amortization and depreciation from the preliminary allocation of the purchase price;

•	Adjustments to reflect certain income tax effects of the acquisition; and

•	Adjustments to remove net earnings related to the previously held 35% equity interest in Produquímica.

3.	Inventories:

Inventories consist of the following (in millions):

	September 30, 2017	December 31, 2016
Finished goods	$260.3	$206.1
Raw materials and supplies	75.7	74.5
Total inventories	$336.0	$280.6

4.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	September 30, 2017	December 31, 2016
Land, buildings and structures, and leasehold improvements	$507.6	$480.1
Machinery and equipment	914.9	848.2
Office furniture and equipment	51.5	28.3
Mineral interests	173.1	168.5
Construction in progress	267.2	243.6
	1,914.3	1,768.7
Less accumulated depreciation and depletion	(774.3)	(676.4)
Property, plant and equipment, net	$1,140.0	$1,092.3

5.	Goodwill and Intangible Assets, Net:

Aggregate amortization expense for the Company’s finite-lived intangible assets was $4.1 million and $1.1 million in the third quarters of 2017 and 2016, respectively, and $12.2 million and $3.2 million in the first nine months of 2017 and 2016, respectively. The increases in amortization expense were primarily due to amortization of the additional finite-lived intangible assets which were recognized as a result of the purchase price allocation for the Produquímica acquisition (see Note 2 for more information).

The Company had goodwill of $421.6 million and $412.2 million as of September 30, 2017, and December 31, 2016, respectively, in its consolidated balance sheets. Of these amounts, $57.5 million and $53.6 million of the amounts recorded for goodwill as of September 30, 2017, and December 31, 2016, respectively, were recorded in the Company’s Plant Nutrition North America segment, and $358.1 million and $352.8 million of the amounts recorded for goodwill as of September 30, 2017 and December 31, 2016, respectively, were recorded in the Company’s Plant Nutrition South America segment. The remaining amounts in both periods were immaterial and recorded in the Company’s Salt segment and corporate and other. The change in goodwill between December 31, 2016, and September 30, 2017, was primarily due to the impact from translating foreign-denominated amounts to U.S. dollars and purchase price adjustments made related to the Produquímica acquisition (see Note 2 for more information).

6.	Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income tax rate differentials, foreign mining taxes, domestic manufacturing deductions, interest expense recognition differences for book and tax purposes and a partial release of valuation allowance in connection with the acquisition of Produquímica. The Company’s effective rate is impacted by permanent tax deductions which have a less favorable impact as pretax income increases.

During the nine months ended September 30, 2017, the Company determined it is more likely than not that a portion of its Brazilian deferred tax assets acquired in connection with the acquisition of Produquímica will be used to reduce taxable income. Based on current estimates of taxable income, the Company projects to release approximately $25 million of valuation allowances during the year ending December 31, 2017. For the nine months ended September 30, 2017, the Company included approximately $12 million of this valuation allowance release in the calculation of the estimated annual effective tax rate for the current fiscal year, and approximately $13 million as a discrete income tax benefit.

The Company had $52.0 million and $53.6 million as of September 30, 2017, and December 31, 2016, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $10.8 million and $7.5 million as of September 30, 2017, and December 31, 2016, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $1.3 million and $0.9 million as of September 30, 2017, and December 31, 2016, respectively, of tax-effected state NOL carryforwards which expire beginning in 2033.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2012. The reassessments are a result of ongoing audits and total $104.4 million, including interest through September 30, 2017. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. Although the Company believes it has recorded an adequate reserve for this matter, there is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $63.6 million performance bond, has paid $35.2 million (most of which is recorded in other assets in its consolidated balance sheets) and the remaining balance of $5.6 million is expected to be addressed later this year, which is necessary to proceed with future appeals or litigation.

In addition, Canadian federal and provincial taxing authorities had reassessed the Company for years 2004-2006, which had been previously settled by agreement among the Company, the Canada Revenue Agency and the Internal Revenue Service of the United States. The Company sought to enforce the agreement, which provided the basis upon which the returns were previously filed and settled. In July 2016, a trial commenced in the Tax Court of Canada with respect to the Canadian federal tax issues for these matters, and in March 2017, the Tax Court of Canada ruled in favor of the Company. The decision of the Tax Court of Canada was not appealed by the Canada Revenue Agency. As a result, the Company believes that reassessed Canadian tax, penalties and interest for the Company for years 2004-2006 of approximately $94.7 million are effectively resolved. The Company is in the process of having certain posted collateral returned in connection with the resolution of the dispute.

The Company received Canadian income tax reassessments for years 2007-2008. The total amount of the reassessments, including penalties and interest through September 30, 2017, related to this matter is $37.2 million. The Company does not agree with these adjustments and is receiving assistance from the tax jurisdictions for relief from the impact of double taxation as available in the tax treaty between the U.S. and Canada. The Company has filed protective Notices of Objection and has posted collateral in the form of a $10.2 million performance bond and a $8.0 million bank letter guarantee, which is necessary to proceed with future appeals or litigation. Although the outcome of examinations by taxing authorities is uncertain, the Company believes it has adequately reserved for this matter.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of September 30, 2017, the amount reserved related to these reassessments was immaterial to the Company’s consolidated financial statements.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

7.	Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30, 2017	December 31, 2016
Term Loans due July 2021	$839.5	$845.9
Revolving Credit Facility due July 2021	151.2	105.4
4.875% Senior Notes due July 2024	250.0	250.0
Banco Bradesco Loan due February 2017	—	13.2
Banco Votorantim Loan due April 2017	—	12.4
Banco Bradesco Loan due July 2017	—	4.8
Scotiabank Loan due August 2017	—	20.2
Scotiabank Loan due September 2017	—	15.1
Banco Votorantim Loan due September 2017	—	0.8
Banco Bradesco Loan due October 2017	—	16.8
Rabobank Loan due November 2017	22.4	22.6
Banco Itaú Loans due May 2019 to April 2020	2.3	3.1
Financiadora de Estudos e Projetos Loan due November 2023	14.1	7.4
Banco do Brasil Loans due October 2017	0.4	—
Banco do Brasil Loan due November 2017	0.5	—
Banco do Brasil Loan due February 2018	0.2	—
Banco Santander Loan due September 2019	20.5	—
Banco Itaú Loans due March 2019(a)	15.0	15.1
Banco Scotiabank Loan due September 2019	20.6	—
	1,336.7	1,332.8
Less unamortized debt issuance costs	(7.1)	(7.8)
Total debt	1,329.6	1,325.0
Less current portion	(55.4)	(130.2)
Long-term debt	$1,274.2	$1,194.8

(a)	In September 2017, the maturity date of this loan was extended from September 2017 to March 2019.

In September 2017, the Company entered into an amendment to its credit agreement, which increased the maximum allowed leverage ratio under the credit agreement through September 2018. In connection with this amendment, the Company paid fees totaling $0.6 million ($0.1 million was recorded as an expense and $0.5 million was capitalized as deferred financing costs).

In September 2017, the Company refinanced $32.1 million of its Brazilian loans using proceeds from $41.1 million of new loans. The new loans bear interest rates ranging from 116.25% and 118% of CDI, an overnight inter-bank lending rate in Brazil, and mature in September 2019. No material fees were paid in connection with these transactions. A portion of the loans are denominated in U.S. dollars and a portion of the loans are denominated in Brazilian Reais. In September 2017, the Company also entered into foreign currency swap agreements whereby the Company agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian Reais, Produquímica’s functional currency (see Note 11 for further discussion).

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

In April 2016, the Company entered into a new credit agreement to refinance its existing $471 million term loans and $125 million revolving credit facility with a new $400 million senior secured term loan and a $300 million senior secured revolving credit facility, which both mature July 1, 2021. The new term loan and revolving credit facility bear interest at LIBOR plus 1.75% based on the Company’s current leverage ratio and credit rating. In connection with the refinancing, the Company incurred $5.8 million of refinancing fees ($1.4 million was recorded as an expense and $4.4 million was capitalized as deferred financing costs) and wrote-off $0.1 million of existing deferred financing costs related to the previous term loans and revolving credit facility.

As of September 30, 2017, the term loans and revolving credit facility under the credit agreement were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries.

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

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 6, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $18.7 million as of September 30, 2017, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also has assumed liabilities for labor-related matters in connection with the acquisition of Produquímica, which are primarily related to compensation, labor benefits and consequential tax claims and totaled $11.5 million as of September 30, 2017. The Company believes the maximum exposure for these other labor matters totaled approximately $46 million as of September 30, 2017.

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

Segment information is as follows (in millions):

Three Months Ended September 30, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$124.7	$40.3	$123.2	$2.5	$290.7
Intersegment sales	—	1.5	—	(1.5)	—
Shipping and handling cost	34.9	4.8	5.8	—	45.5
Operating earnings (loss) (b)	22.5	2.3	21.4	(14.8)	31.4
Depreciation, depletion and amortization	13.5	9.2	7.5	2.5	32.7
Total assets (as of end of period)	948.7	593.1	844.2	60.8	2,446.8

Three Months Ended September 30, 2016	Salt	Plant Nutrition North America(c)	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$135.7	$41.5	$—	$2.4	$179.6
Intersegment sales	—	0.6	—	(0.6)	—
Shipping and handling cost	33.3	5.1	—	—	38.4
Operating earnings (loss)	30.0	2.5	—	(13.0)	19.5
Depreciation, depletion and amortization	12.2	8.3	—	1.3	21.8
Total assets (as of end of period)	1,249.3	794.1	—	59.0	2,102.4

Nine Months Ended September 30, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$508.5	$140.0	$250.6	$7.4	$906.5
Intersegment sales	—	4.4	—	(4.4)	—
Shipping and handling cost	147.6	18.4	13.8	—	179.8
Operating earnings (loss) (b)	78.6	17.5	24.0	(41.3)	78.8
Depreciation, depletion and amortization	39.1	26.7	18.2	5.1	89.1

Nine Months Ended September 30, 2016	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$546.9	$140.4	$—	$7.5	$694.8
Intersegment sales	—	2.7	—	(2.7)	—
Shipping and handling cost	147.7	17.2	—	—	164.9
Operating earnings (loss)	136.0	12.5	—	(39.2)	109.3
Depreciation, depletion and amortization	34.2	24.6	—	3.9	62.7

(a)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

(b)	Operating results for the three months ended September 30, 2017 include $4.3 million of restructuring charges.

(c)	In 2016, total assets for Plant Nutrition North America include the equity investment in Produquímica.

10.	Stockholders’ Equity and Equity Instruments:

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

During the nine months ended September 30, 2017, the Company reissued the following number of shares from treasury stock: 3,366 shares related to the exercise of stock options, 15,806 shares related to the release of RSUs which vested, 12,946 shares related to the release of PSUs which vested and 5,424 shares related to stock payments. The Company recognized a tax deficiency of $0.6 million from its equity compensation awards as an increase to income tax expense during the first nine months of 2017. During the first nine months of both 2017 and 2016, the Company recorded $3.8 million of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2017:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2016	442,755	$80.07	63,780	$80.25	89,011	$89.43
Granted	227,351	68.00	34,635	68.00	58,878	73.08
Exercised(b)	(3,366)	76.03	—	—	—	—
Released from restriction(b)	—	—	(15,806)	84.77	(12,946)	105.77
Cancelled/expired	(80,606)	76.05	(9,906)	71.54	(19,416)	88.18
Outstanding at September 30, 2017	586,134	$75.97	72,703	$74.62	115,527	$79.47

(a)
Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU. The final performance period for the 2014 PSU grant ended in 2016. The Company cancelled 6,900 PSUs in 2017 related to the 2014 PSU grant.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency swap cash flow hedges, and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) as of and for the three and nine months ended September 30, 2017, and 2016, are as follows (in millions):

Three Months Ended September 30, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.3)	$(3.5)	$(93.6)	$(97.4)
Other comprehensive income (loss) before reclassifications(b)	(0.5)	—	46.1	45.6
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	—	(0.2)
Net current period other comprehensive income (loss)	(0.7)	—	46.1	45.4
Ending balance	$(1.0)	$(3.5)	$(47.5)	$(52.0)

Three Months Ended September 30, 2016(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.2)	$(3.6)	$(71.8)	$(75.6)
Other comprehensive income (loss) before reclassifications(b)	(0.3)	—	(3.9)	(4.2)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	—	0.2
Net current period other comprehensive income (loss)	(0.1)	—	(3.9)	(4.0)
Ending balance	$(0.3)	$(3.6)	$(75.7)	$(79.6)

Nine Months Ended September 30, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.6	$(3.7)	$(101.8)	$(104.9)
Other comprehensive income (loss) before reclassifications(b)	(1.4)	—	54.3	52.9
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.2	—	—
Net current period other comprehensive income (loss)	(1.6)	0.2	54.3	52.9
Ending balance	$(1.0)	$(3.5)	$(47.5)	$(52.0)

Nine Months Ended September 30, 2016(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.6)	$(3.8)	$(102.9)	$(108.3)
Other comprehensive income (loss) before reclassifications(b)	(0.1)	—	27.2	27.1
Amounts reclassified from accumulated other comprehensive loss	1.4	0.2	—	1.6
Net current period other comprehensive income (loss)	1.3	0.2	27.2	28.7
Ending balance	$(0.3)	$(3.6)	$(75.7)	$(79.6)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income (loss) presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange (gains) losses of $(22.0) million and $(20.6) million in the three and nine months ended September 30, 2017, respectively, and $3.8 million and $(22.9) million in the three and nine months ended September 30, 2016, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature.

The amounts reclassified from AOCI to (income) expense for the three and nine months ended September 30, 2017, and 2016, are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.2	$0.2	Product cost
Foreign currency swaps	(0.5)	(0.5)	Interest expense
Income tax expense (benefit)	0.1	0.1
Reclassifications, net of income taxes	(0.2)	(0.2)
Amortization of defined benefit pension:
Amortization of loss	$—	$0.2	Product cost
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	—	0.2
Total reclassifications, net of income taxes	$(0.2)	$—

	Amount Reclassified from AOCI
	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.3	$2.2	Product cost
Income tax expense (benefit)	(0.1)	(0.8)
Reclassifications, net of income taxes	0.2	1.4
Amortization of defined benefit pension:
Amortization of loss	$—	$0.2	Product cost
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	—	0.2
Total reclassifications, net of income taxes	$0.2	$1.6

11.	Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing and foreign currency exchange rate risks by using derivative instruments. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties.The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets.

Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. For the qualifying derivative instruments that have been designated as hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. Any ineffectiveness related to these hedges was not material for any of the periods presented. For derivative instruments that have not been designated as hedges, the entire change in fair value is recorded through earnings in the period of change.

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2017, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2019. As of September 30, 2017, and December 31, 2016, the Company had agreements in place to hedge forecasted natural gas purchases of 3.3 million and 2.3 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of September 30, 2017, and December 31, 2016, qualified and were designated as cash flow hedges. As of September 30, 2017, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.6 million of net losses on derivative instruments related to its natural gas hedges.

Foreign Currency Swaps not Designated as Hedges

In conjunction with the acquisition of Produquímica, the Company assumed U.S. dollar-denominated debt which was previously held by Produquímica. Prior to the acquisition, Produquímica entered into foreign currency swap agreements whereby Produquímica agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian Reais, Produquímica’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. None of the swap agreements relating to the debt assumed in conjunction with the acquisition of Produquímica are designated as hedges.

As of September 30, 2017, and December 31, 2016, the Company had swap agreements in place to economically hedge $22.4 million and $119.6 million, respectively, of loans denominated in currencies other than Produquímica’s functional currency. During the three and nine months ended September 30, 2017, the Company recognized losses of $4.9 million and $10.2 million, respectively, in its consolidated statement of operations for the change in fair value of the swap agreements not designated as hedges.

Foreign Currency Swaps Designated as Hedges

In September 2017, the Company entered into new U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil (see Note 7 for more information). Concurrently, the Company entered into additional foreign currency swap agreements whereby the Company agreed to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian Reais, Produquímica’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. As of September 30, 2017, the Company had swap agreements in place to hedge $35.6 million of loans denominated currencies other than Produquímica’s functional currency. Payments on these loans are due on various dates extending through September 2019. As of September 30, 2017, these foreign currency swap derivative instruments qualified and were designated as cash flow hedges. As of September 30, 2017, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.1 million of net losses on derivative instruments related to its foreign currency swap agreements.

The following tables present the fair value of the Company’s hedged items as of September 30, 2017, and December 31, 2016 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	September 30, 2017	Balance Sheet Location	September 30, 2017
Commodity contracts	Other current assets	$0.1	Accrued expenses	$0.7
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.2
Swap contracts	Other current assets	—	Accrued expenses	0.1
Swap contracts	Other assets	—	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments(a)		0.1		1.1

Derivatives not designated as hedging instruments:
Swap contracts	Other current assets	$—	Accrued expenses	$7.0
Swap contracts	Other assets	—	Other noncurrent liabilities	—
Total derivatives not designated as hedging instruments		—		7.0
Total derivatives(b)		$0.1		$8.1

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its consolidated balance sheets approximately $0.1 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

(b)
The Company has commodity hedge and foreign currency swap agreements with three counterparties each, respectively. Amounts recorded as assets for the Company’s commodity contracts are receivable from three counterparties, and the amounts recorded as liabilities for the Company’s commodity contracts are payable to two counterparties. The amounts recorded as liabilities for the Company’s swap contracts are payable to two counterparties. There is also an immaterial amount receivable from one counterparty.

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

The Company’s financial instruments are measured and reported at their estimated fair value. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs) or, absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs) other than those described in Note 2.

The Company holds marketable securities associated with its defined contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company also held short-term investments which were classified as trading securities with any gains or losses recognized through earnings. The Company sold these investments during the first quarter of 2017. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and its risk of changes in foreign currency exchange rates (see Note 11). The fair value of the natural gas and foreign currency swap derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

The estimated fair values for each type of instrument are presented below (in millions):

	September 30, 2017	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$2.1	$2.1	$—	$—
Total Assets	$2.1	$2.1	$—	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(2.1)	$(2.1)	$—	$—
Derivatives – natural gas instruments, net	(0.8)	—	(0.8)	—
Derivatives – foreign currency swaps, net	(7.2)	—	(7.2)	—
Total Liabilities	$(10.1)	$(2.1)	$(8.0)	$—

(a)
Includes mutual fund investments of approximately 30% in common stock of large-cap U.S. companies, 15% in common stock of small to mid-cap U.S. companies, 5% in international companies, 10% in bond funds, 20% in short-term investments and 20% in blended funds.

	December 31, 2016	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Derivatives – natural gas instruments, net	0.9	—	0.9	—
Trading securities	1.8	—	1.8	—
Total Assets	$4.5	$1.8	$2.7	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.8)	$(1.8)	$—	$—
Derivatives – foreign currency swaps, net	(25.8)	—	(25.8)	—
Total Liabilities	$(27.6)	$(1.8)	$(25.8)	$—

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 5% in bond funds, 40% in short-term investments and 15% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.1 million and $1.8 million at September 30, 2017, and December 31, 2016, respectively, are stated at fair value based on quoted market prices. As of September 30, 2017, the estimated amount a third-party would pay for the Company’s fixed-rate 4.875% senior notes due July 2024, based on available trading information, totaled $245.6 million (Level 2) compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third-party would pay at September 30, 2017, for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender, totaled $974.7 million (Level 2) compared with the aggregate principal balance of $990.7 million. The loans assumed in the Produquímica acquisition have floating rates and their fair value approximates their carrying value.

13.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three months ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net earnings	$32.0	$9.1	$47.1	$65.1
Less: net earnings allocated to participating securities(a)	(0.2)	(0.1)	(0.3)	(0.3)
Net earnings available to common shareholders	$31.8	$9.0	$46.8	$64.8

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,825	33,786	33,817	33,772
Weighted-average awards outstanding(b)	—	3	—	3
Shares for diluted earnings per share	33,825	33,789	33,817	33,775
Net earnings per common share, basic	$0.94	$0.27	$1.38	$1.92
Net earnings per common share, diluted	$0.94	$0.27	$1.38	$1.92

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 169,000 and 165,000 weighted participating securities for the three and nine months ended September 30, 2017, respectively, and 148,000 weighted participating securities for both the three and nine months ended September 30, 2016.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 695,000 and 637,000 weighted-average equity awards outstanding for the three and nine months ended September 30, 2017, respectively, and 547,000 and 509,000 weighted-average equity awards outstanding for the three and nine months ended September 30, 2016, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; the inability to fund necessary capital expenditures or successfully complete capital projects; any inability to successfully implement our restructuring plan; supply constraints or price increases for energy and raw materials used in our production processes; weather conditions; climate change; our indebtedness and ability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements imposed on us; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; restrictions on or ability to pay dividends; the impact of competition on the sales of our products; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; strikes, other forms of work stoppage or slowdown or other union activities; the loss of key personnel; our rights and governmental authorizations to mine and operate our properties; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; compliance with foreign and U.S. laws and regulations applicable to our international operations; compliance with environmental, health and safety laws and regulations; environmental liabilities; the ability to access our computer systems and information technology or the inability to protect confidential data; misappropriation or infringement claims relating to intellectual property; changes in industry standards and regulatory requirements; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our expected outlook, including expected bid volumes, sales volumes, cost reductions and restructuring charges; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility and minimize tax expense and meet debt service requirements; capital expenditures; outcomes of matters with taxing authorities; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of September 30, 2017, we operated 22 production and packaging facilities, including:

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

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2017, and September 30, 2016, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND NINE MONTHS ENDED SEPTEMBER 30
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

•	Total sales increased 62%, or $111.1 million, primarily due to the acquisition of Produquímica, which was partially offset by a decrease in Salt and Plant Nutrition North America segment sales.

•
Operating earnings increased 61%, or $11.9 million, due to the inclusion of Produquímica in our operating results. This increase was partially offset by a decline in Salt and Plant Nutrition North America segment operating earnings.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 68%, or $27.9 million.

•	Diluted earnings per share increased 248%, or $0.67.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

•	Total sales increased 30%, or $211.7 million, primarily due to the acquisition of Produquímica. This increase was partially offset by a decrease in Salt segment sales.

•
Operating earnings decreased 28%, or $30.5 million, due to lower Salt segment operating earnings, partially offset by an increase in Plant Nutrition North America operating earnings and the inclusion of Produquímica in our operating results.

•	Adjusted EBITDA* increased 1%, or $2.5 million.

•	Diluted earnings per share decreased 28%, or $0.54.

THREE AND NINE MONTHS ENDED SEPTEMBER 30
COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

Gross Profit: Increased 68%, or $30.9 million; Gross Margin increased 1 percentage point

•	The plant nutrition business, on a combined basis, contributed $37.0 million to the increase in gross profit due to the inclusion of Produquímica in our operating results.

•
A $6.2 million decrease in Salt segment gross profit partially offset the plant nutrition business’ increase. The decrease was primarily due to lower consumer and industrial sales volumes, higher per-unit shipping costs and restructuring costs.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

Gross Profit: Increased 7%, or $13.5 million; Gross Margin decreased 5 percentage points

•	The plant nutrition business, on a combined basis, contributed $69.4 million to the increase in gross profit primarily due to the inclusion of Produquímica in our operating results.

•
Gross profit for Plant Nutrition North America was favorably impacted by slightly higher sales volumes and lower per-unit product costs, which were partially offset by lower average sales prices and higher per-unit shipping and handling costs during the period.

•	A $56.0 million decrease in Salt segment gross margin partially offset the plant nutrition business’ increase. The decrease resulted from lower sales and increased per unit product costs.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

SG&A: Increased $19.0 million, which represented a 1.1 percentage point of sales increase to 15.4% from 14.3%

•
The increase in SG&A expense was primarily due to the inclusion of Produquímica in our operating results in 2017 and approximately $1 million in higher corporate depreciation related to a significant software system upgrade. In addition, we incurred charges of approximately $2 million related to ongoing restructuring activities impacting our Salt and Plant Nutrition North America segments as well as corporate SG&A.

Interest Expense: Increased $8.1 million to $13.5 million

•	The increase was primarily due to our higher aggregate debt level driven by the acquisition of Produquímica.

Net (earnings) loss in equity investee: Increased from a loss of $0.4 million to earnings of $0.4 million

•
The $0.4 million of earnings in the current period represents our share of Fermavi Eletroquímica Ltda.’s (“Fermavi”) net earnings. As a result of the full acquisition of Produquímica, we hold a 50% interest in Fermavi, which was previously held by Produquímica.

•	The $0.4 million loss for the prior period represented our share of Produquímica’s net loss based on our initial 35% equity interest in Produquímica prior to the full acquisition.

Other (Income) Expense: Decreased $2.7 million from an expense of $1.5 million to income of $1.2 million

•
We realized foreign exchange gains of $1.1 million in the third quarter of 2017 and foreign exchange losses of $1.1 million in the third quarter of 2016. In addition, interest income in the quarter increased by $0.8 million.

Income Tax (Benefit) Expense: Decreased $15.6 million from an expense of $3.1 million to a benefit of $12.5 million

•
The decrease was primarily due to the release of approximately $17 million of valuation allowances related to our Brazil business during the third quarter, of which approximately $13 million was accounted for as a discrete item and approximately $4 million resulted from adjustments made to our annual effective tax rate.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•	Our effective tax rate declined from 25% in the third quarter of 2016 to (64)% in the third quarter of 2017, reflecting the release of the Brazilian valuation allowances.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

SG&A: Increased $44.0 million, which represented a 2.2 percentage points of sales increase to 13.7% from 11.5%

•
The increase in SG&A expense was primarily due to the inclusion of Produquímica in our operating results in 2017, approximately $1 million in higher corporate depreciation related to a significant software system upgrade. In addition, we incurred charges of approximately $2 million related to ongoing restructuring activities impacting our Salt and Plant Nutrition North America segments as well as corporate SG&A.

Interest Expense: Increased $22.7 million to $39.5 million

•
The increase was primarily due to our higher aggregate debt level driven by the acquisition of Produquímica, which was partially offset by lower interest rates due to the refinancing of our term loans and revolving credit facility in April 2016.

Net (earnings) loss in equity investee: Increased from a loss of $1.7 million to earnings of $0.6 million

•
The $0.6 million of earnings in the current period represents our share of Fermavi’s net earnings, and the $1.7 million loss for the prior period represented our share of Produquímica’s net loss based on our prior 35% equity interest in Produquímica.

Other Expense: Decreased $1.1 million to $0.5 million

•
The decrease in other expense was primarily due to an increase in interest income, which was partially offset by foreign exchange losses. Additionally, the comparative 2016 period included $2.1 million of expenses incurred related to the refinancing of our term loans and revolving credit facility.

Income Tax (Benefit) Expense: Decreased $31.8 million from an expense of $24.1 million to a benefit of $7.7 million

•	The decrease was primarily due to the release of $18 million of Brazilian valuation allowances and lower pre-tax income.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•	Our effective tax rate declined from 27% in the first nine months of 2016 to (20)% in the first nine months of 2017, reflecting the release of Brazilian valuation allowances.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.5 million and $2.4 million for the third quarter of 2017 and 2016, respectively, and $7.4 million and $7.5 million for the first nine months of 2017 and 2016, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

THREE AND NINE MONTHS ENDED SEPTEMBER 30

	3Q 2017	3Q 2016	2017 YTD	2016 YTD
Salt Sales (in millions)	$124.7	$135.7	$508.5	$546.9
Salt Operating Earnings (in millions)	$22.5	$30.0	$78.6	$136.0
Salt Sales Volumes (thousands of tons)
Highway deicing	1,157	1,162	5,596	5,944
Consumer and industrial	446	534	1,412	1,458
Total tons sold	1,603	1,696	7,008	7,402
Average Salt Sales Price (per ton)
Highway deicing	$49.04	$48.23	$53.07	$56.15
Consumer and industrial	$152.39	$149.44	$149.83	$146.23
Combined	$77.79	$80.05	$72.56	$73.89

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

•	Salt sales decreased 8%, or $11.0 million, primarily due to lower consumer and industrial sales volumes.

•
Salt average sales prices decreased 3% due to product sales mix, as consumer and industrial products which have a higher average sales price were a lower proportion of total sales in the current period.

•
Highway deicing average sales prices increased 2%, primarily as a result of product sales mix partially offset by lower North American highway deicing bid prices for the 2016-2017 winter season. Consumer and industrial average sales prices increased 2% due to price increases introduced last year as well as an improvement in product sales mix.

•
Salt sales volumes decreased 5%, or 93,000 tons, and contributed approximately $13 million to the decline in Salt segment sales. Highway deicing sales volumes were essentially flat. Consumer and industrial sales volumes decreased 16% primarily due to lower pre-season orders for packaged deicing products.

•	Salt operating earnings decreased 25%, or $7.5 million, due to lower sales as well as increased logistics costs and approximately $2 million of restructuring costs applicable to the Salt segment.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

•
Salt sales decreased 7%, or $38.4 million, due to lower highway deicing average sales prices and highway deicing and consumer and industrial sales volumes, which were partially offset by an increase in consumer and industrial average sales prices.

•
Salt average sales price decreased 2% and contributed approximately $12 million to the decrease in Salt segment sales. The decrease in average sales price was due to a decrease in highway deicing average sales prices, partially offset by an increase in consumer and industrial products average sales prices.

•
Highway deicing average sales prices decreased 5%, primarily as a result of lower North American highway deicing bid prices for the 2016-2017 winter season. Consumer and industrial average sales prices increased 2% due to price increases introduced last year as well as an improvement in product sales mix.

•
Salt sales volumes decreased 5%, or 394,000 tons, and contributed approximately $26 million to the decline in Salt segment sales. Highway deicing sales volumes decreased 6% primarily due to the carryover impact of two consecutive mild winters. Consumer and industrial sales volumes decreased 3%.

•	Salt operating earnings decreased 42%, or $57.4 million, primarily due to lower sales and higher per-unit product costs due to sales of higher-cost 2016 inventory sold during the period.

•	We experienced lower mine operating rates throughout 2016 and unplanned downtime at our Goderich mine in the fourth quarter of 2016, which increased 2017 per-unit product costs.

•
In addition, we incurred restructuring costs related to our cost savings initiatives of approximately $3 million during the period in the Salt segment and unfavorable logistics costs contributed to the decline in Salt segment operating earnings.

THREE AND NINE MONTHS ENDED SEPTEMBER 30

	3Q 2017	3Q 2016	2017 YTD	2016 YTD
Plant Nutrition North America Sales (in millions)	$40.3	$41.5	$140.0	$140.4
Plant Nutrition North America Operating Earnings (in millions)	$2.3	$2.5	$17.5	$12.5
Plant Nutrition North America Sales Volumes (thousands of tons)	65	70	222	218
Plant Nutrition North America Average Sales Price (per ton)	$626	$591	$631	$645

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

•	Plant Nutrition North America sales decreased 3%, or $1.2 million.

•
Plant Nutrition North America sales volumes decreased 7%, or 5,000 tons, and contributed approximately $3 million to the decrease in Plant Nutrition North America sales. The decrease in sales volumes was primarily driven by reduced SOP sales volumes due to the impact of hurricane activity in the southeastern U.S.

•	The 6% increase in Plant Nutrition North America average sales price partially offset the decrease in Plant Nutrition

North America sales by approximately $2 million. The increase in average sales price was impacted by an increase in higher-priced micronutrient sales and reduced lower-priced export sales compared to the prior year.

•
Plant Nutrition North America operating earnings decreased 8%, or $0.2 million, primarily due to approximately $1 million of restructuring costs and higher depreciation expense associated with commissioning new capital projects at our Ogden facility, which were mostly offset by the impact of an increase in average sales prices.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2017

•	Plant Nutrition North America sales were essentially flat.

•	Plant Nutrition North America sales volumes increased 2%, or 4,000 tons, as the North American SOP market was more stable during the nine months ended September 30, 2017.

•	The 2% decrease in Plant Nutrition North America average sales price offset the effect of the increase in Plant Nutrition North America sales volumes.

•
Plant Nutrition North America operating earnings increased 40%, or $5.0 million, primarily due to a reduction in per-unit product costs, the impact of which was partially offset by unfavorable logistics costs and approximately $1 million of restructuring costs.

PLANT NUTRITION SOUTH AMERICA SEGMENT RESULTS

	3Q 2017	2017 YTD
Plant Nutrition South America Sales	$123.2	$250.6
Plant Nutrition South America Operating Earnings	$21.4	$24.0
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	163	302
Chemical solutions	70	214
Total tons sold	233	516
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$604	$580
Chemical solutions	$354	$353
Combined	$529	$486

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2017

•
Plant Nutrition South America sales were $123.2 million for the third quarter. Plant Nutrition South America’s operating results are impacted by seasonality. Sales volumes are usually higher in the third and fourth quarter and lower in the first and second quarters. See “—Seasonality” for more information.

•	Plant Nutrition South America average sales price was $529 per ton.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2017

•
Plant Nutrition South America sales were $250.6 million for the first nine months of 2017. Plant Nutrition South America’s operating results are impacted by seasonality. Sales volumes are usually higher in the third and fourth quarter and lower in the first and second quarters. See “—Seasonality” for more information.

•	Plant Nutrition South America average sales price was $486 per ton.

Outlook

•
The annual bidding process for North American highway deicing contracts is now complete. Due to the mild winter weather in our North American served market, we expect a contraction of awarded bid volumes when compared to the 2016-2017 bid season of approximately 3%. We expect Salt sales volumes to range from 10.6 million to 11.0 million tons in 2017.

•	We expect Plant Nutrition North America sales volumes to range from 320,000 to 340,000 tons in 2017.

•
Our Plant Nutrition South America business has been negatively impacted by the delayed start to the planting season in Brazil. As a result, we expect Plant Nutrition South America sales volumes to range from 750,000 to 800,000 tons in 2017.

•
In July 2017, we initiated a restructuring plan to reduce ongoing costs and further streamline the organization. These initiatives resulted in a charge of $4.3 million in the third quarter of 2017. We continue to actively pursue additional cost reductions in all areas of our business and may incur additional charges in 2017 as a result of these activities.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive, legislative, regulatory, weather, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. As a result of the Produquímica acquisition (described in Note 2 to our consolidated financial statements), we expect a less seasonal distribution of working capital requirements. When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of September 30, 2017, we had $36.9 million of cash and cash equivalents (in our consolidated balance sheets) that was either held directly or indirectly by foreign subsidiaries. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. However, if we were to repatriate our foreign earnings to the U.S., we may be required to accrue and pay U.S. taxes in accordance with the applicable U.S. tax rules and regulations as a result of the repatriation. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

In April 2016, we entered into a credit agreement to refinance our existing $471 million term loans and $125 million revolving credit facility with a new $400 million senior secured term loan and a $300 million senior secured revolving credit facility, which both mature July 1, 2021. The new term loan and revolving credit facility bear interest at LIBOR plus 1.75% based on our current leverage ratio and credit rating. In connection with this transaction, we paid $5.8 million of refinancing fees in 2016 ($1.4 million was recorded as an expense and $4.4 million was capitalized as deferred financing costs) and wrote-off $0.1 million of existing deferred financing costs related to the previous term loans and revolving credit facility.

In September 2016, we amended our credit agreement to increase our senior secured term loan by $450 million. This additional tranche will mature July 1, 2021, and bears interest at LIBOR plus 2.0%. In connection with this transaction, we incurred $2.2 million of financing fees ($0.7 million was recorded as an expense and $1.5 million was capitalized as deferred financing costs). Proceeds of this additional tranche were used to fund the acquisition of the remaining 65% of Produquímica’s equity in October 2016.

In September 2017, we entered into an amendment to our credit agreement to increase the maximum allowed leverage ratio under the credit agreement through September 2018. In connection with this amendment, we paid fees totaling $0.6 million ($0.1 million was recorded as an expense and $0.5 million was capitalized as deferred financing costs).

In September 2017, we refinanced $32.1 million of our Brazilian loans using the proceeds from $41.1 million of new loans. The new loans bear interest rates ranging from 116.25% and 118% of CDI, an overnight inter-bank lending rate in Brazil, and mature in September 2019. No material fees were paid in connection with these transactions. A portion of the loans are denominated in U.S. dollars and a portion of the loans are denominated in Brazilian Reais. In September 2017, we also entered into foreign currency swap agreements whereby we agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian Reais, Produquímica’s functional currency. See Note 11 to our consolidated financial statements for a discussion of our foreign currency swap agreements.

Cash and cash equivalents of $39.1 million as of September 30, 2017, decreased $38.3 million from December 31, 2016. We generated $126.7 million of operating cash flows in the first nine months of 2017. In the first nine months of 2017, we used cash on hand and cash flows from operations to fund capital expenditures of $81.0 million and pay dividends on our common stock of $73.3 million.

As of September 30, 2017, we had $1.34 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Notes, $990.7 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $151.2 million borrowed against our revolving credit facility, and $96.0 million of debt related to Produquímica. We had $8.2 million of outstanding letters of credit as of September 30, 2017, which reduced our revolving credit facility borrowing availability to $140.6 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of September 30, 2017, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

See Notes 6 and 8 to our consolidated financial statements for a discussion regarding labor, environmental and litigation matters.

The table below provides a summary of our cash flows by category:

NINE MONTHS ENDED SEPTEMBER 30, 2017	NINE MONTHS ENDED SEPTEMBER 30, 2016
Operating Activities:
» Net earnings were $47.1 million.	» Net earnings were $65.1 million.
» Non-cash depreciation and amortization expense was $89.1 million.	» Non-cash depreciation and amortization expense was $62.7 million.
» Working capital items were a source of operating cash flows of $1.1 million.	» Working capital items were a use of operating cash flows of $23.3 million.
Investing Activities:
» Net cash flows used by investing activities included $81.0 million of capital expenditures.	» Net cash flows used by investing activities included $148.7 million of capital expenditures and an additional investment in Produquímica.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $73.3 million.

» In addition, we had net borrowings on our debt of $2.9 million.

» We also paid $12.8 million for the final payment related to the Produquímica acquisition.

» Net cash flows used by financing activities included the payment of dividends of $70.5 million.

» In addition, we had net borrowings on our debt of $493.0 million, payments of $7.3 million related to the refinancing of our credit facility in April and September 2016 and $0.7 million in proceeds received from stock option exercises.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations, because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level apart from the activities of the operating segments and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use these measures to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects. These measures are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items including restructuring costs and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net earnings	$32.0	$9.1	$47.1	$65.1
Interest expense	13.5	5.4	39.5	16.8
Income tax (benefit) expense	(12.5)	3.1	(7.7)	24.1
Depreciation, depletion and amortization	32.7	21.8	89.1	62.7
EBITDA	65.7	39.4	168.0	168.7
Adjustments to EBITDA:
Restructuring charges	4.3	—	4.3	—
Other (income) expense, net	(1.2)	1.5	0.5	1.6
Adjusted EBITDA	$68.8	$40.9	$172.8	$170.3

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for a discussion of recent accounting pronouncements.

Effects of Currency Fluctuations

Our operations outside of the U.S. are conducted primarily in Canada, Brazil and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars, Brazilian Reais and British pounds sterling also being significant. Significant changes in the value of the Canadian dollar, Brazilian Reais or British pound sterling relative to the U.S. dollar could have a material effect on our financial condition.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017, to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The scope of management’s evaluation did not include any disclosure controls or procedures (to the extent that they are subsumed by internal control over financial reporting) of Produquímica, which the Company acquired on October 3, 2016. Produquímica represented approximately 34% of total assets as of December 31, 2016, and 10% of total revenues and 2% of net earnings for the year ended December 31, 2016. Further discussion of this acquisition can be found in Note 2 to the Company’s consolidated financial statements.

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

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 31, 2017	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1
Amendment No. 2, dated September 15, 2017 to the Credit Agreement, dated April 20, 2016, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Current Report on Form 8-K filed on September 18, 2017).

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements.

*	Filed herewith

**	Furnished herewith