Form 10-K
period 2017-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2018-02-27
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,208,668,644, based on the closing sale price of $65.30 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 23, 2018 was 33,831,815 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2018	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.

1	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “report”), including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; our outlook, including expected sales, revenues, sales volumes, operating margins, costs and depreciation expenses; existing or potential capital expenditures, including at our Goderich Mine and our Ogden, Utah facility; understanding of the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility and minimize tax expense; the impact of the U.S. Tax Cuts and Jobs Act; our debt service requirements; outcomes of matters with taxing authorities; and the seasonality of our business, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under Item 1A., “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake, and hereby disclaim any obligation or duty, unless otherwise required to do so by applicable securities laws, to update any forward-looking statement after the date of this report regardless of any new information, future events or other factors. The inclusion of any statement in this report does not constitute our admission that the events or circumstances described in such statement are material to us.
Factors that could cause actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	risks related to our mining and industrial operations;

•	geological conditions;

•	dependency on a limited number of key production and distribution facilities and critical equipment;

•	strikes, other forms of work stoppage or slowdown or other union activities;

•	weather conditions;

•	the inability to fund necessary capital expenditures or successfully complete capital projects;

•	supply constraints or price increases for energy and raw materials used in our production processes;

•	our indebtedness and ability to pay our indebtedness;

•	restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments;

•	tax liabilities;

•	financial assurance requirements;

•	the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed;

•	restrictions on our ability to pay dividends;

•	the impact of competition on the sales of our products;

2	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•	risks associated with our international operations and sales;

•	the impact of anticipated changes in plant nutrition product prices and customer application rates;

•	conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products;

•	increasing costs or a lack of availability of transportation services;

•	the seasonal demand for our products;

•	our rights and governmental authorizations to mine and operate our properties;

•	compliance with foreign and U.S. laws and regulations applicable to our international operations;

•	compliance with environmental, health and safety laws and regulations;

•	environmental liabilities;

•	misappropriation or infringement claims relating to intellectual property;

•	product liability claims and product recalls;

•	inability to obtain required product registrations or increased regulatory requirements;

•	changes in industry standards and regulatory requirements;

•	our ability to successfully implement our strategies;

•	our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions;

•	the ability to access and control our computer systems and information technology or the inability to protect confidential data;

•	the loss of key personnel;

•	climate change;

•	domestic and international general business and economic conditions; and

•	other risk factors included in this report or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Where You Can Find More Information.”

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from publicly available information and industry publications, surveys, market research, internal company surveys and consultant surveys. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental United States (“U.S.”) and Canada, references to the United Kingdom (“U.K.”) include only England, Scotland and Wales, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North American consumer and industrial salt and highway deicing salt markets are generally based on historical sales volumes, (b) U.K. highway deicing salt sales are generally based on historical production capacity, and (c) sulfate of potash are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds.

3	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses; specialty plant nutrition products that improve the quality and yield of crops; and specialty chemicals for water treatment and other industrial processes. As of December 31, 2017, we operated 22 production and packaging facilities, including:

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
Our plant nutrition business produces and markets specialty plant nutrition products worldwide to distributors and retailers of crop inputs, as well as growers. Our principal plant nutrition product in our Plant Nutrition North America segment is SOP, which we market under the trade name Protassium+. We also sell various premium micronutrient products under our Wolf Trax and ProAcqua brands.
In October 2016, we significantly expanded our plant nutrition business with the acquisition of Produquímica Indústria e Comércio S.A. (“Produquímica”), which constitutes our Plant Nutrition South America segment. The Plant Nutrition South America segment operates two primary businesses in Brazil—agricultural productivity, which manufactures and distributes a broad offering of specialty plant nutrition solution-based products, and chemical solutions, which manufactures and markets specialty chemicals, primarily for the water treatment industry and for use in other industrial processes.
We sell our salt and plant nutrition products primarily in the United States, Canada, Brazil and the United Kingdom. See Note 14 to our Consolidated Financial Statements for financial information relating to our operations by geographic areas.

SALT SEGMENT

Overview
Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. Through the use of effective mining techniques and efficient production processes, we leverage our high-grade salt deposits, which are among the most extensive in the world. Further, many of our Salt assets are in locations that are logistically favorable to our core markets. Our strategy for this business is to focus on driving profitability from every ton we produce through cost efficiency as well as commercial and operational execution.

4	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Through our Salt segment, we produce, market and sell salt (sodium chloride) and magnesium chloride in North America and sodium chloride in the U.K. Our Salt products include rock salt, mechanically-evaporated salt, solar-evaporated salt, brine magnesium chloride and flake magnesium chloride. While we also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products, sodium chloride represents the vast majority of the products we produce, market and sell. In 2017, the Salt segment accounted for approximately 56% of our gross sales (see Note 14 to our Consolidated Financial Statements for segment financial information). Salt segment sales as a percentage of our total sales has declined in recent years primarily as a result of investments in our plant nutrition business.

Our Salt products are used in a wide variety of applications, including as a deicer for roadways, consumer and professional use, as an ingredient in chemical production, for water treatment, human and animal nutrition and for a variety of other consumer and industrial uses.
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

Salt Industry Overview
We estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 36 million tons per year, assuming average winter weather conditions, while the consumer and industrial market is approximately 9 million tons per year. In the U.K., we estimate that the consumption of highway deicing salt is approximately 2 million tons per year, assuming average winter weather conditions. According to the latest available data from the U.S. Geological Survey (“USGS”), during the 30-year period ending in 2015, salt production in the U.S. has increased at a historical average rate of approximately 1% per year, although there have been recent fluctuations above and below this average driven primarily by winter weather variability.
Salt prices vary according to purity, end use and variations in refining and packaging processes. According to the latest USGS data, during the 30-year period ending in 2015, salt prices in the U.S. have increased at a historical average rate of approximately 3% per year, although there have been recent fluctuations above and below this average. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost, which makes logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation of salt tends to favor producers located nearest to customers.

Processing Methods
As of December 31, 2017, salt mining, other production activities and packaging are conducted at 12 of our facilities. The three processing methods we use to produce salt are described below.

Underground Rock Salt Mining - We produce most of the salt we sell through underground mining. In North America, we use a combination of drill and blast and continuous mining techniques. At our Winsford, U.K., facility, we utilize continuous mining techniques. We introduced continuous mining at our Goderich mine in 2012 and shifted all of our Goderich mine production to this technology at the end of 2017. Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. It is then hoisted to the surface where the processed salt is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product line and for numerous applications in our consumer and industrial product lines.

5	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Mechanical Evaporation - Mechanical evaporation involves creating salt-saturated brine from brine wells in underground salt deposits and subjecting this salt-saturated brine to vacuum pressure and heat to precipitate and crystallize salt. The primary power sources used for this process are natural gas and electricity. The resulting product has a high purity and uniform physical shape. Mechanically evaporated salt is primarily sold through our consumer and industrial salt product lines.

Solar Evaporation - Solar evaporation is used in areas of the world where high-salinity brine is available and weather conditions provide for a high natural evaporation rate. Salt-saturated brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. We produce solar salt at the Great Salt Lake in Ogden, Utah and sell it through both our consumer and industrial and our highway deicing product lines.
We also produce magnesium chloride using solar evaporation. After sodium chloride and potassium-rich salts precipitate from brine, a concentrated magnesium chloride brine solution remains, which becomes the raw material we use to produce several magnesium chloride products. We sell these products in our Salt segment through our consumer and industrial and highway deicing product lines, as well as in our Plant Nutrition North America segment.

Operations and Facilities
Canada - We produce finished Salt products at four locations in Canada. Rock salt mined at our Goderich, Ontario mine serves highway deicing markets and consumer and industrial markets in Canada and the Great Lakes region of the U.S., principally through a series of depots located around the Great Lakes and through our packaging facilities. Mechanically evaporated salt used for our consumer and industrial product lines is produced at three of our facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario in Central Canada; and Unity, Saskatchewan in Western Canada.

United States - We produce finished Salt products at three locations in the U.S. Our Cote Blanche, Louisiana rock salt mine primarily serves highway deicing customers through a series of depots located along the Mississippi and Ohio rivers (and their major tributaries) and chemical and agricultural customers in the Southern and Midwestern U.S. Our solar evaporation facility located in Ogden, Utah principally serves the Midwestern and Western U.S. consumer and industrial markets, provides salt for highway deicing and chemical applications and produces magnesium chloride, which is used in deicing, dust control and unpaved road surface stabilization applications. The production capacity for solar-evaporated salt at our Ogden, Utah facility is currently only limited by demand. Mechanically evaporated salt for our U.S. consumer and industrial customers is produced at our Lyons, Kansas plant. We also operate four salt packaging facilities located in Illinois, Minnesota, New York and Wisconsin.

United Kingdom - Our Winsford rock salt mine in Northwest England, near Manchester, serves the U.K. highway deicing market, primarily in England and Wales.

6	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our current production capacity is approximately 15.6 million tons of salt per year. The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2017:

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
(a) Annual production capacity is our estimate of the tons that can be produced assuming a normal amount of scheduled down time and operation of our facilities under normal working conditions, including staffing levels, based on actual historical production rates. As we introduce new production methods, such as continuous mining at our Goderich salt mine, we will update our estimates if necessary as new production data become available.
(b) We continue to invest in the mine to achieve production capacity of approximately nine million tons annually.
(c) Solar salts deposited annually substantially exceed the amount converted into finished products. The amount presented here represents an approximate average amount produced based on recent market demand.
(d) The magnesium chloride amount includes both brine and flake.

Actual annual Salt production volume levels may vary from the annual production capacity shown in the table above due to a number of factors, including variations in the winter weather conditions, which impact demand for highway and consumer deicing products, the quality of the reserves and the nature of the geologic formation that we are mining at a particular time, unplanned downtime due to accidents and mechanical failures and other operating conditions. The chart below shows total annual Salt production volumes, including magnesium chloride, at our owned or leased production locations:

Our production facilities have access to vast mineral deposits. At all of our production locations, we estimate the recoverable salt reserves to last at least several more decades at current production rates and capacities. Our rights to extract those minerals may be contractually limited by geographic boundaries or time. We believe that we will be able to continue extending these agreements, as we have in the past, at commercially reasonable terms without incurring substantial costs or material modifications to the existing lease terms and conditions, thereby allowing us to fully utilize our existing mineral rights.
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 84% of our salt production capacity as of December 31, 2017. Each of these mines is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems.
We own the mine site at Goderich, Ontario and maintain a mineral lease for mineral reserves with the provincial government, which grants us the right to mine salt at this site. This mineral lease expires in 2022, and we have an option to renew the lease until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the term of the lease. The Cote Blanche mine is

7	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

operated under land and mineral leases with third-party landowners who grant us the right to mine salt. The mine site and salt reserves at the Winsford mine are owned. We regularly perform mineral reserve studies at our mines to confirm the remaining mineral reserves. The table below reflects current information about our mines:

Mine	Years in operation	Remaining reserve*	Remaining mine life*
Goderich	58 years	557.0 million tons	85 years
Cote Blanche	52 years	310.7 million tons	103 years
Winsford	172 years	30.8 million tons	30 years
*Based upon the average rates of production used in the latest mineral study.

Our mineral interests are amortized on an individual mine basis over estimated useful lives not exceeding 99 years primarily using the units-of-production method. Our mineral reserve estimates of the remaining tons are derived from periodic reserve studies completed by third-party geological engineering firms. Our mineral reserve estimates and the third-party reserve studies are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both the presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt deposits, requires proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by third-party geological engineering firms suggest that most of our mineral reserves are characterized as probable mineral reserves, with smaller quantities as proven mineral reserves. We have classified our mineral reserves as probable reserves.
In 2012, we acquired mining rights to approximately 100 million tons of salt reserves in the Chilean Atacama Desert. This reserve estimate is based upon an initial report. We will need to complete a feasibility study before we proceed with the development of this project to ensure our salt reserves are probable. The development of this project will require significant infrastructure to establish extraction and logistics capabilities.
We package our Salt products at four additional Company-owned and operated facilities. We estimate that our annual combined packaging capacity at these four facilities is 485,000 tons. Our packaging capacity is based on our estimate of the tons that can be packaged at these facilities assuming a normal amount of scheduled down-time and operation of our facilities under normal working conditions, including staffing levels. We believe that we have the capability to approximately double our annual packaging capacity by increasing our staffing levels in response to demand.

Products and Sales
We sell our Salt products through our highway deicing product line (which includes brine magnesium chloride as well as rock salt treated with this mineral) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride and calcium chloride in both pure form and blended with salt).
Highway deicing, including salt sold to chemical customers, constituted 59% of our 2017 gross sales in our Salt segment. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through longer-term contracts, with price, product quality and delivery capabilities as the primary competitive market factors. Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the cost to deliver products to customers, locations of salt sources and distribution networks also play a significant role in the ability of suppliers to cost-effectively serve customers. We have an extensive network of approximately 90 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi River and Ohio River systems. Deicing salt product from our Ogden, Utah facility supplies customers in the Western and upper Midwest regions of the U.S. Treated rock salt, which is typically rock salt with magnesium chloride brine and organic materials that enhance the salt’s performance, is sold throughout our markets.
We believe our production capability at our Winsford, Cheshire, U.K. mine and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are viewed as a key supplier by the U.K.’s Highways Agency. In the U.K., approximately 70% of our highway deicing customers have multi-year contracts.
Winter weather variability is the most significant factor affecting salt sales for deicing applications, because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately two-thirds of our deicing product sales occurred during the North American and European winter months of November through March. The vast majority of our North American deicing sales are made in Canada and the Midwestern U.S. where inclement weather during the winter months causes dangerous road conditions. In keeping with industry practice, we stockpile salt to meet estimated requirements for the next winter season. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for more information on the seasonality of our Salt segment results.

8	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our principal chemical customers are producers of intermediate chemical products used in the production of vinyls and other chemicals, pulp and paper, as well as water treatment and a variety of other industrial uses. We typically have multi-year supply agreements with these customers. Price, service, product quality and security of supply are the major competitive market factors.
Sales of our consumer and industrial products accounted for 41% of our 2017 gross sales in our Salt segment. We are the third largest producer of consumer and industrial salt products in North America. These products include commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We believe we are among the largest private-label producers of water conditioning salt in North America and of table salt in Canada. Our Sifto brand encompasses a full line of salt products, which are well recognized in Canada.
Our consumer and industrial business has broad product lines with both private-label and Company brands. Our consumer and industrial product line is distributed through many channels including retail, agricultural, industrial, janitorial and sanitation, and resellers. These consumer and industrial products are channeled from our plants and third-party warehouses to our customers using a combination of direct sales personnel, contract personnel and a network of brokers or manufacturers’ representatives.
The chart below shows our sales volumes of Salt products:

Competition
We face strong competition in each of the markets in which we operate. In North America, other large, nationally and internationally recognized companies compete with our Salt products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America, which mostly impact the East Coast and West Coast of the U.S. where we have minimal market presence. Two competitors serve the highway deicing salt market in the U.K., one in Northern England and one in Northern Ireland. Typically, there are not significant imports of highway deicing salt into the U.K.
Salt is a commodity, which limits the potential for product differentiation and increases competition. Additionally, low barriers to entry in the consumer and industrial markets increase competition. Our advantageous geographical locations, superior assets and distribution network strengthen our competitive position.

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
Our plant nutrition business focuses on higher-value plant nutrients including SOP, specialty formulations of macro fertilizers and a wide range of high-value specialty products incorporating secondary nutrients, micronutrients and nutritional and functional enhancers. Our products contribute to improved overall plant-metabolism, nutrient uptake and fixing, stress resistance, plant defense mechanisms, energy conversion, cell division, root enhancement and leaf, flower and fruit formation, among other benefits.

9	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In October 2016, we completed the acquisition of Produquímica, which expanded our ability to serve growers in Brazil and significantly expanded the number of our specialty plant nutrition products. See Note 3 to our Consolidated Financial Statements for further discussion of this acquisition. As a result of this acquisition, in the fourth quarter of 2016 we added a new reporting segment, Plant Nutrition South America, which is the acquired Produquímica business, and renamed our former Plant Nutrition segment as Plant Nutrition North America.
 In the fourth quarter of 2017, we introduced Produquímica products in North America under the ProAcqua brand. The introduction of the ProAcqua brand in North America expands the geographic reach of our Plant Nutrition South America segment sales and increases our portfolio of products in our Plant Nutrition North America segment. We plan to continue to pursue product portfolio synergies between these two segments.
In 2017, our plant nutrition business, on a combined basis, accounted for 43% of our gross sales (see Note14 to our Consolidated Financial Statements for segment financial information). The chart below shows our 2017 plant nutrition gross sales by geography:

PLANT NUTRITION NORTH AMERICA SEGMENT

Industry Overview
Our Plant Nutrition North America segment includes sales of SOP and micronutrients. The average annual worldwide consumption of all potash fertilizers is approximately 82 million tons, with muriate of potash (“MOP” or “KCl”) accounting for approximately 86% of all potash used in fertilizer production based upon 2017 industry data published by CRU International. SOP represents approximately 9% of all potash production. The remainder is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients. There are two major forms of potassium-based fertilizer, SOP, a specialty form of potassium which also provides plant-ready sulfur and MOP. SOP (which contains the equivalent of approximately 50% potassium oxide) maintains a price premium over MOP which contains a higher concentration of potassium oxide. Many high-value or chloride-sensitive crops experience improved yields and quality when SOP is applied instead of MOP, and SOP is also a more cost-effective alternative to other forms of specialty potash.
Our North American SOP sales are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients. Consequently, weather patterns and field conditions in these locations can impact Plant Nutrition North America sales volumes.
While long-term global consumption of potash has increased in response to growing populations and the need for additional food supplies, the market has been challenged over the last few years due to a downturn in the broader commodities market which has pressured grower incomes. We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yields. Additionally, as the broader agricultural market rebounds, increases in grower incomes are expected to also improve the demand for our products.

10	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

While used in small prescriptive amounts, micronutrients play important roles in plant development, and nutrient deficient soils must be replenished to obtain higher crop yields. Growth rates in North America for the specialty plant nutrient market have slowed recently in response to the drop in commodity prices.
We expect our future growth to stem from building a market-leading specialty plant nutrition business through the innovation and commercialization of our products, which provide more technology-driven solutions that growers demand in this market.
Approximately 92% of our Plant Nutrition North America sales in 2017 were made to U.S. customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers and distributors combine or blend our Plant Nutrition North America products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Operations and Facilities
We produce SOP at two facilities, both located in North America, namely at our Ogden, Utah facility on the Great Salt Lake, and our Wynyard, Saskatchewan, Canada facility on Big Quill Lake. Our Ogden facility is the largest SOP production site in North America and one of only four large-scale solar brine evaporation operations for SOP in the world. The facility operates approximately 55,000 acres of solar evaporation ponds to produce SOP and salt, including magnesium chloride, from the Great Salt Lake’s naturally occurring brine. The facility is located on land that is both owned and leased under renewable leases from the State of Utah. We believe that our property and operating equipment are maintained in good working condition. This facility has the capability to produce up to 320,000 tons of solar pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of salt annually when weather conditions are typical.
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
Initially, we draw mineral-rich lake water, or brine, from the Great Salt Lake into our solar evaporation ponds. The brine moves through a series of solar evaporation ponds over a two- to three-year production cycle. As the water evaporates and the mineral concentration increases, some of those minerals naturally precipitate out of the brine and are deposited on the pond floors. These deposits provide the minerals necessary for processing into SOP, salt and magnesium chloride. The evaporation process is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high-purity SOP in our production facility.
We also have a unique ability to use KCl and other potassium-rich minerals as a raw material feedstock to supplement our solar harvest to help meet demand when it is economically feasible and have done so in the past.
We have invested to increase the efficiency and expand the capacity of our Ogden facility through upgrades to our processing plant and our solar evaporation ponds. These investments have included modifications to our existing solar evaporation ponds to increase the annual solar harvest and the extraction yield from the harvest and processing capacity of our SOP plant. In 2017, we completed a project to further expand our SOP production capacity by augmenting our ability to convert KCl into SOP. As a result, our annual SOP production capacity at our Ogden facility is currently approximately 550,000 tons, including amounts produced with both solar-pond based feedstock and supplemental KCl feedstock.
We also own our Wynyard, Saskatchewan facility, which contributes 40,000 tons to our annual SOP capacity and is Canada’s only SOP production facility. At this facility, we combine sulfate-rich brine with sourced potassium chloride to create SOP through ion exchange and glaserite processes. This product is high purity and is used in crop nutrient applications as well as specialty, non-agricultural applications.
We hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities.

Products and Sales
Our Plant Nutrition North America segment primarily consists of the production and sale of SOP. Our SOP is sold in various grades under our Protassium+ brand. Our agricultural product line consists of different grades sized for use in broadcast spreaders, direct application and liquid fertilizer solutions. Our turf product line consists of grades sized for use by the turf and ornamental markets and for blends used on golf course greens. We also provide an organic product line with grades sized for a wide range of applications.
In the fourth quarter of 2017, we launched our water-soluble product line, ProAcqua, in North America. ProAcqua products are made with high-quality ingredients and agronomic blends that are uniquely formulated to complement the way growers manage their nutritional programs. ProAcqua products provide plant nutrients via fertigation and seasonal foliar applications and are designed to maximize yield potential and drive yield efficiency. We also develop and distribute micronutrients under the Wolf Trax brand. These innovative products are based upon proprietary and patented technologies and are focused on improving application efficiency by increasing root interception points in order to provide accessible plant nutrition at key developmental stages. Our Wolf Trax and ProAcqua micronutrient products are essential to a wide range of crops, including commodity row crops, as different plants and soil conditions require different micronutrients.

11	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Protassium+, Wolf Trax and ProAcqua product lines are generally sold to crop input distributors and dealers who then sell our product to farmers and growers. Our commercial efforts focus on educating and selling the agronomic benefits of SOP as a source of potassium nutrients and various micronutrients to plant health.

Competition
SOP is a global market with approximately 60% of the world’s 12 million tons of capacity located in China.
Source: 2017 industry data published by CRU International

We are the leading SOP producer and marketer in North America and we also market SOP products internationally, depending on market conditions. Our major competition for SOP sales in North America includes imports from Germany, Chile and Belgium. Fluctuations in the values of foreign currencies in relation to the U.S. dollar impact the level of international competition we face. As the only SOP producer with production facilities in North America, and as a result of our logistically favorable production site in Ogden, Utah, we estimate that our share of the North American market is sizable. In addition to imported SOP, there is functional competition between SOP and other forms of potassium crop nutrients, such as MOP. The micronutrient market is highly fragmented. Commodity and specialty crops require micronutrients in varying degrees depending on the crop and soil conditions. While sales of Wolf Trax products have historically been concentrated in North America, we also sell our micronutrient products globally, primarily in Europe, Central America, South America and the Caribbean. We expect that the ProAcqua brand of soluble micronutrient products will enhance our position in the North American micronutrient market.

PLANT NUTRITION SOUTH AMERICA SEGMENT

Industry Overview
Our Plant Nutrition South America segment manufactures, distributes and markets a wide array of specialty plant nutrients and supplements developed and formulated from essential primary and secondary nutrients, micronutrients and biostimulants. These products consist of different chemical molecules, chemical compositions and production processes than conventional NPK fertilizers. This specific category of plant nutrients offers a diversity of delivery mechanisms, low environmental impact, low dosages per acre, reflecting a high degree of innovation and product development. These products also require more marketing than conventional NPK fertilizers, among other differences. Brazilian soils are naturally deficient in nutrients such as zinc, manganese and boron, among others. In parallel, the increased adoption of technologically advanced seeds (both conventional and genetically modified) has driven farmers around the globe to address the higher nutritional demands of crops and to apply essential nutritional supplements to unlock the yield potential embedded in these seeds. We estimate that Brazilian farmers, on average, only use approximately 25% of the optimal prescription of essential nutritional supplements. During 2017, 73% of sales generated by Plant Nutrition South America were derived from the manufacturing and marketing of these agricultural products. We believe we are one of the market leaders in Brazil and offer a more comprehensive range of products and brands compared to our competitors.
In addition to agriculture products, this segment produces water and wastewater treatment chemicals in Brazil for cleaning, decontaminating and purifying water as well as process chemicals for industrial use. This business benefits from the rapidly expanding focus on, and increased investment in, improving standards for drinking water purification and wastewater treatment. Our water treatment customers include state and municipal entities, wastewater treatment companies and manufacturing companies that treat their own wastewater. Our chemical solutions business also benefits from growth in Brazilian industrial sectors that use our products, including the oil and gas exploration, mining, pulp and paper production and ethanol production industries. Our involvement in both businesses allows us to benefit from greater purchasing power with suppliers given that a significant portion

12	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

of the mineral inputs for both businesses are identical. In 2017, 27% of sales generated by Plant Nutrition South America were derived from our chemical solutions business.
Our strategy for Plant Nutrition South America is to leverage our innovative product portfolio and direct-to-farmer sales platform. We expect to continue to drive market growth by increasing the adoption rate and acre penetration of nutritional supplements. Our plan is to reinforce the use of these supplements as a profitable tool to enhance crop productivity. We use a three-pronged approach to deliver under our strategy, consisting of (1) our specialized agronomic research teams, (2) our technical in-the-field agronomic sales force, and (3) continuous innovation.
We expect to increase sales through new product introductions and growth in direct-to-farmer distribution channels. We continually invest in the development of new products and new generations of existing products that meet the specific needs of our customers. As a result of these efforts, our direct-to-end-customer sales to large farmers have increased as a proportion of total agriculture productivity revenues. Additionally, our Plant Nutrition South America segment provides geographic diversification for our combined plant nutrition business.

Operations and Facilities
We operate nine production facilities throughout Brazil, including a property we jointly operate with a third-party. Our production facilities are located in the Southeast and Northeast parts of Brazil. Our Plant Nutrition South America production facility network has a significant level of integration. While some production facilities are focused on producing chemical and physical transformation of ingredients, such as our Jacareí I production facility with sulfur derivatives, others are specialized in transforming these ingredients into final products for our customers by mixing them with other ingredients produced in different or the same production facilities. We also use by-products from one production facility as a raw material for another production facility where possible.
The table below shows our Plant Nutrition South America production facilities by product line:

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

Products and Sales
As of December 31, 2017, our total Plant Nutrition South America portfolio consisted of approximately 1,000 products, including approximately 800 in agriculture productivity and 200 in chemical solutions. The agriculture productivity products may be applied for different stages of a plant’s life cycle, different soil and other growing conditions, different crop types and using different delivery mechanisms. We also provide value-added services to our customers such as soil analysis programs, technical trainings and conferences, crop field test and research, pre- and post-sales support and specialized technical support, which allow us to tailor our Plant Nutrition South America products and sales to a wide variety of customers, diverse types of crops and multiple regions. Through our chemical solutions business, we manufacture, market and supply water treatment products and chemicals for industrial processes. Our water treatment products have many different uses including algae control, alkalinity control, disinfection control, odor and corrosion control, water filtration and water clarification.

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
Market consolidation is likely to continue in the future, as players are challenged to keep up with demands for product innovation, increasingly specialized agronomic and technical skills, the effect of specific legislation, licensing and product registration procedures, cost pressures from economies of scale and other industry trends. Many competitors have limited production capabilities and can better be characterized as resellers, mixers and marketing companies, rather than producers. We differentiate ourselves by innovation, a broad market presence using a large technical sales force, an extensive network of point-of-sales distributors,

13	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

resellers and cooperatives and direct sales to large farmers and industrial customers. This presence enhances our new product placement capabilities, thereby driving market growth.

Chemical Solutions - We believe we are one of the largest manufacturers of water treatment chemicals in Brazil. We have a strong presence in the Northeast and Southeast regions of Brazil, which allows us to take advantage of efficient logistics due to proximity to raw materials and customers. We estimate that there are approximately five companies that account for approximately two-thirds of the Brazilian water treatment market. However, as the water treatment market is highly regional by nature, average market shares do not reflect the actual competitive strength for each company by geography, product and customer type. Our strategy is to focus on the regions in which our production facilities are located and where we have strong market positions for the product categories in which we operate.
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
We believe we are among the seven primary producers of caustic soda, chlorine and bleach in Brazil. Our market position is substantially stronger in the North and Northeast regions of Brazil where we operate.

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

INTELLECTUAL PROPERTY

We rely on a combination of patents, trademarks, copyright and trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations to protect our intellectual property. Although we believe these patents, trademarks, copyright and trade secret protection, non-disclosure agreements, license arrangements and domain name registrations are an important factor in our business and that our success does depend, in part, on these rights, we rely primarily on the innovative skills, technical competence, operational knowledge and marketing abilities required by our business. In addition, we believe that the duration of our intellectual property rights is adequate relative to the expected lives of our products.
We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. The following items are some of our registered trademarks pursuant to applicable intellectual property laws and are the property of our subsidiaries: Acquanutri; Aluclor; American Stockman; Amigu; Boromag; Borosol; Canamicros; Chlori-Mag; Citromangan; Cobresol; Coopergran; DDP; DeepStore; DustGuard; Ecentya; FreezGard; Grancote; H2Pro; IceAWay; Improver; Kellus; K-Life; Magnesol; Mapsol; MIB; MIB Colore; Molibsol; Nature’s Own; Nitrak; Nitrosol; Nu-Trax P+; Odorcap; Policote; Potassol; ProAcqua; Produbor 10; Produzinco; Profol; Profol Produtividade and design; Prokalium; ProSoft; Protassium+ and design; Protinus; Rapfloc; Safe Step; Sifto; Somipal; Sulfurgran; Sulfur-Sal; Sure Soft; Sure Paws; Thawrox; Triunfo Flex; Wolf Trax and design; and Zincodur. No single patent, trademark or trade name is material to our business as a whole.
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

EMPLOYEES

As of December 31, 2017, we had 3,090 employees, of which 1,220 are located in Brazil, 943 are located in the U.S., 759 are located in Canada and 168 are located in the U.K. Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce is represented by collective bargaining agreements. Of our 12 collective bargaining agreements, four will expire in 2018 (including one for our largest North American site, which expires on March 31, 2018), five will expire in 2019, one will expire in 2020, one will expire in 2021 and one will expire in 2022. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located.

14	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PROPERTIES

We have leases for packaging facilities and other facilities, which are not individually material to our business. The table below sets forth our principal properties as of December 31, 2017:

		Land and Related Surface Rights		Mineral Reserves
Name, Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060(1)	Leased	2060(1)
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(2)
Wynyard, Saskatchewan, Canada	SOP production facility	Owned(3)	N/A	Leased	2020(4)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(5)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(5)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2037/2030(6)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2028	N/A	N/A
Suzano I, São Paulo, Brazil	Nutritional supplements and other chemicals production facility	Owned	N/A	N/A	N/A
Suzano II, São Paulo, Brazil	Nutritional supplements packaging facility	Owned	N/A	N/A	N/A
Igarassu, Pernambuco, Brazil	Various chemicals production facility	Owned	N/A	N/A	N/A
Mauá, São Paulo, Brazil	Nutritional supplements production facility	Owned	N/A	N/A	N/A
Uberlândia, Minas Gerais, Brazil	Mineral supplements for beef cattle and milk	Owned	N/A	N/A	N/A
Fermavi, Minas Gerais, Brazil(7)	Nutritional supplements, water treatment, and other chemicals production facility	Owned	N/A	N/A	N/A
Reluz Nordeste, Alagoas, Brazil	Water treatment and other chemicals production facility	Owned	N/A	N/A	N/A
Jacareí I, São Paulo, Brazil	Nutritional supplements production facility	Owned	N/A	N/A	N/A
Jacareí II, São Paulo, Brazil	Nutritional supplements production and warehouse	Leased	2030	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2020	N/A	N/A
Paulista, Pernambuco, Brazil	Produquímica headquarters	Leased	2018-2022(8)	N/A	N/A

(1)	The Cote Blanche lease includes two 25-year renewal options.

(2)	The Ogden lease renews on an annual basis.

(3)	The Wynyard location also has leases expiring in 2026 for two parcels of land.

(4)	The Wynyard mineral lease may be renewed for additional 20-year periods.

(5)	Subject to our right of renewal through 2043.

(6)	Consists of a lease expiring in 2037 and a lease expiring in 2030 subject to our right of renewal through 2051.

(7)	Held through a 50% ownership interest in a joint venture with Fermavi Eletroquímica Ltda.

(8)	Consists of several leases for different portions of leased space expiring between 2018 and 2022.

15	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

With respect to each facility at which we produce salt, brine or SOP, permits, licenses and approvals are obtained as needed in the normal course of business based on our mine plans and federal, state, provincial and local regulatory provisions regarding mine permitting and licensing. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits and approvals to support historical rates of production.
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

16	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our principal operating facilities as of December 31, 2017:

U.K.
NORTH AMERICA
LOCATION KEY
Headquarters
Research & Development
Underground Salt Mining
Storage/Records Management
Solar Evaporation
Sales Office
Mechanical Evaporation
Packaging Facilities
Production Facilities
SOUTH AMERICA

17	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Environment, Health and Safety Committee of our Board of Directors works closely with our management to provide oversight of EHS matters impacting us, with the aim of putting in place appropriate strategies and processes to ensure safe and compliant operations and to promote a culture that prioritizes safety and environmental stewardship. The committee monitors our EHS performance against our targets. We have adopted a five-year environmental management plan focused on (i) verifying compliance through a combination of internal and third party audits, (ii) ensuring operational excellence and associated efficiencies, and (iii) enhancing our focus on sustainable operations. We also employ and consult with environmental specialists to assess and ensure our compliance with EHS laws and regulations.
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
We estimate that our 2017 EHS capital expenditures were approximately $4.4 million. Our EHS capital expenditures in 2017 did not differ materially from amounts expended in the past two years. For 2018, our EHS capital expenditures are expected to be approximately $11 million.
As of December 31, 2017, we had recorded $2.3 million of accruals for contingent environmental liabilities. We accrue for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation or remediation activities are inherently uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.

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
Our Cote Blanche mine, an underground salt mine located in St. Mary Parish, Louisiana, is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). MSHA is required to regularly inspect the Cote Blanche mine and issue a citation, or take other enforcement action, if an inspector or authorized representative believes that a violation of the Mine Act or MSHA’s standards or regulations has occurred. As required by MSHA, these operations are regularly inspected by MSHA personnel. Item 4 and Exhibit 95 to this Annual Report on Form 10-K provide information concerning mine safety violations and other regulatory matters required by SEC rules. The cost of compliance and penalties for violations of the Mine Act have been and are expected to continue to be substantial. Our underground salt mines located in Goderich, Canada and Winsford, UK are subject to similar regulations regarding health and safety, and the cost of compliance with these regulations also have been and are expected to be substantial.
We have post-closure mine reclamation obligations, primarily arising under our mining permits or by agreement. Many of these obligations include requirements to maintain financial surety bonds to fund mine reclamation and site cleanup following the ultimate closure of the mines. As a result, we maintain financial surety bonds to satisfy these obligations.
We are also impacted by the U.S. Clean Air Act (the “Clean Air Act”) and other EHS laws and regulations that regulate air emissions. These regulatory programs may require us to make capital expenditures (for example, by installing expensive emissions abatement equipment), modify our operational practices, obtain additional permits or make other expenditures, which could be significant. Pursuant to the Clean Air Act, the Environmental Protection Agency reclassified the Salt Lake area as a “serious” non-attainment area in May 2017 due to the presence of certain air pollutants. Because our Ogden, Utah facility is located in this area,

18	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

this re-classification could lead to new regulations that could require us to make significant expenditures or require us to modify our operational practices. In addition, we could incur penalties for violations of the Clean Air Act.
In August 2017, the Brazilian government ratified the United Nations Minamata Convention on Mercury, which commits signatories to compel chlor-alkali facilities to phase out the use of mercury cell facilities by 2025, to ensure that mercury from these facilities is disposed of in an environmentally sound manner and to subject these facilities to record keeping and reporting requirements. As the Brazil government adopts regulations limiting the use of mercury pursuant to the convention’s requirements or otherwise, our Igarassu, Brazil facility which operates a mercury cell facility could be impacted. We cannot predict the timing or content of the final regulations, or its ultimate cost to, or impact on us. To support transitioning away from mercury use at our Igarassu facility, we have invested in, and plan to continue to invest in, non-mercury technology as well as waste water and storm water treatment improvement projects.
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
We have incurred and expect to continue to incur costs and liabilities as a result of our current and former operations and our predecessor’s operations. In the past, we have agreed to undertake or pay for investigations to determine whether remediation will be required under CERCLA or otherwise to address any contamination. In other instances, we have agreed to perform remediation activities or have undertaken voluntary remediation to address identified contamination. Ongoing investigation and remediation activities at our Kenosha, Wisconsin, plant are described in Note 11 of our Consolidated Financial Statements.

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

Operational Risks

Our mining and industrial operations involve inherently risky activities.
Our operations involve significant risks and hazards, including environmental hazards and industrial accidents. Our underground salt mining operations and related processing activities may be subject to industrial and mining accidents, fire, explosions, unusual or unexpected geological formations, water intrusion and flooding. For example, MSHA considers our Cote Blanche, Louisiana, salt mine to be a “gaseous mine” and, as a result, is subject to a heightened risk of explosion and fire. In addition, the types and volumes of certain chemicals manufactured by our Plant Nutrition South America segment’s chemical solutions business pose process safety management risks, including hazards related to chemical process manufacturing and the related storage, handling and transportation of raw materials, products and wastes. These potential risks include pipeline and storage tank leaks and ruptures, explosions and fires, mechanical failure and chemical spills and other discharges or releases of toxic or hazardous substances or gases at our sites or during transportation.
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

19	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Geological conditions could lead to a mine shutdown, increased costs and production delays, which could adversely affect results of our operations.
Our salt mining operations involve complex processes, which are affected by the mineralogy of the mineral deposits and structural geologic conditions and are subject to related risks. For example, unexpected geological conditions could lead to significant water inflows and flooding at any of our underground mines, which could result in a mine shutdown, serious injuries, loss of life, increased operational costs, production delays, damage to our mineral deposits and equipment damage. We have minor water inflows at our Cote Blanche and Goderich salt mines that we actively monitor and manage. Underground mining also poses the potential risk of mine collapse because of the mine geology and rate and volume of minerals extracted.
Our mineral reserve estimates of the remaining tons of minerals in our mines are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates and duration of mining operations, and the quality of in-place reserves. The actual mineral deposits encountered in our mining operations and the economic viability of mining a mineral deposit may differ materially from our estimates. In addition, we may not be able to access certain mineral deposits as a result of the nature of the geologic formations of our salt mines, which could impact the accuracy of our salt deposit reserve projections.
Variations in the mineralogy of our mineral deposits could limit our ability to extract these deposits, increase our extraction costs, impact the purity and suitability of extracted minerals to create products for sale and to meet customer specifications. This could adversely impact our ability to fulfill our contracts, resulting in significant contractual penalties and loss of customers.

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
For example, our two North American salt mines together constituted approximately 74% of our salt production capacity as of December 31, 2017 and supply most of the salt sold by our North American highway deicing business and significant portions of the salt sold by our consumer and industrial business. A production interruption at one of our salt mines could adversely affect our ability to fulfill our salt contracts and our ability to secure future contracts in affected markets or other markets. In addition, we only have a limited number of distribution facilities in the markets in which we sell our salt products. Failure to have our salt products at a specific distribution facility when needed (for example during a snow event) could adversely impact our ability to fulfill our highway deicing sales contracts, resulting in significant contractual penalties and loss of customers.
Similarly, many of our plant nutrition products are only produced at one or two facilities. We primarily produce SOP at our solar evaporation ponds located at the Great Salt Lake and also produce SOP at Big Quill Lake. SOP production from these facilities could be disrupted or negatively impacted by structural damage, as a result of dike failure or other factors, which could result in reduced sales and revenue. In addition, in our Plant Nutrition South America business, we use products manufactured at certain of our production facilities as inputs to products manufactured at our other production facilities in Brazil. An interruption at one of our production facilities could result in production disruptions at other facilities in Brazil, as alternative sources for raw materials or other materials might not be available at reasonable prices, on a timely basis, or at all. A production interruption or disruption at one or more of our facilities could result in a loss of customers and revenue.
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
Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce is represented by collective bargaining agreements. Of our 12 collective bargaining agreements, four will expire in 2018 (including one for our largest North American site, which expires on March 31, 2018), five will expire in 2019, one will expire in 2020, one will expire in 2021 and one will expire in 2022. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located. Unsuccessful contract negotiations or adverse labor relations at any of our locations could result in strikes, work stoppages and work slowdowns, which could disrupt our business and operations. These disruptions could negatively impact our operations, our ability to produce or sell our products, our ability to service our customers and our ability to recruit and retain personnel, and could result in significant additional costs as well as adversely affect our reputation, financial condition and operating results.

20	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The results of our operations are dependent on and vary due to weather conditions. Additionally, adverse weather conditions or significant changes in weather patterns could adversely affect us.
Weather conditions, including amounts, timing and duration of wintry precipitation and snow events, excessive hot or cold temperatures, rainfall and drought, can significantly impact our sales, production, costs and operational results and impact our customers. From year to year, sales of our deicing products and profitability of the Salt segment may be affected by weather conditions in our markets. Any prolonged change in weather patterns in our markets, as a result of climate change or otherwise, could have a material impact on the results of our operations.
In addition, our ability to produce SOP, salt and magnesium chloride from our solar evaporation ponds in Ogden, Utah, is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. Prolonged periods of precipitation, lack of sunshine, cooler weather during the evaporation season or increased mountain snowfall fresh water run-off could reduce mineral concentrations and evaporation rates, leading to decreases in our production levels. Similarly, drought or decreased mountain snowfall and associated fresh water run-off could accelerate the evaporation rate or change brine levels, impacting our mineral harvesting process, amount and timing. In recent years, the Great Salt Lake area has experienced a severe drought, followed by periods of above-average precipitation, which led to a significant increase in lake levels from record lows in lake levels. Lake level fluctuations and other factors could alter brine levels, which may disrupt our typical two- to three-year evaporation production cycle. Similar factors could negatively impact the lake level and concentration of sulfates at the Big Quill Lake, impacting the production at our Wynyard facility. The occurrence of these events at the Great Salt Lake or Big Quill Lake could lead to decreased production levels, increased operating costs and significant additional capital expenditures.
 Weather conditions have historically caused volatility in the agricultural industry (and indirectly in our results of operations) by causing crop failures or significantly reduced harvests, which can adversely affect application rates, demand for our plant nutrition products and our customers’ creditworthiness. Drought can also adversely impact growers’ crop yields and the uptake of plant nutrients, reducing the need for application of plant nutrition products for the next planting season which could result in lower demand for our plant nutrition products and impact sale prices.

Our business is capital intensive, and the inability to fund necessary capital expenditures or successfully complete our capital projects could have an adverse effect on our growth and profitability.
We recently completed a shaft relining project, implemented continuous mining at our Goderich, Ontario, Canada, mine and expanded our SOP processing plant at our facility in Ogden, Utah, which required us to make significant capital expenditures in 2014 through 2017. In addition, maintaining our existing facilities requires significant capital expenditures, which may fluctuate materially. We also may make significant capital expenditures in the future to expand our existing operations. These activities or other capital improvement projects may require the temporary suspension of production at our facilities, which could have a material adverse effect on the results of our operations.
Any capital projects we undertake involve risks, including cost overruns, delays and performance uncertainties, and could interrupt our ongoing operations. The expected benefits from these capital projects may not be realized in accordance with our projections, despite the significant capital expenditures. Our capital projects may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from other operational matters or significant disruptions to our ongoing operations.
Although we currently finance most of our capital expenditures through cash provided by operations, we also may depend on increased borrowing or other financing arrangements to fund future capital expenditures. If we are unable to obtain suitable financing, we may not be able to complete future capital projects and our ability to maintain or expand our operations may be limited. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.

Our production processes rely on the consumption of natural gas, electricity and certain other raw materials. A significant interruption in the supply or an increase in the price of any of these could adversely affect our business.
Energy costs, primarily natural gas and electricity, represent a substantial part of our total production costs for our products. Our profitability is impacted by the price and availability of natural gas and electricity we purchase from third parties. Natural gas is a primary energy source used in the evaporated salt production process. Our contractual arrangements for the supply of natural gas have terms of up to three years, do not specify quantities and are automatically renewed unless either party elects not to do so. In addition, electricity is a primary energy source used by our Plant Nutrition South America businesses, and we have electricity contracts with terms of up to three years. We do not have arrangements in place with back-up suppliers. We use natural gas derivatives to hedge our financial exposure to the price volatility of natural gas. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition and results of operations.
We use KCl in our salt and plant nutrition operations. Large price fluctuations in KCl can occur without a corresponding change in the sales price of our products sold to our customers. This could change the profitability of our products that require KCl, which could materially affect the results of our operations.

21	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial Risks

Our indebtedness and ability to pay our indebtedness could adversely affect our business and financial condition.
We have a significant amount of indebtedness and may incur additional debt in the future. As of December 31, 2017, we had $1.37 billion of outstanding indebtedness, including $1.01 billion of borrowings under our senior secured credit facilities, which are further described in Note 9 of our Consolidated Financial Statements. We pay significant interest on our indebtedness, with variable interest on our borrowing under our senior secured credit facilities based on prevailing interest rates. Significant increases in interest rates will increase the interest we pay on our debt. Our indebtedness could:

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
Our ability to make payments on our indebtedness, refinance our indebtedness and fund planned capital expenditures will depend on our ability to generate future cash flows from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. There can be no assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to make payments with respect to our indebtedness or to fund our other liquidity needs. If this were the case, we might need to refinance all or a portion of our indebtedness on or before maturity, sell assets, reduce or delay capital expenditures or seek additional equity financing. Our inability to obtain needed financing or generate sufficient cash flows from operations may require us to abandon or curtail capital projects, strategic initiatives or other investments, cause us to divest our business or impair our ability to make acquisitions, enter into joint ventures or engage in other activities, which could materially impact our business.

The agreements governing our indebtedness impose restrictions that may limit our ability to operate our business or require accelerated debt payments.
Our agreements governing our indebtedness contain covenants that potentially limit our ability to:

•	incur additional indebtedness or contingent obligations or grant liens;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments or dispose of assets;

•	prepay, or amend the terms of, certain junior indebtedness;

•	engage in sale and leaseback transactions;

•	make changes to our organizational documents or fiscal periods;

•	create or permit certain liens on our assets;

•	create or permit restrictions on the ability of certain subsidiaries to make certain intercompany dividends, investments or asset transfers;

•	enter into new lines of business;

•	enter into transactions with our stockholders and affiliates; and

•	acquire the assets of, or merge or consolidate with, other companies.
The credit agreement governing our senior secured credit facilities also requires us to maintain financial ratios, including an interest coverage ratio and a total leverage ratio, which we may be unable to maintain. As of December 31, 2017, our total leverage ratio was 4.3x, and if our leverage ratio exceeds 5.0x (for quarters ending on or before September 30, 2018) or 4.5x (for quarters ending after September 30, 2018), we would be in default under our credit agreement.
Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants, financial tests and ratios required by the agreements governing our indebtedness. If we default under our agreements governing our indebtedness, our lenders could cease to make further extensions of credit, accelerate payments under our other debt instruments (including hedging instruments) that contain cross-acceleration or cross-default provisions and foreclose upon any collateral securing that debt as well as restrict our ability to make certain investments and payments, pay dividends, repurchase our stock, enter into transactions with affiliates, make acquisitions, merge and consolidate, or transfer or dispose of assets.

22	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We are subject to income tax in the U.S., Canada, Brazil and U.K. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. Our effective tax rate, tax expense and cash flows could also be adversely affected by changes in tax laws. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”). The Act makes broad and complex changes to the U.S. tax code, and it will take time for additional clarifying guidance and legislation to be issued, which are necessary for the interpretation of these comprehensive changes. Based on our current understanding of the law following a preliminary review, we estimated significant impacts to our fourth quarter and full year 2017 earnings. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act.  See “Management’s Discussion and Analysis—Investments, Liquidity and Capital Resources” and Note 7 to our Consolidated Financial Statements for more details. We are also subject to audits in various jurisdictions and may be assessed additional taxes as a consequence of an audit.
Canadian provincial tax authorities have challenged our tax positions and assessed additional taxes on us, which are described in Note 7 of our Consolidated Financial Statements. These tax assessments and future tax assessments could be material if the disputes are not resolved in our favor.
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
In connection with our dispute of tax assessments made by Canadian provincial tax authorities (described in Note 7 of our Consolidated Financial Statements), we are required to post and maintain financial performance bonds. In addition, as part of our business operations, we are required to maintain financial surety or performance bonds with certain of our North American deicing customers and to fund mine reclamation and site cleanup following the ultimate closure of our mines. We incur costs to maintain these financial assurance bonds and failure to satisfy these financial assurance requirements could materially affect our business, the results of our operations and our financial condition.

If our customers are unable to access credit, they may be not be able to purchase our products. In addition, we extend trade credit to certain customers and guarantee financing that certain customers use to purchase our products. The results of our operations may be adversely affected if customers default on these obligations.
Some of our customers require access to credit in order to purchase our products. A lack of available credit to customers, due to global or local economic conditions or for other reasons, could adversely affect demand for our products and the sales of our products.
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
We have regularly declared and paid quarterly cash dividends on our common stock consistently since becoming a public company. Any future payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to pay dividends on our common stock. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries.
Certain agreements governing our indebtedness contain limitations on our ability to pay dividends (including regular annual dividends). Among other things, dividends to stockholders are limited in the aggregate to $100 million plus 50% of the preceding

23	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

year net income (as defined in our credit facility). In addition, our total leverage ratio was 4.3x as of December 31, 2017 and we may be restricted from paying dividends to our stockholders if our total leverage ratio exceeds 5.0x (for quarters ending on or before September 30, 2018) or 4.5x (for quarters ending after September 30, 2018). We may also be restricted from paying dividends to our stockholders if a default or event of default has occurred and is continuing under our credit agreement. We cannot provide assurances that the agreements governing our current and future indebtedness will permit us to pay dividends on our common stock.

Competition, Sales and Pricing Risks

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
Changes in competitors’ production, geographic or marketing focus could have a material impact on our business. We face global competition from new and existing competitors who have entered or may enter the markets in which we sell, particularly in our plant nutrition business. Some of our competitors may have greater financial and other resources than we do or are more diversified, making them less vulnerable to industry downturns and better positioned to pursue new expansion and development opportunities. Our competitive position could suffer if we are unable to expand our operations through investments in new or existing operations or through acquisitions, joint ventures or partnerships.

Risks associated with our international operations and sales could adversely affect our business and earnings.
We have significant operations in Canada, Brazil and the U.K. Our 2017 sales outside the U.S. were 47% of our total 2017 sales. Our overall success as a global business depends on our ability to operate successfully in differing economic, political and cultural conditions. Our international operations and sales are subject to numerous risks and uncertainties, including:

•	economic developments including changes in currency exchange rates, inflation risks, exchange controls, tariffs, other trade protection measures and import or export licensing requirements;

•	difficulties and costs associated with complying with laws, treaties and regulations, including tax laws and labor regulations, and changes to laws, treaties and regulations;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses;

•	restrictions on our ability to repatriate earnings from our subsidiaries or the imposition of withholding taxes on remittances and other payments by subsidiaries; and

•	political developments, government deadlock, political instability, political activism, terrorist activities, civil unrest and international conflicts.
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

24	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Customer expectations about agricultural economics may impact the demand for our products. Growers’ decisions to purchase plant nutrition products and the application rate for plant nutrition products depend on many factors, including expected grower income, crop prices, plant nutrition prices and nutrient levels in the soil. Customers are more likely to decrease purchases and application rates when they expect declining agricultural economics or relatively high plant nutrition costs, other input costs and soil nutrient levels. This variability can materially impact our prices and volumes.

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
Demand for our products in the agricultural sector is affected by crop prices, crop selection, planted acreage, application rates, crop yields, product acceptance, population growth and changes in dietary habits, among other things. Supply is affected by available capacity, operating rates, raw material costs and availability, feasible transportation, government policies and global trade. In addition, the demand and price of plant nutrition products can be affected by factors such as plant disease. For example, Asian soybean rust has in certain years affected soybean crops in Brazil and the United States, reducing demand for plant nutrition products.
MOP is the least expensive form of potash fertilizer and, consequently, it is the most widely used potassium source for most crops. SOP is utilized by growers for many high-value crops, especially crops for which low-chloride content fertilizers or the presence of sulfur improves quality and yield, such as almonds and other tree nuts, avocados, citrus, lettuce, tobacco, grapes, strawberries and other berries. Lower prices or demand for these crops could adversely affect demand for our products and the results of our operations.
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
Transportation and handling costs are a significant component of our total product cost, particularly for our salt products. The high relative cost of transportation favors producers whose mines or facilities are located near the customers they serve. We contract bulk shipping vessels, barges, trucking and rail services to move our products from our production facilities to distribution outlets and customers. A reduction in the dependability or availability of transportation services, a significant increase in transportation service rates, adverse weather and changes to water levels on the waterways we use could impair our ability to deliver our products economically to our customers or expand our markets. For example, if the Mississippi river were to flood significantly, barges may be unable to traverse the river system and we may be prevented from timely delivering our salt products to our customers, which could increase costs to deliver our products and adversely impact our ability to fulfill our contracts, resulting in significant contractual penalties and loss of customers.
In addition, diesel fuel is a significant component of our transportation costs. Some of our customer contracts allow for full or partial recovery of changes in diesel fuel costs through an adjustment to the selling price. However, a significant increase in the price of diesel fuel that is not passed through to our customers could materially increase our costs and adversely affect our financial results.
Significant transportation costs relative to the cost of certain of our products, including our salt products and certain products sold by our Plant Nutrition South America segment, limit our ability to increase our market share or serve new markets.

The demand for our products is seasonal.
The demand for our salt and plant nutrition products is seasonal, and the degree of seasonality can change significantly from year to year due to weather conditions, including the number of snow events, rainfall and other factors.
Our salt deicing business is seasonal. On average, in each of the last three years, approximately two-thirds of our deicing product sales occurred during the North American and European winter months of November through March. Winter weather events are not predictable, yet we must stand ready to deliver deicing products to local communities with little advance notice under the requirements of our highway deicing contracts. As a result, we attempt to stockpile our highway deicing salt throughout the year to meet estimated demand for the winter season. Failure to deliver under our highway deicing contracts may result in

25	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

significant financial penalties under those contracts and could lead to future loss of customers in geographies we serve. Servicing markets typically serviced by one production facility with product from an alternative facility may add logistics and other costs and reduce profitability.
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
If seasonal demand is greater than we expect, we may experience product shortages, and our customers may turn to our competitors for products that they would otherwise have purchased from us. If seasonal demand is less than we expect, we may have excess inventory to be stored (in which case we may incur increased storage costs) or liquidated (in which case the selling price may be below our costs). If prices for our products rapidly decrease, we may be subject to inventory write-downs. Our inventories may also become impaired through obsolescence or the quality may be impaired if our inventories are not stored properly. Low seasonal demand could also lead to increased unit costs.

Legal, Regulatory and Compliance Risks

Our operations depend on our rights and governmental authorizations to mine and operate our properties.
We hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities. A decision by a governmental agency to revoke, substantially modify, deny or delay renewal of or apply conditions to an existing permit, license or approval could have a material adverse effect on our ability to continue operations at the affected facility and result in significant costs. For example, certain indigenous groups have challenged the Canadian government’s ownership of the land under which our Goderich, Ontario mine is operated. There can be no assurances that the Canadian government’s ownership will be upheld or that our existing mining and operating permits will not be revoked or otherwise affected. In addition, although we do not engage in fracking, laws and regulations targeting fracking could lead to increased permit requirements and compliance costs for non-fracking operations, including our salt operations, which require permitted wastewater disposal wells.
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
Various laws and regulations associated with our international operations are complex and increase our cost of doing business. These laws and regulations include import and export requirements, anti-competition regulations and anti-corruption laws such as the FCPA, the Brazilian Clean Companies Act and the U.K. Bribery Act. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors or customers will not take actions in violation of these laws. Any violations of these laws could subject us to civil or criminal penalties, including fines or prohibitions on our ability to offer our products in one or more countries, debarment from government contracts (and termination of existing contracts) and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, changes to trade or anti-competition laws could affect our operating practices or impose liability on us in a manner that could materially adversely affect our business, financial condition and results of operations.

We are subject to EHS laws and regulations which could become more stringent and adversely affect our business.
Our operations are subject to an evolving set of international, national, federal, foreign, state, provincial and local EHS laws and regulations. New or proposed EHS regulatory programs, as well as future interpretations and enforcement of existing EHS laws and regulations, may require modification to our facilities, substantial increases in equipment and operating costs or

26	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

interruptions, modifications or a termination of operations, which may involve significant capital costs or increases in operating costs.
For example, governmental initiatives to limit greenhouse gas emissions under consideration and future initiatives could, if adopted, restrict our operations and require us to make capital expenditures to be compliant with these initiatives. We are also impacted by the Clean Air Act and other EHS laws and regulations that regulate air emissions. These regulatory programs may require us to install expensive emissions abatement equipment, modify our operational practices, obtain additional permits or make other expenditures. Our Ogden, Utah, facility is located in an area expected to be of continued focus by the Utah Air Quality Board with respect to certain air emissions under the Clean Air Act.
In addition, if new Clean Water Act regulations are adopted or increased compliance obligations are imposed on existing regulations, we could be adversely affected. For example, a significant portion of our salt products are distributed through salt depots owned and operated by third parties. If these depots are required to adopt more stringent stormwater management practices or are subject to increased compliance requirements under existing Clean Water Act regulations, these depots may pass on any increased costs to us, exit the depot business (requiring us to find new depot partners or establish Company-owned depots) or otherwise cause an adverse impact to our ability to deliver salt to our customers. Additionally, governmental agencies could restrict the use of road salt for highway deicing purposes. See “Environmental, Health and Safety Matters” in Item 1 of this Annual Report for more information about EHS laws and regulations affecting us and their potential impact on us.

We could incur significant environmental liabilities with respect to our current, future or former facilities, adjacent or nearby third-party facilities or off-site disposal locations.
Risks of environmental liabilities is inherent in our current and former operations. At many of our past and present facilities, releases and disposals of regulated substances have occurred and could occur in the future, which could require us to investigate, undertake or pay for remediation activities under CERCLA and other similar EHS laws and regulations. The use, handling, disposal and remediation of hazardous substances currently or formerly used by us, or the liabilities arising from past releases of, or exposure to, hazardous substances may result in future expenditures that could materially and adversely affect our financial results, cash flows or financial condition. Our facilities are also subject to laws and regulations which require us to monitor and detect potential environmental hazards and damages. Our procedures and controls may not be sufficient to timely identify and protect against potential environmental damages and related costs.
We record accruals for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. For example, we have ongoing investigation and remediation activities at our Kenosha, Wisconsin plant, which are described in Note 11 of our Consolidated Financial Statements. However, the extent and costs of any environmental investigation or remediation activities are inherently uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.
Additionally, we previously sold a portion of our U.K. salt mine to a third party, which operates a waste management business. The third party’s business, under governmental permits, is allowed to securely dispose certain hazardous waste at the property they own and they pay us fees for engaging in this activity. We also operate a mercury cell facility at our Igarassu facility. We could incur future expenditures to address risks related to this hazardous waste disposal and mercury use or to remediate any contamination. See “Environmental, Health and Safety Matters” in Item 1 of this Annual Report for more information about CERCLA and other EHS laws and regulations affecting us and their potential impact on us.

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

27	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with defending our intellectual property rights could be significant.

We may face significant product liability claims and product recalls, which could harm our business and reputation.
We face exposure to product liability and other claims if our products cause harm, are alleged to have caused harm or have the potential to cause harm to consumers. In addition, our products or products manufactured by our customers using our products could be subject to a product recall as a result of product contamination, our failure to meet product specifications or other causes. For example, our customers use our food-grade salt products in food items they produce, such as cheese and bread, which could be subject to a product recall if our products are contaminated or adulterated. Similarly, the use and application of our animal feed and plant nutrition products could result in a product recall if it were alleged that they were contaminated. Additionally, our production and sale of water treatment chemicals and other chemical solutions products could result in contaminants entering waterways and the public water system, leading to significant liabilities and costs.
A product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and production delays to identify the underlying cause of the recall. We could be held liable for costs related to our customers’ product recall if our products cause the recall or other product liability claims if our products cause harm to our customers. Additionally, a significant product liability case, product recall or failure to meet product specifications could result in adverse publicity, harm to our brand and reputation and significant costs, which could have a material adverse effect on our business and financial performance.

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
Our global business is subject to the requirements of federal, state, local and foreign laws, regulations and regulatory authorities as well as industry standard-setting authorities. Changes in the standards and requirements imposed by these laws, regulations and authorities could negatively affect our ability to serve our customers and our business. In the event that we are unable to meet any new or modified standards when adopted, our business could be adversely affected.
For example, if significant import duties were imposed on the salt we import into the U.S. from our Goderich mine, or if we were unable to include the transfer price of such salt in the cost of goods sold for tax purposes, our financial condition and operating results would be materially adversely affected. In addition, failure to comply with applicable laws and regulations could preclude us from conducting business with governmental entities and lead to penalties, injunctions, civil remedies or fines.

Strategic and General Business Risks

We may not successfully implement our strategies.
Our success depends, to a significant extent, on successful implementation of our business strategies, including our growth strategy, our efforts to increase the balance between our salt and plant nutrition businesses, our cost savings initiatives and the other strategies described in Item 1 of this Annual Report. We cannot assure that we will be able to successfully implement our strategies or, if successfully implemented, we may not realize the expected benefits of our strategies. Although we make substantial investments in research and development, we cannot be certain that we will be able to develop, obtain or successfully implement new products or technologies on a timely basis or that they will be well-received by our customers. Moreover, our investments in new products and technologies involve certain risks and uncertainties and could disrupt our ongoing business. New investments may not generate sufficient revenue, may incur unanticipated liabilities and may divert our limited resources and distract management from our current operations. We cannot be certain that our ongoing investments in new products and technologies will be successful, will meet our expectations and will not adversely affect our reputation, financial condition and operating results.

We may not be able to expand our business through acquisitions, and acquisitions may not perform as expected. We may not successfully integrate acquired businesses and anticipated benefits may not be realized.
Our business strategy includes supplementing organic growth with acquisitions of complementary businesses. We may not have acquisition opportunities because we may not identify suitable businesses to acquire, we compete with other potential buyers,

28	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

we may not have or be able to obtain suitable financing for an acquisition and we may be hindered by competition and regulatory laws. If we cannot make acquisitions, our business growth may be limited.
Acquisitions of new businesses, including our October 2016 Produquímica acquisition, may not perform as expected, may not positively impact our financial performance and could increase our debt obligations. Acquisitions involve significant risks and uncertainties, including diversion of management attention, greater than expected liabilities and expenses, inadequate return of capital and unidentified issues not discovered in our due diligence.
Our ability to realize benefits from our recent Produquímica acquisition depends on several factors, including the growth and health of the Brazilian and international agribusiness industry, our ability to innovate and develop new products, the continued demand for innovative specialty plant nutrition products and successful geographical expansion inside and outside Brazil. We may not successfully implement our proposed business strategies, which could cause a material adverse effect on our business, financial condition and results of operations.
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

If our computer systems, information technology or operations technology are compromised, our ability to conduct our business will be adversely impacted.
We rely on computer systems, information technology and operations technology to conduct our business, including cash management, order entry, invoicing, plant operations, vendor payments, employee salaries and recordkeeping, inventory and asset management, shipping of products, and communication with employees and customers. We also use our systems to analyze and communicate our operating results and other data to internal and external recipients. In 2017, we implemented a comprehensive update to our enterprise resource planning system that impacts substantially all of our key processes. Any implementation issues could have adverse effects on our ability to properly capture, process and report financial transactions, distribute our products, invoice and collect from our customers and pay our vendors and could lead to increased expenditures or operational disruptions. We may be susceptible to cyber-attacks, computer viruses and other technological disruptions. A material failure or interruption of access to our computer systems for an extended period of time or the loss of confidential or proprietary data could adversely affect our operations, reputation and regulatory compliance. While we have mitigation and data recovery plans in place, it is possible that significant capital investment and time may be required to correct any of these issues. The additional capital investment needed to prevent or correct any of these issues may negatively impact our business, financial condition and results of operations.

Our business is dependent upon highly skilled personnel, and the loss of key personnel may have a material adverse effect on our performance.
Our business is dependent on our ability to attract, develop and retain highly skilled personnel. We may not be able to attract, develop and retain the personnel necessary for the efficient operation of our business, and our inability to do so could result in decreased productivity and efficiency, higher costs, the use of less-qualified personnel and reputational harm, which may have a material adverse effect on our performance. The loss of certain key employees could damage critical customer relationships, result in the loss of vital institutional knowledge, experience and expertise, and impact our ability to successfully operate our business and execute our business strategy. We may not be able to find qualified replacements for these key positions and the integration of replacements may be disruptive to our business. In addition, the loss of our key employees who have in depth knowledge of our research and development, mining or manufacturing processes could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our processes or share our confidential information.

Future climate change could adversely affect us.
The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities and changing temperature levels. These changes could be severe and vary by geographic location. These changes could negatively impact customer demand for our products and our costs and ability to produce our products. For example, prolonged period of mild winter weather could reduce the market for deicing products. Drought conditions could similarly impact demand for our plant nutrition products. In addition, potential climate change regulations or other carbon or emissions taxes could result in higher costs.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

29	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 2.	PROPERTIES

Information regarding our plants and properties is included in Item 1, “Business,” of this report.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in the legal proceedings described in Note 7 and Note 11 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

Executive Officers of the Registrant
The following table sets forth the name and position of each person who is an executive officer as of December 31, 2017, and as of the date of the filing of this report. The table sets forth each person’s age as of the date of the filing of this report.

Name	Age	Position
Francis J. Malecha	53	President, Chief Executive Officer and Director
James D. Standen	42	Chief Financial Officer
Steven N. Berger	52	Senior Vice President, Corporate Services
S. Bradley Griffith	50	Senior Vice President, Plant Nutrition
Anthony J. Sepich	46	Senior Vice President, Salt
Diana C. Toman	39	Senior Vice President, General Counsel and Corporate Secretary

Francis J. Malecha, President and Chief Executive Officer, joined Compass Minerals and assumed his current position in January 2013. Mr. Malecha has also served as a member of the Company’s board of directors since January 2013. He came to Compass Minerals with more than 25 years of experience in agribusiness. From 2000 to 2013, Mr. Malecha worked at Viterra Inc., a global agribusiness company. Viterra was acquired by Glencore International plc in December 2012, at which time Mr. Malecha was named Head of Agricultural Products, North America. He served as Chief Operating Officer-Grain from 2007 to 2012 and served as Senior Vice President-Grain and Vice President-Grain Merchandising & Transportation from 2000 to 2007. Prior to Viterra, Mr. Malecha spent 15 years working in the grain division of General Mills, Inc.

James D. Standen, Chief Financial Officer, joined Compass Minerals in March 2006 and assumed his current position in August 2017. Prior to this position, Mr. Standen served as the Company’s Interim Chief Financial Officer and Treasurer starting in April 2017. He also served as the Company’s Vice President, Finance and Treasurer from October 2016 to April 2017, as Treasurer from July 2011 to October 2016 and as Assistant Treasurer from April 2006 to June 2011. Prior to joining the Company, Mr. Standen spent six years at Kansas City Southern in various finance roles after spending two years with the public accounting firm Mayer Hoffman McCann P.C.

Steven N. Berger, Senior Vice President, Corporate Services, joined Compass Minerals in March 2013 and assumed his current position in June 2013. Prior to his current position, Mr. Berger served as the Company’s Vice President, Human Resources. From December 2007 to March 2013, Mr. Berger worked at Viterra Inc., a global agribusiness company, where he was responsible for human resources and other corporate functions. In prior roles, he served as a Senior Executive at Accenture and a Principal at A.T. Kearney.

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

30	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Anthony J. Sepich, Senior Vice President, Salt, joined Compass Minerals and assumed his current role in November 2016. Mr. Sepich came to Compass Minerals from Archer Daniels Midland Company (“ADM”), one of the world’s largest agricultural processors, where he most recently served as President of ADM Corn Europe. He joined ADM in 1997 and served in a number of capacities, primarily in ADM’s cocoa division, where he held positions in risk management and sales, including Vice President of Sales.

Diana C. Toman, Senior Vice President, General Counsel and Corporate Secretary, joined Compass Minerals and assumed her current role in November 2015. From March 2010 to October 2015, Ms. Toman worked at General Cable Corporation, a global wire and cable manufacturing company, most recently as Vice President, Strategy and General Counsel, Asia Pacific and Africa based in Thailand. Ms. Toman served as legal counsel with increasing levels of responsibility at Gardner Denver, Inc. from 2006 to 2010 and Waddell & Reed Financial, Inc. from 2003 to 2006. She began her career as an attorney with the law firm of Levy & Craig, P.C.

31	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP. The following chart sets forth the high and low closing prices per share for each quarter of the years ended December 31, 2017 and 2016.

HOLDERS

On February 23, 2018, the number of holders of record of our common stock was 109.

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
The Company paid quarterly dividends totaling $2.88 and $2.78 per share in 2017 and 2016, respectively. On February 13, 2018, our board of directors declared a quarterly cash dividend of $0.72 per share on our outstanding common stock, unchanged from the quarterly cash dividends paid in 2017. The dividend will be paid on March 15, 2018, to stockholders of record as of the close of business on March 1, 2018.

32	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2017, concerning our common stock authorized for issuance under our equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding securities	Weighted-average exercise price of outstanding securities	Number of securities available for issuance under plan

Equity compensation plans approved by shareholders:
Stock options	562,877	$75.89
Restricted stock units	70,856	N/A
Performance stock units	112,036	N/A
Deferred stock units	79,711	N/A
Total securities under approved plans(a)	825,480		2,193,752
Equity compensation plans not approved by shareholders(b):
Deferred stock units	17,775	N/A
Total	843,255		2,193,752

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

33	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Sales	$1,364.4	$1,138.0	$1,098.7	$1,282.5	$1,129.6
Shipping and handling cost	267.5	244.9	261.5	337.7	301.7
Product cost(a)(c)	661.5	509.4	433.1	449.1	471.5
Depreciation, depletion and amortization(b)	122.2	90.3	78.3	78.0	73.0
Selling, general and administrative expenses	167.4	124.9	108.7	110.4	100.4
Operating earnings(c)	159.2	174.6	221.4	311.0	185.6
Interest expense	52.9	34.1	21.5	20.1	17.9
Net earnings from continuing operations(c)	42.7	162.7	159.2	217.9	130.8
Net earnings available for common stock(c)	42.2	161.9	158.2	216.4	129.8
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,819	33,776	33,677	33,557	33,403
Diluted	33,820	33,780	33,692	33,581	33,420
Net earnings from continuing operations per share:
Basic	$1.25	$4.79	$4.70	$6.45	$3.89
Diluted	1.25	4.79	4.69	6.44	3.88
Cash dividends declared per share	2.88	2.78	2.64	2.40	2.18
Balance Sheet Data (at year end):
Total cash and cash equivalents	$36.6	$77.4	$58.4	$266.8	$159.6
Total assets(d)	2,571.0	2,466.5	1,624.8	1,632.2	1,401.7
Total debt(d)	1,362.5	1,325.0	722.9	621.4	475.5
Other Financial Data:
Ratio of earnings to fixed charges(e)	2.50x	5.73x	9.04x	13.51x	9.22x

(a)	“Product cost” is presented exclusive of depreciation, depletion and amortization.

(b)	Depreciation, depletion and amortization include amounts also included in selling, general and administrative expenses.

(c)
In the fourth quarter of 2017, we recorded a net charge of $46.8 million in connection with the U.S. Tax Cuts and Jobs Act and $13.8 million related to a tax settlement with the U.S. and Canadian tax authorities. In addition, we released approximately $25 million of valuation allowances related to our Brazilian deferred tax assets (see Note 7 to our Consolidated Financial Statements for further discussion regarding these items). In the fourth quarter of 2016, we recognized a gain of $59.3 million related to the remeasurement of our previously held equity investment in Produquímica (see Note 3 to our Consolidated Financial Statements). In the third quarter of 2014, we recognized a gain of $83.3 million ($60.6 million, net of taxes) from an insurance settlement relating to damage sustained as a result of a tornado that struck our rock salt mine and evaporation plant in Goderich, Ontario in 2011. We recognized $82.3 million of the gain in product cost and $1.0 million of the gain in selling, general and administrative expenses in the Consolidated Statements of Operations. In the fourth quarter of 2013, we recognized a gain of $9.0 million ($5.7 million, net of taxes) from the settlement of an insurance claim resulting from a loss of mineral-concentrated brine due to an asset failure at our solar evaporation ponds in 2010 and a charge of $4.7 million ($2.8 million, net of taxes) from a ruling against us related to a labor matter.

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

34	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses; specialty plant nutrition minerals that improve the quality and yield of crops; and specialty chemicals for water treatment and other industrial processes. As of December 31, 2017, we operated 22 production and packaging facilities, including:

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
Our plant nutrition business produces and markets specialty plant nutrition products worldwide to distributors and retailers of crop inputs, as well as growers. Our principal plant nutrition product in our Plant Nutrition North America segment is SOP, which we market under the trade name Protassium+. We also sell various premium micronutrient products under our Wolf Trax brand.
Our Plant Nutrition South America segment operates two primary businesses in Brazil—agricultural productivity, which manufactures and distributes a broad offering of specialty plant nutrition solution-based products, and chemical solutions, which manufactures and markets specialty chemicals, primarily for the water treatment industry and for use in other industrial processes (see Note 3 to our Consolidated Financial Statements for more information).
We focus on building intrinsic value by growing our earnings before interest, taxes, depreciation and amortization (“EBITDA”) and by improving our asset quality. We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.

Consolidated Results of Operations

35	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable GAAP financial measure and the reasons we use this non-GAAP measure.

CONSOLIDATED RESULTS COMMENTARY: 2016 – 2017

•
Total sales increased 20%, or $226.4 million, due to the impact of a full year of Produquímica sales and an increase in Plant Nutrition North America segment sales. This increase was partially offset by a decline in Salt segment sales.

•
Operating earnings decreased 9%, or $15.4 million, due to lower Salt segment operating earnings, partially offset by the inclusion of Produquímica in our operating results and an increase in Plant Nutrition North America operating earnings.

•
Diluted earnings per share decreased 74%, or $3.54. Diluted earnings per share in 2017 was negatively impacted by a charge of $46.8 million for the impact of the U.S. Tax Cuts and Jobs Act (the “Act,” which is commonly referred to as “U.S. tax reform”), legislation enacted in December 2017 and other tax related items (see Note 7 to our Consolidated Financial Statements). In contrast, 2016 diluted earnings per share was positively impacted by a $59.3 million gain as a result of remeasuring our prior equity investment in Produquímica held before the business combination (see Note 3 to our Consolidated Financial Statements).

•	EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 4%, or $11.5 million.

CONSOLIDATED RESULTS COMMENTARY: 2015 – 2016

•
Total sales increased 4%, or $39.3 million, due to the contribution during the fourth quarter of 2016 from the acquisition of Produquímica. This increase was partially offset by lower sales in both the Salt and Plant Nutrition North America segments.

•	Operating earnings decreased 21%, or $46.8 million, due to lower operating earnings in the Plant Nutrition North America and Salt segments.

•
Diluted earnings per share increased 2%, or $0.10. Diluted earnings per share in 2016 was positively impacted by a $59.3 million gain on the remeasurement of our previously held equity investment in Produquímica.

•	Adjusted EBITDA* decreased 8%, or $24.7 million.

36	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

GROSS PROFIT & GROSS MARGIN COMMENTARY: 2016 – 2017

Gross Profit: Increased 9%, or $27.1 million; Gross Margin decreased 2 percentage points to 24% from 26%

•	The plant nutrition business, on a combined basis, contributed $86.0 million to the increase in gross profit primarily due to the full-year inclusion of Produquímica in our operating results.

•
Gross profit for Plant Nutrition North America was favorably impacted by higher sales volumes and lower per-unit product costs, which were partially offset by increased per-unit shipping and handling costs and higher depreciation expense during 2017.

•
A $61.6 million decrease in Salt segment gross margin partially offset the combined plant nutrition business’ increase. The decrease resulted from lower sales volumes, increased per-unit product and increased shipping and handling costs, and higher depreciation expense.

GROSS PROFIT & GROSS MARGIN COMMENTARY: 2015 – 2016

Gross Profit: Decreased 9%, or $30.6 million; Gross Margin decreased 4 percentage points to 26% from 30%

•	Salt gross profit declined $17.1 million primarily due to reduced sales prices and higher per-unit production costs. The decrease was partially offset by lower logistics costs.

•
The plant nutrition business, on a combined basis, contributed $10.8 million to the decrease in gross profit primarily due to lower average sales prices realized in our Plant Nutrition North America segment, partially offset by the inclusion of the results from Produquímica following the acquisition in October 2016.

•	In addition, Plant Nutrition North America experienced higher per-unit shipping and handling costs.

OTHER EXPENSES AND INCOME COMMENTARY: 2016 – 2017

SG&A: Increased $42.5 million, which represented a 1.3 percentage points of sales increase to 12.3% from 11.0%

•
The increase in SG&A expense was primarily due to the full year inclusion of Produquímica in our operating results in 2017 and approximately $2 million in higher corporate depreciation related to a significant software system upgrade.

•	In addition, we incurred charges of approximately $2 million related to ongoing restructuring activities primarily impacting corporate SG&A.

Interest Expense: Increased $18.8 million to $52.9 million

•
The increase was primarily due to our higher aggregate debt level driven by the acquisition of Produquímica, which was partially offset by lower interest rates due to the refinancing of our term loans and revolving credit facility in April 2016.

Net (Earnings) Loss in Equity Investee: Increased from a loss of $1.4 million to earnings of $0.8 million

•
The $0.8 million of earnings in 2017 represents our share of Fermavi Eletroquímica Ltda.’s (“Fermavi”) net earnings. As a result of the full acquisition of Produquímica, we hold a 50% interest in Fermavi, which was previously held by Produquímica.

•	The $1.4 million loss in 2016 was primarily comprised of our share of Produquímica’s net loss based on our initial 35% equity interest in Produquímica prior to the full acquisition.

Gain from Remeasurement of Equity Method Investment

•
We recognized a gain of $59.3 million in 2016 related to our previously held equity investment in Produquímica, which was remeasured to fair value upon our full acquisition of the business in October 2016.

Other Expense (Income), Net: Increased $3.3 million to $4.4 million

•	The increase was primarily due to foreign exchange losses of $7.1 million in 2017, compared to losses of $0.1 million in 2016.

•	The increase was partially offset by the inclusion of $3.0 million of refinancing fees in 2016 and increased interest income in 2017.

Income Tax Expense: Increased $25.4 million to $60.0 million

•
Income tax expense and our income tax rate increased in 2017 due to the impact of U.S. tax reform, which resulted in an increase in tax expense of $46.8 million, and due to a tax settlement agreement. These increases were partially offset by the release of valuation allowances related to our Brazil business.

•
Our effective tax rate was 58% in 2017 and 18% in 2016. Our effective tax rates were impacted by U.S. tax reform and a tax settlement agreement in 2017 and the non-taxable gain recognized from the remeasurement of our previously held equity investment in Produquímica in 2016.

37	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

OTHER EXPENSES AND INCOME COMMENTARY: 2015 – 2016

SG&A: Increased $16.2 million, which represented a 1.1 percentage points of sales increase to 9.9% from 11.0%

•
The increase in expense was due to the inclusion of Produquímica’s results and higher expenses in our Plant Nutrition North America segment due to the $3.1 million partial impairment of our Wolf Trax trade name and corporate restructuring costs.

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

Net (Earnings) Loss in Equity Investee: Loss of $1.4 million

•	The $1.4 million in 2016 was primarily comprised of our share of Produquímica’s net loss based on our initial 35% equity interest in Produquímica prior to the full acquisition.

Gain from Remeasurement of Equity Method Investment: $59.3 million

•	We recognized a gain of $59.3 million related to our previously held equity investment in Produquímica, which was remeasured to fair value upon our full acquisition of the business in October 2016.

Other Expense (Income), Net: Increased from income of $14.6 million to an expense of $1.1 million

•
The shift to a net expense in 2016 from net income in 2015 was primarily attributable to foreign exchange gains of $13.9 million in 2015 compared to losses of $0.1 million in 2016 and $3.0 million of expenses related to our debt refinancing in 2016.

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

Operating Segment Performance
The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments for the years ended December 31, 2017, 2016 and 2015. Sales primarily include revenues from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.
The results of operations of the consolidated records management business and other incidental revenues include sales of $10.2 million, $9.6 million and $11.3 million for 2017, 2016 and 2015, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

38	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SALT SEGMENT RESULTS

	2017	2016	2015
Salt Sales (in millions)	$769.2	$811.9	$849.0
Salt Operating Earnings (in millions)	$138.0	$200.6	$215.2
Salt Sales Volumes (thousands of tons)
Highway deicing	8,565	8,966	8,854
Consumer and industrial	2,035	2,147	2,215
Total tons sold	10,600	11,113	11,069
Average Salt Sales Price (per ton)
Highway deicing	$53.13	$54.73	$58.62
Consumer and industrial	$154.34	$149.63	$148.98
Combined	$72.56	$73.06	$76.70

SALT SEGMENT RESULTS COMMENTARY: 2016 – 2017

•
Salt sales decreased 5%, or $42.7 million, due to lower highway deicing and consumer and industrial sales volumes and lower highway deicing average sales prices. This decrease was partially offset by higher consumer and industrial average sales prices.

•
Salt sales volumes decreased 5%, or 513,000 tons, and contributed approximately $39 million to the decline in Salt segment sales. Highway deicing sales volumes decreased 4% and consumer and industrial sales volumes decreased 5% primarily due to the carryover impact of two consecutive mild winters, which resulted in increased customer deicing inventories.

•
Salt average sales price decreased 1% and contributed approximately $4 million to the decrease in Salt segment sales. The decrease in average sales price was due to a decrease in highway deicing average sales prices, partially offset by an increase in consumer and industrial average sales prices.

•
Highway deicing average sales prices decreased 3%, primarily as a result of lower North American highway deicing bid prices for the 2016-2017 winter season partially offset by favorable geographic sales mix in the fourth quarter of 2017. Consumer and industrial average sales prices increased 3% due to price increases introduced in 2016 as well as an improvement in product sales mix.

•	Salt operating earnings decreased 31%, or $62.6 million, primarily due to higher per-unit product and logistics costs, lower average sales prices and higher depreciation expense.

•
We experienced lower mine operating rates throughout 2016 due to high deicing inventory and unplanned downtime at our Goderich mine in the fourth quarter of 2016, which increased 2017 per-unit product costs.

•	In addition, restructuring costs related to our cost savings initiatives of approximately $2 million during 2017.

SALT SEGMENT RESULTS COMMENTARY: 2015 – 2016

•	Salt sales decreased 4%, or $37.1 million, primarily due to lower average Salt sales prices in 2016.

•	Salt sales volumes were essentially flat with 2015 due to higher North American highway and consumer deicing sales volumes which were partially offset by lower U.K. sales volumes.

•	Salt average sales price decreased 5% and contributed approximately $33 million to the decrease in Salt segment sales and included unfavorable foreign currency exchange rates.

•
Salt operating earnings decreased 7%, or $14.6 million, primarily due to lower average selling prices and higher per-unit production costs resulting from lower operating rates at our mines and unplanned downtime at our Goderich mine.

•	The decrease in Salt operating earnings was partially offset by approximately $25 million of lower logistics costs due to lower fuel rates and improved geographic mix.

39	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PLANT NUTRITION NORTH AMERICA RESULTS

	2017	2016	2015
Plant Nutrition North America Sales (in millions)	$210.0	$203.0	$238.4
Plant Nutrition North America Operating Earnings (in millions)	$27.7	$21.1	$57.9
Plant Nutrition North America Sales Volumes (thousands of tons)	327	313	311
Plant Nutrition North America Average Sales Price (per ton)	$642	$648	$765

PLANT NUTRITION NORTH AMERICA RESULTS COMMENTARY: 2016 – 2017

•	Plant Nutrition North America sales increased 3%, or $7.0 million, primarily due to higher sales volumes partially offset by lower average sales prices.

•	Plant Nutrition North America sales volumes increased 4%, or 14,000 tons, and contributed approximately $9 million to the increase in sales as the North American SOP market stabilized during 2017.

•	Plant Nutrition North America average sales prices decreased 1% which partially offset the increase in sales by approximately $2 million.

•
Plant Nutrition North America operating earnings increased 31%, or $6.6 million, primarily due to a reduction in per-unit product costs, the impact of which was partially offset by unfavorable logistics costs, higher depreciation expense and approximately $1 million of restructuring costs.

PLANT NUTRITION NORTH AMERICA RESULTS COMMENTARY: 2015 – 2016

•	Plant Nutrition North America sales decreased 15%, or $35.4 million, primarily due to lower average sales prices.

•
Plant Nutrition North America average sales price decreased 15% and contributed approximately $37 million to the decrease in Plant Nutrition North America sales. Average sales prices were lower than 2015 due to the depressed agriculture market.

•	Plant Nutrition North America sales volumes increased 1% and partially offset the decrease in sales by approximately $1 million.

•
Plant Nutrition North America operating earnings decreased 64%, or $36.8 million, primarily due to the reduction in average sales prices and an 11% increase in per-unit shipping and handling costs related to higher warehousing costs and an unfavorable geographic sales mix.

PLANT NUTRITION SOUTH AMERICA RESULTS

	2017	2016
Plant Nutrition South America Sales (in millions)	$375.0	$113.5
Plant Nutrition South America Operating Earnings (in millions)	$49.1	$7.4
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	432	122
Chemical solutions	289	72
Total tons sold	721	194
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$632	$713
Chemical solutions	$351	$372
Combined	$520	$587

PLANT NUTRITION SOUTH AMERICA RESULTS COMMENTARY: 2016 – 2017

•
Financial results for 2016 represent consolidated financial information with respect to our Plant Nutrition South America segment from October 3, 2016, the Produquímica acquisition date, through December 31, 2016. As such, 2016 results are not comparable to full-year 2017 consolidated financial results.

•
Plant Nutrition South America’s operating results are impacted by seasonality. Sales volumes are usually higher in the third and fourth quarter and lower in the first and second quarters. See “—Seasonality” for more information.

40	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

OUTLOOK

•	The increase in winter weather events in late December and January is expected to benefit 2018 Salt segment sales. We expect Salt sales volumes to range from 11.8 million to 12.6 million tons in 2018.

•	Salt segment operating margins in the first half of 2018 are expected to be impacted by a combination of high cost carry-over inventory and increased shipping and handling costs.

•	Plant Nutrition North America sales volumes are expected to range from 320,000 to 350,000 tons in 2018.

•
Plant Nutrition North America operating margins in the first half of 2018 are expected to be impacted by increased logistics costs and depreciation expense. The increase in depreciation expense for Plant Nutrition North America is expected to be approximately $10 million on an annual basis for 2018.

•	We expect 2018 Plant Nutrition South America sales volumes to range from 700,000 to 900,000 tons.

•	We expect revenues in the first half of 2018 to be higher than those in 2017 and first half operating margins to be essentially flat compared 2017 for our Plant Nutrition South America segment.

Investments, Liquidity and Capital Resources
Overview
Over the last several years, we have made significant investments in order to strengthen our operational capabilities.

•	We continue to invest in our Goderich mine to increase our annual available salt production capability to nine million tons as demand warrants.

•
We continue to invest in our continuous mining project at our Goderich mine. We shifted all of our Goderich mine production to continuous mining in the fourth quarter of 2017, and we expect this project to generate annual cost savings of approximately $15 million in 2018 and $30 million in 2019 if all efficiencies are realized.

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

•
We recently completed a project to further expand our SOP production capacity at our Ogden facility, which increased our SOP production capacity to approximately 550,000 tons when supplemental KCl feedstock is used. In addition, we have expanded our ability to compact product into various product grades.

•	In October 2016, we acquired the remaining 65% of the issued and outstanding capital stock of Produquímica (see Note 3 to our Consolidated Financial Statements for more information).

•
In 2014, we completed the acquisition of Wolf Trax, Inc., a privately held Canadian corporation. The acquisition enhanced our position as a key supplier for premium plant nutrition products by adding innovative plant nutrient products based upon proprietary and patented technologies.

As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of the credit agreement governing our credit facilities, including the total leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indenture governing our 4.875% Notes, which limits the amount of dividends we can pay to our stockholders. We are in compliance with our debt covenants as of December 31, 2017. See Note 9 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, to pay dividends, to fund smaller acquisitions and to repay our debt. We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2017, we had $28.0 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we have experienced large changes in our working capital requirements from quarter to quarter. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. With the addition of our Plant Nutrition South America segment, we expect a less seasonal distribution of working capital requirements. When needed, we fund short-term working capital requirements by accessing our $300 million revolving credit facility.
Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. In December 2017, U.S tax reform legislation was enacted, including a one-time mandatory tax on previously deferred foreign earnings. As a result, we recorded tax expense of $55.2 million related to this one-time tax, which will be paid over an eight year period. As of December 31, 2017, all non-U.S. undistributed earnings were subject

41	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

to the one-time mandatory tax in the U.S. with the exception of outside basis differences of $59.3 million related to our Brazilian entities. See Note 7 to our Consolidated Financial Statements for a discussion regarding U.S. tax reform.
In addition, the amount of permanently reinvested foreign earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 7 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a federal settlement with Canadian and U.S. tax authorities related to our transfer pricing issues for our 2007-2012 tax years. The agreement will result in intercompany cash payments from our U.S. subsidiary to our Canadian subsidiary of $85.7 million and tax payments to Canadian taxing authorities of $23.4 million with a corresponding tax refund due from U.S. taxing authorities of $21.8 million. The timing of the refund is expected to lag the payment to the Canadian tax authorities by a year or more. There are ongoing challenges by Canadian provincial taxing authorities regarding our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Note 7 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlements.
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
The table below provides a summary our cash flows by category and year.

2017	2016	2015
Operating Activities:
Net cash flows provided by operating activities were $146.9 million.

» Net earnings were $42.7 million.

» Non-cash depreciation and amortization expense was $122.2 million.

» Working capital items were a use of operating cash flows of $6.9 million.

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

Investing Activities:
Net cash flows used by investing activities were $119.0 million. » Included $114.1 million of capital expenditures.
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
Financing Activities:
Net cash flows used by financing activities were $73.4 million.

» Included net proceeds from issuance of debt of $38.7 million, payments of dividends of $97.5 million and payments of $14.7 million related to contingent consideration from the Produquímica acquisition.

Net cash flows provided by financing activities were $314.6 million.

» Included net proceeds from issuance of debt of $416.7 million, payments of dividends of $94.1 million and payments of $8.5 million related to the refinancing of debt.

Net cash flows provided by financing activities were $14.2 million.

» Primarily related to new debt used to finance the Produquímica investment of $100 million, partially offset by the payment of dividends of $89.4 million.

42	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A., “Risk Factors – Our indebtedness and ability to pay our indebtedness could adversely affect our business and financial condition.” Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flow. As discussed in Note 9 to our Consolidated Financial Statements, at December 31, 2017, we had $1.37 billion of outstanding indebtedness consisting of $250.0 million under our 4.875% Notes, $1.01 billion of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $168.9 million borrowed against our revolving credit facility, and $112.9 million of debt related to our Produquímica business in Brazil. Letters of credit totaling $8.4 million as of December 31, 2017, reduced available borrowing capacity under the revolving credit facility to $122.7 million. In the future, including in 2018, we may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes.
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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At December 31, 2017, we had $51.8 million of gross NOL carryforwards ($46.1 million of gross foreign federal NOL carryforwards that have no expiration date and $5.7 million of gross foreign federal NOL carryforwards that expire in 2033) and $0.7 million of net operating tax-effected state NOL carryforwards that expire in 2033.
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

Off-Balance Sheet Arrangements
At December 31, 2017, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

43	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Contractual Obligations
Our contractual cash obligations and commitments as of December 31, 2017, are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2018	2019	2020	2021	2022	Thereafter
Long-term Debt	$1,369.2	$32.1	$89.2	$10.7	$983.0	$2.2	$252.0
Interest(a)	213.0	54.0	52.8	46.1	29.1	12.2	18.8
Capital Lease Obligations(b)	9.6	0.9	0.8	0.9	0.9	0.9	5.2
Operating Leases(b)	38.0	13.1	10.4	5.8	2.2	1.5	5.0
Unconditional Purchase Obligations(c)	59.4	28.4	11.4	10.2	9.4	—	—
Estimated Future Pension Benefit Obligations(d)	67.0	2.8	2.9	3.0	3.1	3.1	52.1
Total Contractual Cash Obligations	$1,756.2	$131.3	$167.5	$76.7	$1,027.7	$19.9	$333.1

Other Commitments	Total	2018	2019	2020	2021	2022	Thereafter
Letters of Credit	$8.4	$8.4	$—	$—	$—	$—	$—
Bank Letter Guarantees(e)	9.2	9.2	—	—	—	—	—
Performance Bonds(e)	124.3	118.6	5.7	—	—	—	—
Total Other Commitments	$141.9	$136.2	$5.7	$—	$—	$—	$—

(a)
Based on maintaining existing debt balances to maturity. Interest on our credit facilities varies with the Eurodollar rate and the base rate. The December 31, 2017 blended rate of 4.0%, including the applicable spread, was used for this calculation for CMI debt. The amounts in the table do not include interest payments of approximately $4 million each year which may be required to be deposited with the taxing authorities if other collateral arrangements cannot be made as long as disputes with Canadian taxing authorities remain outstanding. Note 7 to our Consolidated Financial Statements provides additional information related to our Canadian tax reassessments.

(b)	We lease property and equipment under non-cancelable operating and capital leases for varying periods.

(c)	We have contracts to purchase certain amounts of electricity, equipment and raw materials. In addition, we have minimum throughput commitments in certain depots and warehouses.

(d)	Note 8 to our Consolidated Financial Statements provides additional information.

(e)	Note 11 to our Consolidated Financial Statements provides additional information.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA
 Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas.  In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including restructuring costs, refinancing costs and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

44	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2017	2016	2015
Net earnings	$42.7	$162.7	$159.2
Interest expense	52.9	34.1	21.5
Income tax expense	60.0	34.6	55.3
Depreciation, depletion and amortization	122.2	90.3	78.3
EBITDA	$277.8	$321.7	$314.3
Adjustments to EBITDA:
Restructuring charges	$4.3	$—	$—
Gain from remeasurement of equity method investment	—	(59.3)	—
Business acquisition related items	—	8.4	—
Indefinite-lived intangible asset impairment	—	3.1	—
Fees and premiums paid to redeem debt	—	3.0	—
Other expense (income), net	4.4	(1.9)	(14.6)
Adjusted EBITDA	$286.5	$275.0	$299.7

In 2017, we incurred charges of $4.3 million related to ongoing restructuring activities. Key adjustments in 2016 included a gain of $59.3 million related to the remeasurement of our previously held equity investment in Produquímica (see Note 3 to our Consolidated Financial Statements) and $8.4 million of costs in connection with the acquisition of Produquímica, primarily related to the step-up of finished goods inventory to fair value, which was recorded in product cost as the inventory was sold. In the fourth quarter of 2016, we also partially wrote-down a trade name acquired in our Wolf Trax acquisition. EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. Our 2017, 2016 and 2015 results were unfavorably impacted by mild winter weather in the markets we serve.

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

Mineral Interests – As of December 31, 2017, we maintained $128.4 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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

45	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with applicable U.S. GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. See Note 7 to our Consolidated Financial Statements for further discussion of our income taxes.

Taxes on Foreign Earnings – Our 2017 effective tax rate includes tax expense of $55.2 million related to the one-time mandatory tax on non-U.S. undistributed earnings deemed repatriated under the Act. We consider all non-U.S. earnings to be permanently reinvested outside the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of December 31, 2017, all non-U.S. undistributed earnings were subject to the one-time mandatory tax with the exception of $59.3 million of outside basis differences on Brazilian entities.

U.K. Pension Plan – We have a defined benefit pension plan covering some of our current and former employees in the U.K.  The U.K. pension plan was closed to new participants in 1992. As we elected to freeze our pension plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select the actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding or to increase pension expense or our pension liability. An adverse change of 25 basis points in our discount rate would have increased our projected benefit obligation as of December 31, 2017, by approximately $2.4 million and would decrease our net periodic pension benefit for 2017 by approximately $0.4 million. An adverse change of 25 basis points in our expected return on assets assumption as of December 31, 2017, would decrease our net periodic benefit for 2017 by approximately $0.2 million.
We set our discount rate for our U.K. pension plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over the next 15 to 20 years. Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the pension plan’s available assets and when special early retirement payments or other inducements are made to pensioners. Contributions totaled $0.8 million, $1.4 million and $1.5 million during the years ended December 31, 2017, 2016 and 2015, respectively. If supplemental benefits were approved and granted under the provisions of the plan, or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits. See Note 8 to the Consolidated Financial Statements for additional discussion of our pension plan.

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

Effects of Currency Fluctuations and Inflation
 Our operations outside of the U.S. are conducted primarily in Canada, Brazil and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars, Brazilian reais and British pounds sterling also being significant. We generated 47% of our 2017 sales in foreign currencies, and we incurred 50% of our

46	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2017 total operating expenses in foreign currencies. Additionally, we have approximately $1.11 billion of net assets denominated in foreign currencies. In 2015, the average rate for the U.S. dollar strengthened against the Canadian dollar and the British pound sterling, which had a negative impact on sales, operating earnings and reported assets. In 2016, the average rate for the U.S. dollar strengthened against the British pound sterling and, since the October 2016 Produquímica acquisition date, against the Brazilian real. The average rate for the U.S. dollar weakened against the Canadian dollar in 2016. In 2017, the average rate for the U.S. dollar strengthened against the Brazilian real and weakened against the British pound and the Canadian dollar. Significant changes in the value of the Canadian dollar, Brazilian real or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on our operations, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries and countries in which we operate.

Seasonality
We experience a substantial amount of seasonality in our sales, including our salt deicing product sales. Consequently, our Salt sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we seek to stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.
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

Our business is subject to various types of market risks that include, but are not limited to, interest rate risk, foreign currency risk and commodity pricing risk. Management may take actions to mitigate our exposure to these types of risks including entering into forward purchase contracts and other financial instruments. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes.

Interest Rate Risk
As of December 31, 2017, we had $1.01 billion of debt outstanding under our credit agreement (consisting of term loans and revolving credit facility) and $112.9 million of debt related to our Produquímica business in Brazil, bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of debt outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $11.2 million based upon our debt outstanding as of December 31, 2017. Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2017, a significant portion of the investments in the U.K. pension plan are in bond funds. Changes in interest rates could impact the value of the investments in the pension plan.

Foreign Currency Risk
 In addition to the U.S., we primarily conduct our business in Canada, Brazil and the U.K. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We do not engage in hedging for speculative investment purposes. Any hedging operations may not eliminate or substantially reduce risks associated with fluctuating currencies. See Item 1A., “Risk Factors – Risks associated with our international operations and sales could adversely affect our business and earnings.”
Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $3.9 million impact on our operating earnings for the year ended December 31, 2017. Actual changes in market prices or rates will differ from hypothetical changes.

47	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our Produquímica business in Brazil has U.S. dollar denominated debt. We have entered into foreign currency swap agreements whereby Produquímica has agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, Produquímica’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. We may either continue to hedge this exposure or borrow in Brazilian reais to meet the capital needs of our Brazilian operations.

Commodity Pricing Risk
 We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas. We may hedge up to approximately 90% of our expected natural gas usage. Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences. We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2017, the amount of natural gas hedged with derivative contracts totaled 2.6 million MMBtus, of which 1.6 million expire within one year and 1.0 million expire in the following year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2017 would have increased our cost of sales by approximately $0.4 million. Actual results will vary due to actual changes in market prices and consumption.
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

48	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

49	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Kansas City, Missouri
February 27, 2018

50	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Compass Minerals International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Kansas City, Missouri
February 27, 2018

51	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$36.6	$77.4
Receivables, less allowance for doubtful accounts of $10.9 in 2017 and $9.0 in 2016	344.5	320.9
Inventories	289.9	280.6
Other	66.5	36.1
Total current assets	737.5	715.0
Property, plant and equipment, net	1,138.1	1,092.3
Intangible assets, net	143.6	157.6
Goodwill	405.0	412.2
Investment in equity method investee	24.6	24.9
Other	122.2	64.5
Total assets	$2,571.0	$2,466.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$32.1	$130.2
Accounts payable	123.5	100.8
Accrued expenses	54.4	105.3
Accrued salaries and wages	23.9	22.6
Income taxes payable	25.9	4.4
Accrued interest	8.2	8.7
Total current liabilities	268.0	372.0
Long-term debt, net of current portion	1,330.4	1,194.8
Deferred income taxes, net	127.0	130.8
Other noncurrent liabilities	151.0	51.8
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	102.5	97.1
Treasury stock, at cost — 1,539,763 shares at December 31, 2017 and 1,577,960 shares at December 31, 2016	(2.9)	(3.0)
Retained earnings	672.5	727.5
Accumulated other comprehensive loss	(77.9)	(104.9)
Total stockholders' equity	694.6	717.1
Total liabilities and stockholders' equity	$2,571.0	$2,466.5

The accompanying notes are an integral part of the consolidated financial statements.

52	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2017	2016	2015
Sales	$1,364.4	$1,138.0	$1,098.7
Shipping and handling cost	267.5	244.9	261.5
Product cost	770.3	593.6	507.1
Gross profit	326.6	299.5	330.1
Selling, general and administrative expenses	167.4	124.9	108.7
Operating earnings	159.2	174.6	221.4
Other expense (income):
Interest expense	52.9	34.1	21.5
Net (earnings) loss in equity investee	(0.8)	1.4	—
Gain from remeasurement of equity method investment	—	(59.3)	—
Other, net	4.4	1.1	(14.6)
Earnings before income taxes	102.7	197.3	214.5
Income tax expense	60.0	34.6	55.3
Net earnings	$42.7	$162.7	$159.2
Basic net earnings per common share	$1.25	$4.79	$4.70
Diluted net earnings per common share	$1.25	$4.79	$4.69
Weighted-average common shares outstanding (in thousands):
Basic	33,819	33,776	33,677
Diluted	33,820	33,780	33,692
Cash dividends per share	$2.88	$2.78	$2.64

The accompanying notes are an integral part of the consolidated financial statements.

53	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive Income

	For the Year Ended December 31,
(In millions)	2017	2016	2015
Net earnings	$42.7	$162.7	$159.2
Other comprehensive income (loss):
Unrealized (loss) gain from change in pension costs, net of tax of $0.0, $(0.1) and $(1.2) in 2017, 2016 and 2015	(0.2)	0.1	5.2
Unrealized (loss) gain on cash flow hedges, net of tax of $0.8, $(1.3) and $(0.3) in 2017, 2016 and 2015	(1.5)	2.2	0.4
Cumulative translation adjustment	28.7	1.1	(98.4)
Comprehensive income	$69.7	$166.1	$66.4

The accompanying notes are an integral part of the consolidated financial statements.

54	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2014	$0.4	$82.5	$(3.3)	$589.5	$(15.5)	$653.6
Comprehensive income				159.2	(92.8)	66.4
Dividends on common stock/equity awards		0.2		(89.6)		(89.4)
Income tax benefits from equity awards		0.5				0.5
Stock options exercised		2.4	0.1			2.5
Stock-based compensation		6.1				6.1
Balance, December 31, 2015	$0.4	$91.7	$(3.2)	$659.1	$(108.3)	$639.7
Comprehensive income				162.7	3.4	166.1
Dividends on common stock/equity awards		0.2		(94.3)		(94.1)
Shares issued for stock units		(0.2)	0.2			—
Income tax deficiencies from equity awards		(0.2)				(0.2)
Stock options exercised		0.7				0.7
Stock-based compensation		4.9				4.9
Balance, December 31, 2016	$0.4	$97.1	$(3.0)	$727.5	$(104.9)	$717.1
Comprehensive income				42.7	27.0	69.7
Dividends on common stock/equity awards		0.2		(97.7)		(97.5)
Shares issued for stock units		(0.1)	0.1			—
Stock options exercised		0.3				0.3
Stock-based compensation		5.0				5.0
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6

The accompanying notes are an integral part of the consolidated financial statements.

55	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2017	2016	2015
Cash flows from operating activities:
Net earnings	$42.7	$162.7	$159.2
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	122.2	90.3	78.3
Finance fee amortization	2.2	2.0	1.2
Early extinguishment and refinancing of long-term debt	—	0.7	—
Impairment of intangible asset	—	3.1	—
Stock-based compensation	5.0	4.9	6.1
Deferred income taxes	(16.5)	(11.3)	(0.1)
Net (earnings) loss in equity investee	(0.8)	1.4	—
Gain on settlement of acquisition-related contingent consideration	(1.9)	—	—
Gain from remeasurement of equity method investment	—	(59.3)	—
Other, net	0.9	4.5	4.2
Changes in operating assets and liabilities, net of acquisition:
Receivables	(22.7)	(76.9)	59.0
Inventories	(5.9)	65.1	(90.5)
Other assets	(72.8)	35.4	(11.3)
Accounts payable, income taxes payable and accrued expenses	(3.6)	(56.0)	(65.7)
Other liabilities	98.1	0.7	(2.5)
Net cash provided by operating activities	146.9	167.3	137.9
Cash flows from investing activities:
Capital expenditures	(114.1)	(182.2)	(217.6)
Investment in equity method investee	—	(4.7)	(116.4)
Acquisition of a business, net of cash and cash equivalents acquired	—	(277.7)	—
Other, net	(4.9)	(3.2)	(1.4)
Net cash used in investing activities	(119.0)	(467.8)	(335.4)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	295.8	384.3	50.0
Principal payments on revolving credit facility borrowings	(232.0)	(283.4)	(45.5)
Proceeds from the issuance of long-term debt	98.7	850.9	100.0
Principal payments on long-term debt	(123.8)	(535.1)	(3.9)
Dividends paid	(97.5)	(94.1)	(89.4)
Acquisition-related contingent consideration payment	(14.7)	—	—
Premium and other payments to refinance debt	(0.2)	(2.8)	—
Deferred financing costs	(0.7)	(5.7)	—
Proceeds received from stock option exercises	0.3	0.7	2.5
Excess tax (deficiencies) benefits from equity compensation awards	—	(0.2)	0.5
Other	0.7	—	—
Net cash (used in) provided by financing activities	(73.4)	314.6	14.2
Effect of exchange rate changes on cash and cash equivalents	4.7	4.9	(25.1)
Net change in cash and cash equivalents	(40.8)	19.0	(208.4)
Cash and cash equivalents, beginning of the year	77.4	58.4	266.8
Cash and cash equivalents, end of year	$36.6	$77.4	$58.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$42.7	$26.7	$20.5
Income taxes paid, net of refunds	$27.2	$59.4	$89.4

See Note 3 to the Consolidated Financial Statements for detail regarding the non-cash effects of the 2016 business acquisition.

The accompanying notes are an integral part of the consolidated financial statements.

56	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

b. Basis of Consolidation:
The Company’s consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

c. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss.  The Company recorded foreign exchange gains (losses) of $5.8 million, $15.8 million and $(33.7) million in 2017, 2016 and 2015, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature. Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other expense (income), for the years ended December 31, 2017, 2016 and 2015, were $7.1 million, $0.1 million and $(13.9) million, respectively.

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

g. Inventories:
Inventories are stated at the lower of cost or net realizable value. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of mineral and chemical products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, and plant nutrition and chemical products readily available for sale. Substantially all costs associated with

57	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

the production of finished goods at the Company’s production locations are captured as inventory costs. As required by U.S. GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period. Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

h. Other Current Assets:
In the fourth quarter of 2015, the Company began marketing certain assets used in farming operations. Management remains committed to sell these assets, and the assets continue to be marketed at a reasonable price. The Company has performed an impairment analysis and concluded that the fair market value of these assets exceeds their carrying value. These assets have been recorded in other current assets in the Consolidated Balance Sheets as of December 31, 2017 and 2016. During the fourth quarter of 2016, a $2.2 million loss was recognized to record inventory at the lower of cost or market. The loss is included in product cost in the Consolidated Statement of Operations. The amounts classified as held for sale as of December 31, 2017 include property, plant and equipment of approximately $2.8 million and water rights of approximately $5.2 million. In addition, other current assets as of December 31, 2017 includes $21.8 million of tax refunds from U.S. taxing authorities pursuant to the tax settlement with Canadian and U.S. tax authorities described in Note 7 to the Consolidated Financial Statements. The remaining other amounts included in other current assets as of December 31, 2017 and 2016, respectively, consist principally of prepaid expenses.

i. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests. The mineral interests for the Company’s Winsford U.K. mine are owned. The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Ogden facility and several of its other North American facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases, and the mineral lease expires in 2060 with two additional 25-year renewal periods. The Goderich mine mineral reserve lease expires in 2022 with the Company’s option to renew until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Ogden facility mineral reserve lease renews annually. The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate. The Company’s mineral interests are depleted on a units-of-production basis based upon the latest available mineral study. The weighted average amortization period for the leased probable mineral reserves is 92 years as of December 31, 2017. The Company also owns other mineral properties. The weighted average life for the probable owned mineral reserves is 39 years as of December 31, 2017 based upon management’s current production estimates.
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

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	5 to 40
Machinery and equipment – vehicles	3 to 10
Machinery and equipment – other mining and production	3 to 50
Office furniture and equipment	3 to 10
Mineral interests	20 to 99

58	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company has capital leases which are recorded in property, plant and equipment at the beginning of the lease at the lower of the fair value of the leased property or the present value of the minimum lease payments. Lease payments are recorded as interest expense and a reduction of the lease liability. A capital lease asset is depreciated over the lower of its useful life or the lease term.
The Company has capitalized computer software costs of $29.5 million and $33.9 million as of December 31, 2017 and 2016, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over five years. The Company recorded $4.7 million, $3.1 million and $2.2 million of amortization expense related to capitalized computer software for 2017, 2016 and 2015, respectively.
The Company recognizes and measures obligations related to the retirement of tangible long-lived assets in accordance with applicable U.S. GAAP.  Asset retirement obligations are not material to the Company’s consolidated financial position, results of operations or cash flows.
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
Prior to the full acquisition of Produquímica, which was completed on October 3, 2016, the Company’s initial 35% equity interest in Produquímica was accounted for under the equity method of accounting (see Note 3 for more information). As a result of the full acquisition of Produquímica, the Company now also holds a 50% interest in Fermavi Eletroquímica Ltda. (“Fermavi”), which was previously held by Produquímica. Fermavi, which was founded in 1987, is a Brazilian corporation with headquarters in Varginha, Minas Gerais, Brazil, and its operations focus on the production and sale of manganese-based products. The Company’s investment in Fermavi was recorded at its estimated fair value in conjunction with the preliminary purchase price allocation as of the date the Company completed the full acquisition of Produquímica, which was in excess of the book value of net assets acquired. This basis difference was approximately $17 million and $18 million as of December 31, 2017 and 2016, respectively. The portion of the basis differences related to tangible and intangible assets will be amortized over their remaining useful lives, as appropriate. The Company accounts for its investment in Fermavi under the equity method of accounting.

l. Other Noncurrent Assets:
Other noncurrent assets include certain inventories of spare parts and related inventory, net of reserve, of $11.8 million and $11.4 million at December 31, 2017 and 2016, respectively, which will be utilized with respect to long-lived assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 8. As of December 31, 2017 and 2016, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $2.2 million and $1.8 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets. The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense (income), net in the consolidated statements of operations.
As of December 31, 2017, the Company has $49.3 million recorded related to tax positions with Canadian and U.S. tax authorities described in Note 7 to the Consolidated Financial Statements.

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

59	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

n. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts reserved for environmental matters were not material at December 31, 2017 or 2016.

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

q. Derivatives:
The Company is exposed to the impact of fluctuations in foreign exchange and interest rates on its borrowings and fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of these risks through the use of derivative agreements.
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

r. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S. and throughout Canada and the U.K. The Company’s plant nutrition products are sold across the Western Hemisphere and globally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three year period ended December 31, 2017, or more than 10% of accounts receivable at December 31, 2017 or 2016.

60	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

s. Recent Accounting Pronouncements:
In February 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is still evaluating the impact of adopting this guidance.
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
In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The Company adopted this guidance in the first quarter of 2017 on a prospective basis, and prior periods have not been adjusted. The Company elected the option available under the guidance to continue to estimate the effect of forfeitures in the calculation of share-based payment expense. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued guidance to provide a single, comprehensive revenue recognition model for all contracts with customers. The new revenue recognition model supersedes existing revenue recognition guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and early adoption is permitted. The guidance permits the use of either a full or modified retrospective transition method.
The Company adopted the new revenue recognition guidance effective January 1, 2018 using the modified retrospective transition method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company did not identify any material differences in the amount and timing of revenue recognition for its revenue streams. Substantially all of the Company’s revenue will continue to be recognized at a point-in-time when control of the goods transfers to the customer. The adoption of this guidance will result in expanded disclosures regarding revenue in the Company’s financial statement beginning with the first quarter of 2018. These expanded disclosures will include quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.

3.    ACQUISITION

Background and Financing
On December 16, 2015, Compass Minerals do Brasil Ltda., a wholly-owned subsidiary of the Company (“Compass Minerals Brazil”), entered into (i) a subscription agreement and other covenants (as amended, the “Subscription Agreement”) with certain

61	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Produquímica shareholders and Produquímica and (ii) a share purchase and sale agreement and other covenants (the “Purchase Agreement”) with certain Produquímica shareholders and Produquímica. Pursuant to the Subscription Agreement and the Purchase Agreement, Compass Minerals Brazil acquired 35% of the issued and outstanding capital stock of Produquímica on December 23, 2015, for R$452.4 million Brazilian reais (“R” or “BRL”), or $114.1 million U.S. dollars at closing, and paid additional consideration of $4.7 million in the second quarter of 2016 related to Produquímica’s 2015 financial performance.
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
The Company entered into a new $100.0 million term loan tranche in the fourth quarter of 2015 to fund the acquisition of the 35% of Produquímica’s equity. In September 2016, the Company entered into a new $450.0 million term loan tranche to fund the acquisition of the remaining 65% of Produquímica’s equity. See Note 9 for more information regarding these financings.
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
Prior to the acquisition closing date, the Company accounted for its 35% interest in Produquímica as an equity method investment. The acquisition-date fair value of the previously held equity investment was $178.7 million and is included in the consideration transferred. To measure the acquisition closing date fair value of the equity interest the Company utilized a market-based approach which relied on Level 3 inputs (see Note 13 for a discussion of the levels in the fair value hierarchy). The Company recognized a $59.3 million non-cash gain during the fourth quarter of 2016 as a result of remeasuring its prior equity interest in Produquímica held before the business combination.
Under the acquisition method of accounting, the total purchase price is allocated on a preliminary basis to Produquímica’s assets and liabilities based upon their estimated fair values as of the closing date of the acquisition. During the first nine months of 2017, the Company adjusted the preliminary purchase price allocation based on additional information obtained regarding facts

62	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Based upon the final purchase price and the updated valuation, the final purchase price allocation is presented in the table below:

Recognized amounts of identifiable assets acquired and liabilities assumed (in millions):	Purchase Price Allocation
Cash and cash equivalents	$73.8
Accounts receivable	89.4
Inventories	77.1
Other current assets	13.7
Property, plant and equipment	189.4
Intangible assets	81.2
Investment in equity method investee	24.5
Other noncurrent assets	6.9
Accounts payable	(27.1)
Accrued expenses	(40.3)
Current portion of long-term debt	(129.6)
Other current liabilities	(14.0)
Long-term debt, net of current portion	(62.0)
Deferred income taxes, net	(66.0)
Other noncurrent liabilities	(21.9)
Total identifiable net assets	195.1
Goodwill	352.7
Total fair value of business combination	$547.8

The total purchase price in excess of the net identifiable assets has been recognized as goodwill in the amount of $352.7 million and has been assigned to the Company’s Plant Nutrition South America segment. The goodwill recognized is attributable primarily to expected synergies with the Company’s existing plant nutrition business and the assembled workforce of Produquímica. The future deductibility of the goodwill for income tax purposes is uncertain at this time.
The Company determined that the book value of the accounts receivables included in the purchase price allocation approximates their fair value due to their short-term nature. The gross contractual amounts of the receivables exceeded their fair value by the amount of an allowance for doubtful accounts of approximately $8 million.
In connection with the acquisition, the Company acquired identifiable intangible assets which consisted principally of trade names, developed technologies and customer relationships. The fair values were determined using Level 3 inputs (see Note 13 for a discussion of the levels in the fair value hierarchy). The fair values of the identifiable intangible assets were estimated using an income approach method.
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

63	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table presents the combined unaudited pro forma results for the full years ended December 31, 2016 and 2015. The pro forma financial information combines the historical results of operations for Produquímica and Compass Minerals as though the acquisition occurred on January 1, 2015. The pro forma information does not purport to represent the actual results of operations that Produquímica and Compass Minerals would have achieved had the companies been combined during the periods presented nor is the information intended to project the future results of operations. Certain adjustments to Produquímica’s historical results have been made to conform to U.S. GAAP, and amounts have been translated to U.S. dollars.

	Twelve Months Ended,
Unaudited Combined Pro Forma Results of Operations (in millions)	December 31, 2016	December 31, 2015
Revenues	$1,381.3	$1,421.3
Net earnings	$108.1	$128.0

Significant adjustments to the pro forma information above include:

•	Adjustments to exclude non-recurring direct incremental costs of the acquisition;

•	Adjustments to expenses relating to the financing transactions described above;

•	Adjustments to reflect incremental amortization and depreciation from the preliminary allocation of the purchase price;

•	Adjustments to reflect certain income tax effects of the acquisition;

•	Adjustments to remove net loss related to the previously held 35% equity interest in Produquímica; and

•	Adjustment to remove the gain from the remeasurement of the previously held 35% equity interest in Produquímica

The Company incurred acquisition costs of $1.8 million that were expensed during the year ended December 31, 2016. These costs are included in the “Selling, general and administrative expenses” line item in the Consolidated Statement of Operations.

4.    INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2017	2016
Finished goods	$208.4	$206.1
Raw materials and supplies	81.5	74.5
Total inventories	$289.9	$280.6

5.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2017	2016
Land, buildings and structures and leasehold improvements	$552.5	$480.1
Machinery and equipment	942.3	848.2
Office furniture and equipment	53.1	28.3
Mineral interests	173.1	168.5
Construction in progress	213.4	243.6
	1,934.4	1,768.7
Less accumulated depreciation and depletion	(796.3)	(676.4)
Property, plant and equipment, net	$1,138.1	$1,092.3

The cost of leased property, plant and equipment under capital leases included above was $7.2 million and $7.3 million as of December 31, 2017 and 2016, respectively, and accumulated depreciation was $2.6 million and $2.2 million as of December 31, 2017 and 2016, respectively.

64	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization as of December 31, 2017 and 2016 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer/Distributor Relationships	Lease Rights	Trade Names	Developed Technologies	Patents	Other	Total
December 31, 2017
Gross intangible asset	$28.9	$24.3	$14.1	$1.8	$43.3	$39.3	$16.5	$1.4	$169.6
Accumulated amortization	(4.0)	(13.7)	(4.3)	(0.4)	(4.8)	(11.0)	(5.5)	(0.6)	(44.3)
Net intangible assets	$24.9	$10.6	$9.8	$1.4	$38.5	$28.3	$11.0	$0.8	$125.3

	Supply Agreement	SOP Production Rights	Customer/Distributor Relationships	Lease Rights	Trade Names	Developed Technologies	Patents	Other	Total
December 31, 2016
Gross intangible asset	$27.0	$24.3	$13.8	$1.7	$43.6	$38.9	$15.4	$2.2	$166.9
Accumulated amortization	(3.2)	(12.7)	(3.0)	(0.3)	(0.8)	(3.2)	(3.7)	(0.7)	(27.6)
Net intangible assets	$23.8	$11.6	$10.8	$1.4	$42.8	$35.7	$11.7	$1.5	$139.3

The estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	4-7 years
Lease rights	25 years
Customer and distributor relationships	10-14 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	10-11 years

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $16.2 million in 2017, $7.0 million in 2016 and $4.4 million in 2015 and is projected to be between $10 million and $16 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is 19 years.
In addition, the Company had water rights of $17.7 million as of December 31, 2017 and 2016, respectively, and trade names of $0.6 million as of December 31, 2017 and 2016, respectively, which have indefinite lives. In the fourth quarter of 2016, the Company recorded a $3.1 million impairment of its Wolf Trax trade name acquired in 2014 as part of its annual impairment assessment. The estimated fair value as of October 1, 2016 of the trade name was calculated using Level 3 inputs and an income-based valuation approach. The impairment loss was recorded in its Plant Nutrition North America segment in selling, general and administrative expenses in the Consolidated Statements of Operations.
The Company has goodwill of $405.0 million and $412.2 million as of December 31, 2017 and 2016, respectively, in its Consolidated Balance Sheets. The Company has recorded goodwill of $57.3 million and $53.6 million as of December 31, 2017 and 2016, respectively, in its Plant Nutrition North America segment. Additionally, the Company has recorded goodwill of $341.6 million and $352.8 million as of December 31, 2017 and 2016, respectively, in its Plant Nutrition South America segment. The remaining amounts in both periods were immaterial and recorded in its corporate and other and Salt segment. The increase in the balance of goodwill from December 31, 2016 was due to changes in foreign currency exchange rates.

7.    INCOME TAXES

The Company files tax returns in the U.S., Canada, Brazil and the U.K. at the federal and local taxing jurisdictional levels. The Company’s U.S. federal tax returns for tax years 2012 forward remain open and subject to examination. Generally, the Company’s

65	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted the Act (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings. In connection with the Act, the Company recorded a net charge of $46.8 million during the fourth quarter of 2017. This amount is included in income tax expense in the Company’s consolidated statements of operations and consists of $55.2 million related to the one-time mandatory tax on unremitted foreign earnings, offset by a $8.4 million benefit related to the remeasurement of the Company’s deferred tax liabilities at the new income tax rate.
The Company believes the $46.8 million net charge represents a reasonable estimate of the impact on the income effects of the Act. However, this amount is provisional and additional work is necessary to do a more detailed analysis of historical foreign earnings as well as any potential corresponding adjustments. Any adjustments to these provisional amounts will be reported as a component of income tax expense in the period in which any adjustment is determined, which the Company expects will be no later than the fourth quarter of 2018.
The following table summarizes the Company’s income tax provision related to earnings for the years ended December 31 (in millions):

	2017	2016	2015
Current:
Federal	$0.5	$27.6	$31.7
State	(9.8)	6.7	7.3
Foreign	85.8	11.6	16.4
Total current	76.5	45.9	55.4
Deferred:
Federal	(4.4)	(2.8)	(0.2)
State	(0.5)	(0.7)	—
Foreign	(11.6)	(7.8)	0.1
Total deferred	(16.5)	(11.3)	(0.1)
Total provision for income taxes	$60.0	$34.6	$55.3

66	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2017	2016	2015
Domestic (loss) income	$(41.2)	$123.6	$170.6
Foreign income	143.9	73.7	43.9
Earnings before income taxes	$102.7	$197.3	$214.5
Computed tax at the U.S. federal statutory rate of 32.7% in 2017 and 35% in 2016 and 2015	33.6	69.1	75.1
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	1.6	(1.7)	(1.2)
Percentage depletion in excess of basis	(6.4)	(8.6)	(11.2)
Other domestic tax reserves, net of reversals	—	—	(4.5)
Domestic manufacturers deduction	—	(1.4)	(2.4)
State income taxes, net of federal income tax benefit	0.8	3.9	5.1
Change in valuation allowance on deferred tax asset	(23.9)	(1.4)	—
Interest expense recognition differences	(5.6)	(5.9)	(6.1)
Nontaxable remeasurement gain	—	(20.2)	—
Tax Cuts and Jobs Act of 2017	46.8	—	—
Transfer pricing settlement with taxing authorities	13.8	—	—
Other, net	(0.7)	0.8	0.5
Provision for income taxes	$60.0	$34.6	$55.3
Effective tax rate	58%	18%	26%

67	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	2017	2016
Deferred tax assets:
Reluz Nordeste Indústria e Comércio Ltda net operating loss carryforwards	$0.8	$1.2
Produquímica Indústria e Comércio S.A. net operating loss carryforwards	12.9	—
Other, net	8.0	0.3
Total deferred tax assets before valuation allowance	21.7	1.5
Valuation allowance	(9.0)	—
Total noncurrent deferred tax assets:	$12.7	$1.5

Deferred tax assets to be netted with deferred tax liabilities:
Net operating loss carryforwards	$2.3	$17.8
Stock-based compensation	2.7	4.0
Derivatives	—	8.7
Other, net	9.3	23.9
Total deferred tax assets before valuation allowance	14.3	54.4
Valuation allowance	(1.2)	(33.6)
Total deferred tax assets to be netted with deferred tax liabilities	13.1	20.8
Deferred tax liabilities:
Property, plant and equipment	98.1	101.4
Intangible asset	42.0	49.0
Other, net	—	1.2
Total deferred tax liabilities	140.1	151.6
Net deferred tax liabilities	$127.0	$130.8

At December 31, 2017, the Company had $46.1 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $5.7 million of gross foreign federal NOL carryforwards which expire in 2033 and $0.7 million of net operating tax-effected state NOL carryforwards which expire in 2033.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. During the third quarter of 2017, the Company determined it is more likely than not that a portion of its Brazilian deferred tax assets acquired in connection with the acquisition of Produquímica will be used to reduce taxable income. As a result, the Company released approximately $25 million of valuation allowances during the year ending December 31, 2017. As of December 31, 2017 and 2016, the Company’s valuation allowance was $10.2 million and $33.6 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S., Canadian and Brazilian operations. If favorably resolved, $17.4 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $0.3 million in the next twelve months largely as a result of tax returns being closed to future audits. In the fourth quarter of 2017, the Company’s

68	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

income tax expense included a benefit of approximately $0.4 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2017	2016	2015
Unrecognized tax benefits:
Balance at January 1	$20.7	$18.3	$21.8
Additions resulting from current year tax positions	1.3	0.1	1.6
Additions relating to tax positions taken in prior years	51.7	0.5	0.8
Additions relating to current year acquisitions	—	2.4	—
Reductions due to cash payments	—	—	(0.8)
Reductions due to settlements	(4.5)	—	—
Reductions relating to tax positions taken in prior years	(1.4)	—	(2.4)
Reductions due to expiration of tax years	(0.4)	(0.6)	(2.7)
Balance at December 31	$67.4	$20.7	$18.3

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the years ended December 31, 2017, 2016 and 2015, the Company accrued interest and penalties, net of reversals, of $11.9 million, $0.9 million and $0.2 million, respectively. As of December 31, 2017 and 2016, accrued interest and penalties included in the Consolidated Balance Sheets totaled $18.0 million and $6.3 million, respectively.
The Company considers all non-U.S. earnings to be indefinitely reinvested outside of the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of December 31, 2017, all non-U.S. undistributed earnings were subject to a one-time mandatory tax in the U.S. due to the Act with the exception of $59.3 million of outside basis differences related to Brazilian entities. The Company is currently analyzing its global working capital requirements and the potential tax liabilities that would be incurred if its non-U.S. subsidiaries distribute cash to CMI, including local country withholding taxes. The Company expects to complete its analysis of the accounting guidance related to the Act and its evaluation of the impacts of the Act in the fourth quarter of 2018.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2012. The reassessments are a result of ongoing audits and total approximately $106 million, including interest through December 31, 2017. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $66.9 million performance bond and has paid $39.1 million (most of which is recorded in other assets in the Consolidated Balance Sheets), which is necessary to proceed with future appeals or litigation.
The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.
The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of December 31, 2017, the Company believes it has adequately reserved for these reassessments.
Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

Settlements
Canadian federal and provincial taxing authorities had reassessed the Company for years 2004-2006, which had been previously settled by agreement among the Company, the Canada Revenue Agency (“CRA”) and the U.S. Internal Revenue Service (“IRS”). The Company sought to enforce the agreement, which provided the basis upon which the returns were previously filed and settled. In July 2016, a trial commenced in the Tax Court of Canada with respect to the Canadian federal tax issues for these matters, and in March 2017, the Tax Court of Canada ruled in favor of the Company. The decision of the Tax Court of Canada was not appealed by the CRA. As a result, the reassessed Canadian tax, penalties and interest for the Company for years 2004-2006 of approximately $94.7 million are effectively resolved. The Company is in the process of having certain posted collateral returned in connection with the resolution of the dispute.

69	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In the fourth quarter of 2017, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing issues for its 2007-2012 tax years. As a result of this settlement, the Company recognized $13.8 million of tax expense in its 2017 consolidated statements of operations related to the Company’s Canadian tax positions for the years 2007-2016. The agreement will result in intercompany cash payments from the Company’s U.S. subsidiary to its Canadian subsidiary of $85.7 million and tax payments to Canadian taxing authorities of $23.4 million with a corresponding tax refund due from U.S. taxing authorities of $21.8 million. The timing of the refund is expected to lag the payment to the Canadian tax authorities by a year or more. Additionally, the reassessed Canadian tax, penalties and interest for the Company for years 2007 and 2008 of approximately $34.2 million are effectively resolved.

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
The Company’s U.K. pension fund investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities. The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio and that approximately 25% be invested in debt securities. The Company’s portfolio has shifted to a smaller proportion of equity funds due to the increased volatility of these funds over the last several years, and it is researching strategies that will reduce volatility, while also maximizing returns. Investment strategies and portfolio allocations are based on the plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis. The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2017	2016
Cash and cash equivalents	3%	3%
Blended funds	32%	30%
Bond funds	45%	48%
Insurance policy	20%	19%
Total	100%	100%

The fair value of the Company’s U.K. pension plan assets at December 31, 2017 and 2016 by asset category (see Note 13 for a discussion regarding fair value measurements) are as follows (in millions):

	Market Value at December 31, 2017	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$2.2	$2.2	$—	$—
Blended funds(b)	22.3	—	22.3	—
Bond funds(c):
Treasuries	31.2	—	31.2	—
Insurance policy(d)	13.4	—	—	13.4
Total Pension Assets	$69.1	$2.2	$53.5	$13.4

70	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Market Value at December 31, 2016	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$2.0	$2.0	$—	$—
Blended funds(b)	18.9	—	18.9	—
Bond funds(c):
Treasuries	29.5	—	29.5	—
Insurance policy(d)	11.9	—	—	11.9
Total Pension Assets	$62.3	$2.0	$48.4	$11.9

(a)	The fair value of cash and cash equivalents is its carrying value.

(b)
The Company is invested in a diversified growth fund. The diversified growth fund is valued at the last traded or official close for the underlying equities and bid or mid for the underlying fixed income securities depending on the portfolio benchmark. Where representative prices are unavailable, underlying fixed income investments are valued based on other observable market-based inputs.

(c)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of December 31, 2017 and 2016.

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

The changes in Level 3 U.K. pension plan assets for the year ended December 31, 2017 and 2016 were as follows (in millions):

Value of Insurance Policy
Beginning balance as of January 1, 2016	$14.6
Unrealized loss	(0.4)
Currency fluctuation adjustment	(2.3)
Ending balance as of December 31, 2016	$11.9
Unrealized gain	0.3
Currency fluctuation adjustment	1.2
Ending balance as of December 31, 2017	$13.4

As of December 31, 2017 and 2016, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $3.9 million (including $5.4 million of accumulated loss less prior service cost of $1.5 million) and $3.7 million (including $5.1 million of accumulated loss less prior service cost of $1.4 million), respectively. During 2017, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of the amortization of the loss of $0.3 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.5) million. During 2016, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(1.0) million, amortization of loss of $0.3 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.9 million. During 2015, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $3.7 million, amortization of loss of $1.2 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.4 million. The Company expects to recognize approximately $0.2 million ($0.3 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive income as a component of net periodic pension cost in 2018. Total net periodic pension cost (benefit) in 2018 is expected to be $(0.7) million.
The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2017	2016	2015
Discount rate	2.80%	3.80%	3.40%
Expected return on plan assets	3.70%	4.50%	4.30%

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the fair value of targeted and expected portfolio composition. The Company considers historical performance and current benchmarks to arrive at expected

71	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

long-term rates of return in each asset category. The Company determines its discount rate based on a forward yield curve for a portfolio of high-credit-quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan.
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator. Management expects total contributions during 2018 will be approximately $0.7 million. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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
The Company expects to pay the following benefit payments (in millions):

Calendar Year	Future Expected Benefit Payments
2018	$2.8
2019	2.9
2020	3.0
2021	3.1
2022	3.1
2023 – 2027	17.3

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plan, as of December 31 (in millions):

	2017	2016
Change in benefit obligation:
Benefit obligation as of January 1	$61.7	$66.9
Interest cost	1.8	2.3
Actuarial loss	0.2	7.3
Benefits paid	(2.6)	(3.4)
Currency fluctuation adjustment	5.9	(11.4)
Benefit obligation as of December 31	67.0	61.7
Change in plan assets:
Fair value as of January 1	62.3	66.9
Actual return	2.7	8.8
Company contributions	0.8	1.4
Currency fluctuation adjustment	5.9	(11.4)
Benefits paid	(2.6)	(3.4)
Fair value of plan assets as of December 31	69.1	62.3
Overfunded status of the plan	$2.1	$0.6

The Company’s defined benefit plan was overfunded as of December 31, 2017 and 2016 and accordingly, $2.1 million and $0.6 million, respectively, has been recorded as a noncurrent asset in the Consolidated Balance Sheets. The accumulated benefit obligation for the defined benefit pension plan was $67.0 million and $61.7 million as of December 31, 2017 and 2016, respectively. The plan assets were in excess of the accumulated benefit obligation as of December 31, 2017 and 2016. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.

72	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net pension expense were as follows for the years ended December 31 (in millions):

	2017	2016	2015
Interest cost on projected benefit obligation	$1.8	$2.3	$2.5
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.4)	(2.8)	(2.9)
Net amortization	0.4	0.4	1.5
Net pension (benefit) expense	$(0.3)	$(0.2)	$1.0

The Company has defined contribution and pre-tax savings plans (the “Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company matching contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Savings Plans have a profit sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is discretionary and based on the Company’s financial performance and other factors. Expense attributable to all Savings Plans was $13.1 million, $10.9 million and $8.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
The Savings Plans include a non-qualified plan for executive officers and other key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company contributions despite the limitations imposed by current U.S. regulations for qualified plans were not in place. The Company’s contributions include matching contributions based on a percentage of the employee’s deferred salary, discretionary profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company match and discretionary profit sharing amounts according to the employee-designated investment specifications. As of December 31, 2017 and 2016, investments in marketable securities totaling $2.2 million and $1.8 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets. Compensation expense recorded for this plan was immaterial for each of the years ended December 31, 2017, 2016 and 2015, including amounts attributable to investment income, and was included in other, net in the Consolidated Statements of Operations.

73	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

9.    LONG TERM DEBT

Third-party long-term debt consists of the following at December 31 (in millions):

	2017	2016
Term Loans due July 2021	$837.4	$845.9
Revolving Credit Facility due July 2021	168.9	105.4
4.875% Senior Notes due July 2024	250.0	250.0
Banco Bradesco Loan due February 2017	—	13.2
Banco Votorantim Loan due April 2017	—	12.4
Banco Bradesco Loan due July 2017	—	4.8
Scotiabank Loan due August 2017	—	20.2
Banco Itaú Loans due September 2017	—	15.1
Scotiabank Loan due September 2017	—	15.1
Banco Votorantim Loan due September 2017	—	0.8
Banco Bradesco Loan due October 2017	—	16.8
Rabobank Loan due November 2017	—	22.6
Rabobank Loan due November 2019	21.1	—
Banco Itaú Loans due May 2019 to April 2020	1.9	3.1
Financiadora de Estudos e Projetos Loan due November 2023	13.1	7.4
Banco do Brasil Loan due February 2018	0.2	—
Banco Santander Loan due September 2019	19.6	—
Banco Santander Loan due November 2019	24.1	—
Banco Itaú Loan due March 2019	12.4	—
Banco Scotiabank Loan due September 2019	20.5	—
	1,369.2	1,332.8
Less unamortized debt issuance costs	(6.7)	(7.8)
Total debt	1,362.5	1,325.0
Less current portion	(32.1)	(130.2)
Long-term debt	$1,330.4	$1,194.8

The Company’s credit agreement consists of two senior secured term loans and a senior secured revolving credit facility which mature July 1, 2021. Interest on the Company’s outstanding credit agreement borrowings is variable based on either the LIBOR or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent upon the Company’s leverage ratio and the type of term loan borrowing. As of December 31, 2017, the weighted average interest rate was 3.4% on all borrowings outstanding under the credit agreement. The outstanding term loans are payable in quarterly installments of interest and principal and can be prepaid at any time without penalty. The credit agreement requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. In September 2017, the Company entered into an amendment to its credit agreement, which increased the maximum allowed leverage ratio under the credit agreement through September 2018.
Under the revolving credit facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the revolving credit facility includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2017, there was $168.9 million outstanding under the revolving credit facility, and, after deducting outstanding letters of credit totaling $8.4 million, the Company’s borrowing availability was $122.7 million. The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio. Bank fees are not material.
The Company’s credit agreement borrowings are secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries. As of December 31, 2017, the Company was in compliance with each of its covenants under the credit agreement.
The 4.875% Senior Notes due July 2024 (the "4.875% Notes") are subordinate to the credit agreement borrowings. Interest on the 4.875% Notes is due annually in January and July. The credit agreement and the agreements governing the 4.875% Notes and other indebtedness contain covenants that limit the Company’s ability, among other things, to incur additional indebtedness or

74	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

contingent obligations or grant liens; pay dividends or make distributions to stockholders; repurchase or redeem the Company’s stock; make investments or dispose of assets; prepay, or amend the terms of certain junior indebtedness; engage in sale and leaseback transactions; make changes to the Company’s organizational documents or fiscal periods; enter into third-party agreements that limit the Company’s ability to grant liens on the Company’s assets or make certain intercompany dividends, investments or asset transfers; enter into new lines of business; enter into transactions with the Company’s stockholders and affiliates; and acquire the assets of or merge or consolidate with other companies.
The loans related to the Company’s Produquímica business in Brazil have maturity dates ranging from February 2018 through November 2023 and bear interest at rates at either a percentage of CDI, an overnight inter-bank lending rate in Brazil, or LIBOR plus a margin. A portion of the loans are denominated in U.S. dollars and a portion of the loans are denominated in Brazilian reais, Produquímica’s functional currency. The Company has entered into foreign currency swap agreements in relation to some of these loans whereby the Company agreed to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais (see Note 10 for further discussion). In September and November 2017, the Company refinanced $54.3 million of loans it assumed in the Produquímica acquisition using proceeds from approximately $87 million of new loans. The new loans bear interest rates ranging from 108.7% and 118.0% of CDI and mature in November 2019.
Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt Maturity
2018	$32.1
2019	89.2
2020	10.7
2021	983.0
2022	2.2
Thereafter	252.0
Total	$1,369.2

10.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing and foreign currency exchange rate risks by using derivative instruments. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets.
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

Natural Gas Derivative Instruments
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2017, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 1, 2019. As of December 31, 2017 and 2016, the Company had agreements in place to hedge forecasted natural gas purchases of 2.6 million and 2.3 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of December 31, 2017 and 2016, qualified and were designated as cash flow hedges. As of December 31, 2017, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $1.0 million of net losses on derivative instruments related to its natural gas hedges.

75	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

 Foreign Currency Swaps not Designated as Hedges
In conjunction with the acquisition of Produquímica, the Company assumed U.S. dollar-denominated debt which was previously held by Produquímica. Prior to the acquisition, Produquímica entered into foreign currency swap agreements whereby Produquímica agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, Produquímica’s functional currency. The objective of the swap agreements was to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. None of the swap agreements relating to the debt assumed in conjunction with the acquisition of Produquímica were designated as hedges.
As of December 31, 2016, the Company had swap agreements in place to economically hedge $119.6 million of loans denominated in currencies other than Produquímica’s functional currency. These swap agreements were all settled as of December 31, 2017. During the twelve months ended December 31, 2017 and 2016, the Company recognized losses of $9.7 million and $0.1 million, respectively, in its consolidated statement of operations for the change in fair value of the swap agreements not designated as hedges.

Foreign Currency Swaps Designated as Hedges
In September 2017, the Company entered into new U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil (see Note 9 for more information). Concurrently, the Company entered into new foreign currency swap agreements whereby the Company agreed to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, Produquímica’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. As of December 31, 2017, the Company had swap agreements in place to hedge $33.1 million of loans denominated currencies other than Produquímica’s functional currency. Payments on these loans are due on various dates extending through September 2019. As of December 31, 2017, these foreign currency swap derivative instruments qualified and were designated as cash flow hedges. As of December 31, 2017, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.9 million of net gains on derivative instruments related to its foreign currency swap agreements.
The following tables present the fair value of the Company’s derivatives as of December 31, 2017, and 2016 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	December 31, 2017	Balance Sheet Location	December 31, 2017
Commodity contracts	Other current assets	$—	Accrued expenses	$1.0
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.4
Swap contracts	Other current assets	0.9	Accrued expenses	—
Swap contracts	Other assets	0.4	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$1.3		$1.4

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets less than $0.1 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

(b)
The Company has both commodity hedge and foreign currency swap agreements with two counterparties each. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties, and amounts recorded as assets for the Company’s swap contracts are receivable from both counterparties.

76	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	December 31, 2016	Balance Sheet Location	December 31, 2016
Commodity contracts	Other current assets	$1.2	Accrued expenses	$0.3
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.1
Total derivatives designated as hedging instruments(a)		1.3		0.4

Derivatives not designated as hedging instruments:
Swap contracts	Other current assets	$—	Accrued expenses	$25.8
Swap contracts	Other assets	—	Other noncurrent liabilities	—
Total derivatives not designated as hedging instruments		—		25.8
Total derivatives(b)		$1.3		$26.2

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

The following tables present activity related to the Company’s other comprehensive income before taxes for the twelve months ended December 31, 2017 and 2016 (in millions):

		Twelve Months Ended December 31, 2017
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$3.0	$(0.6)
Swap contracts	Interest expense	(1.9)	1.9
Total		$1.1	$1.3

		Twelve Months Ended December 31, 2016
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(0.8)	$(2.7)
Total		$(0.8)	$(2.7)

11.    COMMITMENTS AND CONTINGENCIES

Contingent Obligations:
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

77	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Company’s Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with the Company’s operations since it acquired the property in 2002. DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The Company has completed initial on-property investigations and has provided the findings to DATCP. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (the “ACCP”), which provides for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgment of no further action and is required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.
The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $18.1 million as of December 31, 2017, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also has assumed liabilities for labor-related matters in connection with the acquisition of Produquímica, which are primarily related to compensation, labor benefits and consequential tax claims and totaled $10.5 million as of December 31, 2017. The Company believes the maximum exposure for these other labor matters totaled approximately $41 million as of December 31, 2017.
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
Approximately 50% of workforce in the U.S., Canada and the U.K. and approximately 30% of the Company’s global workforce is represented by collective bargaining agreements. Of the Company’s 12 collective bargaining agreements, four will expire in 2018 (representing approximately 16% of the Company’s total workforce and including one for the Company’s largest North American site, which expires on March 31, 2018), five will expire in 2019, one will expire in 2020, one will expire in 2021 and one will expire in 2022. In addition, trade union membership is mandatory in Brazil, where approximately 40% of the Company’s global workforce is located.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2017 are as follows (in millions):

Operating Leases
2018	$13.1
2019	10.4
2020	5.8
2021	2.2
2022	1.5
Thereafter	5.0
Total	$38.0

78	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company also leases certain property and equipment under capital lease for various periods. The aggregate future minimum annual rentals under these lease arrangements as of December 31, 2017 are as follows (in millions):

Capital Leases
2018	$0.9
2019	0.8
2020	0.9
2021	0.9
2022	0.9
Thereafter	5.2
Total	$9.6

Rental expense, net of sublease income, was $22.0 million, $20.4 million and $20.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $14.5 million, $15.2 million and $14.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Performance Bonds: The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2017, the Company has had no material penalties related to these sales contracts. At December 31, 2017, the Company had $128.3 million of outstanding performance bonds, which includes the bonds outstanding for the Company’s tax reassessments, and $9.2 million for bank letter guarantees.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $28.4 million for 2018, $11.4 million in 2019, $10.2 million in 2020 and $9.4 million in 2021.

12.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $2.88 per share in 2017 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 9) and other factors the Company’s board of directors deems relevant.
Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the board of directors, based upon the director’s annual election. During the years ended December 31, 2017, 2016 and 2015, members of the board of directors were credited with 17,207, 10,078 and 12,542 deferred stock units, respectively. During the years ended December 31, 2017, 2016 and 2015, 6,668, 12,153 and 31,954 shares of common stock, respectively, were issued from treasury shares for director compensation.

Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

Equity Compensation Awards
In 2005, the Company adopted the 2005 Incentive Award Plan (as amended, the “2005 Plan”), which authorizes the issuance of 3,240,000 shares of Company common stock. In May 2015, the Company’s shareholders approved the 2015 Incentive Award Plan (the “2015 Plan”), which authorizes the issuance of 3,000,000 shares of Company common stock. Since the date the 2015

79	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Plan was approved, the Company ceased issuing equity awards under the 2005 Plan. The 2005 Plan and 2015 Plan allow for grants of equity awards to executive officers, other employees and directors, including shares of common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. The grants occur following approval by the compensation committee of the Company’s board of directors, with the amount and terms communicated to employees shortly thereafter.

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

	2017	2016	2015
Fair value of options granted	$9.54	$10.17	$14.78
Expected term (years)	4.5	4.5	4.8
Expected volatility	23.2%	24.4%	24.9%
Dividend yield	3.5%	3.3%	3.1%
Risk-free interest rates	1.8%	1.2%	1.6%

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
ROIC PSUs granted in 2017 have a three-year performance period that begins in 2017 and ends in 2019. TSR PSUs granted in 2017 have a three-year performance period that begins on the grant date and ends on the third anniversary following the grant date. Both types of PSUs granted in 2017 vest three years from the grant date. PSUs represent a target number of shares of Company common stock that may be earned before adjustment based upon the attainment of certain performance conditions. Holders of PSUs are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are issued.
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

80	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2014	278,429	$79.23	88,532	$76.58	59,627	$88.69
Granted	120,956	91.76	21,317	90.94	35,584	100.49
Exercised(a)	(33,906)	72.53	—	—	—	—
Released from restriction(a)	—	—	(15,952)	71.69	(10,454)	74.49
Cancelled/Expired	(12,392)	84.71	(2,889)	81.43	(7,392)	82.46
Outstanding at December 31, 2015	353,087	$83.94	91,008	$80.65	77,365	$96.63
Granted	157,887	70.48	34,975	72.06	43,902	73.86
Exercised(a)	(11,377)	62.50	—	—	—	—
Released from restriction(a)	—	—	(53,983)	75.18	(10,258)	78.49
Cancelled/Expired(b)	(56,842)	80.95	(8,220)	83.16	(21,998)	88.79
Outstanding at December 31, 2016	442,755	$80.07	63,780	$80.25	89,011	$89.43
Granted	227,351	68.00	34,635	68.00	58,878	73.08
Exercised(a)	(3,366)	76.03	—	—	—	—
Released from restriction(a)	—	—	(15,806)	84.77	(12,946)	105.77
Cancelled/Expired(b)	(103,863)	76.44	(11,753)	71.96	(22,907)	86.81
Outstanding at December 31, 2017	562,877	$75.89	70,856	$74.63	112,036	$79.48

(a)	Common stock issued for exercised options, vested RSUs and vested and earned PSUs were issued from treasury shares.

(b)	The performance period for the 2015 PSU grant was completed in 2017. The Company does not expect to issue any shares in March 2018 when the 2015 PSU grant vests.

As of December 31, 2016, there were 442,755 options outstanding of which 178,751 were exercisable. The following table summarizes information about options outstanding and exercisable at December 31, 2017.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$68.00 - $69.24	195,232	6.3	$68.00	—	—	$—
$69.25 - $71.09	120,117	5.2	70.48	30,471	5.2	70.48
$71.10 - $81.73	84,605	2.0	75.63	84,605	2.0	75.63
$81.74 - $89.47	79,349	2.6	87.04	62,974	2.4	87.00
$89.48 - $93.26	83,574	4.2	91.77	43,162	4.2	91.77
Totals	562,877	4.6	$75.89	221,212	3.0	$81.31

During the years ended December 31, 2017, 2016 and 2015, the Company recorded compensation expense of $5.0 million, $4.9 million and $6.1 million, respectively, related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. The fair value of options vested was $1.4 million, $1.3 million and $1.1 million in 2017, 2016 and 2015, respectively.

81	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of December 31, 2017, unrecorded compensation cost related to non-vested awards of $6.5 million is expected to be recognized from 2018 through 2021, with a weighted average period of 2.1 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2017, 2016 and 2015 totaled less than $0.1 million, $0.1 million and $0.6 million, respectively. As of December 31, 2017, the intrinsic value of options outstanding totaled $1.1 million, of which 221,212 options with an intrinsic value of $0.1 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2017.

Accumulated Other Comprehensive Income (Loss)
The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges, and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) for the twelve months ended December 31, 2017 and 2016 are as follows (in millions):

Twelve Months Ended December 31, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.6	$(3.7)	$(101.8)	$(104.9)
Other comprehensive income (loss) before reclassifications	(0.6)	(0.4)	28.7	27.7
Amounts reclassified from accumulated other comprehensive loss	(0.9)	0.2	—	(0.7)
Net current period other comprehensive income (loss)	(1.5)	(0.2)	28.7	27.0
Ending balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

Twelve Months Ended December 31, 2016(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.6)	$(3.8)	$(102.9)	$(108.3)
Other comprehensive income (loss) before reclassifications	0.5	(0.1)	1.1	1.5
Amounts reclassified from accumulated other comprehensive loss	1.7	0.2	—	1.9
Net current period other comprehensive income	2.2	0.1	1.1	3.4
Ending balance	$0.6	$(3.7)	$(101.8)	$(104.9)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

Twelve Months Ended December 31, 2017	Amount Reclassified from AOCI	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.6	Product cost
Foreign currency swaps	(1.9)	Interest expense
Income tax expense (benefit)	0.4
	(0.9)
Amortization of defined benefit pension:
Amortization of loss	$0.3	Product cost
Income tax expense (benefit)	(0.1)
	0.2
Total reclassifications, net of income taxes	$(0.7)

82	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Twelve Months Ended December 31, 2016	Amount Reclassified from AOCI	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(2.7)	Product cost
Income tax expense (benefit)	1.0
	(1.7)
Amortization of defined benefit pension:
Amortization of loss	$0.3	Product cost
Income tax expense (benefit)	(0.1)
	0.2
Total reclassifications, net of income taxes	$(1.5)

13.    FAIR VALUE MEASUREMENTS

As required, the Company’s financial instruments are measured and reported at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs) except as stated in Notes 3 and 8.
The Company holds marketable securities associated with its Savings Plans, which are valued based on readily available quoted market prices. The Company also holds short-term investments which are classified as trading securities with any gains or losses recognized through earnings. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and its risk of changes in foreign currency exchange rates (see Note 10). The fair value of the natural gas derivative instruments and the foreign currency swaps are determined using market data of forward prices for all of the Company’s contracts.
The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2017	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.2	$2.2	$—	$—
Derivatives - foreign currency swaps, net	1.3	—	1.3	—
Total Assets	$3.5	$2.2	$1.3	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.2)	$(2.2)	$—	$—
Derivatives - natural gas instruments	(1.4)	—	(1.4)	—
Total Liabilities	$(3.6)	$(2.2)	$(1.4)	$—

(a)
Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 20% in short-term investments and 20% in blended funds.

83	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	December 31, 2016	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Derivatives - natural gas instruments	0.9	—	0.9	—
Trading securities	1.8	—	1.8	—
Total Assets	$4.5	$1.8	$2.7	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.8)	$(1.8)	$—	$—
Derivatives - foreign currency swaps	(25.8)	—	(25.8)	—
Total Liabilities	$(27.6)	$(1.8)	$(25.8)	$—

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 5% in bond funds, 40% in short-term investments and 15% in blended funds.

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.2 million and $1.8 million as of December 31, 2017 and 2016, respectively, are stated at fair value based on quoted market prices. As of December 31, 2017 and 2016, the estimated fair value of the fixed-rate 4.875% Notes, based on available trading information (Level 2), totaled $246.9 million and $236.3 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. The fair value at December 31, 2017 and 2016 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $989.5 million and $940.5 million, respectively, compared with the aggregate principal amount at maturity of $1.01 billion and $951.3 million, respectively.

14.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has three reportable segments: Salt, Plant Nutrition North America and Plant Nutrition South America. The Salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners and agricultural and industrial applications. SOP crop nutrients, industrial-grade SOP, micronutrients and magnesium chloride for agricultural purposes are produced and marketed through the Plant Nutrition North America segment. In October 2016, the Company acquired Produquímica, which operates two primary businesses in Brazil – agricultural productivity and chemical solutions. See Note 3 for a further discussion of the acquisition. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. Produquímica also manufactures and markets specialty chemicals for the industrial chemical industry. The Company’s Plant Nutrition South America segment represents the results of the acquired business.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information as of and for the years ended December 31, is as follows (in millions):

2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$769.2	$210.0	$375.0	$10.2	$1,364.4
Intersegment sales	—	6.5	—	(6.5)	—
Shipping and handling cost	220.6	28.1	18.8	—	267.5
Operating earnings (loss)(b)	138.0	27.7	49.1	(55.6)	159.2
Depreciation, depletion and amortization	55.0	36.9	22.6	7.7	122.2
Total assets	1,030.6	601.1	808.0	131.3	2,571.0
Capital expenditures	65.8	31.9	11.3	5.1	114.1

84	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2016	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$811.9	$203.0	$113.5	$9.6	$1,138.0
Intersegment sales	—	5.2	—	(5.2)	—
Shipping and handling cost	214.5	25.0	5.4	—	244.9
Operating earnings (loss)	200.6	21.1	7.4	(54.5)	174.6
Depreciation, depletion and amortization	46.7	33.4	5.0	5.2	90.3
Total assets	980.3	592.3	844.9	49.0	2,466.5
Capital expenditures	103.4	63.6	2.1	13.1	182.2

2015	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$849.0	$238.4	$—	$11.3	$1,098.7
Intersegment sales	0.1	7.7	—	(7.8)	—
Shipping and handling cost	239.1	22.4	—	—	261.5
Operating earnings (loss)	215.2	57.9	—	(51.7)	221.4
Depreciation, depletion and amortization	43.9	29.8	—	4.6	78.3
Total assets(c)	896.5	679.7	—	48.6	1,624.8
Capital expenditures	106.5	92.8	—	18.3	217.6

(a)
Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.

(b)	In 2017, operating results include $4.3 million of restructuring charges.

(c)	In 2015, the Company’s equity investment in Produquímica is included in total assets for its Plant Nutrition North America segment.

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2017	2016	2015
United States(a)	$718.0	$762.6	$834.6
Canada	217.7	212.5	198.4
Brazil	362.1	111.7	—
United Kingdom	43.3	40.6	56.8
Other	23.3	10.6	8.9
Total sales	$1,364.4	$1,138.0	$1,098.7

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, including deferred financing costs and other long-lived assets but excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2017	2016	2015
United States	$618.5	$568.5	$498.0
Canada	515.9	461.5	394.3
United Kingdom	69.9	66.8	95.7
Brazil	618.4	645.8	116.4
Other	6.5	6.5	6.5
Total long-lived assets	$1,829.2	$1,749.1	$1,110.9

85	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

15.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2017	2016	2015
Numerator:
Net earnings	$42.7	$162.7	$159.2
Less: Net earnings allocated to participating securities(a)	(0.5)	(0.8)	(1.0)
Net earnings available to common shareholders	$42.2	$161.9	$158.2
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	33,819	33,776	33,677
Weighted average equity awards outstanding	1	4	15
Shares for diluted earnings per share	33,820	33,780	33,692
Net earnings per common share, basic	$1.25	$4.79	$4.70
Net earnings per common share, diluted	$1.25	$4.79	$4.69

(a)
Participating securities include PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 166,000, 164,000 and 198,000 for 2017, 2016 and 2015, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares. In addition, the Company had 640,000, 509,000 and 432,000 weighted options outstanding for 2017, 2016 and 2015, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

16.    QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2017
Sales	$387.8	$228.0	$290.7	$457.9
Gross profit	81.6	44.9	76.1	124.0
Net earnings (loss)(a)	21.5	(6.4)	32.0	(4.4)
Net earnings (loss) per share, basic(a)	0.63	(0.19)	0.94	(0.13)
Net earnings (loss) per share, diluted(a)	0.63	(0.19)	0.94	(0.13)
Basic weighted-average shares outstanding (in thousands)	33,802	33,823	33,825	33,828
Diluted weighted-average shares outstanding (in thousands)	33,803	33,823	33,825	33,828
2016
Sales	$345.7	$169.5	$179.6	$443.2
Gross profit	102.6	41.3	45.2	110.4
Net earnings(b)	49.7	6.3	9.1	97.6
Net earnings per share, basic(b)	1.47	0.18	0.27	2.88
Net earnings per share, diluted (b)	1.46	0.18	0.27	2.87
Basic weighted-average shares outstanding (in thousands)	33,746	33,784	33,786	33,788
Diluted weighted-average shares outstanding (in thousands)	33,748	33,787	33,789	33,793

(a)
In connection with U.S. tax reform, the Company recorded a net charge of $46.8 million during the fourth quarter of 2017. The Company released $18 million and $7 million in the third and fourth quarters of 2017, respectively, related to Brazilian valuation allowances that were acquired in the acquisition of Produquímica. See Note 7 for a discussion of tax-related items that impacted 2017 results.

(b)	In the fourth quarter of 2016, the Company recognized a gain of $59.3 million on the remeasurement of its equity investment as part of the acquisition of the remaining 65% of Produquímica’s equity.

86	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

17.    SUBSEQUENT EVENT

Dividend Declared:
On February 13, 2018, the board of directors declared a quarterly cash dividend of $0.72 per share on the Company’s outstanding common stock, unchanged from the quarterly cash dividends paid in 2017. The dividend will be paid on March 15, 2018, to stockholders of record as of the close of business on March 1, 2018.

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
In connection with the preparation of this Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that evaluation, the CEO and CFO conclude whether the Company’s disclosure controls and procedures are effective as of December 31, 2017, at the reasonable assurance level.
In connection with this Annual Report on Form 10-K for the year ended December 31, 2017, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2017, at the reasonable assurance level.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2017, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017. Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s Consolidated Financial Statements for the year ended December 31, 2017, and has also issued an audit report dated February 27, 2018, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, which is included in this Annual Report on Form 10-K.

87	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The information required by this item will be included under the captions “Proposal 1 – Election of Directors,” “Corporate Governance,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2018 annual meeting of stockholders (the “2018 Proxy Statement”) and is incorporated herein by reference.

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

The information required by this item will be included under the captions “2017 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans is included in Part II, Item 5 to this Form 10-K under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Proposal 3 – Ratification of Appointment of Independent Registered Accounting Firm” in the 2018 Proxy Statement and is incorporated herein by reference.

88	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2017, 2016 and 2015

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions(1)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2017	$9.0	$3.2	$(1.3)	$10.9
2016(2)	1.3	8.0	(0.3)	9.0
2015	1.4	0.6	(0.7)	1.3
Deducted from Deferred Income Taxes — Valuation Allowance
2017	$33.6	$1.1	$(24.5)	$10.2
2016(3)	0.9	34.3	(1.6)	33.6
2015	1.0	0.1	(0.2)	0.9

(1)	Deduction for purposes for which reserve was created.

(2)	The 2016 additions include $7.4 million related to the acquisition of Produquímica. This amount was not charged to expense.

(3)	The 2016 additions relate to the acquisition of Produquímica. This amount was not charged to expense.

89	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

2.5
Share Purchase and Sale Agreement, dated December 16, 2015, among Compass Minerals do Brasil Ltda., certain shareholders of Produquímica Indústria e Comércio S.A. and Produquímica Indústria e Comércio S.A. (incorporated by reference to Exhibit 2.4 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.7
Amendment No. 2, dated September 15, 2017, to the Credit Agreement, dated April 20, 2016, among Compass Minerals International, Inc., Compass Minerals Canada Corp. and Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated September 18, 2017).

90	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.8
Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated herein by reference to Exhibit A of Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on December 19, 2012).

10.9+
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

10.11+
Second Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.12+
2012 Form of Independent Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.13+
Amendment to 2012 and 2013 Independent Director Deferred Stock Award Agreement for Eric Ford (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.14+
2014 Form of Foreign Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.15+
2015 Form of Independent Director Deferred Award Agreement (incorporated by reference to Exhibit 10.2 to CompassMinerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.16+
2015 Form of Independent Foreign Director Deferred Award Agreement (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.17+
2017 Form of Non-Employee Director Award Grant Notice (incorporated by reference to Exhibit 10.1 toCompass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.18+
Non-Employee Director Compensation Policy, effective January 1, 2017 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on February 2, 2017).

10.19+
Summary of Non-Employee Director Compensation, as of January 1, 2017 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on February 2, 2017).

10.20+
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 26, 2009).

10.21+
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.22+
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.23+
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.24+
Third Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.22 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.25+
Fourth Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.26+
Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-203922).

10.27+
2010 and 2011 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.28+
2012 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.29+
2013 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.30+
2014 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

91	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.31+
2015 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.32+
2016 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.33+	2017 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.34+
2015 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.35+
2016 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.36+
2017 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.37+
2015 Form of Three-Year Performance Stock Unit Award Agreement (ROIC) (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.38+
2015 Form of Three-Year Performance Stock Unit Award Agreement (rTSR) (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.39+
2016 Form of Three-Year Performance Stock Unit Award Agreement (ROIC) (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.40+
2016 Form of Three-Year Performance Stock Unit Award Agreement (rTSR) (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.41+
2017 Form of Performance Stock Unit Grant Notice (ROIC) (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.42+
2017 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.43+
2015 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit10.7 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.44+
2016 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.45+
2017 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.46*+	Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018.
10.47+
2013 Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.44 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016).

10.48+
2017 Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.45 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016).

10.49+
Amended and Restated Employment Agreement, effective August 3, 2017, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Current Report on Form 8-K filed on August 4, 2017).

10.50+
Change in Control Severance Agreement, dated January 17, 2013, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.40 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012).

10.51+
Restricted Covenant Agreement, dated August 3, 2017, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International Inc.’s Current Report on Form 8-K filed on August 4, 2017).

12.1*	Statement of Computation of Ratios of Earnings to Fixed Charges.
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
24.1*	Power of Attorney.
31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Francis J. Malecha, President and Chief Executive Officer and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.

92	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

101**
The following financial statements from the Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Management contracts and compensatory plans or arrangements.

ITEM 16.	FORM 10-K SUMMARY

None.

93	2017 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: February 27, 2018	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2018.

	Signature	Capacity

	/s/ Francis J. Malecha	President, Chief Executive Officer
	Francis J. Malecha	and Director (Principal Executive Officer)

	/s/ James D. Standen	Chief Financial Officer
	James D. Standen	(Principal Financial and Accounting Officer)

	*	Director
David J. D’Antoni

	*	Director
Valdemar L. Fischer

	*	Director
Eric Ford

	*	Director
Richard S. Grant

	*	Director
Allan R. Rothwell

	*	Director
Lori A. Walker

	*	Director
Paul S. Williams

	*	Director
Amy J. Yoder

* By:	/s/ Diana C. Toman
Diana C. Toman
Attorney-in Fact

94	2017 FORM 10-K