Form 10-Q
period 2018-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2018-08-07
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Yes: ☑     No:  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 3, 2018, was 33,850,999 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$40.8	$36.6
Receivables, less allowance for doubtful accounts of $9.6 in 2018 and $10.9 in 2017	174.6	344.5
Inventories	247.7	289.9
Other	83.7	66.5
Total current assets	546.8	737.5
Property, plant and equipment, net	1,077.5	1,138.1
Intangible assets, net	125.0	143.6
Goodwill	355.0	405.0
Investment in equity method investee	24.0	24.6
Other	146.0	122.2
Total assets	$2,274.3	$2,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29.9	$32.1
Accounts payable	96.5	123.5
Accrued expenses	42.8	54.4
Accrued salaries and wages	24.5	23.9
Income taxes payable	1.8	25.9
Accrued interest	10.0	8.2
Total current liabilities	205.5	268.0
Long-term debt, net of current portion	1,255.1	1,330.4
Deferred income taxes, net	118.0	127.0
Other noncurrent liabilities	145.2	151.0
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	105.3	102.5
Treasury stock, at cost — 1,516,912 shares at June 30, 2018 and 1,539,763 shares at December 31, 2017	(2.9)	(2.9)
Retained earnings	628.6	672.5
Accumulated other comprehensive loss	(180.9)	(77.9)
Total stockholders’ equity	550.5	694.6
Total liabilities and stockholders’ equity	$2,274.3	$2,571.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	$246.7	$228.0	$684.6	$615.8
Shipping and handling cost	49.8	40.6	169.9	134.3
Product cost	154.4	142.5	406.8	355.0
Gross profit	42.5	44.9	107.9	126.5
Selling, general and administrative expenses	39.7	38.9	78.5	79.1
Operating earnings	2.8	6.0	29.4	47.4

Other expense (income):
Interest expense	14.9	12.3	28.6	26.0
Net earnings in equity investee	(0.4)	(0.2)	(0.3)	(0.2)
Other, net	1.0	1.8	(3.2)	1.7
(Loss) earnings before income taxes	(12.7)	(7.9)	4.3	19.9
Income tax (benefit) expense	(5.1)	(1.5)	(0.7)	4.8
Net (loss) earnings	$(7.6)	$(6.4)	$5.0	$15.1

Basic net (loss) earnings per common share	$(0.23)	$(0.19)	$0.14	$0.44
Diluted net (loss) earnings per common share	$(0.23)	$(0.19)	$0.14	$0.44

Weighted-average common shares outstanding (in thousands):
Basic	33,850	33,823	33,843	33,813
Diluted	33,850	33,823	33,843	33,813

Cash dividends per share	$0.72	$0.72	$1.44	$1.44

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) earnings	$(7.6)	$(6.4)	$5.0	$15.1
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $0.0 in both the three and six months ended June 30, 2018, and 2017, respectively	—	0.1	0.1	0.2
Unrealized gain (loss) on cash flow hedges, net of tax of ($0.3) and ($0.2) in the three and six months ended June 30, 2018, respectively, and $0.2 and $0.5 in the three and six months ended June 30, 2017, respectively.	0.7	(0.4)	0.2	(0.9)
Cumulative translation adjustment	(88.7)	(6.6)	(103.1)	8.2
Comprehensive (loss) income	$(95.6)	$(13.3)	$(97.8)	$22.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2018
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6
Comprehensive income (loss)				5.0	(102.8)	(97.8)
Stranded tax effect from tax reform				0.2	(0.2)	—
Dividends on common stock		0.1		(49.1)		(49.0)
Stock-based compensation		2.7				2.7
Balance, June 30, 2018	$0.4	$105.3	$(2.9)	$628.6	$(180.9)	$550.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$5.0	$15.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	69.6	56.4
Finance fee amortization	1.1	1.1
Stock-based compensation	2.7	2.5
Deferred income taxes	1.8	(0.6)
Net earnings in equity method investee	(0.3)	(0.2)
Gain on settlement of acquisition-related contingent consideration	—	(1.9)
Unrealized foreign exchange loss	7.5	1.3
Other, net	1.5	0.1
Changes in operating assets and liabilities:
Receivables	155.7	145.1
Inventories	5.2	(6.9)
Other assets	(27.2)	(3.7)
Accounts payable and accrued expenses	(41.9)	(62.3)
Other liabilities	0.9	(0.9)
Net cash provided by operating activities	181.6	145.1
Cash flows from investing activities:
Capital expenditures	(52.1)	(55.6)
Other, net	(1.5)	(2.7)
Net cash used in investing activities	(53.6)	(58.3)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	249.3	100.3
Principal payments on revolving credit facility borrowings	(322.2)	(122.6)
Proceeds from issuance of long-term debt	16.8	11.6
Principal payments on long-term debt	(11.2)	(59.2)
Acquisition-related contingent consideration payment	—	(14.7)
Dividends paid	(49.0)	(48.9)
Deferred financing costs	(0.3)	(0.2)
Proceeds received from stock option exercises	—	0.3
Other, net	(0.5)	1.0
Net cash used in financing activities	(117.1)	(132.4)
Effect of exchange rate changes on cash and cash equivalents	(6.7)	2.1
Net change in cash and cash equivalents	4.2	(43.5)
Cash and cash equivalents, beginning of the year	36.6	77.4
Cash and cash equivalents, end of period	$40.8	$33.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$23.1	$20.2
Income taxes paid, net of refunds	$27.1	$16.6

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading producer of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses, specialty plant nutrition minerals that improve the quality and yield of crops, and specialty chemicals for water treatment and other industrial processes. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride; plant nutrients, consisting of sulfate of potash (“SOP”), secondary nutrients and micronutrients; and specialty chemicals. The Company’s production sites are located in the United States (“U.S.”), Canada, Brazil and the United Kingdom (the “U.K.”). Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries. The Company also provides records management services to businesses located in the U.K. In October 2016, the Company acquired Produquímica Indústria e Comércio S.A. (“Produquímica”), which operates two primary businesses in Brazil – agricultural productivity and chemical solutions.

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

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance to address income tax accounting treatment of tax effects within accumulated other comprehensive income (“AOCI”) due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify tax effects of the change in U.S. income tax rates from AOCI to retained earnings. The guidance is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company early adopted this standard in the first quarter of 2018 and has elected to reclassify to retained earnings the effect of the change in the U.S. income tax rate on items remaining in AOCI as of the enactment date of the Act. In the first quarter of 2018, the Company reclassified $0.2 million to retained earnings from AOCI as a result of the Company’s cash flow hedges. See the Consolidated Statement of Stockholders’ Equity for details on the reclassification.

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

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In August 2016, the FASB issued guidance to clarify how certain cash receipts and payments should be presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this guidance in the first quarter of 2018 using the retrospective transition method, as required by the guidance. Adoption of this guidance did not have a material impact on the Company’s Consolidated Statements of Cash Flows.

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

In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the standard requires expanded qualitative and quantitative disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition method. The Company is continuing its assessment of the impact that the guidance will have on the consolidated financial statements by analyzing all potential leases, documenting leasing procedures and designing new controls for leases.

2.    Revenues:

In May 2014, the FASB issued new revenue recognition guidance. The guidance provides a single, comprehensive model for recognizing revenue from contracts with customers. The new revenue recognition model supersedes existing guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. The Company adopted the guidance effective January 1, 2018 using the modified retrospective transition method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. As a result, the Company did not identify any material differences in the amount and timing of revenue recognition for its revenue streams. Accordingly, the Company did not record any transition adjustment upon adoption of the new guidance.

Substantially all of the Company’s revenue will continue to be recognized at a point in time when control of the goods transfers to the customer. The adoption of the guidance resulted in expanded disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.

Revenue Recognition

Nature of Products and Services
The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, and agricultural and industrial applications. The Company’s plant nutrition products include SOP, secondary nutrients, micronutrients and magnesium chloride for agricultural purposes and chemicals for the industrial chemical industry. In the U.K., the Company operates a records management business utilizing excavated areas of the Winsford salt mine with one other location in London, England.

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

Practical Expedients and Accounting Policy Elections
Upon adoption of the guidance, the Company elected (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company recognized such revenue for all periods prior to the date of initial application of the new guidance, (ii) not to adjust the amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less, (iii) to expense costs to obtain a contract as incurred for costs when the Company expects that the amortization period would have been one year or less, (iv) not to recast revenue for customer contracts that begin and end in the same fiscal period, and (v) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the customer contract.

See Note 10 for disaggregation of revenue by segment, type and geographical region.

3.	Acquisition:

Background and Financing

On December 16, 2015, Compass Minerals do Brasil Ltda., a wholly owned subsidiary of the Company (“Compass Minerals Brazil”), entered into (i) a subscription agreement and other covenants (as amended, the “Subscription Agreement”) with certain Produquímica shareholders and Produquímica and (ii) a share purchase and sale agreement and other covenants (the “Purchase Agreement”) with certain Produquímica shareholders and Produquímica. Pursuant to the Subscription Agreement and the Purchase Agreement, Compass Minerals Brazil acquired 35% of the issued and outstanding capital stock of Produquímica on December 23, 2015, for R$452.4 million Brazilian reais, or $114.1 million U.S. dollars at closing, and paid additional consideration of $4.7 million in the second quarter of 2016 related to Produquímica’s 2015 financial performance.

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

The calculation of the purchase price at closing was based in part on an estimate of full-year 2016 operating results of Produquímica. As of the acquisition closing date, some of the periods included in the 2016 operating results of Produquímica had not ended and actual results were not known. The portion of the purchase price which was based on management’s estimate of results relating to periods which occurred after the closing date was classified as contingent consideration. There were no thresholds or tiers in the payment structure, and management used an income approach to estimate the acquisition-date fair value of the contingent consideration. As of the closing date, the Company had estimated the fair value of contingent consideration to be $31.4 million.

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

Impact on Operating Results

Produquímica contributed sales of $71.1 million and $137.4 million during the three and six months ended June 30, 2018, respectively, and sales of $66.1 million and $127.4 million during the three and six months ended June 30, 2017 respectively. Produquímica incurred net losses of $4.1 million and $6.8 million during the three and six months ended June 30, 2018, respectively, and net losses of $6.2 million and $8.8 million, during the three and six months ended June 30, 2017 respectively.

4.	Inventories:

Inventories consist of the following (in millions):

	June 30, 2018	December 31, 2017
Finished goods	$174.3	$208.4
Raw materials and supplies	73.4	81.5
Total inventories	$247.7	$289.9

5.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2018	December 31, 2017
Land, buildings and structures, and leasehold improvements	$548.4	$552.5
Machinery and equipment	977.7	942.3
Office furniture and equipment	53.7	53.1
Mineral interests	170.4	173.1
Construction in progress	145.3	213.4
	1,895.5	1,934.4
Less accumulated depreciation and depletion	(818.0)	(796.3)
Property, plant and equipment, net	$1,077.5	$1,138.1

6.	Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Aggregate amortization expense	$3.8	$4.0	$7.9	$8.1

Amounts related to the Company’s goodwill are as follows (in millions):

	June 30, 2018	December 31, 2017
Goodwill - Plant Nutrition North America Segment	$54.6	$57.3
Goodwill - Plant Nutrition South America Segment	294.4	341.6
Other	6.0	6.1
Total	$355.0	$405.0

The change in goodwill between December 31, 2017 and June 30, 2018 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

7.	Income Taxes:

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

In addition, the Company is still evaluating the accounting policy elections regarding the Global Intangible Low-Taxed Income provisions of the Act as of June 30, 2018.

The Company had $39.4 million and $46.1 million as of June 30, 2018 and December 31, 2017, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $2.6 million and $5.7 million as of June 30, 2018 and December 31, 2017, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $0.3 million and $0.7 million as of June 30, 2018 and December 31, 2017, respectively, of tax-effected state NOL carryforwards which expire beginning in 2033.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2013. The reassessments are a result of ongoing audits and total $110.2 million, including interest, through June 30, 2018. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $63.7 million performance bond, has paid $37.3 million to the Canadian tax authorities (most of which is recorded in other assets in its Consolidated Balance Sheets) and the remaining balance of $9.3 million, which is necessary to proceed with future appeals or litigation, is expected to be addressed later this year.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2018, the Company believes it has adequately reserved for these reassessments.

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

In connection with this settlement, the Company made $18.4 million of tax payments to Canadian taxing authorities during the second quarter of 2018 with the remaining balance of $3.9 million to be paid later in 2018. The Company has a corresponding tax refund due from U.S. taxing authorities of $22.8 million. This refund is expected in late 2018 or early 2019. Additionally, the reassessed Canadian tax, penalties and interest for the Company for years 2007 and 2008 of approximately $34.2 million are effectively resolved.

8.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2018	December 31, 2017
Term Loans due July 2021	$833.1	$837.4
Revolving Credit Facility due July 2021	96.0	168.9
4.875% Senior Notes due July 2024	250.0	250.0
Rabobank Loan due November 2019	18.2	21.1
Banco Itaú Loans due May 2019 to April 2020	1.2	1.9
Financiadora de Estudos e Projetos Loan due November 2023	10.3	13.1
Banco do Brasil Loan due February 2018	—	0.2
Banco Santander Loan due September 2019	16.9	19.6
Banco Santander Loan due November 2019	20.8	24.1
Banco Itaú Loan due March 2019	7.5	12.4
3.7% Banco Itaú Loan due March 2020	15.5	—
Banco Scotiabank Loan due September 2019	20.6	20.5
Banco do Brasil Loans due September 2018 and October 2018	0.3	—
Banco do Itaú Loans due September 2018 and October 2018	0.7	—
	1,291.1	1,369.2
Less unamortized debt issuance costs	(6.1)	(6.7)
Total debt	1,285.0	1,362.5
Less current portion	(29.9)	(32.1)
Long-term debt	$1,255.1	$1,330.4

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

As of June 30, 2018, the term loans and revolving credit facility under the credit agreement were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries.

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

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Company’s Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with the Company’s operations since it acquired the property in 2002. DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha plant. The Company has completed initial on-property investigations and has provided the findings to DATCP. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program, which provides for reimbursement of some of the costs.

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $15.9 million and $18.1 million as of June 30, 2018 and December 31, 2017, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the acquisition of Produquímica, which are primarily related to compensation, labor benefits and consequential tax claims and totaled $8.6 million and $10.5 million as of June 30, 2018 and December 31, 2017, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $34 million and $41 million as of June 30, 2018 and December 31, 2017, respectively.

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

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has three reportable segments: Salt, Plant Nutrition North America and Plant Nutrition South America. The Salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners and agricultural and industrial applications. Plant nutrients, including SOP, secondary nutrients, micronutrients and magnesium chloride for agricultural purposes are produced and marketed through the Plant Nutrition North America segment. The Plant Nutrition South America segment operates two primary businesses in Brazil – agricultural productivity and chemical solutions. See Note 3 for a further discussion of the acquisition. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. The chemical solutions division manufactures and markets specialty chemicals for the industrial chemical industry.

Segment information is as follows (in millions):

Three Months Ended June 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$121.1	$51.8	$71.1	$2.7	$246.7
Intersegment sales	—	2.2	1.1	(3.3)	—
Shipping and handling cost	39.4	6.2	4.2	—	49.8
Operating earnings (loss)	12.5	4.2	0.7	(14.6)	2.8
Depreciation, depletion and amortization	14.1	13.0	5.6	2.6	35.3
Total assets (as of end of period)	830.7	584.2	726.2	133.2	2,274.3

Three Months Ended June 30, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$109.0	$50.5	$66.1	$2.4	$228.0
Intersegment sales	—	2.0	—	(2.0)	—
Shipping and handling cost	29.7	6.9	4.0	—	40.6
Operating earnings (loss)	10.7	7.6	0.8	(13.1)	6.0
Depreciation, depletion and amortization	12.7	8.6	5.4	1.3	28.0
Total assets (as of end of period)	868.0	582.9	790.0	57.0	2,297.9

Six Months Ended June 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$437.0	$104.7	$137.4	$5.5	$684.6
Intersegment sales	—	2.4	1.5	(3.9)	—
Shipping and handling cost	148.9	12.6	8.4	—	169.9
Operating earnings (loss)	46.6	9.1	1.5	(27.8)	29.4
Depreciation, depletion and amortization	28.8	24.3	11.5	5.0	69.6

Six Months Ended June 30, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$383.8	$99.7	$127.4	$4.9	$615.8
Intersegment sales	—	2.9	—	(2.9)	—
Shipping and handling cost	112.7	13.6	8.0	—	134.3
Operating earnings (loss)	56.1	15.2	2.6	(26.5)	47.4
Depreciation, depletion and amortization	25.6	17.5	10.7	2.6	56.4

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$60.6	$—	$—	$—	$60.6
Consumer & Industrial Salt	60.5	—	—	—	60.5
SOP and Specialty Plant Nutrients	—	54.0	49.2	—	103.2
Industrial Chemicals	—	—	23.0	—	23.0
Eliminations & Other	—	(2.2)	(1.1)	2.7	(0.6)
Sales to external customers	$121.1	$51.8	$71.1	$2.7	$246.7

Six Months Ended June 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$296.0	$—	$—	$—	$296.0
Consumer & Industrial Salt	141.0	—	—	—	141.0
SOP and Specialty Plant Nutrients	—	107.1	89.1	—	196.2
Industrial Chemicals	—	—	49.8	—	49.8
Eliminations & Other	—	(2.4)	(1.5)	5.5	1.6
Sales to external customers	$437.0	$104.7	$137.4	$5.5	$684.6

(a)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

The Company’s revenue by geographic area is as follows (in millions):

Revenue	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
United States(a)	$136.6	$378.7
Canada	28.3	119.1
Brazil	68.5	134.1
United Kingdom	9.9	46.6
Other	3.4	6.1
Total Revenue	$246.7	$684.6
(a) United States sales exclude product sold to foreign customers at U.S. ports.

11.	Stockholders’ Equity and Equity Instruments:

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

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The input used to calculate fair value for options granted in 2018 are included in the table below:

Fair value of options granted	$8.77
Exercise price	$59.61
Expected term (years)	4.5
Expected volatility	22.9%
Dividend yield	3.6%
Risk-free rate of return	2.5%

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

PSUs

Substantially all of the PSUs granted under the 2005 Plan and 2015 Plan are either total shareholder return PSUs (“TSR PSUs”) or return on invested capital PSUs (“ROIC PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Russell 3000 Index (for TSR PSUs granted in 2017 and earlier) or the Company’s peer group (for TSR PSUs granted in 2018) over the three-year performance period and may range from 0% to 150% of the target number of shares based upon the attainment of these market conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions.

PSUs represent a target number of shares of the Company’s common stock that may be earned before adjustment based upon the attainment of certain conditions. Holders of PSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are paid.

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

During the six months ended June 30, 2018, the Company reissued the following number of shares from treasury stock: no shares related to the exercise of stock options, 15,080 shares related to the release of RSUs which vested, 2,753 shares related to the release of PSUs which vested and 5,018 shares related to stock payments. The Company recognized a tax deficiency of $0.5 million from its equity compensation awards as an increase to income tax expense during the first six months of 2018. During the first six months of 2018 and 2017, the Company recorded $2.7 million and $2.5 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2018:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2017	562,877	$75.89	70,856	$74.63	112,036	$79.48
Granted	250,514	59.61	42,013	60.28	67,235	64.30
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(15,080)	89.58	(2,753)	78.92
Cancelled/expired	(45,182)	77.71	(4,304)	69.71	(34,053)	93.00
Outstanding at June 30, 2018	768,209	$70.47	93,485	$65.99	142,465	$69.10

(a)
Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU. In 2018, the Company cancelled 25,897 PSUs as their market and performance conditions were not satisfied.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency swap cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive income (loss) as of and for the three and six months ended June 30, 2018 and 2017, are as follows (in millions):

Three Months Ended June 30, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.6)	$(3.8)	$(87.5)	$(92.9)

Other comprehensive income (loss) before reclassifications(b)	0.7	—	(88.7)	(88.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	0.7	—	(88.7)	(88.0)
Ending balance	$(0.9)	$(3.8)	$(176.2)	$(180.9)

Three Months Ended June 30, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.1	$(3.6)	$(87.0)	$(90.5)

Other comprehensive income (loss) before reclassifications(b)	(0.4)	—	(6.6)	(7.0)
Amounts reclassified from accumulated other comprehensive loss	—	0.1	—	0.1
Net current period other comprehensive income (loss)	(0.4)	0.1	(6.6)	(6.9)
Ending balance	$(0.3)	$(3.5)	$(93.6)	$(97.4)

Six Months Ended June 30, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)
Other comprehensive income (loss) before reclassifications(b)	(0.1)	—	(103.1)	(103.2)
Amounts reclassified from accumulated other comprehensive loss	0.3	0.1	—	0.4
Net current period other comprehensive income (loss)	0.2	0.1	(103.1)	(102.8)
Reclassification of stranded tax out of AOCI to retained earnings(c)	(0.2)	—	—	(0.2)
Ending balance	$(0.9)	$(3.8)	$(176.2)	$(180.9)

Six Months Ended June 30, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.6	$(3.7)	$(101.8)	$(104.9)
Other comprehensive income (loss) before reclassifications(b)	(0.9)	—	8.2	7.3
Amounts reclassified from accumulated other comprehensive loss	—	0.2	—	0.2
Net current period other comprehensive income (loss)	(0.9)	0.2	8.2	7.5
Ending balance	$(0.3)	$(3.5)	$(93.6)	$(97.4)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income (loss) presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange (gains) losses of $(43.6) million and $(48.0) million in the three and six months ended June 30, 2018, respectively, and $8.6 million and $1.4 million in the three and six months ended June 30, 2017, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature.

(c)	In the first quarter of 2018, the Company adopted guidance which allows entities to reclassify tax effects of the change in U.S. income tax rates from AOCI to retained earnings (see Note 1).

The amounts reclassified from AOCI to expense for the three and six months ended June 30, 2018 and 2017, are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.2	$0.2	Product cost
Foreign currency swaps	(0.3)	0.2	Interest expense
Income tax expense (benefit)	0.1	(0.1)
Reclassifications, net of income taxes	—	0.3
Amortization of defined benefit pension:
Amortization of loss	$—	$0.1	Product cost
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	—	0.1
Total reclassifications, net of income taxes	$—	$0.4

	Amount Reclassified from AOCI
	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$—	$—	Product cost
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	—	—
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.2	Product cost
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	0.1	0.2
Total reclassifications, net of income taxes	$0.1	$0.2

12.	Derivative Financial Instruments:

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2018, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2019. As of June 30, 2018 and December 31, 2017, the Company had agreements in place to hedge forecasted natural gas purchases of 1.7 million and 2.6 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of June 30, 2018 and December 31, 2017 qualified and were designated as cash flow hedges. As of June 30, 2018, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.7 million of net losses on derivative instruments related to its natural gas hedges.

Foreign Currency Derivatives Not Designated as Hedges

In February 2018, the Company entered into a forward instrument to swap currency denominated in Brazilian reais to Canadian dollars for the amounts borrowed under an intercompany note. The instrument matures in November 2018 and is for a notional amount of approximately $20 million U.S. dollars. The objective of the instrument is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. The instrument is not designated as a hedge. During the six months ended June 30, 2018, the Company recognized a net loss of $0.4 million in its Consolidated Statements of Operations for the swap agreement not designated a hedge.

Foreign Currency Swaps Designated as Hedges

The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil (see Note 8 for more information). The Company may also concurrently enter into foreign currency swap agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, Produquímica’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. As of June 30, 2018, the Company had swap agreements in place to hedge $43.9 million of loans denominated in currencies other than Produquímica’s functional currency. Payments on these loans are due on various dates extending through March 2020. As of June 30, 2018, these foreign currency swap derivative instruments qualified and were designated as cash flow hedges. As of June 30, 2018, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $3.1 million of net gains on derivative instruments related to these foreign currency swap agreements.

The following tables present the fair value of the Company’s hedged items as of June 30, 2018 and December 31, 2017 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	June 30, 2018	Balance Sheet Location	June 30, 2018
Commodity contracts	Other current assets	$—	Accrued expenses	$0.7
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.3
Swap contracts	Other current assets	3.1	Accrued expenses	—
Swap contracts	Other assets	3.9	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a)		7.0		1.0

Derivatives not designated as hedging instruments:
Forward contracts	Other current assets	$2.2	Accrued expenses	$—
Forward contracts	Other assets	—	Other noncurrent liabilities	—
Total derivatives not designated as hedging instruments		2.2		—
Total derivatives(b)		$9.2		$1.0

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets an immaterial amount receivable from both counterparties.

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

The estimated fair values for each type of instrument are presented below (in millions):

	June 30, 2018	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$2.0	$2.0	$—	$—
Derivatives – foreign currency instruments, net	9.2	—	9.2	—
Total Assets	$11.2	$2.0	$9.2	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(2.0)	$(2.0)	$—	$—
Derivatives – natural gas instruments, net	(1.0)	—	(1.0)	—
Total Liabilities	$(3.0)	$(2.0)	$(1.0)	$—

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.0 million and $2.2 million at June 30, 2018 and December 31, 2017, respectively, are stated at fair value based on quoted market prices. As of June 30, 2018 and December 31, 2017, the estimated amount a third party would pay for the Company’s fixed-rate 4.875% senior notes due July 2024, based on available trading information (Level 2), totaled $234.5 million and $246.9 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third party would pay at June 30, 2018 and December 31, 2017 for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled $916.0 million and $989.5 million, respectively, compared with the aggregate principal balance of $929.1 million and $1.01 billion, respectively. The loans assumed in the Produquímica acquisition have floating rates and their fair value approximates their carrying value.

14.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) earnings	$(7.6)	$(6.4)	$5.0	$15.1
Less: amounts allocated to participating securities(a)	(0.1)	(0.1)	(0.2)	(0.2)
Net (loss) earnings available to common shareholders	$(7.7)	$(6.5)	$4.8	$14.9

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,850	33,823	33,843	33,813
Weighted-average awards outstanding(b)	—	—	—	—
Shares for diluted earnings per share	33,850	33,823	33,843	33,813
Net (loss) earnings per common share, basic	$(0.23)	$(0.19)	$0.14	$0.44
Net (loss) earnings per common share, diluted	$(0.23)	$(0.19)	$0.14	$0.44

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 191,000 and 177,000 weighted participating securities for the three and six months ended June 30, 2018, respectively, and 169,000 and 163,000 weighted participating securities for the three and six months ended June 30, 2017, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 920,000 and 772,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2018, respectively, and 728,000 and 609,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2017, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

15.	Subsequent Event:

On July 16, 2018, the Company’s unionized employees at its Goderich mine ratified a three-year collective bargaining agreement, ending a strike that began on April 27, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; strikes, other forms of work stoppage or slowdown or other union activities, including the impact of the Goderich mine strike; weather conditions; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and ability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; restrictions on or ability to pay dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and U.S. laws and regulations applicable to our international operations; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; our ability to successfully implement our strategies; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; the ability to access and control our computer systems and information technology or the inability to protect confidential data; the loss of key personnel; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about the highway deicing markets; weather; our expected sales, sales volumes, sales prices, Goderich mine post-strike transition impacts and logistics costs; fertilizer demand; farmer economics, crop prices; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments and tax refunds; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2018, we operated 22 production and packaging facilities, including:

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

Our plant nutrition business produces and markets specialty plant nutrition products worldwide to distributors and retailers of crop inputs, as well as growers. Our principal plant nutrition product in our Plant Nutrition North America segment is SOP, which we market under the trade name Protassium+. We also sell various secondary nutrients as well as premium micronutrient products under our Wolf Trax brand.

Our Plant Nutrition South America segment operates two primary businesses in Brazil—agricultural productivity, which manufactures and distributes a broad offering of specialty plant nutrition solution-based products; and chemical solutions, which manufactures and markets specialty chemicals, primarily for the water treatment industry and for use in other industrial processes.

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2017, and June 30, 2018, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED JUNE 30
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2017 AND 2018

•	Total sales increased 8%, or $18.7 million, due to increases in all three segments.

•	Operating earnings decreased 53%, or $3.2 million, due to declines in our Plant Nutrition North America segment.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 13%, or $4.3 million.

•	Diluted net loss per share increased 21%, or $0.04.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2017 AND 2018

•	Total sales increased 11%, or $68.8 million, due to increases in all three segments.

•	Operating earnings decreased 38%, or $18.0 million, due to lower operating earnings in all three segments and higher corporate depreciation expense.

•	Adjusted EBITDA* decreased 5%, or $4.7 million.

•	Diluted net earnings per share decreased 68%, or $0.30.

THREE AND SIX MONTHS ENDED JUNE 30
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2017 AND 2018

Gross Profit: Decreased 5%, or $2.4 million; Gross Margin decreased 3 percentage points

•	The Salt segment gross profit increased $1.6 million primarily due to higher highway sales volumes in the second quarter of 2018, which was partially offset by higher shipping and handling costs.

•
The plant nutrition business, on a combined basis, contributed $4.0 million to the decrease in gross profit. The Plant Nutrition North America segment gross profit decreased $3.4 million primarily due to higher depreciation expense which was partially offset by lower per-unit shipping and handling costs. The Plant Nutrition South America segment gross profit decreased $0.6 million primarily due to a weaker Brazilian reais compared to the U.S. dollar.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2017 AND 2018

Gross Profit: Decreased 15%, or $18.6 million; Gross Margin decreased 5 percentage points

•	The Salt segment contributed approximately $10.0 million to the decrease in gross profit. The decrease resulted primarily from higher shipping and handling costs.

•
The plant nutrition business, on a combined basis, contributed $8.8 million to the decrease in gross profit. The Plant Nutrition North America segment gross profit decreased $6.3 million primarily due higher per-unit costs including depreciation expense which were partially offset by lower shipping and handling costs. The Plant Nutrition South America segment gross profit decreased $2.5 million due to higher per-unit costs and a weaker Brazilian reais compared to the U.S. dollar.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2017 AND 2018

SG&A: Increased $0.8 million; Decreased 1.0 percentage point as a percentage of sales from 17.1% to 16.1%

•
The increase in SG&A expense was primarily due to an increase in corporate depreciation expense related to a significant software system upgrade implemented in the latter half of 2017 and was partially offset by the effect of a weaker Brazilian reais compared to the U.S. dollar.

Interest Expense: Increased $2.6 million to $14.9 million

•	The increase was primarily due to higher U.S. interest rates, which was partially offset by lower interest rates for our Produquímica debt.

Other Expense, Net: Decreased $0.8 million from $1.8 million to $1.0 million

•	We realized foreign exchange losses of $2.0 million and $2.9 million in the second quarter of 2018 and 2017, respectively.

Income Tax Benefit: Increased $3.6 million from a benefit of $1.5 million to a benefit of $5.1 million

•	The increase in the income tax benefit was primarily due to the release of tax reserves and lower pretax income in the second quarter of 2018.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•	Our effective tax rate increased from a benefit of 19% in the second quarter of 2017 to a benefit of 40% in the second quarter of 2018.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2017 AND 2018

SG&A: Decreased $0.6 million; Decrease 1.3 percentage points as a percentage of sales from 12.8% to 11.5%

•
The decrease in SG&A expense was primarily due to lower Salt broker sales commissions and the effect of a weaker Brazilian reais compared to the U.S. dollar, which was partially offset by an increase in corporate depreciation expense related to a significant software system upgrade implemented in the latter half of 2017.

Interest Expense: Increased $2.6 million to $28.6 million

•	The increase was primarily due to higher U.S. interest rates, which was partially offset by lower interest rates for our Produquímica debt.

Other Expense (Income), Net: Improved $4.9 million from an expense of $1.7 million to income of $3.2 million

•	We realized foreign exchange gains of $1.2 million for the first six months of 2018 and foreign exchange losses of $4.0 million for the first six months of 2017.

Income Tax (Benefit) Expense: Decreased $5.5 million to a benefit of $0.7 million

•	The decrease was primarily due to lower pre-tax income and the release of tax reserves in the second quarter of 2018.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•	Our effective tax rate declined from 24% in the first six months of 2017 to a benefit of 16% in the first six months of 2018.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.7 million and $2.4 million for the second quarter of 2018 and 2017, respectively, and $5.5 million and $4.9 million for the first six months of 2018 and 2017, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2018	2Q 2017	2018 YTD	2017 YTD
Salt Sales (in millions)	$121.1	$109.0	$437.0	$383.8
Salt Operating Earnings (in millions)	$12.5	$10.7	$46.6	$56.1
Salt Sales Volumes (thousands of tons)
Highway deicing	1,201	948	5,463	4,439
Consumer and industrial	403	424	905	966
Total tons sold	1,604	1,372	6,368	5,405
Average Salt Sales Price (per ton)
Highway deicing	$50.40	$49.95	$54.18	$54.12
Consumer and industrial	$150.29	$145.32	$155.83	$148.65
Combined	$75.47	$79.44	$68.62	$71.01

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2017 AND 2018

•	Salt sales increased 11%, or $12.1 million, primarily due to higher deicing sales volumes which was partially offset by lower consumer and industrial sales volumes.

•	Salt average sales prices decreased 5% due to product sales mix, as highway deicing products which have a lower average sales price were a higher proportion of total sales in the current period.

•	Highway deicing average sales prices increased 1%. Consumer and industrial average sales prices increased 3% due to price increases taken over the last 12 months.

•
Salt sales volumes increased 17%, or 232,000 tons, and contributed approximately $9.6 million to the increase in Salt segment sales. Highway deicing sales volumes increased 27% as a result of April snow events in North America, strong restocking orders following a significantly above average winter in the U.K. and North American customers’ purchases of salt due to anticipated salt sales price increases. Consumer and industrial sales volumes decreased 5% as we shifted more product to our highway deicing business.

•
Salt operating earnings increased 17%, or $1.8 million, primarily due to higher operating rates at certain facilities, which were partially offset by lower production volumes at the Goderich mine and higher logistics costs.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2017 AND 2018

•	Salt sales increased 14%, or $53.2 million, due to higher deicing sales volumes which was partially offset by lower consumer and industrial sales volumes.

•
Salt average sales price decreased 3% due to product mix, as highway deicing products, which have a lower average sales price than consumer and industrial products, were a higher proportion of total sales in the current period.

•
Highway deicing average sales prices remained relatively flat. Consumer and industrial average sales prices increased 5% due to price increases introduced over the last year as well as an improvement in product sales mix.

•
Salt sales volumes increased 18%, or 963,000 tons, and contributed approximately $46.4 million to the increase in Salt segment sales. Highway deicing sales volumes increased 23% as a result of significantly above average winter weather in the U.K. and more winter weather events in North America in the first quarter of 2018 compared to the prior year. The consumer and industrial business sales volume decreased 6%.

•
Salt operating earnings decreased 17%, or $9.5 million, due to higher per-unit product and logistics costs in North America as well as higher-cost inventory produced in 2017 and sold in 2018. The higher per-unit product and logistics costs resulted primarily from lower Goderich mine production levels and higher carryover inventory costs due to the Goderich mine ceiling fall in the second half of 2017. Reduced inventory led to higher logistics costs to move salt into markets typically served by our Goderich mine.

Plant Nutrition North America

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2018	2Q 2017	2018 YTD	2017 YTD
Plant Nutrition North America Sales (in millions)	$51.8	$50.5	$104.7	$99.7
Plant Nutrition North America Operating Earnings (in millions)	$4.2	$7.6	$9.1	$15.2
Plant Nutrition North America Sales Volumes (thousands of tons)	80	78	167	157
Plant Nutrition North America Average Sales Price (per ton)	$644	$642	$626	$633

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2017 AND 2018

•	Plant Nutrition North America sales increased 3%, or $1.3 million.

•
Plant Nutrition North America sales volumes increased 3%, or 2,000 tons, and contributed approximately $1.3 million to the increase in Plant Nutrition North America sales. The increase in sales volumes was primarily driven by an increase in both SOP and micronutrient sales volumes.

•	Plant Nutrition North America average sales prices were essentially flat.

•
Plant Nutrition North America operating earnings decreased 45%, or $3.4 million, due to higher depreciation expense associated with commissioning new production assets at our Ogden facility and potassium chloride (“KCl”) feedstock used to boost SOP production partially offset by a decrease in logistics costs.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2017 AND 2018

•	Plant Nutrition North America sales increased 5%, or $5.0 million.

•
Plant Nutrition North America sales volumes increased 6%, or 10,000 tons, and contributed approximately $6.2 million to the increase in Plant Nutrition North America sales. This increase was due to an increase in both SOP and micronutrient sales volumes.

•	Plant Nutrition North America average sales prices decreased 1% and resulted in reduced sales of $1.2 million.

•
Plant Nutrition North America operating earnings decreased 40%, or $6.1 million, due to an increase in depreciation expense associated with commissioning new production assets at our Ogden facility and additional KCl feedstock used to boost SOP production and was partially offset by lower logistics costs.

•	Favorable logistics costs partially offset the decrease in Plant Nutrition North America operating earnings.

Plant Nutrition South America

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2018	2Q 2017	2018 YTD	2017 YTD
Plant Nutrition South America Sales (in millions)	$71.1	$66.1	$137.4	$127.4
Plant Nutrition South America Operating Earnings (in millions)	$0.7	$0.8	$1.5	$2.6
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	90	79	151	139
Chemical solutions	69	72	148	144
Total tons sold	159	151	299	283
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$538	$519	$582	$553
Chemical solutions	$331	$350	$336	$352
Combined	$448	$439	$460	$451

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2017 AND 2018

•	Plant Nutrition South America sales increased 8%, or $5.0 million, despite an 11% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year.

•
Plant Nutrition South America sales volumes increased 5%, or 8,000 tons, and contributed approximately $4.6 million to the increase in Plant Nutrition South America sales. Agricultural productivity sales volumes increased 14% primarily driven by an increase in pre-season sales of agricultural productivity products as a result of the economic environment in Brazil. Chemical solutions sales volumes decreased 4%. Both agricultural productivity and chemical solutions sales were negatively impacted by the national truck driver strike in Brazil.

•
A 2% increase in Plant Nutrition South America average sales price contributed approximately $0.4 million to the Plant Nutrition South America sales increase. The increase in average sales price was primarily due to a 4% increase in agriculture product sales prices, partially offset by a 5% decrease in chemical solutions product prices due to shifts in product sales mix and price increases taken to cover rising commodity costs.

•	Plant Nutrition South America operating earnings decreased 13%, or $0.1 million, due to a weaker Brazilian reais versus the U.S. dollar and reduced sales due to the truck driver strike in Brazil.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2017 AND 2018

•	Plant Nutrition South America sales increased 8% or $10.0 million.

•
Plant Nutrition South America sales volumes increased 6%, or 16,000 tons, and contributed approximately $8.1 million to the increase in Plant Nutrition South America sales. The increase in sales volumes was primarily driven by an increase in pre-season sales of agricultural productivity products as a result of the economic environment in Brazil in the second quarter of 2018. Both agricultural productivity and chemical solutions sales were negatively impacted by the national truck driver strike in Brazil.

•
A 2% increase in Plant Nutrition South America average sales price contributed approximately $1.9 million to the Plant Nutrition South America sales increase. The increase in average sales price was primarily due to a 5% increase in agriculture product sales prices to cover commodity cost increases, partially offset by a 5% decrease in chemical solutions product prices due to shifts in product sales mix.

•
Plant Nutrition South America operating earnings decreased 42%, or $1.1 million, primarily due to the $1.9 million gain recognized in the first quarter of 2017 related to the settlement of the contingent consideration for the acquisition of Produquímica and a weaker Brazilian reais versus the U.S. dollar.

Outlook

•
Strong fundamentals in the highway deicing markets in North America and the U.K. are expected to result in an increase in Salt pricing and sales volumes for the second half of 2018 compared to the second half of 2017, assuming average winter weather. We expect Salt sales volumes to range from 11.8 million to 12.3 million tons in 2018. These Salt sales price increases are expected to be partially offset by increased logistics costs and Goderich mine post-strike transition impacts.

•
Plant Nutrition North America sales are expected to benefit from steady demand in the fall fertilizer season across all product lines. Plant Nutrition North American sales volumes are now expected to range from 340,000 to 360,000 tons in 2018.

•
Improving farmer economics due to strong crop prices and the strong U.S. dollar are expected to increase Plant Nutrition South America sales volumes in the second half of 2018 when compared to the same period in 2017. Plant Nutrition South America sales volumes are now expected to range from 750,000 to 875,000 tons.

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

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2018, we had $26.5 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. In December 2017, U.S. tax reform legislation was enacted, including a one-time mandatory tax on previously deferred foreign earnings. As a result, in December 2017 we recorded tax expense of $55.2 million related to this one-time tax, which will be paid over an eight-year period. As of December 31, 2017, all non-U.S. undistributed earnings were subject to the one-time mandatory tax in the U.S. with the exception of outside basis differences of $59.3 million related to our Brazilian entities. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 7 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a federal settlement with Canadian and U.S. tax authorities related to our transfer pricing issues for our 2007-2012 tax years. The agreement resulted in intercompany cash payments from our U.S. subsidiary to our Canadian subsidiary of $85.7 million in the first quarter of 2018 and payments to the Canadian tax authorities of $18.4 million in the second quarter of 2018. The Company will also make an additional tax payment of $3.9 million to the Canadian tax authorities in the second half of 2018 in connection with this settlement. In addition, the Company has a corresponding tax refund due from U.S. taxing authorities of $22.8 million that is expected to be received in late 2018 or early 2019. There are ongoing challenges by Canadian provincial taxing authorities regarding our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings as well as future cash flows from our domestic operations. See Note 7 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlement.

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

Cash and cash equivalents as of June 30, 2018 of $40.8 million, increased $4.2 million from December 31, 2017. We generated $181.6 million of operating cash flows in the first six months of 2018. In the first six months of 2018, we used cash on hand and cash flows from operations to make net payments on our debt of $67.3 million, fund capital expenditures of $52.1 million and pay dividends on our common stock of $49.0 million.

As of June 30, 2018, we had $1.29 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Notes, $929.1 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $96.0 million borrowed against our revolving credit facility, and $112.0 million of debt related to Produquímica. We had $10.4 million of outstanding letters of credit as of June 30, 2018, which reduced our revolving credit facility borrowing availability to $193.6 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of June 30, 2018, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The table below provides a summary of our cash flows by category:

SIX MONTHS ENDED JUNE 30, 2018	SIX MONTHS ENDED JUNE 30, 2017
Operating Activities:
» Net earnings were $5.0 million.	» Net earnings were $15.1 million.
» Non-cash depreciation and amortization expense was $69.6 million.	» Non-cash depreciation and amortization expense was $56.4 million.
» Working capital items were a source of operating cash flows of $92.7 million.	» Working capital items were a source of operating cash flows of $71.3 million.
Investing Activities:
» Net cash flows used by investing activities included $52.1 million of capital expenditures.	» Net cash flows used by investing activities included $55.6 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $49.0 million. » In addition, we had net payments on our debt of $67.3 million.
» Net cash flows used by financing activities included the payment of dividends of $48.9 million.

» In addition, we had net payments on our debt of $69.9 million.

» We also paid $14.7 million for the final payment related to the Produquímica acquisition.

Other Matters

See Notes 7, 9 and 15 to our Consolidated Financial Statements for a discussion regarding labor (including the end of a strike at our Goderich, Ontario mine), environmental and litigation matters.

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

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) earnings	$(7.6)	$(6.4)	$5.0	$15.1
Interest expense	14.9	12.3	28.6	26.0
Income tax (benefit) expense	(5.1)	(1.5)	(0.7)	4.8
Depreciation, depletion and amortization	35.3	28.0	69.6	56.4
EBITDA	37.5	32.4	102.5	102.3
Adjustments to EBITDA:
Other expense (income), net	1.0	1.8	(3.2)	1.7
Adjusted EBITDA	$38.5	$34.2	$99.3	$104.0

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, the Company implemented new guidance related to revenue recognition. Though adoption of the guidance was not deemed to have a material effect on the amounts reported in its consolidated financial statements, the Company has implemented internal controls to monitor and analyze those business practices that, if changed, could have a material impact on the consolidated financial statements under the guidance.

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

Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce was represented by collective bargaining agreements as of December 31, 2017. Of our 12 collective bargaining agreements in effect on January 1, 2018, four have expired in 2018, five will expire in 2019, one will expire in 2020, one will expire in 2021 and one will expire in 2022. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located. Unsuccessful contract negotiations or adverse labor relations at any of our locations could result in strikes, work stoppages, work slowdowns or other actions, which could disrupt our business and operations. These disruptions could negatively impact our operations, our ability to produce or sell our products, our ability to service our customers and our ability to recruit and retain personnel, and could result in significant additional costs as well as adversely affect our reputation, financial condition and operating results.

The collective bargaining agreement for our Goderich mine, our largest North American production site, expired on March 31, 2018. Unionized employees at the Goderich mine initiated a strike on April 27, 2018 that ended on July 16, 2018 when a new three-year collective bargaining agreement was ratified by these employees. There is a risk that following the strike, dissatisfied employees, either with or without union involvement, could engage in work stoppages, work slowdowns or other actions that could disrupt or negatively impact our business and operations or could result in additional costs as well as adversely affect our reputation, financial condition and operating results.

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
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 7, 2018	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)