Form 10-Q
period 2018-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2018-11-01
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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
Yes: ☑     No:  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of October 29, 2018, was 33,851,631 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$36.1	$36.6
Receivables, less allowance for doubtful accounts of $9.8 in 2018 and $10.9 in 2017	213.0	344.5
Inventories	312.0	289.9
Other	84.0	66.5
Total current assets	645.1	737.5
Property, plant and equipment, net	1,067.1	1,138.1
Intangible assets, net	120.4	143.6
Goodwill	345.2	405.0
Investment in equity method investee	24.3	24.6
Other	150.9	122.2
Total assets	$2,353.0	$2,571.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28.2	$32.1
Accounts payable	137.3	123.5
Accrued expenses	46.4	54.4
Accrued salaries and wages	28.5	23.9
Income taxes payable	7.0	25.9
Accrued interest	5.5	8.2
Total current liabilities	252.9	268.0
Long-term debt, net of current portion	1,312.0	1,330.4
Deferred income taxes, net	112.2	127.0
Other noncurrent liabilities	144.7	151.0
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	106.3	102.5
Treasury stock, at cost — 1,516,265 shares at September 30, 2018 and 1,539,763 shares at December 31, 2017	(2.9)	(2.9)
Retained earnings	616.9	672.5
Accumulated other comprehensive loss	(189.5)	(77.9)
Total stockholders’ equity	531.2	694.6
Total liabilities and stockholders’ equity	$2,353.0	$2,571.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	$322.5	$290.7	$1,007.1	$906.5
Shipping and handling cost	51.9	45.5	221.8	179.8
Product cost	199.2	169.1	606.0	524.1
Gross profit	71.4	76.1	179.3	202.6
Selling, general and administrative expenses	38.8	44.7	117.3	123.8
Operating earnings	32.6	31.4	62.0	78.8

Other expense (income):
Interest expense	15.9	13.5	44.5	39.5
Net earnings in equity investee	(0.6)	(0.4)	(0.9)	(0.6)
Other, net	2.8	(1.2)	(0.4)	0.5
Earnings before income taxes	14.5	19.5	18.8	39.4
Income tax expense (benefit)	1.7	(12.5)	1.0	(7.7)
Net earnings	$12.8	$32.0	$17.8	$47.1

Basic net earnings per common share	$0.37	$0.94	$0.52	$1.38
Diluted net earnings per common share	$0.37	$0.94	$0.51	$1.38

Weighted-average common shares outstanding (in thousands):
Basic	33,851	33,825	33,846	33,817
Diluted	33,851	33,825	33,846	33,817

Cash dividends per share	$0.72	$0.72	$2.16	$2.16

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$12.8	$32.0	$17.8	$47.1
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both the three and nine months ended September 30, 2018, and 2017, respectively	—	—	0.1	0.2
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.1) in both the three and nine months ended September 30, 2018, respectively, and $0.4 and $0.9 in the three and nine months ended September 30, 2017, respectively.	0.3	(0.7)	0.5	(1.6)
Cumulative translation adjustment	(8.9)	46.1	(112.0)	54.3
Comprehensive income (loss)	$4.2	$77.4	$(93.6)	$100.0

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2018
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6
Comprehensive income (loss)				17.8	(111.4)	(93.6)
Stranded tax effect from tax reform				0.2	(0.2)	—
Dividends on common stock		0.2		(73.6)		(73.4)
Stock-based compensation		3.6				3.6
Balance, September 30, 2018	$0.4	$106.3	$(2.9)	$616.9	$(189.5)	$531.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net earnings	$17.8	$47.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	103.6	89.1
Finance fee amortization	1.6	1.7
Stock-based compensation	3.6	3.8
Deferred income taxes	(0.3)	(11.9)
Net earnings in equity method investee	(0.9)	(0.6)
Gain on settlement of acquisition-related contingent consideration	—	(1.9)
Unrealized foreign exchange loss (gain)	9.5	(2.0)
Other, net	3.2	0.3
Changes in operating assets and liabilities:
Receivables	116.2	116.6
Inventories	(61.1)	(49.0)
Other assets	(36.0)	(20.2)
Accounts payable and accrued expenses	8.3	(44.2)
Other liabilities	(0.1)	(0.2)
Net cash provided by operating activities	165.4	128.6
Cash flows from investing activities:
Capital expenditures	(72.2)	(81.0)
Other, net	(2.3)	(3.8)
Net cash used in investing activities	(74.5)	(84.8)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	348.4	183.5
Principal payments on revolving credit facility borrowings	(333.3)	(137.9)
Proceeds from issuance of long-term debt	36.2	52.9
Principal payments on long-term debt	(62.6)	(95.6)
Acquisition-related contingent consideration payment	—	(14.7)
Dividends paid	(73.4)	(73.3)
Deferred financing costs	(0.3)	(0.7)
Proceeds received from stock option exercises	—	0.3
Other, net	(0.7)	0.9
Net cash used in financing activities	(85.7)	(84.6)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	2.5
Net change in cash and cash equivalents	(0.5)	(38.3)
Cash and cash equivalents, beginning of the year	36.6	77.4
Cash and cash equivalents, end of period	$36.1	$39.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$41.4	$33.5
Income taxes paid, net of refunds	$32.3	$22.9

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

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance to require customers in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to capitalize as assets. The capitalized implementation costs related to these arrangements are required to be amortized over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for these costs in an entity’s financial statements. The guidance is effective for periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.

In February 2018, the FASB issued guidance to address income tax accounting treatment of tax effects within accumulated other comprehensive income (“AOCI”) due to the enactment of the U.S. Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify tax effects of the change in U.S. income tax rates from AOCI to retained earnings. The guidance is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company early adopted this standard in the first quarter of 2018 and has elected to reclassify to retained earnings the effect of the change in the U.S. income tax rate on items remaining in AOCI as of the enactment date of the Act. In the first quarter of 2018, the Company reclassified $0.2 million to retained earnings from AOCI as a result of the Company’s cash flow hedges. See the Consolidated Statement of Stockholders’ Equity for details on the reclassification.

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

In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the standard requires expanded qualitative and quantitative disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires a modified retrospective transition method. The Company is continuing its assessment of the impact that the guidance will have on the consolidated financial statements by analyzing all potential leases, documenting leasing procedures, designing new controls for leases and implementation of new software.

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

The Company determined that the book value of the accounts receivable included in the purchase price allocation approximates their fair value due to their short-term nature. The gross contractual amounts of the receivables exceeded their fair values by the amount of an allowance for doubtful accounts of approximately $8 million.

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

Impact on Operating Results

Produquímica contributed sales of $141.2 million and $278.6 million during the three and nine months ended September 30, 2018, respectively, and sales of $123.2 million and $250.6 million during the three and nine months ended September 30, 2017 respectively. Produquímica contributed net income of $18.9 million and $12.1 million during the three and nine months ended September 30, 2018, respectively, and net income of $29.5 million and $20.7 million, during the three and nine months ended September 30, 2017 respectively.

4.	Inventories:

Inventories consist of the following (in millions):

	September 30, 2018	December 31, 2017
Finished goods	$244.1	$208.4
Raw materials and supplies	67.9	81.5
Total inventories	$312.0	$289.9

5.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	September 30, 2018	December 31, 2017
Land, buildings and structures, and leasehold improvements	$561.7	$552.5
Machinery and equipment	983.2	942.3
Office furniture and equipment	53.9	53.1
Mineral interests	171.0	173.1
Construction in progress	148.2	213.4
	1,918.0	1,934.4
Less accumulated depreciation and depletion	(850.9)	(796.3)
Property, plant and equipment, net	$1,067.1	$1,138.1

6.	Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Aggregate amortization expense	$3.5	$4.1	$11.4	$12.2

Amounts related to the Company’s goodwill are as follows (in millions):

	September 30, 2018	December 31, 2017
Goodwill - Plant Nutrition North America Segment	$55.6	$57.3
Goodwill - Plant Nutrition South America Segment	283.7	341.6
Other	5.9	6.1
Total	$345.2	$405.0

The change in goodwill between December 31, 2017 and September 30, 2018 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

During the nine months ended September 30, 2017, the Company determined it is more likely than not that a portion of its Brazilian deferred tax assets acquired in connection with the acquisition of Produquímica will be used to reduce taxable income. For the nine months ended September 30, 2017, the Company included approximately $12 million of this valuation allowance release in the calculation of the estimated annual effective tax rate for 2017, and approximately $13 million as a discrete income tax benefit.

The Company has recorded a one-time mandatory tax on unremitted foreign earnings of $55.2 million (recorded in the fourth quarter of 2017) offset by $8.6 million ($8.4 million recorded in the fourth quarter of 2017) of benefit related to the remeasurement of the Company’s deferred tax liabilities at the new income tax rate in accordance with the Act (which is commonly referred to as “U.S. tax reform”), enacted on December 22, 2017. The Company believes the $46.6 million net charge represents a reasonable estimate; however, this amount is provisional and additional work is necessary to do a more detailed analysis of historical foreign earnings as well as any potential corresponding adjustments. The estimate will be finalized with the filing of the Company’s U.S. tax return due on December 15, 2018.

In addition, the Company is still evaluating the accounting policy elections regarding the Global Intangible Low-Taxed Income provisions of the Act as of September 30, 2018.

The Company had $29.1 million and $46.1 million as of September 30, 2018 and December 31, 2017, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $5.7 million of gross foreign federal NOL carryforwards and $0.7 million of tax-effected provincial NOL carryforwards as of December 31, 2017 which expire beginning in 2033.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2013. The reassessments are a result of ongoing audits and total $113.3 million, including interest, through September 30, 2018. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $73.1 million performance bond, has paid $38.3 million to the Canadian tax authorities (most of which is recorded in other assets in its Consolidated Balance Sheets) and the remaining balance of $1.9 million, which is necessary to proceed with future appeals or litigation, is expected to be addressed later this year.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of September 30, 2018, the Company believes it has adequately reserved for these reassessments.

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

In connection with this settlement, the Company made $18.4 million of tax payments to Canadian taxing authorities during the second quarter of 2018 with the remaining balance of $4.3 million to be paid in the fourth quarter of 2018. The Company has a corresponding tax refund due from U.S. taxing authorities of $22.8 million. This refund is expected in late 2018 or early 2019. Additionally, the reassessed Canadian tax, penalties and interest for the Company for years 2007 and 2008 of approximately $34.2 million are effectively resolved.

8.	Long-term Debt:

Long-term debt consists of the following (in millions):

	September 30, 2018	December 31, 2017
Term Loans due July 2021	$831.0	$837.4
Revolving Credit Facility due July 2021	184.2	168.9
4.875% Senior Notes due July 2024	250.0	250.0
Rabobank Loan due November 2019	17.5	21.1
Banco Itaú Loans due May 2019 to April 2020	0.9	1.9
Financiadora de Estudos e Projetos Loan due November 2023	9.5	13.1
Banco do Brasil Loan due February 2018	—	0.2
Banco Santander Loan due September 2019	—	19.6
Banco Santander Loan due November 2019	—	24.1
Banco Itaú Loan due March 2019	5.0	12.4
3.7% Banco Itaú Loan due March 2020	15.5	—
Banco Scotiabank Loan due September 2019	10.3	20.5
Banco Santander Loan due September 2020	20.0	—
Other	2.0	—
	1,345.9	1,369.2
Less unamortized debt issuance costs	(5.7)	(6.7)
Total debt	1,340.2	1,362.5
Less current portion	(28.2)	(32.1)
Long-term debt	$1,312.0	$1,330.4

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

During the the third quarter of 2018, the Company paid off approximately $36 million of its Brazilian loans and entered into a new $20.0 million Brazilian loan. The new variable rate loan bears interest of 117.5% of CDI and matures in September 2020. In the third quarter of 2018, the Company sold approximately $9.2 million of receivables for $8.6 million in cash. The proceeds of this transaction were used to refinance the aforementioned Brazilian loans. The Company is contingently liable for up to 20% of the receivables balance if the banks are unable to collect on these accounts.

As of September 30, 2018, the term loans and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries.

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

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) and the Wisconsin Department of Natural Resources (“DNR”) have information indicating that agricultural chemicals are present within the subsurface area of the Company’s Kenosha, Wisconsin plant. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with the Company’s operations since it acquired the property in 2002. DATCP and DNR have directed the Company to conduct further investigations into the environmental conditions at the Kenosha plant. The Company continues on-property investigations and has provided the findings to DATCP and DNR as they have become available. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program, which provides for reimbursement of some of the costs.

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $15.4 million and $18.1 million as of September 30, 2018 and December 31, 2017, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the acquisition of Produquímica, which are primarily related to compensation, labor benefits and consequential tax claims that totaled $7.9 million and $10.5 million as of September 30, 2018 and December 31, 2017, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $31 million and $41 million as of September 30, 2018 and December 31, 2017, respectively.

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

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has three reportable segments: Salt, Plant Nutrition North America and Plant Nutrition South America. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. Plant nutrients, including SOP, secondary nutrients, micronutrients and magnesium chloride for agricultural purposes are produced and marketed through the Plant Nutrition North America segment. The Plant Nutrition South America segment operates two primary businesses in Brazil – agricultural productivity and chemical solutions. See Note 3 for a further discussion of the acquisition. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. The chemical solutions division manufactures and markets specialty chemicals for the industrial chemical industry.

Segment information is as follows (in millions):

Three Months Ended September 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$137.0	$41.7	$141.2	$2.6	$322.5
Intersegment sales	—	1.1	1.1	(2.2)	—
Shipping and handling cost	41.2	5.0	5.7	—	51.9
Operating earnings (loss)	12.1	2.3	31.2	(13.0)	32.6
Depreciation, depletion and amortization	13.7	12.8	5.0	2.5	34.0
Total assets (as of end of period)	918.5	594.5	705.4	134.6	2,353.0

Three Months Ended September 30, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$124.7	$40.3	$123.2	$2.5	$290.7
Intersegment sales	—	1.5	—	(1.5)	—
Shipping and handling cost	34.9	4.8	5.8	—	45.5
Operating earnings (loss)	22.5	2.3	21.4	(14.8)	31.4
Depreciation, depletion and amortization	13.5	9.2	7.5	2.5	32.7
Total assets (as of end of period)	948.7	593.1	844.2	60.8	2,446.8

Nine Months Ended September 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$574.0	$146.4	$278.6	$8.1	$1,007.1
Intersegment sales	—	3.5	2.6	(6.1)	—
Shipping and handling cost	190.1	17.6	14.1	—	221.8
Operating earnings (loss)	58.7	11.4	32.7	(40.8)	62.0
Depreciation, depletion and amortization	42.5	37.1	16.5	7.5	103.6

Nine Months Ended September 30, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$508.5	$140.0	$250.6	$7.4	$906.5
Intersegment sales	—	4.4	—	(4.4)	—
Shipping and handling cost	147.6	18.4	13.8	—	179.8
Operating earnings (loss)	78.6	17.5	24.0	(41.3)	78.8
Depreciation, depletion and amortization	39.1	26.7	18.2	5.1	89.1

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended September 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$64.0	$—	$—	$—	$64.0
Consumer & Industrial Salt	73.0	—	—	—	73.0
SOP and Specialty Plant Nutrients	—	42.8	119.4	—	162.2
Industrial Chemicals	—	—	22.9	—	22.9
Eliminations & Other	—	(1.1)	(1.1)	2.6	0.4
Sales to external customers	$137.0	$41.7	$141.2	$2.6	$322.5

Nine Months Ended September 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$360.0	$—	$—	$—	$360.0
Consumer & Industrial Salt	214.0	—	—	—	214.0
SOP and Specialty Plant Nutrients	—	149.9	208.5	—	358.4
Industrial Chemicals	—	—	72.7	—	72.7
Eliminations & Other	—	(3.5)	(2.6)	8.1	2.0
Sales to external customers	$574.0	$146.4	$278.6	$8.1	$1,007.1

(a)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

The Company’s revenue by geographic area is as follows (in millions):

Revenue	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
United States(a)	$126.0	$498.5
Canada	33.4	157.0
Brazil	136.3	270.3
United Kingdom	17.3	64.0
Other	9.5	17.3
Total Revenue	$322.5	$1,007.1
(a) United States sales exclude product sold to foreign customers at U.S. ports.

11.	Stockholders’ Equity and Equity Instruments:

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

To estimate the fair value of the TSR PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index or the Company’s peer group depending on the year granted. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the Russell 3000 Index or peer group. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the ROIC PSUs. The Company will adjust the expense of the ROIC PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.

During the nine months ended September 30, 2018, the Company reissued the following number of shares from treasury stock: no shares related to the exercise of stock options, 15,080 shares related to the release of RSUs which vested, 2,753 shares related to the release of PSUs which vested and 5,665 shares related to stock payments. In 2017, the Company issued 38,197 shares from treasury stock. The Company recognized a tax deficiency of $0.5 million from its equity compensation awards as an increase to income tax expense during the first nine months of 2018. During the first nine months of 2018 and 2017, the Company recorded $3.6 million and $3.8 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2018:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2017	562,877	$75.89	70,856	$74.63	112,036	$79.48
Granted	250,514	59.61	42,013	60.28	67,235	64.30
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(15,080)	89.58	(2,753)	78.92
Cancelled/expired	(64,620)	74.42	(6,652)	67.68	(38,496)	90.18
Outstanding at September 30, 2018	748,771	$70.57	91,137	$66.04	138,022	$69.12

(a)
Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU. In 2018, the Company cancelled 25,897 PSUs as their market and performance conditions were not satisfied.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive income (loss) as of and for the three and nine months ended September 30, 2018 and 2017, are as follows (in millions):

Three Months Ended September 30, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.8)	$(176.2)	$(180.9)

Other comprehensive income (loss) before reclassifications(b)	1.6	—	(8.9)	(7.3)
Amounts reclassified from accumulated other comprehensive loss	(1.3)	—	—	(1.3)
Net current period other comprehensive income (loss)	0.3	—	(8.9)	(8.6)
Ending balance	$(0.6)	$(3.8)	$(185.1)	$(189.5)

Three Months Ended September 30, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.3)	$(3.5)	$(93.6)	$(97.4)

Other comprehensive income (loss) before reclassifications(b)	(0.5)	—	46.1	45.6
Amounts reclassified from accumulated other comprehensive loss	(0.2)	—	—	(0.2)
Net current period other comprehensive income (loss)	(0.7)	—	46.1	45.4
Ending balance	$(1.0)	$(3.5)	$(47.5)	$(52.0)

Nine Months Ended September 30, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)

Other comprehensive income (loss) before reclassifications(b)	1.5	—	(112.0)	(110.5)
Amounts reclassified from accumulated other comprehensive loss	(1.0)	0.1	—	(0.9)
Net current period other comprehensive income (loss)	0.5	0.1	(112.0)	(111.4)
Reclassification of stranded tax out of AOCI to retained earnings(c)	(0.2)	—	—	(0.2)
Ending balance	$(0.6)	$(3.8)	$(185.1)	$(189.5)

Nine Months Ended September 30, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.6	$(3.7)	$(101.8)	$(104.9)

Other comprehensive income (loss) before reclassifications(b)	(1.4)	—	54.3	52.9
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.2	—	—
Net current period other comprehensive income (loss)	(1.6)	0.2	54.3	52.9
Ending balance	$(1.0)	$(3.5)	$(47.5)	$(52.0)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income (loss) presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange gains (losses) of $(7.9) million and $(55.9) million in the three and nine months ended September 30, 2018, respectively, and $(22.0) million and $(20.6) million in the three and nine months ended September 30, 2017, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of a long-term investment nature.

(c)	In the first quarter of 2018, the Company adopted guidance which allows entities to reclassify tax effects of the change in U.S. income tax rates from AOCI to retained earnings (see Note 1).

The amounts reclassified from AOCI to expense for the three and nine months ended September 30, 2018 and 2017, are shown below (in millions):

	Amount Reclassified from AOCI
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.2	$0.4	Product cost
Foreign currency contracts	(2.2)	(2.0)	Interest expense
Income tax expense (benefit)	0.7	0.6
Reclassifications, net of income taxes	(1.3)	(1.0)
Amortization of defined benefit pension:
Amortization of loss	$—	$0.1	Product cost
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	—	0.1
Total reclassifications, net of income taxes	$(1.3)	$(0.9)

	Amount Reclassified from AOCI
	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.2	$0.2	Product cost
Foreign currency contracts	(0.5)	(0.5)	Interest expense
Income tax expense (benefit)	0.1	0.1
Reclassifications, net of income taxes	(0.2)	(0.2)
Amortization of defined benefit pension:
Amortization of loss	$—	$0.2	Product cost
Income tax expense (benefit)	—	—
Reclassifications, net of income taxes	—	0.2
Total reclassifications, net of income taxes	$(0.2)	$—

12.	Derivative Financial Instruments:

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2018, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2019. As of September 30, 2018 and December 31, 2017, the Company had agreements in place to hedge forecasted natural gas purchases of 1.4 million and 2.6 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of September 30, 2018 and December 31, 2017 qualified and were designated as cash flow hedges. As of September 30, 2018, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.5 million of net losses on derivative instruments related to its natural gas hedges.

Foreign Currency Derivatives Not Designated as Hedges

In February 2018, the Company entered into a forward instrument to swap currency denominated in Brazilian reais to Canadian dollars for the amounts borrowed under an intercompany note. The instrument matures in November 2018 and is for a notional amount of approximately $19.9 million U.S. dollars. The objective of the instrument is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. The instrument is not designated as a hedge. During the nine months ended September 30, 2018, the Company recognized a net gain of $3.5 million in other expense in its Consolidated Statements of Operations for this agreement.

In the third quarter of 2018, the Company entered into non-deliverable forward contracts to fix $11.9 million of its net position in accounts receivable and accounts payable in Brazil that are U.S. dollar denominated. The objective of these instruments is to mitigate the foreign currency fluctuation risk related to the Company’s accounts receivable and payable denominated in a currency other than Produquímica’s functional currency. These forward contracts are not designated as hedges. During the three months ended September 30, 2018, the Company recognized a net loss of $0.3 million in other expense in its Consolidated Statements of Operations for these forward contracts.

Foreign Currency Derivatives Designated as Hedges

The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil (see Note 8 for more information). The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, Produquímica’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. As of September 30, 2018, the Company had swap agreements in place to hedge $30.8 million of loans denominated in currencies other than Produquímica’s functional currency. Payments on these loans are due on various dates extending through March 2020. As of September 30, 2018, these foreign currency derivative instruments qualified and were designated as cash flow hedges. As of September 30, 2018, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $3.2 million of net gains on derivative instruments related to these foreign currency swap agreements.

The following tables present the fair value of the Company’s hedged items as of September 30, 2018 and December 31, 2017 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	September 30, 2018	Balance Sheet Location	September 30, 2018
Commodity contracts	Other current assets	$—	Accrued expenses	$0.5
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.2
Foreign currency contracts	Other current assets	3.2	Accrued expenses	—
Foreign currency contracts	Other assets	3.1	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a)		6.3		0.7

Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	$2.8	Accrued expenses	$—
Foreign currency contracts	Other assets	—	Other noncurrent liabilities	—
Total derivatives not designated as hedging instruments		2.8		—
Total derivatives(b)		$9.1		$0.7

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets an immaterial amount receivable from both counterparties.

(b)
The Company has commodity hedge and foreign currency contracts with two and three counterparties, respectively. Amounts recorded as liabilities for the Company’s commodity contracts are payable to two counterparties. The amounts recorded as receivables for the Company’s foreign currency contracts are receivable from two counterparties. The amounts recorded as receivables for the Company’s forward contracts to hedge its net position in accounts receivable and accounts payable are due from one counterparty.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	December 31, 2017	Balance Sheet Location	December 31, 2017
Commodity contracts	Other current assets	$—	Accrued expenses	$1.0
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.4
Foreign currency contracts	Other current assets	0.9	Accrued expenses	—
Foreign currency contracts	Other assets	0.4	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$1.3		$1.4

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets less than $0.1 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

(b)
The Company has both commodity hedge and foreign currency contracts with two counterparties each. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties, and amounts recorded as assets for the Company’s foreign currency contracts are receivable from both counterparties.

13.	Fair Value Measurements:

The Company’s financial instruments are measured and reported at their estimated fair values. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs) or, absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs) other than those described in Note 3.

The Company holds marketable securities associated with its defined contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company also held short-term investments which were classified as trading securities with any gains or losses recognized through earnings. The Company sold these investments during the first quarter of 2017. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and its risk of changes in foreign currency exchange rates (see Note 12). The fair values of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

The estimated fair values for each type of instrument are presented below (in millions):

	September 30, 2018	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified retirement plan(a)	$2.0	$2.0	$—	$—
Derivatives – foreign currency contracts, net	9.1	—	9.1	—
Total Assets	$11.1	$2.0	$9.1	$—
Liability Class:
Liabilities related to non-qualified retirement plan	$(2.0)	$(2.0)	$—	$—
Derivatives – natural gas instruments, net	(0.7)	—	(0.7)	—
Total Liabilities	$(2.7)	$(2.0)	$(0.7)	$—

(a)
Includes mutual fund investments of approximately 25% in common stock of large-cap U.S. companies, 20% in common stock of small to mid-cap U.S. companies, 5% in international companies, 15% in bond funds, 15% in short-term investments and 20% in blended funds.

	December 31, 2017	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.2	$2.2	$—	$—
Derivatives – foreign currency contracts, net	1.3	—	1.3	—
Total Assets	$3.5	$2.2	$1.3	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.2)	$(2.2)	$—	$—
Derivatives – natural gas instruments, net	(1.4)	—	(1.4)	—
Total Liabilities	$(3.6)	$(2.2)	$(1.4)	$—

(a)
Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 20% in short-term investments and 20% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.0 million and $2.2 million at September 30, 2018 and December 31, 2017, respectively, are stated at fair value based on quoted market prices. As of September 30, 2018 and December 31, 2017, the estimated amount a third party would pay for the Company’s fixed-rate 4.875% senior notes due July 2024, based on available trading information (Level 2), totaled $231.6 million and $246.9 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third party would pay at September 30, 2018 and December 31, 2017 for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled $1.0 billion and $989.5 million, respectively, compared with the aggregate principal balance of $1.02 billion and $1.01 billion, respectively. The Brazilian loans have floating rates and their fair value approximates their carrying value.

14.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net earnings	$12.8	$32.0	$17.8	$47.1
Less: amounts allocated to participating securities(a)	(0.1)	(0.2)	(0.3)	(0.3)
Net earnings available to common shareholders	$12.7	$31.8	$17.5	$46.8

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,851	33,825	33,846	33,817
Weighted-average awards outstanding(b)	—	—	—	—
Shares for diluted earnings per share	33,851	33,825	33,846	33,817
Net earnings per common share, basic	$0.37	$0.94	$0.52	$1.38
Net earnings per common share, diluted	$0.37	$0.94	$0.51	$1.38

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 193,000 and 183,000 weighted participating securities for the three and nine months ended September 30, 2018, respectively, and 169,000 and 165,000 weighted participating securities for the three and nine months ended September 30, 2017, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 871,000 and 802,000 weighted-average equity awards outstanding for the three and nine months ended September 30, 2018, respectively, and 695,000 and 637,000 weighted-average equity awards outstanding for the three and nine months ended September 30, 2017, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; strikes, other forms of work stoppage or slowdown or other union activities, including the impact of the Goderich mine strike; weather conditions; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and ability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; restrictions on our ability to pay dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and U.S. laws and regulations applicable to our international operations; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; our ability to successfully implement our strategies; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; the ability to access and control our computer systems and information technology or the inability to protect confidential data; the loss of key personnel; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of September 30, 2018, we operated 22 production and packaging facilities, including:

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

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2017 and September 30, 2018, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND NINE MONTHS ENDED SEPTEMBER 30
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

•	Total sales increased 11%, or $31.8 million, due to increases in all three segments.

•	Operating earnings increased 4%, or $1.2 million, due to increases in our Plant Nutrition South America segment, which was partially offset by a decline in our Salt segment.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 2%, or $1.6 million.

•	Diluted net earnings per share decreased 61%, or $0.57.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

•	Total sales increased 11%, or $100.6 million, due to increases in all three segments.

•
Operating earnings decreased 21%, or $16.8 million, due to lower operating earnings in Salt and Plant Nutrition North America segments, which was partially offset by an increase in the Plant Nutrition South America segment.

•	Adjusted EBITDA* decreased 4%, or $6.3 million.

•	Diluted net earnings per share decreased 63%, or $0.87.

THREE AND NINE MONTHS ENDED SEPTEMBER 30
COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

Gross Profit: Decreased 6%, or $4.7 million; Gross Margin decreased 4 percentage points

•
The Salt segment gross profit decreased $11.9 million primarily due to higher per-unit product costs at our Goderich mine facility resulting from the strike and higher per-unit shipping and handling costs.

•
The plant nutrition business, on a combined basis, increased $7.1 million. The Plant Nutrition North America segment gross profit increased $0.3 million primarily due to higher micronutrient sales volumes, which was mostly offset by higher depreciation expense. The Plant Nutrition South America segment gross profit increased $6.8 million primarily due to higher sales, which was partially offset by a weaker Brazilian reais compared to the U.S. dollar.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

Gross Profit: Decreased 12%, or $23.3 million; Gross Margin decreased 4 percentage points

•
The Salt segment contributed approximately $21.9 million to the decrease in gross profit. The decrease resulted primarily from higher per-unit product costs including costs associated with the Goderich mine strike and higher shipping and handling costs.

•
The plant nutrition business, on a combined basis, contributed $1.7 million to the decrease in gross profit. The Plant Nutrition North America segment gross profit decreased $6.0 million primarily due to higher depreciation expense which was partially offset by lower per-unit shipping and handling costs. The Plant Nutrition South America segment gross profit increased $4.3 million due to higher sales which were partially offset by higher per-unit costs and a weaker Brazilian reais compared to the U.S. dollar.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

SG&A: Decreased $5.9 million; Decreased 3.4 percentage points as a percentage of sales from 15.4% to 12.0%

•
The decrease in SG&A expense was primarily due to restructuring costs incurred in the third quarter of 2017 of approximately $2 million impacting corporate SG&A and our Salt and Plant Nutrition North America segments and a decrease in SG&A costs in our Plant Nutrition South America segment resulting from a weaker Brazilian reais compared to the U.S. dollar. In addition, a portion of the decrease is due to a decrease in marketing and advertising expenses in our Salt segment.

Interest Expense: Increased $2.4 million to $15.9 million

•	The increase was primarily due to higher interest rates and an increase in borrowings under our revolving credit facility.

Other Expense (Income), Net: Decreased $4.0 million from income of $1.2 million to an expense of $2.8 million

•	We realized foreign exchange losses of $3.5 million and foreign exchange gains of $1.1 million in the third quarter of 2018 and 2017, respectively.

Income Tax Expense (Benefit): Expense increased $14.2 million from a benefit of $(12.5) million to an expense of $1.7 million

•
The income tax benefit in the third quarter of 2017 was primarily due to the release of approximately $17 million of valuation allowances related to our Brazil business, of which approximately $13 million was accounted for as a discrete item and approximately $4 million was included in our annual effective tax rate.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•	Our effective tax rate increased from a benefit of (64)% in the third quarter of 2017 to an expense of 12% in the third quarter of 2018.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

SG&A: Decreased $6.5 million; Decreased 2.1 percentage points as a percentage of sales from 13.7% to 11.6%

•
The decrease in SG&A expense was primarily due to restructuring costs incurred in the third quarter of 2017 of approximately $2 million impacting corporate SG&A and our Salt and Plant Nutrition North America segments and a decrease in SG&A costs in our Plant Nutrition South America segment resulting from a weaker Brazilian reais compared to the U.S. dollar. The decrease in SG&A expense was partially offset by an increase in corporate depreciation expense related to a significant software system upgrade implemented in the latter half of 2017.

Interest Expense: Increased $5.0 million to $44.5 million

•
The increase was primarily due to higher U.S. interest rates and an increase in borrowings under our revolving credit facility, which was partially offset by lower interest rates for our Produquímica debt.

Other Expense (Income), Net: Improved $0.9 million from an expense of $0.5 million to income of $(0.4) million

•
We realized foreign exchange losses of $2.3 million and $2.9 million for the first nine months of 2018 and 2017, respectively. In addition, a portion of the improvement related to increases in interest income in 2018.

Income Tax Expense(Benefit): Expense increased $8.7 million from a benefit of $(7.7) million to an expense of $1.0 million

•	The increase was primarily due to the release of $18 million of Brazilian valuation allowances in 2017 which was partially offset by lower 2018 pretax earnings.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, domestic manufacturing deductions, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•	Our effective tax rate increased from a benefit of (20)% in the first nine months of 2017 to an expense of 5% in the first nine months of 2018.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.6 million and $2.5 million for the third quarter of 2018 and 2017, respectively, and $8.1 million and $7.4 million for the first nine months of 2018 and 2017, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE AND NINE MONTHS ENDED SEPTEMBER 30

	3Q 2018	3Q 2017	2018 YTD	2017 YTD
Salt Sales (in millions)	$137.0	$124.7	$574.0	$508.5
Salt Operating Earnings (in millions)	$12.1	$22.5	$58.7	$78.6
Salt Sales Volumes (thousands of tons)
Highway deicing	1,302	1,157	6,765	5,596
Consumer and industrial	474	446	1,379	1,412
Total tons sold	1,776	1,603	8,144	7,008
Average Salt Sales Price (per ton)
Highway deicing	$49.15	$49.04	$53.21	$53.07
Consumer and industrial	$154.17	$152.39	$155.26	$149.83
Combined	$77.16	$77.79	$70.48	$72.56

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

•	Salt sales increased 10%, or $12.3 million, primarily due to higher sales volumes in both salt businesses.

•	Salt average sales prices decreased 1% due to product sales mix, as highway deicing products, which have a lower average sales price, were a higher proportion of total sales in the current period.

•
Highway deicing average sales prices were essentially flat as a significant portion of our sales during the quarter was related to our 2017-2018 winter season sales contracts. Consumer and industrial average sales prices increased 1%.

•
Salt sales volumes increased 11%, or 173,000 tons, and contributed approximately $11.4 million to the increase in Salt segment sales. Highway deicing sales volumes increased 13% as a result of strong restocking orders in the U.K. and an increase in restocking orders in North America compared to the prior year. Consumer and industrial sales volumes increased 6% due to higher sales of consumer deicing products.

•
Salt operating earnings decreased 46%, or $10.4 million, primarily due to higher logistics costs and higher costs as a result of the strike at our Goderich mine facility, including costs of purchased salt as a result of lower production volumes experienced during and subsequent to the Goderich mine strike. The third quarter of 2017 results also include a $2.0 million restructuring charge.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

•	Salt sales increased 13%, or $65.5 million, due to increases in sales in both businesses.

•
Salt average sales price decreased 3% due to product mix, as highway deicing products, which have a lower average sales price than consumer and industrial products, were a higher proportion of total sales in the current period.

•
Highway deicing average sales prices were relatively flat. Consumer and industrial average sales prices increased 4% due to price increases introduced over the last year as well as an improvement in product sales mix.

•
Salt sales volumes increased 16%, or 1,136,000 tons, and contributed approximately $57.1 million to the increase in Salt segment sales. Highway deicing sales volumes increased 21% as a result of significantly above average winter weather in the U.K. and more winter weather events in North America in the first quarter of 2018 compared to the mild prior year. The consumer and industrial business sales volumes decreased 2%.

•
Salt operating earnings decreased 25%, or $19.9 million, due to higher per-unit product and logistics costs in North America as well as higher-cost inventory produced in 2017 and sold in 2018. The higher per-unit product and logistics costs resulted primarily from lower Goderich mine production levels and higher carryover inventory costs due to the Goderich mine ceiling fall in the second half of 2017 and lower production levels at the Goderich mine related to the strike in 2018. The reduced inventory levels led to higher costs as a result of purchased salt and higher logistics costs to move salt into markets typically served by our Goderich mine. In addition, the 2017 period also included a restructuring charge of $3 million.

Plant Nutrition North America

THREE AND NINE MONTHS ENDED SEPTEMBER 30

	3Q 2018	3Q 2017	2018 YTD	2017 YTD
Plant Nutrition North America Sales (in millions)	$41.7	$40.3	$146.4	$140.0
Plant Nutrition North America Operating Earnings (in millions)	$2.3	$2.3	$11.4	$17.5
Plant Nutrition North America Sales Volumes (thousands of tons)	64	65	231	222
Plant Nutrition North America Average Sales Price (per ton)	$658	$626	$635	$631

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

•	Plant Nutrition North America sales increased 3%, or $1.4 million.

•
Plant Nutrition North America sales volumes decreased 2%, or 1,000 tons, and partially offset the increase in sales by approximately $0.6 million. The decrease in sales volumes was attributable to SOP, which was partially offset by stronger micronutrient sales.

•
Plant Nutrition North America average sales prices increased 5% and contributed approximately $2.0 million to the increase in Plant Nutrition North America sales reflecting a stronger mix of micronutrient sales which have higher average sales prices.

•
Plant Nutrition North America operating earnings were flat as operational improvements resulted in lower per-unit product costs, which were offset by higher depreciation expense associated with commissioning new production assets at our Ogden facility. In addition, the third quarter of 2017 results included a restructuring charge of $1 million.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

•	Plant Nutrition North America sales increased 5%, or $6.4 million.

•
Plant Nutrition North America sales volumes increased 4%, or 9,000 tons, and contributed approximately $5.6 million to the increase in Plant Nutrition North America sales. This increase was due to an increase in both SOP and micronutrient sales volumes.

•	Plant Nutrition North America average sales prices increased 1% and contributed approximately $0.8 million to the increase in Plant Nutrition North America sales.

•
Plant Nutrition North America operating earnings decreased 35%, or $6.1 million, due to an increase in depreciation expense associated with commissioning new production assets at our Ogden facility and additional potassium chloride feedstock used to boost SOP production during the first half of the year, partially offset by lower logistics costs. In addition, the 2017 period included a restructuring charge of approximately $1 million.

Plant Nutrition South America

THREE AND NINE MONTHS ENDED SEPTEMBER 30

	3Q 2018	3Q 2017	2018 YTD	2017 YTD
Plant Nutrition South America Sales (in millions)	$141.2	$123.2	$278.6	$250.6
Plant Nutrition South America Operating Earnings (in millions)	$31.2	$21.4	$32.7	$24.0
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	180	163	331	302
Chemical solutions	74	70	222	214
Total tons sold	254	233	553	516
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$656	$604	$622	$580
Chemical solutions	$313	$354	$328	$353
Combined	$557	$529	$504	$486

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

•	Plant Nutrition South America sales increased 15%, or $18.0 million, despite a 23% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year.

•
Plant Nutrition South America sales volumes increased 9%, or 21,000 tons, and contributed approximately $12.0 million to the increase in Plant Nutrition South America sales. Agricultural productivity sales volumes increased 10% primarily driven by an increase in sales a result of improved crop economics in Brazil versus the prior year. Chemical solutions sales volumes increased 6% due to higher demand for chlor-alkali products.

•
A 5% increase in Plant Nutrition South America average sales price contributed approximately $6.3 million to the Plant Nutrition South America sales increase. The increase in average sales price was primarily due to a 9% increase in agriculture product sales prices, partially offset by a 12% decrease in chemical solutions product prices and reflect shifts in product sales mix and price increases, partially offset by a weaker Brazilian reais versus the U.S. dollar.

•
Plant Nutrition South America operating earnings increased 46%, or $9.8 million, due to higher sales, which was partially offset by higher commodity costs and a weaker Brazilian reais versus the U.S. dollar.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2018

•	Plant Nutrition South America sales increased 11% or $28.0 million.

•
Plant Nutrition South America sales volumes increased 7%, or 37,000 tons, and contributed approximately $19.7 million to the increase in Plant Nutrition South America sales. The increase in sales volumes was primarily driven by an increase in early season sales of agricultural productivity products as a result of the economic environment in Brazil in 2018. Chemical solutions sales were negatively impacted by the national truck driver strike in Brazil.

•
A 4% increase in Plant Nutrition South America average sales price contributed approximately $8.6 million to the Plant Nutrition South America sales increase. The increase in average sales price was primarily due to a 7% increase in agriculture product sales prices, partially offset by a 7% decrease in chemical solutions product prices due to shifts in product sales mix and a weaker Brazilian reais versus the U.S. dollar.

•
Plant Nutrition South America operating earnings increased 36%, or $8.7 million, primarily due to increased sales in 2018, which was partially offset by increased commodity costs, a weaker Brazilian reais versus the U.S. dollar and a $1.9 million gain recognized in the first quarter of 2017 related to the settlement of the contingent consideration for the acquisition of Produquímica.

Outlook

•
Due to strong price results achieved during this year’s North American highway deicing bid season and price expectations for consumer and industrial salt products, we expect fourth quarter 2018 Salt revenue growth of approximately 15% compared to the prior year, assuming average winter weather. These Salt sales price increases are expected to be partially offset by increased logistics costs and the remaining cost impacts from lower third quarter 2018 production rates at the Goderich mine. We expect Salt sales volumes to range from 11.6 million to 12.0 million tons in 2018.

•
Fourth quarter 2018 Plant Nutrition North America sales are expected to benefit from strong SOP demand and a seasonal increase in demand for micronutrients. Plant Nutrition North American sales volumes are expected to range from 345,000 to 360,000 tons in 2018.

•
Continued improvement in broad agriculture fundamentals in Brazil is expected to result in an increase in Plant Nutrition South America sales volumes in 2018 when compared to the prior year. Plant Nutrition South America sales volumes are expected to range from 740,000 to 780,000 tons in 2018.

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

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of September 30, 2018, we had $14.0 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to permanently reinvest our foreign earnings outside of the U.S. In December 2017, U.S. tax reform legislation was enacted, including a one-time mandatory tax on previously deferred foreign earnings. As a result, in December 2017 we recorded tax expense of $55.2 million related to this one-time tax, which will be paid over an eight-year period. As of December 31, 2017, all non-U.S. undistributed earnings were subject to the one-time mandatory tax in the U.S. with the exception of outside basis differences of $59.3 million related to our Brazilian entities. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 7 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a federal settlement with Canadian and U.S. tax authorities related to our transfer pricing issues for our 2007-2012 tax years. The agreement resulted in intercompany cash payments from our U.S. subsidiary to our Canadian subsidiary of $85.7 million in the first quarter of 2018 and payments to the Canadian tax authorities of $18.4 million in the second quarter of 2018. We will also make an additional tax payment of $4.3 million to the Canadian tax authorities in the fourth quarter of 2018 in connection with this settlement. In addition, we have a corresponding tax refund due from U.S. taxing authorities of $22.8 million that is expected to be received in late 2018 or early 2019. There are ongoing challenges by Canadian provincial taxing authorities regarding our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings as well as future cash flows from our domestic operations. See Note 7 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlement.

In September 2017, we entered into an amendment to our credit agreement to increase the maximum allowed leverage ratio under the credit agreement through September 2018. In connection with this amendment, we paid fees totaling $0.6 million ($0.1 million was recorded as an expense and $0.5 million was capitalized as deferred financing costs).

In the second half of 2017, we refinanced $54.3 million of loans we assumed in the Produquímica acquisition using proceeds from approximately $87 million of new loans. The new variable-rate loans bear interest rates ranging from 108.7% and 118% of CDI and mature in September and November 2019. In the first quarter of 2018, we entered into a new U.S. dollar denominated loan which matures in March 2020. No material fees were paid in connection with these transactions. A portion of the loans are denominated in U.S. dollars and a portion of the loans are denominated in Brazilian reais. We have also entered into foreign currency agreements whereby we agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, Produquímica’s functional currency. See Note 12 to our Consolidated Financial Statements for a discussion of our foreign currency agreements. In September 2018, we paid off approximately $36 million of our Brazilian loans and entered into a new $20.0 million Brazilian loan. The new variable rate loan bears interest of 117.5% of CDI (an overnight inter-bank lending rate in Brazil) and matures in September 2020. In the third quarter of 2018, we sold approximately $9.2 million of receivables for $8.6 million in cash. We are contingently liable for up to 20% of the receivables balance if the banks are unable to collect on these accounts. The proceeds were used to refinance a portion of our Brazilian loans during the the third quarter of 2018.

Cash and cash equivalents as of September 30, 2018 of $36.1 million, decreased $0.5 million from December 31, 2017. We generated $165.4 million of operating cash flows in the first nine months of 2018. In the first nine months of 2018, we used cash on hand and cash flows from operations to make net payments on our debt of $11.3 million, fund capital expenditures of $72.2 million and pay dividends on our common stock of $73.4 million.

As of September 30, 2018, we had $1.34 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $1.02 billion of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $184.2 million borrowed against our revolving credit facility, and $80.7 million of Brazilian debt. We had $10.3 million of outstanding letters of credit as of September 30, 2018, which reduced our revolving credit facility borrowing availability to $105.5 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of September 30, 2018, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The table below provides a summary of our cash flows by category:

NINE MONTHS ENDED SEPTEMBER 30, 2018	NINE MONTHS ENDED SEPTEMBER 30, 2017
Operating Activities:
» Net earnings were $17.8 million.	» Net earnings were $47.1 million.
» Non-cash depreciation and amortization expense was $103.6 million.	» Non-cash depreciation and amortization expense was $89.1 million.
» Working capital items were a source of operating cash flows of $27.3 million.	» Working capital items were a source of operating cash flows of $3.0 million.
Investing Activities:
» Net cash flows used by investing activities included $72.2 million of capital expenditures.	» Net cash flows used by investing activities included $81.0 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $73.4 million. » In addition, we had net payments on our debt of $11.3 million.
» Net cash flows used by financing activities included the payment of dividends of $73.3 million.

» In addition, we had net borrowings on our debt of $2.9 million.

» We also paid $14.7 million for the final payment related to the Produquímica acquisition.

Other Matters

See Notes 7 and 9 to our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

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

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net earnings	$12.8	$32.0	$17.8	$47.1
Interest expense	15.9	13.5	44.5	39.5
Income tax expense (benefit)	1.7	(12.5)	1.0	(7.7)
Depreciation, depletion and amortization	34.0	32.7	103.6	89.1
EBITDA	64.4	65.7	166.9	168.0
Adjustments to EBITDA:
Restructuring charges(a)	—	4.3	—	4.3
Other expense (income), net	2.8	(1.2)	(0.4)	0.5
Adjusted EBITDA	$67.2	$68.8	$166.5	$172.8

(a)	In July 2017, we initiated a restructuring plan to reduce ongoing costs and further streamline the organization.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange rate risk by entering into natural gas derivative instruments and foreign currency contracts. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2017.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018. There have been no material changes to our risk factors as disclosed in such Annual Report and Quarterly Report.

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
10.1
Separation Letter Agreement, dated September 14, 2018, between Compass Minerals International, Inc. and Steven N. Berger (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on September 17, 2018).

31.1*	Section 302 Certifications of Francis J. Malecha, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Francis J. Malecha, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: November 1, 2018	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)