Form 10-K
period 2018-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2019-03-01
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K
(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Large accelerated filer ☑	Accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,225,660,644, based on the closing sale price of $65.75 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 25, 2019 was 33,873,836 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2019	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.

1	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “report”), including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; our outlook, including expected sales volumes and EBITDA; existing or potential capital expenditures and investments, including at our Goderich mine and our Utah facility; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; repatriation of foreign earnings to the U.S.; our ability to optimize cash accessibility and minimize tax expense; the impact of the U.S. Tax Cuts and Jobs Act; our debt service requirements; our liquidity needs; outcomes of matters with taxing authorities; and the seasonality of our business, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
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
Factors that could cause actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	risks related to our mining and industrial operations;

•	geological conditions;

•	dependency on a limited number of key production and distribution facilities and critical equipment;

•	weather conditions;

•	strikes, other forms of work stoppage or slowdown or other union activities;

•	the inability to fund necessary capital expenditures or successfully complete capital projects;

•	supply constraints or price increases for energy and raw materials used in our production processes;

•	our indebtedness and ability to pay our indebtedness;

•	restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments;

•	tax liabilities;

•	financial assurance requirements;

•	the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed;

•	our payment of any dividends;

•	the impact of competition on the sales of our products;

2	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•	risks associated with our international operations and sales;

•	the impact of anticipated changes in plant nutrition product prices and customer application rates;

•	conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products;

•	increasing costs or a lack of availability of transportation services;

•	the seasonal demand for our products;

•	our rights and governmental authorizations to mine and operate our properties;

•	compliance with foreign and U.S. laws and regulations applicable to our international operations;

•	compliance with environmental, health and safety laws and regulations;

•	environmental liabilities;

•	misappropriation or infringement claims relating to intellectual property;

•	product liability claims and product recalls;

•	inability to obtain required product registrations or increased regulatory requirements;

•	changes in industry standards and regulatory requirements;

•	our ability to successfully implement our strategies;

•	the loss of key personnel;

•	if our computer systems, information technology or operations technology are compromised or the inability to protect confidential or proprietary data;

•	our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions;

•	climate change;

•	domestic and international general business and economic conditions; and

•	other risk factors included in this report or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Where You Can Find More Information.”

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

3	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports and other information with the SEC and our SEC filings are available at the SEC’s website at www.sec.gov. Copies of these documents are also available on our website, www.compassminerals.com. The information on these websites is not part of this report and is not incorporated by reference into this report. Further, our references to website URLs are intended to be inactive textual references only.

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses; specialty plant nutrition products that improve the quality and yield of crops; and specialty chemicals for water treatment and other industrial processes. As of December 31, 2018, we operated 22 production and packaging facilities, including:

•	The largest rock salt mine in the world in Goderich, Ontario, Canada;

•	The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;

•
A solar evaporation facility located near Ogden, Utah, which is both the largest sulfate of potash specialty fertilizer (“SOP”) production site and the largest solar salt production site in the Western Hemisphere;

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
Our plant nutrition business produces and markets specialty plant nutrition products worldwide to distributors and retailers of crop inputs, as well as growers. Our principal plant nutrition product in our Plant Nutrition North America segment is SOP, which we market under the trade name Protassium+. We also sell various premium specialty plant nutrient products under our Wolf Trax and ProAcqua brands.
In October 2016, we significantly expanded our plant nutrition business with the acquisition of Produquímica Indústria e Comércio S.A. (“Produquímica,” which is now known as Compass Minerals América do Sul Indústria e Comércio S.A.), which constitutes our Plant Nutrition South America segment. The Plant Nutrition South America segment operates two primary businesses in Brazil—agricultural productivity, which manufactures and distributes a broad offering of specialty plant nutrition solution-based products, and chemical solutions, which manufactures and markets specialty chemicals, primarily for the water treatment industry and for use in other industrial processes.
We sell our salt and plant nutrition products primarily in the U.S., Canada, Brazil, the U.K. and the European Union (“EU”). See Note 15 to our Consolidated Financial Statements for financial information relating to our operations by geographic areas.

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

4	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

locations that are logistically favorable to our core markets. Our strategy for this business is to focus on driving profitability from every ton we produce through cost efficiency as well as commercial and operational execution.
Through our Salt segment, we produce, market and sell salt (sodium chloride) and magnesium chloride in North America and sodium chloride in the U.K. Our Salt products include rock salt, mechanically-evaporated salt, solar-evaporated salt, brine magnesium chloride and flake magnesium chloride. While we also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products, sodium chloride represents the vast majority of the products we produce, market and sell. In 2018, the Salt segment accounted for approximately 57% of our gross sales (see Note 15 to our Consolidated Financial Statements for segment financial information). Salt segment sales as a percentage of our total sales has declined in recent years primarily as a result of investments in our plant nutrition business.

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

Salt Industry Overview
In our primary markets, we estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 36 million tons per year, assuming average winter weather conditions, while the consumer and industrial market is approximately 10 million tons per year. In the U.K., we estimate that the consumption of highway deicing salt is approximately 2 million tons per year, assuming average winter weather conditions. According to the latest available data from the U.S. Geological Survey (“USGS”), during the 30-year period ending in 2016, salt production in the U.S. has increased at a historical average rate of approximately 1% per year, although there have been recent fluctuations above and below this average driven primarily by winter weather variability.
Salt prices vary according to purity, end use and variations in refining and packaging processes. According to the latest USGS data, during the 30-year period ending in 2016, salt prices in the U.S. have increased at a historical average rate of approximately 3% - 4% per year, although there have been recent fluctuations above and below this average. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost, which makes logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation of salt tends to favor producers located nearest to customers.

Processing Methods
As of December 31, 2018, salt mining, other production activities and packaging are conducted at 12 of our facilities. The three processing methods we use to produce salt are described below.

Underground Rock Salt Mining - We produce most of the salt we sell through underground mining. In North America, we use a combination of continuous mining and drill and blast techniques. At our Winsford, U.K. mine, we utilize continuous mining techniques. We introduced continuous mining at our Goderich, Ontario mine in 2012 and shifted all of our Goderich mine production to this technology at the end of 2017. Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. It is then hoisted to the surface where the processed salt is loaded onto shipping

5	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Solar Evaporation - Solar evaporation is used in areas of the world where high-salinity brine is available and weather conditions provide for a high natural evaporation rate. Salt-saturated brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested and processed through washing, drying and screening. We produce solar salt at the Great Salt Lake near Ogden, Utah and sell it through both our consumer and industrial and our highway deicing product lines. We also produce magnesium chloride using solar evaporation. After sodium chloride and potassium-rich salts precipitate from brine, a concentrated magnesium chloride brine solution remains, which becomes the raw material we use to produce several magnesium chloride products. We primarily sell these products in our Salt segment through our consumer and industrial and highway deicing product lines.

Operations and Facilities
Canada - We produce finished Salt products at four locations in Canada. Rock salt mined at our Goderich mine serves highway deicing markets and consumer and industrial markets in Canada and the Great Lakes region of the U.S., principally through a series of depots located around the Great Lakes and through our packaging facilities. Mechanically evaporated salt used for our consumer and industrial product lines is produced at three of our facilities strategically located throughout Canada: Amherst, Nova Scotia in Eastern Canada; Goderich, Ontario in Central Canada; and Unity, Saskatchewan in Western Canada.

United States - We produce finished Salt products at three locations in the U.S. Our Cote Blanche, Louisiana rock salt mine primarily serves highway deicing customers through a series of depots located along the Mississippi and Ohio rivers (and their major tributaries) and chemical and agricultural customers in the Southern and Midwestern U.S. Our solar evaporation facility located near Ogden, Utah principally serves the Midwestern and Western U.S. consumer and industrial markets, provides salt for highway deicing and chemical applications and produces magnesium chloride, which is used in deicing, dust control and unpaved road surface stabilization applications. The production capacity for solar-evaporated salt at our Utah facility is currently only limited by demand. Mechanically evaporated salt for our U.S. consumer and industrial customers is produced at our Lyons, Kansas plant. We also operate four salt packaging facilities located in Illinois, Minnesota, New York and Wisconsin.

United Kingdom - Our Winsford rock salt mine in Northwest England, near Manchester, serves the U.K. highway deicing market, primarily in England and Wales.

6	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our current production capacity is approximately 15.6 million tons of salt per year. The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2018:

Location	Annual Production Capacity(a) (tons)	Product Type
North America
Goderich, Ontario Mine	8,000,000	Rock Salt
Cote Blanche, Louisiana Mine	3,000,000	Rock Salt
Utah Plant:
Salt(b)	1,500,000	Solar Salt
Magnesium Chloride(c)	750,000	Magnesium Chloride
Lyons, Kansas Plant	450,000	Evaporated Salt
Unity, Saskatchewan Plant	160,000	Evaporated Salt
Goderich, Ontario Plant	140,000	Evaporated Salt
Amherst, Nova Scotia Plant	130,000	Evaporated Salt
United Kingdom
Winsford, Cheshire Mine	1,500,000	Rock Salt
(a) Annual production capacity is our estimate of the tons that can be produced assuming a normal amount of scheduled down time and operation of our facilities under normal working conditions, including staffing levels, based on actual historical production rates. As we continue our efforts to optimize and refine our production methods, such as continuous mining at our Goderich salt mine, we will update our estimates if necessary as new production data become available.
(b) Solar salts deposited annually substantially exceed the amount converted into finished products. The amount presented here represents an approximate average amount produced based on recent market demand.
(c) The magnesium chloride amount includes both brine and flake.

Actual annual Salt production volume levels may vary from the annual production capacity shown in the table above due to a number of factors, including variations in the winter weather conditions, which impact demand for highway and consumer deicing products, the quality of the reserves and the nature of the geologic formation that we are mining at a particular time, unplanned downtime due to safety concerns, incidents and mechanical failures, and other operating conditions. The chart below shows annual Salt production volumes, including magnesium chloride, at our owned and leased production locations:

* Excludes solar salt harvested at our Utah facility that is not converted into finished product and salt processed at our packaging facilities.

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
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 84% of our salt production capacity as of December 31, 2018. Each of these mines is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems.
We own the mine site at Goderich, Ontario and maintain a mineral lease for mineral reserves with the provincial government, which grants us the right to mine salt at this site. This mineral lease expires in 2022, and we have an option to renew the lease until

7	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Mine	Years in operation	Remaining reserve*	Remaining mine life*
Goderich	59 years	553.1 million tons	84 years
Cote Blanche	53 years	308.5 million tons	102 years
Winsford	173 years	29.4 million tons	29 years
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
We package our Salt products at four additional Company-owned and operated facilities. We estimate that our annual combined packaging capacity at these four facilities is 485,000 tons. Our packaging capacity is based on our estimate of the tons that can be packaged at these facilities assuming a normal amount of scheduled down-time and operation of our facilities under normal working conditions, including staffing levels. We have the capability to significantly increase our annual packaging capacity by increasing our staffing levels in response to demand.

Products and Sales
We sell our Salt products through our highway deicing product line (which includes brine magnesium chloride as well as rock salt treated with this mineral) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride and calcium chloride in both pure form and blended with salt).
Highway deicing, including salt sold to chemical customers, constituted 62% of our 2018 Salt segment gross sales. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through multi-year contracts, with price, product quality and delivery capabilities as the primary competitive market factors. Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the cost to deliver products to customers, locations of salt sources and distribution networks also play a significant role in the ability of suppliers to cost-effectively serve customers. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi River and Ohio River systems. Deicing salt product from our Utah facility supplies customers in the Western and upper Midwest regions of the U.S. Treated rock salt, which is typically rock salt with magnesium chloride brine and organic materials that enhance the salt’s performance, is sold throughout our markets.
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

8	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our principal chemical customers are producers of intermediate chemical products used in the production of vinyls and other chemicals, pulp and paper, as well as water treatment and a variety of other industrial uses. We typically have multi-year supply agreements with these customers. Price, service, product quality and security of supply are the major competitive market factors.
Sales of our consumer and industrial products accounted for 38% of our 2018 Salt segment gross sales. We are the third largest producer of consumer and industrial salt products in North America. These products include commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We believe we are among the largest private-label producers of water conditioning salt in North America and of table salt in Canada. Our Sifto brand encompasses a full line of salt products, which are well recognized in Canada.
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
The chart below shows our annual sales volumes of Salt products:

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

PLANT NUTRITION

Overview
Fertilizers are critical for efficient crop production using the limited arable land resources available around the world. The nutrients needed to ensure plant health can be divided into three categories:

•	macro nutrients - the traditional NPK fertilizers (nitrogen (N), phosphorus (P) and potassium (K)),

•	secondary nutrients - calcium, magnesium and sulfur, and

•	specialty plant nutrients - trace elements of iron, manganese, copper, boron, zinc, molybdenum, chlorine and nickel.
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
Our plant nutrition business focuses on higher-value plant nutrients including SOP, specialty formulations of macro fertilizers and a wide range of high-value specialty products incorporating secondary nutrients, specialty plant nutrients and nutritional and

9	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
 Factors influencing the plant nutrition market include world grain and food supply, currency fluctuations, weather and climate change, grower incomes, changes in consumer diets, general levels of economic activity, government food programs, governmental agriculture and energy policies in the U.S. and around the world, and the amount or type of crop grown in certain locations, or the type or amount of fertilizer product used. In addition, our plant nutrition results can be impacted by seasonality (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for more information).
In October 2016, we completed the acquisition of Produquímica, which expanded our ability to serve growers in Brazil and significantly expanded the number of our specialty plant nutrition products. See Note 4 to our Consolidated Financial Statements for further discussion of this acquisition. As a result of this acquisition, in the fourth quarter of 2016 we added a new reporting segment, Plant Nutrition South America, which is the acquired Produquímica business.
 We have begun selling Produquímica products in North America, including the ProAcqua brand. The introduction of the Produquímica products in North America expands the geographic reach of our Produquímica sales, increases our portfolio of products in our Plant Nutrition North America business and creates sales synergies between our businesses. As we continue to build synergies, we will be better positioned to meet our customer’s dynamic demands with excellence.
In 2018, our plant nutrition business, on a combined basis, accounted for 42% of our gross sales (see Note 15 to our Consolidated Financial Statements for segment financial information). The chart below shows our 2018 plant nutrition gross sales by geography:

PLANT NUTRITION NORTH AMERICA SEGMENT

Industry Overview
Our Plant Nutrition North America segment includes sales of SOP and specialty plant nutrients. The average annual worldwide consumption of all potash fertilizers is approximately 82 million tons, with muriate of potash (“MOP” or “KCl”) accounting for approximately 86% of all potash used in fertilizer production based upon the most recent industry data published by CRU International in 2017. SOP represents approximately 9% of all potash production. The remainder is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients. There are two major forms of potassium-based fertilizer, SOP, a specialty form of potassium which also provides plant-ready sulfur and MOP. SOP (which contains the equivalent of approximately 50% potassium oxide) maintains a price premium over MOP which contains a higher concentration of potassium oxide. Many high-value or chloride-sensitive crops experience improved yields and quality when SOP is applied instead of MOP, and SOP is also a more cost-effective alternative to other forms of specialty potash.
Our North American SOP sales are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients. Consequently, weather patterns and field conditions in these locations can impact Plant Nutrition North America sales volumes.
While long-term global consumption of potash has increased in response to growing populations and the need for additional food supplies, the market has been challenged over the last few years due to a downturn in the broader crop market which has pressured grower incomes. We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yields. Additionally, as the broader agricultural market rebounds, increases in grower incomes are expected to also improve the demand for our products.

10	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

While used in small prescriptive amounts, specialty plant nutrients play important roles in plant development, and nutrient deficient soils must be replenished to obtain higher crop yields. Growth rates in North America for the specialty plant nutrient market have slowed recently in response to the drop in commodity crop prices.
We expect our future growth to stem from building a market-leading specialty plant nutrition business through the innovation and commercialization of our products as well as strategic partnerships and collaborations designed to enhance differentiation and provide more technology-driven solutions that growers demand in this market.
Approximately 91% of our Plant Nutrition North America sales in 2018 were made to U.S. customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers and distributors combine or blend our Plant Nutrition North America products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Operations and Facilities
We produce SOP at two facilities, both located in North America, namely at our Utah facility on the Great Salt Lake, and our Wynyard, Saskatchewan, Canada facility on Big Quill Lake. Our Utah facility is the largest SOP production site in North America and one of only four large-scale solar brine evaporation operations for SOP in the world. The facility operates approximately 55,000 acres of solar evaporation ponds to produce SOP and salt, including magnesium chloride, from the Great Salt Lake’s naturally occurring brine. The facility is located on land that is both owned and leased under renewable leases from the State of Utah. We believe that our property and operating equipment are maintained in good working condition. This facility has the capability to produce up to 320,000 tons of solar pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of salt annually when weather conditions are typical.
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
We have invested to increase the efficiency and expand the capacity of our Utah facility through upgrades to our processing plant and our solar evaporation ponds. These investments have included modifications to our existing solar evaporation ponds to increase the annual solar harvest and the extraction yield from the harvest and processing capacity of our SOP plant. In 2017, we completed a project to further expand our SOP production capacity by augmenting our ability to convert KCl into SOP. As a result, our annual SOP production capacity at our Utah facility is currently approximately 550,000 tons, including amounts produced with both solar-pond based feedstock and supplemental KCl feedstock.
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

Products and Sales
We currently generate most of our revenue and earnings in our Plant Nutrition North America business through the production and sale of SOP. Our SOP is sold in various grades under our Protassium+ brand. Our Protassium+ product line consists of different grades sized for use in broadcast spreaders, direct application and liquid fertilizer solutions. Our turf product line consists of grades sized for use by the turf and ornamental markets and for blends used on golf course greens. We also provide an organic product line with grades sized for a wide range of applications.
In the fourth quarter of 2017, we launched our water-soluble product line, ProAcqua, in North America. ProAcqua products are made with high-quality ingredients and agronomic blends that are uniquely formulated to complement the way growers manage their nutritional programs. ProAcqua products provide plants with nutrients via fertigation and seasonal foliar applications and are designed to maximize yield potential. We also develop and distribute specialty plant nutrients under the Wolf Trax brand. These innovative products are based upon proprietary and patented technologies and are focused on improving application efficiency by increasing root interception points in order to provide accessible plant nutrition at key developmental stages. Our Wolf Trax and

11	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ProAcqua products contain specialty plant nutrients that are essential to a wide range of crops, including commodity row crops, with different plants and soil conditions requiring different specialty plant nutrients.
Protassium+, Wolf Trax and ProAcqua product lines are generally sold to crop input distributors and dealers who then sell our product to farmers and growers. Our commercial efforts focus on educating and selling the agronomic benefits of SOP as a source of potassium nutrients and various specialty plant nutrients to plant health.

Competition
SOP is a global market with approximately 60% of the world’s 12 million tons of capacity located in China.
Source: 2017 industry data published by CRU International

We are the leading SOP producer and marketer in North America and we also market SOP products internationally, depending on market conditions. Our major competition for SOP sales in North America includes imports from the EU. Fluctuations in the values of foreign currencies in relation to the U.S. dollar coupled with Baltic freight rates impact the level of international competition we face. As the only SOP producer with production facilities in North America, and as a result of our logistically favorable production site near Ogden, Utah, we estimate that our share of the North American market is sizable. In addition to imported SOP, there is functional competition between SOP and other forms of potassium crop nutrients, such as MOP. The specialty plant nutrient market is highly fragmented. Commodity and specialty crops require specialty plant nutrients in varying degrees depending on the crop and soil conditions. While sales of Wolf Trax products have historically been concentrated in North America, we also sell our specialty plant nutrient products globally, primarily in the EU, Central America, South America and the Caribbean. We expect that the ProAcqua brand of soluble specialty plant nutrient products will enhance our position in the North American specialty plant nutrient market.

PLANT NUTRITION SOUTH AMERICA SEGMENT

Industry Overview
Our Plant Nutrition South America segment manufactures, distributes and markets a wide array of specialty plant nutrients and supplements developed and formulated from essential primary and secondary nutrients, specialty plant nutrients and biostimulants. These products consist of different chemical molecules, chemical compositions and production processes than conventional NPK fertilizers. This specific category of plant nutrients offers a diversity of delivery mechanisms, low environmental impact, low dosages per acre, reflecting a high degree of innovation and product development. These products also require more marketing than conventional NPK fertilizers, among other differences. Brazilian soils are naturally deficient in nutrients such as zinc, manganese and boron, among others. We estimate that Brazilian farmers, on average, only use approximately 25% of the optimal prescription of essential nutritional supplements. During 2018, 76% of sales generated by Plant Nutrition South America were derived from the manufacturing and marketing of these agricultural products. We believe we are one of the market leaders in Brazil and offer a more comprehensive range of products and brands compared to our competitors.
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

12	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

of the mineral inputs for both businesses are identical. In 2018, 24% of sales generated by Plant Nutrition South America were derived from our chemical solutions business.
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

Products and Sales
As of December 31, 2018, our total Plant Nutrition South America portfolio consisted of approximately 950 products, including approximately 725 in agriculture productivity and 225 in chemical solutions. The agriculture productivity products may be applied for different stages of a plant’s life cycle, different soil and other growing conditions, different crop types and using different delivery mechanisms. We also provide value-added services to our customers such as soil analysis programs, technical trainings and conferences, crop field test and research, sales support and specialized technical support, which allow us to tailor our Plant Nutrition South America products and sales to a wide variety of customers, diverse types of crops and multiple regions. Through our chemical solutions business, we manufacture, market and supply water treatment products and chemicals for industrial processes. Our water treatment products have many different uses including algae control, alkalinity control, disinfection control, odor and corrosion control, water filtration and water clarification.

Competition
Agricultural Productivity - The Brazilian market for nutritional supplements is highly fragmented with hundreds of market participants. Competitors typically focus their product offerings on specific product categories and delivery mechanisms, geographic regions and selected crops. As a result, we have different competitors for different market situations. The international competitive landscape is also fragmented. We estimate there are approximately 15 international competitors present in Brazil, mainly from the EU.
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

13	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

resellers and cooperatives and direct sales to large farmers and industrial customers. This presence enhances our new product placement capabilities, thereby driving market growth.

Chemical Solutions - We believe we are one of the largest manufacturers of water treatment chemicals in Brazil. We have a strong presence in the Northeast and Southeast regions of Brazil, which allows us to take advantage of efficient logistics due to proximity to raw materials and customers. We estimate that there are approximately five companies that account for approximately two-thirds of the Brazilian water treatment market. However, as the water treatment market is highly regional by nature, average market shares do not reflect the actual competitive strength for each company by geography, product and customer type. Our strategy is to focus on the regions in which our production facilities are located and where our product’s attributes give us a naturally strong market positions.
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

INTELLECTUAL PROPERTY

To protect our intellectual property, we rely on a combination of patents, trademarks, copyrights, trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations. These protections are important to our business and we believe that our success is at least partly dependent on the acquisition and maintenance of these rights. However, we rely primarily on the innovative skills, technical competence, operational knowledge and marketing abilities required by our business in order to succeed.
We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. Our trademarks registered pursuant to applicable intellectual property laws include COMPASS MINERALS, PROTASSIUM+, WOLF TRAX (and design), NU-TRAX, PROAQUA, KELLUS, PROFOL, AMERICAN STOCKMAN, FREEZGARD, SAFE STEP, SIFTO and SURE PAWS.
Any issued patents, trademarks or copyrights on our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may challenge our patent rights. If our patents are held unenforceable, our competitors could commercialize our patented technology.
With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and we may not be able to prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position. See “Risk Factors—Our intellectual property may be misappropriated or subject to claims of infringement.” for more information.

EMPLOYEES

As of December 31, 2018, we had 3,071 employees, of which 1,278 are located in Brazil, 961 are located in the U.S., 656 are located in Canada and 176 are located in the U.K. Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce is represented by collective bargaining agreements. Of our 13 collective bargaining agreements in effect on January 1, 2019, five will expire in 2019, four will expire in 2020, three will expire in 2021 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located.

14	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PROPERTIES

We have leases for packaging facilities and other facilities, which are not individually material to our business. The table below sets forth our principal properties as of December 31, 2018:

		Land and Related Surface Rights		Mineral Reserves
Name, Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060(1)	Leased	2060(1)
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(2)
Wynyard, Saskatchewan, Canada	SOP production facility	Owned(3)	N/A	Leased	2020(4)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(5)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(5)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2037/2030(6)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2028	N/A	N/A
Suzano I, São Paulo, Brazil	Nutritional supplements and other chemicals production facility	Owned	N/A	N/A	N/A
Suzano II, São Paulo, Brazil	Nutritional supplements packaging facility	Owned	N/A	N/A	N/A
Igarassu, Pernambuco, Brazil	Various chemicals production facility	Owned	N/A	N/A	N/A
Mauá, São Paulo, Brazil	Nutritional supplements production facility	Owned	N/A	N/A	N/A
Uberlândia, Minas Gerais, Brazil	Mineral supplements for beef cattle and milk	Owned	N/A	N/A	N/A
Fermavi, Minas Gerais, Brazil(7)	Nutritional supplements, water treatment, and other chemicals production facility	Owned	N/A	N/A	N/A
Reluz Nordeste, Alagoas, Brazil	Water treatment and other chemicals production facility	Owned	N/A	N/A	N/A
Jacareí I, São Paulo, Brazil	Nutritional supplements production facility	Owned	N/A	N/A	N/A
Jacareí II, São Paulo, Brazil	Nutritional supplements production and warehouse	Leased	2030	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2020	N/A	N/A
Paulista, Pernambuco, Brazil	Produquímica headquarters	Leased	2019-2022(8)	N/A	N/A

(1)	The Cote Blanche lease includes two 25-year renewal options.

(2)	The Utah lease renews on an annual basis.

(3)	The Wynyard location also has leases expiring in 2026 for two parcels of land.

(4)	The Wynyard mineral lease may be renewed for additional 20-year periods.

(5)	Subject to our right of renewal through 2043.

(6)	Consists of a lease expiring in 2037 and a lease expiring in 2030 subject to our right of renewal through 2051.

(7)	Held through a 50% ownership interest in a joint venture with Fermavi Eletroquímica Ltda.

(8)	Consists of several leases for different portions of leased space expiring between 2019 and 2022.

15	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

16	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our principal operating facilities as of December 31, 2018:

U.K.
NORTH AMERICA
LOCATION KEY
Headquarters
Research & Development
Underground Salt Mining
Storage/Records Management
Solar Evaporation
Sales Office
Mechanical Evaporation
Packaging Facilities
Production Facilities
SOUTH AMERICA

17	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Environment, Health and Safety Committee of our Board of Directors works closely with our management to provide oversight of EHS matters impacting us, with the aim of putting in place appropriate strategies and processes to ensure safe and compliant operations and to promote a culture that prioritizes safety and environmental stewardship. The committee monitors our EHS performance against our targets. We have adopted a five-year environmental strategy plan focused on (i) verifying compliance through a combination of internal and third-party audits, (ii) adopting operational excellence tools and associated efficiencies, and (iii) enhancing our focus on sustainable operations. We also employ and consult with environmental specialists to assess and ensure our compliance with EHS laws and regulations.
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
While a number of our capital projects indirectly result in environmental improvements, we estimate that our 2018 environmental-specific capital expenditures were $3.9 million. We expect to have approximately the same level of environmental capital expenditures in 2019. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental laws and regulations, changes to our operations or unforeseen remediation requirements, and these expenditures could exceed our expectations.
As of December 31, 2018, we had recorded $2.2 million of accruals for contingent environmental liabilities. We accrue for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation or remediation activities are inherently uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.

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
Our Cote Blanche mine, an underground salt mine located in St. Mary Parish, Louisiana, is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). MSHA is required to regularly inspect the Cote Blanche mine and issue a citation, or take other enforcement action, if an inspector or authorized representative believes that a violation of the Mine Act or MSHA’s standards or regulations has occurred. As required by MSHA, these operations are regularly inspected by MSHA personnel. See “Mine Safety Disclosures” and Exhibit 95 to this report for information concerning mine safety violations and other regulatory matters required by SEC rules. The cost of compliance and penalties for violations of the Mine Act have been and are expected to continue to be substantial. Our underground salt mines located in Goderich, Canada and Winsford, UK are subject to similar regulations regarding health and safety, and the cost of compliance with these regulations also have been and are expected to be substantial.
We have post-closure reclamation obligations, primarily arising under our mining permits or by agreement. Many of these obligations include requirements to maintain financial surety bonds to fund reclamation and site cleanup following the ultimate closure of our mines or certain other facilities. As a result, we maintain financial surety bonds to satisfy these obligations.
We are also impacted by the U.S. Clean Air Act (the “Clean Air Act”) and other EHS laws and regulations that regulate air emissions. These regulatory programs may require us to make capital expenditures (for example, by installing expensive emissions abatement equipment), modify our operational practices, obtain additional permits or make other expenditures, which could be significant. Pursuant to the Clean Air Act, the Environmental Protection Agency reclassified the Salt Lake area as a “serious” non-

18	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

attainment area in May 2017 due to the presence of certain air pollutants. Because our Utah facility is located in this area, this re-classification could lead to new regulations that could require us to make significant expenditures or require us to modify our operational practices. In addition, we could incur fines or penalties for violations of the Clean Air Act or other EHS laws and regulations that regulate air emissions.
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
We have incurred and expect to continue to incur costs and liabilities as a result of our current and former operations and our predecessor’s operations. In the past, we have agreed to undertake or pay for investigations to determine whether remediation will be required under CERCLA or otherwise to address any contamination. In other instances, we have agreed to perform remediation activities or have undertaken voluntary remediation to address identified contamination. Ongoing investigation and remediation activities at our Kenosha, Wisconsin plant are described in Note 12 of our Consolidated Financial Statements.

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
Our operations involve significant risks and hazards, including environmental hazards and industrial accidents. Our underground salt mining operations and related processing activities may be subject to industrial and mining accidents, fire, explosions, unusual or unexpected geological formations or movements, water intrusion and flooding. For example, MSHA considers our Cote Blanche mine to be a “gaseous mine” and, as a result, is subject to a heightened risk of explosion and fire. In addition, the types and volumes of certain chemicals manufactured by our Plant Nutrition South America segment’s chemical solutions business pose process safety management risks, including hazards related to chemical process manufacturing and the related storage, handling and transportation of raw materials, products and wastes. These potential risks include pipeline and storage tank leaks and ruptures, explosions and fires, mechanical failure and chemical spills and other discharges or releases of toxic or hazardous substances or gases at our sites or during transportation.
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

19	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Geological conditions could lead to a mine shutdown, increased costs and production delays, which could adversely affect results of our operations.
Our salt mining operations involve complex processes, which are affected by the mineralogy of the mineral deposits and structural geologic conditions and are subject to related risks. For example, unexpected geological conditions could lead to significant water inflows and flooding at any of our underground mines, which could result in a mine shutdown, serious injuries, loss of life, increased operational costs, production delays, damage to our mineral deposits and equipment damage. We have minor water inflows at our Cote Blanche and Goderich salt mines that we actively monitor and manage. Underground mining also poses the potential risk of mine collapse or ceiling collapse (such as the September 2017 partial ceiling collapse at our Goderich mine) because of the mine geology and rate and volume of minerals extracted.
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
We conduct our operations through a limited number of key production and distribution facilities. These facilities include our underground salt mines, our evaporation plants, our SOP solar evaporation ponds and facilities, certain facilities in Brazil used by our Plant Nutrition South America businesses and the distribution facilities, depots and ports owned by us and third parties. Many of our products are produced at one or two of these facilities. Any disruption of operations at one of these facilities could significantly affect production of our products, distribution of our products or our ability to fulfill our contractual obligations, which could damage our customer relationships.
For example, our two North American salt mines together constituted approximately 74% of our salt production capacity as of December 31, 2018 and supply most of the salt sold by our North American highway deicing business and significant portions of the salt sold by our consumer and industrial business. A production interruption at one of our salt mines could adversely affect our ability to fulfill our salt contracts and our ability to secure future contracts in affected markets or other markets. In addition, we only have a limited number of distribution facilities in the markets in which we sell our salt products. Failure to have our salt products at a specific distribution facility when needed (for example during a snow event) could adversely impact our ability to fulfill our highway deicing sales contracts, resulting in significant contractual penalties and loss of customers.
Similarly, many of our plant nutrition products are only produced at one or two facilities. We primarily produce SOP at our solar evaporation ponds and facilities located adjacent to the Great Salt Lake and also produce SOP at our facility near Big Quill Lake. SOP production from these facilities could be disrupted or negatively impacted by structural damage, as a result of dike failure or other factors, which could result in reduced sales and revenue. In addition, in our Plant Nutrition South America business, we use products manufactured at certain of our production facilities as inputs to products manufactured at our other production facilities in Brazil. An interruption at one of our production facilities could result in production disruptions at other facilities in Brazil, as alternative sources for raw materials or other materials might not be available at reasonable prices, on a timely basis, or at all. A production interruption or disruption at one or more of our facilities could result in a loss of customers, a loss in revenue or subject us to fines or penalties.
Our operations depend upon critical equipment, such as our continuous miners, hoists, conveyor belts, bucket elevators, baghouses and dryers. This equipment could be damaged or destroyed, suffer breakdowns or failures or deteriorate due to wear and tear sooner than we estimate, and we may be unable to replace or repair the equipment in a timely manner or at a reasonable cost. If these events occur, we may incur additional maintenance and capital expenditures, our operations could be materially disrupted and we may not be able to produce and ship our products.

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
In addition, our ability to produce SOP, salt and magnesium chloride from our solar evaporation ponds located near Ogden, Utah is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. Prolonged periods of precipitation, lack of sunshine, cooler weather or increased mountain water run-off during the evaporation season could reduce mineral

20	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

concentrations and evaporation rates, leading to decreases in our production levels. Similarly, drought or decreased mountain snowfall and associated fresh water run-off could change brine levels, impacting our mineral harvesting process, amount and timing. Lake level fluctuations and other factors could alter brine levels or mineral concentration levels, which may disrupt our typical two- to three-year evaporation production cycle. Similar factors could negatively impact the lake level and concentration of sulfates at the Big Quill Lake, impacting the production at our Wynyard facility. The occurrence of these events at the Great Salt Lake or Big Quill Lake could lead to decreased production levels, increased operating costs and significant additional capital expenditures.
 Weather conditions have historically caused volatility in the agricultural industry (and indirectly in our results of operations) by causing crop failures or significantly reduced harvests, which can adversely affect application rates, demand for our plant nutrition products and our customers’ creditworthiness. Weather conditions can also lead to drought or wild fires, which could also adversely impact growers’ crop yields and the uptake of plant nutrients, reducing the need for application of plant nutrition products for the next planting season which could result in lower demand for our plant nutrition products and impact sale prices.

Strikes, other forms of work stoppage or slowdown and other union activities could disrupt our business and negatively impact our financial results.
Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce was represented by collective bargaining agreements as of December 31, 2018. Of our 13 collective bargaining agreements in effect on January 1, 2019, five will expire in 2019, four will expire in 2020, three will expire in 2021 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located.
Unsuccessful contract negotiations or adverse labor relations at any of our locations could result in strikes, work stoppages, work slowdowns, dissatisfied employees or other actions, which could disrupt our business and operations. These disruptions could negatively impact our business, our operations, our ability to produce or sell our products, our ability to service our customers and our ability to recruit and retain personnel, and could result in significant additional costs as well as adversely affect our reputation, financial condition and operating results.

Our business is capital intensive, and the inability to fund necessary capital expenditures or successfully complete our capital projects could have an adverse effect on our growth and profitability.
In recent years, we have made significant expenditures on large capital projects, including a shaft relining project at our Goderich mine, implementing continuous mining at our Goderich mine and expanding our SOP processing plant at our Utah facility. In addition, maintaining our existing facilities requires significant capital expenditures, which may fluctuate materially. We also may make significant capital expenditures in the future to expand or modify our existing operations, including projects  to expand or improve our facilities or equipment and projects to improve our computer systems, information technology and operations technology. These activities or other capital improvement projects may require the temporary suspension of production at our facilities, which could have a material adverse effect on the results of our operations.
Any capital project we undertake involves risks, including cost overruns, delays and performance uncertainties, and could interrupt our ongoing operations. The expected benefits from any of our capital projects may not be realized in accordance with our projections. Our capital projects may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from other operational matters or significant disruptions to our ongoing operations.
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
Energy costs, primarily natural gas and electricity, represent a substantial part of our total production costs for our products. Our profitability is impacted by the price and availability of natural gas and electricity we purchase from third parties. Natural gas is a primary energy source used in the mechanically evaporated salt production process. Our contractual arrangements for the supply of natural gas have terms of up to three years, do not specify quantities and are automatically renewed unless either party elects not to do so. In addition, electricity is a primary energy source used by our Plant Nutrition South America businesses, and we have electricity contracts with terms of up to five years and generally do not automatically renew. We do not have arrangements in place with back-up suppliers. We use natural gas derivatives to hedge our financial exposure to the price volatility of natural gas. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition and results of operations.
We use KCl in our salt and plant nutrition operations. Large price fluctuations in KCl can occur without a corresponding change in the sales price of our products sold to our customers. This could change the profitability of our products that require KCl, which could materially affect the results of our operations.

21	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial Risks

Our indebtedness and ability to pay our indebtedness could adversely affect our business and financial condition.
We have a significant amount of indebtedness and may incur additional debt in the future. As of December 31, 2018, we had $1.37 billion of outstanding indebtedness, including $1.03 billion of borrowings under our senior secured credit facilities, which are further described in Note 10 of our Consolidated Financial Statements. We pay significant interest on our indebtedness, with variable interest on our borrowing under our senior secured credit facilities based on prevailing interest rates. Significant increases in interest rates will increase the interest we pay on our debt. Our indebtedness could:

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
In the future, we may incur additional indebtedness or refinance our existing indebtedness. If we incur additional indebtedness or refinance, the risks that we face as a result of our leverage could increase. Financing may not be available when needed or, if available, may not be available on commercially reasonable or satisfactory terms.  Any downgrades from credit rating agencies such as Moody’s or Standard & Poor’s may adversely impact our ability to obtain financing or the terms of such financing. In June 2017, Standard & Poor’s downgraded our credit rating to a BB- rating.
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
The credit agreement governing our senior secured credit facilities also requires us to maintain financial ratios, including an interest coverage ratio and a total leverage ratio, which we may be unable to maintain. As of December 31, 2018, our total leverage ratio (as calculated under the terms of our credit agreement) was 4.3x, and if our leverage ratio exceeds 4.5x, we would be in default under our credit agreement.
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

22	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We are subject to income tax in the U.S., Canada, Brazil and U.K. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. Our effective tax rate, tax expense and cash flows could also be adversely affected by changes in tax laws. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act,” which is commonly referred to as “U.S. tax reform”). The Act makes broad and complex changes to the U.S. tax code, and it will take time for additional clarifying guidance and legislation to be issued, which are necessary for the interpretation of these comprehensive changes. Based on our current understanding of the law, we have recorded significant impacts to our fourth quarter and full year 2018 and 2017 financial results. The impact of the Act on our financial results may differ, possibly materially, due to potential changes in the Act (including with respect to the regulations promulgated under the Act) or changes to its interpretation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Investments, Liquidity and Capital Resources” and Note 8 to our Consolidated Financial Statements for more details. We are also subject to audits in various jurisdictions and may be assessed additional taxes as a consequence of an audit.
Canadian provincial tax authorities have challenged our tax positions and assessed additional taxes on us, which are described in Note 8 of our Consolidated Financial Statements. These tax assessments and future tax assessments could be material if the disputes are not resolved in our favor.
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
In connection with our dispute of tax assessments made by Canadian provincial tax authorities (described in Note 8 of our Consolidated Financial Statements), we are required to post and maintain financial performance bonds. In addition, as part of our business operations, we are required to maintain financial surety or performance bonds with certain of our North American deicing customers and to fund reclamation and site cleanup following the ultimate closure of our mines and certain other facilities. We incur costs to maintain these financial assurance bonds and failure to satisfy these financial assurance requirements could materially affect our business, the results of our operations and our financial condition.

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
We extend trade credit to our customers in the United States and throughout the world, in some cases for extended periods of time. In Brazil, where there are fewer third-party financing sources available to farmers, we also have several programs under which we guarantee customers’ financing from financial institutions that they use to purchase our products. If these customers are unable to repay the trade credit from us or financing from their financial institutions, the results of our operations could be adversely affected. Our customers may be unable to repay the trade credit from us or financing from their financial institutions as a result of market conditions in the agricultural sector, adverse weather conditions and increases in prices for other inputs that could increase the working capital requirements, indebtedness and other liabilities of our customers. We may not be able to limit our credit and collectability risk or avoid losses.

We may not pay cash dividends or pay smaller cash dividends on our common stock in the future.
We have regularly declared and paid quarterly cash dividends on our common stock consistently since becoming a public company. Any future payment and the amount of any future payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our board of directors. Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to

23	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

pay dividends on our common stock. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. Certain agreements governing our indebtedness contain limitations on our ability to pay dividends (including regular annual dividends), as described under “—The agreements governing our indebtedness impose restrictions that may limit our ability to operate our business or require accelerated debt payments.” We cannot provide assurances that the agreements governing our current and future indebtedness will permit us to pay dividends on our common stock.

Competition, Sales and Pricing Risks

Our products face strong competition and if we fail to successfully attract and retain customers and invest in product development, capital improvements, productivity and quality improvements, sales of our products could be adversely affected.
We encounter strong competition in many areas of our business and our competitors may have significantly more financial resources than we do. Competition in our product lines is based on a number of factors, including product quality and performance, logistics (especially in salt distribution and Brazil chlor-alkali products), brand reputation, price and quality of customer service and support. Many of our customers attempt to reduce the number of vendors from which they purchase in order to increase their efficiency. Our customers demand a broad product range and we must continue to develop our expertise in order to manufacture and market these products successfully. To remain competitive, we need to invest in manufacturing, productivity, product innovation, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust our prices, strategy, product innovation, distribution or marketing efforts to stay competitive.
The demand for our products may be adversely affected by technological advances or the development of new or less costly competing products. For example, the development of substitutes for our plant nutrition products that can more efficiently mix with other agricultural inputs or have more efficient application methods may impact the demand for our products. Many of our products, including sodium chloride, magnesium chloride and SOP, have historically been characterized by a slow pace of technological advances. However, new production methods or sources for our products or the development of substitute or competing products could materially adversely affect the demand and sales of our products.
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
We have significant operations in Canada, Brazil and the U.K. Our 2018 sales outside the U.S. were 48% of our total 2018 sales. Our overall success as a global business depends on our ability to operate successfully in differing economic, political and cultural conditions. Our international operations and sales are subject to numerous risks and uncertainties, including:

•	economic developments including changes in currency exchange rates, inflation risks, exchange controls, tariffs, other trade protection measures and import or export licensing requirements;

•	difficulties and costs associated with complying with laws, treaties and regulations, including tax laws and labor regulations, and changes to laws, treaties and regulations;

•	restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses;

•	restrictions on our ability to repatriate earnings from our non-U.S. subsidiaries to the U.S. or the imposition of withholding taxes on remittances and other payments by our subsidiaries;

•	political developments, government deadlock, political instability, political activism, terrorist activities, civil unrest and international conflicts; and

•	uncertain and varying enforcement of laws and regulations and weak protection of intellectual property rights.
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
In addition, we may face more competition in periods when foreign currency exchange rates are favorable to our competitors. A relatively strong U.S. dollar increases the attractiveness of the U.S. market for some of our international competitors while decreasing the attractiveness of other markets to us. Similarly, a relatively strong Brazilian real increases the attractiveness of the Brazil market for our international competitors.

24	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The decision by U.K. voters to leave the EU could cause volatility in global stock markets, currency exchange rate fluctuations and increased regulatory complexities. These changes may adversely affect the results of our operations.

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
Growers’ decisions to purchase plant nutrition products and the application rate for plant nutrition products depend on many factors, including expected grower income, crop prices, plant nutrition product prices, commodity prices, input prices and nutrient levels in the soil. Customers are more likely to decrease purchases and application rates when they expect declining agricultural economics or relatively high plant nutrition costs, other costs and soil nutrient levels. This variability can materially impact our prices and volumes sold.

Conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products can impact the price and demand for our products.
Conditions in the North American and Brazilian agricultural sectors can significantly impact our plant nutrition business. The North America and Brazil agricultural sector can be affected by a number of factors, including weather conditions, field conditions (particularly during periods of traditionally high plant nutrition application), government policies, tariffs and import and export markets.
Demand for our products in the agricultural sector is affected by crop prices, crop selection, planted acreage, application rates, crop yields, product acceptance, population growth and changes in dietary habits, among other things. Supply is affected by available capacity, operating rates, raw material costs and availability, feasible transportation, government policies, tariffs and global trade. In addition, the demand and price of plant nutrition products can be affected by factors such as plant disease. For example, Asian soybean rust has in certain years affected soybean crops in Brazil and the United States, reducing demand for plant nutrition products.
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
Transportation and handling costs are a significant component of our total delivered product cost, particularly for our salt products. The high relative cost of transportation favors producers whose mines or facilities are located near the customers they serve. We contract bulk shipping vessels, barges, trucking and rail services to move our products from our production facilities to distribution outlets and customers. A reduction in the dependability or availability of transportation services, a significant increase in transportation service rates, adverse weather and changes to water levels on the waterways we use could impair our ability to deliver our products economically to our customers or expand our markets. For example, if the Mississippi river were to flood significantly, barges may be unable to traverse the river system and we may be prevented from timely delivering our salt products to our customers, which could increase costs to deliver our products and adversely impact our ability to fulfill our contracts, resulting in significant contractual penalties and loss of customers.
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
Significant transportation costs relative to the cost of certain of our products, including our salt products and certain products sold by our Plant Nutrition South America segment, limit our ability to increase our market share or serve new markets. In addition, policies in Brazil to set minimum freight rates, enacted following the May 2018 truckers’ strike in Brazil, could materially reduce demand for our products and impact our prices and volumes sold.

25	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The demand for our products is seasonal.
The demand for our salt and plant nutrition products is seasonal, and the degree of seasonality can change significantly from year to year due to weather conditions, including the number of snow events, rainfall and other factors.
Our salt deicing business is seasonal. On average, in each of the last three years, approximately two-thirds of our deicing product sales occurred during the North American and European winter months of November through March. Winter weather events are not predictable, yet we must stand ready to deliver deicing products to local communities with little advance notice under the requirements of our highway deicing contracts. As a result, we attempt to stockpile our highway deicing salt throughout the year to meet estimated demand for the winter season. Failure to deliver under our highway deicing contracts may result in significant contractual penalties and loss of customers. Servicing markets typically serviced by one production facility with product from an alternative facility may add logistics and other costs and reduce profitability.
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
If seasonal demand is greater than we expect, we may experience increased costs and product shortages, and our customers may turn to our competitors for products that they would otherwise have purchased from us. If seasonal demand is less than we expect, we may have excess inventory to be stored (in which case we may incur increased storage costs) or liquidated (in which case the selling price may be below our costs). If prices for our products rapidly decrease, we may be subject to inventory write-downs. Our inventories may also become impaired through obsolescence or the quality may be impaired if our inventories are not stored properly. Low seasonal demand could also lead to increased unit costs.

Legal, Regulatory and Compliance Risks

Our operations depend on our rights and governmental authorizations to mine and operate our properties.
We hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities. A decision by a governmental agency to revoke, substantially modify, deny or delay renewal of or apply conditions to an existing permit, license or approval could have a material adverse effect on our ability to continue operations at the affected facility and result in significant costs. For example, certain indigenous groups have challenged the Canadian government’s ownership of the land under which our Goderich mine is operated. There can be no assurances that the Canadian government’s ownership will be upheld or that our existing mining and operating permits will not be revoked or otherwise affected. In addition, although we do not engage in fracking, laws and regulations targeting fracking could lead to increased permit requirements and compliance costs for non-fracking operations, including our salt operations, which require permitted wastewater disposal wells.
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
Expansion of our operations or production capacity, or preservation of existing rights in some cases, is also predicated upon securing any necessary permits, licenses and approvals. For example, we may require additional permits, licenses and approvals to continue diverting water from the Great Salt Lake based on lake conditions or to further expand our production capacity at our SOP facility located near the Great Salt Lake. We may not be granted the necessary permits, licenses and approvals. A decision by a governmental agency to deny, delay issuing or apply conditions to any new permits, licenses and approvals could adversely affect our ability to operate and the results of our operations.

Compliance with foreign and U.S. laws and regulations applicable to our operations, including the Foreign Corrupt Practices Act (the “FCPA”) and other applicable anti-corruption and anti-competition laws, may increase the cost of doing business in international jurisdictions.
Various laws and regulations associated with our operations are complex and increase our cost of doing business. These laws and regulations include import and export requirements, antitrust laws, anti-competition regulations and anti-corruption laws such as the FCPA, the Brazilian Clean Companies Act and the U.K. Bribery Act. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors or customers will not take actions in violation of these laws. Any violations of these laws could subject us to civil or criminal penalties, including fines or prohibitions on our ability to offer our products in one or more countries, debarment from government contracts (and termination of existing contracts) and could also materially damage our reputation, brand, international

26	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

expansion efforts, business and operating results. In addition, changes to trade or anti-competition could affect our operating practices or impose liability on us in a manner that could materially adversely affect our business, financial condition and results of operations.

We are subject to EHS laws and regulations which could become more stringent and adversely affect our business.
Our operations are subject to an evolving set of international, national, federal, foreign, state, provincial and local EHS laws and regulations. New or proposed EHS regulatory programs, as well as future interpretations and enforcement of existing EHS laws and regulations, may require modification to our facilities, require substantial increases in equipment and operating costs, subject us to fines, penalties or lead to interruptions, modifications or a termination of operations, which could involve significant capital costs, increases in operating costs or other significant impacts.
For example, governmental initiatives to limit greenhouse gas emissions under consideration and future initiatives could, if adopted, restrict our operations and require us to make capital expenditures to be compliant with these initiatives. We are also impacted by the Clean Air Act and other EHS laws and regulations that regulate air emissions. These regulatory programs may subject us to fines or penalties or require us to install expensive emissions abatement equipment, modify our operational practices, obtain additional permits or make other expenditures. Our Utah facility is located in an area expected to be of continued scrutiny by the Environmental Protection Agency and Utah Air Quality Board with respect to certain air emissions and related issues under the Clean Air Act.
In addition, if new Clean Water Act regulations are adopted or increased compliance obligations are imposed on existing regulations, we could be adversely affected. For example, a significant portion of our salt products are distributed through salt depots owned and operated by third parties. If these depots are required to adopt more stringent stormwater management practices or are subject to increased compliance requirements under existing Clean Water Act regulations, these depots may pass on any increased costs to us, exit the depot business (requiring us to find new depot partners or establish Company-owned depots) or otherwise cause an adverse impact to our ability to deliver salt to our customers. Additionally, governmental agencies could restrict the use of road salt for highway deicing purposes. See “Business—Environmental, Health and Safety Matters” for more information about EHS laws and regulations affecting us and their potential impact on us.

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
We record accruals for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. For example, we have ongoing investigation and remediation activities at our Kenosha, Wisconsin plant, which are described in Note 12 of our Consolidated Financial Statements. However, the extent and costs of any environmental investigation or remediation activities are inherently uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.
Additionally, we previously sold a portion of our U.K. salt mine to a third party, which operates a waste management business. The third party’s business, under governmental permits, is allowed to securely dispose certain hazardous waste at the property they own and they pay us fees for engaging in this activity. We also operate a mercury cell facility at our Igarassu facility. We could incur future expenditures to address risks related to this hazardous waste disposal and mercury use or to remediate any contamination. See “Business—Environmental, Health and Safety Matters” for more information.

Our intellectual property may be misappropriated or subject to claims of infringement.
Intellectual property rights, including patents, trademarks, and trade secrets, are a valuable aspect of our business. We attempt to protect our intellectual property rights primarily through a combination of patent, trademark, and trade secret protection. The patent rights that we obtain may not provide meaningful protection to prevent others from selling competitive products or using similar production processes. Pending patent applications may not result in an issued patent. If we do receive an issued patent, we cannot guarantee that our patent rights will not be challenged, invalidated, circumvented, or rendered unenforceable.
We also rely on trade secret protection to guard confidential unpatented technology, manufacturing expertise, and technological innovation. Although we generally enter into confidentiality agreements with our employees, third-party consultants and advisors to protect our trade secrets, we cannot guarantee that these agreements provide meaningful protection or that adequate remedies will be available in the event of an unauthorized use or disclosure of our trade secrets.

27	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our brand names and the goodwill associated therewith are an important part of our business. We seek to register our brand names as trademarks where it makes business sense. Our trademark registrations may not prevent our competitors from using similar brand names. Many of our brand names are registered as trademarks in the U.S. and foreign countries. The laws in certain foreign countries in which we do business do not protect trademark rights to the same extent as U.S. law. As a result, these factors could weaken our competitive advantage with respect to our products, services and brands in foreign jurisdictions, which could adversely affect our financial performance.
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

We may be adversely affected by changes in laws, industry standards and regulatory requirements.
Our global business is subject to the requirements of federal, state, local and foreign laws, regulations and regulatory authorities as well as industry standard-setting authorities. Changes in the standards and requirements imposed by these laws, regulations and authorities or adoption of any new laws or regulations could negatively affect our ability to serve our customers or our business. In the event that we are unable to meet any new or modified standards when adopted, our business could be adversely affected.
For example, if significant import duties were imposed on the salt we import into the U.S. from our Goderich mine, or if we were unable to include the transfer price of such salt in the cost of goods sold for tax purposes, our financial condition and operating results would be materially adversely affected. We could also be adversely impacted by changes in tariffs imposed by countries, which could increase competition in markets where we sell our products. In addition, failure to comply with applicable laws and regulations or to comply with any of contracts we have with governmental entities could preclude us from conducting business with governmental entities and lead to penalties, injunctions, civil remedies or fines.

Strategic and General Business Risks

We may not successfully implement our strategies.
Our success depends, to a significant extent, on successful implementation of our business strategies, including our growth strategy, our efforts to increase the balance between our salt and plant nutrition businesses, our cost savings initiatives and the other strategies described in the “Business” section of this report. We cannot assure that we will be able to successfully implement our strategies or, if successfully implemented, we may not realize the expected benefits of our strategies. Although we make substantial investments in product innovation, we cannot be certain that we will be able to develop, obtain or successfully implement

28	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our business is dependent on our ability to attract, develop and retain highly skilled personnel. We may not be able to attract, develop and retain the personnel necessary for the efficient operation of our business, and our inability to do so could result in decreased productivity and efficiency, higher costs, the use of less-qualified personnel and reputational harm, which may have a material adverse effect on our performance. In addition, we are currently conducting a search for a President and Chief Executive Officer. The transition to a new President and Chief Executive Officer may be disruptive to our operations and create uncertainty about our business and future direction, which could materially adversely affect our business. Until a new President and Chief Executive Officer is identified, it may be more difficult for us to hire and retain other key personnel.
To help attract, retain and motivate qualified personnel, we use stock-based incentive awards such as employee stock options, restricted stock units and performance stock units. If the value of these stock awards does not appreciate as measured by our common stock price, performance conditions in these awards are not met or if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened, which could harm our business.
The loss of certain key employees could damage critical customer relationships, result in the loss of vital institutional knowledge, experience and expertise, and impact our ability to successfully operate our business and execute our business strategy. We may not be able to find qualified replacements for these key positions and the integration of replacements may be disruptive to our business. In addition, the loss of our key employees who have in depth knowledge of our research and development, mining, manufacturing or engineering processes could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our processes or share our confidential information.

If our computer systems, information technology or operations technology are compromised, our ability to conduct our business will be adversely impacted.
We rely on computer systems, information technology and operations technology to conduct our business, including cash management, order entry, invoicing, plant operations, vendor payments, employee salaries and recordkeeping, inventory and asset management, shipping of products, and communication with employees and customers. We also use our systems to analyze and communicate our operating results and other data to internal and external recipients. We continue to make updates and improvements to our enterprise resource planning system, network and other core applications, which could impact substantially all of our key processes. Any implementation issues could have adverse effects on our ability to properly capture, process and report financial transactions, distribute our products, invoice and collect from our customers and pay our vendors and could lead to increased expenditures or operational disruptions.
We are susceptible to cyber-attacks, computer viruses and other technological disruptions, which continue to increase due to evolving threats and our expanding information technology footprint. We have experienced attempts by unauthorized agents to gain access to our computer systems through the internet, e-mail and other access points. To date, none have resulted in any material adverse impact to our business or operations. While we have programs, policies and procedures in place to identify, prevent and detect any unauthorized access, this does not guarantee that we will be able to detect or prevent unauthorized access to our computer systems. A material failure or interruption of access to our computer systems for an extended period of time or the loss of confidential or proprietary data could adversely affect our operations, reputation and regulatory compliance. While we have mitigation and data recovery plans in place, it is possible that significant expenditures, capital investments and time may be required to correct any of these issues. Additional capital investment and expenditures needed to address, prevent, correct or respond to any of these issues may negatively impact our business, financial condition and results of operations.

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
Acquisitions of new businesses may not perform as expected, may not positively impact our financial performance and could increase our debt obligations. Acquisitions involve significant risks and uncertainties, including diversion of management attention, greater than expected liabilities and expenses, inadequate return of capital and unidentified issues not discovered in our due diligence.

29	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our ability to realize benefits from our October 2016 Produquímica acquisition depends on several factors, including the growth and health of the Brazilian and international agribusiness industry, weather conditions, our ability to innovate and develop new products, the continued demand for innovative specialty plant nutrition products and successful geographical expansion inside and outside Brazil. We may not successfully implement our proposed business strategies, which could cause a material adverse effect on our business, financial condition and results of operations.
The success of any acquisition will also depend on our ability to successfully combine and integrate the acquired business. We may fail to integrate acquired businesses in a timely and efficient manner. The integration process could result in the loss of key employees, higher than expected costs, ongoing diversion of management attention from other strategic opportunities or operational matters, the disruption of our ongoing businesses or increased risk that our internal controls are found to be ineffective.

Future climate change could adversely affect us.
The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities and changing temperature levels. These changes could be severe and vary by geographic location. These changes could negatively impact customer demand for our products and our costs and ability to produce our products. For example, prolonged period of mild winter weather could reduce the market for deicing products. Drought conditions could similarly impact demand for our plant nutrition products. In addition, potential climate change regulations or other carbon or emissions taxes could result in higher costs. Our inability to timely respond to the risks posed by climate change could have a material impact on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Information regarding our plants and properties is included in the “Business” section of this report.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in the legal proceedings described in Note 8 and Note 12 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

Executive Officers of the Registrant
The following table sets forth the name and position of each person who is an executive officer as of December 31, 2018, and as of the date of the filing of this report. The table sets forth each person’s age as of the date of the filing of this report.

Name	Age	Position
Richard S. Grant	72	Interim President and Chief Executive Officer and Chairman of the Board
James D. Standen	43	Chief Financial Officer
S. Bradley Griffith	51	Senior Vice President, Plant Nutrition
Angela Y. Jones	55	Senior Vice President, People and Culture
Anthony J. Sepich	48	Senior Vice President, Salt
Diana C. Toman	40	Senior Vice President, General Counsel and Corporate Secretary

30	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Richard S. Grant, Interim President and Chief Executive Officer, has been serving in his current position since November 2018. Mr. Grant has also served as Chairman of the Board since November 2018 and has been a member of the Company’s Board of Directors since April 2004. From 1998 until his retirement in 2002, Mr. Grant served as Chief Executive of BOC Process Gas Solutions, a global business providing utilities and services primarily to the chemical, petrochemical and metals industries. Concurrently, he served as a director of the BOC Group plc and Chairman of CNC sa, a Mexican joint venture. Mr. Grant was a director of BlueLinx Holdings, Inc., a publicly traded distributor of building products, from 2005 to 2017. Mr. Grant also served as the Company’s Lead Independent Director from the creation of the position in 2005 to November 2018, except during his short service as Compass Minerals’ Interim Chief Executive Officer from December 2012 to January 2013.

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

Angela Y. Jones, Senior Vice President, People and Culture, joined Compass Minerals in January 2018 and assumed her current position in September 2018. Prior to her current position, Ms. Jones served as the Company’s Vice President, Human Resources. Prior to joining the Company, Ms. Jones, served as Vice President, Human Resources at both Rembrandt Enterprises from 2016 to 2018 and at ConAgra Brands, Inc. from 2007 to 2016. Prior to ConAgra Brands, Ms. Jones gained significant operations experience, with roles such as Director of Operations and Plant General Manager for The Clorox Company as well as progressively responsible supply chain and operations roles with Proctor & Gamble.

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

31	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK DATA

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP.

HOLDERS

On February 25, 2019, the number of holders of record of our common stock was 121.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2018, concerning our common stock authorized for issuance under our equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding securities	Weighted-average exercise price of outstanding securities	Number of securities available for issuance under plan

Equity compensation plans approved by shareholders:
Stock options	708,746	$70.76
Restricted stock units	83,308	N/A
Performance stock units	126,638	N/A
Deferred stock units	99,274	N/A
Total securities under approved plans(a)	1,017,966		1,672,160
Equity compensation plans not approved by shareholders(b):
Deferred stock units	17,775	N/A
Total	1,035,741		1,672,160

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

32	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Sales	$1,493.6	$1,364.4	$1,138.0	$1,098.7	$1,282.5
Shipping and handling cost	320.0	267.5	244.9	261.5	337.7
Product cost(a)(c)	757.6	661.5	509.4	433.1	449.1
Depreciation, depletion and amortization(b)	136.9	122.2	90.3	78.3	78.0
Selling, general and administrative expenses	163.6	167.4	124.9	108.7	110.4
Operating earnings(c)	130.3	159.2	174.6	221.4	311.0
Interest expense	62.5	52.9	34.1	21.5	20.1
Net earnings from continuing operations(c)	68.8	42.7	162.7	159.2	217.9
Net earnings available for common stock(c)	68.3	42.2	161.9	158.2	216.4
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,848	33,819	33,776	33,677	33,557
Diluted	33,848	33,820	33,780	33,692	33,581
Net earnings from continuing operations per share:
Basic	$2.02	$1.25	$4.79	$4.70	$6.45
Diluted	2.02	1.25	4.79	4.69	6.44
Cash dividends declared per share	2.88	2.88	2.78	2.64	2.40
Balance Sheet Data (at year end):
Total cash and cash equivalents	$27.0	$36.6	$77.4	$58.4	$266.8
Total assets(d)	2,367.9	2,571.0	2,466.5	1,624.8	1,632.2
Total debt(d)	1,364.7	1,362.5	1,325.0	722.9	621.4

(a)	“Product cost” is presented exclusive of depreciation, depletion and amortization.

(b)	Depreciation, depletion and amortization include amounts also included in selling, general and administrative expenses.

(c)
In the fourth quarter of 2018, we incurred costs of $5.1 million related to the transition of our Chief Executive Officer. Also in 2018, we recorded a tax benefit of $3.0 million related to the U.S. Tax Cuts and Jobs Act, the release of $7.2 million of valuation allowances related to our Brazil business and incurred $3.4 million of tax expense related to the repatriation of approximately $150 million. In the fourth quarter of 2017, we recorded a net charge of $46.8 million in connection with the U.S. Tax Cuts and Jobs Act and $13.8 million related to a tax settlement with the U.S. and Canadian tax authorities. In addition, we released approximately $25 million of valuation allowances related to our Brazilian deferred tax assets (see Note 8 to our Consolidated Financial Statements for further discussion regarding these items). In the fourth quarter of 2016, we recognized a gain of $59.3 million related to the remeasurement of our previously held equity investment in Produquímica (see Note 4 to our Consolidated Financial Statements). In the third quarter of 2014, we recognized a gain of $83.3 million ($60.6 million, net of taxes) from an insurance settlement relating to damage sustained as a result of a tornado that struck our rock salt mine and evaporation plant in Goderich, Ontario in 2011. We recognized $82.3 million of the gain in product cost and $1.0 million of the gain in selling, general and administrative expenses in the Consolidated Statements of Operations.

(d)	In 2016, we adopted guidance which requires the presentation of debt issuance costs as a reduction to debt rather than in assets. Prior years have been adjusted to reflect this change.

33	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements in this discussion regarding the industry outlook, our expectations for the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.” You should read the following discussion together with “Risk Factors” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses; specialty plant nutrition minerals that improve the quality and yield of crops; and specialty chemicals for water treatment and other industrial processes. As of December 31, 2018, we operated 22 production and packaging facilities, including:

•	The largest rock salt mine in the world in Goderich, Ontario, Canada;

•	The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;

•	A solar evaporation facility located near Ogden, Utah, which is both the largest SOP specialty fertilizer production site and the largest solar salt production site in the Western Hemisphere;

•	Several mechanical evaporation facilities producing consumer and industrial salt; and

•	Multiple facilities producing essential agricultural nutrients and specialty chemicals in Brazil.
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
Our Plant Nutrition South America segment operates two primary businesses in Brazil—agricultural productivity, which manufactures and distributes a broad offering of specialty plant nutrition solution-based products, and chemical solutions, which manufactures and markets specialty chemicals, primarily for the water treatment industry and for use in other industrial processes (see Note 4 to our Consolidated Financial Statements for more information).
We focus on building intrinsic value by growing our earnings before interest, taxes, depreciation and amortization (“EBITDA”) and by improving our asset quality. We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.

Consolidated Results of Operations

34	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable GAAP financial measure and the reasons we use this non-GAAP measure.

CONSOLIDATED RESULTS COMMENTARY: 2017 – 2018

•	Total sales increased 9%, or $129.2 million, due to increases in all segments.

•	Operating earnings decreased 18%, or $28.9 million, due to lower Salt, Plant Nutrition North America and corporate and other operating earnings.

•
Diluted earnings per share increased 62%, or $0.77. Diluted earnings per share in 2018 was negatively impacted by $5.1 million due to expenses incurred related to the transition of our Chief Executive Officer (“CEO”). Diluted earnings per share in 2017 was negatively impacted by a charge of $46.8 million for the impact of the U.S. Tax Cuts and Jobs Act legislation enacted in December 2017 and other tax-related items (see Note 8 to our Consolidated Financial Statements).

•	EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 5%, or $13.2 million.

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

•
Diluted earnings per share decreased 74%, or $3.54. Diluted earnings per share in 2017 was negatively impacted by a charge of $46.8 million related to U.S. tax reform. In contrast, 2016 diluted earnings per share was positively impacted by a $59.3 million gain as a result of remeasuring our prior equity investment in Produquímica held before the business combination (see Note 4 to our Consolidated Financial Statements).

•	Adjusted EBITDA* increased 4%, or $11.5 million.

35	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

GROSS PROFIT & GROSS MARGIN COMMENTARY: 2017 – 2018

Gross Profit: Decreased 10%, or $32.7 million; Gross Margin decreased 4 percentage points to 20% from 24%

•
Salt segment gross profit decreased $24.7 million primarily due to higher per-unit costs at our Goderich mine resulting from the strike at the mine that began in April 2018 and ended in July 2018 and higher per-unit shipping and handling costs partially offset by higher sales.

•	The plant nutrition business, on a combined basis, was responsible for $7.8 million of the decrease in gross profit.

•
Gross profit for Plant Nutrition North America decreased $2.0 million due primarily to higher depreciation expense during 2018, which was partially offset by higher sales volumes. Gross profit for Plant Nutrition South America decreased $5.8 million due primarily to a weaker Brazilian real compared to the U.S. dollar, which was partially offset by higher sales prices and volumes.

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

OTHER EXPENSES AND INCOME COMMENTARY: 2017 – 2018

SG&A: Decreased $3.8 million; Decreased 1.3 percentage points as a percentage of sales to 11.0% from 12.3%

•
The decrease in SG&A expense was primarily due to a weaker Brazilian real compared to the U.S. dollar and lower professional service fees in all three of our segments. The decrease in SG&A expense was partially offset by higher restructuring costs in 2018 due to CEO transition costs of $5.1 million and higher depreciation expense related to a significant software system upgrade implemented in the second half of 2017.

Interest Expense: Increased $9.6 million to $62.5 million

•	The increase was primarily due to higher U.S. interest rates and an increase in borrowings under our revolving credit facility.

Net Earnings in Equity Investee: Increased from $0.8 million to $1.0 million

•	Net earnings in our equity investee increased by $0.2 million to $1.0 million.

Other (Income) Expense, Net: Improved $13.2 million from expense of $4.4 million to income of $8.8 million

•	The increase was primarily due to foreign exchange gains of $5.8 million in 2018, compared to losses of $7.1 million in 2017.

Income Tax Expense: Decreased $51.2 million to $8.8 million

•
Income tax expense and our income tax rate decreased in 2018 due to $60.6 million recorded in 2017 related to U.S. tax reform and a tax settlement agreement, partially offset by the release of valuation allowances related to our Brazil business.

•
Our effective tax rate decreased from 58% in 2017 to 11% in 2018. Our effective tax rates were impacted by U.S. tax reform and a tax settlement agreement in 2017 and the release of valuation allowances in 2018 related to our Brazil business.

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

36	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•	In addition, we incurred charges of approximately $2 million related to ongoing restructuring activities primarily impacting corporate SG&A.

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

OPERATING SEGMENT PERFORMANCE

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments for the years ended December 31, 2018, 2017 and 2016. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.
The results of operations of the consolidated records management business and other incidental revenues include sales of $10.5 million, $10.2 million and $9.6 million for 2018, 2017 and 2016, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

37	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SALT SEGMENT RESULTS

	2018	2017	2016
Salt Sales (in millions)	$858.1	$769.2	$811.9
Salt Operating Earnings (in millions)	$115.7	$138.0	$200.6
Salt Sales Volumes (thousands of tons)
Highway deicing	9,597	8,565	8,966
Consumer and industrial	2,030	2,035	2,147
Total tons sold	11,627	10,600	11,113
Average Salt Sales Price (per ton)
Highway deicing	$55.44	$53.13	$54.73
Consumer and industrial	$160.65	$154.34	$149.63
Combined	$73.80	$72.56	$73.06

SALT SEGMENT RESULTS COMMENTARY: 2017 – 2018

•	Salt sales increased 12%, or $88.9 million, due to sales increases in both businesses.

•
Salt sales volumes increased 10%, or 1,027,000 tons, and contributed approximately $54 million to the increase in Salt segment sales. Highway deicing sales volumes increased 12% as a result of significantly above average winter weather in the U.K. and more winter weather events in North America in the first quarter of 2018 compared to the same period in 2017. Consumer and industrial sales volumes were essentially flat with the prior year.

•
Salt average sales price increased 2% and contributed approximately $35 million to the increase in Salt segment sales as average sales prices were higher in both businesses. Salt average sales price was negatively impacted by product mix as highway deicing products, which have a lower average sales price than consumer and industrial products, were a higher proportion of total sales in 2018.

•
Highway deicing average sales prices increased 4%, primarily as a result of the realization of higher North American highway deicing bid prices for the 2018-2019 winter season in the fourth quarter of 2018 reflecting tighter salt supply following a more typical winter season as compared to the prior weak winter season. Consumer and industrial average sales prices increased 4% due to price increases introduced over the last year and an improvement in product sales mix.

•
Salt operating earnings decreased 16%, or $22.3 million, due to higher per-unit product and logistics costs in North America as well as higher-cost inventory produced in 2017 and sold in 2018 compared to a lower-cost 2017 beginning inventory. The higher per-unit product and logistics costs resulted primarily from lower Goderich mine production levels and higher carryover inventory costs due the Goderich mine ceiling fall in the second half of 2017 and lower production levels at the Goderich mine related to the strike at the mine that began in April 2018 and ended in July 2018. The reduced inventory levels led to higher costs as a result of purchased salt and higher logistics costs to move salt into markets typically served by our Goderich mine. This decrease in operating earnings was partially offset by a restructuring charge of approximately $2 million that occurred in 2017.

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

38	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•
Salt average sales price decreased 1% and contributed approximately $4 million to the decrease in Salt segment sales. The decrease in average sales price was due to a decrease in highway deicing average sales prices, partially offset by an increase in consumer and industrial average sales prices.

•
Highway deicing average sales prices decreased 3% primarily as a result of lower North American highway deicing bid prices for the 2016-2017 winter season partially offset by favorable geographic sales mix in the fourth quarter of 2017. Consumer and industrial average sales prices increased 3% due to price increases introduced in 2016 as well as an improvement in product sales mix.

•	Salt operating earnings decreased 31%, or $62.6 million, primarily due to higher per-unit product and logistics costs, lower average sales prices and higher depreciation expense.

•
We experienced lower mine operating rates throughout 2016 due to high deicing inventory and unplanned downtime at our Goderich mine in the fourth quarter of 2016, which increased 2017 per-unit product costs.

•	In addition, results include restructuring costs related to our cost savings initiatives of approximately $2 million during 2017.

PLANT NUTRITION NORTH AMERICA RESULTS

	2018	2017	2016
Plant Nutrition North America Sales (in millions)	$233.2	$210.0	$203.0
Plant Nutrition North America Operating Earnings (in millions)	$25.3	$27.7	$21.1
Plant Nutrition North America Sales Volumes (thousands of tons)	362	327	313
Plant Nutrition North America Average Sales Price (per ton)	$645	$642	$648

PLANT NUTRITION NORTH AMERICA RESULTS COMMENTARY: 2017 – 2018

•	Plant Nutrition North America sales increased 11%, or $23.2 million, due primarily to higher sales volumes.

•
Plant Nutrition North America sales volumes increased 11%, or 35,000 tons, and contributed approximately $22 million to the increase in sales. The sales volumes increase resulted from increases in both SOP and micronutrient volumes.

•	Plant Nutrition North America average sales prices were essentially flat and contributed approximately $1 million to the increase in sales.

•
Plant Nutrition North America operating earnings decreased 9%, or $2.4 million, primarily due to an increase in depreciation expense associated with commissioning new production assets at our Utah facility and additional potassium chloride feedstock used to boost SOP production during the first half of 2018. The decrease was partially offset by lower logistics costs and a restructuring charge of approximately $1 million that occurred in 2017.

PLANT NUTRITION NORTH AMERICA RESULTS COMMENTARY: 2016 – 2017

•	Plant Nutrition North America sales increased 3%, or $7.0 million, primarily due to higher sales volumes partially offset by lower average sales prices.

•	Plant Nutrition North America sales volumes increased 4%, or 14,000 tons, and contributed approximately $9 million to the increase in sales as the North American SOP market stabilized during 2017

•	Plant Nutrition North America average sales price decreased 1% which partially offset the increase in sales by approximately $2 million.

•
Plant Nutrition North America operating earnings increased 31%, or $6.6 million, primarily due to a reduction in per-unit product costs, the impact of which was partially offset by unfavorable logistics costs, higher depreciation expense and approximately $1 million of restructuring costs.

39	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PLANT NUTRITION SOUTH AMERICA RESULTS

	2018	2017	2016
Plant Nutrition South America Sales (in millions)	$391.8	$375.0	$113.5
Plant Nutrition South America Operating Earnings (in millions)	$48.7	$49.1	$7.4
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	461	432	122
Chemical solutions	300	289	72
Total tons sold	761	721	194
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$644	$632	$713
Chemical solutions	$316	$351	$372
Combined	$515	$520	$587

PLANT NUTRITION SOUTH AMERICA RESULTS COMMENTARY: 2017 – 2018

•	Plant Nutrition South America sales increased 4% or $16.8 million.

•
Plant Nutrition South America sales volumes increased 6%, or 40,000 tons, and contributed approximately $22 million to the increase in Plant Nutrition South America sales. Agricultural productivity sales volumes increased 7% primarily as a result of improved crop economics in Brazil versus the prior year. Chemical solutions sales volumes increased 4% due to higher demand for chlor-alkali products.

•
A 1% decrease in Plant Nutrition South America average sales price partially offset the sales increase by approximately $5 million. The decrease in average sales price was primarily due to a 10% decrease in chemical solutions average prices, partially offset by a 2% increase in agricultural productivity product prices. The decrease in average sales prices was due to a weaker Brazilian real versus the U.S. dollar partially offset by a favorable shift in product sales mix.

•
Plant Nutrition South America operating earnings decreased 1%, or $0.4 million, primarily due to a weaker Brazilian real versus the U.S. dollar and a $1.9 million gain recognized in the first quarter of 2017 related to the settlement of contingent consideration for the acquisition of Produquímica. In local currency, operating earnings increased 22% over 2017 results as higher sales were partially offset by higher commodity costs.

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

OUTLOOK

•	Commitment volumes for our North American highway deicing bid season have declined from our prior bid season. We expect Salt sales volumes to range from 10.0 million to 10.5 million tons in 2019.

•	Salt EBITDA is expected to be approximately $65 million to $80 million in the first half of 2019.

•	Plant Nutrition North America sales volumes are expected to range from 350,000 to 400,000 tons in 2019.

•	Plant Nutrition North America EBITDA is expected to range from $30 million to $40 million in the first half of 2019.

•	We expect 2019 Plant Nutrition South America sales volumes to range from 800,000 to 900,000 tons.

•	Plant Nutrition South America EBITDA is expected to range from $10 million to $20 million in the first half of 2019.

Investments, Liquidity and Capital Resources
Overview
Over the last several years, we have made significant investments in order to strengthen our operational capabilities.

•
We shifted all of our Goderich mine production to continuous mining in the fourth quarter of 2017 following significant investments in this technology. Our continuous mining and haulage system at the Goderich mine is expected to provide a safer, more sustainable production environment and enhance our ability to ramp up and down to meet demand fluctuations. In addition, we are near completion of our shaft relining project at our Goderich mine, which we undertook to help secure the integrity of our Goderich mine and our hoisting capacity for the future.

40	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•
We have invested in our Utah facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds. This included modifying our existing solar evaporation ponds to increase the annual solar harvest and increasing the extraction yield and processing capacity of our SOP plant. We recently completed a project to further expand our SOP production capacity and expand our ability to compact product into various product grades at our Utah facility, which increased our SOP production capacity to approximately 550,000 tons when supplemental KCl feedstock is used.

•	In October 2016, we acquired the remaining 65% of the issued and outstanding capital stock of Produquímica (see Note 4 to our Consolidated Financial Statements for more information).

As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of the credit agreement governing our credit facilities, including the total leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indenture governing our 4.875% Senior Notes due July 2024 (the "4.875% Notes"), which limits the amount of dividends we can pay to our stockholders. We are in compliance with our debt covenants as of December 31, 2018. See Note 10 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, to pay dividends, to fund smaller acquisitions and to repay our debt. We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2018, we had $18.7 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we have experienced large changes in our working capital requirements from quarter to quarter. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. With the addition of our Plant Nutrition South America segment, we expect a less seasonal distribution of working capital requirements. When needed, we fund short-term working capital requirements by accessing our $300 million revolving credit facility.
We have historically considered the undistributed earnings of our foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As a result, we have revised our permanently reinvested assertion and now expect to repatriate approximately $150 million of unremitted foreign earnings on which we have recorded $3.4 million of income tax expense for foreign withholding tax, state income tax net of foreign exchange loss. All of our non-U.S. undistributed earnings through December 31, 2017 were subject to the one-time mandatory tax for which we recorded a net tax expense of $52.1 million, which is comprised of tax expense of $55.2 million in 2017 offset by a benefit of $3.1 million in 2018. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. As of December 31, 2018, we have $173.5 million of non-U.S. undistributed earnings and outside basis differences for which no taxes have been recorded. See Note 8 to our Consolidated Financial Statements for a discussion regarding U.S. tax reform.
In addition, the amount of permanently reinvested foreign earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 8 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a settlement agreement with federal Canadian and U.S. tax authorities related to our transfer pricing for our 2007-2012 tax years. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million with the remaining $3.3 million expected to be paid to Canadian taxing authorities during 2019. Corresponding tax refunds of $1.7 million were received during 2018 from U.S. taxing authorities with the remaining approximately $21 million of tax refunds expected to be received from U.S. taxing authorities in 2019. Additionally during the fourth quarter of 2018, we reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement with federal Canadian and U.S. tax authorities covering our 2013-2021 tax years. The agreement will result in intercompany cash payments from our U.S. subsidiary to our Canadian subsidiary of $106.1 million and tax payments to Canadian taxing authorities of $28.5 million with a corresponding tax refund due from U.S. taxing authorities of $60.5 million. The timing of the refund is expected to lag the payment to the Canadian tax authorities. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable

41	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Note 8 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlements.
Principally due to the nature of our deicing business, our cash flows from operations have historically been seasonal, with the majority of our cash flows from operations generated during the first half of the calendar year (see “—Seasonality” section below for more information). When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
The table below provides a summary our cash flows by category and year.

2018	2017	2016
Operating Activities:
Net cash flows provided by operating activities were $190.7 million.

» Net earnings were $68.8 million.

» Non-cash depreciation and amortization expense was $136.9 million.

» Working capital items were a use of operating cash flows of $19.9 million.

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

» Non-cash depreciation and amortization expense was $90.3 million.

» Working capital items were a use of operating cash flows of $31.7 million.

Investing Activities:
Net cash flows used by investing activities were $99.6 million. » Included $96.8 million of capital expenditures.	Net cash flows used by investing activities were $119.0 million. » Included $114.1 million of capital expenditures.
Net cash flows used by investing activities were $467.8 million.

» Included $182.2 million of capital expenditures and cash payments of $4.7 million relating to our previously held equity investment and $277.7 million for the full acquisition of Produquímica.

Financing Activities:
Net cash flows used by financing activities were $85.9 million.

» Included net proceeds from issuance of debt of $14.5 million, payments of dividends of $97.7 million and payments of $1.7 million related to deferred financing costs.

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
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See “Risk Factors – Our indebtedness and ability to pay our indebtedness could adversely affect our business and financial condition.” Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flow. As discussed in Note 10 to our Consolidated Financial Statements, at December 31, 2018, we had $1.37 billion of outstanding indebtedness consisting of $250.0 million under our 4.875% Notes, $1.03 billion of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $197.0 million borrowed against our revolving credit facility, and $95.5 million of debt related to our Produquímica business in Brazil. Letters of credit totaling $10.6 million as of December 31, 2018 reduced available borrowing capacity under the revolving credit facility to $92.4 million. In the future, including in 2019, we may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes.

42	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At December 31, 2018, we had $28.4 million of gross NOL carryforwards ($27.2 million of gross foreign federal NOL carryforwards that have no expiration date and $1.2 million of gross foreign federal NOL carryforwards that expire in 2033) and $0.2 million of net operating tax-effected state NOL carryforwards that expire beginning in 2027.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations. Although the fair value of the plan’s assets are in excess of the accumulated benefit obligations, we expect to be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2018, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

Contractual Obligations
Our contractual cash obligations and commitments as of December 31, 2018, are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2019	2020	2021	2022	2023	Thereafter
Long-term Debt	$1,371.4	$43.7	$63.3	$1,010.8	$1.9	$1.7	$250.0
Interest(a)	195.1	66.5	63.2	34.4	12.2	12.2	6.6
Capital Lease Obligations(b)	12.2	2.3	1.8	1.3	1.1	1.1	4.6
Operating Leases(b)	55.0	16.4	10.6	5.7	4.4	3.6	14.3
Unconditional Purchase Obligations(c)	47.8	26.2	8.6	6.7	6.2	0.1	—
One-time transition tax obligation	36.0	2.5	3.2	3.2	3.2	6.0	17.9
Estimated Future Pension Benefit Obligations(d)	58.6	2.8	2.9	3.0	3.1	3.2	43.6
Total Contractual Cash Obligations	$1,776.1	$160.4	$153.6	$1,065.1	$32.1	$27.9	$337.0

Other Commitments	Total	2019	2020	2021	2022	2023	Thereafter
Letters of Credit	$10.6	$10.6	$—	$—	$—	$—	$—
Bank Letter Guarantees(e)	8.5	8.5	—	—	—	—	—
Performance Bonds(e)	181.4	181.4	—	—	—	—	—
Total Other Commitments	$200.5	$200.5	$—	$—	$—	$—	$—

(a)
Based on maintaining existing debt balances to maturity. Interest on our credit facilities varies with the Eurodollar rate and the base rate. The December 31, 2018 blended rate of 4.4%, including the applicable spread, was used for this calculation for CMI debt. The amounts in the table do not include interest payments of approximately $4 million each year which may be required to be deposited with the taxing authorities if other collateral arrangements cannot be made as long as disputes with Canadian taxing authorities remain outstanding. Note 8 to our Consolidated Financial Statements provides additional information related to our Canadian tax reassessments.

(b)	We lease property and equipment under non-cancelable operating and capital leases for varying periods.

(c)	We have contracts to purchase certain amounts of electricity, equipment and raw materials. In addition, we have minimum throughput commitments in certain depots and warehouses.

(d)	Note 9 to our Consolidated Financial Statements provides additional information.

(e)	Note 12 to our Consolidated Financial Statements provides additional information.

43	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2018	2017	2016
Net earnings	$68.8	$42.7	$162.7
Interest expense	62.5	52.9	34.1
Income tax expense	8.8	60.0	34.6
Depreciation, depletion and amortization	136.9	122.2	90.3
EBITDA	$277.0	$277.8	$321.7
Adjustments to EBITDA:
Restructuring charges	$—	$4.3	$—
CEO transition costs	5.1	—	—
Gain from remeasurement of equity method investment	—	—	(59.3)
Business acquisition related items	—	—	8.4
Indefinite-lived intangible asset impairment	—	—	3.1
Fees and premiums paid to redeem debt	—	—	3.0
Other (income) expense, net	(8.8)	4.4	(1.9)
Adjusted EBITDA	$273.3	$286.5	$275.0

In 2018, we incurred $5.1 million of CEO transition costs. In 2017, we incurred charges of $4.3 million related to ongoing restructuring activities. Key adjustments in 2016 included a partial write-down of a trade name acquired in our Wolf Trax acquisition, a gain of $59.3 million related to the remeasurement of our previously held equity investment in Produquímica (see Note 4 to our Consolidated Financial Statements) and $8.4 million of costs in connection with the acquisition of Produquímica, primarily related to the step-up of finished goods inventory to fair value, which was recorded in product cost as the inventory was sold. Adjusted EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. Our 2017 and 2016 results were unfavorably impacted by mild winter weather in the markets we serve.

44	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Mineral Interests – As of December 31, 2018, we maintained $123.3 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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
We have elected to account for Global Intangible Low-Taxed Income (“GILTI”) in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

Taxes on Foreign Earnings – Our 2018 and 2017 effective tax rates include a tax benefit of $3.1 million and tax expense of $55.2 million, respectively, related to the one-time mandatory tax on non-U.S. undistributed earnings deemed repatriated under U.S tax reform. During the fourth quarter of 2018, we changed our permanently reinvested assertion and now expect to repatriate $150 million of unremitted foreign earnings, which is subjected to the one-time mandatory tax under U.S. tax reform. Income tax expense of $3.4 million has been recorded in 2018 for foreign withholding tax, state income tax net of foreign exchange loss. We consider all remaining non-U.S. earnings to be permanently reinvested outside the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of December 31, 2018, we have approximately $173.5 million of non-U.S. undistributed earnings and outside basis differences.

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

45	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding or to increase pension expense or our pension liability. An adverse change of 25 basis points in our discount rate would have increased our projected benefit obligation as of December 31, 2018, by approximately $2.1 million and would decrease our net periodic pension benefit for 2018 by approximately $0.1 million. An adverse change of 25 basis points in our expected return on assets assumption as of December 31, 2018, would decrease our net periodic benefit for 2018 by approximately $0.1 million.
We set our discount rate for our U.K. pension plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over the next 15 to 20 years. Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the pension plan’s available assets and when special early retirement payments or other inducements are made to pensioners. Contributions totaled $0.7 million, $0.8 million and $1.4 million during the years ended December 31, 2018, 2017 and 2016, respectively. If supplemental benefits were approved and granted under the provisions of the plan, or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits. See Note 9 to the Consolidated Financial Statements for additional discussion of our pension plan.

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

Effects of Currency Fluctuations and Inflation
 Our operations outside of the U.S. are conducted primarily in Canada, Brazil and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars, Brazilian reais and British pounds sterling also being significant. We generated 49% of our 2018 sales in foreign currencies, and we incurred 50% of our 2018 total operating expenses in foreign currencies. Additionally, we have approximately $1.02 billion of net assets denominated in foreign currencies. In 2016, the average rate for the U.S. dollar strengthened against the British pound sterling and, since the October 2016 Produquímica acquisition date, against the Brazilian real. The average rate for the U.S. dollar weakened against the Canadian dollar in 2016. In 2017, the average rate for the U.S. dollar strengthened against the Brazilian real and weakened against the British pound and the Canadian dollar. In 2018, the average rate for the U.S. dollar strengthened against the Brazilian real, the Canadian dollar and the British pound sterling. Significant changes in the value of the Canadian dollar, Brazilian real or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
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

Recent Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

46	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk
As of December 31, 2018, we had $1.03 billion of debt outstanding under our credit agreement (consisting of term loans and revolving credit facility) and $95.5 million of debt related to our Produquímica business in Brazil, bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of debt outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $11.2 million based upon our debt outstanding as of December 31, 2018. Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2018, a significant portion of the investments in the U.K. pension plan are in bond funds. Changes in interest rates could impact the value of the investments in the pension plan.

Foreign Currency Risk
 In addition to the U.S., we primarily conduct our business in Canada, Brazil and the U.K. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging operations, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We do not engage in hedging for speculative investment purposes. Any hedging operations may not eliminate or substantially reduce risks associated with fluctuating currencies. See “Risk Factors—Risks associated with our international operations and sales could adversely affect our business and earnings.”
Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $1.9 million impact on our operating earnings for the year ended December 31, 2018. Actual changes in market prices or rates will differ from hypothetical changes.
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

Commodity Pricing Risk
 We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas. We may hedge up to approximately 90% of our expected natural gas usage. Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences. We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2018, the amount of natural gas hedged with derivative contracts totaled 1.0 million MMBtus, all of which expire within one year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2018 would have increased our cost of sales by approximately $0.6 million. Actual results will vary due to actual changes in market prices and consumption.
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

47	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

48	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Kansas City, Missouri
February 28, 2019

49	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Compass Minerals International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Kansas City, Missouri
February 28, 2019

50	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$27.0	$36.6
Receivables, less allowance for doubtful accounts of $9.9 in 2018 and $10.9 in 2017	311.6	344.5
Inventories	266.6	289.9
Other	116.0	66.5
Total current assets	721.2	737.5
Property, plant and equipment, net	1,052.0	1,138.1
Intangible assets, net	115.9	143.6
Goodwill	350.8	405.0
Investment in equity method investee	24.5	24.6
Other	103.5	122.2
Total assets	$2,367.9	$2,571.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$43.5	$32.1
Accounts payable	111.3	123.5
Accrued expenses	54.9	54.4
Accrued salaries and wages	31.8	23.9
Income taxes payable	32.1	25.9
Accrued interest	9.7	8.2
Total current liabilities	283.3	268.0
Long-term debt, net of current portion	1,321.2	1,330.4
Deferred income taxes, net	100.8	127.0
Other noncurrent liabilities	122.4	151.0
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	110.1	102.5
Treasury stock, at cost — 1,513,808 shares at December 31, 2018 and 1,539,763 shares at December 31, 2017	(2.9)	(2.9)
Retained earnings	643.5	672.5
Accumulated other comprehensive loss	(210.9)	(77.9)
Total stockholders' equity	540.2	694.6
Total liabilities and stockholders' equity	$2,367.9	$2,571.0

The accompanying notes are an integral part of the consolidated financial statements.

51	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2018	2017	2016
Sales	$1,493.6	$1,364.4	$1,138.0
Shipping and handling cost	320.0	267.5	244.9
Product cost	879.7	770.3	593.6
Gross profit	293.9	326.6	299.5
Selling, general and administrative expenses	163.6	167.4	124.9
Operating earnings	130.3	159.2	174.6
Other expense (income):
Interest expense	62.5	52.9	34.1
Net (earnings) loss in equity investee	(1.0)	(0.8)	1.4
Gain from remeasurement of equity method investment	—	—	(59.3)
Other, net	(8.8)	4.4	1.1
Earnings before income taxes	77.6	102.7	197.3
Income tax expense	8.8	60.0	34.6
Net earnings	$68.8	$42.7	$162.7
Basic net earnings per common share	$2.02	$1.25	$4.79
Diluted net earnings per common share	$2.02	$1.25	$4.79
Weighted-average common shares outstanding (in thousands):
Basic	33,848	33,819	33,776
Diluted	33,848	33,820	33,780
Cash dividends per share	$2.88	$2.88	$2.78

The accompanying notes are an integral part of the consolidated financial statements.

52	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive (Loss) Income

	For the Year Ended December 31,
(In millions)	2018	2017	2016
Net earnings	$68.8	$42.7	$162.7
Other comprehensive income (loss):
Unrealized (loss) gain from change in pension costs, net of tax of $0.1, $0.0 and $(0.1) in 2018, 2017 and 2016	(0.6)	(0.2)	0.1
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.2), $0.8 and $(1.3) in 2018, 2017 and 2016	0.4	(1.5)	2.2
Cumulative translation adjustment	(132.6)	28.7	1.1
Comprehensive (loss) income	$(64.0)	$69.7	$166.1

The accompanying notes are an integral part of the consolidated financial statements.

53	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2015	$0.4	$91.7	$(3.2)	$659.1	$(108.3)	$639.7
Comprehensive income				162.7	3.4	166.1
Dividends on common stock/equity awards		0.2		(94.3)		(94.1)
Shares issued for stock units		(0.2)	0.2			—
Income tax deficiencies from equity awards		(0.2)				(0.2)
Stock options exercised		0.7				0.7
Stock-based compensation		4.9				4.9
Balance, December 31, 2016	$0.4	$97.1	$(3.0)	$727.5	$(104.9)	$717.1
Comprehensive income				42.7	27.0	69.7
Dividends on common stock/equity awards		0.2		(97.7)		(97.5)
Shares issued for stock units		(0.1)	0.1			—
Stock options exercised		0.3				0.3
Stock-based compensation		5.0				5.0
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6
Comprehensive income (loss)				68.8	(132.8)	(64.0)
Stranded tax effect from tax reform				0.2	(0.2)	—
Dividends on common stock/equity awards		0.3		(98.0)		(97.7)
Stock-based compensation		7.3				7.3
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$643.5	$(210.9)	$540.2

The accompanying notes are an integral part of the consolidated financial statements.

54	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2018	2017	2016
Cash flows from operating activities:
Net earnings	$68.8	$42.7	$162.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	136.9	122.2	90.3
Finance fee amortization	2.2	2.2	2.0
Early extinguishment and refinancing of long-term debt	—	—	0.7
Impairment of intangible asset	—	—	3.1
Stock-based compensation	7.8	5.0	4.9
Deferred income taxes	(16.7)	(16.5)	(11.3)
Net (earnings) loss in equity investee	(1.0)	(0.8)	1.4
Gain on settlement of acquisition-related contingent consideration	—	(1.9)	—
Gain from remeasurement of equity method investment	—	—	(59.3)
Unrealized foreign exchange loss	8.5	0.3	—
Other, net	4.1	0.6	4.5
Changes in operating assets and liabilities, net of acquisition:
Receivables	16.4	(22.7)	(76.9)
Inventories	(16.8)	(5.9)	65.1
Other assets	(18.4)	(72.8)	35.4
Accounts payable, income taxes payable and accrued expenses	21.1	(3.6)	(56.0)
Other liabilities	(22.2)	98.1	0.7
Net cash provided by operating activities	190.7	146.9	167.3
Cash flows from investing activities:
Capital expenditures	(96.8)	(114.1)	(182.2)
Investment in equity method investee	—	—	(4.7)
Acquisition of a business, net of cash and cash equivalents acquired	—	—	(277.7)
Other, net	(2.8)	(4.9)	(3.2)
Net cash used in investing activities	(99.6)	(119.0)	(467.8)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	457.4	295.8	384.3
Principal payments on revolving credit facility borrowings	(429.1)	(232.0)	(283.4)
Proceeds from the issuance of long-term debt	54.3	98.7	850.9
Principal payments on long-term debt	(68.1)	(123.8)	(535.1)
Dividends paid	(97.7)	(97.5)	(94.1)
Acquisition-related contingent consideration payment	—	(14.7)	—
Premium and other payments to refinance debt	—	(0.2)	(2.8)
Deferred financing costs	(1.7)	(0.7)	(5.7)
Proceeds received from stock option exercises	—	0.3	0.7
Excess tax deficiencies from equity compensation awards	—	—	(0.2)
Other	(1.0)	0.7	—
Net cash (used in) provided by financing activities	(85.9)	(73.4)	314.6
Effect of exchange rate changes on cash and cash equivalents	(14.8)	4.7	4.9
Net change in cash and cash equivalents	(9.6)	(40.8)	19.0
Cash and cash equivalents, beginning of the year	36.6	77.4	58.4
Cash and cash equivalents, end of year	$27.0	$36.6	$77.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$52.1	$42.7	$26.7
Income taxes paid, net of refunds	$38.3	$27.2	$59.4

See Note 4 to the Consolidated Financial Statements for detail regarding the non-cash effects of the 2016 business acquisition.

The accompanying notes are an integral part of the consolidated financial statements.

55	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

c. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss.  The Company recorded foreign exchange (losses) gains of $(56.5) million, $5.8 million and $15.8 million in 2018, 2017 and 2016, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature. Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other expense (income), for the years ended December 31, 2018, 2017 and 2016, were $(5.8) million, $7.1 million and $0.1 million, respectively.

d. Revenue Recognition:
In May 2014, the FASB issued new revenue recognition guidance. The guidance provides a single, comprehensive model for recognizing revenue from contracts with customers. The new revenue recognition model supersedes existing guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. The Company adopted the guidance effective January 1, 2018 using the modified retrospective transition method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. As a result, the Company did not identify any material differences in the amount and timing of revenue recognition for its revenue streams. Accordingly, the Company did not record any transition adjustment upon adoption of the new guidance. Under the new standard, substantially all of the Company’s revenue is recognized at a point in time when control of the goods transfers to the customer.
During comparative periods, the Company typically recognized revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include amounts charged to customers for shipping and handling costs, which are expensed when the related product is sold.

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

56	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In the latter half of 2018, the Company sold approximately $32.7 million of receivables for $30.4 million in cash. The proceeds of this transaction were used to refinance Brazilian loans (see Note 10). The Company is contingently liable for up to 20% of the receivables balance if the banks are unable to collect on these accounts. The Company does not believe the amount to be ultimately payable for any unpaid receivables to be material to its financial statements. The Company has no further involvement with these accounts.

g. Inventories:
Inventories are stated at the lower of cost or net realizable value. Finished goods and raw material and supply costs are valued using the average cost method. Raw materials and supplies primarily consist of raw materials purchased to aid in the production of mineral and chemical products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, and plant nutrition and chemical products readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s production locations are captured as inventory costs. As required by U.S. GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period. Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

h. Other Current Assets:
In the fourth quarter of 2015, the Company began marketing certain assets used in farming operations. Management remains committed to sell these assets, and the assets continue to be marketed at a reasonable price. The Company has performed an impairment analysis and concluded that the fair market value of these assets exceeds their carrying value. These assets have been recorded in other current assets in the Consolidated Balance Sheets as of December 31, 2018 and 2017. During the fourth quarter of 2016, a $2.2 million loss was recognized to record inventory at the lower of cost or market. The loss is included in product cost in the Consolidated Statement of Operations. The amounts classified as held for sale as of December 31, 2018 include property, plant and equipment of approximately $2.8 million and water rights of approximately $5.2 million. In addition, other current assets as of December 31, 2018 and 2017 include $81.5 million and $21.8 million, respectively, of tax refunds from U.S. taxing authorities pursuant to the tax settlement with Canadian and U.S. tax authorities described in Note 8. The remaining other amounts included in other current assets as of December 31, 2018 and 2017, respectively, consist principally of prepaid expenses.

i. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests. The mineral interests for the Company’s Winsford U.K. mine are owned. The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Utah facility and several of its other North American facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases, and the mineral lease expires in 2060 with two additional 25-year renewal periods. The Goderich mine mineral reserve lease expires in 2022 with the Company’s option to renew until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Utah facility mineral reserve lease renews annually. The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate. The Company’s mineral interests are depleted on a units-of-production basis based upon the latest available mineral study. The weighted average amortization period for the leased probable mineral reserves is 92 years as of December 31, 2018. The Company also owns other mineral properties. The weighted average life for the probable owned mineral reserves is 38 years as of December 31, 2018 based upon management’s current production estimates.
Buildings and structures are depreciated on a straight-line basis over lives generally ranging from 10 to 30 years. Portable buildings generally have shorter lives than permanent structures. Leasehold and building improvements typically have shorter estimated lives of 5 to 20 years or lower based on the life of the lease to which the improvement relates.

57	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Property, plant and equipment recognized as a result of the full acquisition of Produquímica Indústria e Comércio S.A. (“Produquímica,” which is now known as Compass Minerals América do Sul Indústria e Comércio S.A.) (see Note 4) were recorded at fair value as of the acquisition date and are being depreciated based on estimated weighted-average remaining useful lives. The Company’s other fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of the Company’s different classes of property, plant and equipment:

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
The Company has capitalized computer software costs of $23.6 million and $29.5 million as of December 31, 2018 and 2017, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over five years. The Company recorded $7.3 million, $4.7 million and $3.1 million of amortization expense related to capitalized computer software for 2018, 2017 and 2016, respectively.
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
Prior to the full acquisition of Produquímica, which was completed on October 3, 2016, the Company’s initial 35% equity interest in Produquímica was accounted for under the equity method of accounting (see Note 4 for more information). As a result of the full acquisition of Produquímica, the Company now also holds a 50% interest in Fermavi Eletroquímica Ltda. (“Fermavi”), which was previously held by Produquímica. Fermavi, which was founded in 1987, is a Brazilian corporation with headquarters in Varginha, Minas Gerais, Brazil, and its operations focus on the production and sale of manganese-based products. The Company’s investment in Fermavi was recorded at its estimated fair value in conjunction with the preliminary purchase price allocation as of the date the Company completed the full acquisition of Produquímica, which was in excess of the book value of net assets acquired. This basis difference was approximately $16 million and $17 million as of December 31, 2018 and 2017, respectively. The portion of the basis differences related to tangible and intangible assets will be amortized over their remaining useful lives, as appropriate. The Company accounts for its investment in Fermavi under the equity method of accounting.

58	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

l. Other Noncurrent Assets:
Other noncurrent assets include certain inventories of spare parts and related inventory, net of reserve, of $32.4 million and$11.8 million at December 31, 2018 and 2017, respectively, which will be utilized with respect to long-lived assets.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 9. As of December 31, 2018 and 2017, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $1.8 million and $2.2 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets. The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense (income), net in the consolidated statements of operations.
As of December 31, 2017, the Company had $49.3 million recorded related to tax positions with Canadian and U.S. tax authorities described in Note 8.

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
As discussed in Note 8, on December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act”) which subjects U.S. shareholders, including the Company, to tax on Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB issued guidance stating that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI as a period expense only.

n. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts reserved for environmental matters were not material at December 31, 2018 or 2017.

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

59	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

q. Derivatives:
The Company is exposed to the impact of fluctuations in foreign exchange and interest rates on its borrowings and fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of these risks through the use of derivative agreements.
The Company accounts for derivative financial instruments in accordance with applicable U.S. GAAP, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. Until the effective portion of a derivative’s change in fair value is recognized in the statement of operations, the changes in fair value is recognized in comprehensive income. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.

r. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S. and throughout Canada and the U.K. The Company’s plant nutrition products are sold across the Western Hemisphere and globally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three-year period ended December 31, 2018, or more than 10% of accounts receivable at December 31, 2018 or 2017.

s. Recent Accounting Pronouncements:
In August 2018, the FASB issued guidance to require customers in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to capitalize as assets. The capitalized implementation costs related to these arrangements are required to be amortized over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for these costs in an entity’s financial statements. The guidance is effective for periods beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In February 2018, the FASB issued guidance to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Act. This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018, although early adoption is permitted. The Company adopted this guidance in the first quarter of 2018 and reclassified $0.2 million of tax benefit to retained earnings.
In August 2017, the FASB issued guidance which amends the current hedge accounting model and requires certain new or modified disclosures to enable entities to better portray the economics of their risk management activities in their financial statements. The modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In March 2017, the FASB issued guidance on the presentation of net periodic pension and postretirement benefit costs in the statement of operations and on the components eligible for capitalization. This guidance requires that an entity report the service cost component of the net periodic benefit costs in the same income statement line item as other compensation costs arising from services rendered by employees during the period. The non-service-cost components of net periodic benefit costs are to be presented in the statement of operations separately from the service cost components and outside a subtotal of income from operations. The guidance also allows for the capitalization of the service cost components, when applicable. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company adopted this guidance in the first quarter of 2018. The impact of the adoption was not material to the Company’s consolidated financial statements.
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

60	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

impairment testing dates after January 1, 2017. The Company is currently assessing the impact this guidance will have on its consolidated financial statements.
In August 2016, the FASB issued guidance to clarify how certain cash receipts and payments should be presented and classified in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance in the first quarter of 2018. The adoption of this guidance did not have a material impact on the financial statements.
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
In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset, and a lease liability initially measured as the present value of minimum lease payments over the term of the lease. In addition, the standard requires expanded qualitative and quantitative disclosures. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and allows a modified retrospective transition method.
The Company will adopt this guidance on January 1, 2019 using the modified retrospective transition method, which requires any cumulative effect of the change in accounting to be recorded as an adjustment to beginning retained earnings. The Company has revised its controls and processes to ensure compliance with this guidance, including the required disclosures. The Company currently expects to recognize approximately $47 million to $52 million of assets and liabilities on its Consolidated Balance Sheets related to the recognition of its operating leases that are in excess of 12 months. The Company does not expect this guidance to have a material effect on its consolidated results of operations or cash flows.

3.    REVENUES

As discussed in Note 2, the Company adopted new revenue guidance effective January 1, 2018. The adoption of the guidance resulted in expanded disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.

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
See Note 15 for disaggregation of revenue by segment, type and geographical region.

4.    ACQUISITION

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
The Company entered into a new $100.0 million term loan tranche in the fourth quarter of 2015 to fund the acquisition of the 35% of Produquímica’s equity. In September 2016, the Company entered into a new $450.0 million term loan tranche to fund the acquisition of the remaining 65% of Produquímica’s equity. See Note 10 for more information regarding these financings.
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

61	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The estimated fair values and weighted average amortization period of the identifiable intangible assets are presented in the table below:

62	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Estimated Fair Value (in millions)	Weighted-Average Amortization Period (in years)
Trade names	$36.9	11.0
Developed technology	37.5	5.3
Customer relationships	6.8	13.5
Total identifiable intangible assets	$81.2	8.6

Impact on Operating Results
During the year ended December 31, 2016, Produquímica contributed revenues of $113.5 million and net income of $3.6 million since the acquisition date of October 3, 2016. Produquímica contributed sales of $391.8 million and $375.0 million during the twelve months ended December 31, 2018 and 2017, respectively. Produquímica contributed net income of $28.3 million $43.3 million and during the twelve months ended December 31, 2018 and 2017, respectively.
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

5.    INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2018	2017
Finished goods	$202.2	$208.4
Raw materials and supplies	64.4	81.5
Total inventories	$266.6	$289.9

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2018	2017
Land, buildings and structures and leasehold improvements	$580.7	$552.5
Machinery and equipment	983.2	942.3
Office furniture and equipment	54.4	53.1
Mineral interests	168.1	173.1
Construction in progress	118.3	213.4
	1,904.7	1,934.4
Less accumulated depreciation and depletion	(852.7)	(796.3)
Property, plant and equipment, net	$1,052.0	$1,138.1

The cost of leased property, plant and equipment under capital leases included above was $10.1 million and $7.2 million as of December 31, 2018 and 2017, respectively, and accumulated depreciation was $2.7 million and $2.6 million as of December 31, 2018 and 2017, respectively.

63	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization as of December 31, 2018 and 2017 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer/Distributor Relationships	Lease Rights	Trade Names	Developed Technologies	Patents	Other	Total
December 31, 2018
Gross intangible asset	$26.6	$24.3	$12.5	$1.6	$37.5	$33.8	$15.1	$1.3	$152.7
Accumulated amortization	(4.3)	(14.7)	(4.9)	(0.4)	(7.6)	(16.1)	(6.3)	(0.7)	(55.0)
Net intangible assets	$22.3	$9.6	$7.6	$1.2	$29.9	$17.7	$8.8	$0.6	$97.7

	Supply Agreement	SOP Production Rights	Customer/Distributor Relationships	Lease Rights	Trade Names	Developed Technologies	Patents	Other	Total
December 31, 2017
Gross intangible asset	$28.9	$24.3	$14.1	$1.8	$43.3	$39.3	$16.5	$1.4	$169.6
Accumulated amortization	(4.0)	(13.7)	(4.3)	(0.4)	(4.8)	(11.0)	(5.5)	(0.6)	(44.3)
Net intangible assets	$24.9	$10.6	$9.8	$1.4	$38.5	$28.3	$11.0	$0.8	$125.3

The estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	4-7 years
Lease rights	25 years
Customer and distributor relationships	10-14 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	10-11 years

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $15.0 million in 2018, $16.2 million in 2017 and $7.0 million in 2016 and is projected to be between $8 million and $14 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is 18 years.
In addition, the Company had water rights of $17.7 million as of December 31, 2018 and 2017, and trade names of $0.5 million and $0.6 million as of December 31, 2018 and 2017, respectively, which have indefinite lives. In the fourth quarter of 2016, the Company recorded a $3.1 million impairment of its Wolf Trax trade name acquired in 2014 as part of its annual impairment assessment. The estimated fair value as of October 1, 2016 of the trade name was calculated using Level 3 inputs and an income-based valuation approach. The impairment loss was recorded in its Plant Nutrition North America segment in selling, general and administrative expenses in the Consolidated Statements of Operations.
The Company has goodwill of $350.8 million and $405.0 million as of December 31, 2018 and 2017, respectively, in its Consolidated Balance Sheets. The Company has recorded goodwill of $52.6 million and $57.3 million as of December 31, 2018 and 2017, respectively, in its Plant Nutrition North America segment. Additionally, the Company has recorded goodwill of $292.3 million and $341.6 million as of December 31, 2018 and 2017, respectively, in its Plant Nutrition South America segment. The remaining amounts in both periods were immaterial and recorded in its corporate and other and Salt segment. The decrease in the balance of goodwill from December 31, 2017 was due to changes in foreign currency exchange rates.

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

Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted the Act (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a quasi-territorial tax system with a one-time mandatory tax on previously deferred foreign earnings. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Act. In the fourth quarter of 2017, the Company recorded a reasonable estimated net charge of $46.8 million, consisting of $55.2 million related to the one-time mandatory tax on unremitted foreign earnings, offset by a $8.4 million benefit related to the remeasurement of the Company’s deferred tax liabilities at the new income tax rate. During the fourth quarter of 2018, the Company finalized the accounting for the enactment of the Act and recorded a tax benefit of $3.0 million, consisting of a $3.1 million tax benefit related to the one-time mandatory tax on unremitted foreign earnings offset by a $0.1 million charge related to the remeasurement of the Company’s deferred tax liabilities. Both the 2017 and 2018 tax effects of the Act are included in income tax expense in the Company’s consolidated statements of operations.
Although the unremitted foreign earnings subjected to the one-time mandatory tax on unremitted foreign earnings would not be subject to additional U.S. federal income tax, the Company must still account for the tax consequences of outside basis differences and other tax impacts of our investments in non-U.S. subsidiaries. As the Company was still evaluating how the Act would impact our existing indefinite reinvestment assertion as of December 31, 2017, no deferred tax impacts for this item were recorded in 2017.
In 2018, the Company modified its unremitted earnings assertion and expects to repatriate approximately $150 million. Tax expense of $3.4 million has been recorded in 2018 on these amounts. All remaining unremitted earnings of non-U.S. subsidiaries and outside basis differences are considered permanently reinvested.
The following table summarizes the Company’s income tax provision related to earnings for the years ended December 31 (in millions):

	2018	2017	2016
Current:
Federal	$8.1	$0.5	$27.6
State	4.3	(9.8)	6.7
Foreign	13.1	85.8	11.6
Total current	25.5	76.5	45.9
Deferred:
Federal	(8.6)	(4.4)	(2.8)
State	(0.5)	(0.5)	(0.7)
Foreign	(7.6)	(11.6)	(7.8)
Total deferred	(16.7)	(16.5)	(11.3)
Total provision for income taxes	$8.8	$60.0	$34.6

64	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2018	2017	2016
Domestic (loss) income	$(80.6)	$(41.2)	$123.6
Foreign income	158.2	143.9	73.7
Earnings before income taxes	$77.6	$102.7	$197.3
Computed tax at the U.S. federal statutory rate of 21% in 2018, 32.7% in 2017 and 35% in 2016	16.3	33.6	69.1
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	0.9	1.6	(1.7)
Percentage depletion in excess of basis	(4.7)	(6.4)	(8.6)
Other domestic tax reserves, net of reversals	1.5	—	—
Domestic manufacturers deduction	—	—	(1.4)
State income taxes, net of federal income tax benefit	2.1	0.8	3.9
Change in valuation allowance on deferred tax asset	(5.7)	(23.9)	(1.4)
Interest expense recognition differences	(3.6)	(5.6)	(5.9)
Nontaxable remeasurement gain	—	—	(20.2)
Tax Cuts and Jobs Act of 2017	(3.0)	46.8	—
Tax on repatriated amounts	3.4	—	—
Transfer pricing settlement with taxing authorities	2.2	13.8	—
Other, net	(0.6)	(0.7)	0.8
Provision for income taxes	$8.8	$60.0	$34.6
Effective tax rate	11%	58%	18%

65	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	2018	2017
Deferred tax assets:
Reluz Nordeste Indústria e Comércio Ltda net operating loss carryforwards	$0.6	$0.8
Produquímica Indústria e Comércio S.A. net operating loss carryforwards	7.0	12.9
Other, net	6.8	8.0
Total deferred tax assets before valuation allowance	14.4	21.7
Valuation allowance	(0.6)	(9.0)
Total noncurrent deferred tax assets:	$13.8	$12.7

Deferred tax assets to be netted with deferred tax liabilities:
Net operating loss carryforwards	$2.1	$2.3
Stock-based compensation	2.9	2.7
Other, net	12.1	9.3
Total deferred tax assets before valuation allowance	17.1	14.3
Valuation allowance	(2.9)	(1.2)
Total deferred tax assets to be netted with deferred tax liabilities	14.2	13.1
Deferred tax liabilities:
Property, plant and equipment	82.3	98.1
Intangible asset	32.7	42.0
Total deferred tax liabilities	115.0	140.1
Net deferred tax liabilities	$100.8	$127.0

At December 31, 2018 and 2017, the Company had $27.2 million and $46.1 million, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $1.2 million and $5.7 million, respectively, of gross foreign federal NOL carryforwards which expire in 2033 and $0.2 million and $0.7 million, respectively, of net operating tax-effected state NOL carryforwards which will expire beginning in 2027.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. During the fourth quarter of 2018, the Company determined it is more likely than not that all of its Brazilian deferred tax assets acquired in connection with the acquisition of Produquímica will be used to reduce taxable income. As a result, the Company released the remaining $7.2 million of valuation allowances during the year ending December 31, 2018. During 2017, the Company released approximately $25 million of valuation allowances related to its acquisition of Produquímica. As of December 31, 2018 and 2017, the Company’s valuation allowance was $3.5 million and $10.2 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S., Canadian and Brazilian operations. If favorably resolved, $41.6 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $0.3 million in the next twelve months largely as a result of tax returns being closed to future audits. In the fourth quarter of 2018, the Company’s

66	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

income tax expense included a benefit of approximately $1.8 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2018	2017	2016
Unrecognized tax benefits:
Balance at January 1	$67.4	$20.7	$18.3
Additions resulting from current year tax positions	8.0	1.3	0.1
Additions relating to tax positions taken in prior years	2.6	51.7	0.5
Additions relating to current year acquisitions	—	—	2.4
Reductions due to settlements	(25.0)	(4.5)	—
Reductions relating to tax positions taken in prior years	(0.3)	(1.4)	—
Reductions due to expiration of tax years	(1.8)	(0.4)	(0.6)
Balance at December 31	$50.9	$67.4	$20.7

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the years ended December 31, 2018, 2017 and 2016, the Company accrued interest and penalties, net of reversals, of $(2.1) million, $11.9 million and $0.9 million, respectively. As of December 31, 2018 and 2017, accrued interest and penalties included in the Consolidated Balance Sheets totaled $15.8 million and $18.0 million, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, the Company has revised its permanently reinvested assertion and now expects to repatriate approximately $150 million of unremitted foreign earnings on which it has recorded $3.4 million of income tax expense for foreign withholding tax, state income tax net of foreign exchange loss. The Company intends to continue its permanently reinvested assertion on the remaining undistributed earnings of its foreign subsidiaries indefinitely. As of December 31, 2018, the Company has approximately $173.5 million of non-U.S. undistributed earnings and other outside basis differences on which no deferred taxes have been recorded as the determination of the unrecognized deferred taxes is not practicable.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2013. The reassessments are a result of ongoing audits and total approximately $108.5 million, including interest, through December 31, 2018. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $77.4 million performance bond and has paid $36.2 million (most of which is recorded in other assets in the Consolidated Balance Sheets), which is necessary to proceed with future appeals or litigation.
The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.
The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of December 31, 2018, the Company believes it has adequately reserved for these reassessments.
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

67	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In the fourth quarter of 2017, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing for its 2007-2012 tax years. As a result of this settlement, the Company recognized $13.8 million of tax expense in its 2017 consolidated statement of operations related to the Company’s Canadian tax positions for the years 2007-2016. During 2018, in accordance with the agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million, with the remaining $3.3 million of tax payments to be paid during 2019. Corresponding tax refunds of $1.7 million were received during 2018 from U.S. taxing authorities with the remaining refund of approximately $21 million expected in 2019. Additionally, the reassessed Canadian tax, penalties and interest for the Company for years 2007 and 2008 of approximately $34.2 million are effectively resolved.
In the fourth quarter of 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The tax expense was previously recognized in 2017. The agreement will result in intercompany cash payments from the Company’s U.S. subsidiary to its Canadian subsidiary of $106.1 million and tax payments to Canadian taxing authorities of $28.5 million with a corresponding tax refund due from U.S. taxing authorities of $60.5 million. The timing of the refund is expected to lag the payment to the Canadian tax authorities.

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

	Plan Assets at December 31,
Asset Category	2018	2017
Cash and cash equivalents	3%	3%
Blended funds	32%	32%
Bond funds	45%	45%
Insurance policy	20%	20%
Total	100%	100%

The fair value of the Company’s U.K. pension plan assets at December 31, 2018 and 2017 by asset category (see Note 14 for a discussion regarding fair value measurements) are as follows (in millions):

	Market Value at December 31, 2018	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.9	$1.9	$—	$—
Blended funds(b)	19.6	—	19.6	—
Bond funds(c):
Treasuries	27.3	—	27.3	—
Insurance policy(d)	11.9	—	—	11.9
Total Pension Assets	$60.7	$1.9	$46.9	$11.9

68	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Market Value at December 31, 2017	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$2.2	$2.2	$—	$—
Blended funds(b)	22.3	—	22.3	—
Bond funds(c):
Treasuries	31.2	—	31.2	—
Insurance policy(d)	13.4	—	—	13.4
Total Pension Assets	$69.1	$2.2	$53.5	$13.4

(a)	The fair value of cash and cash equivalents is its carrying value.

(b)
The Company is invested in a diversified growth fund. The diversified growth fund is valued at the last traded or official close for the underlying equities and bid or mid for the underlying fixed income securities depending on the portfolio benchmark. Where representative prices are unavailable, underlying fixed income investments are valued based on other observable market-based inputs.

(c)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of December 31, 2018 and 2017.

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

The changes in Level 3 U.K. pension plan assets for the year ended December 31, 2018 and 2017 were as follows (in millions):

Value of Insurance Policy
Beginning balance as of January 1, 2017	$11.9
Unrealized gain	0.3
Currency fluctuation adjustment	1.2
Ending balance as of December 31, 2017	$13.4
Unrealized loss	(0.8)
Currency fluctuation adjustment	(0.7)
Ending balance as of December 31, 2018	$11.9

As of December 31, 2018 and 2017, amounts recognized in accumulated other comprehensive income, net of tax, consisted of actuarial net losses of $4.5 million (including $5.6 million of accumulated loss less prior service cost of $1.1 million) and $3.9 million (including $5.4 million of accumulated loss less prior service cost of $1.5 million), respectively. During 2018, the amounts recognized in accumulated other comprehensive (loss) income, net of tax, consisted of actuarial net losses of $(1.2) million, amortization of loss of $0.3 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.4 million. During 2017, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net gains of $0.1 million, amortization of loss of $0.3 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.5) million. During 2016, the amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of actuarial net losses of $(1.0) million, amortization of loss of $0.3 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.9 million. The Company expects to recognize approximately $0.4 million ($0.5 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive income as a component of net periodic pension cost in 2019. Total net periodic pension cost (benefit) in 2019 is expected to be $(0.1) million.
The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2018	2017	2016
Discount rate	2.90%	2.80%	3.80%
Expected return on plan assets	3.70%	3.70%	4.50%

The overall expected long-term rate of return on plan assets is a weighted-average expectation based on the fair value of targeted and expected portfolio composition. The Company considers historical performance and current benchmarks to arrive at expected

69	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

long-term rates of return in each asset category. The Company determines its discount rate based on a forward yield curve for a portfolio of high-credit-quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan.
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator. Management expects total contributions during 2019 will be approximately $1.7 million. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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
The Company expects to pay the following benefit payments (in millions):

Calendar Year	Future Expected Benefit Payments
2019	$2.8
2020	2.9
2021	3.0
2022	3.1
2023	3.2
2024 – 2028	17.3

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plan, as of December 31 (in millions):

	2018	2017
Change in benefit obligation:
Benefit obligation as of January 1	$67.0	$61.7
Interest cost	1.6	1.8
Actuarial (gain) loss	(3.7)	0.2
Plan amendment	0.3	—
Benefits paid	(2.9)	(2.6)
Currency fluctuation adjustment	(3.7)	5.9
Benefit obligation as of December 31	58.6	67.0
Change in plan assets:
Fair value as of January 1	69.1	62.3
Actual return	(2.3)	2.7
Company contributions	0.7	0.8
Currency fluctuation adjustment	(3.9)	5.9
Benefits paid	(2.9)	(2.6)
Fair value of plan assets as of December 31	60.7	69.1
Overfunded status of the plan	$2.1	$2.1

The Company’s defined benefit plan was overfunded as of December 31, 2018 and 2017 and accordingly, $2.1 million, in each period, has been recorded as a noncurrent asset in the Consolidated Balance Sheets. The accumulated benefit obligation for the defined benefit pension plan was $58.6 million and $67.0 million as of December 31, 2018 and 2017, respectively. The plan assets were in excess of the accumulated benefit obligation as of December 31, 2018 and 2017. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.

70	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net pension expense were as follows for the years ended December 31 (in millions):

	2018	2017	2016
Interest cost on projected benefit obligation	$1.6	$1.8	$2.3
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.5)	(2.4)	(2.8)
Net amortization	0.3	0.4	0.4
Net pension benefit	$(0.7)	$(0.3)	$(0.2)

The Company has defined contribution and pre-tax savings plans (the “Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company matching contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Savings Plans have a profit-sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is discretionary and based on the Company’s financial performance and other factors. Expense attributable to all Savings Plans was $12.6 million, $13.1 million and $10.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Savings Plans include a non-qualified plan for certain executive officers and other key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company contributions despite the limitations imposed by current U.S. regulations for qualified plans. The Company’s contributions to the Savings Plans include Company matching contributions based on a percentage of the employee’s deferred salary, discretionary profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company matching contribution and discretionary profit sharing amounts according to the employee-designated investment specifications. As of December 31, 2018 and 2017, investments in marketable securities totaling $1.8 million and $2.2 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets. Compensation expense recorded for the non-qualified plan was immaterial for each of the years ended December 31, 2018, 2017 and 2016, including amounts attributable to investment income, and was included in other, net in the Consolidated Statements of Operations.

71	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.    LONG TERM DEBT

Third-party long-term debt consists of the following at December 31 (in millions):

	2018	2017
Term Loans due July 2021	$828.9	$837.4
Revolving Credit Facility due July 2021	197.0	168.9
4.875% Senior Notes due July 2024	250.0	250.0
Banco Rabobank Loan due November 2019	18.1	21.1
Banco Itaú Loans due May 2019 to April 2020	0.8	1.9
Financiadora de Estudos e Projetos Loan due November 2023	9.3	13.1
Banco do Brasil Loan due February 2018	—	0.2
Banco Santander Loan due September 2019	—	19.6
Banco Santander Loan due November 2019	—	24.1
Banco Itaú Loan due March 2019	2.5	12.4
Banco Scotiabank Loan due September 2019	10.3	20.5
3.7% Banco Itaú loan due March 2020	15.4	—
Banco Santander loan due September 2020	20.6	—
Banco Santander loan due October 2020	16.8	—
Other	1.7	—
	1,371.4	1,369.2
Less unamortized debt issuance costs	(6.7)	(6.7)
Total debt	1,364.7	1,362.5
Less current portion	(43.5)	(32.1)
Long-term debt	$1,321.2	$1,330.4

The Company’s credit agreement consists of two senior secured term loans and a senior secured revolving credit facility which mature July 1, 2021. Interest on the Company’s outstanding credit agreement borrowings is variable based on either the LIBOR or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin, which is dependent upon the Company’s leverage ratio and the type of term loan borrowing. As of December 31, 2018, the weighted average interest rate was 4.4% on all borrowings outstanding under the credit agreement. The outstanding term loans are payable in quarterly installments of interest and principal and can be prepaid at any time without penalty. The credit agreement requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio. In September 2017, the Company entered into an amendment to its credit agreement, which increased the maximum allowed leverage ratio under the credit agreement through September 2018.
Under the revolving credit facility, $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the revolving credit facility includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2018, there was $197.0 million outstanding under the revolving credit facility, and, after deducting outstanding letters of credit totaling $10.6 million, the Company’s borrowing availability was $92.4 million. The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio. Bank fees are not material.
In December 2018, the Company entered into an amendment to its credit agreement, which eased restrictions in certain covenants contained in the agreement. In connection with this amendment, the Company paid fees totaling $1.4 million ($1.4 million was capitalized as deferred financing costs with less than $0.1 million recorded as an expense).
The Company’s credit agreement borrowings are secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries. As of December 31, 2018, the Company was in compliance with each of its covenants under the credit agreement.
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

72	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

limit the Company’s ability to grant liens on the Company’s assets or make certain intercompany dividends, investments or asset transfers; enter into new lines of business; enter into transactions with the Company’s stockholders and affiliates; and acquire the assets of or merge or consolidate with other companies.
The loans related to the Company’s Produquímica business in Brazil have maturity dates ranging from March 2019 through November 2023 and bear interest at rates at either a percentage of CDI, an overnight inter-bank lending rate in Brazil, or LIBOR plus a margin. A portion of the loans are denominated in U.S. dollars and a portion of the loans are denominated in Brazilian reais, Produquímica’s functional currency. The Company has entered into foreign currency swap agreements in relation to some of these loans whereby the Company agreed to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais (see Note 11 for further discussion). In September and November 2017, the Company refinanced $54.3 million of loans it assumed in the Produquímica acquisition using proceeds from approximately $87 million of new loans. The new loans bear interest rates ranging from 108.7% and 118.0% of CDI and mature in November 2019.
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
In the fourth quarter of 2018, the Company entered into $18.4 million of loans in Brazil which bear interest at 133.1% of CDI and mature in June and October of 2019.
Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt Maturity
2019	$43.7
2020	63.3
2021	1,010.8
2022	1.9
2023	1.7
Thereafter	250.0
Total	$1,371.4

11.    DERIVATIVE FINANCIAL INSTRUMENTS

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

Natural Gas Derivative Instruments
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2018, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2019. As of December 31, 2018 and 2017, the Company had agreements in place to hedge forecasted natural gas purchases of 1.0 million and 2.6 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of December 31, 2018 and 2017, qualified and were designated as cash flow hedges. As of December 31, 2018, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.6 million of net losses on derivative instruments related to its natural gas hedges.

 Foreign Currency Swaps not Designated as Hedges
In February 2018, the Company entered into a forward instrument to swap currency denominated in Brazilian reais to Canadian dollars for the amounts borrowed under an intercompany note. The instrument matured in November 2018 and was for a notional amount of approximately $19.9 million U.S. dollars. The objective of the instrument was to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. The instrument was not designated as a hedge. During 2018, the Company recognized a net gain of $1.5 million in other expense in its Consolidated Statements of Operations for this agreement.
In the latter half of 2018, the Company entered into non-deliverable forward contracts to fix $11.9 million of its net position in accounts receivable and accounts payable in Brazil that are U.S. dollar denominated. The objective of these instruments is to mitigate the foreign currency fluctuation risk related to the Company’s accounts receivable and payable denominated in a currency other than Produquímica’s functional currency. These forward contracts are not designated as hedges. During 2018, the Company recognized a net loss of $1.0 million in other expense in its Consolidated Statements of Operations for these forward contracts.

Foreign Currency Swaps Designated as Hedges
The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil (see Note 10 for more information). The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, Produquímica’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Produquímica’s functional currency. As of December 31, 2018, the Company had swap agreements in place to hedge $28.5 million of loans denominated in currencies other than Produquímica’s functional currency. Payments on these loans are due on various dates extending through March 2020. As of December 31, 2018, these foreign currency derivative instruments qualified and were designated as cash flow hedges. As of December 31, 2018, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $2.2 million of net gains on derivative instruments related to these foreign currency swap agreements.
The following tables present the fair value of the Company’s derivatives as of December 31, 2018, and 2017 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	December 31, 2018	Balance Sheet Location	December 31, 2018
Commodity contracts	Other current assets	$—	Accrued expenses	$0.6
Swap contracts	Other current assets	2.2	Accrued expenses	—
Swap contracts	Other assets	2.3	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$4.5		$0.6

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

73	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	December 31, 2017	Balance Sheet Location	December 31, 2017
Commodity contracts	Other current assets	$—	Accrued expenses	$1.0
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.4
Swap contracts	Other current assets	0.9	Accrued expenses	—
Swap contracts	Other assets	0.4	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$1.3		$1.4

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

The following tables present activity related to the Company’s other comprehensive income before taxes for the twelve months ended December 31, 2018 and 2017 (in millions):

		Twelve Months Ended December 31, 2018
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(0.7)	$(0.2)
Swap contracts	Interest expense	(2.6)	3.0
Total		$(3.3)	$2.8

		Twelve Months Ended December 31, 2017
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$3.0	$(0.6)
Swap contracts	Interest expense	(1.9)	1.9
Total		$1.1	$1.3

12.    COMMITMENTS AND CONTINGENCIES

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

74	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 8, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $15.9 million and $18.1 million as of December 31, 2018 and 2017, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also has assumed liabilities for labor-related matters in connection with the acquisition of Produquímica, which are primarily related to compensation, labor benefits and consequential tax claims and totaled $7.8 million and $10.5 million as of December 31, 2018 and 2017, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $31 million and $41 million as of December 31, 2018 and 2017, respectively.
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
Approximately 50% of workforce in the U.S., Canada and the U.K. and approximately 30% of the Company’s global workforce is represented by collective bargaining agreements. Of the Company’s 13 collective bargaining agreements, five will expire in 2019, four will expire in 2020, three will expire in 2021 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of the Company’s global workforce is located.

Commitments:
Leases: The Company leases certain property and equipment under non-cancelable operating leases for varying periods. The aggregate future minimum annual rentals under lease arrangements as of December 31, 2018 are as follows (in millions):

Operating Leases
2019	$16.4
2020	10.6
2021	5.7
2022	4.4
2023	3.6
Thereafter	14.3
Total	$55.0

The Company also leases certain property and equipment under capital lease for various periods. The aggregate future minimum annual rentals under these lease arrangements as of December 31, 2018 are as follows (in millions):

Capital Leases
2019	$2.3
2020	1.8
2021	1.3
2022	1.1
2023	1.1
Thereafter	4.6
Total	$12.2

75	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Rental expense, net of sublease income, was $24.3 million, $22.0 million and $20.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $14.8 million $14.5 million and $15.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Performance Bonds: The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2018, the Company has had no material penalties related to these sales contracts. At December 31, 2018, the Company had $181.4 million of outstanding performance bonds, which includes the bonds outstanding for the Company’s tax reassessments, and $8.5 million for bank letter guarantees.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $26.2 million for 2019, $8.6 million in 2020, $6.7 million in 2021, $6.2 million in 2022 and $0.1 million in 2023.

13.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $2.88 per share in 2018 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 10) and other factors the Company’s board of directors deems relevant.

Non-Employee Director Compensation
Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the board of directors, based upon the director’s annual election. During the years ended December 31, 2018, 2017 and 2016, members of the board of directors were credited with 26,291, 17,207 and 10,078 deferred stock units, respectively. During the years ended December 31, 2018, 2017 and 2016, 6,728, 6,668 and 12,153 shares of common stock, respectively, were issued from treasury shares for director compensation.

Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

Equity Compensation Awards
In 2005, the Company adopted the 2005 Incentive Award Plan (as amended, the “2005 Plan”), which authorizes the issuance of 3,240,000 shares of Company common stock. In May 2015, the Company’s shareholders approved the 2015 Incentive Award Plan (as amended, the “2015 Plan”), which authorizes the issuance of 3,000,000 shares of Company common stock. Since the date the 2015 Plan was approved, the Company ceased issuing equity awards under the 2005 Plan. The 2005 Plan and 2015 Plan allow for grants of equity awards to executive officers, other employees and directors, including shares of common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. The grants occur following approval by the compensation committee of the Company’s board of directors, with the amount and terms communicated to employees shortly thereafter.

Options
Substantially all stock options granted under both the 2005 Plan and 2015 Plan vest ratably, in tranches, over a four-year service period. Unexercised options expire after 7 years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The exercise price of options is equal to the closing stock price on the day of grant.
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

	2018	2017	2016
Fair value of options granted	$8.77	$9.54	$10.17
Expected term (years)	4.5	4.5	4.5
Expected volatility	22.9%	23.2%	24.4%
Dividend yield	3.6%	3.5%	3.3%
Risk-free interest rates	2.5%	1.8%	1.2%

RSUs
Substantially all of the RSUs granted under the 2015 Plan vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the day of grant is used to determine the fair value of RSUs.

PSUs
Substantially all of the PSUs granted under the 2015 Plan are either total shareholder return PSUs (the “TSR PSUs”) or return on invested capital PSUs (the “ROIC PSUs”). The actual number of shares of common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Russell 3000 Index over the three-year performance period and may range from 0% to 150% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions.
ROIC PSUs granted in 2018 have a three-year performance period that begins in 2018 and ends in 2020. TSR PSUs granted in 2018 have a three-year performance period that begins on the grant date and ends on the third anniversary following the grant date. Both types of PSUs granted in 2018 vest three years from the grant date. PSUs represent a target number of shares of Company common stock that may be earned before adjustment based upon the attainment of certain performance conditions. Holders of PSUs are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are issued.
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

76	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2015	353,087	$83.94	91,008	$80.65	77,365	$96.63
Granted	157,887	70.48	34,975	72.06	43,902	73.86
Exercised(a)	(11,377)	62.50	—	—	—	—
Released from restriction(a)	—	—	(53,983)	75.18	(10,258)	78.49
Cancelled/Expired	(56,842)	80.95	(8,220)	83.16	(21,998)	88.79
Outstanding at December 31, 2016	442,755	$80.07	63,780	$80.25	89,011	$89.43
Granted	227,351	68.00	34,635	68.00	58,878	73.08
Exercised(a)	(3,366)	76.03	—	—	—	—
Released from restriction(a)	—	—	(15,806)	84.77	(12,946)	105.77
Cancelled/Expired	(103,863)	76.44	(11,753)	71.96	(22,907)	86.81
Outstanding at December 31, 2017	562,877	$75.89	70,856	$74.63	112,036	$79.48
Granted	250,514	59.61	42,013	60.28	67,235	64.30
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(16,905)	88.78	(2,753)	78.92
Cancelled/Expired	(104,645)	71.65	(12,656)	66.53	(49,880)	85.51
Outstanding at December 31, 2018	708,746	$70.76	83,308	$65.75	126,638	$69.06

(a)	Common stock issued for exercised options, vested RSUs and vested and earned PSUs were issued from treasury shares.

As of December 31, 2017, there were 562,877 options outstanding of which 221,212 were exercisable. The following table summarizes information about options outstanding and exercisable at December 31, 2018.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$59.50 - $63.75	221,255	6.3	$59.50	61,809	6.3	$59.50
$63.76 - $68.53	163,599	5.1	68.00	90,730	5.0	68.00
$68.54 - $71.09	104,807	4.1	70.44	80,971	4.0	70.48
$71.10 - $82.09	83,457	1.0	75.64	83,457	1.0	75.64
$82.10 - $91.75	135,628	2.7	89.71	129,827	2.7	89.61
Totals	708,746	4.4	$70.76	446,794	3.6	$74.98

During the years ended December 31, 2018, 2017 and 2016, the Company recorded compensation expense of $7.8 million, $5.0 million and $4.9 million, respectively, related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. The fair value of options vested was $2.7 million, $1.4 million and $1.3 million in 2018, 2017 and 2016, respectively.
As of December 31, 2018, unrecorded compensation cost related to non-vested awards of $4.7 million is expected to be recognized from 2019 through 2022, with a weighted average period of 2.2 years.

77	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The intrinsic value of stock options exercised during the twelve months ended December 31, 2018, 2017 and 2016 each totaled less than $0.1 million. As of December 31, 2018, the intrinsic value of options outstanding totaled $0.0 million, of which 446,794 options with an intrinsic value of $0.0 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2018.

Accumulated Other Comprehensive (Loss) Income
The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges, and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive income (loss) (“AOCI”) for the twelve months ended December 31, 2018 and 2017 are as follows (in millions):

Twelve Months Ended December 31, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)
Other comprehensive income (loss) before reclassifications	2.2	(0.8)	(132.6)	(131.2)
Amounts reclassified from accumulated other comprehensive loss	(1.8)	0.2	—	(1.6)
Net current period other comprehensive income (loss)	0.4	(0.6)	(132.6)	(132.8)
Reclassification of stranded tax out of AOCI to retained earnings(b)	(0.2)	—	—	(0.2)
Ending balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)

Twelve Months Ended December 31, 2017(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.6	$(3.7)	$(101.8)	$(104.9)
Other comprehensive income (loss) before reclassifications	(0.6)	(0.4)	28.7	27.7
Amounts reclassified from accumulated other comprehensive loss	(0.9)	0.2	—	(0.7)
Net current period other comprehensive (loss) income	(1.5)	(0.2)	28.7	27.0
Ending balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

(b)	In the first quarter of 2018, the Company adopted guidance which allows entities to reclassify tax effects of the change in U.S. income tax rates from AOCI to retained earnings (see Note 2).

Twelve Months Ended December 31, 2018	Amount Reclassified from AOCI	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.2	Product cost
Foreign currency swaps	(3.0)	Interest expense
Income tax expense (benefit)	1.0
	(1.8)
Amortization of defined benefit pension:
Amortization of loss	$0.2	Product cost
Income tax expense (benefit)	—
	0.2
Total reclassifications, net of income taxes	$(1.6)

78	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Twelve Months Ended December 31, 2017	Amount Reclassified from AOCI	Line Item Impacted in the Consolidated Statement of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$0.6	Product cost
Foreign currency swaps	(1.9)	Interest Expense
Income tax expense (benefit)	0.4
	(0.9)
Amortization of defined benefit pension:
Amortization of loss	$0.3	Product cost
Income tax expense (benefit)	(0.1)
	0.2
Total reclassifications, net of income taxes	$(0.7)

14.    FAIR VALUE MEASUREMENTS

The Company’s financial instruments are measured and reported at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs) except as stated in Notes 4 and 9.
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
The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2018	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Derivatives - foreign currency swaps, net	4.5	—	4.5	—
Total Assets	$6.3	$1.8	$4.5	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.8)	$(1.8)	$—	$—
Derivatives – natural gas instruments	(0.6)	—	(0.6)	—
Total Liabilities	$(2.4)	$(1.8)	$(0.6)	$—

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 20% in bond funds, 15% in short-term investments and 20% in blended funds.

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

79	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.8 million and $2.2 million as of December 31, 2018 and 2017, respectively, are stated at fair value based on quoted market prices. As of December 31, 2018 and 2017, the estimated fair value of the fixed-rate 4.875% Notes, based on available trading information (Level 2), totaled $226.3 million and $246.9 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. The fair value at December 31, 2018 and 2017 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $1.02 billion and $989.5 million, respectively, compared with the aggregate principal amount at maturity of $1.03 billion and $1.01 billion, respectively.

15.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has three reportable segments: Salt, Plant Nutrition North America and Plant Nutrition South America. The Salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners and agricultural and industrial applications. SOP crop nutrients, industrial-grade SOP and micronutrients are produced and marketed through the Plant Nutrition North America segment. In October 2016, the Company acquired Produquímica, which operates two primary businesses in Brazil – agricultural productivity and chemical solutions. See Note 4 for a further discussion of the acquisition. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. Produquímica also manufactures and markets specialty chemicals for the industrial chemical industry. The Company’s Plant Nutrition South America segment represents the results of the acquired business.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information as of and for the years ended December 31, is as follows (in millions):

2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$858.1	$233.2	$391.8	$10.5	$1,493.6
Intersegment sales	—	5.6	3.4	(9.0)	—
Shipping and handling cost	272.4	29.0	18.6	—	320.0
Operating earnings (loss)(b)	115.7	25.3	48.7	(59.4)	130.3
Depreciation, depletion and amortization	56.2	48.6	22.2	9.9	136.9
Total assets	948.9	589.3	709.9	119.8	2,367.9
Capital expenditures	58.7	20.7	10.1	7.3	96.8

2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$769.2	$210.0	$375.0	$10.2	$1,364.4
Intersegment sales	—	6.5	—	(6.5)	—
Shipping and handling cost	220.6	28.1	18.8	—	267.5
Operating earnings (loss)(b)	138.0	27.7	49.1	(55.6)	159.2
Depreciation, depletion and amortization	55.0	36.9	22.6	7.7	122.2
Total assets	1,030.6	601.1	808.0	131.3	2,571.0
Capital expenditures	65.8	31.9	11.3	5.1	114.1

80	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2016	Salt	Plant Nutrition North America	Plant Nutrition South America (c)	Corporate& Other(a)	Total
Sales to external customers	$811.9	$203.0	$113.5	$9.6	$1,138.0
Intersegment sales	—	5.2	—	(5.2)	—
Shipping and handling cost	214.5	25.0	5.4	—	244.9
Operating earnings (loss)	200.6	21.1	7.4	(54.5)	174.6
Depreciation, depletion and amortization	46.7	33.4	5.0	5.2	90.3
Total assets	980.3	592.3	844.9	49.0	2,466.5
Capital expenditures	103.4	63.6	2.1	13.1	182.2

Disaggregated revenue by product type is as follows (in millions):

Twelve Months Ended December 31, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$532.0	$—	$—	$—	$532.0
Consumer & Industrial Salt	326.1	—	—	—	326.1
SOP and Specialty Plant Nutrients	—	238.8	300.2	—	539.0
Industrial Chemicals	—	—	95.0	—	95.0
Eliminations & Other	—	(5.6)	(3.4)	10.5	1.5
Sales to external customers	$858.1	$233.2	$391.8	$10.5	$1,493.6

Twelve Months Ended December 31, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$455.1	$—	$—	$—	$455.1
Consumer & Industrial Salt	314.1	—	—	—	314.1
SOP and Specialty Plant Nutrients	—	216.5	273.6	—	490.1
Industrial Chemicals	—	—	101.4	—	101.4
Eliminations & Other	—	(6.5)	—	10.2	3.7
Sales to external customers	$769.2	$210.0	$375.0	$10.2	$1,364.4

Twelve Months Ended December 31, 2016	Salt	Plant Nutrition North America	Plant Nutrition South America(c)	Corporate & Other(a)	Total
Highway Deicing Salt	$490.7	$—	$—	$—	$490.7
Consumer & Industrial Salt	321.2	—	—	—	321.2
SOP and Specialty Plant Nutrients	—	208.2	86.8	—	295.0
Industrial Chemicals	—	—	26.7	—	26.7
Eliminations & Other	—	(5.2)	—	9.6	4.4
Sales to external customers	$811.9	$203.0	$113.5	$9.6	$1,138.0

(a)
Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.

(b)	In 2018, corporate and other operating results included $5.1 million for Chief Executive Officer (“CEO”) transition costs. In 2017, operating results include $4.3 million of restructuring charges.

(c)	Plant Nutrition South America’s operating results only include results since October 3, 2016, the date of acquisition.

81	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2018	2017	2016
United States(a)	$769.9	$718.0	$762.6
Canada	238.6	217.7	212.5
Brazil	381.8	362.1	111.7
United Kingdom	83.1	43.3	40.6
Other	20.2	23.3	10.6
Total sales	$1,493.6	$1,364.4	$1,138.0

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2018	2017	2016
United States	$551.6	$618.5	$568.5
Canada	497.4	515.9	461.5
United Kingdom	62.5	69.9	66.8
Brazil	524.8	618.4	645.8
Other	6.5	6.5	6.5
Total long-lived assets	$1,642.8	$1,829.2	$1,749.1

16.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2018	2017	2016
Numerator:
Net earnings	$68.8	$42.7	$162.7
Less: Net earnings allocated to participating securities(a)	(0.5)	(0.5)	(0.8)
Net earnings available to common shareholders	$68.3	$42.2	$161.9
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	33,848	33,819	33,776
Weighted average equity awards outstanding	—	1	4
Shares for diluted earnings per share	33,848	33,820	33,780
Net earnings per common share, basic	$2.02	$1.25	$4.79
Net earnings per common share, diluted	$2.02	$1.25	$4.79

(a)
Participating securities include PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 186,000, 166,000 and 164,000 for 2018, 2017 and 2016, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares. In addition, the Company had 788,000, 640,000 and 509,000 weighted options outstanding for 2018, 2017 and 2016, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

82	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

17.    QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2018
Sales	$437.9	$246.7	$322.5	$486.5
Gross profit	65.4	42.5	71.4	114.6
Net earnings (loss)(a)	12.6	(7.6)	12.8	51.0
Net earnings (loss) per share, basic(a)	0.37	(0.23)	0.37	1.50
Net earnings (loss) per share, diluted(a)	0.37	(0.23)	0.37	1.50
Basic weighted-average shares outstanding (in thousands)	33,836	33,850	33,851	33,853
Diluted weighted-average shares outstanding (in thousands)	33,836	33,850	33,851	33,853
2017
Sales	$387.8	$228.0	$290.7	$457.9
Gross profit	81.6	44.9	76.1	124.0
Net earnings (loss)(a)	21.5	(6.4)	32.0	(4.4)
Net earnings (loss) per share, basic(a)	0.63	(0.19)	0.94	(0.13)
Net earnings (loss) per share, diluted (a)	0.63	(0.19)	0.94	(0.13)
Basic weighted-average shares outstanding (in thousands)	33,802	33,823	33,825	33,828
Diluted weighted-average shares outstanding (in thousands)	33,803	33,823	33,825	33,828

(a)
In the fourth quarter of 2018, the Company recorded $5.1 million ($3.8 million, net of tax) for CEO transition costs. Also, the Company had miscellaneous tax items that reduced income tax expense by $6.8 million in the fourth quarter of 2018. In connection with U.S. tax reform, the Company recorded a net charge of $46.8 million during the fourth quarter of 2017. The Company released $18 million and $7 million in the third and fourth quarters of 2017, respectively, related to Brazilian valuation allowances that were acquired in the acquisition of Produquímica. See Note 8 for a discussion of tax-related items that impacted 2017 and 2018 results.

18.    SUBSEQUENT EVENT

Dividend Declared:
On February 13, 2019, the board of directors declared a quarterly cash dividend of $0.72 per share on the Company’s outstanding common stock, unchanged from the quarterly cash dividends paid in 2018. The dividend will be paid on March 15, 2019, to stockholders of record as of the close of business on March 1, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Interim President and Chief Executive Officer (“Interim CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the Interim CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on that evaluation, the Interim CEO and CFO conclude whether the Company’s disclosure controls and procedures are effective as of December 31, 2018, at the reasonable assurance level.

83	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In connection with this Annual Report on Form 10-K for the year ended December 31, 2018, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Interim CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2018, at the reasonable assurance level.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2018, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s Consolidated Financial Statements for the year ended December 31, 2018, and has also issued an audit report dated February 28, 2019, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, which is included in this Annual Report on Form 10-K.

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
The information required by this item will be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” “Board of Directors and Board Committees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2019 annual meeting of stockholders (the “2019 Proxy Statement”) and is incorporated herein by reference.

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

The information required by this item will be included under the captions “2018 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and

84	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans is included in this report under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Proposal 3—Ratification of Appointment of Independent Registered Accounting Firm” in the 2019 Proxy Statement and is incorporated herein by reference.

85	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2018, 2017 and 2016

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions(1)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2018	$10.9	$1.0	$(2.0)	$9.9
2017	9.0	3.2	(1.3)	10.9
2016(2)	1.3	8.0	(0.3)	9.0
Deducted from Deferred Income Taxes — Valuation Allowance
2018	$10.2	$1.8	$(8.5)	$3.5
2017	33.6	1.1	(24.5)	10.2
2016(3)	0.9	34.3	(1.6)	33.6

(1)	Deduction for purposes for which reserve was created.

(2)	The 2016 additions include $7.4 million related to the acquisition of Produquímica. This amount was not charged to expense.

(3)	The 2016 additions relate to the acquisition of Produquímica. This amount was not charged to expense.

86	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

10.6
Incremental Amendment, dated September 28, 2016, to the Credit Agreement, dated April 20, 2016, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated September 28, 2016).

10.7
Amendment No. 2, dated September 15, 2017, to the Credit Agreement, dated April 20, 2016, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated September 18, 2017).

87	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.8
Amendment No. 3, dated December 5, 2018, to the Credit Agreement, dated April 20, 2016, among Compass Minerals, International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K dated December 6, 2018).

10.9
Certificate of Designation for the Series A Junior Participating Preferred Stock, par value $0.01 per share (incorporated herein by reference to Exhibit A of Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on December 19, 2012).

10.10+
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

10.12+
Second Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.13+
2012 Form of Independent Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.14+
Amendment to 2012 and 2013 Independent Director Deferred Stock Award Agreement for Eric Ford (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.15+
2014 Form of Foreign Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.16+
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

10.18+
2017 Form of Non-Employee Director Award Grant Notice (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.19+
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

10.21*+	Summary of Non-Employee Director Compensation, as of January 1, 2019
10.22+
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 26, 2009).

10.23+
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.24+
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.25+
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.26+
Third Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.22 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.27+
Fourth Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.28+
Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-203922).

10.29+
Amendment No. 1 to the Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated herein by reference to Exhibit 10.3 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.30+
2012 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

88	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.31+
2013 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.32+
2014 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.33+
2015 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.34+
2016 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.35+	2017 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.36+
2016 Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.37+
2017 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.38+
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

10.42+
2018 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.43+
2016 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016)

10.44+
2017 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017)

10.45*+	2019 Rules, Policies and Procedures for Equity Awards Granted to Employees
10.46+
Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.46 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017)

10.47+
Addendum to Claims Procedure, effective April 1, 2018, to Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.48+
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

10.50+
Amended and Restated Employment Agreement, effective August 3, 2017, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International Inc.’s Current Report on Form 8-K filed on August 4, 2017).

10.51+
Change in Control Severance Agreement, dated January 17, 2013, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.40 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2012).

10.52+
Restricted Covenant Agreement, dated August 3, 2017, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 4, 2017).

10.53+
Separation Letter Agreement, dated September 14, 2018, between Compass Minerals International, Inc. and Steven N. Berger (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on September 17, 2018).

10.54+
Separation Letter Agreement, dated November 19, 2018, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.55+
Interim CEO Letter Agreement, dated November 19, 2018, between Compass Minerals International, Inc. and Richard S. Grant (incorporated herein by reference to Exhibit 10.2 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

89	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.56+
Compass Minerals International, Inc. Executive Severance Plan, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on December 19, 2018).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
24.1*	Power of Attorney.
31.1*	Section 302 Certifications of Richard S. Grant, Interim President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Richard S. Grant, Interim President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Management contracts and compensatory plans or arrangements.

ITEM 16.	FORM 10-K SUMMARY

None.

90	2018 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: February 28, 2019	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2019.

	Signature	Capacity

	/s/ Richard S. Grant	Director, Chairman of the Board, Interim President and
	Richard S. Grant	Chief Executive Officer
(Principal Executive Officer)

	/s/ James D. Standen	Chief Financial Officer
	James D. Standen	(Principal Financial and Accounting Officer)

	*	Director
David J. D’Antoni

	*	Director
Valdemar L. Fischer

	*	Director
Eric Ford

	*	Director
Allan R. Rothwell

	*	Director
Lori A. Walker

	*	Director
Paul S. Williams

	*	Director
Amy J. Yoder

* By:	/s/ Diana C. Toman
Diana C. Toman
Attorney-in Fact

91	2018 FORM 10-K