Form 10-Q
period 2019-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2019-05-01
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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
Yes: ☐     No: ☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of April 26, 2019, was 33,881,557 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$43.8	$27.0
Receivables, less allowance for doubtful accounts of $9.9 in 2019 and 2018	241.3	311.6
Inventories	226.1	266.6
Other	108.0	116.0
Total current assets	619.2	721.2
Property, plant and equipment, net	1,048.2	1,052.0
Intangible assets, net	113.2	115.9
Goodwill	350.9	350.8
Investment in equity method investee	24.3	24.5
Other	152.8	103.5
Total assets	$2,308.6	$2,367.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$74.2	$43.5
Accounts payable	90.5	111.3
Accrued salaries and wages	28.1	31.8
Income taxes payable	21.0	32.1
Accrued interest	7.5	9.7
Accrued expenses and other current liabilities	64.7	54.9
Total current liabilities	286.0	283.3
Long-term debt, net of current portion	1,225.6	1,321.2
Deferred income taxes, net	102.6	100.8
Other noncurrent liabilities	155.6	122.4
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	111.3	110.1
Treasury stock, at cost — 1,493,428 shares at March 31, 2019 and 1,513,808 shares at December 31, 2018	(3.1)	(2.9)
Retained earnings	626.4	643.5
Accumulated other comprehensive loss	(196.2)	(210.9)
Total stockholders’ equity	538.8	540.2
Total liabilities and stockholders’ equity	$2,308.6	$2,367.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Sales	$403.7	$437.9
Shipping and handling cost	112.9	120.1
Product cost	218.2	252.4
Gross profit	72.6	65.4
Selling, general and administrative expenses	39.4	38.8
Operating earnings	33.2	26.6

Other expense (income):
Interest expense	16.2	13.7
Net loss in equity investee	0.1	0.1
Other, net	4.4	(4.2)
Earnings before income taxes	12.5	17.0
Income tax expense	4.9	4.4
Net earnings	$7.6	$12.6

Basic net earnings per common share	$0.22	$0.37
Diluted net earnings per common share	$0.22	$0.37

Weighted-average common shares outstanding (in thousands):
Basic	33,874	33,836
Diluted	33,874	33,836

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Net earnings	$7.6	$12.6
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both 2019 and 2018	0.1	0.1
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.0) and $0.3 in 2019 and 2018, respectively	0.1	(0.5)
Cumulative translation adjustment	14.5	(14.4)
Comprehensive income (loss)	$22.3	$(2.2)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2019 and 2018
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$643.5	$(210.9)	$540.2
Comprehensive income				7.6	14.7	22.3
Cumulative effect of change in accounting principle				(0.1)		(0.1)
Dividends on common stock ($0.72 per share)		0.1		(24.6)		(24.5)
Shares issued for stock units, net of shares withheld for taxes			(0.2)			(0.2)
Stock-based compensation		1.1				1.1
Balance, March 31, 2019	$0.4	$111.3	$(3.1)	$626.4	$(196.2)	$538.8

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6
Comprehensive income (loss)				12.6	(14.8)	(2.2)
Stranded tax effect from tax reform				0.2	(0.2)	—
Dividends on common stock ($0.72 per share)		0.1		(24.5)		(24.4)
Stock-based compensation		1.1				1.1
Balance, March 31, 2018	$0.4	$103.7	$(2.9)	$660.8	$(92.9)	$669.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$7.6	$12.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	35.0	34.3
Finance fee amortization	0.7	0.6
Stock-based compensation	1.1	1.1
Deferred income taxes	(0.1)	0.3
Net loss in equity method investee	0.1	0.1
Unrealized foreign exchange loss	0.2	0.2
Other, net	1.4	0.1
Changes in operating assets and liabilities:
Receivables	72.0	68.9
Inventories	41.0	71.3
Other assets	17.3	0.5
Accounts payable and accrued expenses and other current liabilities	(46.7)	(17.8)
Other liabilities	(6.1)	0.8
Net cash provided by operating activities	123.5	173.0
Cash flows from investing activities:
Capital expenditures	(21.5)	(23.0)
Other, net	(0.3)	(0.6)
Net cash used in investing activities	(21.8)	(23.6)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	61.7	63.8
Principal payments on revolving credit facility borrowings	(139.6)	(186.2)
Proceeds from issuance of long-term debt	18.5	16.0
Principal payments on long-term debt	(5.5)	(5.6)
Dividends paid	(24.6)	(24.5)
Deferred financing costs	—	(0.3)
Shares withheld to satisfy employee tax obligations	(0.2)	—
Other, net	(0.3)	—
Net cash used in financing activities	(90.0)	(136.8)
Effect of exchange rate changes on cash and cash equivalents	5.1	(4.7)
Net change in cash and cash equivalents	16.8	7.9
Cash and cash equivalents, beginning of the year	27.0	36.6
Cash and cash equivalents, end of period	$43.8	$44.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$17.3	$14.7
Income taxes paid, net of refunds	$10.2	$5.0

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2018, as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in its sales with respect to its deicing salt products. As a result, sales and operating earnings are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the products are used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the upcoming winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to these accounting policies as a result of adopting ASU 2016-02, Leases (Topic 842), can be found in “Note 3 – Leases.”

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

In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued guidance for estimating credit losses on certain types of financial instruments, including trade receivables, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, requires a modified retrospective transition method and early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

2.    Revenue Recognition:

Nature of Products and Services
The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, and agricultural and industrial applications. The Company’s plant nutrition products include SOP, secondary nutrients, micronutrients and chemicals for the industrial chemical industry. In the U.K., the Company operates a records management business utilizing excavated areas of the Winsford salt mine with one other location in London, England.

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

When Performance Obligations Are Satisfied
The vast majority of the Company’s revenues are recognized at a point in time when the performance obligations are satisfied based upon transfer of control of the product or service to a customer. To determine when the control of goods is transferred, the Company typically assesses, among other things, the shipping terms of the contract, as shipping is an indicator of transfer of control. Some of the Company’s products are sold when the control of the goods transfers to the customer at the time of shipment. There are also instances when the Company provides shipping services to deliver its products. Shipping and handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs. The Company recognizes shipping and handling costs that are incurred after the customer obtains control of the goods as fulfillment costs which are accrued at the time of revenue recognition.

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

See Note 10 for disaggregation of revenue by segment, type and geographical region.

3.	Leases:

In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset (“ROU asset”) and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. The Company has adopted this guidance beginning in the first quarter of 2019, using a modified retrospective transition method, which requires the cumulative effect of this change in accounting of $0.1 million to be recorded as an adjustment to beginning retained earnings. Prior year consolidated financial statements were not recast under the new guidance and therefore, these amounts are not presented below. The Company elected the package of transition provisions available for existing contracts, which allowed entities to carryforward the historical assessment of whether the contract contained a lease and the lease classification.

The Company enters into leases for warehouses and depots, rail cars, vehicles, mobile equipment, office space and certain other types of property and equipment. The Company determines whether an arrangement is or contains a lease at the inception of the contract. The ROU asset and lease liability are recognized based on the present value of the future minimum lease payments over the estimated lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company estimates its incremental borrowing rate for each lease based upon the estimated lease term, the type of asset and the location of the leased asset. The most significant judgments in the application of the FASB guidance include whether a contract contains a lease and the lease term.

Leases with an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheets. The Company recognizes lease expense for these short-term leases on a straight-line basis over the lease term. Many of the Company’s leases include one or more options to renew and extend the initial lease term. The exercise of lease renewal options is generally at the Company’s discretion. The lease term includes renewal periods in only those instances in which the Company determines it is reasonably assured of renewal.

The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. In these instances, the assets are depreciated over the useful life of the asset.

The Company has elected the practical expedient available under the FASB guidance to not separate lease and nonlease components on all of its lease categories. As such, many of the Company’s leases include variable payments for services (such as handling or storage) or payments based on the usage of the asset. In addition, certain of the Company’s lease agreements include rental payments that are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or any material restrictive covenants. The Company’s sublease income is immaterial.

The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheets Location	Three Months Ended March 31, 2019
Assets
Operating lease assets	Other assets	$47.2
Finance lease assets	Property, plant and equipment, net	6.6
Total leased assets		$53.8
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$16.7
Finance	Accrued expenses and other current liabilities	1.4
Noncurrent liabilities:
Operating	Other noncurrent liabilities	30.9
Finance	Other noncurrent liabilities	7.0
Total lease liabilities		$56.0

The Company’s components of lease cost are as follows (in millions):

Three Months Ended March 31, 2019
Finance lease cost:
Amortization of lease assets	$0.3
Interest on lease liabilities	0.2
Operating lease cost	4.8
Variable lease cost(a)	6.1
Net lease cost	$11.4

(a)	Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities under the new guidance (“Topic 842”) are as follows (in millions):

Topic 842
March 31, 2019	Operating Leases	Finance Leases	Total
2019	$14.4	$1.4	$15.8
2020	12.4	1.6	14.0
2021	7.0	1.3	8.3
2022	4.5	1.1	5.6
2023	3.7	1.1	4.8
After 2023	14.0	4.5	18.5
Total lease payments	56.0	11.0	67.0
Less: Interest	(8.4)	(2.6)	(11.0)
Present value of lease liabilities	$47.6	$8.4	$56.0

The Company’s annual aggregate future minimum annual rental payments under the previous guidance (“Topic 840”) as of December 31, 2018 were as follows (in millions):

Topic 840
December 31, 2018	Operating Leases	Finance Leases	Total
2019	$16.4	$2.3	$18.7
2020	10.6	1.8	12.4
2021	5.7	1.3	7.0
2022	4.4	1.1	5.5
2023	3.6	1.1	4.7
After 2023	14.3	4.6	18.9
Total lease payments	$55.0	$12.2	$67.2

Supplemental lease term and discount rate information related to leases is as follows (in millions):

Three Months Ended March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.0
Finance leases	7.6
Weighted-average discount rate
Operating leases	4.7%
Finance leases	7.6%

Supplemental cash flow information related to leases is as follows (in millions):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4.9
Operating cash flows from finance leases	$0.2
Financing cash flows from finance leases	$0.3
Leased assets obtained in exchange for new operating lease liabilities	$2.4
Leased assets obtained in exchange for new finance lease liabilities	$—

4.	Inventories:

Inventories consist of the following (in millions):

	March 31, 2019	December 31, 2018
Finished goods	$159.1	$202.2
Raw materials and supplies	67.0	64.4
Total inventories	$226.1	$266.6

5.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2019	December 31, 2018
Land, buildings and structures, and leasehold improvements	$587.5	$580.7
Machinery and equipment	996.4	983.2
Office furniture and equipment	56.5	54.4
Mineral interests	169.4	168.1
Construction in progress	123.3	118.3
	1,933.1	1,904.7
Less accumulated depreciation and depletion	(884.9)	(852.7)
Property, plant and equipment, net	$1,048.2	$1,052.0

6.	Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Aggregate amortization expense	$3.6	$4.1

Amounts related to the Company’s goodwill are as follows (in millions):

	March 31, 2019	December 31, 2018
Goodwill - Plant Nutrition North America Segment	$53.8	$52.6
Goodwill - Plant Nutrition South America Segment	291.2	292.3
Other	5.9	5.9
Total	$350.9	$350.8

The change in goodwill between December 31, 2018 and March 31, 2019 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

7.	Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income, mining and withholding taxes, global intangible low-taxed income and interest expense recognition differences for book and tax purposes. The Company’s effective rate is impacted by permanent tax deductions which have a less favorable impact as pretax income increases.

The Company had $31.1 million and $27.2 million as of March 31, 2019 and December 31, 2018, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $1.2 million of gross foreign federal NOL carryforwards as of December 31, 2018 which expire beginning in 2033 and $0.1 million and $0.2 million of net operating tax-effected state NOL carryforwards as of March 31, 2019 and December 31, 2018, respectively, which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2013. The reassessments are a result of ongoing audits and total $112.2 million, including interest, through March 31, 2019. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $79.1 million performance bond and has paid $37.0 million to the Canadian tax authorities (most of which is recorded in other assets in its Consolidated Balance Sheets).

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2019, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Settlements

In the fourth quarter of 2017, the Company, the Canadian Revenue Authority (“CRA”) and the U.S. Internal Revenue Service (“IRS”) reached a settlement agreement on transfer pricing issues for the Company’s 2007-2012 tax years. As a result of this settlement agreement, the Company recognized $13.8 million of tax expense in its 2017 Consolidated Statements of Operations related to the Company’s Canadian tax positions for the years 2007-2016. During 2018, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. Tax payments of $5.6 million were made during the first quarter of 2019, leaving an outstanding balance of $1.4 million. Corresponding tax refunds of $3.4 million have been received as of March 31, 2019 from U.S. taxing authorities, with the remaining refund of approximately $19.4 million expected later in 2019 (recorded in other current assets in its Consolidated Balance Sheets).

In the fourth quarter of 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The tax expense was previously recognized in 2017. As a result of this settlement agreement, the Company’s U.S. subsidiary expects to make intercompany cash payments to its Canadian subsidiary of $106.1 million and tax payments to Canadian taxing authorities of approximately $29.6 million during the second quarter of 2019. Corresponding tax refunds of $0.6 million were received during the first quarter of 2019 from U.S. taxing authorities, with the remaining $60.3 million expected to lag the payment to the Canadian tax authorities (recorded in other current assets in its Consolidated Balance Sheets).

8.	Long-term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2019	December 31, 2018
Term Loans due July 2021	$826.8	$828.9
Revolving Credit Facility due July 2021	119.1	197.0
4.875% Senior Notes due July 2024	250.0	250.0
Banco Rabobank Loan due November 2019	18.0	18.1
Banco Itaú Loans due May 2019 to April 2020	0.5	0.8
Financiadora de Estudos e Projetos Loan due November 2023	8.8	9.3
Banco Santander Loan due September 2019	7.7	—
Banco Itaú Loan due March 2019	—	2.5
Banco Scotiabank Loan due September 2019	10.3	10.3
3.7% Banco Itaú loan due March 2020	15.4	15.4
Banco Santander loan due September 2020	20.6	20.6
Banco Santander loan due October 2020	16.7	16.8
Banco Santander loan due July 2019	10.3	—
Other	1.7	1.7
	1,305.9	1,371.4
Less unamortized debt issuance costs	(6.1)	(6.7)
Total debt	1,299.8	1,364.7
Less current portion	(74.2)	(43.5)
Long-term debt	$1,225.6	$1,321.2

In the first quarter of 2018, the Company’s Brazilian subsidiary entered into a new U.S. dollar-denominated loan which matures in March 2020. No material fees were paid in connection with this transaction. The Company also entered into a foreign currency agreement whereby the Company agreed to swap U.S. dollar interest and principal payments on the loan for principal and interest payments denominated in Brazilian reais, the functional currency of the Company’s Brazilian subsidiary (see Note 12 for further discussion).

During the third quarter of 2018, the Company paid off approximately $36 million of its Brazilian loans and entered into a new $20.0 million Brazilian loan. The new variable rate loan bears interest of 117.5% of CDI and matures in September 2020. In the third quarter of 2018, the Company sold approximately $9.2 million of receivables for $8.6 million in cash. The proceeds of this transaction were used to refinance the aforementioned Brazilian loans. The Company is contingently liable for up to 20% of the receivables balance if the banks are unable to collect on these accounts.

In the fourth quarter of 2018, the Company entered into $18.4 million of loans in Brazil which bear interest at 133.1% of CDI and mature in June 2019 and October 2020.

In the first quarter of 2019, the Company entered into two Brazilian reais-denominated loans totaling $18.0 million which mature in July and September of 2019, respectively. The new loans bear interest at 123% and 128% of CDI, respectively.

As of March 31, 2019, the term loans and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries.

9.	Commitments and Contingencies:

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

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $16.0 million and $15.9 million as of March 31, 2019 and December 31, 2018, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the 2016 acquisition of Produquímica Indústria e Comércio S.A. (which is now known as Compass Minerals América do Sul Indústria e Comércio S.A.), which are primarily related to compensation, labor benefits and consequential tax claims that totaled $6.6 million and $7.8 million as of March 31, 2019 and December 31, 2018, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $29 million and $31 million as of March 31, 2019 and December 31, 2018, respectively.

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

Segment information is as follows (in millions):

Three Months Ended March 31, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$306.4	$37.2	$57.7	$2.4	$403.7
Intersegment sales	—	0.5	1.5	(2.0)	—
Shipping and handling cost	103.7	6.0	3.2	—	112.9
Operating earnings (loss)	52.3	(1.6)	(2.6)	(14.9)	33.2
Depreciation, depletion and amortization	15.3	11.6	5.6	2.5	35.0
Total assets (as of end of period)	889.7	594.1	710.6	114.2	2,308.6

Three Months Ended March 31, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$315.9	$52.9	$66.3	$2.8	$437.9
Intersegment sales	—	0.2	0.4	(0.6)	—
Shipping and handling cost	109.5	6.4	4.2	—	120.1
Operating earnings (loss)	34.1	4.9	0.8	(13.2)	26.6
Depreciation, depletion and amortization	14.7	11.3	5.9	2.4	34.3
Total assets (as of end of period)	885.7	580.0	816.8	130.3	2,412.8

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$218.7	$—	$—	$—	$218.7
Consumer & Industrial Salt	87.7	—	—	—	87.7
SOP and Specialty Plant Nutrients	—	37.7	36.6	—	74.3
Industrial Chemicals	—	—	22.6	—	22.6
Eliminations & Other	—	(0.5)	(1.5)	2.4	0.4
Sales to external customers	$306.4	$37.2	$57.7	$2.4	$403.7

Three Months Ended March 31, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$235.4	$—	$—	$—	$235.4
Consumer & Industrial Salt	80.5	—	—	—	80.5
SOP and Specialty Plant Nutrients	—	53.1	39.9	—	93.0
Industrial Chemicals	—	—	26.8	—	26.8
Eliminations & Other	—	(0.2)	(0.4)	2.8	2.2
Sales to external customers	$315.9	$52.9	$66.3	$2.8	$437.9

(a)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

The Company’s revenue by geographic area is as follows (in millions):

Revenue	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
United States(a)	$238.3	$242.2
Canada	87.4	90.8
Brazil	55.7	65.6
United Kingdom	17.3	36.7
Other	5.0	2.6
Total Revenue	$403.7	$437.9

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

11.	Stockholders’ Equity and Equity Instruments:

In May 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (as amended, the “2015 Plan”), which authorizes the issuance of 3,000,000 shares of Company common stock. Since the date the 2015 Plan was approved, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan and 2015 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. The grants occur following approval by the compensation committee of the Company’s board of directors, with the amount and terms communicated to employees shortly thereafter.

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

RSUs

Typically, the RSUs granted under the 2015 Plan vest after three years of service. RSUs entitle the holders to one share of common stock for each vested RSU. Unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions equal to those declared on the Company’s common stock for RSUs that are earned as a result of the satisfaction of the performance hurdle. The closing stock price on the grant date is used to determine the fair value of RSUs.

PSUs

The PSUs granted under the 2015 Plan are either total shareholder return PSUs (“TSR PSUs”) or return on invested capital PSUs (“ROIC PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Russell 3000 Index (for TSR PSUs granted in 2017 and earlier) or the Company’s peer group (for TSR PSUs granted in 2018 and later) over the three-year performance period and may range from 0% to 150% of the target number of shares based upon the attainment of these market conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions.

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

During the three months ended March 31, 2019, the Company reissued the following number of shares from treasury stock: no shares related to the exercise of stock options, 22,358 shares related to the release of RSUs which vested, no shares related to the release of PSUs which vested and 4,759 shares related to stock payments. In 2018, the Company issued 25,955 shares from treasury stock. The Company withheld 6,737 shares with a fair value of $0.2 million related to the vesting of RSUs during the first quarter of 2019. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax deficiency of $0.2 million from its equity compensation awards as an increase to income tax expense during the first three months of 2019. During the first three months of 2019 and 2018, the Company recorded $1.1 million of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2019:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2018	708,746	$70.76	83,308	$65.75	126,638	$69.06
Granted	—	—	64,350	41.90	—	—
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(22,358)	65.33	—	—
Cancelled/expired	(51,230)	74.46	(1,281)	64.98	(15,375)	70.31
Outstanding at March 31, 2019	657,516	$70.47	124,019	$53.46	111,263	$68.89

(a)	Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive loss (“AOCL”) as of and for the three months ended March 31, 2019 and 2018, are as follows (in millions):

Three Months Ended March 31, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)
Other comprehensive income before reclassifications(b)	0.2	—	14.5	14.7
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.1	—	—
Net current period other comprehensive income	0.1	0.1	14.5	14.7
Ending balance	$(0.6)	$(4.4)	$(191.2)	$(196.2)

Three Months Ended March 31, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)
Other comprehensive loss before reclassifications(b)	(0.2)	—	(14.4)	(14.6)
Amounts reclassified from accumulated other comprehensive loss	(0.3)	0.1	—	(0.2)
Net current period other comprehensive (loss) income	(0.5)	0.1	(14.4)	(14.8)
Reclassification of stranded tax out of AOCL to retained earnings(c)	(0.2)	—	—	(0.2)
Ending balance	$(1.6)	$(3.8)	$(87.5)	$(92.9)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive income (loss) presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange gains (losses) of $2.3 million and $(4.4) million in the three months ended March 31, 2019 and 2018, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of a long-term investment nature.

(c)
In the first quarter of 2018, the Company adopted guidance which allows entities to reclassify tax effects of the change in U.S. income tax rates from accumulated other comprehensive loss to retained earnings.

The amounts reclassified from AOCL to expense for the three months ended March 31, 2019 and 2018, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Line Item Impacted in the Consolidated Statements of Operations
Gains and (losses) on cash flow hedges:
Natural gas instruments	$(0.1)	$—	Product cost
Foreign currency contracts	(0.1)	(0.5)	Interest expense
Income tax expense	0.1	0.2
Reclassifications, net of income taxes	(0.1)	(0.3)
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.1	Product cost
Income tax expense	—	—
Reclassifications, net of income taxes	0.1	0.1
Total reclassifications, net of income taxes	$—	$(0.2)

12.	Derivative Financial Instruments:

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

Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. For the qualifying derivative instruments that have been designated as hedges, the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. Any ineffectiveness related to these hedges was not material for any of the periods presented. For derivative instruments that have not been designated as hedges, the entire change in fair value is recorded through earnings in the period of change.

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2019, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2021. As of March 31, 2019 and December 31, 2018, the Company had agreements in place to hedge forecasted natural gas purchases of 1.6 million and 1.0 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of March 31, 2019 and December 31, 2018 qualified and were designated as cash flow hedges. As of March 31, 2019, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.4 million of net losses on derivative instruments related to its natural gas hedges.

Foreign Currency Derivatives Not Designated as Hedges

In February 2018, the Company entered into a forward instrument to swap currency denominated in Brazilian reais to Canadian dollars for the amounts borrowed under an intercompany note. The instrument matured in November 2018 and was for a notional amount of approximately $19.9 million U.S. dollars. The objective of the instrument was to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than its Brazil subsidiary’s functional currency. The instrument was not designated as a hedge. During the three months ended March 31, 2018, the Company recognized a net gain of $0.3 million in other expense in its Consolidated Statements of Operations for this agreement.

In the latter half of 2018, the Company entered into non-deliverable forward contracts to fix $11.9 million of its net position in accounts receivable and accounts payable in Brazil that were U.S. dollar denominated. The objective of these instruments was to mitigate the foreign currency fluctuation risk related to the Company’s accounts receivable and payable denominated in a currency other than its Brazil subsidiary’s functional currency. These forward contracts were not designated as hedges. These forward contracts matured in December 2018.

Foreign Currency Derivatives Designated as Hedges

The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil (see Note 8 for more information). The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, its Brazil subsidiary’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than the Company’s Brazil subsidiary’s functional currency. As of March 31, 2019, the Company had swap agreements in place to hedge $26.2 million of loans denominated in currencies other than its Brazil subsidiary’s functional currency. Payments on these loans are due on various dates extending through March 2020. As of March 31, 2019, these foreign currency derivative instruments qualified and were designated as cash flow hedges. As of March 31, 2019, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $1.9 million of net gains on derivative instruments related to these foreign currency swap agreements.

The following tables present the fair value of the Company’s hedged items as of March 31, 2019 and December 31, 2018 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheets Location	March 31, 2019	Consolidated Balance Sheets Location	March 31, 2019
Commodity contracts	Other current assets	$—	Accrued expenses and other current liabilities	$0.4
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.1
Swap contracts	Other current assets	1.9	Accrued expenses and other current liabilities	—
Swap contracts	Other assets	2.6	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a) (b)		$4.5		$0.5

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets an immaterial amount receivable from both counterparties.

(b)
The Company has both commodity hedge and foreign currency swap agreements with two counterparties each. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties, and amounts recorded as assets for the Company’s foreign currency swap agreements are receivable from both counterparties.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheets Location	December 31, 2018	Consolidated Balance Sheets Location	December 31, 2018
Commodity contracts	Other current assets	$—	Accrued expenses and other current liabilities	$0.6
Swap contracts	Other current assets	2.2	Accrued expenses and other current liabilities	—
Swap contracts	Other assets	2.3	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$4.5		$0.6

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets less than $0.1 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

(b)
The Company has both commodity hedge and foreign currency swap agreements with two counterparties each. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties, and amounts recorded as assets for the Company’s foreign currency swap agreements are receivable from both counterparties.

13.	Fair Value Measurements:

The Company’s financial instruments are measured and reported at their estimated fair values. Fair value is the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs) or, absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs).

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

The estimated fair values for each type of instrument are presented below (in millions):

	March 31, 2019	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$—	$—
Derivatives – foreign currency contracts, net	4.5	—	4.5	—
Total Assets	$6.4	$1.9	$4.5	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$—	$—
Derivatives – natural gas instruments, net	(0.5)	—	(0.5)	—
Total Liabilities	$(2.4)	$(1.9)	$(0.5)	$—

(a)
Includes mutual fund investments of approximately 25% in common stock of large-cap U.S. companies, 15% in common stock of small to mid-cap U.S. companies, 5% in international companies, 15% in bond funds, 15% in short-term investments and 25% in blended funds.

	December 31, 2018	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Derivatives – foreign currency contracts, net	4.5	—	4.5	—
Total Assets	$6.3	$1.8	$4.5	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.8)	$(1.8)	$—	$—
Derivatives – natural gas instruments, net	(0.6)	—	(0.6)	—
Total Liabilities	$(2.4)	$(1.8)	$(0.6)	$—

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 20% in bond funds, 15% in short-term investments and 20% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified savings plan of $1.9 million and $1.8 million at March 31, 2019 and December 31, 2018, respectively, are stated at fair value based on quoted market prices. As of March 31, 2019 and December 31, 2018, the estimated amount a third party would pay for the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $233.8 million and $226.3 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third party would pay at March 31, 2019 and December 31, 2018 for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled $939.4 million and $1.02 billion, respectively, compared with the aggregate principal balance of $945.9 million and $1.03 billion, respectively. The Brazilian loans have floating rates and their fair value approximates their carrying value.

14.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net earnings	$7.6	$12.6
Less: net earnings allocated to participating securities(a)	(0.2)	(0.1)
Net earnings available to common shareholders	$7.4	$12.5

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,874	33,836
Weighted-average awards outstanding(b)	—	—
Shares for diluted earnings per share	33,874	33,836
Net earnings per common share, basic	$0.22	$0.37
Net earnings per common share, diluted	$0.22	$0.37

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 233,000 and 163,000 weighted participating securities for the three months ended March 31, 2019 and 2018, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 788,000 and 618,000 weighted-average equity awards outstanding for the three months ended March 31, 2019 and 2018, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and ability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and U.S. laws and regulations applicable to our international operations; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; our ability to successfully implement our strategies; the loss of key personnel; if our computer systems, information technology or operations technology are compromised or the inability to protect confidential or proprietary data; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; climate change; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our expected sales volumes; working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments and tax refunds; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a description of our critical accounting policies and estimates affecting leases, see Note 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2019, we operated 21 production and packaging facilities, including:

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

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three months ended March 31, 2018 and 2019, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED MARCH 31
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2018 AND 2019

•	Total sales decreased 8%, or $34.2 million, due to decreases in all three segments.

•	Operating earnings increased 25%, or $6.6 million, due to increases in our Salt segment, which was partially offset by declines in both of our plant nutrition businesses.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 12%, or $7.3 million.

•	Diluted net earnings per share decreased 41%, or $0.15.

THREE MONTHS ENDED MARCH 31
COMMENTARY: THREE MONTHS ENDED MARCH 31, 2018 AND 2019

Gross Profit: Increased 11%, or $7.2 million; Gross Margin increased 3 percentage points

•	Salt segment gross profit increased $18.0 million primarily due to higher average sales prices, which were partially offset by increased per-unit shipping and handling costs.

•
The gross profit of the plant nutrition business, on a combined basis, decreased $10.8 million. The Plant Nutrition North America segment gross profit decreased $5.8 million primarily due to lower sales volumes and higher per-unit shipping and handling costs. The Plant Nutrition South America segment gross profit decreased $5.0 million primarily due to the timing of planned maintenance and higher raw material input costs.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2018 AND 2019

SG&A: Increased $0.6 million; increased 0.9 percentage points as a percentage of sales from 8.9% to 9.8%

•
The increase in SG&A expense was primarily due to higher incentive compensation, corporate professional services and information technology licenses and services agreement costs, which were partially offset by lower Plant Nutrition South America segment costs resulting from a weaker Brazilian reais compared to the U.S. dollar.

Interest Expense: Increased $2.5 million to $16.2 million

•	The increase was primarily due to higher U.S. interest rates and an increase in borrowings under our revolving credit facility.

Other Expense (Income), Net: Decreased $8.6 million from income of $4.2 million to an expense of $4.4 million

•
We realized foreign exchange losses of $5.0 million in the first quarter of 2019 compared to foreign exchange gains of $3.1 million in the prior-year period. Lower interest income also contributed to the decrease.

Income Tax Expense: Expense increased $0.5 million from $4.4 million to $4.9 million

•	The increase in income tax expense was primarily due to an increase in the effective tax rate, which was offset by lower pretax income in the first quarter of 2019.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes. The global intangible low-taxed income (“GILTI”) also affected the 2019 income tax provision.

•
Our effective tax rate increased from 26% in the first quarter of 2018 to 39% in the first quarter of 2019 primarily due to the impact of a discrete tax item, GILTI and increased mining tax due to higher production at our Goderich mine in 2019 as compared to 2018.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.4 million and $2.8 million for the first quarter of 2019 and 2018, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE MONTHS ENDED MARCH 31

	1Q 2019	1Q 2018
Salt Sales (in millions)	$306.4	$315.9
Salt Operating Earnings (in millions)	$52.3	$34.1
Salt Sales Volumes (thousands of tons)
Highway deicing	3,543	4,262
Consumer and industrial	551	502
Total tons sold	4,094	4,764
Average Salt Sales Price (per ton)
Highway deicing	$61.73	$55.24
Consumer and industrial	$159.23	$160.26
Combined	$74.84	$66.32

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2018 AND 2019

•
Salt sales decreased 3%, or $9.5 million, primarily due to lower highway deicing volumes, which was partially offset by higher highway deicing average sales prices and higher consumer and industrial sales volumes.

•
Average sales prices increased 13% and contributed $22.4 million to sales due to higher highway deicing prices. Salt average sales prices were also impacted by product sales mix, as consumer and industrial products, which have a higher average sales price, were a higher proportion of total sales in the current period.

•
Highway deicing average sales prices increased 12% due to the realization of higher North American highway deicing contract prices for the 2018-2019 winter season. Consumer and industrial average sales prices decreased 1%.

•
Salt sales volumes decreased 14%, or 670,000 tons, and unfavorably impacted sales by $31.9 million. Highway deicing sales volumes decreased 17% as a result of mild weather in the U.K. when compared to the significantly above average winter weather in the first quarter of 2018 and lower North American contract volumes due primarily to lower production volumes at our Goderich mine. Consumer and industrial sales volumes increased 10% due to higher sales of consumer deicing products.

•
Salt operating earnings increased 53%, or $18.2 million, due to higher highway deicing prices in the first quarter of 2019. The first quarter of 2018 was impacted by higher per-unit product costs and higher carryover inventory costs resulting from lower Goderich mine production levels. As a result of lower Goderich mine production volumes in 2018, we also purchased salt and incurred higher logistics costs to serve markets typically served by our Goderich mine. Per-unit product costs were lower in both businesses in the first quarter of 2019 due to improved production levels at our North America mines and fewer higher cost carryover inventory tons.

Plant Nutrition North America

THREE MONTHS ENDED MARCH 31

	1Q 2019	1Q 2018
Plant Nutrition North America Sales (in millions)	$37.2	$52.9
Plant Nutrition North America Operating (Loss) Earnings (in millions)	$(1.6)	$4.9
Plant Nutrition North America Sales Volumes (thousands of tons)	57	87
Plant Nutrition North America Average Sales Price (per ton)	$656	$610

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2018 AND 2019

•	Plant Nutrition North America sales decreased 30%, or $15.7 million.

•
Plant Nutrition North America sales volumes decreased 34%, or 30,000 tons, which resulted in a $18.3 million decrease in sales. The decrease in sales volumes resulted primarily from reduced customer purchases attributable to wet and cold weather in the first quarter of 2019.

•	Plant Nutrition North America average sales prices increased 8%, providing a $2.6 million offset to the decline in sales volumes reflecting a stronger product mix of our micronutrient sales.

•
Plant Nutrition North America operating results decreased $6.5 million to an operating loss of $1.6 million due to lower sales volumes, higher logistics costs and a less favorable geographic mix. Per unit logistics costs increased primarily due to longer shipping distances as fewer tons were sold in our primary markets due to wet and cold weather.

Plant Nutrition South America

THREE MONTHS ENDED MARCH 31

	1Q 2019	1Q 2018
Plant Nutrition South America Sales (in millions)	$57.7	$66.3
Plant Nutrition South America Operating (Loss) Earnings (in millions)	$(2.6)	$0.8
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	52	61
Chemical solutions	82	79
Total tons sold	134	140
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$681	$646
Chemical solutions	$275	$339
Combined	$431	$473

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2018 AND 2019

•	Plant Nutrition South America sales decreased 13%, or $8.6 million, which were impacted by a 16% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year.

•
Plant Nutrition South America sales volumes decreased 4%, or 6,000 tons, which accounted for $5.0 million of the decrease in Plant Nutrition South America sales. Agricultural productivity sales volumes decreased 15% primarily reflecting uncertainty among Brazilian growers regarding the global agriculture market. Chemical solutions sales volumes increased 4% due to higher demand for water treatment products.

•
A 9% decrease in Plant Nutrition South America average sales price resulted in $3.6 million of the Plant Nutrition South America’s sales decrease due to a weaker Brazilian reais versus the U.S. dollar. In addition, the decrease in average sales price was due to a 19% decrease in chemical solutions product prices as a result of shifts in product sales mix. The decrease was partially offset by a 5% increase in agriculture product sales prices, reflecting shifts in product sales mix and price increases to cover increased raw material input costs.

•	Plant Nutrition South America operating results decreased $3.4 million to an operating loss of $2.6 million, due to lower sales, the timing of planned maintenance and increased raw materials costs.

Outlook

•	Due to better than anticipated year-to-date sales volumes, we expect Salt sales volumes for 2019 to range from 10.5 million tons to 11.0 million tons.

•
A shortened spring fertilizer season in many U.S. agriculture markets has reduced our full-year sales volume outlook for our Plant Nutrition North America products. As a result, we expect Plant Nutrition North America sales volumes for 2019 to range from 340,000 tons to 380,000 tons.

•	While we have experienced some recent uncertainty in Brazil’s agriculture markets, Plant Nutrition South America sales volumes is expected to range from 800,000 tons to 900,000 tons for 2019.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive, legislative, regulatory, weather, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. As a result of the acquisition of Produquímica Indústria e Comércio S.A. (which is now known as Compass Minerals América do Sul Indústria e Comércio S.A.), our business has achieved a less seasonal distribution of working capital requirements. When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2019, we had $37.3 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. During the fourth quarter of 2018, we revised our permanently reinvested assertion to indicate that we expect to repatriate approximately $150 million of unremitted foreign earnings on which we have recorded a $4.1 million deferred tax liability as of March 31, 2019 for foreign withholding tax, state income tax net of foreign exchange loss. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to continue to reinvest all remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 7 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a federal settlement agreement with Canadian and U.S. tax authorities related to our transfer pricing issues for our 2007-2012 tax years. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. Tax payments of $5.6 million were made during the first quarter of 2019, leaving an outstanding balance of $1.4 million. Corresponding tax refunds of $3.4 million have been received as of March 31, 2019 from U.S. taxing authorities, with the remaining refund of approximately $19.4 million expected later in 2019. Additionally during the fourth quarter of 2018, we reached a federal settlement agreement with Canadian and U.S. tax authorities on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. As a result of the settlement agreement, our U.S. subsidiary is expected to make intercompany cash payments to its Canadian subsidiary of $106.1 million and tax payments to Canadian taxing authorities of approximately $29.6 million during the second quarter of 2019. Corresponding tax refunds of $0.6 million were received during the first quarter of 2019 from U.S. taxing authorities with the remaining $60.3 million expected to be received within the next year. There are ongoing challenges by Canadian provincial taxing authorities regarding our transfer prices of certain products. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings as well as future cash flows from our domestic operations. See Note 7 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlement.

A portion of our loans in Brazil are denominated in U.S. dollars. We have entered into foreign currency agreements whereby we agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, the functional currency of our Brazil subsidiary. See Note 12 to our Consolidated Financial Statements for a discussion of our foreign currency agreements.

Cash and cash equivalents as of March 31, 2019 of $43.8 million, increased $16.8 million from December 31, 2018. We generated $123.5 million of operating cash flows in the first three months of 2019. In the first three months of 2019, we used cash on hand and cash flows from operations to make net payments on our debt of $64.9 million, fund capital expenditures of $21.5 million and pay dividends on our common stock of $24.6 million.

As of March 31, 2019, we had $1.31 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $945.9 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $119.1 million borrowed against our revolving credit facility, and $110.0 million of Brazilian debt (see Note 8 to our Consolidated Financial Statements for more detail regarding our debt). We had $10.6 million of outstanding letters of credit as of March 31, 2019, which reduced our revolving credit facility borrowing availability to $170.3 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of March 31, 2019, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The table below provides a summary of our cash flows by category:

THREE MONTHS ENDED MARCH 31, 2019	THREE MONTHS ENDED MARCH 31, 2018
Operating Activities:
» Net earnings were $7.6 million.	» Net earnings were $12.6 million.
» Non-cash depreciation and amortization expense was $35.0 million.	» Non-cash depreciation and amortization expense was $34.3 million.
» Working capital items were a source of operating cash flows of $77.5 million.	» Working capital items were a source of operating cash flows of $123.7 million.
Investing Activities:
» Net cash flows used by investing activities included $21.5 million of capital expenditures.	» Net cash flows used by investing activities included $23.0 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $24.6 million. » In addition, we had net payments on our debt of $64.9 million.	» Net cash flows used by financing activities included the payment of dividends of $24.5 million. » In addition, we had net payments on our debt of $112.0 million.

Other Matters

See Notes 7 and 9 to our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations, because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level apart from the activities of the operating segments and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use these measures to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects. These measures are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-

cash items including restructuring costs and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,
	2019	2018
Net earnings	$7.6	$12.6
Interest expense	16.2	13.7
Income tax expense	4.9	4.4
Depreciation, depletion and amortization	35.0	34.3
EBITDA	63.7	65.0
Adjustments to EBITDA:
Other expense (income), net	4.4	(4.2)
Adjusted EBITDA	$68.1	$60.8

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange rate risk by entering into natural gas derivative instruments and foreign currency contracts. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2018.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

For this purpose, disclosure controls and procedures include controls and procedures designed to ensure that information that is required to be disclosed under the Exchange Act is accumulated and communicated to the Company’s management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, the Company implemented new guidance related to leases. The Company has implemented internal controls to monitor and analyze those business practices that, if not followed, could have a material impact on its consolidated financial statements under the guidance.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Note 7 and Note 9 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition. There have been no material developments since December 31, 2018 with respect to our legal proceedings, except as described in Note 7 and Note 9 to our Consolidated Financial Statements.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes to our risk factors as disclosed in such Annual Report and Quarterly Report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)     Issuer Purchases of Equity Securities

The Company withheld 6,737 shares with a fair value of $0.2 million related to the vesting of RSUs during the first quarter of 2019. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. These shares are not considered common stock repurchases under the Company’s equity compensation plans.

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
10.1
Employment Agreement, dated April 19, 2019, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on April 23, 2019).

31.1*	Section 302 Certifications of Richard S. Grant, Interim President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Richard S. Grant, Interim President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 1, 2019	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)