Form 10-Q
period 2019-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2019-08-07
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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
9900 West 109th Street
Suite 100
Overland Park, KS 66210
(913) 344-9200
(Address of principal executive offices, zip code and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.01 par value	CMP	The New York Stock Exchange

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

that the registrant was required to submit and post such files)	Yes	☑	No	☐

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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 2, 2019, was 33,883,848 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$20.4	$27.0
Receivables, less allowance for doubtful accounts of $10.5 in 2019 and $9.9 in 2018	178.5	311.6
Inventories	309.0	266.6
Other	117.3	116.0
Total current assets	625.2	721.2
Property, plant and equipment, net	1,051.5	1,052.0
Intangible assets, net	111.3	115.9
Goodwill	356.4	350.8
Investment in equity method investee	24.5	24.5
Other	152.0	103.5
Total assets	$2,320.9	$2,367.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$72.8	$43.5
Accounts payable	98.7	111.3
Accrued salaries and wages	26.2	31.8
Income taxes payable	1.1	32.1
Accrued interest	12.5	9.7
Accrued expenses and other current liabilities	65.1	54.9
Total current liabilities	276.4	283.3
Long-term debt, net of current portion	1,275.9	1,321.2
Deferred income taxes, net	95.0	100.8
Other noncurrent liabilities	150.7	122.4
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	114.1	110.1
Treasury stock, at cost — 1,484,303 shares at June 30, 2019 and 1,513,808 shares at December 31, 2018	(3.2)	(2.9)
Retained earnings	589.8	643.5
Accumulated other comprehensive loss	(178.2)	(210.9)
Total stockholders’ equity	522.9	540.2
Total liabilities and stockholders’ equity	$2,320.9	$2,367.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$245.2	$246.7	$648.9	$684.6
Shipping and handling cost	48.0	49.8	160.9	169.9
Product cost	151.4	154.4	369.6	406.8
Gross profit	45.8	42.5	118.4	107.9
Selling, general and administrative expenses	41.7	39.7	81.1	78.5
Operating earnings	4.1	2.8	37.3	29.4

Other expense (income):
Interest expense	16.8	14.9	33.0	28.6
Net earnings in equity investee	(0.1)	(0.4)	—	(0.3)
Other, net	3.6	1.0	8.0	(3.2)
(Loss) earnings before income taxes	(16.2)	(12.7)	(3.7)	4.3
Income tax (benefit) expense	(4.4)	(5.1)	0.5	(0.7)
Net (loss) earnings	$(11.8)	$(7.6)	$(4.2)	$5.0

Basic net (loss) earnings per common share	$(0.36)	$(0.23)	$(0.14)	$0.14
Diluted net (loss) earnings per common share	$(0.36)	$(0.23)	$(0.14)	$0.14

Weighted-average common shares outstanding (in thousands):
Basic	33,883	33,850	33,878	33,843
Diluted	33,883	33,850	33,878	33,843

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) earnings	$(11.8)	$(7.6)	$(4.2)	$5.0
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both the three and six months ended June 30, 2019 and 2018, respectively	0.1	—	0.2	0.1
Unrealized (loss) gain on cash flow hedges, net of tax of $0.1 in the both the three and six months ended June 30, 2019 and $(0.3) and $(0.2) in the three and six months ended June 30, 2018, respectively	(0.4)	0.7	(0.3)	0.2
Cumulative translation adjustment	18.3	(88.7)	32.8	(103.1)
Comprehensive income (loss)	$6.2	$(95.6)	$28.5	$(97.8)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2019 and 2018
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$643.5	$(210.9)	$540.2
Comprehensive income				7.6	14.7	22.3
Cumulative effect of change in accounting principle				(0.1)		(0.1)
Dividends on common stock ($0.72 per share)		0.1		(24.6)		(24.5)
Shares issued for stock units, net of shares withheld for taxes			(0.2)			(0.2)
Stock-based compensation		1.1				1.1
Balance, March 31, 2019	$0.4	$111.3	$(3.1)	$626.4	$(196.2)	$538.8
Comprehensive (loss) income				(11.8)	18.0	6.2
Dividends on common stock ($0.72 per share)		0.1		(24.8)		(24.7)
Shares issued for stock units, net of shares withheld for taxes			(0.1)			(0.1)
Stock-based compensation		2.7				2.7
Balance, June 30, 2019	$0.4	$114.1	$(3.2)	$589.8	$(178.2)	$522.9

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6
Comprehensive income (loss)				12.6	(14.8)	(2.2)
Stranded tax effect from tax reform				0.2	(0.2)	—
Dividends on common stock ($0.72 per share)		0.1		(24.5)		(24.4)
Stock-based compensation		1.1				1.1
Balance, March 31, 2018	$0.4	$103.7	$(2.9)	$660.8	$(92.9)	$669.1
Comprehensive loss				(7.6)	(88.0)	(95.6)
Dividends on common stock ($0.72 per share)				(24.6)		(24.6)
Stock-based compensation		1.6				1.6
Balance, June 30, 2018	$0.4	$105.3	$(2.9)	$628.6	$(180.9)	$550.5

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) earnings	$(4.2)	$5.0
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	68.9	69.6
Finance fee amortization	1.4	1.1
Stock-based compensation	3.4	2.7
Deferred income taxes	(9.8)	1.8
Net earnings in equity method investee	—	(0.3)
Unrealized foreign exchange (gain) loss	(0.3)	7.5
Other, net	1.4	1.5
Changes in operating assets and liabilities:
Receivables	136.6	155.7
Inventories	(39.5)	5.2
Other assets	9.2	(27.2)
Accounts payable and accrued expenses and other current liabilities	(52.1)	(41.9)
Other liabilities	(11.8)	0.9
Net cash provided by operating activities	103.2	181.6
Cash flows from investing activities:
Capital expenditures	(49.8)	(52.1)
Other, net	(1.0)	(1.5)
Net cash used in investing activities	(50.8)	(53.6)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	172.9	249.3
Principal payments on revolving credit facility borrowings	(199.1)	(322.2)
Proceeds from issuance of long-term debt	20.1	16.8
Principal payments on long-term debt	(11.8)	(11.2)
Dividends paid	(49.2)	(49.0)
Deferred financing costs	—	(0.3)
Shares withheld to satisfy employee tax obligations	(0.3)	—
Other, net	(0.6)	(0.5)
Net cash used in financing activities	(68.0)	(117.1)
Effect of exchange rate changes on cash and cash equivalents	9.0	(6.7)
Net change in cash and cash equivalents	(6.6)	4.2
Cash and cash equivalents, beginning of the year	27.0	36.6
Cash and cash equivalents, end of period	$20.4	$40.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$27.8	$23.1
Income taxes paid, net of refunds	$44.9	$27.1

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading producer of essential minerals that solve nature’s challenges, including salt for winter roadway safety and other consumer, industrial and agricultural uses, specialty plant nutrition minerals that improve the quality and yield of crops, and specialty chemicals for water treatment and other industrial processes. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride; plant nutrients, consisting of sulfate of potash (“SOP”), secondary nutrients and micronutrients; and specialty chemicals. The Company also provides records management services to businesses located in the United Kingdom (the “U.K.”). The Company’s production sites are located in the United States (“U.S.”), Canada, Brazil and the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

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

The Company’s plant nutrition business is also seasonal. For example, the strongest demand for the Company’s plant nutrition products in Brazil typically occurs during the spring planting season. As a result, the Company and its customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales season. The seasonality of this demand results in the Company’s sales volumes and operating income for the Plant Nutrition South America segment usually being the highest during the third and fourth quarters of each year (as the spring planting season begins in September in Brazil).

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

The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheets Location	June 30, 2019
Assets
Operating lease assets	Other assets	$43.5
Finance lease assets	Property, plant and equipment, net	6.4
Total leased assets		$49.9
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$15.4
Finance	Accrued expenses and other current liabilities	1.3
Noncurrent liabilities:
Operating	Other noncurrent liabilities	28.3
Finance	Other noncurrent liabilities	6.8
Total lease liabilities		$51.8

The Company’s components of lease cost are as follows (in millions):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost:
Amortization of lease assets	$0.3	$0.6
Interest on lease liabilities	0.1	0.3
Operating lease cost	4.9	9.7
Variable lease cost(a)	3.9	10.0
Net lease cost	$9.2	$20.6

(a)	Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities under the new guidance (“Topic 842”) are as follows (in millions):

Topic 842
June 30, 2019	Operating Leases	Finance Leases	Total
2019	$9.5	$0.9	$10.4
2020	12.6	1.7	14.3
2021	7.2	1.3	8.5
2022	4.6	1.1	5.7
2023	3.7	1.1	4.8
After 2023	14.1	4.5	18.6
Total lease payments	51.7	10.6	62.3
Less: Interest	(8.0)	(2.5)	(10.5)
Present value of lease liabilities	$43.7	$8.1	$51.8

The Company’s annual aggregate future minimum annual rental payments under the previous guidance (“Topic 840”) as of December 31, 2018 were as follows (in millions):

Topic 840
December 31, 2018	Operating Leases	Finance Leases	Total
2019	$16.4	$2.3	$18.7
2020	10.6	1.8	12.4
2021	5.7	1.3	7.0
2022	4.4	1.1	5.5
2023	3.6	1.1	4.7
After 2023	14.3	4.6	18.9
Total lease payments	$55.0	$12.2	$67.2

Supplemental lease term and discount rate information related to leases is as follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.2
Finance leases	7.4
Weighted-average discount rate
Operating leases	4.7%
Finance leases	7.6%

Supplemental cash flow information related to leases is as follows (in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$9.8
Operating cash flows from finance leases	0.3
Financing cash flows from finance leases	0.6
Leased assets obtained in exchange for new operating lease liabilities	2.6
Leased assets obtained in exchange for new finance lease liabilities	0.1

4.	Inventories:

Inventories consist of the following (in millions):

	June 30, 2019	December 31, 2018
Finished goods	$244.6	$202.2
Raw materials and supplies	64.4	64.4
Total inventories	$309.0	$266.6

5.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2019	December 31, 2018
Land, buildings and structures, and leasehold improvements	$605.5	$580.7
Machinery and equipment	1,004.5	983.2
Office furniture and equipment	57.7	54.4
Mineral interests	170.1	168.1
Construction in progress	135.1	118.3
	1,972.9	1,904.7
Less accumulated depreciation and depletion	(921.4)	(852.7)
Property, plant and equipment, net	$1,051.5	$1,052.0

6.	Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Aggregate amortization expense	$3.4	$3.8	$7.0	$7.9

Amounts related to the Company’s goodwill are as follows (in millions):

	June 30, 2019	December 31, 2018
Goodwill - Plant Nutrition North America Segment	$55.0	$52.6
Goodwill - Plant Nutrition South America Segment	295.6	292.3
Other	5.8	5.9
Total	$356.4	$350.8

The change in goodwill between December 31, 2018 and June 30, 2019, was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

The Company had $33.6 million and $27.2 million as of June 30, 2019 and December 31, 2018, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $0.8 million and $1.2 million of gross foreign federal NOL carryforwards as of June 30, 2019 and December 31, 2018, respectively, which expire beginning in 2033 and $0.1 million and $0.2 million of net operating tax-effected state NOL carryforwards as of June 30, 2019 and December 31, 2018, respectively, which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2014. The reassessments are a result of ongoing audits and total $126.3 million, including interest, through June 30, 2019. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of an $80.9 million performance bond and has paid $37.9 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets).

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2019, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Settlements

In the fourth quarter of 2017, the Company, the Canadian Revenue Authority (“CRA”) and the U.S. Internal Revenue Service (“IRS”) reached a settlement agreement on transfer pricing issues for the Company’s 2007-2012 tax years. As a result of this settlement agreement, the Company recognized $13.8 million of tax expense in its 2017 Consolidated Statements of Operations related to the Company’s Canadian tax positions for the years 2007-2016. During 2018, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. Tax payments of $5.7 million were made during the first and second quarters of 2019, leaving an outstanding balance of $1.3 million as of June 30, 2019. Corresponding tax refunds of $3.4 million have been received as of June 30, 2019 from U.S. taxing authorities, with the remaining refund of approximately $19.5 million expected in late 2019 (recorded in other current assets in the Consolidated Balance Sheets).

In the fourth quarter of 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The tax expense was previously recognized in 2017. During the second quarter of 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million. Corresponding tax refunds of $2.3 million were received during the first and second quarters of 2019 from U.S. taxing authorities, with the remaining $58.9 million expected in late 2019 or early 2020 (recorded in other current assets in its Consolidated Balance Sheets).

8.	Long-term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2019	December 31, 2018
Term Loans due July 2021	$824.6	$828.9
Revolving Credit Facility due July 2021	170.8	197.0
4.875% Senior Notes due July 2024	250.0	250.0
Banco Rabobank Loan due November 2019	18.3	18.1
Banco Itaú Loans due May 2019 to April 2020	0.3	0.8
Financiadora de Estudos e Projetos Loan due November 2023	8.5	9.3
Banco Santander Loan due September 2019	7.8	—
Banco Itaú Loan due March 2019	—	2.5
Banco Scotiabank Loan due September 2019	10.3	10.3
3.7% Banco Itaú loan due March 2020	15.4	15.4
Banco Santander loan due September 2020	20.9	20.6
Banco Santander loan due October 2020	16.9	16.8
Banco Santander loan due July 2019	10.4	—
Other	—	1.7
	1,354.2	1,371.4
Less unamortized debt issuance costs	(5.5)	(6.7)
Total debt	1,348.7	1,364.7
Less current portion	(72.8)	(43.5)
Long-term debt	$1,275.9	$1,321.2

In the first quarter of 2019, the Company entered into two Brazilian reais-denominated loans totaling $18.0 million which mature in July and September of 2019, respectively. The new loans bear interest at 123% and 128% of CDI, respectively.

As of June 30, 2019, the term loans and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries.

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

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $16.4 million and $15.9 million as of June 30, 2019 and December 31, 2018, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the 2016 acquisition of Produquímica Indústria e Comércio S.A. (which is now known as Compass Minerals América do Sul Indústria e Comércio S.A.), which are primarily related to compensation, labor benefits and consequential tax claims that totaled $6.9 million and $7.8 million as of June 30, 2019 and December 31, 2018, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $29 million and $31 million as of June 30, 2019 and December 31, 2018, respectively.

The Company is also involved in legal and administrative proceedings and claims of various types from the ordinary course of the Company’s business.

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position.

10.	Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has three reportable segments: Salt, Plant Nutrition North America and Plant Nutrition South America. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. Plant nutrients, including SOP, secondary nutrients and micronutrients are produced and marketed through the Plant Nutrition North America segment. The Plant Nutrition South America segment operates two primary businesses in Brazil – agricultural productivity and chemical solutions. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. The chemical solutions division manufactures and markets specialty chemicals for the industrial chemical industry.

Segment information is as follows (in millions):

Three Months Ended June 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$112.6	$48.1	$82.1	$2.4	$245.2
Intersegment sales	—	2.6	1.1	(3.7)	—
Shipping and handling cost	37.6	6.5	3.9	—	48.0
Operating earnings (loss)	14.6	4.6	1.7	(16.8)	4.1
Depreciation, depletion and amortization	14.8	10.9	5.4	2.8	33.9
Total assets (as of end of period)	905.2	565.3	731.5	118.9	2,320.9

Three Months Ended June 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$121.1	$51.8	$71.1	$2.7	$246.7
Intersegment sales	—	2.2	1.1	(3.3)	—
Shipping and handling cost	39.4	6.2	4.2	—	49.8
Operating earnings (loss)	12.5	4.2	0.7	(14.6)	2.8
Depreciation, depletion and amortization	14.1	13.0	5.6	2.6	35.3
Total assets (as of end of period)	830.7	584.2	726.2	133.2	2,274.3

Six Months Ended June 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$419.0	$85.3	$139.8	$4.8	$648.9
Intersegment sales	—	3.1	2.6	(5.7)	—
Shipping and handling cost	141.3	12.5	7.1	—	160.9
Operating earnings (loss)	66.9	3.0	(0.9)	(31.7)	37.3
Depreciation, depletion and amortization	30.1	22.5	11.0	5.3	68.9

Six Months Ended June 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$437.0	$104.7	$137.4	$5.5	$684.6
Intersegment sales	—	2.4	1.5	(3.9)	—
Shipping and handling cost	148.9	12.6	8.4	—	169.9
Operating earnings (loss)	46.6	9.1	1.5	(27.8)	29.4
Depreciation, depletion and amortization	28.8	24.3	11.5	5.0	69.6

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$46.9	$—	$—	$—	$46.9
Consumer & Industrial Salt	65.7	—	—	—	65.7
SOP and Specialty Plant Nutrients	—	50.7	61.9	—	112.6
Industrial Chemicals	—	—	21.3	—	21.3
Eliminations & Other	—	(2.6)	(1.1)	2.4	(1.3)
Sales to external customers	$112.6	$48.1	$82.1	$2.4	$245.2

Three Months Ended June 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$60.6	$—	$—	$—	$60.6
Consumer & Industrial Salt	60.5	—	—	—	60.5
SOP and Specialty Plant Nutrients	—	54.0	49.2	—	103.2
Industrial Chemicals	—	—	23.0	—	23.0
Eliminations & Other	—	(2.2)	(1.1)	2.7	(0.6)
Sales to external customers	$121.1	$51.8	$71.1	$2.7	$246.7

Six Months Ended June 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$265.6	$—	$—	$—	$265.6
Consumer & Industrial Salt	153.4	—	—	—	153.4
SOP and Specialty Plant Nutrients	—	88.4	98.5	—	186.9
Industrial Chemicals	—	—	43.9	—	43.9
Eliminations & Other	—	(3.1)	(2.6)	4.8	(0.9)
Sales to external customers	$419.0	$85.3	$139.8	$4.8	$648.9

Six Months Ended June 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$296.0	$—	$—	$—	$296.0
Consumer & Industrial Salt	141.0	—	—	—	141.0
SOP and Specialty Plant Nutrients	—	107.1	89.1	—	196.2
Industrial Chemicals	—	—	49.8	—	49.8
Eliminations & Other	—	(2.4)	(1.5)	5.5	1.6
Sales to external customers	$437.0	$104.7	$137.4	$5.5	$684.6

(a)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

The Company’s revenue by geographic area is as follows (in millions):

Revenue	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
United States(a)	$128.3	$366.6
Canada	27.9	115.3
Brazil	79.0	134.7
United Kingdom	5.7	23.0
Other	4.3	9.3
Total revenue	$245.2	$648.9

Revenue	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
United States(a)	$136.6	$378.7
Canada	28.3	119.1
Brazil	68.5	134.1
United Kingdom	9.9	46.6
Other	3.4	6.1
Total revenue	$246.7	$684.6

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

11.	Stockholders’ Equity and Equity Instruments:

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

Options

Most of the stock options granted under the 2005 Plan and 2015 Plan vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The exercise price of options is equal to the closing stock price on the grant date.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The fair value and inputs used to calculate fair value for options granted in 2019 are included in the table below:

Fair value of options granted	$9.15
Exercise price	$54.15
Expected term (years)	4.5
Expected volatility	28.0%
Dividend yield	4.1%
Risk-free rate of return	2.3%

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

During the six months ended June 30, 2019, the Company reissued the following number of shares from treasury stock: no shares related to the exercise of stock options, 32,630 shares related to the release of RSUs which vested, no shares related to the release of PSUs which vested and 6,138 shares related to stock payments. In 2018, the Company issued 25,955 shares from treasury stock. The Company withheld 9,263 shares with a fair value of $0.3 million related to the vesting of RSUs during the first six months of 2019. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax deficiency of $0.5 million from its equity compensation awards as an increase to income tax expense during the first six months of 2019. During the first six months of 2019 and 2018, the Company recorded $3.4 million and $2.7 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2019:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2018	708,746	$70.76	83,308	$65.75	126,638	$69.06
Granted	369,716	54.15	165,895	49.57	123,003	56.88
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(32,630)	66.95	—	—
Cancelled/expired	(65,422)	73.05	(2,745)	61.42	(28,802)	73.11
Outstanding at June 30, 2019	1,013,040	$64.55	213,828	$53.06	220,839	$61.75

(a)	Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive loss (“AOCL”) as of and for the three and six months ended June 30, 2019 and 2018, are as follows (in millions):

Three Months Ended June 30, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.6)	$(4.4)	$(191.2)	$(196.2)
Other comprehensive (loss) income before reclassifications(b)	(0.3)	—	18.3	18.0
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.1	—	—
Net current period other comprehensive (loss) income	(0.4)	0.1	18.3	18.0
Ending balance	$(1.0)	$(4.3)	$(172.9)	$(178.2)

Three Months Ended June 30, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.6)	$(3.8)	$(87.5)	$(92.9)
Other comprehensive income (loss) before reclassifications(b)	0.7	—	(88.7)	(88.0)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive income (loss)	0.7	—	(88.7)	(88.0)
Ending balance	$(0.9)	$(3.8)	$(176.2)	$(180.9)

Six Months Ended June 30, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)
Other comprehensive (loss) income before reclassifications(b)	(0.1)	—	32.8	32.7
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.2	—	—
Net current period other comprehensive (loss) income	(0.3)	0.2	32.8	32.7
Ending balance	$(1.0)	$(4.3)	$(172.9)	$(178.2)

Six Months Ended June 30, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)
Other comprehensive loss before reclassifications(b)	(0.1)	—	(103.1)	(103.2)
Amounts reclassified from accumulated other comprehensive loss	0.3	0.1	—	0.4
Net current period other comprehensive income (loss)	0.2	0.1	(103.1)	(102.8)
Reclassification of stranded tax out of AOCL to retained earnings(c)	(0.2)	—	—	(0.2)
Ending balance	$(0.9)	$(3.8)	$(176.2)	$(180.9)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive loss presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange gains (losses) of $8.1 million and $10.4 million in the three and six months ended June 30, 2019 and $(43.6) million and $(48.0) million in the three and six months ended June 30, 2018, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of a long-term investment nature.

(c)
In the first quarter of 2018, the Company adopted guidance which allows entities to reclassify tax effects of the change in U.S. income tax rates from accumulated other comprehensive loss to retained earnings.

The amounts reclassified from AOCL to expense for the three and six months ended June 30, 2019 and 2018, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Line Item Impacted in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(0.1)	$(0.2)	Product cost
Foreign currency contracts	—	(0.1)	Interest expense
Income tax expense	—	0.1
Reclassifications, net of income taxes	(0.1)	(0.2)
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.2	Product cost
Income tax expense	—	—
Reclassifications, net of income taxes	0.1	0.2
Total reclassifications, net of income taxes	$—	$—

	Amount Reclassified from AOCL
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018	Line Item Impacted in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$0.2	$0.2	Product cost
Foreign currency contracts	(0.3)	0.2	Interest expense
Income tax expense (benefit)	0.1	(0.1)
Reclassifications, net of income taxes	—	0.3
Amortization of defined benefit pension:
Amortization of loss	$—	$0.1	Product cost
Income tax expense	—	—
Reclassifications, net of income taxes	—	0.1
Total reclassifications, net of income taxes	$—	$0.4

12.	Derivative Financial Instruments:

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2019, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2021. As of June 30, 2019 and December 31, 2018, the Company had agreements in place to hedge forecasted natural gas purchases of 2.8 million and 1.0 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of June 30, 2019 and December 31, 2018 qualified and were designated as cash flow hedges. As of June 30, 2019, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.9 million of net losses on derivative instruments related to its natural gas hedges.

Foreign Currency Derivatives Not Designated as Hedges

In February 2018, the Company entered into a forward instrument to swap currency denominated in Brazilian reais to Canadian dollars for the amounts borrowed under an intercompany note. The instrument matured in November 2018 and was for a notional amount of approximately $19.9 million U.S. dollars. The objective of the instrument was to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than its Brazil subsidiary’s functional currency. The instrument was not designated as a hedge. During the six months ended June 30, 2018, the Company recognized a net loss of $0.4 million in other expense in its Consolidated Statements of Operations for this agreement.

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

Foreign Currency Derivatives Designated as Hedges

The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil. The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, its Brazil subsidiary’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than the Company’s Brazil subsidiary’s functional currency. As of June 30, 2019, the Company had swap agreements in place to hedge $26.0 million of loans denominated in currencies other than its Brazil subsidiary’s functional currency. Payments on these loans are due on various dates extending through March 2020. As of June 30, 2019, these foreign currency derivative instruments qualified and were designated as cash flow hedges. As of June 30, 2019, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $4.0 million of net gains on derivative instruments related to these foreign currency swap agreements.

The following tables present the fair value of the Company’s hedged items as of June 30, 2019 and December 31, 2018 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheets Location	June 30, 2019	Consolidated Balance Sheets Location	June 30, 2019
Commodity contracts	Other current assets	$0.1	Accrued expenses and other current liabilities	$0.9
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.3
Swap contracts	Other current assets	4.0	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments(a) (b)		$4.1		$1.2

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets an immaterial amount receivable from both counterparties.

(b)
The Company has both commodity hedge and foreign currency swap agreements with two counterparties each. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties, and amounts recorded as assets for the Company’s foreign currency swap agreements are receivable from one counterparty.

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

The estimated fair values for each type of instrument are presented below (in millions):

	June 30, 2019	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$—	$—
Derivatives – foreign currency contracts, net	4.0	—	4.0	—
Total Assets	$5.9	$1.9	$4.0	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$—	$—
Derivatives – natural gas instruments, net	(1.1)	—	(1.1)	—
Total Liabilities	$(3.0)	$(1.9)	$(1.1)	$—

(a)
Includes mutual fund investments of approximately 30% in common stock of large-cap U.S. companies, 15% in common stock of small to mid-cap U.S. companies, 5% in international companies, 10% in bond funds, 15% in short-term investments and 25% in blended funds.

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified savings plan of $1.9 million and $1.8 million at June 30, 2019 and December 31, 2018, respectively, are stated at fair value based on quoted market prices. As of June 30, 2019 and December 31, 2018, the estimated amount a third party would pay for the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $238.1 million and $226.3 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third party would pay at June 30, 2019 and December 31, 2018 for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled $986.4 million and $1.02 billion, respectively, compared with the aggregate principal balance of $995.4 million and $1.03 billion, respectively. The Brazilian loans have floating rates and their fair value approximates their carrying value.

14.	Earnings per Share:

The Company calculates earnings (loss) per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net (loss) earnings	$(11.8)	$(7.6)	$(4.2)	$5.0
Less: net earnings allocated to participating securities(a)	(0.3)	(0.1)	(0.5)	(0.2)
Net (loss) earnings available to common shareholders	$(12.1)	$(7.7)	$(4.7)	$4.8

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,883	33,850	33,878	33,843
Weighted-average awards outstanding(b)	—	—	—	—
Shares for diluted earnings per share	33,883	33,850	33,878	33,843
Net (loss) earnings per common share, basic	$(0.36)	$(0.23)	$(0.14)	$0.14
Net (loss) earnings per common share, diluted	$(0.36)	$(0.23)	$(0.14)	$0.14

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 319,000 and 276,000 weighted participating securities for the three and six months ended June 30, 2019, respectively, and 191,000 and 177,000 weighted participating securities for the three and six months ended June 30, 2018, respectively.

(b)
For the calculation of diluted net loss per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,184,000 and 992,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2019 and 920,000 and 772,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2018, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and ability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and U.S. laws and regulations applicable to our international operations; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; our ability to successfully implement our strategies; the loss of key personnel; if our computer systems, information technology or operations technology are compromised or the inability to protect confidential or proprietary data; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; climate change; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Unless the context requires otherwise, references to the “Company,” “Compass Minerals,” “our,” “us” and “we” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental United States (the “U.S.”) and Canada, and references to the United Kingdom (the “U.K.”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds. Compass Minerals, Protassium+, Wolf Trax and Proacqua, and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a description of our critical accounting policies and estimates affecting revenue and leases, see Notes 1, 2 and 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2019, we operated 21 production and packaging facilities, including:

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

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2018 and 2019, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED JUNE 30
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2018 AND 2019

•	Total sales decreased 1%, or $1.5 million, due to decreases in Salt and Plant Nutrition North America sales, which were largely offset by an increase in Plant Nutrition South America sales.

•	Operating earnings increased 46%, or $1.3 million, due to increases in all of our operating segments.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 6%, or $2.4 million.

•	Diluted net earnings per share decreased 57%, or $0.13.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2018 AND 2019

•	Total sales decreased 5%, or $35.7 million, due to decreases in Salt and Plant Nutrition North American sales, which were partially offset by an increase in Plant Nutrition South America sales.

•
Operating earnings increased 27%, or $7.9 million, due to higher operating earnings in our Salt segment, which was partially offset by lower operating earnings in both of our plant nutrition businesses.

•	Adjusted EBITDA* increased 10%, or $9.7 million.

•	Diluted net earnings per share decreased $0.28.

THREE AND SIX MONTHS ENDED JUNE 30
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2018 AND 2019

Gross Profit: Increased 8%, or $3.3 million; Gross Margin increased 2 percentage points

•
Salt segment gross profit increased $1.4 million primarily due to higher average sales prices and improved operating rates at our North American mines, which was partially offset by lower sales volumes and increased per-unit shipping and handling costs.

•
The gross profit of the plant nutrition business, on a combined basis, increased $2.4 million. Plant Nutrition North America segment gross profit increased $0.9 million primarily due to lower depreciation expense, which was partially offset by higher per-unit shipping and handling costs due to an unfavorable geographic sales mix. Plant Nutrition South America segment gross profit increased $1.5 million primarily due to higher sales volumes, which were partially offset by lower average sales prices for chemical solutions products and higher raw material input costs.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2018 AND 2019

Gross Profit: Increased 10%, or $10.5 million; Gross Margin increased 2 percentage points

•	Salt segment gross profit increased $19.4 million primarily due to higher average sales prices, which was partially offset by lower sales volumes and increased per-unit shipping and handling costs.

•
The plant nutrition business, on a combined basis, decreased $8.4 million. Plant Nutrition North America segment gross profit decreased $4.9 million primarily due to lower sales volumes, higher per-unit shipping and handling costs due to an unfavorable geographic sales mix and higher carryover inventory costs. Plant Nutrition South America segment gross profit decreased $3.5 million primarily due to higher raw material costs and a weaker Brazilian reais compared to the U.S. dollar, which was partially offset by higher sales volumes.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2018 AND 2019

SG&A: Increased $2.0 million; increased 0.9 of a percentage point as a percentage of sales from 16.1% to 17.0%

•
The increase in SG&A expense was primarily due to higher costs related to the transition to a new CEO, corporate and Plant Nutrition North America employee-related costs and South American sales commissions, partially offset by a weaker Brazilian reais compared to the U.S. dollar.

Interest Expense: Increased $1.9 million to $16.8 million

•	The increase was primarily due to an increase in borrowings under our revolving credit facility and higher U.S. interest rates.

Other Expense, Net: Increased $2.6 million from $1.0 million to $3.6 million

•	We realized foreign exchange losses of $4.1 million in the second quarter of 2019 compared to $2.0 million in the second quarter of 2018.

Income Tax (Benefit) Expense: Benefit decreased $0.7 million from a benefit of $5.1 million to $4.4 million

•	The decrease in income tax benefit was primarily due to the release of tax reserves in the second quarter of 2018, which was partially offset by higher pretax losses in the second quarter of 2019.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes. Global intangible low-taxed income (“GILTI”) also affected the 2019 income tax provision.

•
Our effective tax rate declined from a benefit of 40% in the second quarter of 2018 to a benefit of 27% in the second quarter of 2019 primarily due to the impact of a discrete tax item in the second quarter of 2018, GILTI and increased mining tax due to higher production at our Goderich mine in 2019 as compared to 2018.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2018 AND 2019

SG&A: Increased $2.6 million; increased 1 percentage point as a percentage of sales from 11.5% to 12.5%

•
The increase in SG&A expense was primarily due to higher costs related to the transition to a new CEO, corporate and Plant Nutrition North America employee-related costs and information technology licenses and services agreement costs, which were partially offset by lower Plant Nutrition South America segment costs resulting from a weaker Brazilian reais compared to the U.S. dollar.

Interest Expense: Increased $4.4 million to $33.0 million

•	The increase was primarily due to an increase in borrowings under our revolving credit facility and higher U.S. interest rates.

Other Expense (Income), Net: Decreased $11.2 million from income of $3.2 million to an expense of $8.0 million

•
We realized foreign exchange losses of $9.0 million during the first six months of 2019 compared to foreign exchange gains of $1.2 million during the first six months of 2018. Lower interest income also contributed to the decrease.

Income Tax (Benefit) Expense: Increased $1.2 million from a benefit of $0.7 million to an expense of $0.5 million

•
The increase was primarily due to a discrete tax expense item in the first quarter of 2019 and the release of tax reserves in the second quarter of 2018, which was partially offset by lower pre-tax income during the first six months of 2019 compared to the first six months of 2018.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes. GILTI also affected the 2019 income tax provision.

•	Our effective tax rate decreased from 16% in the first six months of 2018 to 14% in the first six months of 2019.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.4 million and $2.7 million for the second quarter of 2019 and 2018, respectively, and $4.8 million and $5.5 million for the first six months of 2019 and 2018, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2019	2Q 2018	2019 YTD	2018 YTD
Salt Sales (in millions)	$112.6	$121.1	$419.0	$437.0
Salt Operating Earnings (in millions)	$14.6	$12.5	$66.9	$46.6
Salt Sales Volumes (thousands of tons)
Highway deicing	865	1,201	4,408	5,463
Consumer and industrial	438	403	989	905
Total tons sold	1,303	1,604	5,397	6,368
Average Salt Sales Price (per ton)
Highway deicing	$54.17	$50.40	$60.25	$54.18
Consumer and industrial	$150.02	$150.29	$155.15	$155.83
Combined	$86.41	$75.47	$77.63	$68.62

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2018 AND 2019

•
Salt sales decreased 7%, or $8.5 million, primarily due to lower highway deicing volumes, which was partially offset by higher highway deicing average sales prices and higher consumer and industrial sales volumes.

•
Salt average sales prices increased 14% and contributed $3.1 million to sales due to higher highway deicing prices. Salt average sales prices were also impacted by product sales mix, as consumer and industrial products, which have a higher average sales price, were a higher proportion of total sales in the current period.

•
Highway deicing average sales prices increased 7% due to higher North American highway deicing contract prices for the 2018-2019 winter season. Consumer and industrial average sales prices were essentially flat.

•
Salt sales volumes decreased 19%, or 301,000 tons, and unfavorably impacted sales by $11.6 million. Highway deicing sales volumes decreased 28% primarily as result of lower North American contract volumes in the 2018-2019 bid season, a delay in shipments due to Mississippi River flooding as well as lower restocking in the U.K. following a milder winter season when compared to the significantly above average winter weather in the first quarter of 2018. Consumer and industrial sales volumes increased 9% due to higher sales of non-deicing products.

•
Salt operating earnings increased 17%, or $2.1 million, due to higher highway deicing prices in the second quarter of 2019, partially offset by $2.8 million of additional shipping and handling costs due to Mississippi River flooding.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2018 AND 2019

•
Salt sales decreased 4%, or $18.0 million, due to lower highway deicing sales volumes which was partially offset by higher highway deicing average sales prices and higher consumer and industrial sales volumes.

•
Salt average sales price increased 13% due to higher highway deicing prices and product sales mix, as consumer and industrial products, which have a higher average sales price than highway deicing products, were a higher proportion of total sales in the current period.

•
Highway deicing average sales prices increased 11% due to the realization of higher North American highway deicing contract prices for the 2018-2019 winter season. Consumer and industrial average sales prices were essentially flat.

•
Salt sales volumes decreased 15%, or 971,000 tons, and resulted in approximately $44.1 million of decreased Salt sales. Highway deicing sales volumes decreased 19% as a result of mild weather in the U.K. when compared to the significantly above average winter weather in the first quarter of 2018 and lower North American contract volumes in the 2018-2019 bid season due primarily to lower production volumes at our Goderich mine in 2018. Consumer and industrial sales volumes increased 9% due to higher sales volumes in both deicing and non-deicing products.

•
Salt operating earnings increased 44%, or $20.3 million, due to higher highway deicing prices in the first six months of 2019. Per-unit product costs were lower in the first six months of 2019 due to improved production levels at our North America mines and fewer higher cost carryover inventory tons. The first six months of 2018 was impacted by higher per-unit product costs and higher carryover inventory costs resulting from lower Goderich mine production levels. As a result of lower Goderich mine production volumes in 2018, we also purchased salt and incurred higher logistics costs to serve markets typically served by our Goderich mine.

Plant Nutrition North America

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2019	2Q 2018	2019 YTD	2018 YTD
Plant Nutrition North America Sales (in millions)	$48.1	$51.8	$85.3	$104.7
Plant Nutrition North America Operating Earnings (in millions)	$4.6	$4.2	$3.0	$9.1
Plant Nutrition North America Sales Volumes (thousands of tons)	74	80	131	167
Plant Nutrition North America Average Sales Price (per ton)	$649	$644	$652	$626

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2018 AND 2019

•	Plant Nutrition North America sales decreased 7%, or $3.7 million due to sales volumes.

•
Plant Nutrition North America sales volumes decreased 8%, or 6,000 tons, which resulted in a $4.1 million decrease in sales. The decrease in sales volumes resulted primarily from lower demand due to wet weather conditions in key North American markets.

•
Plant Nutrition North America average sales prices increased 1%, providing a $0.4 million offset to the decline in sales volumes reflecting a stronger average sales price of our micronutrient products.

•
Plant Nutrition North America operating earnings increased $0.4 million to $4.6 million due to lower depreciation expense. This increase was partially offset by higher per-unit shipping and handling costs and higher SG&A expense. Per-unit shipping and handling costs increased primarily due to longer shipping distances as fewer tons were sold in our primary markets due to the weather conditions.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2018 AND 2019

•	Plant Nutrition North America sales decreased 19%, or $19.4 million due to lower sales volumes, which were partially offset by an increase in average sales prices.

•	Plant Nutrition North America sales volumes decreased 22%, or 36,000 tons, and contributed approximately $22.7 million to the decrease in Plant Nutrition North America sales. The volume decrease was primarily due to lower demand due to the wet weather conditions in key North American markets in the first six months of 2019.

•	Plant Nutrition North America average sales prices increased 4% and resulted in an increase in sales of $3.3 million due to a higher proportion of micronutrient product sales in 2019.

•
Plant Nutrition North America operating earnings decreased 67%, or $6.1 million, due to lower sales volumes, higher per-unit shipping and handling costs, a less favorable geographic sales mix and higher cost carryover inventory from 2018.

Plant Nutrition South America

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2019	2Q 2018	2019 YTD	2018 YTD
Plant Nutrition South America Sales (in millions)	$82.1	$71.1	$139.8	$137.4
Plant Nutrition South America Operating Earnings (Loss) (in millions)	$1.7	$0.7	$(0.9)	$1.5
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	109	90	161	151
Chemical solutions	80	69	162	148
Total tons sold	189	159	323	299
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$556	$538	$596	$582
Chemical solutions	$266	$331	$270	$336
Combined	$433	$448	$432	$460

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2018 AND 2019

•
Plant Nutrition South America sales increased 15%, or $11.0 million, due to higher sales volumes, and was partially offset by the impact of a 10% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year.

•
Plant Nutrition South America sales volumes increased 19%, or 30,000 tons, which accounted for $14.4 million of the increase in Plant Nutrition South America sales. Agricultural productivity sales volumes increased 21% due to increased demand for foliar and soil products. Chemical solutions sales volumes increased 16% due to higher demand for water treatment and chlor-alkali products. Sales of agricultural productivity and chemical solutions products were negatively impacted in the second quarter of 2018 by a truck driver strike in Brazil.

•
A 3% decrease in Plant Nutrition South America average sales price reduced sales by $3.4 million due to a weaker Brazilian reais versus the U.S. dollar. In addition, the decrease in average sales price was due to a 20% decrease in chemical solutions product prices as a result of shifts in product sales mix and competitive pressure for industrial and water treatment products. The decrease was partially offset by a 3% increase in agriculture product sales prices, reflecting shifts in product sales mix and price increases to cover increased raw material input costs.

•
Plant Nutrition South America operating earnings increased $1.0 million to $1.7 million despite a weaker Brazilian reais, due to higher sales volumes and an increase in agricultural productivity average sales prices, which were partially offset by increased raw materials costs.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2018 AND 2019

•	Plant Nutrition South America sales increased 2% or $2.4 million despite a 13% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year.

•
Plant Nutrition South America sales volumes increased 8%, or 24,000 tons, and contributed approximately $10.6 million to the increase in Plant Nutrition South America sales with increased volumes in both agricultural productivity and chemical solutions. Sales of agricultural productivity and chemical solutions products were negatively impacted in the second quarter of 2018 by a truck driver strike in Brazil.

•
A 6% decrease in Plant Nutrition South America average sales price partially offset the higher volumes by $8.2 million. The decrease in average sales price was primarily due to a 20% decrease in chemical solutions average sales prices due to a weaker Brazilian reais, shifts in product sales mix and competitive pressure for industrial and water treatment products. This decrease was partially offset by a 2% increase in agriculture product sales prices to cover commodity cost increases.

•	Plant Nutrition South America operating earnings decreased $2.4 million, primarily due to increased raw material costs and an unfavorable product mix.

2019 Full-Year Outlook

•	Due to better than anticipated year-to-date sales volumes and an improved rock salt supply position, we expect Salt sales volumes for 2019 to range from 10.8 million tons to 11.2 million tons.

•
A shortened spring fertilizer season in many U.S. agriculture markets has reduced our full-year 2019 sales volume outlook for our Plant Nutrition North America products. As a result, we expect Plant Nutrition North America sales volumes for 2019 to range from 340,000 tons to 360,000 tons.

•	While we have experienced some recent uncertainty in Brazil’s agriculture markets, Plant Nutrition South America sales volumes for 2019 are still expected to range from 800,000 tons to 900,000 tons.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements and ongoing debt service. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive, legislative, regulatory, weather, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. As a result of the acquisition of Produquímica Indústria e Comércio S.A. (which is now known as Compass Minerals América do Sul Indústria e Comércio S.A.), our working capital requirements are less seasonal. When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2019, we had $15.7 million of cash and cash equivalents (in our Consolidated Balance Sheets) that were either held directly or indirectly by foreign subsidiaries. During the fourth quarter of 2018, we revised our permanently reinvested assertion to indicate that we expect to repatriate approximately $150 million of unremitted foreign earnings on which we have recorded a $4.7 million deferred tax liability as of June 30, 2019 for foreign withholding tax and state income tax net of foreign exchange loss. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to continue to reinvest all remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 7 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a federal settlement agreement with Canadian and U.S. tax authorities related to our transfer pricing issues for our 2007-2012 tax years. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. Tax payments of $5.7 million were made during the first and second quarters of 2019, leaving an outstanding balance of $1.3 million as of June 30, 2019. Corresponding tax refunds of $3.4 million have been received as of

June 30, 2019 from U.S. taxing authorities, with the remaining refund of approximately $19.5 million expected in late 2019. Additionally during the fourth quarter of 2018, we reached a federal settlement agreement with Canadian and U.S. tax authorities on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. During the second quarter of 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million. Corresponding tax refunds of $2.3 million were received during the first and second quarters of 2019 from U.S. taxing authorities, with the remaining $58.9 million expected in late 2019 or early 2020. There are ongoing challenges by Canadian provincial taxing authorities regarding our transfer prices of certain products. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings as well as future cash flows from our domestic operations. See Note 7 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlement.

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

Cash and cash equivalents as of June 30, 2019 of $20.4 million, decreased $6.6 million from December 31, 2018. We generated $103.2 million of operating cash flows in the first six months of 2019. In the first six months of 2019, we used cash on hand and cash flows from operations to make net payments on our debt of $17.9 million, fund capital expenditures of $49.8 million and pay dividends on our common stock of $49.2 million.

As of June 30, 2019, we had $1.35 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $995.4 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $170.8 million borrowed against our revolving credit facility, and $108.8 million of Brazilian debt (see Note 8 to our Consolidated Financial Statements for more detail regarding our debt). We had $10.5 million of outstanding letters of credit as of June 30, 2019, which reduced our revolving credit facility borrowing availability to $118.7 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of June 30, 2019, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The table below provides a summary of our cash flows by category:

SIX MONTHS ENDED JUNE 30, 2019	SIX MONTHS ENDED JUNE 30, 2018
Operating Activities:
» Net loss was $4.2 million.	» Net earnings were $5.0 million.
» Non-cash depreciation and amortization expense was $68.9 million.	» Non-cash depreciation and amortization expense was $69.6 million.
» Working capital items were a source of operating cash flows of $42.4 million.	» Working capital items were a source of operating cash flows of $92.7 million.
Investing Activities:
» Net cash flows used by investing activities included $49.8 million of capital expenditures.	» Net cash flows used by investing activities included $52.1 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $49.2 million. » In addition, we had net payments on our debt of $17.9 million.	» Net cash flows used by financing activities included the payment of dividends of $49.0 million. » In addition, we had net payments on our debt of $67.3 million.

Other Matters

See Notes 7 and 9 to our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations, because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level apart from the activities of the operating segments and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use these measures to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects. These measures are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, operating earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items including restructuring costs and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) earnings	$(11.8)	$(7.6)	$(4.2)	$5.0
Interest expense	16.8	14.9	33.0	28.6
Income tax (benefit) expense	(4.4)	(5.1)	0.5	(0.7)
Depreciation, depletion and amortization	33.9	35.3	68.9	69.6
EBITDA	34.5	37.5	98.2	102.5
Adjustments to EBITDA:
Logistics impact from flooding	2.8	—	2.8	—
Other expense (income), net	3.6	1.0	8.0	(3.2)
Adjusted EBITDA	$40.9	$38.5	$109.0	$99.3

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)     Issuer Purchases of Equity Securities

The Company withheld 9,263 shares with a fair value of $0.3 million related to the vesting of RSUs during the first six months of 2019. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. These shares are not considered common stock repurchases under the Company’s equity compensation plans.

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
10.1
Letter Agreement, effective July 15, 2019, between Compass Minerals International, Inc. and George J. Schuller, Jr. (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.2
Form of Release between Compass Minerals International, Inc. and Anthony J. Sepich (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.3
Form of Release between Compass Minerals International, Inc. and Diana C. Toman (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 7, 2019	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)