Form 10-Q
period 2019-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2019-11-06
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of November 1, 2019, was 33,884,326 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$23.9	$27.0
Receivables, less allowance for doubtful accounts of $10.3 in 2019 and $9.9 in 2018	216.0	311.6
Inventories	337.1	266.6
Other	118.4	116.0
Total current assets	695.4	721.2
Property, plant and equipment, net	1,023.5	1,052.0
Intangible assets, net	104.2	115.9
Goodwill	332.1	350.8
Investment in equity method investee	24.3	24.5
Other	150.3	103.5
Total assets	$2,329.8	$2,367.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$50.9	$43.5
Accounts payable	110.3	111.3
Accrued salaries and wages	34.1	31.8
Income taxes payable	4.0	32.1
Accrued interest	7.7	9.7
Accrued expenses and other current liabilities	70.9	54.9
Total current liabilities	277.9	283.3
Long-term debt, net of current portion	1,358.2	1,321.2
Deferred income taxes, net	89.1	100.8
Other noncurrent liabilities	145.1	122.4
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	114.8	110.1
Treasury stock, at cost — 1,482,938 shares at September 30, 2019 and 1,513,808 shares at December 31, 2018	(3.2)	(2.9)
Retained earnings	576.0	643.5
Accumulated other comprehensive loss	(228.5)	(210.9)
Total stockholders’ equity	459.5	540.2
Total liabilities and stockholders’ equity	$2,329.8	$2,367.9

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$341.3	$322.5	$990.2	$1,007.1
Shipping and handling cost	54.4	51.9	215.3	221.8
Product cost	210.5	199.2	580.1	606.0
Gross profit	76.4	71.4	194.8	179.3
Selling, general and administrative expenses	46.3	38.8	127.4	117.3
Operating earnings	30.1	32.6	67.4	62.0

Other expense (income):
Interest expense	17.7	15.9	50.7	44.5
Net earnings in equity investee	(0.4)	(0.6)	(0.4)	(0.9)
Other, net	(2.6)	2.8	5.4	(0.4)
Earnings before income taxes	15.4	14.5	11.7	18.8
Income tax expense	4.8	1.7	5.3	1.0
Net earnings	$10.6	$12.8	$6.4	$17.8

Basic net earnings per common share	$0.31	$0.37	$0.17	$0.52
Diluted net earnings per common share	$0.31	$0.37	$0.17	$0.51

Weighted-average common shares outstanding (in thousands):
Basic	33,884	33,851	33,880	33,846
Diluted	33,884	33,851	33,880	33,846

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$10.6	$12.8	$6.4	$17.8
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both the three and nine months ended September 30, 2019 and 2018, respectively	0.1	—	0.3	0.1
Unrealized gain on cash flow hedges, net of tax of $(0.1) and $(0.0) in the three and nine months ended September 30, 2019, respectively, and $(0.1) in both the three and nine months ended September 30, 2018	0.3	0.3	—	0.5
Cumulative translation adjustment	(50.7)	(8.9)	(17.9)	(112.0)
Comprehensive (loss) income	$(39.7)	$4.2	$(11.2)	$(93.6)

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2019
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$643.5	$(210.9)	$540.2
Comprehensive income				7.6	14.7	22.3
Cumulative effect of change in accounting principle				(0.1)		(0.1)
Dividends on common stock ($0.72 per share)		0.1		(24.6)		(24.5)
Shares issued for stock units, net of shares withheld for taxes			(0.2)			(0.2)
Stock-based compensation		1.1				1.1
Balance, March 31, 2019	$0.4	$111.3	$(3.1)	$626.4	$(196.2)	$538.8
Comprehensive (loss) income				(11.8)	18.0	6.2
Dividends on common stock ($0.72 per share)		0.1		(24.8)		(24.7)
Shares issued for stock units, net of shares withheld for taxes			(0.1)			(0.1)
Stock-based compensation		2.7				2.7
Balance, June 30, 2019	$0.4	$114.1	$(3.2)	$589.8	$(178.2)	$522.9
Comprehensive income (loss)				10.6	(50.3)	(39.7)
Dividends on common stock ($0.72 per share)		0.1		(24.4)		(24.3)
Stock-based compensation		0.6				0.6
Balance, September 30, 2019	$0.4	$114.8	$(3.2)	$576.0	$(228.5)	$459.5

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended September 30, 2018
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6
Comprehensive income (loss)				12.6	(14.8)	(2.2)
Stranded tax effect from tax reform				0.2	(0.2)	—
Dividends on common stock ($0.72 per share)		0.1		(24.5)		(24.4)
Stock-based compensation		1.1				1.1
Balance, March 31, 2018	$0.4	$103.7	$(2.9)	$660.8	$(92.9)	$669.1
Comprehensive loss				(7.6)	(88.0)	(95.6)
Dividends on common stock ($0.72 per share)				(24.6)		(24.6)
Stock-based compensation		1.6				1.6
Balance, June 30, 2018	$0.4	$105.3	$(2.9)	$628.6	$(180.9)	$550.5
Comprehensive income (loss)				12.8	(8.6)	4.2
Dividends on common stock ($0.72 per share)		0.1		(24.5)		(24.4)
Stock-based compensation		0.9				0.9
Balance, September 30, 2018	$0.4	$106.3	$(2.9)	$616.9	$(189.5)	$531.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net earnings	$6.4	$17.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	102.8	103.6
Finance fee amortization	2.1	1.6
Stock-based compensation	4.0	3.6
Deferred income taxes	(10.2)	(0.3)
Net earnings in equity method investee	(0.4)	(0.9)
Unrealized foreign exchange loss	2.0	9.5
Other, net	6.2	3.2
Changes in operating assets and liabilities:
Receivables	90.0	116.2
Inventories	(75.2)	(61.1)
Other assets	4.8	(36.0)
Accounts payable and accrued expenses and other current liabilities	(26.3)	8.3
Other liabilities	(14.8)	(0.1)
Net cash provided by operating activities	91.4	165.4
Cash flows from investing activities:
Capital expenditures	(71.6)	(72.2)
Other, net	(1.6)	(2.3)
Net cash used in investing activities	(73.2)	(74.5)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	288.8	348.4
Principal payments on revolving credit facility borrowings	(235.4)	(333.3)
Proceeds from issuance of long-term debt	58.1	36.2
Principal payments on long-term debt	(62.2)	(62.6)
Dividends paid	(73.6)	(73.4)
Deferred financing costs	(0.3)	(0.3)
Shares withheld to satisfy employee tax obligations	(0.3)	—
Other, net	(0.9)	(0.7)
Net cash used in financing activities	(25.8)	(85.7)
Effect of exchange rate changes on cash and cash equivalents	4.5	(5.7)
Net change in cash and cash equivalents	(3.1)	(0.5)
Cash and cash equivalents, beginning of the year	27.0	36.6
Cash and cash equivalents, end of period	$23.9	$36.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$47.6	$41.4
Income taxes paid, net of refunds	$48.6	$32.3

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to these accounting policies as a result of adopting Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), can be found in “Note 3 – Leases.”

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (the “FASB”) issued guidance to require customers in a cloud computing arrangement that is a service contract to follow the internal use software guidance to determine which implementation costs to capitalize as assets. The capitalized implementation costs related to these arrangements are required to be amortized over the term of the hosting arrangement. The guidance also clarifies the presentation requirements for these costs in an entity’s financial statements. The guidance is effective for periods beginning after December 15, 2019, and interim periods within those fiscal years. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. The Company has adopted this guidance beginning in the first quarter of 2019, using a modified retrospective transition method, which required the cumulative effect of this change in accounting of $0.1 million to be recorded as an adjustment to beginning retained earnings. The Company’s 2018 consolidated financial statements were not recast under the new guidance and therefore, these amounts are not presented. The Company elected the package of transition provisions available for existing contracts, which allowed entities to carryforward the historical assessment of whether the contract contained a lease and the lease classification.

The Company enters into leases for warehouses and depots, rail cars, vehicles, mobile equipment, office space and certain other types of property and equipment. The Company determines whether an arrangement is or contains a lease at the inception of the contract. The right-of-use asset and lease liability are recognized based on the present value of the future minimum lease payments over the estimated lease term. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company estimates its incremental borrowing rate for each lease based upon the estimated lease term, the type of asset and the location of the leased asset. The most significant judgments in the application of the FASB guidance include whether a contract contains a lease and the lease term.

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

The Company has elected the practical expedient available under the FASB guidance to not separate lease and nonlease components on all of its lease categories. As a result, many of the Company’s leases include variable payments for services (such as handling or storage) or payments based on the usage of the asset. In addition, certain of the Company’s lease agreements include rental payments that are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or any material restrictive covenants. The Company’s sublease income is immaterial.

The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheets Location	September 30, 2019
Assets
Operating lease assets	Other assets	$39.9
Finance lease assets	Property, plant and equipment, net	5.8
Total leased assets		$45.7
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$13.4
Finance	Accrued expenses and other current liabilities	1.2
Noncurrent liabilities:
Operating	Other noncurrent liabilities	26.7
Finance	Other noncurrent liabilities	6.2
Total lease liabilities		$47.5

The Company’s components of lease cost are as follows (in millions):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost:
Amortization of lease assets	$0.3	$0.9
Interest on lease liabilities	0.1	0.4
Operating lease cost	4.5	14.2
Variable lease cost(a)	3.6	13.6
Net lease cost	$8.5	$29.1

(a)	Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities under the new guidance (“Topic 842”) are as follows (in millions):

Topic 842
September 30, 2019	Operating Leases	Finance Leases	Total
Remainder of 2019	$4.6	$0.5	$5.1
2020	12.7	1.6	14.3
2021	7.4	1.2	8.6
2022	4.9	1.0	5.9
2023	3.9	1.0	4.9
After 2023	14.0	4.3	18.3
Total lease payments	47.5	9.6	57.1
Less: Interest	(7.4)	(2.2)	(9.6)
Present value of lease liabilities	$40.1	$7.4	$47.5

The Company’s annual aggregate future minimum annual rental payments under the previous guidance (“Topic 840”) as of December 31, 2018 were as follows (in millions):

Topic 840
December 31, 2018	Operating Leases	Finance Leases	Total
2019	$16.4	$2.3	$18.7
2020	10.6	1.8	12.4
2021	5.7	1.3	7.0
2022	4.4	1.1	5.5
2023	3.6	1.1	4.7
After 2023	14.3	4.6	18.9
Total lease payments	$55.0	$12.2	$67.2

Supplemental lease term and discount rate information related to leases is as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.3
Finance leases	7.3
Weighted-average discount rate
Operating leases	4.7%
Finance leases	7.5%

Supplemental cash flow information related to leases is as follows (in millions):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14.2
Operating cash flows from finance leases	0.4
Financing cash flows from finance leases	0.9
Leased assets obtained in exchange for new operating lease liabilities	2.8
Leased assets obtained in exchange for new finance lease liabilities	0.1

4.	Inventories:

Inventories consist of the following (in millions):

	September 30, 2019	December 31, 2018
Finished goods	$271.0	$202.2
Raw materials and supplies	66.1	64.4
Total inventories	$337.1	$266.6

5.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	September 30, 2019	December 31, 2018
Land, buildings and structures, and leasehold improvements	$585.2	$580.7
Machinery and equipment	972.2	983.2
Office furniture and equipment	57.7	54.4
Mineral interests	169.1	168.1
Construction in progress	143.7	118.3
	1,927.9	1,904.7
Less accumulated depreciation and depletion	(904.4)	(852.7)
Property, plant and equipment, net	$1,023.5	$1,052.0

6.	Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Aggregate amortization expense	$3.3	$3.5	$10.3	$11.4

Amounts related to the Company’s goodwill are as follows (in millions):

	September 30, 2019	December 31, 2018
Goodwill - Plant Nutrition North America Segment	$54.3	$52.6
Goodwill - Plant Nutrition South America Segment	272.0	292.3
Other	5.8	5.9
Total	$332.1	$350.8

The change in goodwill between December 31, 2018 and September 30, 2019 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

The Company had $22.4 million and $27.2 million as of September 30, 2019 and December 31, 2018, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date. In addition, the Company had $1.2 million of gross foreign federal NOL carryforwards as of September 30, 2019 and December 31, 2018, which expire beginning in 2033 and $0.2 million of net operating tax-effected state NOL carryforwards as of September 30, 2019 and December 31, 2018, which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2014. The reassessments are a result of ongoing audits and total $126.2 million, including interest, through September 30, 2019. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $90.2 million performance bond and has paid $37.4 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets).

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of September 30, 2019, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Settlements

In the fourth quarter of 2017, the Company, the Canadian Revenue Authority (“CRA”) and the U.S. Internal Revenue Service (“IRS”) reached a settlement agreement on transfer pricing issues for the Company’s 2007-2012 tax years. As a result of this settlement agreement, the Company recognized $13.8 million of tax expense in its 2017 Consolidated Statements of Operations related to the Company’s Canadian tax positions for the years 2007-2016. During 2018, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. Tax payments of $5.7 million were made during the first and second quarters of 2019, leaving an outstanding balance of $1.3 million as of September 30, 2019. Corresponding tax refunds of $3.4 million have been received as of September 30, 2019 from U.S. taxing authorities, with the remaining refund of approximately $19.5 million expected in late 2019 (recorded in other current assets in the Consolidated Balance Sheets).

In the fourth quarter of 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The tax expense was previously recognized in 2017. During the second quarter of 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million. Corresponding tax refunds of $4.0 million were received during 2019 from U.S. taxing authorities, with the remaining $57.4 million expected in early 2020 (recorded in other current assets in its Consolidated Balance Sheets).

8.	Long-Term Debt:

Long-term debt consists of the following (in millions):

	September 30, 2019	December 31, 2018
Term Loans due July 2021	$822.5	$828.9
Revolving Credit Facility due July 2021	250.4	197.0
4.875% Senior Notes due July 2024	250.0	250.0
Banco Itaú Loan due March 2019	—	2.5
Banco Scotiabank Loan due September 2019	—	10.3
Banco Rabobank Loan due November 2019	16.8	18.1
3.7% Banco Itaú loan due March 2020	15.4	15.4
Banco Itaú Loans due May 2019 to April 2020	0.1	0.8
Banco Santander loan due September 2020	—	20.6
Banco Santander loan due October 2020	15.6	16.8
Banco Rabobank loan due July 2021	16.8	—
Banco Santander loan due September 2021	19.2	—
Financiadora de Estudos e Projetos Loan due November 2023	7.4	9.3
Other	—	1.7
	1,414.2	1,371.4
Less unamortized debt issuance costs	(5.1)	(6.7)
Total debt	1,409.1	1,364.7
Less current portion	(50.9)	(43.5)
Long-term debt	$1,358.2	$1,321.2

In the first quarter of 2019, the Company entered into two Brazilian reais-denominated loans totaling $18.0 million which matured in July and September of 2019, respectively. These loans bore interest at 123% and 128% of CDI, respectively. In the third quarter of 2019, the Company entered into Brazilian reais-denominated loans totaling $36.0 million which mature in July and September of 2021. These loans bear interest at 120% and 141% of CDI, respectively.

During the third quarter of 2019, the Company sold approximately $8.4 million of receivables for $7.9 million in cash. The proceeds of this transaction were used to repay loans that matured in September 2019. The Company is contingently liable for up to 20.0% of the receivables balance if the counter-parties are unable to collect on these accounts.

As of September 30, 2019, the term loans and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries.

9.	Commitments and Contingencies:

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) and the Wisconsin Department of Natural Resources (“DNR”) have information indicating that agricultural chemicals are present within the subsurface area of the Company’s property located in Kenosha, Wisconsin. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with the Company’s operations since it acquired the property in 2002. DATCP and DNR have directed the Company to conduct further investigations into the environmental conditions at the Kenosha plant. The Company continues on-property investigations and has provided the findings to DATCP and DNR as they have become available. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program, which provides for reimbursement of some of the costs.

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $15.2 million and $15.9 million as of September 30, 2019 and December 31, 2018, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The

Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the 2016 acquisition of Produquímica Indústria e Comércio S.A. (which is now known as Compass Minerals América do Sul Indústria e Comércio S.A.), which are primarily related to compensation, labor benefits and consequential tax claims that totaled $6.0 million and $7.8 million as of September 30, 2019 and December 31, 2018, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $25 million and $31 million as of September 30, 2019 and December 31, 2018, respectively.

The Division of Enforcement of the U.S. Securities and Exchange Commission is investigating the Company’s disclosures concerning the operation of the Goderich mine. The Company has cooperated with this investigation and will continue to do so. While it is not possible to predict the timing or the outcome of the SEC inquiry, the Company believes that this matter will not have a material impact on its results of operation, cash flows or financial position.

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

Segment information is as follows (in millions):

Three Months Ended September 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$159.6	$44.4	$135.0	$2.3	$341.3
Intersegment sales	—	1.3	0.1	(1.4)	—
Shipping and handling cost	43.4	5.8	5.2	—	54.4
Operating earnings (loss)	20.6	4.7	22.4	(17.6)	30.1
Depreciation, depletion and amortization	14.3	11.0	6.0	2.6	33.9
Total assets (as of end of period)	959.2	572.8	683.1	114.7	2,329.8

Three Months Ended September 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$137.0	$41.7	$141.2	$2.6	$322.5
Intersegment sales	—	1.1	1.1	(2.2)	—
Shipping and handling cost	41.2	5.0	5.7	—	51.9
Operating earnings (loss)	12.1	2.3	31.2	(13.0)	32.6
Depreciation, depletion and amortization	13.7	12.8	5.0	2.5	34.0
Total assets (as of end of period)	918.5	594.5	705.4	134.6	2,353.0

Nine Months Ended September 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$578.6	$129.7	$274.8	$7.1	$990.2
Intersegment sales	—	4.4	2.7	(7.1)	—
Shipping and handling cost	184.7	18.3	12.3	—	215.3
Operating earnings (loss)	87.5	7.7	21.5	(49.3)	67.4
Depreciation, depletion and amortization	44.4	33.5	17.0	7.9	102.8

Nine Months Ended September 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$574.0	$146.4	$278.6	$8.1	$1,007.1
Intersegment sales	—	3.5	2.6	(6.1)	—
Shipping and handling cost	190.1	17.6	14.1	—	221.8
Operating earnings (loss)	58.7	11.4	32.7	(40.8)	62.0
Depreciation, depletion and amortization	42.5	37.1	16.5	7.5	103.6

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended September 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$84.2	$—	$—	$—	$84.2
Consumer & Industrial Salt	75.4	—	—	—	75.4
SOP and Specialty Plant Nutrients	—	45.7	112.2	—	157.9
Industrial Chemicals	—	—	22.9	—	22.9
Eliminations & Other	—	(1.3)	(0.1)	2.3	0.9
Sales to external customers	$159.6	$44.4	$135.0	$2.3	$341.3

Three Months Ended September 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$64.0	$—	$—	$—	$64.0
Consumer & Industrial Salt	73.0	—	—	—	73.0
SOP and Specialty Plant Nutrients	—	42.8	119.4	—	162.2
Industrial Chemicals	—	—	22.9	—	22.9
Eliminations & Other	—	(1.1)	(1.1)	2.6	0.4
Sales to external customers	$137.0	$41.7	$141.2	$2.6	$322.5

Nine Months Ended September 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$349.8	$—	$—	$—	$349.8
Consumer & Industrial Salt	228.8	—	—	—	228.8
SOP and Specialty Plant Nutrients	—	134.1	210.7	—	344.8
Industrial Chemicals	—	—	66.8	—	66.8
Eliminations & Other	—	(4.4)	(2.7)	7.1	—
Sales to external customers	$578.6	$129.7	$274.8	$7.1	$990.2

Nine Months Ended September 30, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$360.0	$—	$—	$—	$360.0
Consumer & Industrial Salt	214.0	—	—	—	214.0
SOP and Specialty Plant Nutrients	—	149.9	208.5	—	358.4
Industrial Chemicals	—	—	72.7	—	72.7
Eliminations & Other	—	(3.5)	(2.6)	8.1	2.0
Sales to external customers	$574.0	$146.4	$278.6	$8.1	$1,007.1

(a)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

The Company’s revenue by geographic area is as follows (in millions):

Revenue	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
United States(a)	$159.5	$526.1
Canada	34.2	149.5
Brazil	131.7	266.4
United Kingdom	11.0	34.0
Other	4.9	14.2
Total revenue	$341.3	$990.2

Revenue	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
United States(a)	$126.0	$498.5
Canada	33.4	157.0
Brazil	136.3	270.3
United Kingdom	17.3	64.0
Other	9.5	17.3
Total revenue	$322.5	$1,007.1

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

11.	Stockholders’ Equity and Equity Instruments:

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

During the nine months ended September 30, 2019, the Company reissued the following number of shares from treasury stock: no shares related to the exercise of stock options, 32,630 shares related to the release of RSUs which vested, no shares related to the release of PSUs which vested and 7,503 shares related to stock payments. In 2018, the Company issued 25,955 shares from treasury stock. The Company withheld 9,263 shares with a fair value of $0.3 million related to the vesting of RSUs during the first nine months of 2019. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax deficiency of $0.6 million from its equity compensation awards as an increase to income tax expense during the first nine months of 2019. During the first nine months of 2019 and 2018, the Company recorded $5.1 million (includes $1.1 million to be paid in cash) and $3.6 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended September 30, 2019:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2018	708,746	$70.76	83,308	$65.75	126,638	$69.06
Granted	369,716	54.15	210,670	49.54	123,003	56.88
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(32,630)	66.95	—	—
Cancelled/expired	(139,479)	69.48	(49,054)	54.72	(67,134)	67.39
Outstanding at September 30, 2019	938,983	$64.41	212,294	$52.02	182,507	$61.46

(a)	Until they vest, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive (Loss) Income

The Company’s comprehensive (loss) income is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain on natural gas and foreign currency cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive loss (“AOCL”) as of and for the three and nine months ended September 30, 2019 and 2018, are as follows (in millions):

Three Months Ended September 30, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(1.0)	$(4.3)	$(172.9)	$(178.2)
Other comprehensive income (loss) before reclassifications(b)	2.0	—	(50.7)	(48.7)
Amounts reclassified from accumulated other comprehensive loss	(1.7)	0.1	—	(1.6)
Net current period other comprehensive income (loss)	0.3	0.1	(50.7)	(50.3)
Ending balance	$(0.7)	$(4.2)	$(223.6)	$(228.5)

Three Months Ended September 30, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.8)	$(176.2)	$(180.9)
Other comprehensive income (loss) before reclassifications(b)	1.6	—	(8.9)	(7.3)
Amounts reclassified from accumulated other comprehensive loss	(1.3)	—	—	(1.3)
Net current period other comprehensive income (loss)	0.3	—	(8.9)	(8.6)
Ending balance	$(0.6)	$(3.8)	$(185.1)	$(189.5)

Nine Months Ended September 30, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)
Other comprehensive income (loss) before reclassifications(b)	1.9	—	(17.9)	(16.0)
Amounts reclassified from accumulated other comprehensive loss	(1.9)	0.3	—	(1.6)
Net current period other comprehensive income (loss)	—	0.3	(17.9)	(17.6)
Ending balance	$(0.7)	$(4.2)	$(223.6)	$(228.5)

Nine Months Ended September 30, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)
Other comprehensive income (loss) before reclassifications(b)	1.5	—	(112.0)	(110.5)
Amounts reclassified from accumulated other comprehensive loss	(1.0)	0.1	—	(0.9)
Net current period other comprehensive income (loss)	0.5	0.1	(112.0)	(111.4)
Reclassification of stranded tax out of AOCL to retained earnings(c)	(0.2)	—	—	(0.2)
Ending balance	$(0.6)	$(3.8)	$(185.1)	$(189.5)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive loss presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded foreign exchange losses of $25.7 million and $15.3 million in the three and nine months ended September 30, 2019 and $7.9 million and $55.9 million in the three and nine months ended September 30, 2018, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of a long-term investment nature.

(c)
In the first quarter of 2018, the Company adopted guidance which allows entities to reclassify tax effects of the change in U.S. income tax rates from accumulated other comprehensive loss to retained earnings.

The amounts reclassified from AOCL to expense for the three and nine months ended September 30, 2019 and 2018, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019	Line Item Impacted in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(0.4)	$(0.6)	Product cost
Foreign currency contracts	(2.1)	(2.2)	Interest expense
Income tax expense	0.8	0.9
Reclassifications, net of income taxes	(1.7)	(1.9)
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.3	Product cost
Reclassifications, net of income taxes	0.1	0.3
Total reclassifications, net of income taxes	$(1.6)	$(1.6)

	Amount Reclassified from AOCL
	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	Line Item Impacted in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$0.2	$0.4	Product cost
Foreign currency contracts	(2.2)	(2.0)	Interest expense
Income tax expense	0.7	0.6
Reclassifications, net of income taxes	(1.3)	(1.0)
Amortization of defined benefit pension:
Amortization of loss	$—	$0.1	Product cost
Reclassifications, net of income taxes	—	0.1
Total reclassifications, net of income taxes	$(1.3)	$(0.9)

12.	Derivative Financial Instruments:

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2019, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2021. As of September 30, 2019 and December 31, 2018, the Company had agreements in place to hedge forecasted natural gas purchases of 2.3 million and 1.0 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of September 30, 2019 and December 31, 2018 qualified and were designated as cash flow hedges. As of September 30, 2019, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.6 million of net losses on derivative instruments related to its natural gas hedges.

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

Foreign Currency Derivatives Designated as Hedges

The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil. The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, its Brazil subsidiary’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than the Company’s Brazil subsidiary’s functional currency. As of September 30, 2019, the Company had a swap agreement in place to hedge $15.8 million of a loan denominated in a currency other than its Brazil subsidiary’s functional currency. Payments on this loan is due on various dates extending through March 2020. As of September 30, 2019, this foreign currency derivative instrument qualified and was designated as a cash flow hedge. As of September 30, 2019, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $3.2 million of net gains on derivative instruments related to this foreign currency swap agreement.

The following tables present the fair value of the Company’s hedged items as of September 30, 2019 and December 31, 2018 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheets Location	September 30, 2019	Consolidated Balance Sheets Location	September 30, 2019
Commodity contracts	Other current assets	$0.1	Accrued expenses and other current liabilities	$0.7
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.4
Swap contracts	Other current assets	3.2	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$3.4		$1.1

(a)	The Company has master netting agreements with both of its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets the immaterial amounts receivable above.

(b)
The Company has commodity hedge agreements with two counterparties and a foreign currency swap agreement with one counterparty. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties and amounts recorded as assets for the Company’s foreign currency swap agreements are receivable from one counterparty.

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

The estimated fair values for each type of instrument are presented below (in millions):

	September 30, 2019	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.4	$1.4	$—	$—
Derivatives – foreign currency contracts, net	3.2	—	3.2	—
Total Assets	$4.6	$1.4	$3.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.4)	$(1.4)	$—	$—
Derivatives – natural gas instruments, net	(0.9)	—	(0.9)	—
Total Liabilities	$(2.3)	$(1.4)	$(0.9)	$—

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

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified savings plan of $1.4 million and $1.8 million at September 30, 2019 and December 31, 2018, respectively, are stated at fair value based on quoted market prices. As of September 30, 2019 and December 31, 2018, the estimated amount a third party would pay for the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $246.3 million and $226.3 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. The estimated amount a third party would pay at September 30, 2019 and December 31, 2018 for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled $1.06 billion and $1.02 billion, respectively, compared with the aggregate principal balance of $1.07 billion and $1.03 billion, respectively. The Brazilian loans have floating rates and their fair value approximates their carrying value.

14.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net earnings	$10.6	$12.8	$6.4	$17.8
Less: net earnings allocated to participating securities(a)	(0.2)	(0.1)	(0.7)	(0.3)
Net earnings available to common shareholders	$10.4	$12.7	$5.7	$17.5

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,884	33,851	33,880	33,846
Weighted-average awards outstanding(b)	—	—	—	—
Shares for diluted earnings per share	33,884	33,851	33,880	33,846
Net earnings per common share, basic	$0.31	$0.37	$0.17	$0.52
Net earnings per common share, diluted	$0.31	$0.37	$0.17	$0.51

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 321,000 and 291,000 weighted participating securities for the three and nine months ended September 30, 2019, respectively, and 193,000 and 183,000 weighted participating securities for the three and nine months ended September 30, 2018, respectively.

(b)
For the calculation of diluted net earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,194,000 and 1,049,000 weighted-average equity awards outstanding for the three and nine months ended September 30, 2019 and 871,000 and 802,000 weighted-average equity awards outstanding for the three and nine months ended September 30, 2018, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and ability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and United States (“U.S.”) laws and regulations applicable to our international operations; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; our ability to successfully implement our strategies; the loss of key personnel; risk of compromise to our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; climate change; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our outlook, expected sales volumes; working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments and tax refunds; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, references to the “Company,” “Compass Minerals,” “our,” “us” and “we” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental“U.S.” and Canada, and references to the United Kingdom (the “U.K.”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds. Compass Minerals, Protassium+, Wolf Trax and Proacqua, and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a description of our critical accounting policies and estimates affecting leases, see Notes 1 and 3 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of September 30, 2019, we operated 21 production and packaging facilities, including:

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

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and nine months ended September 30, 2018 and 2019, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND NINE MONTHS ENDED SEPTEMBER 30
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

•	Total sales increased 6%, or $18.8 million, due to increases in Salt and Plant Nutrition North America sales, which were partially offset by a decrease in Plant Nutrition South America sales.

•
Operating earnings decreased 8%, or $2.5 million, due to a decrease in Plant Nutrition South America sales and costs for executive transition, which was partially offset by increases in our Salt and Plant Nutrition North America segments.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 1%, or $0.5 million.

•	Diluted net earnings per share decreased 16%, or $0.06.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

•	Total sales decreased 2%, or $16.9 million, due to a decrease in both of our plant nutrition businesses, which was partially offset by an increase in our Salt segment.

•
Operating earnings increased 9%, or $5.4 million, due to higher operating earnings in our Salt segment, which was partially offset by lower operating earnings in both of our plant nutrition businesses and costs for executive transition.

•	Adjusted EBITDA* increased 6%, or $9.2 million.

•	Diluted net earnings per share decreased 67% or $0.34.

THREE AND NINE MONTHS ENDED SEPTEMBER 30
COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

Gross Profit: Increased 7%, or $5.0 million; Gross Margin was unchanged.

•
Salt segment gross profit increased $9.7 million primarily due to higher average sales prices and sales volumes, and lower per-unit shipping and handling costs, which was partially offset by higher product costs (see Salt commentary below for further detail).

•
The gross profit of the plant nutrition business, on a combined basis, decreased $4.5 million. Plant Nutrition North America segment gross profit increased $3.1 million primarily due to lower depreciation expense and lower per-unit product cost, which was partially offset by higher per-unit shipping and handling costs due to an unfavorable geographic sales mix. Plant Nutrition South America segment gross profit decreased $7.6 million primarily due to lower agricultural productivity sales volumes, lower average sales prices for chemical solutions products and higher raw material input costs.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

Gross Profit: Increased 9%, or $15.5 million; Gross Margin increased 2 percentage points

•
Salt segment gross profit increased $29.1 million primarily due to higher average sales prices, which were partially offset by lower sales volumes, increased per-unit shipping and handling costs and higher product costs (see “—Operating Segment Performance—Salt” for additional information).

•
The plant nutrition business, on a combined basis, decreased $12.9 million. Plant Nutrition North America segment gross profit decreased $1.8 million primarily due to lower sales volumes, higher per-unit shipping and handling costs due to an unfavorable geographic sales mix and higher carryover inventory costs. Plant Nutrition South America segment gross profit decreased $11.1 million primarily due to higher raw material costs, lower chemical solutions product prices and a weaker Brazilian reais compared to the U.S. dollar, which was partially offset by higher chemical solutions sales volumes.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

SG&A: Increased $7.5 million; increased 1.6 percentage points as a percentage of sales from 12.0% to 13.6%

•	The increase in SG&A expense was primarily due to higher CEO and executive transition costs in corporate and Salt and higher corporate professional services expense.

Interest Expense: Increased $1.8 million to $17.7 million

•	The increase was primarily due to an increase in borrowings under our revolving credit facility.

Other (Income) Expense, Net: Improved $5.4 million from a loss of $2.8 million to income of $2.6 million

•	We realized foreign exchange gains of $1.8 million in the third quarter of 2019 compared to a loss of $3.5 million in the third quarter of 2018.

Income Tax Expense: Increased $3.1 million from $1.7 million to $4.8 million

•	The increase in income tax expense was primarily due to discrete tax expense items in the third quarter of 2019 and discrete tax benefits in the third quarter of 2018.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, Global intangible low-taxed income (“GILTI”), foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•
Our effective tax rate increased from 12% in the third quarter of 2018 to 31% in the third quarter of 2019 primarily due to the impact of discrete tax items in the third quarters of 2019 and 2018, GILTI and increased mining tax due to higher production at our Goderich mine in 2019 as compared to 2018.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

SG&A: Increased $10.1 million; increased 1.3 percentage points as a percentage of sales from 11.6% to 12.9%

•
The increase in SG&A expense was primarily due to higher costs related to CEO and other executive transition costs, corporate and Plant Nutrition North America employee-related costs and information technology licenses and service agreement costs.

Interest Expense: Increased $6.2 million to $50.7 million

•	The increase was primarily due to higher U.S. interest rates and an increase in borrowings under our revolving credit facility.

Other Expense (Income), Net: Decreased $5.8 million from income of $0.4 million to an expense of $5.4 million

•	We realized foreign exchange losses of $7.3 million and $2.3 million during the first nine months of 2019 and 2018, respectively. Lower interest income also contributed to the decrease.

Income Tax Expense: Increased $4.3 million from $1.0 million to $5.3 million

•	The increase was primarily due to discrete tax expense items in 2019 versus discrete tax benefit items in 2018.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, GILTI, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•
Our effective tax rate increased from 5% in the first nine months of 2018 to 45% in the first nine months of 2019 primarily due to the impact of discrete tax expense items in 2019, discrete tax benefit items in 2018, GILTI and increased mining tax due to higher production at our Goderich mine in 2019 as compared to 2018.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.3 million and $2.6 million for the third quarter of 2019 and 2018, respectively, and $7.1 million and $8.1 million for the first nine months of 2019 and 2018, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE AND NINE MONTHS ENDED SEPTEMBER 30

	3Q 2019	3Q 2018	2019 YTD	2018 YTD
Salt Sales (in millions)	$159.6	$137.0	$578.6	$574.0
Salt Operating Earnings (in millions)	$20.6	$12.1	$87.5	$58.7
Salt Sales Volumes (thousands of tons)
Highway deicing	1,403	1,302	5,811	6,765
Consumer and industrial	500	474	1,489	1,379
Total tons sold	1,903	1,776	7,300	8,144
Average Salt Sales Price (per ton)
Highway deicing	$60.01	$49.15	$60.19	$53.21
Consumer and industrial	$150.76	$154.17	$153.67	$155.26
Combined	$83.84	$77.16	$79.25	$70.48

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

•	Salt sales increased 16%, or $22.6 million, primarily due to higher highway deicing average sales prices and higher Salt sales volumes.

•	Salt average sales prices increased 9% and contributed $13.6 million to sales due to higher highway deicing prices.

•
Highway deicing average sales prices increased 22% due to higher North American highway deicing contract prices for the 2019-2020 winter season and a favorable customer mix. Consumer and industrial average sales prices decreased 2% due to sales mix.

•
Salt sales volumes increased 7%, or 127,000 tons, and favorably impacted sales by $9.0 million. Highway deicing sales volumes increased 8% primarily as result of higher restocking volumes in the current period in North America, which was partially offset by lower restocking in the U.K. following a milder winter season when compared to the significantly above average winter weather in the first quarter of 2018. Consumer and industrial sales volumes increased 5% due to higher sales of deicing products.

•
Salt operating earnings increased 70%, or $8.5 million, due to higher highway deicing prices and lower freight rates for consumer and industrial products in the third quarter of 2019. Operating costs at our mines increased over the third quarter of 2018 due to unplanned downtime at our North American mines and labor dispute settlement expense at our Goderich mine in 2019. Production volume and per unit production costs at Goderich mine improved over 2018 when production was impacted by a labor strike. The increase in operating earnings was also offset by executive transition costs.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

•
Salt sales increased 1%, or $4.6 million, due to higher consumer and industrial sales volumes and higher highway deicing average sales prices, which was partially offset by lower highway deicing sales volumes.

•
Salt average sales price increased 12% and contributed $38.3 million to sales due to higher highway deicing prices and product sales mix, as consumer and industrial products, which have a higher average sales price than highway deicing products, were a higher proportion of total sales in the current period.

•
Highway deicing average sales prices increased 13% reflecting the second consecutive year of increased bid prices in North America. Consumer and industrial average sales prices decreased 1% due to product mix.

•
Salt sales volumes decreased 10%, or 844,000 tons, and resulted in approximately $33.7 million of decreased Salt sales. Highway deicing sales volumes decreased 14% as a result of mild weather in the U.K. when compared to the significantly above average winter weather in the first quarter of 2018 and lower North American contract volumes in the 2018-2019 bid season due primarily to lower production volumes at our Goderich mine in 2018. Consumer and industrial sales volumes increased 8% due to higher sales volumes in both deicing and non-deicing products.

•
Salt operating earnings increased 49%, or $28.8 million, due to higher highway deicing prices in 2019. Per-unit product costs were higher in the first nine months of 2019 due to a higher mix of consumer and industrial sales which have a higher per-unit cost. Per unit production costs and volumes at our North American mines have improved from 2018 which were unfavorably impacted by the labor strike at Goderich mine and a higher level of higher cost carryover in inventory.

Plant Nutrition North America

THREE AND NINE MONTHS ENDED SEPTEMBER 30

	3Q 2019	3Q 2018	2019 YTD	2018 YTD
Plant Nutrition North America Sales (in millions)	$44.4	$41.7	$129.7	$146.4
Plant Nutrition North America Operating Earnings (in millions)	$4.7	$2.3	$7.7	$11.4
Plant Nutrition North America Sales Volumes (thousands of tons)	69	64	200	231
Plant Nutrition North America Average Sales Price (per ton)	$641	$658	$648	$635

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

•
Plant Nutrition North America sales increased 6%, or $2.7 million due to higher SOP sales volumes, which was partially offset by lower average sales prices for its micronutrient products due to product mix.

•
Plant Nutrition North America sales volumes increased 8%, or 5,000 tons, which resulted in a $3.4 million increase in sales. The increase in SOP sales volumes was partially offset by reduced micronutrient sales volumes.

•
Plant Nutrition North America average sales prices decreased 3%, providing a $0.7 million offset to the increase in sales volumes reflecting a shift in product mix as sales of micronutrient sales were a lower proportion of our sales volumes in the current period.

•
Plant Nutrition North America operating earnings increased $2.4 million to $4.7 million due to higher sales volumes and lower per-unit product cost due to fewer potassium chloride feedstock tons used to supplement production in the current period. In addition, product costs were lower due to lower depreciation expense. This improvement was partially offset by higher per-unit shipping and handling costs. Per-unit shipping and handling costs increased primarily due to longer shipping distances as fewer tons were sold in our primary markets.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

•	Plant Nutrition North America sales decreased 11%, or $16.7 million due to lower sales volumes, which were partially offset by an increase in average sales prices.

•	Plant Nutrition North America sales volumes decreased 13%, or 31,000 tons, and resulted in approximately $19.3 million of reduced Plant Nutrition North America sales. The volume decrease was primarily due to lower demand due to the wet weather conditions in key North American markets in the first half of 2019.

•	Plant Nutrition North America average sales prices increased 2% and resulted in an increase in sales of $2.6 million due to a higher average SOP and micronutrient prices in 2019.

•
Plant Nutrition North America operating earnings decreased 32%, or $3.7 million, due to lower sales volumes, higher per-unit shipping and handling costs, a less favorable geographic sales mix and higher cost carryover inventory from 2018 into 2019, than from 2017 into 2018. This decrease was partially offset by lower depreciation expense in the 2019 period.

Plant Nutrition South America

THREE AND NINE MONTHS ENDED SEPTEMBER 30

	3Q 2019	3Q 2018	2019 YTD	2018 YTD
Plant Nutrition South America Sales (in millions)	$135.0	$141.2	$274.8	$278.6
Plant Nutrition South America Operating Earnings (in millions)	$22.4	$31.2	$21.5	$32.7
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	166	180	327	331
Chemical solutions	84	74	246	222
Total tons sold	250	254	573	553
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$673	$656	$635	$622
Chemical solutions	$275	$313	$272	$328
Combined	$540	$557	$479	$504

COMMENTARY: THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

•	Plant Nutrition South America sales decreased 4%, or $6.2 million, due to lower sales volumes and lower chemical solutions average prices.

•
Plant Nutrition South America sales volumes decreased 2%, or 4,000 tons, which accounted for $6.0 million of the decrease in Plant Nutrition South America sales. Agricultural productivity sales volumes decreased 8% due primarily to lower demand for our products sold to distributors caused by uncertainty in the agriculture market. Chemical solutions sales volumes increased 14% due to higher sales of water treatment products.

•
A 3% decrease in Plant Nutrition South America average sales price reduced sales by $0.2 million. The decrease in average sales price was due to a 12% decrease in chemical solutions product prices as a result of shifts in product sales mix and competitive pressure for industrial and water treatment products. The decrease was partially offset by a 3% increase in agriculture product sales prices, reflecting shifts in product sales mix and price increases to cover increased raw material input costs.

•
Plant Nutrition South America operating earnings decreased $8.8 million to $22.4 million due to lower agricultural productivity sales volumes, a decrease in chemical solution average sales prices and an increase in raw material input costs.

COMMENTARY: NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019

•	Plant Nutrition South America sales decreased 1% or $3.8 million reflecting a 6% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year.

•
Plant Nutrition South America sales volumes increased 4%, or 20,000 tons, and offset the decrease in Plant Nutrition South America sales by $5.4 million due to an increase in chemical solutions product volumes. Sales of agricultural productivity and chemical solutions products were negatively impacted in the second quarter of 2018 by a truck driver strike in Brazil.

•
A 5% decrease in Plant Nutrition South America average sales price contributed $9.2 million to the decrease in Plant Nutrition South America sales. The decrease in average sales price was primarily due to a 17% decrease in chemical solutions average sales prices due to a weaker Brazilian reais, shifts in product sales mix and competitive pressure for industrial and water treatment products. This decrease was partially offset by a 2% increase in agriculture product sales prices despite the weaker Reais to cover commodity cost increases.

•	Plant Nutrition South America operating earnings decreased $11.2 million, primarily due to increased raw material costs and an unfavorable product mix.

2019 Full-Year Outlook

•	With the finalization of the North American highway deicing bid season, we expect Salt sales volumes for 2019 to range from 10.8 million tons to 11.2 million tons.

•
We are reducing our full-year 2019 sales volumes outlook for our Plant Nutrition North America products to reflect lower near-term demand expectations. As a result, we expect Plant Nutrition North America sales volumes for 2019 to range from 310,000 tons to 340,000 tons.

•
For Plant Nutrition South America,we expect a strong 2019 fourth quarter to recoup some of third-quarter 2019 sales volumes shortfall, although risks remain given challenging crop economics driven by reduced soybean demand from China and general trade uncertainty. As such, Plant Nutrition South America sales volumes for 2019 are expected to range from 775,000 tons to 825,000 tons.

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

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of September 30, 2019, we had $18.9 million of cash and cash equivalents (in our Consolidated Balance Sheets) that were either held directly or indirectly by foreign subsidiaries. During the fourth quarter of 2018, we revised our permanently reinvested assertion to indicate that we expect to repatriate approximately $150 million of unremitted foreign earnings on which we have recorded a $4.8 million deferred tax liability as of September 30, 2019 for foreign withholding tax and state income tax. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to continue to reinvest all remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 7 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a federal settlement agreement with Canadian and U.S. tax authorities related to our transfer pricing issues for our 2007-2012 tax years. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. Tax payments of $5.7 million were made during the first and second quarters of 2019, leaving an outstanding balance of $1.3 million as of September 30, 2019. Corresponding tax refunds of $3.4 million have been received as of September 30, 2019 from U.S.

taxing authorities, with the remaining refund of approximately $19.5 million expected in late 2019. Additionally during the fourth quarter of 2018, we reached a federal settlement agreement with Canadian and U.S. tax authorities on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. During the second quarter of 2019, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million. Corresponding tax refunds of $4.0 million were received during 2019 from U.S. taxing authorities, with the remaining $57.4 million expected in early 2020. There are ongoing challenges by Canadian provincial taxing authorities regarding our transfer prices of certain products. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings as well as future cash flows from our domestic operations. See Note 7 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlement.

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

Cash and cash equivalents as of September 30, 2019 of $23.9 million, decreased $3.1 million from December 31, 2018. We generated $91.4 million of operating cash flows in the first nine months of 2019. In the first nine months of 2019, we used cash on hand, cash flows from operations and $49.3 million of net borrowings against our revolving credit agreement to fund capital expenditures of $71.6 million and pay dividends on our common stock of $73.6 million.

As of September 30, 2019, we had $1.41 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $1.07 billion of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $250.4 million borrowed against our revolving credit facility, and $91.3 million of Brazilian debt (see Note 8 to our Consolidated Financial Statements for more detail regarding our debt). We had $10.5 million of outstanding letters of credit as of September 30, 2019, which reduced our revolving credit facility borrowing availability to $39.1 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of September 30, 2019, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The table below provides a summary of our cash flows by category:

NINE MONTHS ENDED SEPTEMBER 30, 2019	NINE MONTHS ENDED SEPTEMBER 30, 2018
Operating Activities:
» Net earnings were $6.4 million.	» Net earnings were $17.8 million.
» Non-cash depreciation and amortization expense was $102.8 million.	» Non-cash depreciation and amortization expense was $103.6 million.
» Working capital items were a use of operating cash flows of $21.5 million.	» Working capital items were a source of operating cash flows of $27.3 million.
Investing Activities:
» Net cash flows used by investing activities included $71.6 million of capital expenditures.	» Net cash flows used by investing activities included $72.2 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $73.6 million. » In addition, we had net borrowings on our debt $49.3 million.	» Net cash flows used by financing activities included the payment of dividends of $73.4 million. » In addition, we had net payments on our debt of $11.3 million.

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

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$10.6	$12.8	$6.4	$17.8
Interest expense	17.7	15.9	50.7	44.5
Income tax expense	4.8	1.7	5.3	1.0
Depreciation, depletion and amortization	33.9	34.0	102.8	103.6
EBITDA	67.0	64.4	165.2	166.9
Adjustments to EBITDA:
Executive transition costs	2.3	—	2.3	—
Logistics impact from flooding	—	—	2.8	—
Other (income) expense, net	(2.6)	2.8	5.4	(0.4)
Adjusted EBITDA	$66.7	$67.2	$175.7	$166.5

Recent Accounting Pronouncements

See Note 1 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Effects of Currency Fluctuations

Our operations outside of the U.S. are conducted primarily in Canada, Brazil and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars, Brazilian reais and British pounds sterling also being significant. Significant changes in the value of the Canadian dollar, Brazilian reais or British pound sterling relative to the U.S. dollar could have a material effect on our financial condition.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)     Issuer Purchases of Equity Securities

The Company withheld 9,263 shares with a fair value of $0.3 million related to the vesting of RSUs during the first nine months of 2019. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. These shares are not considered common stock repurchases under the Company’s equity compensation plans.

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
10.1
Consulting Agreement, dated September 30, 2019, between Compass Minerals International, Inc. and Diana C. Toman (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K/A filed on October 3, 2019).

31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: November 6, 2019	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)