Form 10-K
period 2019-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2020-02-26
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

As of June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,861,868,707, based on the closing sale price of $54.95 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 21, 2020 was 33,892,068 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 2020	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.

1	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “report”), including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; our outlook, including expected sales volumes; the strategic evaluation of our Plant Nutrition South America business; existing or potential capital expenditures and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; repatriation of foreign earnings to the U.S.; our ability to optimize cash accessibility and minimize tax expense; the impact of the U.S. Tax Cuts and Jobs Act; our debt service requirements; our liquidity needs; outcomes of matters with taxing authorities; and the seasonality of our business, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
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
Factors that could cause actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•	risks related to our mining and industrial operations;

•	geological conditions;

•	dependency on a limited number of key production and distribution facilities and critical equipment;

•	weather conditions;

•	strikes, other forms of work stoppage or slowdown or other union activities;

•	the inability to fund necessary capital expenditures or successfully complete capital projects;

•	supply constraints or price increases for energy and raw materials used in our production processes;

•	our indebtedness and inability to pay our indebtedness;

•	restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments;

•	tax liabilities;

•	financial assurance requirements;

•	the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed;

•	our payment of any dividends;

•	the impact of competition on the sales of our products;

2	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•	risks associated with our international operations and sales;

•	the impact of anticipated changes in plant nutrition product prices and customer application rates;

•	conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products;

•	increasing costs or a lack of availability of transportation services;

•	the seasonal demand for our products;

•	our rights and governmental authorizations to mine and operate our properties;

•	compliance with foreign and U.S. laws and regulations related to import and export requirements and anti-corruption laws;

•	compliance with environmental, health and safety laws and regulations;

•	environmental liabilities;

•	misappropriation or infringement claims relating to intellectual property;

•	product liability claims and product recalls;

•	inability to obtain required product registrations or increased regulatory requirements;

•	changes in industry standards and regulatory requirements;

•	our ability to successfully implement our strategies and the outcome of the strategic evaluation of our Plant Nutrition South America business;

•	the loss of key personnel;

•	a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data;

•	our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions;

•	climate change;

•	domestic and international general business and economic conditions; and

•	other risk factors included in this report or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Where You Can Find More Information.”

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

3	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Our plant nutrition business manufactures an innovative and diverse portfolio of products that improve the quality and yield of crops, while supporting sustainable agriculture. Additionally, our specialty chemical business serves the water treatment industry and other industrial processes. As of December 31, 2019, we operate 21 production and packaging facilities with more than 3,000 personnel throughout the U.S., Canada, Brazil and the U.K, including:

•	The largest underground rock salt mine in the world in Goderich, Ontario, Canada;

•	The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;

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
Our plant nutrition business produces and markets specialty plant nutrition products worldwide to distributors and retailers of crop inputs, as well as growers. Our principal plant nutrition product in our Plant Nutrition North America segment is SOP, which we market under the trade name Protassium+. We also sell various premium specialty plant nutrient products under our Wolf Trax and other brands.
In October 2016, we significantly expanded our plant nutrition business with the acquisition of Compass Minerals América do Sul Indústria e Comércio S.A. (“Compass Minerals South America”), which constitutes our Plant Nutrition South America segment. The Plant Nutrition South America segment operates two primary businesses in Brazil—agricultural productivity, which manufactures and distributes a broad offering of specialty plant nutrition solution-based products, and chemical solutions, which manufactures and markets specialty chemicals, primarily for the water treatment industry and for use in other industrial processes.
We sell our salt and plant nutrition products primarily in the U.S., Canada, Brazil, the U.K. and the European Union (“EU”). See Note 15 to our Consolidated Financial Statements for financial information relating to our operations by geographic areas.

4	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Through our Salt segment, we produce, market and sell salt (sodium chloride) and magnesium chloride in North America and sodium chloride in the U.K. Our Salt products include rock salt, mechanically-evaporated salt, solar-evaporated salt, brine magnesium chloride and flake magnesium chloride. While we also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products, sodium chloride represents the vast majority of the products we produce, market and sell. In 2019, the Salt segment accounted for approximately 60% of our gross sales (see Note 15 to our Consolidated Financial Statements for segment financial information).

Our Salt products are used in a wide variety of applications, including as a deicer for roadways, consumer and professional use, as an ingredient in chemical production, for water treatment, human and animal nutrition and for a variety of other consumer and industrial uses.
Historical demand for salt has remained relatively stable during periods of rising prices and through a variety of economic cycles due to its relatively low cost and diverse number of end uses. As a result, our cash flows from our Salt segment are not materially impacted by economic cycles. However, demand for deicing salt products is primarily affected by the number and intensity of snow events and temperatures in our service territories.

Salt Industry Overview
In our primary markets, we estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 39 million tons per year, assuming average winter weather conditions, while the consumer and industrial market is approximately 10 million tons per year. In the U.K., we estimate that the consumption of highway deicing salt is approximately 2 million tons per year, assuming average winter weather conditions. According to the latest available data from the U.S. Geological Survey (“USGS”), during the 30-year period ending in 2016, salt production in the U.S. has increased at a historical average rate of approximately 1% per year, although there have been recent fluctuations above and below this average driven primarily by winter weather variability.
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

Processing Methods
As of December 31, 2019, salt mining, other production activities and packaging are conducted at 11 of our facilities. The three processing methods we use to produce salt are described below.

5	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Underground Rock Salt Mining - We produce most of the salt we sell through underground mining. In North America, we use a combination of continuous mining and drill and blast techniques. At our Winsford, U.K. mine, we utilize continuous mining techniques. We introduced continuous mining at our Goderich, Ontario mine in 2012 and shifted all of our Goderich mine production to this technology at the end of 2017. Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. It is then hoisted to the surface where the processed salt is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product lines and for numerous applications in our consumer and industrial product lines.

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

United States - We produce finished Salt products at three locations in the U.S. Our Cote Blanche, Louisiana rock salt mine primarily serves highway deicing customers through a series of depots located along the Mississippi and Ohio rivers (and their major tributaries) and chemical and agricultural customers in the Southern and Midwestern U.S. Our solar evaporation facility located near Ogden, Utah principally serves the Midwestern and Western U.S. consumer and industrial markets, provides salt for highway deicing and chemical applications and produces magnesium chloride, which is used in deicing, dust control and unpaved road surface stabilization applications. The production capacity for solar-evaporated salt at our Utah facility is currently only limited by demand. Mechanically evaporated salt for our U.S. consumer and industrial customers is produced at our Lyons, Kansas plant. We also operate three salt packaging facilities located in Illinois, Minnesota and New York.

United Kingdom - Our Winsford rock salt mine in Northwest England, near Manchester, serves the U.K. highway deicing market, primarily in England and Wales.

6	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our current production capacity is approximately 15.6 million tons of salt per year. The following table shows the annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2019:

Location	Annual Production Capacity(a) (tons)	Product Type
North America
Goderich, Ontario Mine	8,000,000	Rock Salt
Cote Blanche, Louisiana Mine	3,000,000	Rock Salt
Utah Plant:
Salt(b)	1,500,000	Solar Salt
Magnesium Chloride(c)	750,000	Magnesium Chloride
Lyons, Kansas Plant	450,000	Evaporated Salt
Unity, Saskatchewan Plant	140,000	Evaporated Salt
Goderich, Ontario Plant	140,000	Evaporated Salt
Amherst, Nova Scotia Plant	130,000	Evaporated Salt
United Kingdom
Winsford, Cheshire Mine	1,500,000	Rock Salt
(a) Annual production capacity is our estimate of the tons that could be produced assuming a normal amount of scheduled down time and operation of our facilities under normal working conditions, including staffing levels, based on annualized achieved monthly production rates or design capacity. As we continue our efforts to optimize and refine our production methods, such as continuous mining at our Goderich salt mine, we will update our estimates if necessary.
(b) Solar salts deposited annually substantially exceed the amount converted into finished products. The amount presented here represents an approximate average amount produced based on recent market demand.
(c) The magnesium chloride amount includes both brine and flake.

Actual annual Salt production volume levels may vary from the annual production capacity shown in the table above due to a number of factors, including variations in the winter weather conditions which impact demand for highway and consumer deicing products, the quality of the reserves and the nature of the geologic formation that we are mining at a particular time, unplanned downtime due to safety concerns, incidents and mechanical failures, and other operating conditions. The chart below shows annual Salt production volumes, including magnesium chloride, at our owned and leased production locations:

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
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 84% of our salt production capacity as of December 31, 2019. Each of these mines is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems.
We own the mine site at Goderich, Ontario and maintain a mineral lease for mineral reserves with the provincial government, which grants us the right to mine salt at this site. This mineral lease expires in 2022, and we have an option to renew the lease until

7	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Mine	Years in operation	Remaining reserve*	Remaining mine life*
Goderich	60 years	547.6 million tons	83 years
Cote Blanche	54 years	306.0 million tons	101 years
Winsford	174 years	28.7 million tons	28 years
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
We package our Salt products at three additional Company-owned and operated facilities. We estimate that our annual combined packaging capacity at these three facilities is 275,000 tons. Our packaging capacity is based on our estimate of the tons that can be packaged at these facilities assuming a normal amount of scheduled down-time and operation of our facilities under normal working conditions, including staffing levels. We have the capability to significantly increase our annual packaging capacity by increasing our staffing levels in response to demand.

Products and Sales
We sell our Salt products through our highway deicing product line (which includes brine magnesium chloride as well as rock salt treated with this mineral) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride and calcium chloride in both pure form and blended with salt).
Highway deicing, including salt sold to chemical customers, constituted 61% of our 2019 Salt segment gross sales. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through multi-year contracts, with price, product quality and delivery capabilities as the primary competitive market factors. Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the cost to deliver products to customers, locations of salt sources and distribution networks also play a significant role in the ability of suppliers to cost-effectively serve customers. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi River and Ohio River systems. Deicing salt product from our Utah facility supplies customers in the Western and upper Midwest regions of the U.S. Treated rock salt, which is typically rock salt with magnesium chloride brine and organic materials that enhance the salt’s performance, is sold throughout our markets.
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

8	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our principal chemical customers are producers of intermediate chemical products used in the production of vinyls and other chemicals, pulp and paper, as well as water treatment and a variety of other industrial uses. We typically have multi-year supply agreements with these customers. Price, service, product quality and security of supply are the major competitive market factors.
Sales of our consumer and industrial products accounted for 39% of our 2019 Salt segment gross sales. We are the third largest producer of consumer and industrial salt products in North America. These products include commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We believe we are among the largest private-label producers of water conditioning salt in North America and of table salt in Canada. Our Sifto brand encompasses a full line of salt products, which are well recognized in Canada.
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

9	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In 2019, our plant nutrition business, on a combined basis, accounted for 40% of our gross sales (see Note 15 to our Consolidated Financial Statements for segment financial information). The chart below shows our 2019 plant nutrition business gross sales by geography:

PLANT NUTRITION NORTH AMERICA SEGMENT

Industry Overview
Our Plant Nutrition North America segment includes sales of SOP and specialty plant nutrients. There are two major forms of potassium-based fertilizer, SOP, a specialty form of potassium which also provides plant-ready sulfur, and muriate of potash (“MOP” or “KCl”). The average annual worldwide consumption of all potash fertilizers is approximately 86 million tons, with MOP accounting for approximately 85% of all potash used in fertilizer production based upon the most recent industry data published by CRU International in 2019. SOP represents approximately 9% of all potash production. The remainder of potash is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients. SOP, which contains the equivalent of approximately 50% potassium oxide, maintains a price premium over MOP due to the fact that it contains the secondary nutrient, sulfur, does not contain chlorides and is more expensive to produce than MOP. Additionally, many high-value or chloride-sensitive crops experience improved yields and quality when SOP is applied instead of MOP. SOP is also a more cost-effective alternative to other forms of specialty potash.
Our North American SOP sales are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients. Consequently, weather patterns and field conditions in these locations can impact Plant Nutrition North America sales volumes.
While long-term global consumption of potash has increased in response to growing populations and the need for additional food supplies, the market for commodity potash has been challenged over the last few years due to a downturn in the broader crop market which has pressured grower incomes. We expect the long-term demand for all potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yields. Additionally demand for our SOP products has been resilient despite the challenges facing the global potash market..
We expect our future growth to stem from building a market-leading specialty plant nutrition business through the innovation and commercialization of our products as well as strategic partnerships and collaborations designed to enhance differentiation and provide more technology-driven solutions that growers demand in this market.
Approximately 91% of our Plant Nutrition North America sales in 2019 were made to U.S. customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers

10	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

and distributors combine or blend our Plant Nutrition North America products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Operations and Facilities
We produce SOP at two facilities, both located in North America, namely at our Utah facility on the Great Salt Lake, and our Wynyard, Saskatchewan, Canada facility on Big Quill Lake. Our Utah facility is the largest SOP production site in the western hemisphere and one of only four large-scale solar brine evaporation operations for SOP in the world. The facility operates approximately 55,000 acres of solar evaporation ponds to produce SOP and salt, including magnesium chloride, from the Great Salt Lake’s naturally occurring brine. The facility is located on land that is both owned and leased under renewable leases from the State of Utah. We believe that our property and operating equipment are maintained in good working condition. This facility has the capability to produce up to 320,000 tons of solar pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of salt annually when weather conditions are typical.
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
We have invested to increase the efficiency and expand the capacity of our Utah facility through upgrades to our processing plant and our solar evaporation ponds. These investments have included modifications to our existing solar evaporation ponds to increase the annual solar harvest and the extraction yield from the harvest and processing capacity of our SOP plant. In 2017, we completed a project to further expand our SOP production capacity by augmenting our ability to convert KCl into SOP. As a result, our annual SOP production capacity at our Utah facility can be scaled up to 550,000 tons, including amounts produced with both solar-pond based feedstock and supplemental KCl feedstock.
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

Products and Sales
We currently generate most of our revenue and earnings in our Plant Nutrition North America segment through the production and sale of SOP. Our SOP is sold in various grades under our Protassium+ brand. Our Protassium+ product line consists of different grades sized for use in broadcast spreaders, direct application and liquid fertilizer solutions. Our turf product line consists of grades sized for use by the turf and ornamental markets and for blends used on golf course greens. We also provide an organic product line with grades sized for a wide range of applications.
We also develop and distribute specialty plant nutrients under our Wolf Trax and other brands. These innovative products are based upon proprietary technologies and are focused on improving application efficiency and yield potential through various means, including by increasing root interception points in order to provide accessible plant nutrition at key developmental stages as well as via fertigation, seasonal foliar applications and seed nutrition. Our Wolf Trax and other specialty plant nutrition products contain nutrients that are essential to a wide range of crops, including commodity row crops, with different plants and soil conditions requiring different specialty plant nutrients.
Our Protassium+ and specialty plant nutrition product lines are generally sold to crop input distributors and dealers who then sell our product to farmers and growers. Our commercial efforts focus on educating and selling the agronomic benefits of SOP as a source of potassium nutrients and various specialty plant nutrients to plant health.

11	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Competition
SOP is a global market with approximately 60% of the world’s 12 million tons of capacity located in China.
Source: 2019 Market Outlook published by CRU International

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

PLANT NUTRITION SOUTH AMERICA SEGMENT

Industry Overview
Our Plant Nutrition South America segment manufactures, distributes and markets a wide array of specialty plant nutrients and supplements developed and formulated from essential primary and secondary nutrients, specialty plant nutrients and biostimulants. These products consist of different chemical molecules, chemical compositions and production processes than conventional NPK fertilizers. This specific category of plant nutrients offers a diversity of delivery mechanisms, low environmental impact, low dosages per acre, and reflects a high degree of innovation and product development. These products also require more marketing than conventional NPK fertilizers, among other differences. Brazilian soils are naturally deficient in nutrients such as zinc, manganese and boron, among others. We estimate that Brazilian farmers, on average, only use approximately 25% of the optimal prescription of essential nutritional supplements. During 2019, 77% of sales generated by Plant Nutrition South America were derived from the manufacturing and marketing of these agricultural products. We believe we are one of the market leaders in Brazil and offer a more comprehensive range of products and brands compared to our competitors.
In addition to agriculture products, this segment produces water and wastewater treatment chemicals in Brazil for cleaning, decontaminating and purifying water as well as process chemicals for industrial use. This business benefits from the rapidly expanding focus on, and increased investment in, improving standards for drinking water purification and wastewater treatment. Our water treatment customers include state and municipal entities, wastewater treatment companies and manufacturing companies that treat their own wastewater. Our chemical solutions business also benefits from growth in Brazilian industrial sectors that use our products, including the oil and gas exploration, mining, pulp and paper production and ethanol production industries. Our involvement in both businesses allows us to benefit from greater purchasing power with suppliers given that a significant portion of the mineral inputs for both businesses are identical. In 2019, 23% of sales generated by Plant Nutrition South America were derived from our chemical solutions business.
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

12	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Products and Sales
As of December 31, 2019, our total Plant Nutrition South America portfolio consisted of approximately 875 products, including approximately 650 in agriculture productivity and 225 in chemical solutions. The agriculture productivity products may be applied for different stages of a plant’s life cycle, different soil and other growing conditions, different crop types and using different delivery mechanisms. We also provide value-added services to our customers such as soil analysis programs, technical trainings and conferences, crop field test and research, sales support and specialized technical support, which allow us to tailor our Plant Nutrition South America products and sales to a wide variety of customers, diverse types of crops and multiple regions. Through our chemical solutions business, we manufacture, market and supply water treatment products and chemicals for industrial processes. Our water treatment products have many different uses including algae control, alkalinity control, disinfection control, odor and corrosion control, water filtration and water clarification.

Competition

Agricultural Productivity - The Brazilian market for nutritional supplements is highly fragmented with hundreds of market participants. Competitors typically focus their product offerings on specific product categories and delivery mechanisms, geographic regions and selected crops. As a result, we have different competitors for different market situations. The international competitive landscape is also fragmented. We estimate there are approximately 19 international competitors present in Brazil, mainly from the EU.
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

13	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and we may not be able to prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position (see “Risk Factors—Our intellectual property may be misappropriated or subject to claims of infringement.” for more information).

EMPLOYEES

As of December 31, 2019, we had 3,131 employees, of which 1,258 were located in Brazil, 990 were located in the U.S., 703 were located in Canada and 180 were located in the U.K. Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce were represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on January 1, 2020, four will expire in 2020, two will expire in 2021, five will expire in 2022 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located.

14	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PROPERTIES

We have leases for packaging facilities and other facilities, which are not individually material to our business. The table below sets forth our principal properties as of December 31, 2019:

		Land and Related Surface Rights		Mineral Reserves
Name, Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060(1)	Leased	2060(1)
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(2)
Wynyard, Saskatchewan, Canada	SOP production facility	Owned(3)	N/A	Leased	2020(4)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(5)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(5)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2037/2030(6)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2028	N/A	N/A
Suzano I, São Paulo, Brazil	Nutritional supplements and other chemicals production facility	Owned	N/A	N/A	N/A
Suzano II, São Paulo, Brazil	Nutritional supplements packaging facility	Owned	N/A	N/A	N/A
Igarassu, Pernambuco, Brazil	Various chemicals production facility	Owned	N/A	N/A	N/A
Mauá, São Paulo, Brazil	Nutritional supplements production facility	Owned	N/A	N/A	N/A
Uberlândia, Minas Gerais, Brazil	Mineral supplements for beef cattle and milk	Owned	N/A	N/A	N/A
Fermavi, Minas Gerais, Brazil(7)	Nutritional supplements, water treatment, and other chemicals production facility	Owned	N/A	N/A	N/A
Reluz Nordeste, Alagoas, Brazil	Water treatment and other chemicals production facility	Owned	N/A	N/A	N/A
Jacareí I, São Paulo, Brazil	Nutritional supplements production facility	Owned	N/A	N/A	N/A
Jacareí II, São Paulo, Brazil	Nutritional supplements production and warehouse	Leased	2027	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2030	N/A	N/A
Paulista, São Paulo, Brazil	Compass Minerals América do Sul headquarters	Leased	2020-2023(8)	N/A	N/A

(1)	The Cote Blanche lease includes two 25-year renewal options.

(2)	The Utah lease renews on an annual basis.

(3)	The Wynyard location also has leases expiring in 2026 for two parcels of land.

(4)	The Wynyard mineral lease may be renewed for additional 20-year periods.

(5)	Subject to our right of renewal through 2043.

(6)	Consists of a lease expiring in 2037 and a lease expiring in 2030 subject to our right of renewal through 2051.

(7)	Held through a 50% ownership interest in a joint venture with Fermavi Eletroquímica Ltda.

(8)	Consists of several leases for different portions of leased space expiring between 2020 and 2023.

15	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

16	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our principal operating facilities as of December 31, 2019:

U.K.
NORTH AMERICA
LOCATION KEY
Headquarters
Research & Development
Underground Salt Mining
Storage/Records Management
Solar Evaporation
Sales Office
Mechanical Evaporation
Packaging Facilities
Production Facilities
SOUTH AMERICA

17	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Environment, Health, Safety and Sustainability Committee of our Board of Directors works closely with our management to provide oversight of EHS and sustainability matters impacting us to promote a culture that prioritizes safety, environmental stewardship and sustainability. The committee monitors our EHS and sustainability performance against our targets and objectives. We have a comprehensive EHS management program that strives to consistently achieve predictable performance. Our EHS program includes identifying and managing EHS risks; regulatory compliance; effective policies and procedures; behavior based safety; training and education; facility evaluations; audits; and site leadership accountability for EHS performance and sustainable growth with support from EHS professionals. Site leadership is responsible for day-to-day oversight of EHS performance at their specific location. We routinely conduct audits to verify that each operational site has identified risks, achieved regulatory compliance, strives for continuous EHS improvements and includes behavior-based safety to address at-risk behaviors in the workplace.
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
While a number of our capital projects indirectly result in environmental improvements, we estimate that our 2019 environmental-specific capital expenditures were $3.6 million. We expect to have approximately the same level of environmental capital expenditures in 2020. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental laws and regulations, changes to our operations or unforeseen remediation requirements, and these expenditures could exceed our expectations.
As of December 31, 2019, we had recorded $2.2 million of accruals for contingent environmental liabilities. We accrue for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation or remediation activities are uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.

Operating Requirements and Impacts
Our operations require permits for extraction of salt and brine, air emissions, surface water discharges of process material and wastes, waste generation, injection of brine and wastewater into subsurface wells and other activities. As a result, we hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities. These permits, licenses and approvals are typically subject to renewals and reissuances. Expansion of our operations or production capacity, or preservation of existing rights in some cases, is also predicated upon securing any necessary permits, licenses and approvals. The terms and conditions of future EHS laws and regulations, permits, licenses and approvals may be more stringent and may require increased expenditures on our part. In addition, although we do not engage in hydraulic fracturing (commonly known as “fracking”), laws and regulations targeting fracking could lead to increased permit requirements and compliance costs for non-fracking operations, including our Salt operations, which require permitted wastewater disposal wells that sometimes receive fluid waste from fracking operations as well.
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

18	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In August 2017, the Brazilian government ratified the United Nations Minamata Convention on Mercury, which commits signatories to compel chlor-alkali facilities to phase out the use of mercury cell facilities by 2025, to ensure that mercury from these facilities is disposed of in an environmentally sound manner and to subject these facilities to record keeping and reporting requirements. If the Brazil government adopts regulations limiting the use of mercury pursuant to the convention’s requirements or otherwise, our Igarassu, Brazil facility which operates a mercury cell facility could be impacted. We cannot predict the timing, extent or content of the final regulations related to the United Nations Minamata Convention on Mercury, or their ultimate cost to, or impact on us. To support transitioning away from mercury use at our Igarassu facility, we have invested in, and plan to continue to invest in, non-mercury technology as well as waste water and storm water treatment improvement projects.
We endeavor to conduct our operations in compliance with all applicable EHS laws, regulations, permits or approvals. However, because of extensive and comprehensive regulatory requirements, violations occur from time to time in our industry, and from time to time we have received notices from governmental agencies that we are not in compliance with certain EHS laws, regulations, permits or approvals. Upon receipt of these notices, we evaluate the matter and take all appropriate corrective actions.

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
We have incurred and expect to continue to incur costs and liabilities as a result of our current and former operations and our predecessor’s operations. In the past, we have agreed to undertake or pay for investigations to determine whether remediation will be required under CERCLA or otherwise to address any contamination. In other instances, we have agreed to perform remediation activities or have undertaken voluntary remediation to address identified contamination. Ongoing investigation and remediation activities at our property in Kenosha, Wisconsin are described in Note 12 of our Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

We are subject to a number of risks which could have a material adverse effect on our business, financial condition, results of operations and the value of our securities. You should carefully consider the following risks and all of the information set forth in this report. The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Operational Risks

Our mining and industrial operations can involve inherently risky activities.
Our operations can involve or be subject to significant risks and hazards, including environmental hazards, industrial accidents and natural disasters. Our underground salt mining operations and related processing activities may be subject to industrial and mining accidents, fire, natural disasters, explosions, unusual or unexpected geological formations or movements, water intrusion and flooding. For example, MSHA considers our Cote Blanche mine to be a “gaseous mine” and, as a result, is subject to a

19	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

heightened risk of explosion and fire. In addition, the types and volumes of certain chemicals manufactured by our Plant Nutrition South America segment’s chemical solutions business pose process safety management risks, including hazards related to chemical process manufacturing and the related storage, handling and transportation of raw materials, products and wastes. These potential risks include pipeline and storage tank leaks and ruptures; explosions and fires; mechanical failures; earthquakes, tornadoes, hurricanes, flooding and other natural disasters; and chemical spills and other discharges or releases of toxic or hazardous substances or gases at our sites or during transportation.
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
Our salt mining operations involve complex processes, which are affected by the mineralogy of the mineral deposits and structural geologic conditions and are subject to related risks. For example, unexpected geological conditions could lead to significant water inflows and flooding at any of our underground mines, which could result in a mine shutdown, serious injuries, loss of life, increased operational costs, production delays, damage to our mineral deposits and equipment damage. We have minor water inflows at our Cote Blanche and Goderich salt mines that we actively monitor and manage. Underground mining also poses the potential risk of mine collapse or ceiling collapse (such as the September 2017 partial ceiling collapse at our Goderich mine) because of the mine geology and rate and volume of minerals extracted. We could also have a ceiling collapse in the brine wells used to extract salt for mechanical evaporation, which could increase costs and cause production delays.
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
Variations in the mineralogy of our mineral deposits could limit our ability to extract these deposits, increase our extraction costs and impact the purity and suitability of extracted minerals to create products for sale and to meet customer specifications. This could adversely impact our ability to fulfill our contracts, resulting in significant contractual penalties and loss of customers.

Our operations are conducted primarily through a limited number of key production and distribution facilities, and we are also dependent on critical equipment.
We conduct our operations through a limited number of key production and distribution facilities. These facilities include our underground salt mines, our evaporation plants, our solar evaporation ponds and facilities, certain facilities in Brazil used by our Plant Nutrition South America businesses and the distribution facilities, depots and ports owned by us and third parties. Many of our products are produced at one or two of these facilities. Any disruption of operations at one of these facilities could significantly affect production of our products, distribution of our products or our ability to fulfill our contractual obligations, which could damage our customer relationships.
For example, our two North American salt mines together constituted approximately 74% of our salt production capacity as of December 31, 2019 and supply most of the salt sold by our North American highway deicing business and significant portions of the salt sold by our consumer and industrial business. A production interruption at one of our salt mines could adversely affect our ability to fulfill our salt contracts and our ability to secure future contracts in affected markets or other markets. In addition, we only have a limited number of distribution facilities in the markets in which we sell our salt products. Failure to have our salt products at a specific distribution facility when needed (for example during a snow event) could adversely impact our ability to fulfill our highway deicing sales contracts, resulting in significant contractual penalties and loss of customers.
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
Our operations depend upon critical equipment, such as our continuous miners, hoists, conveyor belts, bucket elevators, loading equipment, baghouses and dryers. This equipment could be damaged or destroyed, suffer breakdowns or failures or deteriorate due to wear and tear sooner than we estimate, and we may be unable to replace or repair the equipment in a timely manner or at

20	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In addition, our ability to produce SOP, salt and magnesium chloride from our solar evaporation ponds located near Ogden, Utah is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. Prolonged periods of precipitation, lack of sunshine, cooler weather or increased mountain water run-off during the evaporation season could reduce mineral concentrations and evaporation rates, leading to decreases in our production levels. Similarly, drought or decreased mountain snowfall and associated fresh water run-off could change brine levels, impacting our mineral harvesting process, amount and timing. Lake level fluctuations and other factors could alter brine levels or mineral concentration levels, which may disrupt our typical two- to three-year evaporation production cycle. Similar factors could negatively impact the lake level and concentration of sulfates at the Big Quill Lake, impacting the production at our Wynyard facility. The occurrence of these events at the Great Salt Lake or Big Quill Lake could lead to decreased production levels, increased operating costs and significant additional capital expenditures.
 Weather conditions have historically caused volatility in the agricultural industry (and indirectly in our results of operations) by causing crop failures or significantly reduced harvests, which can adversely affect application rates, demand for our plant nutrition products and our customers’ creditworthiness. Weather conditions can also lead to a reduction in farmable acres, flooding, drought or wild fires, which could also adversely impact growers’ crop yields and the uptake of plant nutrients, reducing the need for application of plant nutrition products for the next planting season which could result in lower demand for our plant nutrition products and impact sale prices.

Strikes, other forms of work stoppage or slowdown and other union activities could disrupt our business and negatively impact our financial results.
Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce was represented by collective bargaining agreements as of December 31, 2019. Of our 12 collective bargaining agreements in effect on January 1, 2020, four will expire in 2020, two will expire in 2021, five will expire in 2022 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located.
Unsuccessful contract negotiations, adverse labor relations at any of our locations or other factors could result in strikes, work stoppages, work slowdowns, dissatisfied employees or other actions, which could disrupt our business and operations. These disruptions could negatively impact our business, our operations, our ability to produce or sell our products, our ability to service our customers and our ability to recruit and retain personnel, and could result in significant additional costs as well as adversely affect our reputation, financial condition and operating results. For example, we experienced a strike at our Goderich mine in 2018, which had a negative impact on our business and operations, including higher production costs, higher logistical costs and lost sales.

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

21	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our production processes rely on the consumption of natural gas, electricity and certain other raw materials. A significant interruption in the supply or an increase in the price of any of these could adversely affect our business.
Energy costs, primarily natural gas and electricity, represent a substantial part of our total production costs. Our profitability is impacted by the price and availability of natural gas and electricity we purchase from third parties. Natural gas is a primary energy source used in the mechanically evaporated salt production process. Our contractual arrangements for the supply of natural gas have terms of up to three years, do not specify quantities and are automatically renewed unless either party elects not to do so. In addition, electricity is a primary energy source used by our Plant Nutrition South America businesses, and we have electricity contracts with terms of up to five years and generally do not automatically renew. We do not have arrangements in place with back-up suppliers. We use natural gas derivatives to hedge some of our financial exposure to the price volatility of natural gas. A significant increase in the price of energy that is not recovered through an increase in the price of our products or covered through our hedging arrangements, or an extended interruption in the supply of natural gas or electricity to our production facilities, could have a material adverse effect on our business, financial condition and results of operations.
We use KCl in our salt and plant nutrition operations. Large price fluctuations in KCl can occur without a corresponding change in the sales price of our products sold to our customers. This could change the profitability of our products that require KCl, which could materially affect the results of our operations.

Financial Risks

Our indebtedness and any inability to pay our indebtedness could adversely affect our business and financial condition.
We have a significant amount of indebtedness and may incur additional debt in the future. As of December 31, 2019, we had $1.43 billion of outstanding indebtedness, including $560.0 million of borrowings under our senior secured credit facilities, which are further described in Note 10 of our Consolidated Financial Statements. We pay significant interest on our indebtedness, with variable interest on our borrowing under our senior secured credit facilities based on prevailing interest rates. Significant increases in interest rates will increase the interest we pay on our debt. Our indebtedness could:

•
require us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limit our ability to borrow additional money or sell our stock to fund our working capital, capital expenditures and debt service requirements;

•
impact our ability to implement our business strategy and limit our flexibility in planning for, or reacting to, changes in our business as well as changes to economic, regulatory or other competitive conditions;

•	place us at a competitive disadvantage compared to our competitors with greater financial resources;

•	make us more vulnerable to a downturn in our business or the economy;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestures; and

•	materially and adversely affect our business and financial condition if we are unable to meet our debt service requirements or obtain additional financing.
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

The agreements governing our indebtedness impose restrictions that may limit our ability to operate our business or require accelerated debt payments.
Our agreements governing our indebtedness contain covenants that limit our ability to:

•	incur additional indebtedness or contingent obligations or grant liens;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our stock;

•	make investments or dispose of assets;

22	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•	prepay, or amend the terms of, certain junior indebtedness;

•	engage in sale and leaseback transactions;

•	make changes to our organizational documents or fiscal periods;

•	create or permit certain liens on our assets;

•	create or permit restrictions on the ability of certain subsidiaries to make certain intercompany dividends, investments or asset transfers;

•	enter into new lines of business;

•	enter into transactions with our stockholders and affiliates; and

•	acquire the assets of, or merge or consolidate with, other companies.
The credit agreement governing our senior secured credit facilities also requires us to maintain financial ratios, including an interest coverage ratio and a total leverage ratio, which we may be unable to maintain. As of December 31, 2019, our total leverage ratio (as calculated under the terms of our credit agreement) was 4.1x, and if our leverage ratio exceeds 4.75x, we would be in default under our credit agreement.
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
We are subject to income tax in the U.S., Canada, Brazil and U.K. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. Our effective tax rate, tax expense and cash flows could also be adversely affected by changes in tax laws. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act,” which is commonly referred to as “U.S. tax reform”). The Act made broad and complex changes to the U.S. tax code. While significant guidance has been issued in the form of Treasury regulations and IRS Notices, it will take time for additional clarifying guidance and legislation to be issued, as well as for those items to be analyzed and their impacts determined. The Act may have a material impact on our financial results due to potential changes in the Act (including with respect to the regulations promulgated under the Act) or changes to its interpretation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments, Liquidity and Capital Resources” and Note 8 to our Consolidated Financial Statements for more details. We are also subject to audits in various jurisdictions and may be assessed additional taxes as a consequence of an audit.
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
In connection with our dispute of tax assessments made by Canadian provincial tax authorities (described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments, Liquidity and Capital Resources” and Note 8 of our Consolidated Financial Statements), we are required to post and maintain financial performance bonds. In addition, as part of our business operations, we are required to maintain financial surety or performance bonds with certain of our North American deicing customers and to fund reclamation and site cleanup following the ultimate closure of our mines and certain other facilities. We incur costs to maintain these financial assurance bonds and failure to satisfy these financial assurance requirements could materially affect our business, the results of our operations and our financial condition.

23	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We have declared and paid quarterly cash dividends on our common stock consistently since becoming a public company. Any future payment and the amount of any future payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements and other factors deemed relevant by our Board of Directors. Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to pay dividends on our common stock. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. Certain agreements governing our indebtedness contain limitations on our ability to pay dividends (including regular annual dividends), as described under “—The agreements governing our indebtedness impose restrictions that may limit our ability to operate our business or require accelerated debt payments.” We cannot provide assurances that the agreements governing our current and future indebtedness will permit us to pay dividends on our common stock.

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
The demand for our products may be adversely affected by technological advances or the development of new or less costly competing products. For example, the development of substitutes for our plant nutrition products that can more efficiently mix with other agricultural inputs or have more efficient application methods may impact the demand for our products. Many of our products, including sodium chloride, magnesium chloride and SOP, have historically been characterized by a slow pace of technological advances. However, new production methods or sources for our products or the development of substitute or competing products could materially and adversely affect the demand and sales of our products.
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
We have significant operations in Canada, Brazil and the U.K. Our 2019 sales outside the U.S. were 45% of our total 2019 sales. Our overall success as a global business depends on our ability to operate successfully in differing economic, political and cultural conditions. Our international operations and sales are subject to numerous risks and uncertainties, including:

•	economic developments including changes in currency exchange rates, inflation risks, exchange controls, tariffs, other trade protection measures and import or export licensing requirements;

24	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•
difficulties and costs associated with complying with laws, treaties and regulations, including tax, labor and data privacy laws, treaties and regulations, and changes to laws, treaties and regulations;

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
On January 31, 2020, the U.K. formally left the EU (commonly referred to as “Brexit”). There is a transition period through December 31, 2020 to allow the U.K. and EU to negotiate the terms of the U.K.’s withdrawal. There remains continued uncertainty surrounding the future relationship between the U.K. and EU. The withdrawal of the U.K. from the EU could impact trade agreements and cross-border commerce as well as cause volatility in global stock markets, currency exchange rate fluctuations and increased regulatory complexities. These changes may adversely affect the results of our operations.

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
Conditions in the North American and Brazilian agricultural sectors can significantly impact both of our plant nutrition businesses. The North America and Brazil agricultural sector can be affected by a number of factors, including weather conditions, field conditions (particularly during periods of traditionally high plant nutrition application), government policies, tariffs and import and export markets.
Demand for our products in the agricultural sector is affected by crop prices, crop selection, planted acreage, application rates, crop yields, product acceptance, population growth, livestock consumption and changes in dietary habits, among other things. Supply is affected by available capacity, operating rates, raw material costs and availability, feasible transportation, government policies, tariffs and global trade. In addition, the demand and price of plant nutrition products can be affected by factors such as plant disease. For example, Asian soybean rust and African swine flu has in certain years affected soybean and other crops in Brazil and the United States, reducing demand for plant nutrition products.
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

25	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Transportation and handling costs are a significant component of our total delivered product cost, particularly for our salt products. The high relative cost of transportation favors producers whose mines or facilities are located near the customers they serve. We contract bulk shipping vessels, barges, trucking and rail services to move our products from our production facilities to distribution outlets and customers. A reduction in the dependability or availability of transportation services, a significant increase in transportation service rates, adverse weather and changes to water levels on the waterways we use could impair our ability to deliver our products economically to our customers or expand our markets. For example, when the Mississippi river floods significantly (as it did during the second quarter of 2019), barges may be unable to traverse the river system and we may be prevented from timely delivering our salt products to our customers, which could increase costs to deliver our products and adversely impact our ability to fulfill our contracts, resulting in significant contractual penalties and loss of customers.
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

26	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Compliance with import and export requirements, the Foreign Corrupt Practices Act (the “FCPA”) and other applicable anti-corruption laws may increase the cost of doing business.
Our operations outside the United States, as well as the shipment of any products across international borders, require us to comply with a number of United States and international regulations, which are complex and increase our cost of doing business. These laws and regulations include import and export requirements, customs laws and anti-corruption laws, such as the FCPA, the Brazilian Clean Companies Act and the U.K. Bribery Act. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors or customers will not take actions in violation of these laws. Any violations of these laws could subject us to civil or criminal penalties, including fines or prohibitions on our ability to offer our products in one or more countries, debarment from government contracts (and termination of existing contracts) and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, changes to trade or anti-corruption laws and regulations could affect our operating practices or impose liability on us in a manner that could materially and adversely affect our business, financial condition and results of operations.

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
We record accruals for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. For example, we have ongoing investigation and remediation activities at our property located in Kenosha, Wisconsin, which are described in “Business—Environmental, Health and Safety Matters” and Note 12 of our Consolidated Financial Statements.

27	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Globally, there are directives, laws and regulations that require registration of our products before they can be sold, impose labelling requirements and require our products to be manufactured to certain specifications. Each country, state and province appoints regulatory agencies responsible for these requirements, and many of our products must be registered with these regulatory agencies. A decision to deny the registration of a new product or to delay, revoke or modify an existing product registration may have a material adverse effect on us and could impede our ability to implement our business strategies. In addition, regulatory and labeling requirements could increase, which could require increased expenditures. For example, many regulatory agencies continue to evaluate potential health and environmental impacts that could arise from the handling and use of new and existing plant nutrition products. These evaluations or other developments could result in additional regulatory requirements for plant nutrition producers, including us, or for our customers, and could negatively impact the demand for our products.

28	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

We are subject to costs and risk associated with a complex regulatory, compliance and legal environment, and we may be adversely affected by changes in laws, industry standards and regulatory requirements.
Our global business is subject to complex requirements of federal, state, local and foreign laws, regulations and regulatory authorities as well as industry standard-setting authorities. Changes in the standards and requirements imposed by these laws, regulations and authorities or adoption of any new laws or regulations could negatively affect our ability to serve our customers or our business. In the event that we are unable to meet any new or modified standards when adopted, our business could be adversely affected. Some of the federal, state, local and foreign laws and regulations that affect us include those relating to EHS matters; taxes; antitrust and anti-competition laws; data protection and privacy; advertisement and marketing; labor and employment; import, export and anti-corruption; product liability; product registrations; and intellectual property
For example, if significant import duties were imposed on the salt we import into the U.S. from our Goderich mine, or if we were unable to include the transfer price of such salt in the cost of goods sold for tax purposes, our financial condition and operating results would be materially and adversely affected. We could also be adversely impacted by changes in tariffs imposed by countries or other trade protection measures, which could decrease our sales in markets where we sell our products. In addition, failure to comply with applicable laws and regulations or to comply with any of contracts we have with governmental entities could preclude us from conducting business with governmental entities and lead to penalties, injunctions, civil remedies or fines.

Strategic and General Business Risks

We may not successfully implement our strategies.
Our success depends, to a significant extent, on successful implementation of our business strategies, including our strategic priorities, our cost savings initiatives, our enterprise optimization initiatives and the other strategies described in the “Business” section of this report. We cannot assure that we will be able to successfully implement our strategies or, if successfully implemented, we may not realize the expected benefits of our strategies.
We cannot predict the outcome of the strategic evaluation of the Plant Nutrition South America business that we announced on February 10, 2020. There can be no assurance that this strategic evaluation will result in the identification or consummation of any transaction. The strategic evaluation may be time consuming and disruptive to our business operations, we may incur substantial expenses in connection with the evaluation and if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction or other strategic alternative would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in the Plant Nutrition South America business and the availability of financing to potential buyers on reasonable terms.
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
The loss of certain key employees could damage critical customer relationships, result in the loss of vital institutional knowledge, experience and expertise, and impact our ability to successfully operate our business and execute our business strategy. We may not be able to find qualified replacements for these key positions and the integration of replacements may be disruptive to our business. In addition, the loss of our key employees who have in-depth knowledge of our research and development, mining, manufacturing or engineering processes could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our processes or share our confidential information.

29	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We are susceptible to cyber-attacks, computer viruses and other technological disruptions, which generally continue to increase due to evolving threats and our expanding information technology footprint. We have experienced attempts by unauthorized agents to gain access to our computer systems through the internet, e-mail and other access points. To date, none have resulted in any material adverse impact to our business or operations. While we have programs, policies and procedures in place to identify, prevent and detect any unauthorized access, this does not guarantee that we will be able to detect or prevent unauthorized access to our computer systems. A material failure or interruption of access to our computer systems for an extended period of time or the loss of confidential or proprietary data could adversely affect our operations, reputation and regulatory compliance. While we have mitigation and data recovery plans in place, it is possible that significant expenditures, capital investments and time may be required to correct any of these issues. Additional capital investment and expenditures needed to address, prevent, correct or respond to any of these issues may negatively impact our business, financial condition and results of operations.

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

30	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Information about our Executive Officers
Below is information about each person who was or is an executive officer as of December 31, 2019 and as of the date of the filing of this report. The table sets forth each person’s name, position and age as of the date of the filing of this report.

Name	Age	Position
Kevin S. Crutchfield	58	President and Chief Executive Officer and Director
James D. Standen	44	Chief Financial Officer
Mary L. Frontczak	53	Chief Legal and Administrative Officer and Corporate Secretary
S. Bradley Griffith	52	Chief Commercial Officer
George J. Schuller	56	Chief Operations Officer
Angela Y. Jones	56	Former Chief People Officer

Kevin S. Crutchfield, President and Chief Executive Officer and Director, joined Compass Minerals and assumed his current position in May 2019. Mr. Crutchfield also serves as member of our Board of Directors. Prior to joining Compass Minerals, Mr. Crutchfield served as CEO and member of the board of directors of Contura Energy, Inc., a publicly traded, leading coal supplier, since the company’s inception in 2016. Previously, he served as CEO from 2009 to 2016 and chairman from 2012 to 2016 of Alpha Natural Resources, Inc., a coal producer. From 2003 to 2009, he held roles of increasing responsibility at Alpha Natural Resources. Prior to Alpha Natural Resources, Mr. Crutchfield spent over 15 years working at El Paso Corporation, a natural gas and energy provider, as well as other coal and gas producers. He also served on the Board of Directors of Couer Mining Inc. from 2013 to 2019.

James D. Standen, Chief Financial Officer, joined Compass Minerals in April 2006 and assumed his current position in August 2017. Prior to this position, Mr. Standen served as the Company’s Interim Chief Financial Officer and Treasurer starting in April 2017. He also served as the Company’s Vice President, Finance and Treasurer from October 2016 to April 2017, as Treasurer from July 2011 to October 2016 and as Assistant Treasurer from April 2006 to June 2011. Prior to joining the Company, Mr. Standen spent six years at Kansas City Southern in various finance roles after spending two years with the public accounting firm Mayer Hoffman McCann P.C.

Mary L. Frontczak, Chief Legal and Administrative Officer and Corporate Secretary, joined Compass Minerals in November 2019 and assumed her current position in February 2020. Prior to current role, she served as the Company’s Chief Legal Officer and Corporate Secretary. Before joining Compass Minerals, Ms. Frontczak had served as Senior Vice President and General Counsel of POET LLC, an ethanol and other biorefined products producer, since 2017. Prior to POET, she headed the legal department at Bunge North America, an agribusiness and food ingredient company, from 2015 to 2017 and held roles of increasing responsibility at Peabody Energy Corporation, the world’s largest private sector coal company, from 2005 to 2015 and The May Department Store Company from 1996 to 2005. Her experience also includes five years in private practice.

S. Bradley Griffith, Chief Commercial Officer, joined Compass Minerals in August 2016 and assumed his current position in July 2019. Prior to this position, Mr. Griffith served as the Company’s Senior Vice President, Plant Nutrition from August 2016 to July 2019. Before joining Compass Minerals, Mr. Griffith spent eight years working at Monsanto Company, a global provider of agricultural products. While at Monsanto, he held various positions, including Vice President, Global Strategic Accounts, Vice President, Global Microbials and Vice President, Western Business Unit (USA Row Crops). Prior to Monsanto, Mr. Griffith held a number of pharmaceutical and medical sales roles, most recently at Sanofi.

George J. Schuller, Chief Operations Officer, joined Compass Minerals and assumed his current position in September 2019. Prior to joining the Company, Mr. Schuller spent more than three decades working at Peabody Energy Corporation, the world’s largest private sector coal company. While at Peabody Energy, he served both surface and underground mining operations in the United States and Australia, most recently serving as President-Australia from 2017 to 2019 and Chief Operating Officer-Australia

31	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

from 2013 to 2017. Prior to those positions, Mr. Schuller served in roles of increasing responsibility at Peabody Energy, gaining experience in continuous improvement and technical services in the areas of health, safety, operations, sales and marketing, product delivery and support functions.

Angela Y. Jones, Former Chief People Officer, departed Compass Minerals in February 2020. She joined Compass Minerals in January 2018 and assumed the role of Chief People Officer in November 2019. Prior to serving as Chief People Officer, Ms. Jones served as the Company’s Senior Vice President, People and Culture from September 2018 to November 2019 and, prior to this position, as Vice President, Human Resources. Prior to joining the Company, Ms. Jones, served as Vice President, Human Resources at both Rembrandt Enterprises from 2016 to 2018 and at ConAgra Brands, Inc. from 2007 to 2016. Prior to ConAgra Brands, Ms. Jones gained significant operations experience, with roles such as Director of Operations and Plant General Manager for The Clorox Company as well as progressively responsible supply chain and operations roles with Proctor & Gamble.

32	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK DATA

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP.

HOLDERS

On February 25, 2020, the number of holders of record of our common stock was 149.

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

33	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 6.	SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Sales	$1,490.5	$1,493.6	$1,364.4	$1,138.0	$1,098.7
Shipping and handling cost(a)	312.5	320.0	267.5	244.9	261.5
Product cost(a)	841.2	879.7	770.3	593.6	507.1
Depreciation, depletion and amortization(b)	137.9	136.9	122.2	90.3	78.3
Selling, general and administrative expenses(a)	173.2	163.6	167.4	124.9	108.7
Operating earnings(a)	163.6	130.3	159.2	174.6	221.4
Interest expense	68.4	62.5	52.9	34.1	21.5
Net earnings from continuing operations(a)	62.5	68.8	42.7	162.7	159.2
Net earnings available for common stock(a)	61.4	68.3	42.2	161.9	158.2
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,882	33,848	33,819	33,776	33,677
Diluted	33,882	33,848	33,820	33,780	33,692
Net earnings from continuing operations per share:
Basic	$1.82	$2.02	$1.25	$4.79	$4.70
Diluted	1.81	2.02	1.25	4.79	4.69
Cash dividends declared per share	2.88	2.88	2.88	2.78	2.64
Balance Sheet Data (at year end):
Total cash and cash equivalents	$34.7	$27.0	$36.6	$77.4	$58.4
Total assets(c)	2,443.2	2,367.9	2,571.0	2,466.5	1,624.8
Total debt(c)	1,416.0	1,364.7	1,362.5	1,325.0	722.9

(a)
In 2019, we incurred $2.8 million of additional logistics costs related to Mississippi River flooding and $2.3 million of severance and other costs related to executive transition. In 2018, we incurred costs of $5.1 million related to the transition of our Chief Executive Officer. Also in 2018, we recorded a tax benefit of $3.0 million related to the U.S. Tax Cuts and Jobs Act, the release of $7.2 million of valuation allowances related to our Plant Nutrition South America segment and incurred $3.4 million of tax expense related to the repatriation of approximately $150 million. In the fourth quarter of 2017, we recorded a net charge of $46.8 million in connection with the U.S. Tax Cuts and Jobs Act and $13.8 million related to a tax settlement with the U.S. and Canadian tax authorities. In addition, we released approximately $25 million of valuation allowances related to our Plant Nutrition South America segment deferred tax assets (see Note 8 to our Consolidated Financial Statements for further discussion regarding these items) and incurred $4.3 million of restructuring charges. In the fourth quarter of 2016, we recognized a gain of $59.3 million related to the remeasurement of our previously held equity investment in Compass Minerals South America upon the acquisition of the remaining outstanding shares.

(b)	Depreciation, depletion and amortization include amounts also included in product cost and in selling, general and administrative expenses.

(c)	In 2016, we adopted guidance which requires the presentation of debt issuance costs as a reduction to debt rather than in assets. Prior years have been adjusted to reflect this change.

34	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Our plant nutrition business manufactures an innovative and diverse portfolio of products that improve the quality and yield of crops, while supporting sustainable agriculture. Additionally, our specialty chemical business serves the water treatment industry and other industrial processes. As of December 31, 2019, we operate 21 production and packaging facilities with more than 3,000 personnel throughout the U.S., Canada, Brazil and the U.K, including:

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
Our plant nutrition businesses produce and market specialty plant nutrition products worldwide to distributors and retailers of crop inputs, as well as growers. Our principal plant nutrition product in our Plant Nutrition North America segment is SOP, which we market under the trade name Protassium+. We also sell various premium micronutrient products under our Wolf Trax and other brands.
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

Consolidated Results of Operations

35	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

* Refer to “—Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable GAAP financial measure and the reasons we use this non-GAAP measure.

CONSOLIDATED RESULTS COMMENTARY: 2018 – 2019

•	Total sales decreased $3.1 million, due to a decrease in both plant nutrition businesses, partially offset by an increase in the Salt segment.

•
Operating earnings increased 26%, or $33.3 million, due to higher operating earnings in our Salt segment, which was partially offset by lower operating earnings in both of our plant nutrition businesses.

•	Diluted earnings per share decreased 10%, or $0.21.

•	EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 12%, or $34.0 million.

CONSOLIDATED RESULTS COMMENTARY: 2017 – 2018

•	Total sales increased 9%, or $129.2 million, due to increases in all segments.

•	Operating earnings decreased 18%, or $28.9 million, due to lower Salt and Plant Nutrition North America segments, as well as corporate and other operating earnings.

•
Diluted earnings per share increased 62%, or $0.77. Diluted earnings per share in 2018 was negatively impacted by $5.1 million due to expenses incurred related to the transition of our Chief Executive Officer. Diluted earnings per share in 2017 was negatively impacted by a charge of $46.8 million for the impact of the U.S. Tax Cuts and Jobs Act legislation enacted in December 2017 and other tax-related items (see Note 8 to our Consolidated Financial Statements).

•	Adjusted EBITDA* decreased 5%, or $13.2 million.
GROSS PROFIT & GROSS MARGIN COMMENTARY: 2018 – 2019

Gross Profit: Increased 15%, or $42.9 million; Gross Margin increased 3 percentage points to 23% from 20%

•
Salt segment gross profit increased $54.0 million primarily due to higher average sales prices, which were partially offset by lower sales volumes, increased per-unit shipping and handling costs and higher product costs (see “—Operating Segment Performance—Salt” for additional information).

•
The plant nutrition business, on a combined basis, decreased $10.7 million. Plant Nutrition North America segment gross profit decreased $1.8 million primarily due to lower sales volumes and higher per-unit shipping and handling costs due to an unfavorable geographic sales mix, partially offset by improved per-unit product costs. Plant Nutrition South America

36	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

segment gross profit decreased $8.9 million primarily due to higher raw material costs, lower chemical solutions product prices and a weaker Brazilian real compared to the U.S. dollar.

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

OTHER EXPENSES AND INCOME COMMENTARY: 2018 – 2019

SG&A: Increased $9.6 million; Increased 0.6 percentage points as a percentage of sales to 11.6% from 11.0%

•
The increase in SG&A expense was primarily due to higher employee-related costs to bolster operational and mining expertise in our Salt and Plant Nutrition North America segments, corporate incentive compensation and higher corporate professional services expense.

Interest Expense: Increased $5.9 million to $68.4 million

•	The increase was primarily due to an increase in average outstanding borrowings under our revolving credit facility and higher interest rates on our term loans.

Net Earnings in Equity Investee: Decreased from $1.0 million to $0.7 million

•	Net earnings in our equity investee decreased by $0.3 million to $0.7 million.

Other Expense (Income), Net: decreased $20.1 million from income of $8.8 million to expense of $11.3 million

•
The decrease was primarily due to foreign exchange losses of $13.0 million in 2019, compared to gains of $5.8 million in 2018 driven primarily by exchange rate fluctuations between the Canadian dollar and the U.S. dollar.

Income Tax Expense: Increased $13.3 million to $22.1 million

•
Income tax expense and our income tax rate increased in 2019 due to the release of valuation allowances related to Plant Nutrition South America in 2018 and discrete tax expense items in 2019 compared to benefits in 2018.

•	Our effective tax rate increased from 11% in 2018 to 26% in 2019. Our effective tax rate in 2018 was impacted by the release of valuation allowances related to Plant Nutrition South America.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

OTHER EXPENSES AND INCOME COMMENTARY: 2017 – 2018

SG&A: Decreased $3.8 million, which represented a 1.3 percentage points of sales decrease to 11.0% from 12.3%

•
The decrease in SG&A expense was primarily due to a weaker Brazilian real compared to the U.S. dollar and lower professional service fees in all three of our segments. The decrease in SG&A expense was partially offset by higher restructuring costs in 2018 due to executive transition costs of $5.1 million and higher depreciation expense related to a significant software system upgrade implemented in the second half of 2017.

Interest Expense: Increased $9.6 million to $62.5 million

•	The increase was primarily due to higher U.S. interest rates and an increase in borrowings under our revolving credit facility.

Net Earnings in Equity Investee: Increased from $0.8 million to $1 million

•	Net earnings in our equity investee increased by $0.2 million to $1 million.

37	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Other (Income) Expense, Net: Improved $13.2 million from expense of $4.4 million to income of $8.8 million

•	The increase was primarily due to foreign exchange gains of $5.8 million in 2018, compared to losses of $7.1 million in 2017.

Income Tax Expense: Decreased $51.2 million to $8.8 million

•
Income tax expense and our income tax rate decreased in 2018 due to $60.6 million recorded in 2017 related to U.S. tax reform and a tax settlement agreement related to transfer pricing (see Settlements - Note 8 to our Consolidated Financial Statements for more details), partially offset by the release of valuation allowances related to Plant Nutrition South America.

•
Our effective tax rate decreased from 58% in 2017 to 11% in 2018. Our effective tax rates were impacted by U.S. tax reform and a tax settlement agreement in 2017 related to transfer pricing and the release of valuation allowances in 2018 related to Plant Nutrition South America.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

OPERATING SEGMENT PERFORMANCE

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments for the years ended December 31, 2019, 2018 and 2017. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.
The results of operations of the consolidated records management business and other incidental revenues include sales of $9.7 million, $10.5 million and $10.2 million for 2019, 2018 and 2017, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

SALT SEGMENT RESULTS

	2019	2018	2017
Salt Sales (in millions)	$889.5	$858.1	$769.2
Salt Operating Earnings (in millions)	$168.0	$115.7	$138.0
Salt Sales Volumes (thousands of tons)
Highway deicing	8,748	9,597	8,565
Consumer and industrial	2,175	2,030	2,035
Total tons sold	10,923	11,627	10,600
Average Salt Sales Price (per ton)
Highway deicing	$62.36	$55.44	$53.13
Consumer and industrial	$158.09	$160.65	$154.34
Combined	$81.43	$73.80	$72.56

SALT SEGMENT RESULTS COMMENTARY: 2018 – 2019

•
Salt sales increased 4%, or $31.4 million, due to higher highway deicing average sales prices and higher consumer and industrial sales volumes, which was partially offset by lower highway deicing sales volumes.

•
Salt sales volumes decreased 6%, or 704,000 tons, which offset the increase in Salt segment sales by approximately $24 million. Highway deicing sales volumes decreased 9% as a result of mild weather in the U.K. when compared to the significantly above average U.K. winter weather in the first quarter of 2018 and lower North American contract volumes in the 2018-2019 bid season due primarily to lower production volumes at our Goderich mine in 2018. Consumer and industrial sales volumes increased 7% due to higher sales volumes of deicing and non-deicing products.

•
Salt average sales price increased 10% and contributed approximately $55 million to the increase in Salt segment sales due to higher highway deicing prices and product sales mix, as consumer and industrial products, which have a higher average sales price than highway deicing products, were a higher proportion of total sales in the current period.

•
Highway deicing average sales prices increased 12%, primarily as a result of the realization of higher North American highway deicing bid prices for the 2019-2020 winter season. Consumer and industrial average sales prices decreased 2% due to sales mix.

38	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•
Salt operating earnings increased 45%, or $52.3 million, due to higher highway deicing prices in 2019. Per-unit product costs were higher in 2019 due to a higher mix of consumer and industrial sales which have a higher per-unit cost. Per-unit production costs and volumes at our North American mines have improved from 2018 which was unfavorably impacted by the labor strike at the Goderich mine.

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

PLANT NUTRITION NORTH AMERICA RESULTS

	2019	2018	2017
Plant Nutrition North America Sales (in millions)	$206.2	$233.2	$210.0
Plant Nutrition North America Operating Earnings (in millions)	$22.5	$25.3	$27.7
Plant Nutrition North America Sales Volumes (thousands of tons)	317	362	327
Plant Nutrition North America Average Sales Price (per ton)	$651	$645	$642

PLANT NUTRITION NORTH AMERICA RESULTS COMMENTARY: 2018 – 2019

•	Plant Nutrition North America sales decreased 12%, or $27.0 million, primarily due to lower sales volumes.

•
Plant Nutrition North America sales volumes decreased 12%, or 45,000 tons, and reduced sales by approximately $29 million. The volume decrease was primarily the result of lower demand due to the wet weather conditions in key North American markets in the first half of 2019.

•	Plant Nutrition North America average sales prices increased 1% which partially offset the decrease in sales by approximately $2 million.

•
Plant Nutrition North America operating earnings decreased 11%, or $2.8 million, due to lower sales volumes, higher per-unit shipping and handling costs, a less favorable geographic sales mix and higher cost carryover inventory from 2018 into 2019, as compared to 2018 beginning inventory. This decrease was partially offset by lower production costs resulting from improved production yield from our pond-based feedstock.

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

•	Plant Nutrition North America average sales prices were essentially flat and contributed approximately $1 million to the increase in sales.

•	Plant Nutrition North America operating earnings decreased 9%, or $2.4 million, primarily due to an increase in

39	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

depreciation expense associated with commissioning new production assets at our Utah facility and additional potassium chloride feedstock used to boost SOP production during the first half of 2018. The decrease was partially offset by lower logistics costs and a restructuring charge of approximately $1 million that occurred in 2017.

PLANT NUTRITION SOUTH AMERICA RESULTS

	2019	2018	2017
Plant Nutrition South America Sales (in millions)	$385.1	$391.8	$375.0
Plant Nutrition South America Operating Earnings (in millions)	$40.0	$48.7	$49.1
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	452	461	432
Chemical solutions	338	300	289
Total tons sold	790	761	721
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$655	$644	$632
Chemical solutions	$264	$316	$351
Combined	$488	$515	$520

PLANT NUTRITION SOUTH AMERICA RESULTS COMMENTARY: 2018 – 2019

•	Plant Nutrition South America sales decreased 2% or $6.7 million as lower average sales prices were partially offset by higher sales volumes.

•
Plant Nutrition South America sales volumes increased 4%, or 29,000 tons, and added approximately $6 million to Plant Nutrition South America sales. Chemical solutions sales volumes increased 13% due to new water treatment business in São Paulo. Agricultural productivity sales volumes decreased 2% primarily due to lower sales through our distribution sales channel which more than offset strong growth in our direct to grower sales channel.

•
A 5% decrease in Plant Nutrition South America average sales price resulted in a decrease of approximately $13 million in Plant Nutrition South America sales. The decrease in average sales price was primarily due to a 16% decrease in chemical solutions average sales prices due to shifts in product sales mix, a weaker Brazilian real and competitive pressure for industrial and water treatment products. This decrease was partially offset by a 2% increase in agriculture product sales prices despite the weaker real.

•
Plant Nutrition South America operating earnings decreased 18%, or $8.7 million, primarily due to lower chemical solutions prices, higher raw materials input costs and continued investment in our direct to grower sales force.

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

•
Plant Nutrition South America operating earnings decreased 1%, or $0.4 million, primarily due to a weaker Brazilian real versus the U.S. dollar and a $1.9 million gain recognized in the first quarter of 2017 related to the settlement of contingent consideration for the acquisition of Compass Minerals South America. In local currency, operating earnings increased 22% over 2017 results as higher sales were partially offset by higher commodity costs.

OUTLOOK

•
Commitment volumes for our 2019-2020 North American highway deicing bid season have increased from our prior bid season. We expect Salt sales volumes to range from 11.0 million to 11.5 million tons in 2020.

•	Plant Nutrition North America sales volumes are expected to range from 340,000 to 380,000 tons in 2020.

•	We expect 2020 Plant Nutrition South America sales volumes to range from 800,000 to 900,000 tons.

40	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•
We have initiated a strategic evaluation of the long-term fit of our Plant Nutrition South America business. This evaluation could result in a variety of outcomes (see “Risk Factors—We may not successfully implement our strategies.” for more information).

Investments, Liquidity and Capital Resources
Overview
Over the last several years, we have made significant investments in order to strengthen our operational capabilities.

•
We shifted all of our Goderich mine production to continuous mining in the fourth quarter of 2017 following significant investments in this technology. Our continuous mining and haulage system at the Goderich mine is expected to provide a safer, more sustainable production environment and enhance our ability to ramp up and down to meet demand fluctuations. In addition, we are near completion of our shaft relining project at our Goderich mine, which we undertook to help secure the integrity of the mine and our hoisting capacity for the future.

•
We have invested in our Utah facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds. This included modifying our existing solar evaporation ponds to increase the annual solar harvest and increasing the extraction yield and processing capacity of our SOP plant which allows us to increase our SOP production capacity to approximately 550,000 tons when supplemental KCl feedstock is used. We also recently completed a project to expand our ability to compact product into various product grades at our Utah facility.

As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of the credit agreement governing our credit facilities, including the total leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indentures governing our 4.875% Senior Notes due July 2024 (the “4.875% Notes”) and our 6.75% Senior Notes due December 2027 (the “6.75% Notes), which limit the amount of dividends we can pay to our stockholders. We are in compliance with our debt covenants as of December 31, 2019. See Note 10 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, to pay dividends, to fund smaller acquisitions and to repay our debt. We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2019, we had $24.7 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we have experienced large changes in our working capital requirements from quarter to quarter. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. When needed, we fund short-term working capital requirements by accessing our $300 million revolving credit facility.
We have historically considered the undistributed earnings of our foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As a result, in 2018, we modified our unremitted earnings assertion and expect to repatriate approximately $150 million of unremitted foreign earnings on which income tax expense for foreign withholding tax and state income taxes of $0.9 million and $3.4 million were recorded in 2019 and 2018, respectively. All of our non-U.S. undistributed earnings through December 31, 2017 were subject to the one-time mandatory tax for which we recorded a net tax expense of $52.1 million, which is comprised of tax expense of $55.2 million in 2017 offset by a benefit of $3.1 million in 2018. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. As of December 31, 2019, we have $187.3 million of outside basis differences for which no deferred taxes have been recorded. See Note 8 to our Consolidated Financial Statements for a discussion regarding U.S. tax reform.
In addition, the amount of permanently reinvested foreign earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 8 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In 2017, we reached a settlement agreement with federal Canadian and U.S. tax authorities related to our transfer pricing for our 2007-2012 tax years. The recording of this settlement resulted in increased sales for our Canadian subsidiary of $85.7 million and increased offsetting expenses for our U.S. subsidiary in 2017 causing a domestic loss and significant foreign income. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments were made to Canadian taxing authorities of $17.5 million. The remaining liability was satisfied in 2019 with tax payments of $5.3 million. Corresponding tax refunds of $21.4 million have been received as of December 31, 2019 from U.S. taxing authorities

41	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

with the remaining refund of approximately $1.6 million expected in 2020. Additionally during 2018, we reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement with federal Canadian and U.S. tax authorities covering our 2013-2021 tax years. The recording of this settlement in 2018 resulted in increased sales for our Canadian subsidiary of $106.1 million and offsetting expenses for our U.S. subsidiary causing a domestic loss and significant foreign income in 2018. During 2019, in accordance with the settlement agreement, our U.S. subsidiary made an intercompany cash payment of $106.1 million to our Canadian subsidiary and tax payments were made to Canadian taxing authorities of $29.9 million with the remaining $1.4 million of tax payments to be paid during 2020. Corresponding tax refunds of $4.7 million were received during 2019 from U.S. taxing authorities, with the remaining $56.7 million expected in early 2020 (recorded in other current assets in our Consolidated Balance Sheets). Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Note 8 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlements.
Principally due to the nature of our deicing business, our cash flows from operations have historically been seasonal, with the majority of our cash flows from operations generated during the first half of the calendar year (see “—Seasonality” for more information). When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
The table below provides a summary our cash flows by category and year.

2019	2018	2017
Operating Activities:
Net cash flows provided by operating activities were $159.6 million.

» Net earnings were $62.5 million.

» Non-cash depreciation and amortization expense was $137.9 million.

» Working capital items were a use of operating cash flows of $59.9 million.

Net cash flows provided by operating activities were $182.3 million.

» Net earnings were $68.8 million.

» Non-cash depreciation and amortization expense was $136.9 million.

» Working capital items were a use of operating cash flows of $19.9 million.

Net cash flows provided by operating activities were $151.2 million.

» Net earnings were $42.7 million.

» Non-cash depreciation and amortization expense was $122.2 million.

» Working capital items were a use of operating cash flows of $6.9 million.

Investing Activities:
Net cash flows used by investing activities were $100.4 million. » Included $98.1 million of capital expenditures.	Net cash flows used by investing activities were $99.6 million. » Included $96.8 million of capital expenditures.	Net cash flows used by investing activities were $119.0 million. » Included $114.1 million of capital expenditures.
Financing Activities:
Net cash flows used by financing activities were $50.5 million.

» Included net proceeds from issuance of debt of $62.0 million, payments of dividends of $98.1 million and payments of $12.8 million related to deferred financing costs.

Net cash flows used by financing activities were $85.9 million.

» Included net proceeds from issuance of debt of $14.5 million, payments of dividends of $97.7 million and payments of $1.7 million related to deferred financing costs.

Net cash flows used by financing activities were $73.4 million.

» Included net proceeds from issuance of debt of $38.7 million, payments of dividends of $97.5 million and payments of $14.7 million related to contingent consideration from the Compass Minerals South America acquisition.

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
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See “Risk Factors—Our indebtedness and ability to pay our indebtedness could adversely affect our business and financial condition.” Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flow. As discussed in Note 10 to our Consolidated Financial Statements, at December 31, 2019, we had $1.43 billion of outstanding indebtedness consisting of $250.0 million under our 4.875% Notes, $500.0 million under our 6.75% Notes, $560.0 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving

42	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

credit facility), including $160.0 million borrowed against our revolving credit facility, and $120.8 million of debt related to our Plant Nutrition South American business in Brazil. Letters of credit totaling $10.5 million as of December 31, 2019 reduced available borrowing capacity under the revolving credit facility to $129.5 million. In the future, including in 2020, we may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes.
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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At December 31, 2019, we had $20.5 million of gross NOL carryforwards ($18.8 million of gross foreign federal NOL carryforwards that have no expiration date and $1.7 million of gross foreign federal NOL carryforwards that expire in 2033) and $0.3 million of net operating tax-effected state NOL carryforwards that expire beginning in 2027.
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

Off-Balance Sheet Arrangements
At December 31, 2019, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

Contractual Obligations
Our contractual cash obligations and commitments as of December 31, 2019, are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2020	2021	2022	2023	2024	Thereafter
Long-term Debt	$1,430.8	$52.1	$85.2	$21.8	$21.7	$270.0	$980.0
Interest(a)	441.8	72.7	72.4	66.2	65.3	59.5	105.7
Finance Lease Obligations(b)	9.5	1.6	1.3	1.1	1.1	1.1	3.3
Operating Leases(b)	64.9	13.0	10.0	7.5	6.3	5.3	22.8
Unconditional Purchase Obligations(c)	55.8	30.3	9.0	7.6	5.0	2.9	1.0
One-time Transition Tax Obligation	39.5	3.6	3.8	3.8	7.1	9.4	11.8
Estimated Future Pension Benefit Obligations(d)	64.1	2.9	3.0	3.0	3.1	3.2	48.9
Total Contractual Cash Obligations	$2,106.4	$176.2	$184.7	$111.0	$109.6	$351.4	$1,173.5

Other Commitments	Total	2020	2021	2022	2023	2024	Thereafter
Letters of Credit	$10.5	10.5	$—	$—	$—	$—	$—
Performance Bonds(e)	155.8	146.2	—	9.5	0.1	—	—
Total Other Commitments	$166.3	$156.7	$—	$9.5	$0.1	$—	$—

(a)
Based on maintaining existing debt balances to maturity. Interest on our credit facilities varies with the Eurodollar rate and the base rate. The December 31, 2019 blended rate of 4.0%, including the applicable spread, was used for this calculation for CMI debt. The amounts in the table do not include interest payments of approximately $6.3 million each year which may be required to be deposited with the taxing authorities if other collateral arrangements cannot be made as long as disputes with Canadian taxing authorities remain outstanding. Note 8 to our Consolidated Financial Statements provides additional information related to our Canadian tax reassessments.

(b)	We lease property and equipment under non-cancelable operating and capital leases for varying periods.

(c)	We have contracts to purchase certain amounts of electricity, equipment and raw materials. In addition, we have minimum throughput commitments in certain depots and warehouses.

(d)	Note 9 to our Consolidated Financial Statements provides additional information.

(e)	Note 12 to our Consolidated Financial Statements provides additional information.

43	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA
 Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including restructuring costs, refinancing costs and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2019	2018	2017
Net earnings	$62.5	$68.8	$42.7
Interest expense	68.4	62.5	52.9
Income tax expense	22.1	8.8	60.0
Depreciation, depletion and amortization	137.9	136.9	122.2
EBITDA	290.9	277.0	277.8
Adjustments to EBITDA:
Restructuring charges	—	—	4.3
Executive transition costs	2.3	5.1	—
Logistics impact from flooding	2.8	—	—
Other expense (income), net	11.3	(8.8)	4.4
Adjusted EBITDA	$307.3	$273.3	$286.5

In 2019, operating results included $2.8 million of additional logistics costs related to Mississippi river flooding and $2.3 million of severance and other costs related to executive transition. In 2018, we incurred $5.1 million of executive transition costs. In 2017, we incurred charges of $4.3 million related to ongoing restructuring activities. Adjusted EBITDA also includes other non-operating income, primarily foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. Our 2019 results were favorably impacted by above average winter weather while our 2017 results were unfavorably impacted by mild winter weather in the markets we serve.

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

44	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Goodwill – We test goodwill for impairment annually in the fourth quarter or more frequently if an impairment indicator is present. The quantitative impairment test requires judgment, including the identification of reporting units and the determination of fair value of each reporting unit. We determine the estimated fair value for each reporting unit based on discounted cash flow projections (income approach) and market values for comparable businesses (market approach). Under the income approach, we are required to make judgments about appropriate discount rates, long-term revenue growth rates and the amount and timing of expected future cash flows. The cash flows used in our estimates are based on the reporting unit's forecast, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Our estimates may differ from actual future cash flows. The risk adjusted discount rate used is consistent with the weighted average cost of capital of our peer companies and is intended to represent a rate of return that would be expected by a market participant. Under the market approach, market multiples are derived from market prices of stocks of companies in our peer group. The appropriate multiple is applied to the forecasted revenue and earnings before interest, taxes, depreciation and amortization of the reporting unit to obtain an estimated fair value.
As of December 31, 2019, we have recorded goodwill of $343.0 million, primarily including $55.4 million in our Plant Nutrition North America segment and $281.6 million in our Plant Nutrition South America segment. As of the October 1, 2019 annual measurement date, each segment had an estimated fair value that exceeded its carrying value. The most critical assumptions used in the calculation of the fair value are the projected revenue growth rates, long-term operating margin, working capital requirements, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in our fair value estimates is consistent with our operating plan and is dependent on the successful execution of our long-term business plan, overall industry growth rates and the competitive environment. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the future financial performance falls below our expectations or there are negative revisions to significant assumptions, or if our market capitalization declines, we may need to record a non-cash goodwill impairment charge in a future period.

Mineral Interests – As of December 31, 2019, we maintained $123.8 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue.
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

45	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

We have elected to account for Global Intangible Low-Taxed Income (“GILTI”) in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

Taxes on Foreign Earnings – Our 2018 and 2017 effective tax rates include a tax benefit of $3.1 million and tax expense of $55.2 million, respectively, related to the one-time mandatory tax on non-U.S. undistributed earnings deemed repatriated under U.S tax reform. During 2018, we changed our permanently reinvested assertion and now expect to repatriate approximately $150 million of unremitted foreign earnings, which was subjected to the one-time mandatory tax under U.S. tax reform. Income tax expense of $0.9 million and $3.4 million were recorded in 2019 and 2018, respectively, for foreign withholding tax and state income taxes. We consider all remaining non-U.S. earnings to be permanently reinvested outside the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of December 31, 2019, we have approximately $187.3 million of outside basis differences on which no deferred taxes have been recorded.

U.K. Pension Plan – We have a defined benefit pension plan covering some of our current and former employees in the U.K.  The U.K. pension plan was closed to new participants in 1992. As we elected to freeze our pension plan, we ceased to accrue future benefits under the plan beginning December 1, 2008. We select the actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding or to increase pension expense or our pension liability. A decrease of 25 basis points in our discount rate would have increased our projected benefit obligation as of December 31, 2019, by approximately $2.2 million and would decrease our net periodic pension benefit for 2019 by approximately $0.3 million. A decrease of 25 basis points in our expected return on assets assumption as of December 31, 2019, would decrease our net periodic benefit for 2019 by approximately $0.2 million.
We set our discount rate for our U.K. pension plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over the next 15 to 20 years. Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the pension plan’s available assets and when special early retirement payments or other inducements are made to pensioners. Contributions totaled $1.7 million, $0.7 million and $0.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. If supplemental benefits were approved and granted under the provisions of the plan, or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits. See Note 9 to our Consolidated Financial Statements for additional discussion of our pension plan.

Other Significant Accounting Policies – Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our consolidated financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of inventory reserves, equity compensation instruments, intangible assets, legal reserves, derivative instruments and environmental accruals require judgments on complex matters.

Effects of Currency Fluctuations and Inflation
 Our operations outside of the U.S. are conducted primarily in Canada, Brazil and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars, Brazilian reais and British pounds sterling also being significant. We generated 44% of our 2019 sales in foreign currencies, and we incurred 45% of our 2019 total operating expenses in foreign currencies. Additionally, we have approximately $1.06 billion of net assets denominated in foreign currencies. In 2017, the average rate for the U.S. dollar strengthened against the Brazilian real and weakened against the British pound and the Canadian dollar. In 2018 and 2019, the average rate for the U.S. dollar strengthened against the Brazilian real, the Canadian dollar and the British pound sterling. Significant changes in the value of the Canadian dollar, Brazilian real or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on our operations, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries and countries in which we operate.

46	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Interest Rate Risk
As of December 31, 2019, we had $560.0 million of debt outstanding under our credit agreement (consisting of term loans and revolving credit facility) and $120.8 million of debt related to our Plant Nutrition South America business in Brazil, bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of debt outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $6.8 million based upon our debt outstanding as of December 31, 2019. Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2019, a significant portion of the investments in the U.K. pension plan are in bond funds. Changes in interest rates could impact the value of the investments in the pension plan.

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
Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have a minimal impact on our operating earnings for the year ended December 31, 2019. Actual changes in market prices or rates will differ from hypothetical changes.
Our subsidiary in Brazil has U.S. dollar denominated debt. We have entered into foreign currency swap agreements to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, the subsidiary’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than the subsidiary’s functional currency. We may either continue to hedge this exposure or borrow in Brazilian reais to meet the capital needs of our Brazilian operations.

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

47	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2019, the amount of natural gas hedged with derivative contracts totaled 2.8 million MMBtus, of which 2.0 million MMBtus will expire within one year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2019 would have increased our cost of sales by approximately $0.4 million. Actual results will vary due to actual changes in market prices and consumption.
We are subject to increases and decreases in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. We may engage in hedging operations, including forward contracts, to reduce our exposure to changes in our transportation cost due to changes in the cost of fuel in the future. Our historical results do not reflect any direct fuel hedging activity. However, hedging operations may not eliminate or substantially reduce the risks associated with changes in our transportation costs. Due to the difficulty in meeting all of the requirements for hedge accounting under current U.S. GAAP, any such cash flow hedges of transportation costs would likely be accounted for by marking the hedges to market at each reporting period. We do not engage in hedging for speculative investment purposes.

48	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

49	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

50	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Valuation of Goodwill
Description of the Matter
At December 31, 2019, the Company’s consolidated goodwill was $343.0 million, of which $281.6 million is recorded within the Company’s Plant Nutrition South America segment and $55.4 million is recorded in the Company’s Plant Nutrition North America segment. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if indicators exist, at the reporting unit level. The Company uses both qualitative and quantitative methods to test goodwill for impairment, as deemed appropriate. The Company’s goodwill is initially assigned to its reporting units on the acquisition date at its determined fair value.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the significant estimation required in determining the fair value of the Company’s Plant Nutrition South America and Plant Nutrition North America reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital at the impairment assessment date and projected revenue growth rates, operating margins, working capital requirements and the Company’s terminal growth rates which are affected by expectations about future market or economic conditions. Additionally, there were significant judgments around the Company’s selection of guideline company market multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over management's review of the significant assumptions (e.g., weighted average cost of capital, projected revenue growth rates, operating margins, working capital requirements, the Company’s terminal growth rates, and selection of guideline company market multiples) used to develop the prospective financial information (PFI) and guideline company data for the quantitative analysis. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company’s Plant Nutrition South America and Plant Nutrition North America reporting units, we performed audit procedures that included, among others, assessing the fair value methodologies utilized and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. We involved our specialists to assist in the review of the Company’s model, method, and the more sensitive assumptions such as the weighted average cost of capital and terminal growth rate assumptions. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of all of the Company’s reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Kansas City, Missouri
February 26, 2020

51	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Compass Minerals International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Kansas City, Missouri
February 26, 2020

52	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$34.7	$27.0
Receivables, less allowance for doubtful accounts of $10.7 in 2019 and $9.9 in 2018	342.4	311.6
Inventories	311.5	266.6
Other	96.4	116.0
Total current assets	785.0	721.2
Property, plant and equipment, net	1,030.8	1,052.0
Intangible assets, net	103.0	115.9
Goodwill	343.0	350.8
Investment in equity investee	24.9	24.5
Other	156.5	103.5
Total assets	$2,443.2	$2,367.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$52.1	$43.5
Accounts payable	126.2	111.3
Accrued salaries and wages	34.4	31.8
Income taxes payable	10.4	32.1
Accrued interest	11.3	9.7
Accrued expenses and other current liabilities	61.5	54.9
Total current liabilities	295.9	283.3
Long-term debt, net of current portion	1,363.9	1,321.2
Deferred income taxes, net	89.9	100.8
Other noncurrent liabilities	163.9	122.4
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	117.1	110.1
Treasury stock, at cost — 1,481,611 shares at December 31, 2019 and 1,513,808 shares at December 31, 2018	(3.2)	(2.9)
Retained earnings	607.4	643.5
Accumulated other comprehensive loss	(192.1)	(210.9)
Total stockholders' equity	529.6	540.2
Total liabilities and stockholders' equity	$2,443.2	$2,367.9

The accompanying notes are an integral part of the consolidated financial statements.

53	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2019	2018	2017
Sales	$1,490.5	$1,493.6	$1,364.4
Shipping and handling cost	312.5	320.0	267.5
Product cost	841.2	879.7	770.3
Gross profit	336.8	293.9	326.6
Selling, general and administrative expenses	173.2	163.6	167.4
Operating earnings	163.6	130.3	159.2
Other expense (income):
Interest expense	68.4	62.5	52.9
Net earnings in equity investee	(0.7)	(1.0)	(0.8)
Other, net	11.3	(8.8)	4.4
Earnings before income taxes	84.6	77.6	102.7
Income tax expense	22.1	8.8	60.0
Net earnings	$62.5	$68.8	$42.7
Basic net earnings per common share	$1.82	$2.02	$1.25
Diluted net earnings per common share	$1.81	$2.02	$1.25
Weighted-average common shares outstanding (in thousands):
Basic	33,882	33,848	33,819
Diluted	33,882	33,848	33,820

The accompanying notes are an integral part of the consolidated financial statements.

54	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

	For the Year Ended December 31,
(In millions)	2019	2018	2017
Net earnings	$62.5	$68.8	$42.7
Other comprehensive income (loss):
Unrealized loss from change in pension costs, net of tax of $0.5, $0.1 and $0.0 in 2019, 2018 and 2017, respectively	(2.4)	(0.6)	(0.2)
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.1), $(0.2) and $0.8 in 2019, 2018 and 2017, respectively	0.1	0.4	(1.5)
Cumulative translation adjustment	21.1	(132.6)	28.7
Comprehensive income (loss)	$81.3	$(64.0)	$69.7

The accompanying notes are an integral part of the consolidated financial statements.

55	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$0.4	$97.1	$(3.0)	$727.5	$(104.9)	$717.1
Comprehensive income				42.7	27.0	69.7
Dividends on common stock/equity awards ($2.88 per share)		0.2		(97.7)		(97.5)
Shares issued for stock units		(0.1)	0.1			—
Stock options exercised		0.3				0.3
Stock-based compensation		5.0				5.0
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6
Comprehensive income (loss)				68.8	(132.8)	(64.0)
Stranded tax effect from tax reform				0.2	(0.2)	—
Dividends on common stock/equity awards ($2.88 per share)		0.3		(98.0)		(97.7)
Stock-based compensation		7.3				7.3
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$643.5	$(210.9)	$540.2
Comprehensive income				62.5	18.8	81.3
Cumulative effect of change in accounting principle				(0.1)		(0.1)
Dividends on common stock/equity awards ($2.88 per share)		0.4		(98.5)		(98.1)
Stock-based compensation		6.6				6.6
Shares issued for stock units, net of shares withheld for taxes			(0.3)			(0.3)
Balance, December 31, 2019	$0.4	$117.1	$(3.2)	$607.4	$(192.1)	$529.6

The accompanying notes are an integral part of the consolidated financial statements.

56	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2019	2018	2017
Cash flows from operating activities:
Net earnings	$62.5	$68.8	$42.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	137.9	136.9	122.2
Finance fee amortization	2.8	2.2	2.2
Refinancing of long-term debt	0.3	—	—
Stock-based compensation	6.3	7.8	5.0
Deferred income taxes	(11.8)	(16.7)	(16.5)
Net earnings in equity investee	(0.7)	(1.0)	(0.8)
Gain on settlement of acquisition-related contingent consideration	—	—	(1.9)
Unrealized foreign exchange loss	15.0	0.1	4.6
Other, net	7.2	4.1	0.6
Changes in operating assets and liabilities:
Receivables	(31.3)	16.4	(22.7)
Inventories	(45.4)	(16.8)	(5.9)
Other assets	23.9	(18.4)	(72.8)
Accounts payable and accrued expenses and other current liabilities	(12.1)	21.1	(3.6)
Other liabilities	5.0	(22.2)	98.1
Net cash provided by operating activities	159.6	182.3	151.2
Cash flows from investing activities:
Capital expenditures	(98.1)	(96.8)	(114.1)
Other, net	(2.3)	(2.8)	(4.9)
Net cash used in investing activities	(100.4)	(99.6)	(119.0)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	574.1	457.4	295.8
Principal payments on revolving credit facility borrowings	(611.1)	(429.1)	(232.0)
Proceeds from issuance of long-term debt	1,001.8	54.3	98.7
Principal payments on long-term debt	(902.8)	(68.1)	(123.8)
Dividends paid	(98.1)	(97.7)	(97.5)
Acquisition-related contingent consideration payment	—	—	(14.7)
Premium and other payments to refinance debt	—	—	(0.2)
Deferred financing costs	(12.8)	(1.7)	(0.7)
Shares withheld to satisfy employee tax obligations	(0.3)	—	—
Proceeds from stock option exercises	—	—	0.3
Other, net	(1.3)	(1.0)	0.7
Net cash used in financing activities	(50.5)	(85.9)	(73.4)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(6.4)	0.4
Net change in cash and cash equivalents	7.7	(9.6)	(40.8)
Cash and cash equivalents, beginning of the year	27.0	36.6	77.4
Cash and cash equivalents, end of period	$34.7	$27.0	$36.6

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$60.7	$52.1	$42.7
Income taxes paid, net of refunds	$33.9	$38.3	$27.2

The accompanying notes are an integral part of the consolidated financial statements.

57	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.    ORGANIZATION AND FORMATION

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, “CMP,” “Compass Minerals” or the “Company”), is a leading producer of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Its salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Its plant nutrition business manufactures an innovative and diverse portfolio of products that improve the quality and yield of crops, while supporting sustainable agriculture. Additionally, its specialty chemical business serves the water treatment industry and other industrial processes. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, sulfate of potash (“SOP”), secondary nutrients and micronutrients; and specialty chemicals. The Company’s production sites are located in the United States (“U.S.”), Canada, Brazil and the United Kingdom (“U.K.”). The Company also provides records management services in the U.K.
CMI is a holding company with no operations other than those of its subsidiaries.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates:
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) as included in the Accounting Standards Codification requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of Consolidation:
The Company’s consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

c. Reclassifications:
The Company has made reclassifications of prior year amounts in Consolidated Statements of Cash Flows to conform to current year presentation.

d. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss. The Company recorded foreign exchange (losses) gains of $(1.2) million, $(56.5) million and $5.8 million in 2019, 2018 and 2017, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature. Aggregate exchange gains (losses) from transactions denominated in a currency other than the functional currency, which are included in other expense (income), for the years ended December 31, 2019, 2018 and 2017, were $13.0 million, $(5.8) million and $7.1 million, respectively.

e. Revenue Recognition:
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new revenue recognition guidance. The guidance provides a single, comprehensive model for recognizing revenue from contracts with customers. The new revenue recognition model supersedes existing guidance and requires revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. The Company adopted the guidance effective January 1, 2018 using the modified retrospective transition method, which requires the cumulative effect of adoption, if any, to be recognized as an adjustment to opening retained earnings in the period of adoption. The Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. As a result, the Company did not identify any material differences in the amount and timing of revenue recognition for its revenue streams. Accordingly, the Company did not record any transition adjustment upon adoption of the new guidance. Under the new standard, substantially all of the Company’s revenue is recognized at a point in time when control of the goods transfers to the customer.
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

58	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

g. Accounts Receivable and Allowance for Doubtful Accounts:
Receivables consist almost entirely of trade accounts receivable. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing trade accounts receivable. The Company determines the allowance based on historical write-off experience by business line and a current assessment of its portfolio, including information regarding individual customers. The Company reviews its past due account balances for collectability and adjusts its allowance for doubtful accounts accordingly. Account balances are charged off against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered.
In the latter half of 2019, the Company sold approximately $16.4 million of receivables for $15.6 million. The proceeds of these transactions were used to refinance Brazilian loans (see Note 10). The Company is contingently liable for up to 20% of the 2019 receivables balance up to $2.7 million if the banks are unable to collect on these accounts. In the latter half of 2018, the Company sold approximately $32.7 million of receivables for $30.4 million in cash. The Company does not believe the amount which may ultimately be payable for any unpaid receivables to be material to its consolidated financial statements. The Company has no further involvement with these accounts.

h. Inventories:
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

i. Other Current Assets:
In the fourth quarter of 2015, the Company began marketing certain assets used in farming operations. Management remains committed to sell these assets, and the assets continue to be marketed at a reasonable price. The Company has performed an impairment analysis and concluded that the fair market value of these assets exceeds their carrying value. These assets have been recorded in other current assets in the Consolidated Balance Sheets as of December 31, 2019 and 2018. The amounts classified as held for sale as of December 31, 2019 and 2018 of $7.2 million and $8.0 million, respectively, include water rights of approximately $5.2 million with the remaining balance consisting of property, plant and equipment. In addition, other current assets as of December 31, 2019 and 2018 include $58.3 million and $81.5 million, respectively, of tax refunds from U.S. taxing authorities pursuant to the tax settlement with Canadian and U.S. tax authorities described in Note 8. The remaining other amounts included in other current assets as of December 31, 2019 and 2018, respectively, consist principally of prepaid expenses.

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

59	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

for the leased probable mineral reserves is 91 years as of December 31, 2019. The Company also owns other mineral properties. The weighted average life for the probable owned mineral reserves is 37 years as of December 31, 2019 based upon management’s current production estimates.
Buildings and structures are depreciated on a straight-line basis over lives generally ranging from 10 to 30 years. Portable buildings generally have shorter lives than permanent structures. Leasehold and building improvements typically have shorter estimated lives of 5 to 20 years or lower based on the life of the lease to which the improvement relates.
The Company’s fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of the Company’s different classes of property, plant and equipment:

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	5 to 40
Machinery and equipment – vehicles	3 to 10
Machinery and equipment – other mining and production	3 to 50
Office furniture and equipment	3 to 10
Mineral interests	20 to 99

The Company has finance leases which are recorded in property, plant and equipment at the beginning of the lease at the lower of the fair value of the leased property or the present value of the minimum lease payments. Lease payments are recorded as interest expense and a reduction of the lease liability. A finance lease asset is depreciated over the lower of its useful life or the lease term.
The Company has capitalized computer software costs of $16.0 million and $23.6 million as of December 31, 2019 and 2018, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over five years. The Company recorded $6.6 million, $7.3 million and $4.7 million of amortization expense related to capitalized computer software for 2019, 2018 and 2017, respectively.
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
The Company’s Brazilian subsidiary holds a 50% interest in Fermavi Eletroquímica Ltda. (“Fermavi”). Fermavi, which was founded in 1987, is a Brazilian corporation with headquarters in Varginha, Minas Gerais, Brazil, and its operations focus on the production and sale of manganese-based products. The Company’s investment in Fermavi was recorded at its estimated fair value in conjunction with the preliminary purchase price allocation as of the date the Company completed the full acquisition of Compass Minerals América do Sul Indústria e Comércio S.A. (“Compass Minerals South America”), which was in excess of the book value of net assets acquired. This basis difference was approximately $4 million as of December 31, 2019 and 2018. The portion of the basis differences related to tangible and intangible assets will be amortized over their remaining useful lives, as appropriate. The Company accounts for its investment in Fermavi under the equity method of accounting.

60	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

m. Other Noncurrent Assets:
Other noncurrent assets include certain inventories of spare parts and related inventory, net of reserve, of $31.0 million and$32.4 million at December 31, 2019 and 2018, respectively, which will be utilized with respect to long-lived assets. As of December 31, 2019, other noncurrent assets also include net operating lease assets of $53.7 million related to the implementation of the new leasing standard which became effective on January 1, 2019.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 9. As of December 31, 2019 and 2018, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $1.4 million and $1.8 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets. The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense (income), net in the Consolidated Statements of Operations.

n. Income Taxes:
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

o. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts reserved for environmental matters were not material at December 31, 2019 or 2018.

p. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the Company’s Board of Directors, whereby stock options, restricted stock units, performance stock units, deferred stock units and shares of common stock are granted to the Company’s employees and directors. See Note 13 for additional discussion.

q. Earnings per Share:
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

61	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

stock method is calculated assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock.

r. Derivatives:
The Company is exposed to the impact of fluctuations in foreign exchange and interest rates on its borrowings and fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of these risks through the use of derivative agreements.
The Company accounts for derivative financial instruments in accordance with applicable U.S. GAAP, which requires companies to record derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the statements of operations. Until the effective portion of a derivative’s change in fair value is recognized in the statement of operations, the change in fair value is recognized in comprehensive income. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.

s. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S. and throughout Canada and the U.K. The Company’s plant nutrition products are sold across the Western Hemisphere and globally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three-year period ended December 31, 2019, or more than 10% of accounts receivable at December 31, 2019 or 2018.

t. Recent Accounting Pronouncements:
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
In August 2017, the FASB issued guidance which amends the current hedge accounting model and requires certain new or modified disclosures to enable entities to better portray the economics of their risk management activities in their financial statements. The modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments. The amendments also require new tabular disclosures related to cumulative basis adjustments for fair value hedges. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, although early adoption is permitted. The Company adopted this guidance effective January 1, 2019. The adoption did not have a material effect on the Company’s consolidated financial statements.
In January 2017, the FASB issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
In June 2016, the FASB issued guidance for estimating credit losses on certain types of financial instruments, including trade accounts receivable, by introducing an approach based on expected losses. The expected loss approach will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, requires a modified retrospective transition method and early adoption is permitted. The Company is currently assessing the impact of this guidance, however, it does not expect this guidance to have a material impact on its consolidated financial statements.

62	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

3.    REVENUES

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
See Note 15 for disaggregation of revenue by segment, type and geographical region.

63	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

4.     LEASES

In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset, and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. The Company adopted this guidance on January 1, 2019, using a modified retrospective transition method, which required the cumulative effect of this change in accounting of $0.1 million to be recorded as an adjustment to beginning retained earnings. The Company’s 2018 consolidated financial statements were not recast under the new guidance and therefore, these amounts are not presented. The Company elected the package of transition provisions available for existing contracts, which allowed entities to carryforward the historical assessment of whether the contract contained a lease and the lease classification.
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
The depreciable lives of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. In these instances, the assets are depreciated over the useful life of the asset.
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
The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheets Location	December 31, 2019
Assets
Operating lease assets	Other assets	$53.7
Finance lease assets	Property, plant and equipment, net	5.8
Total leased assets		$59.5
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$12.8
Finance	Accrued expenses and other current liabilities	1.1
Noncurrent liabilities:
Operating	Other noncurrent liabilities	41.0
Finance	Other noncurrent liabilities	6.2
Total lease liabilities		$61.1

64	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s components of lease cost are as follows (in millions):

Twelve Months Ended December 31, 2019
Finance lease cost:
Amortization of lease assets	$1.1
Interest on lease liabilities	0.6
Operating lease cost	19.2
Variable lease cost(a)	18.8
Net lease cost	$39.7

(a)	Short-term leases are immaterial and included in variable lease cost.

Rental expense, net of sublease income, was $29.9 million, $24.3 million and $22.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Maturities of lease liabilities under the new guidance (“Topic 842”) are as follows (in millions):

Topic 842
December 31, 2019	Operating Leases	Finance Leases	Total
2020	$13.0	$1.6	$14.6
2021	10.0	1.3	11.3
2022	7.5	1.1	8.6
2023	6.3	1.1	7.4
2024	5.3	1.1	6.4
After 2024	22.8	3.3	26.1
Total lease payments	64.9	9.5	74.4
Less: Interest	(11.1)	(2.2)	(13.3)
Present value of lease liabilities	$53.8	$7.3	$61.1

The Company’s annual aggregate future minimum annual rental payments under the previous guidance (“Topic 840”) as of December 31, 2018 were as follows (in millions):

Topic 840
December 31, 2018	Operating Leases	Finance Leases	Total
2019	$16.4	$2.3	$18.7
2020	10.6	1.8	12.4
2021	5.7	1.3	7.0
2022	4.4	1.1	5.5
2023	3.6	1.1	4.7
After 2023	14.3	4.6	18.9
Total lease payments	$55.0	$12.2	$67.2

Supplemental lease term and discount rate information related to leases is as follows:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.7
Finance leases	7.2
Weighted-average discount rate
Operating leases	4.3%
Finance leases	7.6%

65	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Supplemental cash flow information related to leases is as follows (in millions):

Twelve Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$18.9
Operating cash flows from finance leases	0.6
Financing cash flows from finance leases	1.3
Leased assets obtained in exchange for new operating lease liabilities	20.3
Leased assets obtained in exchange for new finance lease liabilities	0.2

5.    INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2019	2018
Finished goods	$235.3	$202.2
Raw materials and supplies	76.2	64.4
Total inventories	$311.5	$266.6

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2019	2018
Land, buildings and structures and leasehold improvements	$596.0	$580.7
Machinery and equipment	1,001.9	983.2
Office furniture and equipment	60.7	54.4
Mineral interests	171.1	168.1
Construction in progress	141.3	118.3
	1,971.0	1,904.7
Less accumulated depreciation and depletion	(940.2)	(852.7)
Property, plant and equipment, net	$1,030.8	$1,052.0

The cost of leased property, plant and equipment under finance leases included above was $9.2 million and accumulated depreciation was $3.4 million as of December 31, 2019. The cost of leased property, plant and equipment under capital leases included above was $10.1 million and accumulated depreciation was $2.7 million as of December 31, 2018.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization as of December 31, 2019 and 2018 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer/Distributor Relationships	Lease Rights	Trade Names	Developed Technologies	Patents	Other	Total
December 31, 2019
Gross intangible asset	$27.9	$24.3	$12.7	$1.7	$36.8	$32.8	$16.0	$1.3	$153.5
Accumulated amortization	(5.0)	(15.6)	(6.1)	(0.5)	(10.9)	(21.7)	(8.1)	(0.9)	(68.8)
Net intangible assets	$22.9	$8.7	$6.6	$1.2	$25.9	$11.1	$7.9	$0.4	$84.7

66	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Supply Agreement	SOP Production Rights	Customer/Distributor Relationships	Lease Rights	Trade Names	Developed Technologies	Patents	Other	Total
December 31, 2018
Gross intangible asset	$26.6	$24.3	$12.5	$1.6	$37.5	$33.8	$15.1	$1.3	$152.7
Accumulated amortization	(4.3)	(14.7)	(4.9)	(0.4)	(7.6)	(16.1)	(6.3)	(0.7)	(55.0)
Net intangible assets	$22.3	$9.6	$7.6	$1.2	$29.9	$17.7	$8.8	$0.6	$97.7

The estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	4-7 years
Lease rights	25 years
Customer and distributor relationships	10-14 years
Trademarks	10 years
Noncompete agreements	5 years
Trade names	10-11 years

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $13.6 million in 2019, $15.0 million in 2018 and $16.2 million in 2017 and is projected to be between $6 million and $13 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is 19 years.
In addition, the Company had water rights of $17.7 million as of December 31, 2019 and 2018, and trade names of $0.6 million and $0.5 million as of December 31, 2019 and 2018, respectively, which have indefinite lives.
The Company has goodwill of $343.0 million and $350.8 million as of December 31, 2019 and 2018, respectively, in its Consolidated Balance Sheets. The Company has recorded goodwill of $55.4 million and $52.6 million as of December 31, 2019 and 2018, respectively, in its Plant Nutrition North America segment. Additionally, the Company has recorded goodwill of $281.6 million and $292.3 million as of December 31, 2019 and 2018, respectively, in its Plant Nutrition South America segment. The remaining amounts in both periods were immaterial and recorded in its corporate and other and Salt segment. The decrease in the balance of goodwill from December 31, 2018 was due to changes in foreign currency exchange rates.

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

Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted the Act (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a quasi-territorial tax system with a one-time mandatory tax on previously deferred foreign earnings. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Act. In 2017, the Company recorded a reasonable estimated net charge of $46.8 million, consisting of $55.2 million related to the one-time mandatory tax on unremitted foreign earnings, offset by an $8.4 million benefit related to the remeasurement of the Company’s deferred tax liabilities at the new income tax rate. During 2018, the Company finalized the accounting for the enactment of the Act and recorded a tax benefit of $3.0 million, consisting of a $3.1 million tax benefit related to the one-time mandatory tax on unremitted foreign earnings offset by a $0.1 million charge related to the remeasurement of the Company’s deferred tax liabilities. Both the 2017 and 2018 tax effects of the Act are included in income tax expense in the Company’s Consolidated Statements of Operations.
Although the unremitted foreign earnings subjected to the one-time mandatory tax on unremitted foreign earnings would not be subject to additional U.S. federal income tax, the Company must still account for the tax consequences of outside basis differences and other tax impacts of our investments in non-U.S. subsidiaries. As the Company was still evaluating how the Act would impact its existing indefinite reinvestment assertion as of December 31, 2017, no deferred tax impacts for this item were recorded in 2017.

67	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In 2018, the Company modified its unremitted earnings assertion and expects to repatriate approximately $150 million. Tax expense of $0.9 million and $3.4 million were recorded in 2019 and 2018, respectively, on these amounts. All remaining unremitted earnings of non-U.S. subsidiaries and outside basis differences are considered permanently reinvested.
The following table summarizes the Company’s income tax provision related to earnings for the years ended December 31 (in millions):

	2019	2018	2017
Current:
Federal	$5.3	$8.1	$0.5
State	2.0	4.3	(9.8)
Foreign	26.6	13.1	85.8
Total current	33.9	25.5	76.5
Deferred:
Federal	(7.2)	(8.6)	(4.4)
State	(1.9)	(0.5)	(0.5)
Foreign	(2.7)	(7.6)	(11.6)
Total deferred	(11.8)	(16.7)	(16.5)
Total provision for income taxes	$22.1	$8.8	$60.0

The following table summarizes components of earnings before taxes and shows the tax effects of significant adjustments from the expected tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2019	2018	2017
U.S. income (loss)	$31.7	$(80.6)	$(41.2)
Foreign income	52.9	158.2	143.9
Earnings before income taxes	$84.6	$77.6	$102.7
Computed tax at the U.S. federal statutory rate of 21% in 2019 and 2018, 32.7% in 2017	17.8	16.3	33.6
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	10.2	0.9	1.6
Percentage depletion in excess of basis	(5.8)	(4.7)	(6.4)
Other domestic tax reserves, net of reversals	0.2	1.5	—
State income taxes, net of federal income tax benefit	—	2.1	0.8
Change in valuation allowance on deferred tax asset	0.2	(5.7)	(23.9)
Interest expense recognition differences	(3.5)	(3.6)	(5.6)
Tax Cuts and Jobs Act of 2017	1.6	(3.0)	46.8
Tax on repatriated amounts	0.9	3.4	—
Transfer pricing settlement with taxing authorities	—	2.2	13.8
Other, net	0.5	(0.6)	(0.7)
Provision for income taxes	$22.1	$8.8	$60.0
Effective tax rate	26%	11%	58%

68	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	2019	2018
Deferred tax assets:
Reluz Nordeste Indústria e Comércio Ltda net operating loss carryforwards	$0.6	$0.6
Compass Minerals South America net operating loss carryforwards	3.3	7.0
Excess interest expense	14.9	—
Foreign tax credit	38.1	—
Right of use lease liability	11.1	—
Stock-based compensation	2.3	—
Other, net	16.5	6.8
Total deferred tax assets before valuation allowance	86.8	14.4
Valuation allowance	(39.8)	(0.6)
Total deferred tax assets	47.0	13.8
Deferred tax liabilities to be netted with deferred tax assets:
Property, plant and equipment	21.2	—
Right of use lease asset	11.1	—
Other, net	1.0	—
Total deferred tax liabilities to be netted with deferred tax assets	33.3	—
Net noncurrent deferred tax assets	$13.7	$13.8

Deferred tax assets to be netted with deferred tax liabilities:
Foreign tax credit	$—	$38.2
Net operating loss carryforwards	2.2	2.1
Stock-based compensation	—	2.9
Right of use lease liability	0.9	—
Other, net	2.1	11.3
Total deferred tax assets before valuation allowance	5.2	54.5
Valuation allowance	(1.4)	(40.3)
Total deferred tax assets to be netted with deferred tax liabilities	3.8	14.2
Deferred tax liabilities:
Property, plant and equipment	63.7	82.3
Intangible asset	29.1	32.7
Right of use lease asset	0.9	—
Total deferred tax liabilities	93.7	115.0
Net deferred tax liabilities	$89.9	$100.8

Note - U.S. GAAP requires the netting of assets and liabilities by jurisdiction. In 2019, the U.S. deferred taxes netted to an overall asset, however in 2018, they netted to an overall liability.

At December 31, 2019 and 2018, the Company had $18.8 million and $27.2 million, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $1.7 million and $1.2 million, respectively, of gross foreign federal NOL carryforwards which expire in 2033 and $0.3 million and $0.2 million, respectively, of net operating tax-effected state NOL carryforwards which will expire beginning in 2027.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. During 2018, the Company determined it is more likely than not that all of its Brazilian deferred tax assets acquired in connection with the acquisition of Compass Minerals South America will be used to reduce taxable income. As a result, the Company released the remaining $7.2 million of valuation allowances during the year

69	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ending December 31, 2018. During 2017, the Company released approximately $25 million of valuation allowances related to its acquisition of Compass Minerals South America. As of December 31, 2019 and 2018, the Company’s valuation allowance was $41.2 million and $40.9 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S., Canadian and Brazilian operations. If favorably resolved, $37.4 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $0.3 million in the next twelve months largely as a result of tax returns being closed to future audits. In the fourth quarter of 2019, the Company’s income tax expense included a benefit of approximately $0.3 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2019	2018	2017
Unrecognized tax benefits:
Balance at January 1	$50.9	$67.4	$20.7
Additions resulting from current year tax positions	0.2	8.0	1.3
Additions relating to tax positions taken in prior years	4.5	2.6	51.7
Reductions due to settlements	—	(25.0)	(4.5)
Reductions due to cash payments	(7.5)	—	—
Reductions relating to tax positions taken in prior years	(0.4)	(0.3)	(1.4)
Reductions due to expiration of tax years	(0.3)	(1.8)	(0.4)
Balance at December 31	$47.4	$50.9	$67.4

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the years ended December 31, 2019, 2018 and 2017, the Company accrued interest and penalties, net of reversals, of $4.6 million, $(2.1) million and $11.9 million, respectively. As of December 31, 2019 and 2018, accrued interest and penalties included in the Consolidated Balance Sheets totaled $20.3 million and $15.8 million, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, in 2018, the Company revised its permanently reinvested assertion and now expects to repatriate approximately $150 million of unremitted foreign earnings on which it recorded $0.9 million and $3.4 million of income tax expense in 2019 and 2018, respectively, for foreign withholding tax and state income taxes. The Company intends to continue its permanently reinvested assertion on the remaining undistributed earnings of its foreign subsidiaries indefinitely. As of December 31, 2019, the Company has approximately $187.3 million of outside basis differences on which no deferred taxes have been recorded as the determination of the unrecognized deferred taxes is not practicable.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2014. The reassessments are a result of ongoing audits and total approximately $130.5 million, including interest, through December 31, 2019. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $98.4 million performance bond and has paid $38.2 million (most of which is recorded in other assets in the Consolidated Balance Sheets), which is necessary to proceed with future appeals or litigation.
The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

70	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of December 31, 2019, the Company believes it has adequately reserved for these reassessments.
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
In 2017, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing for its 2007-2012 tax years. As a result of this settlement, the Company recognized $13.8 million of tax expense in its 2017 Consolidated Statement of Operations related to the Company’s Canadian tax positions for the years 2007-2016. The recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $85.7 million and increased offsetting expenses for its U.S. subsidiary in 2017 causing a domestic loss and significant foreign income. During 2018, in accordance with the agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments were made to Canadian taxing authorities of $17.5 million. The remaining liability was satisfied in 2019 with tax payments of $5.3 million. Corresponding tax refunds of $21.4 million have been received as of December 31, 2019 from U.S. taxing authorities with the remaining refund of approximately $1.6 million expected in 2020. Additionally, the reassessed Canadian tax, penalties and interest for the Company for years 2007 and 2008 of approximately $34.2 million are effectively resolved.
In 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The tax expense was previously recognized in 2017, however the recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $106.1 million and offsetting expenses for its U.S. subsidiary in 2018 causing a domestic loss and significant foreign income. During 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments were made to Canadian taxing authorities of $29.9 million, with the remaining $1.4 million of tax payments to be paid during 2020. Corresponding tax refunds of $4.7 million were received during 2019 from U.S. taxing authorities, with the remaining $56.7 million expected in early 2020 (recorded in other current assets in its Consolidated Balance Sheets).

9.    PENSION PLANS AND OTHER BENEFITS

The Company has a defined benefit pension plan for certain of its U.K. employees. Benefits of this pension plan are based on a combination of years of service and compensation levels. This plan was closed to new participants in 1992. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the pension plan concurrent with the establishment of a defined contribution plan for these employees. In addition, the Company has a defined benefit plan with certain Compass Minerals South America employees. The pension assets, obligations and net pension expense related to this plan are immaterial.
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

71	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Plan Assets at December 31,
Asset Category	2019	2018
Cash and cash equivalents	3%	3%
Blended funds	51%	32%
Bond funds	46%	45%
Insurance policy	—	20%
Total	100%	100%

The fair value of the Company’s U.K. pension plan assets at December 31, 2019 and 2018 by asset category (see Note 14 for a discussion regarding fair value measurements) are as follows (in millions):

	Market Value at December 31, 2019	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.9	$1.9	$—	$—
Blended funds(b)	33.6	—	33.6	—
Bond funds(c):
Treasuries	30.1	—	30.1	—
Total Pension Assets	$65.6	$1.9	$63.7	$—

	Market Value at December 31, 2018	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.9	$1.9	$—	$—
Blended funds(b)	19.6	—	19.6	—
Bond funds(c):
Treasuries	27.3	—	27.3	—
Insurance policy(d)	11.9	—	—	11.9
Total Pension Assets	$60.7	$1.9	$46.9	$11.9

(a)	The fair value of cash and cash equivalents is its carrying value.

(b)
The Company is invested in a diversified growth fund. The diversified growth fund is valued at the last traded or official close for the underlying equities and bid or mid for the underlying fixed income securities depending on the portfolio benchmark. Where representative prices are unavailable, underlying fixed income investments are valued based on other observable market-based inputs.

(c)
This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of December 31, 2019 and 2018.

(d)
The insurance policy was written by an insurance company with an A+ rating from Standard and Poors. The policy derives its value primarily from its underlying investments which consists of separate funds also managed by the underwriter. The policy’s holdings consist primarily of a unit trust fund, which is valued based on its underlying holdings of equities, fixed income securities, cash and derivative instruments. Those underlying investments are valued at bid price on the last business day of the period when available. Other investments use the last available authorized price of the last business day of the period. Unquoted investments are valued based upon the fund manager’s opinion of fair value based primarily on other observable market-based inputs. Open positions in derivative contracts or foreign currency transactions are included at their mark to market value. Money market instruments are valued based upon amortized cost. Term deposits are valued at their nominal value.

72	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The changes in Level 3 U.K. pension plan assets for the year ended December 31, 2019 and 2018 were as follows (in millions):

Value of Insurance Policy
Beginning balance as of January 1, 2018	$13.4
Unrealized gain	(0.8)
Currency fluctuation adjustment	(0.7)
Ending balance as of December 31, 2018	$11.9
Unrealized loss	0.7
Transfer to other existing investments	(12.1)
Currency fluctuation adjustment	(0.5)
Ending balance as of December 31, 2019	$—

As of December 31, 2019 and 2018, amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $6.8 million (including $7.9 million of accumulated loss less prior service cost of $1.1 million) and $4.5 million (including $5.6 million of accumulated loss less prior service cost of $1.1 million), respectively. During 2019, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(2.4) million, amortization of loss of $0.4 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.3) million.
During 2018, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(1.2) million, amortization of loss of $0.3 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.4 million.
During 2017, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net gain of $0.1 million, amortization of loss of $0.3 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.5) million. The Company expects to recognize approximately $0.9 million ($1.0 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive loss as a component of net periodic pension cost in 2020. Total net periodic pension cost in 2020 is expected to be $0.2 million.
The assumptions used in determining pension information for the plans for the years ended December 31 were as follows:

	2019	2018	2017
Discount rate	2.00%	2.90%	2.80%
Expected return on plan assets	3.10%	3.70%	3.70%

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator. Management expects total contributions during 2020 will be approximately $0.7 million. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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

73	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects to pay the following benefit payments (in millions):

Calendar Year	Future Expected Benefit Payments
2020	$2.9
2021	3.0
2022	3.0
2023	3.1
2024	3.2
2025 – 2029	17.5

The following table sets forth pension obligations and plan assets for the Company’s defined benefit plan, as of December 31 (in millions):

	2019	2018
Change in benefit obligation:
Benefit obligation as of January 1	$58.6	$67.0
Interest cost	1.7	1.6
Actuarial loss (gain)	4.8	(3.7)
Plan amendment	—	0.3
Benefits paid	(3.5)	(2.9)
Currency fluctuation adjustment	2.5	(3.7)
Benefit obligation as of December 31	64.1	58.6
Change in plan assets:
Fair value as of January 1	60.7	69.1
Actual return (loss)	4.2	(2.3)
Company contributions	1.7	0.7
Currency fluctuation adjustment	2.5	(3.9)
Benefits paid	(3.5)	(2.9)
Fair value of plan assets as of December 31	65.6	60.7
Overfunded status of the plan	$1.5	$2.1

The Company’s defined benefit plan was overfunded as of December 31, 2019 and 2018 and accordingly, $1.5 million and $2.1 million, respectively, has been recorded as a noncurrent asset in the Consolidated Balance Sheets. The accumulated benefit obligation for the defined benefit pension plan was $64.1 million and $58.6 million as of December 31, 2019 and 2018, respectively. The plan assets were in excess of the accumulated benefit obligation as of December 31, 2019 and 2018. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.
The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net periodic pension benefit were as follows for the years ended December 31 (in millions):

	2019	2018	2017
Interest cost on projected benefit obligation	$1.7	$1.6	$1.8
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.2)	(2.5)	(2.4)
Net amortization	0.5	0.3	0.4
Net periodic pension benefit	$(0.1)	$(0.7)	$(0.3)

74	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company has defined contribution and pre-tax savings plans (the “Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company matching contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Savings Plans have a profit-sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is discretionary and based on the Company’s financial performance and other factors. Expense attributable to all Savings Plans was $11.6 million, $12.6 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Savings Plans include a non-qualified plan for certain executive officers and other key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company contributions despite the limitations imposed by current U.S. regulations for qualified plans. The Company’s contributions to the Savings Plans include Company matching contributions based on a percentage of the employee’s deferred salary, discretionary profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company matching contribution and discretionary profit sharing amounts according to the employee-designated investment specifications. As of December 31, 2019 and 2018, investments in marketable securities totaling $1.4 million and $1.8 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets. Compensation expense recorded for the non-qualified plan was immaterial for each of the years ended December 31, 2019, 2018 and 2017, including amounts attributable to investment income, and was included in other, net in the Consolidated Statements of Operations.

10.    LONG TERM DEBT

Third-party long-term debt consists of the following at December 31 (in millions):

	2019	2018
Term Loans due July 2021	$—	$828.9
Revolving Credit Facility due July 2021	—	197.0
4.875% Senior Notes due July 2024	250.0	250.0
Term Loan due January 2025	400.0	—
Revolving Credit Facility due January 2025	160.0	—
6.75% Senior Notes due December 2027	500.0	—
Banco Itaú Loan due March 2019	—	2.5
Banco Itaú Loans due May 2019 to April 2020	—	0.8
Banco Scotiabank Loan due September 2019	—	10.3
Banco Rabobank Loan due November 2019	—	18.1
3.7% Banco Itaú loan due March 2020	15.4	15.4
Banco Santander loan due September 2020	—	20.6
Banco Santander loan due October 2020	16.2	16.8
Banco Rabobank loan due July 2021	17.4	—
Banco Santander loan due September 2021	19.9	—
Banco do Brasil loan due September 2021	12.4	—
Banco Rabobank loan due November 2021	17.4	—
Banco Santander due December 2021	14.9	—
Financiadora de Estudos e Projetos Loan due November 2023	7.2	9.3
Other	—	1.7
	1,430.8	1,371.4
Less unamortized debt issuance costs	(14.8)	(6.7)
Total debt	1,416.0	1,364.7
Less current portion	(52.1)	(43.5)
Long-term debt	$1,363.9	$1,321.2

75	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Credit Agreement
In November 2019, the Company entered into an agreement to amend and restate its credit agreement (the “2019 Credit Agreement”), which matures in January 2025. The 2019 Credit Agreement provides for senior secured financing consisting of a $400 million term loan facility and a $300 million revolving credit facility. The term loan is repayable in quarterly installments of interest and principal beginning in March 2020 with principal payments equal to 2.5% per year during the first 2 years and 5% per year during the final 3 years. The Company may elect for the credit facility to bear interest at either an alternate base rate or an adjusted eurocurrency bank deposit rate plus, in each case, an interest rate margin, based upon a defined consolidated leverage ratio. The outstanding term loan can be prepaid at any time without penalty. Prior to the 2019 Credit Agreement, the Company’s credit agreement consisted of two senior secured term loans and a senior secured revolving credit facility which matured in July 2021. Interest on the Company’s borrowings under the previous outstanding credit agreement was variable based on either the LIBOR or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin which was dependent upon the Company’s leverage ratio and the type of term loan borrowing. As of December 31, 2019, the weighted average interest rate was 3.8% on all borrowings outstanding under the 2019 Credit Agreement. Both credit agreements require the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio.
Under the current revolving credit facility, up to $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the revolving credit facility includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2019, there was $160.0 million outstanding under the revolving credit facility, and, after deducting outstanding letters of credit totaling $10.5 million, the Company’s borrowing availability was $129.5 million. The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio. Bank fees are not material.
In connection with the 2019 Credit Agreement, the Company paid $4.1 million of fees ($3.8 million was capitalized as deferred financing costs with $0.3 million recorded as an expense). The Company also wrote-off $0.3 million of previously capitalized deferred financing costs as part of this refinancing.
In December 2018, the Company entered into an amendment to its credit agreement, which eased restrictions in certain covenants contained in the agreement. In connection with this amendment, the Company paid fees totaling $1.4 million ($1.4 million was capitalized as deferred financing costs with less than $0.1 million recorded as an expense).
The Company’s 2019 Credit Agreement borrowings are secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries. As of December 31, 2019, the Company was in compliance with each of its covenants under the 2019 Credit Agreement.

Senior Notes
In November 2019, the Company also issued $500 million 6.75% Senior Notes due December 2027 (the “6.75% Notes”), which are subordinate to the 2019 Credit Agreement borrowings. The 6.75% Notes are unsecured obligations and are guaranteed by certain of the Company’s domestic subsidiaries. Interest on the 6.75% Notes is due semi-annually in June and December beginning in 2020. The 6.75% Notes are subordinated to all existing and future indebtedness. In connection with the 6.75% Notes, the Company paid $8.2 million of fees, all of which were capitalized as deferred financing costs.
The 4.875% Senior Notes due July 2024 (the “4.875% Notes”) are subordinate to the 2019 Credit Agreement borrowings. Interest on the 4.875% Notes is due annually in January and July. The 2019 Credit Agreement and the agreements governing the 4.875% Notes and the 6.75% Notes and other indebtedness contain covenants that limit the Company’s ability, among other things, to incur additional indebtedness or contingent obligations or grant liens; pay dividends or make distributions to stockholders; repurchase or redeem the Company’s stock; make investments or dispose of assets; prepay, or amend the terms of certain junior indebtedness; engage in sale and leaseback transactions; make changes to the Company’s organizational documents or fiscal periods; grant liens on the Company’s assets or make certain intercompany dividends, investments or asset transfers; enter into new lines of business; enter into transactions with the Company’s stockholders and affiliates; and acquire the assets of or merge or consolidate with other companies.

Other Debt
As of December 31, 2019, the Company had $120.8 million of loans related to Compass Minerals South America, which have maturity dates ranging from March 2020 through November 2023 and bear interest at rates of either a percentage of CDI, an overnight inter-bank lending rate in Brazil, or LIBOR plus a margin. A portion of the loans are denominated in U.S. dollars and a portion of the loans are denominated in Brazilian reais, Compass Minerals South America’s functional currency. The Company has entered into foreign currency swap agreements in relation to some of these loans whereby the Company agreed to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais (see Note 11 for further discussion).
In the first quarter of 2019, the Company entered into two Brazilian real-denominated loans totaling $18.0 million which matured in July and September of 2019, respectively. These loans bore interest at 123% and 128% of CDI, respectively. In the third quarter of 2019, the Company entered into Brazilian real-denominated loans totaling $36.0 million which mature in July and

76	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

September of 2021. These loans bear interest at 120% and 141% of CDI, respectively. During the fourth quarter of 2019, the Company entered into two Brazilian real-denominated loans totaling $27.3 million which mature in September and December 2021. These loans bear interest at 126% and 129% of CDI, respectively. The Company also refinanced a loan with Rabobank that expired during the fourth quarter of 2019 in the amount of $17.4 million with a new loan with the same principal that bears interest at 122% of CDI and matures in November 2021.
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
In the fourth quarter of 2018, the Company entered into $18.4 million of loans in Brazil which bore interest at 133.1% of CDI and matured in June and October of 2019.

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt Maturity
2020	$52.1
2021	85.2
2022	21.8
2023	21.7
2024	270.0
Thereafter	980.0
Total	$1,430.8

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

Natural Gas Derivative Instruments
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2019, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2021. As of December 31, 2019 and 2018, the Company had agreements in place to hedge forecasted natural gas purchases of 2.8 million and 1.0 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of December 31, 2019 and 2018, qualified and were designated as cash flow hedges. As of December 31, 2019, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months $0.5 million of net losses on derivative instruments related to its natural gas hedges.

77	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

 Foreign Currency Swaps not Designated as Hedges
In February 2018, the Company entered into a forward instrument to swap currency denominated in Brazilian reais to Canadian dollars for the amounts borrowed under an intercompany note. The instrument matured in November 2018 and was for a notional amount of approximately $19.9 million U.S. dollars. The objective of the instrument was to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Compass Minerals South America’s functional currency. The instrument was not designated as a hedge. During 2018, the Company recognized a net gain of $1.5 million in other expense in its Consolidated Statements of Operations for this agreement.
In the latter half of 2018, the Company entered into non-deliverable forward contracts to fix $11.9 million of its net position in accounts receivable and accounts payable in Brazil that were U.S. dollar denominated. The objective of these instruments was to mitigate the foreign currency fluctuation risk related to the Company’s accounts receivable and payable denominated in a currency other than Compass Minerals South America’s functional currency. These forward contracts were not designated as hedges and matured in December 2018. During 2018, the Company recognized a net loss of $1.0 million in other expense in its Consolidated Statements of Operations for these forward contracts.

Foreign Currency Swaps Designated as Hedges
The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil (see Note 10 for more information). The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, Compass Minerals South America’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Compass Minerals South America’s functional currency. As of December 31, 2019, the Company had one swap agreement in place to hedge $15.7 million of a loan denominated in a currency other than Compass Minerals South America’s functional currency. Payments on this loan are due on various dates extending through March 2020. As of December 31, 2019, the foreign currency derivative instrument qualified and was designated as a cash flow hedge. As of December 31, 2019, the Company expects to reclassify from accumulated other comprehensive income to earnings during the next twelve months $2.8 million of net gains on derivative instruments related to this foreign currency swap agreement.
The following tables present the fair value of the Company’s derivatives as of December 31, 2019, and 2018 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Balance Sheet Location	December 31, 2019	Balance Sheet Location	December 31, 2019
Commodity contracts	Other current assets	$0.3	Accrued expenses and other current liabilities	$0.8
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Swap contracts	Other current assets	2.8	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$3.2		$1.0

(a)
The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.4 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

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

78	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following tables present activity related to the Company’s other comprehensive income before taxes for the twelve months ended December 31, 2019 and 2018 (in millions):

		Twelve Months Ended December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(0.8)	$0.9
Swap contracts	Interest expense	(2.5)	2.2
Total		$(3.3)	$3.1

		Twelve Months Ended December 31, 2018
Derivatives in Cash Flow Hedging Relationships	Location of Gain (Loss) Reclassified from Accumulated OCI Into Income Effective Portion)	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(0.7)	$(0.2)
Swap contracts	Interest expense	(2.6)	3.0
Total		$(3.3)	$2.8

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
In March 2017, the Company reached a settlement with the United Steelworkers Union and the NLRB with respect to an unfair labor practices matter at this mine. Under the terms of the agreement, the Company paid $7.7 million to the affected employees in the second quarter of 2017. As a result of the settlement, the Company recognized an immaterial loss in its Consolidated Financial Statements in 2017.
On July 16, 2018, the Company’s unionized employees at its Goderich mine ratified a three-year collective bargaining agreement, ending a strike that began on April 27, 2018.
The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Company’s Kenosha, Wisconsin property. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with the Company’s operations since it acquired the property in 2002. DATCP directed the Company to conduct further investigations into the possible presence of agricultural chemicals in soil and ground water at the Kenosha property. The Company has completed initial on-property investigations and has provided the findings to DATCP. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program (the “ACCP”), which provides for reimbursement of some of the costs. The Company may seek participation by, or cost reimbursement from, other parties responsible for the presence of any agricultural chemicals found in soil and ground water at this site if the Company does not receive an acknowledgment of no further action and is required to conduct further investigation or remedial work that may not be eligible for reimbursement under the ACCP.
The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 8, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $15.8 million and $15.9 million as of December 31, 2019 and 2018, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also has

79	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

assumed liabilities for labor-related matters in connection with the acquisition of Compass Minerals South America, which are primarily related to compensation, labor benefits and consequential tax claims and totaled $5.6 million and $7.8 million as of December 31, 2019 and 2018, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $25 million and $31 million as of December 31, 2019 and 2018, respectively.
The Division of Enforcement of the U.S. Securities and Exchange Commission (“SEC”) is investigating the Company’s disclosures concerning the operation of the Goderich mine. The Company has cooperated with this investigation and will continue to do so. While it is not possible to predict the timing or the outcome of the SEC inquiry, the Company believes that this matter will not have a material impact on its results of operation, cash flows or financial position.
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
Approximately 50% of workforce in the U.S., Canada and the U.K. and approximately 30% of the Company’s global workforce is represented by collective bargaining agreements. Of the Company’s 12 collective bargaining agreements in effect on January 1, 2020, four will expire in 2020, two will expire in 2021, five will expire in 2022 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of the Company’s global workforce is located.

Commitments:
Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $16.3 million $14.8 million and $14.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Performance Bonds: The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2019, the Company has had no material penalties related to these sales contracts. At December 31, 2019, the Company had $155.8 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $30.3 million for 2020, $9.0 million in 2021, $7.6 million in 2022, $5.0 million in 2023 and $2.9 million in 2024.

13.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $2.88 per share in 2019 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 10) and other factors the Company’s Board of Directors deems relevant.

Non-Employee Director Compensation
Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the director’s annual election. During the years ended December 31, 2019, 2018 and 2017, members of the Board of Directors were credited with 33,883, 26,291 and 17,207 deferred stock units, respectively. During the years ended December 31, 2019, 2018 and 2017, 9,041, 6,728 and 6,668 shares of common stock, respectively, were issued from treasury shares for director compensation.

Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

80	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Options
Substantially all of the stock options granted under both the 2005 Plan and 2015 Plan vest ratably, in tranches, over a four-year service period. Unexercised options expire after 7 years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The exercise price of options is equal to the closing stock price on the day of grant.
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

	2019	2018	2017
Fair value of options granted	$9.15	$8.77	$9.54
Expected term (years)	4.5	4.5	4.5
Expected volatility	28.0%	22.9%	23.2%
Dividend yield	4.1%	3.6%	3.5%
Risk-free interest rates	2.3%	2.5%	1.8%

RSUs
Most of the RSUs granted under the 2015 Plan vest after three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the day of grant is used to determine the fair value of RSUs.

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
ROIC PSUs granted in 2019 have a three-year performance period that begins in 2019 and ends in 2021. Generally, TSR PSUs granted in 2019 have a three-year performance period that begins on the grant date and ends on the third anniversary following the grant date. Both types of PSUs granted in 2019 generally vest three years from the grant date. PSUs represent a target number of shares of Company common stock that may be earned before adjustment based upon the attainment of certain performance conditions. Holders of PSUs are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are issued.
To estimate the fair value of the TSR PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies comprising the Russell 3000 Index or peer group. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the related benchmark. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the ROIC PSUs. The Company will adjust the expense of the

81	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ROIC PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the three-year vesting period.
The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2016	442,755	$80.07	63,780	$80.25	89,011	$89.43
Granted	227,351	68.00	34,635	68.00	58,878	73.08
Exercised(a)	(3,366)	76.03	—	—	—	—
Released from restriction(a)	—	—	(15,806)	84.77	(12,946)	105.77
Cancelled/Expired	(103,863)	76.44	(11,753)	71.96	(22,907)	86.81
Outstanding at December 31, 2017	562,877	$75.89	70,856	$74.63	112,036	$79.48
Granted	250,514	59.61	42,013	60.28	67,235	64.30
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(16,905)	88.78	(2,753)	78.92
Cancelled/Expired	(104,645)	71.65	(12,656)	66.53	(49,880)	85.51
Outstanding at December 31, 2018	708,746	$70.76	83,308	$65.75	126,638	$69.06
Granted	369,716	54.15	218,071	49.73	123,003	56.88
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(32,630)	66.95	—	—
Cancelled/Expired	(190,595)	69.06	(51,336)	54.87	(70,244)	67.20
Outstanding at December 31, 2019	887,867	$64.21	217,413	$52.07	179,397	$61.43

(a)	Common stock issued for exercised options, vested RSUs and vested and earned PSUs were issued from treasury shares.

As of December 31, 2018, there were 708,746 options outstanding of which 446,794 were exercisable. The following table summarizes information about options outstanding and exercisable at December 31, 2019.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$53.75 - $54.38	252,245	6.3	$53.75	—	—	$—
$54.39 - $57.26	99,728	6.3	55.01	—	—	—
$57.27 - $63.75	173,432	5.3	59.50	90,701	5.3	59.50
$63.76 - $72.85	203,854	3.7	69.00	167,551	3.6	69.11
$72.86 - $91.75	158,608	1.2	85.62	158,608	1.2	85.62
Totals	887,867	4.6	$64.21	416,860	3.0	$73.30

During the years ended December 31, 2019, 2018 and 2017, the Company recorded compensation expense of $6.3 million, $7.8 million and $5.0 million, respectively, related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. The fair value of options vested was $0.8 million, $2.7 million and $1.4 million in 2019, 2018 and 2017, respectively.

82	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of December 31, 2019, unrecorded compensation cost related to non-vested awards of $12.6 million is expected to be recognized from 2020 through 2022, with a weighted average period of 2.2 years.
The intrinsic value of stock options exercised during the twelve months ended December 31, 2019, 2018 and 2017 each totaled less than $0.1 million. As of December 31, 2019, the intrinsic value of options outstanding totaled $2.7 million, of which 416,860 options with an intrinsic value of $0.1 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2019.

Accumulated Other Comprehensive Loss
The Company’s comprehensive income (loss) is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges, and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive loss (“AOCL”) for the twelve months ended December 31, 2019 and 2018 are as follows (in millions):

Twelve Months Ended December 31, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)
Other comprehensive income (loss) before reclassifications	2.2	(2.7)	21.1	20.6
Amounts reclassified from accumulated other comprehensive loss	(2.1)	0.3	—	(1.8)
Net current period other comprehensive income (loss)	0.1	(2.4)	21.1	18.8
Ending balance	$(0.6)	$(6.9)	$(184.6)	$(192.1)

Twelve Months Ended December 31, 2018(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.9)	$(3.9)	$(73.1)	$(77.9)
Other comprehensive income (loss) before reclassifications	2.2	(0.8)	(132.6)	(131.2)
Amounts reclassified from accumulated other comprehensive loss	(1.8)	0.2	—	(1.6)
Net current period other comprehensive income (loss)	0.4	(0.6)	(132.6)	(132.8)
Reclassification of stranded tax out of AOCI to retained earnings(b)	(0.2)	—	—	(0.2)
Ending balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive gain (loss) presented in the table are reflected net of applicable income taxes.

(b)	In the first quarter of 2018, the Company adopted guidance which allows entities to reclassify tax effects of the change in U.S. income tax rates from AOCL to retained earnings.

Twelve Months Ended December 31, 2019	Amount Reclassified from AOCL	Line Item Impacted in the Consolidated Statement of Operations
Losses on cash flow hedges:
Natural gas instruments	$(0.9)	Product cost
Foreign currency contracts	(2.2)	Interest expense
Income tax expense (benefit)	1.0
Reclassifications, net of income taxes	(2.1)
Amortization of defined benefit pension:
Amortization of loss	$0.4	Product cost
Income tax expense (benefit)	(0.1)
Reclassifications, net of income taxes	0.3
Total reclassifications, net of income taxes	$(1.8)

83	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Twelve Months Ended December 31, 2018	Amount Reclassified from AOCL	Line Item Impacted in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$0.2	Product cost
Foreign currency contracts	(3.0)	Interest Expense
Income tax expense (benefit)	1.0
Reclassifications, net of income taxes	(1.8)
Amortization of defined benefit pension:
Amortization of loss	$0.2	Product cost
Income tax expense (benefit)	—
Reclassifications, net of income taxes	0.2
Total reclassifications, net of income taxes	$(1.6)

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
The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2019	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.4	$1.4	$—	$—
Derivatives - foreign currency contracts, net	2.8	—	2.8	—
Total Assets	$4.2	$1.4	$2.8	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.4)	$(1.4)	$—	$—
Derivatives – natural gas instruments, net	(0.6)	—	(0.6)	—
Total Liabilities	$(2.0)	$(1.4)	$(0.6)	$—

(a)
Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 20% in short-term investments and 20% in blended funds.

84	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	December 31, 2018	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Derivatives - foreign currency contracts, net	4.5	—	4.5	—
Total Assets	$6.3	$1.8	$4.5	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.8)	$(1.8)	$—	$—
Derivatives - natural gas instruments, net	(0.6)	—	(0.6)	—
Total Liabilities	$(2.4)	$(1.8)	$(0.6)	$—

(a)
Includes mutual fund investments of approximately 25% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 20% in bond funds, 15% in short-term investments and 20% in blended funds.

Cash and cash equivalents, accounts receivable (net of reserve for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.4 million and $1.8 million as of December 31, 2019 and 2018, respectively, are stated at fair value based on quoted market prices. As of December 31, 2019 and 2018, the estimated fair value of the fixed-rate 4.875% Notes, based on available trading information (Level 2), totaled $249.1 million and $226.3 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. The fair value at December 31, 2019 and 2018 of amounts outstanding under the Credit Agreement, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $552.8 million and $1.02 billion, respectively, compared with the aggregate principal amount at maturity of $560.0 million and $1.03 billion, respectively. During 2019, the Company entered into the fixed rate 6.75% Notes which had an estimated fair value, based on available trading information (Level 2), of $530.6 million as of December 31, 2019, compared with the aggregate principal amount at maturity of $500.0 million.

15.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. The Company has three reportable segments: Salt, Plant Nutrition North America and Plant Nutrition South America. The Salt segment produces and markets salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners and agricultural and industrial applications. SOP crop nutrients, industrial-grade SOP and micronutrients are produced and marketed through the Plant Nutrition North America segment. The Company’s Plant Nutrition South America segment operates two primary businesses in Brazil – agricultural productivity and chemical solutions. The agricultural productivity division manufactures and distributes a broad offering of specialty plant nutrition solution-based products that are used in direct soil and foliar applications, as well as through irrigation systems and for seed treatment. It also manufactures and markets specialty chemicals for the industrial chemical industry.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information as of and for the years ended December 31, is as follows (in millions):

2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$889.5	$206.2	$385.1	$9.7	$1,490.5
Intersegment sales	—	6.4	2.7	(9.1)	—
Shipping and handling cost	267.4	28.5	16.6	—	312.5
Operating earnings (loss)(b)	168.0	22.5	40.0	(66.9)	163.6
Depreciation, depletion and amortization	60.4	44.6	22.4	10.5	137.9
Total assets	1,056.3	575.5	715.3	96.1	2,443.2
Capital expenditures	65.9	15.2	10.5	6.5	98.1

85	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$858.1	$233.2	$391.8	$10.5	$1,493.6
Intersegment sales	—	5.6	3.4	(9.0)	—
Shipping and handling cost	272.4	29.0	18.6	—	320.0
Operating earnings (loss)(b)	115.7	25.3	48.7	(59.4)	130.3
Depreciation, depletion and amortization	56.2	48.6	22.2	9.9	136.9
Total assets	948.9	589.3	709.9	119.8	2,367.9
Capital expenditures	58.7	20.7	10.1	7.3	96.8

2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$769.2	$210.0	$375.0	$10.2	$1,364.4
Intersegment sales	—	6.5	—	(6.5)	—
Shipping and handling cost	220.6	28.1	18.8	—	267.5
Operating earnings (loss)(b)	138.0	27.7	49.1	(55.6)	159.2
Depreciation, depletion and amortization	55.0	36.9	22.6	7.7	122.2
Total assets	1,030.6	601.1	808.0	131.3	2,571.0
Capital expenditures	65.8	31.9	11.3	5.1	114.1

Disaggregated revenue by product type is as follows (in millions):

Twelve Months Ended December 31, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$545.5	$—	$—	$—	$545.5
Consumer & Industrial Salt	344.0	—	—	—	344.0
SOP and Specialty Plant Nutrients	—	212.6	298.6	—	511.2
Industrial Chemicals	—	—	89.2	—	89.2
Eliminations & Other	—	(6.4)	(2.7)	9.7	0.6
Sales to external customers	$889.5	$206.2	$385.1	$9.7	$1,490.5

86	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Twelve Months Ended December 31, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$532.0	$—	$—	$—	$532.0
Consumer & Industrial Salt	326.1	—	—	—	326.1
SOP and Specialty Plant Nutrients	—	238.8	300.2	—	539.0
Industrial Chemicals	—	—	95.0	—	95.0
Eliminations & Other	—	(5.6)	(3.4)	10.5	1.5
Sales to external customers	$858.1	$233.2	$391.8	$10.5	$1,493.6

Twelve Months Ended December 31, 2017	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$455.1	$—	$—	$—	$455.1
Consumer & Industrial Salt	314.1	—	—	—	314.1
SOP and Specialty Plant Nutrients	—	216.5	273.6	—	490.1
Industrial Chemicals	—	—	101.4	—	101.4
Eliminations & Other	—	(6.5)	—	10.2	3.7
Sales to external customers	$769.2	$210.0	$375.0	$10.2	$1,364.4

(a)
Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.

(b)
In 2019, operating results included $2.8 million of additional logistics costs related to Mississippi River flooding and $2.3 million of severance and other costs related to executive transition. In 2018, corporate and other operating results included $5.1 million for executive transition costs. In 2017, operating results include $4.3 million of restructuring charges.

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2019	2018	2017
United States(a)	$821.9	$769.9	$718.0
Canada	228.8	238.6	217.7
Brazil	375.2	381.8	362.1
United Kingdom	45.2	83.1	43.3
Other	19.4	20.2	23.3
Total sales	$1,490.5	$1,493.6	$1,364.4

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2019	2018	2017
United States	$561.5	$551.6	$618.5
Canada	522.8	497.4	515.9
United Kingdom	71.4	62.5	69.9
Brazil	493.1	524.8	618.4
Other	6.5	6.5	6.5
Total long-lived assets	$1,655.3	$1,642.8	$1,829.2

87	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

16.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2019	2018	2017
Numerator:
Net earnings	$62.5	$68.8	$42.7
Less: Net earnings allocated to participating securities(a)	(1.1)	(0.5)	(0.5)
Net earnings available to common shareholders	$61.4	$68.3	$42.2
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	33,882	33,848	33,819
Weighted average equity awards outstanding	—	—	1
Shares for diluted earnings per share	33,882	33,848	33,820
Net earnings per common share, basic	$1.82	$2.02	$1.25
Net earnings per common share, diluted	$1.81	$2.02	$1.25

(a)
Participating securities include PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 307,000, 186,000 and 166,000 for 2019, 2018 and 2017, respectively.

(b)
For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares. In addition, the Company had 1,067,000, 788,000 and 640,000 weighted options outstanding for 2019, 2018 and 2017, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

17.    QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2019
Sales	$403.7	$245.2	$341.3	$500.3
Gross profit	72.6	45.8	76.4	142.0
Net earnings (loss)(a)	7.6	(11.8)	10.6	56.1
Net earnings (loss) per share, basic(a)	0.22	(0.36)	0.31	1.64
Net earnings (loss) per share, diluted(a)	0.22	(0.36)	0.31	1.63
Basic weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886
Diluted weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886
2018
Sales	$437.9	$246.7	$322.5	$486.5
Gross profit	65.4	42.5	71.4	114.6
Net earnings (loss)(a)	12.6	(7.6)	12.8	51.0
Net earnings (loss) per share, basic(a)	0.37	(0.23)	0.37	1.50
Net earnings (loss) per share, diluted (a)	0.37	(0.23)	0.37	1.50
Basic weighted-average shares outstanding (in thousands)	33,836	33,850	33,851	33,853
Diluted weighted-average shares outstanding (in thousands)	33,836	33,850	33,851	33,853

(a)
In the second quarter of 2019, the Company incurred $2.8 million ($2.1 million, net of tax) of additional logistics costs related to Mississippi River flooding. In the third quarter of 2019, the Company incurred $2.3 million ($1.7 million, net of tax) of severance and other costs related to executive transition. In the fourth quarter of 2018, the Company recorded $5.1 million ($3.8 million, net of tax) for executive transition costs. Also, the Company had miscellaneous tax items that reduced income tax expense by $6.8 million in the fourth quarter of 2018.

88	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

18.    SUBSEQUENT EVENT

Dividend Declared:
On February 19, 2020, the Board of Directors declared a quarterly cash dividend of $0.72 per share on the Company’s outstanding common stock, unchanged from the quarterly cash dividends paid in 2019. The dividend will be paid on March 16, 2020, to stockholders of record as of the close of business on March 2, 2020.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on that evaluation, the CEO and CFO conclude whether the Company’s disclosure controls and procedures are effective as of December 31, 2019, at the reasonable assurance level.
In connection with this Annual Report on Form 10-K for the year ended December 31, 2019, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2019, at the reasonable assurance level.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2019, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019. Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s Consolidated Financial Statements for the year ended December 31, 2019, and has also issued an audit report dated February 26, 2020, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which is included in this Annual Report on Form 10-K.

89	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Information regarding the Company’s executive officers is included in Part I to this Form 10-K under the caption “Information about our Executive Officers” and is incorporated herein by reference.
The information required by this item will be included under the captions “Proposal 2—Election of Directors,” “Corporate Governance,” and “Board of Directors and Board Committees” in the Company’s proxy statement for its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) and is incorporated herein by reference.

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

The information required by this item will be included under the captions “2019 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans will be included under the caption “Equity Compensation Plan Information” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Proposal 5—Ratification of Appointment of Independent Registered Accounting Firm” in the 2020 Proxy Statement and is incorporated herein by reference.

90	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2019, 2018 and 2017

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions(1)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2019	$9.9	$4.7	$(3.9)	$10.7
2018	10.9	1.0	(2.0)	9.9
2017	9.0	3.2	(1.3)	10.9
Deducted from Deferred Income Taxes — Valuation Allowance
2019	$40.9	$0.3	$—	$41.2
2018(2)	10.2	39.2	(8.5)	40.9
2017	33.6	1.1	(24.5)	10.2

(1)	Deduction for purposes for which reserve was created.

(2)	The 2018 additions primarily relate to foreign tax credits which offset a deferred tax asset. This amount was not charged to expense.

91	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

3.3
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
4.3
Indenture, dated November 26, 2019, among Compass Minerals International, Inc., the guarantors named therein and Wells Fargo Bank, National Association, as trustee, relating to the 6.750% Senior Notes due 2027 (incorporated herein by reference to Exhibit 4.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on November 26, 2019).

4.4	Form of 6.750% Senior Note due 2027 (included in Exhibit 1 to Exhibit 4.3 hereof).
4.5*	Description of Securities.
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

92	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.5
Amendment and Restatement Agreement, dated November 26, 2019, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, the other loan parties party thereto, the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on November 26, 2019).

10.6+
Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.7+
First Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.8+
Second Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.9+
2012 Form of Independent Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.10+
Amendment to 2012 and 2013 Independent Director Deferred Stock Award Agreement for Eric Ford (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.11+
2014 Form of Foreign Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.12+
2015 Form of Independent Director Deferred Award Agreement (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.13+
2015 Form of Independent Foreign Director Deferred Award Agreement (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.14+
2017 Form of Non-Employee Director Award Grant Notice (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.15+
Non-Employee Director Compensation Policy, effective January 1, 2017 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on February 2, 2017).

10.16+
Summary of Non-Employee Director Compensation, as of January 1, 2019 (incorporated by reference to Exhibit 10.21 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.17+
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 26, 2009).

10.18+
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.19+
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.20+
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.21+
Third Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.22 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.22+
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

10.24+
Amendment No. 1 to the Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated herein by reference to Exhibit 10.3 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.25+
2013 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.26+
2014 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

93	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.27+
2015 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.28+
2016 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.29+	2017 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.30+
2017 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.31+
2017 Form of Performance Stock Unit Grant Notice (ROIC) (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.32+
2017 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.33+
2018 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.34+
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

10.36+
2019 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.45 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.37+
Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.46 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017).

10.38+
Addendum to Claims Procedure, effective April 1, 2018, to Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.39+
2013 Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.44 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016).

10.40+
2017 Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.45 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2016).

10.41+
Restricted Covenant Agreement, dated August 3, 2017, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 4, 2017).

10.42+
Separation Letter Agreement, dated November 19, 2018, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.43+
Compass Minerals International, Inc. Executive Severance Plan, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on December 19, 2018).

10.44+
Employment Agreement, dated April 19, 2019, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on April 23, 2019).

10.45+
Letter Agreement, effective July 15, 2019, between Compass Minerals International, Inc. and George J. Schuller, Jr. (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.46+
Form of Release between Compass Minerals International, Inc. and Anthony J. Sepich (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.47+
Form of Release between Compass Minerals International, Inc. and Diana C. Toman (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.48+
Consulting Agreement, dated September 30, 2019, between Compass Minerals International, Inc. and Diana C. Toman (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K/A filed on October 3, 2019).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
24.1*	Power of Attorney.

94	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

+	Management contracts and compensatory plans or arrangements.

ITEM 16.	FORM 10-K SUMMARY

None.

95	2019 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: February 26, 2020	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2020.

	Signature	Capacity

	/s/ Kevin S. Crutchfield	President and CEO
	Kevin S. Crutchfield	(Principal Executive Officer)

	/s/ James D. Standen	Chief Financial Officer
	James D. Standen	(Principal Financial and Accounting Officer)

	*	Director
David J. D’Antoni

	*	Director
Valdemar L. Fischer

	*	Director
Eric Ford

	*	Director
Richard S. Grant

	*	Director
Joseph E. Reece

	*	Director
Allan R. Rothwell

	*	Director
Lori A. Walker

	*	Director
Paul S. Williams

	*	Director
Amy J. Yoder

* By:	/s/ Mary L. Frontczak
Mary L. Frontczak
Attorney-in Fact

96	2019 FORM 10-K