Form 10-Q
period 2020-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2020-05-06
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 1, 2020, was 33,904,602 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$109.8	$34.7
Receivables, less allowance for doubtful accounts of $9.5 in 2020 and $10.7 in 2019	225.0	342.4
Inventories	254.2	311.5
Other	37.2	96.4
Total current assets	626.2	785.0
Property, plant and equipment, net	953.8	1,030.8
Intangible assets, net	88.6	103.0
Goodwill	274.7	343.0
Investment in equity investee	23.1	24.9
Other	144.4	156.5
Total assets	$2,110.8	$2,443.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$40.1	$52.1
Accounts payable	112.8	126.2
Accrued salaries and wages	24.7	34.4
Income taxes payable	2.7	10.4
Accrued interest	16.9	11.3
Accrued expenses and other current liabilities	62.1	61.5
Total current liabilities	259.3	295.9
Long-term debt, net of current portion	1,253.7	1,363.9
Deferred income taxes, net	81.9	89.9
Other noncurrent liabilities	154.4	163.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	119.6	117.1
Treasury stock, at cost — 1,475,196 shares at March 31, 2020 and 1,481,611 shares at December 31, 2019	(3.3)	(3.2)
Retained earnings	610.1	607.4
Accumulated other comprehensive loss	(365.3)	(192.1)
Total stockholders’ equity	361.5	529.6
Total liabilities and stockholders’ equity	$2,110.8	$2,443.2

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Sales	$413.9	$403.7
Shipping and handling cost	101.8	112.9
Product cost	224.8	218.2
Gross profit	87.3	72.6
Selling, general and administrative expenses	43.1	39.4
Operating earnings	44.2	33.2

Other expense (income):
Interest expense	19.0	16.2
Net loss in equity investee	0.1	0.1
(Gain) loss on foreign exchange	(14.3)	5.0
Other, net	0.1	(0.6)
Earnings before income taxes	39.3	12.5
Income tax expense	11.7	4.9
Net earnings	$27.6	$7.6

Basic net earnings per common share	$0.80	$0.22
Diluted net earnings per common share	$0.80	$0.22

Weighted-average common shares outstanding (in thousands):
Basic	33,892	33,874
Diluted	33,892	33,874

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Net earnings	$27.6	$7.6
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) in both 2020 and 2019	0.2	0.1
Unrealized gain on cash flow hedges, net of tax of $(0.0) in both 2020 and 2019	0.1	0.1
Cumulative translation adjustment	(173.5)	14.5
Comprehensive (loss) income	$(145.6)	$22.3

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2020 and 2019
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$0.4	$117.1	$(3.2)	$607.4	$(192.1)	$529.6
Comprehensive income (loss)				27.6	(173.2)	(145.6)
Dividends on common stock ($0.72 per share)		0.1		(24.9)		(24.8)
Shares issued for stock units, net of shares withheld for taxes			(0.1)			(0.1)
Stock-based compensation		2.4				2.4
Balance, March 31, 2020	$0.4	$119.6	$(3.3)	$610.1	$(365.3)	$361.5

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$643.5	$(210.9)	$540.2
Comprehensive income				7.6	14.7	22.3
Cumulative effect of change in accounting principle				(0.1)		(0.1)
Dividends on common stock ($0.72 per share)		0.1		(24.6)		(24.5)
Shares issued for stock units, net of shares withheld for taxes			(0.2)			(0.2)
Stock-based compensation		1.1				1.1
Balance, March 31, 2019	$0.4	$111.3	$(3.1)	$626.4	$(196.2)	$538.8

The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$27.6	$7.6
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	33.1	35.0
Finance fee amortization	0.8	0.7
Stock-based compensation	2.4	1.1
Deferred income taxes	7.5	(0.1)
Net loss in equity investee	0.1	0.1
Unrealized foreign exchange (gain) loss	(18.0)	5.1
Other, net	3.4	1.4
Changes in operating assets and liabilities:
Receivables	87.1	72.0
Inventories	36.6	41.0
Other assets	54.5	17.3
Accounts payable and accrued expenses and other current liabilities	(4.9)	(46.7)
Other liabilities	(1.6)	(6.1)
Net cash provided by operating activities	228.6	128.4
Cash flows from investing activities:
Capital expenditures	(25.3)	(21.5)
Other, net	(0.6)	(0.3)
Net cash used in investing activities	(25.9)	(21.8)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	46.2	61.7
Principal payments on revolving credit facility borrowings	(147.2)	(139.6)
Proceeds from issuance of long-term debt	22.0	18.5
Principal payments on long-term debt	(18.7)	(5.5)
Dividends paid	(24.8)	(24.6)
Deferred financing costs	(0.1)	—
Shares withheld to satisfy employee tax obligations	(0.1)	(0.2)
Other, net	(0.1)	(0.3)
Net cash used in financing activities	(122.8)	(90.0)
Effect of exchange rate changes on cash and cash equivalents	(4.8)	0.2
Net change in cash and cash equivalents	75.1	16.8
Cash and cash equivalents, beginning of the year	34.7	27.0
Cash and cash equivalents, end of period	$109.8	$43.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11.3	$17.3
Income taxes paid, net of refunds	$(37.7)	$10.2

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2019, as filed with the Securities and Exchange Commission in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The adoption of this guidance on January 1, 2020 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2020, the Company adopted guidance related to credit losses for financial instruments, which replaces the incurred lost methodology with a current expected credit loss methodology (“CECL”). The Company has determined that its trade receivables are the only financial instrument that is within scope of the new CECL guidance issued by FASB. The CECL methodology requires financial assets to be recorded at the net amount expected to be collected over the lifetime of the asset such that the estimated losses are accrued on the day the asset is acquired. The CECL methodology also requires financial assets to be aggregated and evaluated within pools with similar risk characteristics.
The Company has accrued an allowance on its trade receivables based on historical loss rates modified to consider supportable forecasts related to customer-specific and macroeconomic factors. For instance, the Company’s first quarter 2020 allowance for doubtful accounts considered the potential impact that the coronavirus (“COVID-19”) pandemic could have on the collectability of its outstanding receivables. The Company’s customer pools are comprised of North American highway deicing customers, North American consumer and industrial customers, Plant Nutrition North America customers, Plant Nutrition South America customers and customers whose outstanding receivable balances have been sent to collections. Customers grouped within these pools have similar risk characteristics. The Company’s allowance for doubtful accounts consists of estimates of expected credit losses and accruals for returns and allowances. At the transition date of January 1, 2020, the implementation of CECL had an immaterial impact of less than $0.1 million on the Company’s consolidated financial statements. Under CECL, the Company had an allowance for doubtful accounts of $9.4 million and $7.9 million as of January 1, 2020, and March 31, 2020, respectively.
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

The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheets Location	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$49.7	$53.7
Finance lease assets	Property, plant and equipment, net	5.9	5.8
Total leased assets		$55.6	$59.5
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$9.5	$12.8
Finance	Accrued expenses and other current liabilities	1.7	1.1
Noncurrent liabilities:
Operating	Other noncurrent liabilities	40.4	41.0
Finance	Other noncurrent liabilities	5.3	6.2
Total lease liabilities		$56.9	$61.1

The Company’s components of lease cost are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Finance lease cost:
Amortization of lease assets	$0.5	$0.3
Interest on lease liabilities	0.1	0.2
Operating lease cost	4.6	4.8
Variable lease cost(a)	5.1	6.1
Net lease cost	$10.3	$11.4

(a)	Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities under the new guidance (“Topic 842”) are as follows (in millions):

Topic 842
March 31, 2020	Operating Leases	Finance Leases	Total
Remainder of 2020	$8.7	$1.6	$10.3
2021	10.1	1.6	11.7
2022	7.5	0.9	8.4
2023	6.2	0.9	7.1
2024	5.3	0.9	6.2
After 2024	22.4	2.8	25.2
Total lease payments	60.2	8.7	68.9
Less: Interest	(10.3)	(1.7)	(12.0)
Present value of lease liabilities	$49.9	$7.0	$56.9

Topic 842
December 31, 2019	Operating Leases	Finance Leases	Total
2020	$13.0	$1.6	$14.6
2021	10.0	1.3	11.3
2022	7.5	1.1	8.6
2023	6.3	1.1	7.4
2024	5.3	1.1	6.4
After 2024	22.8	3.3	26.1
Total lease payments	64.9	9.5	74.4
Less: Interest	(11.1)	(2.2)	(13.3)
Present value of lease liabilities	$53.8	$7.3	$61.1

Supplemental lease term and discount rate information related to leases is as follows:

	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.7	7.7
Finance leases	6.2	7.2
Weighted-average discount rate
Operating leases	4.3%	4.3%
Finance leases	7.1%	7.6%

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4.5	$4.9
Operating cash flows from finance leases	0.1	0.2
Financing cash flows from finance leases	0.5	0.3
Leased assets obtained in exchange for new operating lease liabilities	1.0	2.4
Leased assets obtained in exchange for new finance lease liabilities	1.2	—

4.	Inventories:

Inventories consist of the following (in millions):

	March 31, 2020	December 31, 2019
Finished goods	$185.6	$235.3
Raw materials and supplies	68.6	76.2
Total inventories	$254.2	$311.5

5.	Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2020	December 31, 2019
Land, buildings and structures, and leasehold improvements	$578.3	$596.0
Machinery and equipment	974.8	1,001.9
Office furniture and equipment	62.4	60.7
Mineral interests	165.9	171.1
Construction in progress	136.2	141.3
	1,917.6	1,971.0
Less accumulated depreciation and depletion	(963.8)	(940.2)
Property, plant and equipment, net	$953.8	$1,030.8

6.	Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Aggregate amortization expense	$3.2	$3.6

Amounts related to the Company’s goodwill are as follows (in millions):

	March 31, 2020	December 31, 2019
Goodwill - Plant Nutrition North America Segment	$50.5	$55.4
Goodwill - Plant Nutrition South America Segment	218.4	281.6
Other	5.8	6.0
Total	$274.7	$343.0

The change in goodwill between December 31, 2019 and March 31, 2020 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

The Company had $14.8 million and $18.8 million as of March 31, 2020 and December 31, 2019, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $1.2 million and $1.7 million, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $0.2 million and $0.3 million, respectively, of net operating tax-effected state NOL carryforwards which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2014. The reassessments are a result of ongoing audits and total $120.4 million, including interest, through March 31, 2020. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of an $89.6 million performance bond and has paid $34.8 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets).

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2020, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Settlements

In the fourth quarter of 2017, the Company, the Canadian Revenue Authority (“CRA”) and the U.S. Internal Revenue Service (“IRS”) reached a settlement agreement on transfer pricing issues for the Company’s 2007-2012 tax years. As a result of this settlement agreement, the Company recognized $13.8 million of tax expense in its 2017 Consolidated Statements of Operations related to the Company’s Canadian tax positions for the years 2007-2016. The recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $85.7 million and increased offsetting expenses for the Company’s U.S. subsidiary in 2017 causing a domestic loss and significant foreign income. During 2018, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. The remaining liability was satisfied in 2019 with tax payments of $5.3 million. Corresponding tax refunds of $21.4 million were received in 2019 from U.S. taxing authorities, with the remaining refund of approximately $1.6 million expected in 2020 (recorded in other current assets in the Consolidated Balance Sheets).

In the fourth quarter of 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The tax expense was previously recognized in 2017, however the recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $106.1 million and offsetting expenses for the Company’s U.S. subsidiary in 2018 causing a domestic loss and significant foreign income. During 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million, with the remaining $1.3 million of tax payments to be paid during 2020. Corresponding tax refunds of $59.2 million have been received as of March 31, 2020 from U.S. taxing authorities, of which $55 million was received during the first quarter of 2020, with the remaining $2.4 million expected in 2020 (recorded in other current assets in its Consolidated Balance Sheets).

8.	Long-Term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2020	December 31, 2019
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	397.5	400.0
Revolving Credit Facility due January 2025	59.0	160.0
6.75% Senior Notes due December 2027	500.0	500.0
3.7% Banco Itaú loan due March 2020	—	15.4
Banco Santander loan due October 2020	12.5	16.2
Banco Itaú loan due February 2021	9.4	—
Banco Rabobank loan due July 2021	13.5	17.4
Banco Santander loan due September 2021	15.4	19.9
Banco do Brasil loan due September 2021	9.6	12.4
Banco Rabobank loan due November 2021	13.5	17.4
Banco Santander loan due December 2021	11.6	14.9
Banco Votorantim loan due February 2022	7.7	—
Banco Santander loan due March 2022	2.9	—
Financiadora de Estudos e Projetos loan due November 2023	5.2	7.2
	1,307.8	1,430.8
Less unamortized debt issuance costs	(14.0)	(14.8)
Total debt	1,293.8	1,416.0
Less current portion	(40.1)	(52.1)
Long-term debt	$1,253.7	$1,363.9

In the first quarter of 2020, the Company entered into three loans totaling $20.0 million which mature between February 2021 and March 2022, respectively. Two of the loans were denominated in Brazilian reais and one loan was denominated in euros. In connection with the loan denominated in euros, the Company entered into a swap to exchange principal and interest payments denominated in euros to Brazilian reais (see Note 12). These loans bear interest ranging from 143% - 150% of CDI. As of March 31, 2020, the weighted average interest rate of all the Company’s outstanding debt was approximated 5.69%.

During the first quarter of 2020, the Company sold approximately $3.4 million of Brazilian receivables for $3.3 million. The proceeds of the transaction were used to maintain liquidity for working capital needs. The Company is contingently liable for up to 20% of the sale balance up to $0.7 million if the banks are unable to collect on these accounts.

As of March 31, 2020, the term loans and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries.

9.	Commitments and Contingencies:

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) and the Wisconsin Department of Natural Resources (“DNR”) have information indicating that agricultural chemicals are present within the subsurface area of the Company’s property located in Kenosha, Wisconsin. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in association with the Company’s operations since it acquired the property in 2002. DATCP and DNR have directed the Company to conduct further investigations into the environmental conditions at the Kenosha property. The Company continues on-property investigations and has provided the findings to DATCP and DNR as they have become available. All investigations and mitigation activities to date, and any potential future remediation work, are being conducted under the Wisconsin Agricultural Chemical Cleanup Program, which provides for reimbursement of some of the costs.

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation.

In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $7.9 million and $15.8 million as of March 31, 2020 and December 31, 2019, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the 2016 acquisition of Compass Minerals South America, which are primarily related to compensation, labor benefits and consequential tax claims that totaled $3.9 million and $5.6 million as of March 31, 2020 and December 31, 2019, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $18 million and $25 million as of March 31, 2020 and December 31, 2019, respectively.

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

Segment information is as follows (in millions):

Three Months Ended March 31, 2020	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$287.8	$60.6	$62.8	$2.7	$413.9
Intersegment sales	—	0.3	0.1	(0.4)	—
Shipping and handling cost	89.8	9.0	3.0	—	101.8
Operating earnings (loss)	56.9	5.2	0.3	(18.2)	44.2
Depreciation, depletion and amortization	14.6	10.5	5.0	3.0	33.1
Total assets (as of end of period)	956.5	552.3	561.0	41.0	2,110.8

Three Months Ended March 31, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$306.4	$37.2	$57.7	$2.4	$403.7
Intersegment sales	—	0.5	1.5	(2.0)	—
Shipping and handling cost	103.7	6.0	3.2	—	112.9
Operating earnings (loss)	52.3	(1.6)	(2.6)	(14.9)	33.2
Depreciation, depletion and amortization	15.3	11.6	5.6	2.5	35.0
Total assets (as of end of period)	889.7	594.1	710.6	114.2	2,308.6

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2020	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$215.1	$—	$—	$—	$215.1
Consumer & Industrial Salt	72.7	—	—	—	72.7
SOP and Specialty Plant Nutrients	—	60.9	41.1	—	102.0
Industrial Chemicals	—	—	21.8	—	21.8
Eliminations & Other	—	(0.3)	(0.1)	2.7	2.3
Sales to external customers	$287.8	$60.6	$62.8	$2.7	$413.9

Three Months Ended March 31, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$218.7	$—	$—	$—	$218.7
Consumer & Industrial Salt	87.7	—	—	—	87.7
SOP and Specialty Plant Nutrients	—	37.7	36.6	—	74.3
Industrial Chemicals	—	—	22.6	—	22.6
Eliminations & Other	—	(0.5)	(1.5)	2.4	0.4
Sales to external customers	$306.4	$37.2	$57.7	$2.4	$403.7

(a)
Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended March 31,
Revenue	2020	2019
United States(a)	$257.9	$238.3
Canada	77.4	87.4
Brazil	62.1	55.7
United Kingdom	11.8	17.3
Other	4.7	5.0
Total revenue	$413.9	$403.7

(a)	United States sales exclude product sold to foreign customers at U.S. ports.

11.	Stockholders’ Equity and Equity Instruments:

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

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The fair value and inputs used to calculate fair value for options granted in 2020 are included in the table below:

Fair value of options granted	$10.91
Exercise price	$58.91
Expected term (years)	4.75
Expected volatility	29.3%
Dividend yield	3.5%
Risk-free rate of return	1.6%

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

PSUs

The PSUs granted under the 2015 Plan are either total shareholder return PSUs (“TSR PSUs”) or return on invested capital PSUs (“ROIC PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Russell 3000 Index (for TSR PSUs granted in 2017 and earlier) or the Company’s peer group (for TSR PSUs granted in 2018 and later) over the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these market conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions.

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

During the three months ended March 31, 2020, the Company reissued the following number of shares from treasury stock: no shares related to the exercise of stock options, 4,517 shares related to the release of RSUs which vested and 3,377 shares related to stock payments. In 2019, the Company issued 32,197 shares from treasury stock. The Company withheld 1,479 shares with a fair value of $0.1 million related to the vesting of RSUs during the first three months of 2020. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax deficiency of $0.2 million from its equity compensation awards as an increase to income tax expense during the first three months of 2020. During the first three months of 2020 and 2019, the Company recorded $2.9 million (includes $0.5 million to be paid in cash) and $1.1 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2020:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2019	887,867	$64.21	217,413	$52.07	179,397	$61.43
Granted	94,945	58.91	83,337	58.92	69,635	82.38
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(4,517)	39.75	—	—
Cancelled/expired	(64,666)	72.67	(27,981)	50.18	(26,899)	67.55
Outstanding at March 31, 2020	918,146	$63.07	268,252	$54.61	222,133	$67.26

(a)	Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.

(b)	Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive (Loss) Income

The Company’s comprehensive (loss) income is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain on natural gas and foreign currency cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive loss (“AOCL”) as of and for the three months ended March 31, 2020 and 2019, are as follows (in millions):

Three Months Ended March 31, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.6)	$(6.9)	$(184.6)	$(192.1)
Other comprehensive income (loss) before reclassifications(b)	2.7	—	(173.5)	(170.8)
Amounts reclassified from accumulated other comprehensive loss	(2.6)	0.2	—	(2.4)
Net current period other comprehensive income (loss)	0.1	0.2	(173.5)	(173.2)
Ending balance	$(0.5)	$(6.7)	$(358.1)	$(365.3)

Three Months Ended March 31, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)
Other comprehensive income before reclassifications(b)	0.2	—	14.5	14.7
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.1	—	—
Net current period other comprehensive income	0.1	0.1	14.5	14.7
Ending balance	$(0.6)	$(4.4)	$(191.2)	$(196.2)

(a)
With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive loss presented in the tables above are reflected net of applicable income taxes.

(b)
The Company recorded a foreign exchange gain (loss) of $(75.5) million and $2.3 million in the three months ended March 31, 2020 and 2019, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three months ended March 31, 2020 and 2019, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Line Item Impacted in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(0.3)	$(0.1)	Product cost
Foreign currency contracts	(3.6)	(0.1)	Interest expense
Income tax expense	1.3	0.1
Reclassifications, net of income taxes	(2.6)	(0.1)
Amortization of defined benefit pension:
Amortization of loss	$0.2	$0.1	Product cost
Reclassifications, net of income taxes	0.2	0.1
Total reclassifications, net of income taxes	$(2.4)	$—

12.	Derivative Financial Instruments:

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2020, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2021. As of March 31, 2020 and December 31, 2019, the Company had agreements in place to hedge forecasted natural gas purchases of 2.8 million MMBtus. All natural gas derivative instruments held by the Company as of March 31, 2020 and December 31, 2019 qualified and were designated as cash flow hedges. As of March 31, 2020, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.6 million of net losses on derivative instruments related to its natural gas hedges.

Foreign Currency Derivatives Not Designated as Hedges

In March 2020, the Company entered into forward instruments to swap currency denominated in U.S. dollars to Canadian dollars for a future intercompany payment from a U.S. subsidiary to a Canadian subsidiary. These instruments mature in April 2020 with a combined notional amounts of $89.9 million. The objective of the instruments was to mitigate the foreign currency fluctuation risk related to intercompany payments denominated in a currency other than U.S. dollars, the Company’s functional currency. The instrument was not designated as a hedge. During the three months ended March 31, 2020, the Company recognized a loss of $5.3 million in loss on foreign exchange in its Consolidated Statements of Operations for these agreements.

Foreign Currency Derivatives Designated as Hedges

The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil. The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, its Brazil subsidiary’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than the Company’s Brazil subsidiary’s functional currency. As of March 31, 2020, the Company had a swap agreement in place to hedge $9.4 million of a loan denominated in a currency other than its Brazil subsidiary’s functional currency. Payments on this loan are due on various dates extending through February 2021. As of March 31, 2020, this foreign currency derivative instrument qualified and was designated as a cash flow hedge. As of March 31, 2020, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $1.7 million of net gains on derivative instruments related to this foreign currency swap agreement.

The following tables present the fair value of the Company’s hedged items as of March 31, 2020 and December 31, 2019 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheets Location	March 31, 2020	Consolidated Balance Sheets Location	March 31, 2020
Commodity contracts	Other current assets	$0.3	Accrued expenses and other current liabilities	$0.9
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.1
Swap contracts	Other current assets	1.7	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$2.0		$1.0

(a)
The Company has master netting agreements with both of its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.3 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

(b)
The Company has commodity hedge agreements with two counterparties and a foreign currency swap agreement with one counterparty. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties and amounts recorded as assets for the Company’s foreign currency swap agreements are receivable from one counterparty.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheets Location	December 31, 2019	Consolidated Balance Sheets Location	December 31, 2019
Commodity contracts	Other current assets	$0.3	Accrued expenses and other current liabilities	$0.8
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Swap contracts	Other current assets	2.8	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$3.2		$1.0

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

The estimated fair values for each type of instrument are presented below (in millions):

	March 31, 2020	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.3	$1.3	$—	$—
Derivatives – foreign currency contracts, net	1.7	—	1.7	—
Total Assets	$3.0	$1.3	$1.7	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.3)	$(1.3)	$—	$—
Derivatives – natural gas instruments, net	(0.7)	—	(0.7)	—
Total Liabilities	$(2.0)	$(1.3)	$(0.7)	$—

(a)
Includes mutual fund investments of approximately 30% in common stock of large-cap U.S. companies, 10% in common stock of small to mid-cap U.S. companies, 5% in international companies, 20% in bond funds, 10% in short-term investments and 25% in blended funds.

	December 31, 2019	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.4	$1.4	$—	$—
Derivatives – foreign currency contracts, net	2.8	—	2.8	—
Total Assets	$4.2	$1.4	$2.8	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.4)	$(1.4)	$—	$—
Derivatives – natural gas instruments, net	(0.6)	—	(0.6)	—
Total Liabilities	$(2.0)	$(1.4)	$(0.6)	$—

(a)
Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 20% in short-term investments and 20% in blended funds.

Cash and cash equivalents, accounts receivable (net of allowance for bad debts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified savings plan of $1.3 million and $1.4 million at March 31, 2020 and December 31, 2019, respectively, are stated at fair value based on quoted market prices. As of March 31, 2020 and December 31, 2019, the estimated amount a third party would pay for the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $235.0 million and $249.1 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of March 31, 2020 and December 31, 2019, the estimated amount a third party would pay for the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $451.4 million and $530.6 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The estimated amount a third party would pay at March 31, 2020 and December 31, 2019 for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled $451.3 million and $552.8 million, respectively, compared with the aggregate principal balance of $456.5 million and $560.0 million, respectively. The Brazilian loans have floating rates and their fair value approximates their carrying value.

14.	Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net earnings	$27.6	$7.6
Less: net earnings allocated to participating securities(a)	(0.5)	(0.2)
Net earnings available to common shareholders	$27.1	$7.4

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,892	33,874
Weighted-average awards outstanding(b)	—	—
Shares for diluted earnings per share	33,892	33,874
Net earnings per common share, basic	$0.80	$0.22
Net earnings per common share, diluted	$0.80	$0.22

(a)
Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 412,000 and 233,000 weighted participating securities for the three months ended March 31, 2020 and 2019, respectively.

(b)
For the calculation of diluted net earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,266,000 and 788,000 weighted-average equity awards outstanding for the three months ended March 31, 2020 and 2019, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to the coronavirus (“COVID-19”) pandemic; our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; our ability to successfully implement our strategies, including the strategic review of our Plant Nutrition South America business; the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; climate change; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our the impact of COVID-19 pandemic on us; our outlook, including expected sales volumes; our strategic evaluation of our Plant Nutrition South America business; working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments and tax refunds; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, references to the “Company,” “Compass Minerals,” “our,” “us” and “we” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the United Kingdom (the “U.K.”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds. Compass Minerals, Protassium+ and Wolf Trax, and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

COVID-19 Pandemic

The global spread of the COVID-19 pandemic in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. As an essential business, we have continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. However, we have instituted several measures in response to the COVID-19 pandemic.

•
Employee welfare: Our management team has taken multiple actions to limit the exposure of employees to the spread of COVID-19, including instituting remote working where possible, adjusting shift schedules and crew sizes, restricting visitation to operational sites, prohibiting all business-related commercial air travel, and increasing sanitation of offices and common areas within our facilities.

•
Operations: Our manufacturing facilities in North America and Brazil remained in operation throughout the first quarter. Operations at our U.K. salt mine were idled near the end of March due to the very mild winter weather experienced in that market, along with U.K. government guidance on COVID-19 preventative measures.

•
Supply chain and logistics: To date, we have experienced no material supply chain or logistics issues. We continue to evaluate potential supply chain and logistics impacts, proactively increase inventory levels of critical sourced inputs and identify secondary suppliers where possible. Both our operations and our logistics partners are deemed “essential” under current governmental guidance and we have worked to ensure we understand and comply with their safety precautions to limit potential disruptions.

The ultimate impact that COVID-19 will have on our 2020 results is unknown at this time. However, we have identified several potential impacts on our business, which include:

•	A protracted North American economic shutdown could lower bid volumes due to budgetary limitations or reduced traffic on the roadways.

•	Customer access to retailers in our North American markets could impact consumer and industrial product demand.

•	Potential reduced demand in our specialty crop markets in North America. As a result, we have lowered our 2020 Plant Nutrition North America volume guidance to 340,000 to 365,000 tons.

•	A significant decline in global demand of crops that use our Plant Nutrition South America products could reduce demand in this segment.

For more information, see “Part II–Item 1A–Risk Factors.”

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Management’s Discussion and Analysis and Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2019 describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a further description of our critical accounting policies, see Note 1 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2020, we operated 21 production and packaging facilities, including:

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

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three months ended March 31, 2019 and 2020, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED MARCH 31
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2019 AND 2020

•	Total sales increased 3%, or $10.2 million, due to increases in both plant nutrition businesses, which were partially offset by a decrease in Salt sales.

•	Operating earnings increased 33%, or $11.0 million, due to increases in all businesses.

•
Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 15%, or $10.4 million.

•	Diluted net earnings per share increased 264%, or $0.58.

THREE MONTHS ENDED MARCH 31
COMMENTARY: THREE MONTHS ENDED MARCH 31, 2019 AND 2020

Gross Profit: Increased 20%, or $14.7 million; Gross Margin increased by 3 percentage points

•
Salt segment gross profit increased $5.4 million primarily due to higher average sales prices, which were partially offset by higher per-unit product cost due to costs resulting from upgrades to our mining equipment and sales of higher cost purchased salt.

•
The gross profit of the plant nutrition business, on a combined basis, increased $9.2 million. Plant Nutrition North America segment gross profit increased $5.8 million primarily due to higher sales volumes, lower production costs and lower per-unit shipping and handling costs, which was partially offset by lower average sales prices. Plant Nutrition South America segment gross profit increased $3.4 million primarily due to higher sales volumes and lower per unit product costs, which were partially offset by lower average sales prices.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2019 AND 2020

SG&A: Increased $3.7 million; increased 0.6 percentage points as a percentage of sales from 9.8% to 10.4%

•
The increase in SG&A expense was primarily due to higher corporate salaries and wages and incentive compensation in the current year compared to the prior year due, in part, to severance expense incurred in the current period.

Interest Expense: Increased $2.8 million to $19.0 million

•	The increase was primarily due to an increase in interest rates due to the refinancing of our debt in the fourth quarter of 2019.

(Gain) Loss on Foreign Exchange: Improved $19.3 million from an expense of $5.0 million to income of $14.3 million

•
We realized foreign exchange gains of $14.3 million in the first quarter of 2020 compared to a loss of $5.0 million in the first quarter of 2019 due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Other Expense (Income), Net: Decreased $0.7 million from income of $0.6 million to an expense of $0.1 million

•	The decrease in other expense (income) is primarily due to losses incurred in the current period related to our non-qualified plan for certain executives.

Income Tax Expense: Increased $6.8 million from $4.9 million to $11.7 million

•
The increase in income tax expense was primarily due to higher pretax income in the first quarter of 2020 versus the first quarter of 2019 offset by the discrete tax expense items in the first quarter of 2019.

•
Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, global intangible low-taxed income, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

•	Our effective tax rate declined from 39% in the first quarter of 2019 to 30% in the first quarter of 2020 primarily due to the impact of discrete tax items in the first quarter of 2019.

Operating Segment Performance
The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.7 million and $2.4 million for the first quarter of 2020 and 2019, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE MONTHS ENDED MARCH 31

	1Q 2020	1Q 2019
Salt Sales (in millions)	$287.8	$306.4
Salt Operating Earnings (in millions)	$56.9	$52.3
Salt Sales Volumes (thousands of tons)
Highway deicing	3,104	3,543
Consumer and industrial	469	551
Total tons sold	3,573	4,094
Average Salt Sales Price (per ton)
Highway deicing	$69.30	$61.73
Consumer and industrial	$154.84	$159.23
Combined	$80.53	$74.84

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2019 AND 2020

•	Salt sales decreased 6%, or $18.6 million, primarily due to lower Salt sales volumes, which were partially offset by higher highway deicing average sales prices.

•	Salt average sales prices increased 8% and contributed $21.4 million to sales due to higher highway deicing prices.

•
Highway deicing average sales prices increased 12% due to higher North American highway deicing contract prices for the 2019-2020 winter season. Consumer and industrial average sales prices decreased 3% due to sales mix.

•
Salt sales volumes decreased 13%, or 521,000 tons, and unfavorably impacted sales by $40.0 million. Highway deicing sales volumes decreased 12% primarily as result of milder winter weather in the first quarter of 2020 in North America and the U.K. Consumer and industrial sales volumes also decreased 15% due to lower sales of deicing products.

•
Salt operating earnings increased 9%, or $4.6 million, due to higher highway deicing prices, which were partially offset by higher per-unit cost primarily due to lower production volumes in the U.K., costs related to upgrading our mining equipment at our Goderich mine and increased sales of higher cost purchased salt.

Plant Nutrition North America

THREE MONTHS ENDED MARCH 31

	1Q 2020	1Q 2019
Plant Nutrition North America Sales (in millions)	$60.6	$37.2
Plant Nutrition North America Operating Earnings (Loss) (in millions)	$5.2	$(1.6)
Plant Nutrition North America Sales Volumes (thousands of tons)	96	57
Plant Nutrition North America Average Sales Price (per ton)	$632	$656

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2019 AND 2020

•	Plant Nutrition North America sales increased 63%, or $23.4 million due to higher sales volumes, which was partially offset by lower average sales prices.

•
Plant Nutrition North America sales volumes increased 68%, or 39,000 tons, which resulted in a $25.6 million increase in sales. Sales volume in the first quarter of 2019 were lower due to the cold and wet weather experienced in our key markets.

•	Plant Nutrition North America average sales prices decreased 4%, providing a $2.2 million offset to the increase in sales.

•
Plant Nutrition North America operating earnings increased $6.8 million to $5.2 million due to higher sales volumes, lower per-unit product and shipping and handling costs and lower selling, general and administrative expenses, which were partially offset by lower average sales prices.

Plant Nutrition South America

THREE MONTHS ENDED MARCH 31

	1Q 2020	1Q 2019
Plant Nutrition South America Sales (in millions)	$62.8	$57.7
Plant Nutrition South America Operating Earnings (Loss) (in millions)	$0.3	$(2.6)
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	68	52
Chemical solutions	90	82
Total tons sold	158	134
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$602	$681
Chemical solutions	$242	$275
Combined	$397	$431

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2019 AND 2020

•
Plant Nutrition South America sales increased 9%, or $5.1 million, due to higher sales volumes, which were partially offset by lower average sales prices due to a 14% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year.

•
Plant Nutrition South America sales volumes increased 18%, or 24,000 tons, which accounted for $13.4 million of the increase in Plant Nutrition South America sales. Agricultural productivity sales volumes increased 31% due primarily to improvements in farmer economics and affordability of fertilizer products due to foreign exchange and barter rates. Chemical solutions sales volumes increased 10% due to higher sales of water treatment products.

•
An 8% decrease in Plant Nutrition South America average sales price reduced sales by $8.3 million. The decrease in average sales price was due to a 12% decrease in both chemical solutions and agricultural productivity prices as a result of the weighted average change in the Brazilian reais versus the U.S. dollar. In local currency, a stronger mix of agricultural productivity sales resulted in a 5% increase in average sales prices.

•	Plant Nutrition South America operating earnings increased $2.9 million to $0.3 million due to higher sales volumes and improved margins, partially offset by a weaker reais.

2020 Full-Year Outlook

•	As a result of the mild first quarter winter weather, we expect Salt sales volumes for 2020 to range from 10.7 million tons to 11.1 million tons.

•	Plant Nutrition North America sales volumes for 2020 are expected to range from 340,000 tons to 365,000 tons.

•	We expect 2020 Plant Nutrition South America, sales volumes to range from 800,000 tons to 900,000 tons.

•
In light of the COVID-19 pandemic and its impact on the global economy and capital markets, we have temporarily suspended our strategic review of our Plant Nutrition South America business. For more information about the impact of the COVID-19 pandemic on the Company, see “–COVID-19 Pandemic” and “Part II–Item 1A–Risk Factors.”

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements and ongoing debt service. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive, legislative, regulatory and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2020, we had $33.9 million of cash and cash equivalents (in our Consolidated Balance Sheets) that were either held directly or indirectly by foreign subsidiaries. During the fourth quarter of 2018, we revised our permanently reinvested assertion to indicate that we expect to repatriate approximately $150 million of unremitted foreign earnings on which we have recorded a $4.8 million deferred tax liability as of March 31, 2020 for foreign withholding tax and state income tax. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to continue to reinvest all remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 7 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a federal settlement agreement with Canadian and U.S. tax authorities related to our transfer pricing issues for our 2007-2012 tax years. The recording of this settlement resulted in increased sales for our Canadian subsidiary of $85.7 million and increased offsetting expenses for our US subsidiary in 2017 causing a domestic loss and significant foreign income. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. The remaining liability was satisfied in 2019 with tax payments of $5.3 million. . Corresponding tax refunds of $21.4 million were received in 2019 from U.S. taxing authorities, with the remaining refund of approximately $1.6 million expected in 2020. Additionally during the fourth quarter of 2018, we reached a federal settlement agreement with Canadian and U.S. tax authorities on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The recording of this settlement in 2018 resulted in increased sales for our Canadian subsidiary of $106.1 million and offsetting expenses for our US subsidiary causing a domestic loss and significant foreign income in 2018. During the second quarter of 2019, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $106.1 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million with the remaining $1.3 million of tax payments to be paid during 2020. Corresponding tax refunds of $59.2 million have been received as of March 31, 2020 from U.S. taxing authorities, of which $55 million was received during the first quarter of 2020, with the remaining $2.4 million expected in 2020. There are ongoing challenges by Canadian provincial taxing authorities regarding our transfer prices of certain products. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings as well as future cash flows from our domestic operations. See Note 7 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlement.

A portion of our loans in Brazil are denominated in U.S. dollars. We have entered into a foreign currency agreement whereby we agreed to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, the functional currency of our Brazil subsidiary. See Note 12 to our Consolidated Financial Statements for a discussion of our foreign currency agreement.

Cash and cash equivalents as of March 31, 2020 of $109.8 million, increased $75.1 million from December 31, 2019. We generated $228.6 million of operating cash flows in the first three months of 2020. In the first three months of 2020, we used cash on hand and cash flows from operations to pay $97.7 million of net long-term debt, to fund capital expenditures of $25.3 million and pay dividends on our common stock of $24.8 million.

As of March 31, 2020, we had $1.31 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $456.5 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $59.0 million borrowed against our revolving credit facility, and $101.3 million of Brazilian debt (see Note 8 to our Consolidated Financial Statements for more detail regarding our debt). We had $10.5 million of outstanding letters of credit as of March 31, 2020, which reduced our revolving credit facility borrowing availability to $230.5 million.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of March 31, 2020, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The table below provides a summary of our cash flows by category:

THREE MONTHS ENDED MARCH 31, 2020	THREE MONTHS ENDED MARCH 31, 2019
Operating Activities:
» Net earnings were $27.6 million.	» Net earnings were $7.6 million.
» Non-cash depreciation and amortization expense was $33.1 million.	» Non-cash depreciation and amortization expense was $35.0 million.
» Working capital items were a source of operating cash flows of $171.7 million.	» Working capital items were a source of operating cash flows of $77.5 million.
Investing Activities:
» Net cash flows used by investing activities included $25.3 million of capital expenditures.	» Net cash flows used by investing activities included $21.5 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $24.8 million. » In addition, we had net payments on our debt $97.7 million.	» Net cash flows used by financing activities included the payment of dividends of $24.6 million. » In addition, we had net payments on our debt of $64.9 million.

Other Matters

See Notes 7 and 9 to our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Sensitivity Analysis Related to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations, because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level apart from the activities of the operating segments and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use these measures to assess our operating performance and return on capital, and to evaluate potential acquisitions or other capital projects. These measures are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, operating earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items including stock-based compensation, (gain) loss on foreign exchange and other expense (income). Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,
	2020	2019
Net earnings	$27.6	$7.6
Interest expense	19.0	16.2
Income tax expense	11.7	4.9
Depreciation, depletion and amortization	33.1	35.0
EBITDA	91.4	63.7
Adjustments to EBITDA:
Stock-based compensation - non cash	2.4	1.1
(Gain) loss on foreign exchange	(14.3)	5.0
Other expense (income), net	0.1	(0.6)
Adjusted EBITDA	$79.6	$69.2

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange rate risk by entering into natural gas derivative instruments and foreign currency contracts. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2019.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Note 7 and Note 9 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition. There have been no material developments since December 31, 2019 with respect to our legal proceedings, except as described in Note 7 and Note 9 to our Consolidated Financial Statements.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented by the discussion below related to the COVID-19 pandemic.

The COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats, could materially and adversely affect our business, financial condition and results of operations.

The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide, could have a material adverse effect on our business, financial condition and results of operations. As an essential business, we have continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. However, COVID-19 has significantly impacted economic activity and markets worldwide in 2020, and it could negatively affect our business in a number of ways. These effects could include, but are not limited to:

•	Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders or other limitations could impact our business.

•
Temporary closures of our facilities or the facilities of our customers or suppliers could reduce demand for our products or affect our ability to timely meet our customer’s orders and negatively impact our supply chain. Compliance with new governmental regulations, such as social distancing regulations, could increase our operational costs. Our mining and manufacturing facilities in North America and Brazil remained in operation throughout the first quarter of 2020; however, operations at our U.K. salt mine were idled near the end of March 2020 due to the mild 2019-2020 winter weather experienced in that market, along with U.K. government guidance on COVID-19 preventative measures.

•
Our mining and manufacturing facilities rely on raw materials and components provided by our suppliers. If the ongoing quarantining or similar measures cause delays along our supply chain, we could experience a mining or manufacturing slow-down or seek to obtain alternate sources of supply, which may not be available or may be more expensive. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our business.

•
Global health concerns, such as COVID-19, could result in social, economic, and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.

•
The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks and external business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, could have an adverse impact on our business, financial condition or results of operations.

•
Remote work arrangements for our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. These risks could also impact the third parties on which we rely.

•
The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both the Company and our customers and suppliers. Disruption and volatility in the global and financial markets or other factors may also cause adverse fluctuations in foreign currency exchange rates, particularly an increase in the value of the U.S. dollar against the Canadian dollar, the Brazilian reais or the U.K. pound sterling, which could negatively affect our business, financial condition and reported results of operations.

The impact of COVID-19 may also exacerbate other risks discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material adverse effect on us. The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impact our business, financial condition and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects on our suppliers, third-party service providers and customers.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)     Issuer Purchases of Equity Securities

The Company withheld 1,479 shares with a fair value of $0.1 million related to the vesting of RSUs during the first three months of 2020. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. These shares are not considered common stock repurchases under the Company’s equity compensation plans.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1*	Final Release and Waiver of Claims, dated February 24, 2020, between Compass Minerals International, Inc. and Angela Y. Jones.
10.2*	Consulting Agreement, dated February 21, 2020, between Compass Minerals International, Inc. and Angela Y. Jones.
31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 6, 2020	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)