Form 10-Q
period 2020-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2020-08-05
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of July 31, 2020, was 33,944,311 shares.

COMPASS MINERALS INTERNATIONAL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$67.2	$34.7
Receivables, less allowance for doubtful accounts of $9.3 in 2020 and $10.7 in 2019	168.6	342.4
Inventories	325.1	311.5
Other	59.5	96.4
Total current assets	620.4	785.0
Property, plant and equipment, net	948.0	1,030.8
Intangible assets, net	86.0	103.0
Goodwill	264.9	343.0
Investment in equity investee	23.5	24.9
Other	143.0	156.5
Total assets	$2,085.8	$2,443.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$39.0	$52.1
Accounts payable	108.1	126.2
Accrued salaries and wages	28.3	34.4
Income taxes payable	12.2	10.4
Accrued interest	11.7	11.3
Accrued expenses and other current liabilities	61.7	61.5
Total current liabilities	261.0	295.9
Long-term debt, net of current portion	1,247.5	1,363.9
Deferred income taxes, net	80.6	89.9
Other noncurrent liabilities	153.1	163.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	122.3	117.1
Treasury stock, at cost — 1,446,072 shares at June 30, 2020 and 1,481,611 shares at December 31, 2019	(3.8)	(3.2)
Retained earnings	587.0	607.4
Accumulated other comprehensive loss	(362.3)	(192.1)
Total stockholders’ equity	343.6	529.6
Total liabilities and stockholders’ equity	$2,085.8	$2,443.2
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$256.1	$245.2	$670.0	$648.9
Shipping and handling cost	40.5	48.0	142.3	160.9
Product cost	149.3	151.4	374.1	369.6
Gross profit	66.3	45.8	153.6	118.4
Selling, general and administrative expenses	41.8	41.7	84.9	81.1
Operating earnings	24.5	4.1	68.7	37.3

Other expense (income):
Interest expense	17.2	16.8	36.2	33.0
Net earnings in equity investee	(0.2)	(0.1)	(0.1)	—
Loss (gain) on foreign exchange	5.0	4.1	(9.3)	9.0
Other, net	(0.4)	(0.5)	(0.3)	(1.0)
Earnings (loss) before income taxes	2.9	(16.2)	42.2	(3.7)
Income tax expense (benefit)	1.2	(4.4)	12.9	0.5
Net earnings (loss)	$1.7	$(11.8)	$29.3	$(4.2)

Basic net earnings (loss) per common share	$0.04	$(0.36)	$0.85	$(0.14)
Diluted net earnings (loss) per common share	$0.04	$(0.36)	$0.84	$(0.14)

Weighted-average common shares outstanding (in thousands):
Basic	33,915	33,883	33,903	33,878
Diluted	33,915	33,883	33,903	33,878
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss)	$1.7	$(11.8)	$29.3	$(4.2)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.0) for the three and six months ending June 30, 2020 and 2019, respectively.	0.2	0.1	0.4	0.2
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.3) in the both the three and six months ended June 30, 2020 and $0.1 in the three and six months ended June 30, 2019, respectively.	0.7	(0.4)	0.8	(0.3)
Cumulative translation adjustment	2.1	18.3	(171.4)	32.8
Comprehensive income (loss)	$4.7	$6.2	$(140.9)	$28.5
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2020 and 2019
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$0.4	$117.1	$(3.2)	$607.4	$(192.1)	$529.6
Comprehensive income (loss)				27.6	(173.2)	(145.6)
Dividends on common stock ($0.72 per share)		0.1		(24.9)		(24.8)
Shares issued for stock units, net of shares withheld for taxes			(0.1)			(0.1)
Stock-based compensation		2.4				2.4
Balance, March 31, 2020	$0.4	$119.6	$(3.3)	$610.1	$(365.3)	$361.5
Comprehensive income				1.7	3.0	4.7
Dividends on common stock ($0.72 per share)		0.1		(24.8)		(24.7)
Shares issued for stock units, net of shares withheld for taxes		(0.1)	(0.5)			(0.6)
Stock-based compensation		2.7				2.7
Balance, June 30, 2020	$0.4	$122.3	$(3.8)	$587.0	$(362.3)	$343.6

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$643.5	$(210.9)	$540.2
Comprehensive income				7.6	14.7	22.3
Cumulative effect of change in accounting principle				(0.1)		(0.1)
Dividends on common stock ($0.72 per share)		0.1		(24.6)		(24.5)
Shares issued for stock units, net of shares withheld for taxes			(0.2)			(0.2)
Stock-based compensation		1.1				1.1
Balance, March 31, 2019	$0.4	$111.3	$(3.1)	$626.4	$(196.2)	$538.8
Comprehensive (loss) income				(11.8)	18.0	6.2
Dividends on common stock ($0.72 per share)		0.1		(24.8)		(24.7)
Shares issued for stock units, net of shares withheld for taxes			(0.1)			(0.1)
Stock-based compensation		2.7				2.7
Balance, June 30, 2019	$0.4	$114.1	$(3.2)	$589.8	$(178.2)	$522.9
The accompanying notes are an integral part of the consolidated financial statements.

COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$29.3	$(4.2)
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	68.0	68.9
Finance fee amortization	1.5	1.4
Stock-based compensation	5.1	3.4
Deferred income taxes	6.6	(9.8)
Net earnings in equity investee	(0.1)	—
Unrealized foreign exchange (gain) loss	(12.6)	8.4
Other, net	4.1	1.4
Changes in operating assets and liabilities:
Receivables	139.2	136.6
Inventories	(35.4)	(39.5)
Other assets	33.7	9.2
Accounts payable and accrued expenses and other current liabilities	(1.5)	(52.1)
Other liabilities	(4.0)	(11.8)
Net cash provided by operating activities	233.9	111.9
Cash flows from investing activities:
Capital expenditures	(42.7)	(49.8)
Other, net	(1.3)	(1.0)
Net cash used in investing activities	(44.0)	(50.8)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	64.2	172.9
Principal payments on revolving credit facility borrowings	(165.2)	(199.1)
Proceeds from issuance of long-term debt	22.2	20.1
Principal payments on long-term debt	(21.7)	(11.8)
Dividends paid	(49.5)	(49.2)
Deferred financing costs	(0.1)	—
Shares withheld to satisfy employee tax obligations	(0.7)	(0.3)
Other, net	(0.9)	(0.6)
Net cash used in financing activities	(151.7)	(68.0)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	0.3
Net change in cash and cash equivalents	32.5	(6.6)
Cash and cash equivalents, beginning of the year	34.7	27.0
Cash and cash equivalents, end of period	$67.2	$20.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$32.5	$27.8
Income taxes paid, net of refunds	$(37.7)	$44.9
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) in its Annual Report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance remains largely unchanged. The adoption of this guidance on January 1, 2020 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2020, the Company adopted guidance issued by the FASB related to credit losses for financial instruments, which replaces the incurred loss methodology with a current expected credit loss methodology (“CECL”). The Company has determined that its trade receivables are the only financial instrument that is within scope of this CECL guidance. The CECL methodology requires financial assets to be recorded at the net amount expected to be collected over the lifetime of the asset such that the estimated losses are accrued on the day the asset is acquired. The CECL methodology also requires financial assets to be aggregated and evaluated within pools with similar risk characteristics.
The Company has recorded an allowance on its trade receivables based on historical loss rates modified to consider supportable forecasts related to customer-specific and macroeconomic factors. For instance, the Company’s 2020 allowance for doubtful accounts considered the potential impact that the coronavirus pandemic could have on the collectability of its outstanding receivables. The Company’s customer pools are comprised of North American highway deicing customers, North American consumer and industrial customers, Plant Nutrition North America customers, Plant Nutrition South America customers and customers whose outstanding receivable balances have been sent to collections. Customers grouped within these pools have similar risk characteristics. The Company’s allowance for doubtful accounts consists of estimates of expected credit losses and accruals for returns and allowances. At the transition date of January 1, 2020, the implementation of CECL had an immaterial impact of less than $0.1 million on the Company’s consolidated financial statements. Under CECL, the Company had an allowance for doubtful accounts of $9.4 million and $8.2 million as of January 1, 2020, and June 30, 2020, respectively.

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

3.  Leases:

In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. The Company adopted this guidance beginning in the first quarter of 2019, using a modified retrospective transition method, which required the cumulative effect of this change in accounting of $0.1 million to be recorded as an adjustment to beginning retained earnings. The Company elected the package of transition provisions available for existing contracts, which allowed entities to carryforward the historical assessment of whether the contract contained a lease and the lease classification.

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

The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheets Location	June 30, 2020	December 31, 2019
Assets
Operating leases	Other assets	$45.8	$53.7
Finance leases	Property, plant and equipment, net	5.2	5.8
Total leased assets		$51.0	$59.5
Liabilities
Current liabilities:
Operating leases	Accrued expenses and other current liabilities	$8.0	$12.8
Finance leases	Accrued expenses and other current liabilities	1.6	1.1
Noncurrent liabilities:
Operating leases	Other noncurrent liabilities	38.1	41.0
Finance leases	Other noncurrent liabilities	4.6	6.2
Total lease liabilities		$52.3	$61.1
The Company’s components of lease cost are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Finance lease cost:
Amortization of lease assets	$0.4	$0.3	$0.9	$0.6
Interest on lease liabilities	0.2	0.1	0.3	0.3
Operating lease cost	3.5	4.9	8.1	9.7
Variable lease cost(a)	1.8	3.9	6.9	10.0
Net lease cost	$5.9	$9.2	$16.2	$20.6
(a)Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities are as follows (in millions):

June 30, 2020	Operating Leases	Finance Leases	Total
Remainder of 2020	$4.5	$1.0	$5.5
2021	10.0	1.5	11.5
2022	7.4	0.9	8.3
2023	6.3	0.9	7.2
2024	5.2	0.8	6.0
After 2024	22.4	2.6	25.0
Total lease payments	55.8	7.7	63.5
Less: Interest	(9.7)	(1.5)	(11.2)
Present value of lease liabilities	$46.1	$6.2	$52.3

Supplemental lease term and discount rate information related to leases is as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.9	7.7
Finance leases	6.3	7.2
Weighted-average discount rate
Operating leases	4.3%	4.3%
Finance leases	7.1%	7.6%
Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7.9	$9.8
Operating cash flows from finance leases	0.3	0.3
Financing cash flows from finance leases	1.0	0.6
Leased assets obtained in exchange for new operating lease liabilities	0.4	2.6
Leased assets obtained in exchange for new finance lease liabilities	1.2	0.1

4. Inventories:

Inventories consist of the following (in millions):

	June 30, 2020	December 31, 2019
Finished goods	$250.0	$235.3
Raw materials and supplies	75.1	76.2
Total inventories	$325.1	$311.5

5. Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2020	December 31, 2019
Land, buildings and structures, and leasehold improvements	$603.9	$596.0
Machinery and equipment	1,003.9	1,001.9
Office furniture and equipment	62.3	60.7
Mineral interests	167.8	171.1
Construction in progress	76.4	141.3
	1,914.3	1,971.0
Less accumulated depreciation and depletion	(966.3)	(940.2)
Property, plant and equipment, net	$948.0	$1,030.8

6. Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Aggregate amortization expense	$2.7	$3.4	$5.9	$7.0
Amounts related to the Company’s goodwill are as follows (in millions):

	June 30, 2020	December 31, 2019
Goodwill - Plant Nutrition North America Segment	$52.8	$55.4
Goodwill - Plant Nutrition South America Segment	206.3	281.6
Other	5.8	6.0
Total	$264.9	$343.0
The change in goodwill between December 31, 2019 and June 30, 2020 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

7. Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income, mining and withholding taxes, global intangible low-taxed income and interest expense recognition differences for book and tax purposes.

The Company had $11.4 million and $18.8 million as of June 30, 2020 and December 31, 2019, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $1.3 million and $1.7 million, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033 and $0.2 million and $0.3 million, respectively, of net operating tax-effected state NOL carryforwards which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2015. The reassessments are a result of ongoing audits and total $127.4 million, including interest, through June 30, 2020. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $93.7 million performance bond and has paid $36.3 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets).

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2020, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Settlements

In the fourth quarter of 2017, the Company, the Canadian Revenue Authority (“CRA”) and the U.S. Internal Revenue Service (“IRS”) reached a settlement agreement on transfer pricing issues for the Company’s 2007-2012 tax years. As a result of this settlement agreement, the Company recognized $13.8 million of tax expense in its 2017 Consolidated Statements of Operations related to the Company’s Canadian tax positions for the years 2007-2016. The recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $85.7 million and increased offsetting expenses for the Company’s U.S. subsidiary in 2017 causing a domestic loss and significant foreign income. During 2018, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. The remaining liability was satisfied in 2019 with tax payments of $5.3 million. Corresponding tax refunds of $21.4 million were received primarily in 2019 from U.S. taxing authorities, with the remaining refund of approximately $1.6 million expected in 2020 (recorded in other current assets in the Consolidated Balance Sheets).

In the fourth quarter of 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The tax expense was previously recognized in 2017, however the recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $106.1 million and offsetting expenses for the Company’s U.S. subsidiary in 2018 causing a domestic loss and significant foreign income. During 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million, with the remaining $1.4 million of tax payments to be paid during 2020. Corresponding tax refunds of $59.7 million have been received as of June 30, 2020 from U.S. taxing authorities, of which $55.0 million was received during the first quarter of 2020, with the remaining $1.9 million expected in 2020 (recorded in other current assets in its Consolidated Balance Sheets).

8. Long-Term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2020	December 31, 2019
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	395.0	400.0
Revolving Credit Facility due January 2025	59.0	160.0
6.75% Senior Notes due December 2027	500.0	500.0
3.7% Banco Itaú loan due March 2020	—	15.4
Banco Santander loan due October 2020	11.8	16.2
Banco Itaú loan due February 2021	9.5	—
Banco Rabobank loan due July 2021	12.7	17.4
Banco Santander loan due September 2021	14.6	19.9
Banco do Brasil loan due September 2021	9.1	12.4
Banco Rabobank loan due November 2021	12.7	17.4
Banco Santander loan due December 2021	10.9	14.9
Banco Votorantim loan due February 2022	7.3	—
Banco Santander loan due March 2022	2.7	—
Financiadora de Estudos e Projetos loan due November 2023	4.6	7.2
	1,299.9	1,430.8
Less unamortized debt issuance costs	(13.4)	(14.8)
Total debt	1,286.5	1,416.0
Less current portion	(39.0)	(52.1)
Long-term debt	$1,247.5	$1,363.9

In the first quarter of 2020, the Company entered into three loans totaling $20.0 million which mature between February 2021 and March 2022, respectively. Two of the loans were denominated in Brazilian reais and one loan was denominated in euros. In connection with the loan denominated in euros, the Company entered into a swap to exchange principal and interest payments denominated in euros to Brazilian reais (see Note 12). These loans bear interest ranging from 143% - 150% of CDI. As of June 30, 2020, the weighted average interest rate of all the Company’s outstanding debt was approximated 5.49%.

During the first quarter of 2020, the Company sold approximately $3.4 million of Brazilian receivables for $3.3 million. The proceeds of the transaction were used to maintain liquidity for working capital needs. The Company is contingently liable for up to 20% of the sale balance up to $0.7 million if the banks are unable to collect on these accounts. See Note 15 for discussion of the Company’s securitization of a portion of its U.S. trade receivables.

As of June 30, 2020, the term loans and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries.

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

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $7.5 million and $15.8 million as of June 30, 2020 and December 31, 2019, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the 2016 acquisition of Compass Minerals South America, which are primarily related to compensation, labor benefits and consequential tax claims that totaled $4.2 million and $5.6 million as of June 30, 2020 and December 31, 2019, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $18 million and $25 million as of June 30, 2020 and December 31, 2019, respectively.

The Division of Enforcement of the SEC is investigating the Company’s disclosures concerning the operation of the Goderich mine. The Company has cooperated with this investigation and will continue to do so. While it is not possible to predict the timing or the outcome of the SEC inquiry, the Company believes that this matter will not have a material impact on its results of operation, cash flows or financial position.

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

Segment information is as follows (in millions):

Three Months Ended June 30, 2020	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$121.8	$55.1	$76.9	$2.3	$256.1
Intersegment sales	—	2.4	0.2	(2.6)	—
Shipping and handling cost	29.7	7.6	3.2	—	40.5
Operating earnings (loss)	29.7	5.1	8.9	(19.2)	24.5
Depreciation, depletion and amortization	17.2	10.2	4.4	3.1	34.9
Total assets (as of end of period)	943.2	545.0	553.8	43.8	2,085.8

Three Months Ended June 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$112.6	$48.1	$82.1	$2.4	$245.2
Intersegment sales	—	2.6	1.1	(3.7)	—
Shipping and handling cost	37.6	6.5	3.9	—	48.0
Operating earnings (loss)	14.6	4.6	1.7	(16.8)	4.1
Depreciation, depletion and amortization	14.8	10.9	5.4	2.8	33.9
Total assets (as of end of period)	905.2	565.3	731.5	118.9	2,320.9

Six Months Ended June 30, 2020	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$409.6	$115.7	$139.7	$5.0	$670.0
Intersegment sales	—	2.7	0.3	(3.0)	—
Shipping and handling cost	119.5	16.6	6.2	—	142.3
Operating earnings (loss)	86.6	10.3	9.2	(37.4)	68.7
Depreciation, depletion and amortization	31.8	20.7	9.4	6.1	68.0

Six Months Ended June 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Sales to external customers	$419.0	$85.3	$139.8	$4.8	$648.9
Intersegment sales	—	3.1	2.6	(5.7)	—
Shipping and handling cost	141.3	12.5	7.1	—	160.9
Operating earnings (loss)	66.9	3.0	(0.9)	(31.7)	37.3
Depreciation, depletion and amortization	30.1	22.5	11.0	5.3	68.9

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2020	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$61.6	$—	$—	$—	$61.6
Consumer & Industrial Salt	60.2	—	—	—	60.2
SOP and Specialty Plant Nutrients	—	57.5	61.5	—	119.0
Industrial Chemicals	—	—	15.6	—	15.6
Eliminations & Other	—	(2.4)	(0.2)	2.3	(0.3)
Sales to external customers	$121.8	$55.1	$76.9	$2.3	$256.1

Three Months Ended June 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$46.9	$—	$—	$—	$46.9
Consumer & Industrial Salt	65.7	—	—	—	65.7
SOP and Specialty Plant Nutrients	—	50.7	61.9	—	112.6
Industrial Chemicals	—	—	21.3	—	21.3
Eliminations & Other	—	(2.6)	(1.1)	2.4	(1.3)
Sales to external customers	$112.6	$48.1	$82.1	$2.4	$245.2

Six Months Ended June 30, 2020	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$276.7	$—	$—	$—	$276.7
Consumer & Industrial Salt	132.9	—	—	—	132.9
SOP and Specialty Plant Nutrients	—	118.4	102.6	—	221.0
Industrial Chemicals	—	—	37.4	—	37.4
Eliminations & Other	—	(2.7)	(0.3)	5.0	2.0
Sales to external customers	$409.6	$115.7	$139.7	$5.0	$670.0

Six Months Ended June 30, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$265.6	$—	$—	$—	$265.6
Consumer & Industrial Salt	153.4	—	—	—	153.4
SOP and Specialty Plant Nutrients	—	88.4	98.5	—	186.9
Industrial Chemicals	—	—	43.9	—	43.9
Eliminations & Other	—	(3.1)	(2.6)	4.8	(0.9)
Sales to external customers	$419.0	$85.3	$139.8	$4.8	$648.9
(a)Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions.

The Company’s revenue by geographic area is as follows (in millions):

Revenue	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
United States(a)	$147.7	$405.6
Canada	24.2	101.6
Brazil	74.6	136.8
United Kingdom	5.3	17.0
Other	4.3	9.0
Total revenue	$256.1	$670.0

Revenue	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
United States(a)	$128.3	$366.6
Canada	27.9	115.3
Brazil	79.0	134.7
United Kingdom	5.7	23.0
Other	4.3	9.3
Total revenue	$245.2	$648.9
(a)United States sales exclude product sold to foreign customers at U.S. ports.

11. Stockholders’ Equity and Equity Instruments:

In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the issuance of 2,977,933 shares of Company common stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Incentive Award Plan (as amended, the “2015 Plan”). Since the approval of the 2015 Plan in May 2015, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan, 2015 Plan and 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. The grants occur following approval by the compensation committee of the Company’s board of directors, with the amount and terms communicated to employees shortly thereafter.

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

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The fair value and inputs used to calculate fair value for options granted in the first six months of 2020 are included in the table below:

Fair value of options granted	$10.91
Exercise price	$58.91
Expected term (years)	4.75
Expected volatility	29.3%
Dividend yield	3.5%
Risk-free rate of return	1.6%

RSUs

Typically, the RSUs granted under the 2015 Plan and 2020 Plan vest after three years and one year of service, respectively. RSUs entitle the holders to one share of common stock for each vested RSU. Unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions equal to those declared on the Company’s common stock for RSUs that are earned as a result of the satisfaction of the performance hurdle. The closing stock price on the grant date is used to determine the fair value of RSUs.

PSUs

The PSUs granted under the 2015 Plan are either total shareholder return PSUs (“TSR PSUs”) or return on invested capital PSUs (“ROIC PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total shareholder return to the total shareholder return for each company comprising the Company’s peer group (for TSR PSUs granted in 2018 and later) over the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these market conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions.

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

During the six months ended June 30, 2020, the Company reissued the following number of shares from treasury stock: no shares related to the exercise of stock options, 28,835 shares related to the release of RSUs which vested, 11,575 shares related to the release of PSUs which vested and 9,756 shares related to stock payments. In 2019, the Company issued 32,197 shares from treasury stock. The Company withheld 14,627 shares with a fair value of $0.7 million related to the vesting of RSUs and PSUs during the first six months of 2020. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax deficiency of $0.1 million from its equity compensation awards as an increase to income tax expense during the first six months of 2020. During the first six months of 2020 and 2019, the Company recorded $5.6 million (includes $0.5 million paid in cash) and $3.4 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2020:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2019	887,867	$64.21	217,413	$52.07	179,397	$61.43
Granted	94,945	58.91	87,087	58.19	69,635	82.38
Exercised(b)	—	—	—	—	(11,575)	78.87
Released from restriction(b)	—	—	(38,835)	55.23	—	—
Cancelled/expired	(70,181)	71.56	(23,494)	50.74	(31,869)	68.34
Outstanding at June 30, 2020	912,631	$63.09	242,171	$53.90	205,588	$66.48
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.
(b)Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain on natural gas and foreign currency cash flow hedges and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive loss (“AOCL”) as of and for the three and six months ended June 30, 2020 and 2019, are as follows (in millions):

Three Months Ended June 30, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.5)	$(6.7)	$(358.1)	$(365.3)
Other comprehensive income before reclassifications(b)	0.9	—	2.1	3.0
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.2	—	—
Net current period other comprehensive income	0.7	0.2	2.1	3.0
Ending balance	$0.2	$(6.5)	$(356.0)	$(362.3)

Three Months Ended June 30, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.6)	$(4.4)	$(191.2)	$(196.2)
Other comprehensive (loss) income before reclassifications(b)	(0.3)	—	18.3	18.0
Amounts reclassified from accumulated other comprehensive loss	(0.1)	0.1	—	—
Net current period other comprehensive (loss) income	(0.4)	0.1	18.3	18.0
Ending balance	$(1.0)	$(4.3)	$(172.9)	$(178.2)

Six Months Ended June 30, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.6)	$(6.9)	$(184.6)	$(192.1)
Other comprehensive income (loss) before reclassifications(b)	3.6	—	(171.4)	(167.8)
Amounts reclassified from accumulated other comprehensive loss	(2.8)	0.4	—	(2.4)
Net current period other comprehensive (loss)	0.8	0.4	(171.4)	(170.2)
Ending balance	$0.2	$(6.5)	$(356.0)	$(362.3)

Six Months Ended June 30, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)
Other comprehensive (loss) income before reclassifications(b)	(0.1)	—	32.8	32.7
Amounts reclassified from accumulated other comprehensive loss	(0.2)	0.2	—	—
Net current period other comprehensive (loss) income	(0.3)	0.2	32.8	32.7
Ending balance	$(1.0)	$(4.3)	$(172.9)	$(178.2)
(a)With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive loss presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded a foreign exchange (loss) gain of $(14.4) million and $(89.9) million in the three and six months ended June 30, 2020 and $8.1 million and $10.4 million in the three and six months ended June 30, 2019, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three and six months ended June 30, 2020 and 2019, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Line Item Impacted in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(0.3)	$(0.6)	Product cost
Foreign currency contracts	—	(3.6)	Interest expense
Income tax expense	0.1	1.4
Reclassifications, net of income taxes	(0.2)	(2.8)
Amortization of defined benefit pension:
Amortization of loss	$0.2	$0.4	Product cost
Reclassifications, net of income taxes	0.2	0.4
Total reclassifications, net of income taxes	$—	$(2.4)

	Amount Reclassified from AOCL
	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019	Line Item Impacted in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(0.1)	$(0.2)	Product cost
Foreign currency contracts	—	(0.1)	Interest expense
Income tax expense	—	0.1
Reclassifications, net of income taxes	(0.1)	(0.2)
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.2	Product cost
Reclassifications, net of income taxes	0.1	0.2
Total reclassifications, net of income taxes	$—	$—

12. Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into immaterial foreign exchange contracts to mitigate foreign exchange risk on its sales and accounts receivable. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2020, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2021. As of June 30, 2020 and December 31, 2019, the Company had agreements in place to hedge forecasted natural gas purchases of 3.1 million and 2.8 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of June 30, 2020 and December 31, 2019 qualified and were designated as cash flow hedges. As of June 30, 2020, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.2 million of net losses on derivative instruments related to its natural gas hedges.

Foreign Currency Derivatives Not Designated as Hedges

In March 2020, the Company entered into forward instruments to swap currency denominated in U.S. dollars to Canadian dollars for a future intercompany payment from a U.S. subsidiary to a Canadian subsidiary. These instruments matured in April 2020 with combined notional amounts of $89.9 million. The objective of the instruments was to mitigate the foreign currency fluctuation risk related to intercompany payments denominated in a currency other than U.S. dollars, the Company’s functional currency. The instrument was not designated as a hedge. During the six months ended June 30, 2020, the Company recognized a foreign exchange loss of $3.1 million in its Consolidated Statements of Operations for these agreements.

Foreign Currency Derivatives Designated as Hedges

The Company has entered into U.S. dollar-denominated debt instruments to provide funds for its operations in Brazil. The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian reais, its Brazil subsidiary’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than the Company’s Brazil subsidiary’s functional currency. As of June 30, 2020, the Company had a swap agreement in place to hedge $9.5 million of a loan denominated in a currency other than its Brazil subsidiary’s functional currency. Payments on this loan are due on various dates extending through February 2021. As of June 30, 2020, this foreign currency derivative instrument qualified and was designated as a cash flow hedge. As of June 30, 2020, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $2.2 million of net gains on derivative instruments related to this foreign currency swap agreement.

The following tables present the fair value of the Company’s hedged items as of June 30, 2020 and December 31, 2019 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheets Location	June 30, 2020	Consolidated Balance Sheets Location	June 30, 2020
Commodity contracts	Other current assets	$0.5	Accrued expenses and other current liabilities	$0.7
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.1
Swap contracts	Other current assets	2.2	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$2.8		$0.8
(a)The Company has master netting agreements with both of its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.6 million of its commodity contracts that are in a receivable position against its contracts in payable positions.
(b)The Company has commodity hedge agreements with two counterparties and a foreign currency swap agreement with one counterparty. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties and amounts recorded as assets for the Company’s foreign currency swap agreements are receivable from one counterparty.

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
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.4 million of its commodity contracts that are in a receivable position against its contracts in payable positions.
(b)The Company has both commodity hedge and foreign currency swap agreements with two counterparties each. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties, and amounts recorded as assets for the Company’s foreign currency swap agreements are receivable from both counterparties.

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

The estimated fair values for each type of instrument are presented below (in millions):

	June 30, 2020	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.6	$1.6	$—	$—
Derivatives – foreign currency contracts, net	2.2	—	2.2	—
Total Assets	$3.8	$1.6	$2.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.6)	$(1.6)	$—	$—
Derivatives – natural gas instruments, net	(0.2)	—	(0.2)	—
Total Liabilities	$(1.8)	$(1.6)	$(0.2)	$—
(a)Includes mutual fund investments of approximately 30% in common stock of large-cap U.S. companies, 10% in common stock of small to mid-cap U.S. companies, 5% in international companies, 15% in bond funds, 15% in short-term investments and 25% in blended funds.

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
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 20% in short-term investments and 20% in blended funds.

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and payables are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified savings plan of $1.6 million and $1.4 million at June 30, 2020 and December 31, 2019, respectively, are stated at fair value based on quoted market prices. As of June 30, 2020 and December 31, 2019, the estimated amount a third party would pay for the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $252.5 million and $249.1 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of June 30, 2020 and December 31, 2019, the estimated amount a third party would pay for the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $530.0 million and $530.6 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The estimated amount a third party would pay at June 30, 2020 and December 31, 2019 for the amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled $448.9 million and $552.8 million, respectively, compared with the aggregate principal balance of $454.0 million and $560.0 million, respectively. The Brazilian loans have floating rates and their fair value approximates their carrying value.

14. Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net earnings (loss)	$1.7	$(11.8)	$29.3	$(4.2)
Less: net earnings allocated to participating securities(a)	(0.4)	(0.3)	(0.8)	(0.5)
Net earnings (loss) available to common shareholders	$1.3	$(12.1)	$28.5	$(4.7)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,915	33,883	33,903	33,878
Weighted-average awards outstanding(b)	—	—	—	—
Shares for diluted earnings per share	33,915	33,883	33,903	33,878
Net earnings (loss) per common share, basic	$0.04	$(0.36)	$0.85	$(0.14)
Net earnings (loss) per common share, diluted	$0.04	$(0.36)	$0.84	$(0.14)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 411,000 and 412,000 weighted participating securities for the three and six months ended June 30, 2020, respectively, and 319,000 and 276,000 weighted participating securities for the three and six months ending June 30, 2019, respectively.
(b)For the calculation of diluted net earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,255,000 and 1,265,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2020, respectively, and 1,184,000 and 992,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2019, respectively, that were anti-dilutive.

15. Securitization:

On June 30, 2020, certain of the Company’s U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility (the “AR Facility”) of up to $100 million with PNC Bank, National Association (“PNC”), as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent.

In connection with the AR Facility, two of the Company’s U.S. subsidiaries will, from time to time sell and contribute accounts receivable and certain related assets to a special purposes entity and wholly-owned U.S. subsidiary of the Company (the “SPE”). The SPE will finance its acquisition of the receivables by obtaining secured loans from PNC and the other lenders party to a receivables financing agreement. A U.S. subsidiary of the Company will service the accounts receivables on behalf of the SPE for a fee. In addition, the Company has agreed to guarantee the performance by its subsidiaries. The Company and its subsidiaries do not guarantee the loan principal or interest under the receivables financing agreement or the collectability of the receivables under the AR Facility. In July 2020, the Company received proceeds from its first loan amount of $24.0 million.

The purchase price for the sale of receivables will consist of cash available to the SPE from loans under the AR Facility and from collections on previously sold receivables and, to the extent the SPE does not have funds available to pay the purchase price due on any day in cash, through an increase in the principal amount of a subordinated intercompany loan. The SPE will pay monthly interest and fees with respect to amounts advanced by the lenders under the AR Facility.

The SPE’s sole business consists of the purchase or acceptance through capital contributions of the receivables and the subsequent granting of a security interest in these receivables and related rights to PNC on behalf of the lenders under the AR Facility. The SPE is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Company and the assets of the SPE are not available to pay creditors of the Company or any of its affiliates other than the SPE.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: risks related to the coronavirus (“COVID-19”) pandemic; our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the agricultural sector and supply and demand imbalances for competing plant nutrition products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; our ability to successfully implement our strategies, including the strategic review of our Plant Nutrition South America business; the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; climate change; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2019, Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about the impact of COVID-19 pandemic on us; our outlook, including expected sales volumes; working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments and tax refunds; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

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
•Employee welfare: Our management team has taken multiple actions to limit the exposure of employees to the spread of COVID-19, including instituting remote working where possible, adjusting shift schedules and crew sizes, restricting visitation to operational sites, curtailing all business-related commercial air travel, and increasing sanitation of offices and common areas within our facilities.
•Operations: Our manufacturing facilities in North America and Brazil remained in operation throughout the first quarter. Operations at our U.K. salt mine were idled near the end of March 2020 due to the very mild winter weather experienced in that market, along with U.K. government guidance on COVID-19 preventative measures. Mine operations resumed in mid-May 2020, utilizing a gradual ramp up.
•Supply chain and logistics: To date, we have experienced no material supply chain or logistics issues. We continue to evaluate potential supply chain and logistics impacts, proactively increase inventory levels of critical sourced inputs and identify secondary suppliers where possible. Both our operations and our logistics partners are deemed “essential” under current governmental guidance and we have worked to ensure we understand and comply with their safety precautions to limit potential disruptions.

The ultimate impact that COVID-19 will have on our 2020 results is unknown at this time. However, we have identified several potential impacts on our business, which include:
•A protracted North American economic shutdown could lower bid volumes due to budgetary limitations or reduced traffic on the roadways and reduced demand from our chemical customers.
•Customer access to retailers in our North American markets could impact consumer and industrial product demand.
•Potential reduced demand in our specialty crop markets in North America. As a result, our current Plant Nutrition North America volume guidance for 2020 ranges from 340,000 to 365,000 tons.
•A significant decline in global demand of crops, water conditioning products and chemical products that use our Plant Nutrition South America products could reduce demand in this segment.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2020, we operated 21 production and packaging facilities, including:
•The largest rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;
•A solar evaporation facility located in Ogden, Utah, which is both the largest SOP production site and the largest solar salt production site in the Western Hemisphere;
•Several mechanical evaporation facilities producing consumer and industrial salt; and
•Several facilities producing essential agricultural nutrients and specialty chemicals in Brazil.

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

Consolidated Results of Operations

The following is a summary of our consolidated results of operations for the three and six months ended June 30, 2019 and 2020, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED JUNE 30
* Refer to “—Sensitivity Analysis Related to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2019 AND 2020

•Total sales increased 4%, or $10.9 million, due to increases in Salt and Plant Nutrition North America sales, which were partially offset by a decrease in Plant Nutrition South America sales.
•Operating earnings increased 498%, or $20.4 million, due to increases in all businesses.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 44%, or $19.1 million.
•Diluted net earnings per share increased $0.40.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2019 AND 2020

•Total sales increased 3%, or $21.1 million, due to an increase in the Plant Nutrition North America, which were partially offset by a decrease in Salt sales.
•Operating earnings increased 84%, or $31.4 million, due to increases in all businesses.

•Adjusted EBITDA increased 26%, or $29.5 million.
•Diluted net earnings per share increased $0.98.

THREE AND SIX MONTHS ENDED JUNE 30
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2019 AND 2020

Gross Profit: Increased 45%, or $20.5 million; Gross Margin increased by 7 percentage points
•Salt segment gross profit increased $15.1 million primarily due to higher highway deicing average sales prices, sales volumes and lower logistics costs.
•The gross profit of the plant nutrition business, on a combined basis, increased $5.0 million due to an increase of $5.0 million in Plant Nutrition South America segment gross profit. Plant Nutrition South America segment gross profit increased primarily due to higher sales volumes, which were partially offset by lower average sales prices reflecting the weaker Brazilian reais. Plant Nutrition North America segment gross profit remained flat compared to the prior quarter as an increase in sales volumes were offset by lower average sales prices.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2019 AND 2020

Gross Profit: Increased 30%, or $35.2 million; Gross Margin increased by 5 percentage points
•Salt segment gross profit increased $20.5 million primarily due to higher highway deicing average sales prices, which were partially offset by lower sales volumes and higher per-unit product cost due to costs resulting from upgrades to our mining equipment and sales of higher cost purchased salt.
•The gross profit of the plant nutrition business, on a combined basis, increased $14.2 million. Plant Nutrition North America segment gross profit increased $5.8 million primarily due to higher sales volumes, partially offset by lower average sales prices. Plant Nutrition South America segment gross profit increased $8.4 million primarily due to higher sales volumes, which were partially offset by lower average sales prices reflecting the weaker Brazilian reais.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2019 AND 2020

SG&A: Increased $0.1 million; Decreased 0.7 percentage points as a percentage of sales from 17.0% to 16.3%
•The increase in SG&A expense was primarily due to higher corporate incentive compensation and corporate professional service fees, which were partially offset by reduced travel and advertising expenses due to COVID-19.

Interest Expense: Increased $0.4 million to $17.2 million
•The increase was primarily due to an increase in interest rates due to the refinancing of our debt in the fourth quarter of 2019, which was partially offset by lower debt levels.

Loss (Gain) on Foreign Exchange: Increased $0.9 million from an expense of $4.1 million to expense of $5.0 million
•We realized foreign exchange losses of $5.0 million in the second quarter of 2020 compared to $4.1 million in the second quarter of 2019 due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars. The foreign currency swaps associated with these loans matured in the second quarter of 2020.

Other Income, Net: Decreased $0.1 million from income of $0.5 million to income of $0.4 million
•The decrease in other income was primarily due to lower interest income.

Income Tax Expense: Increased $5.6 million from a benefit of $4.4 million to an expense of $1.2 million
•The increase in income tax expense was primarily due to higher pretax income in the second quarter of 2020 versus the pretax loss in the second quarter of 2019 and discrete tax expense items in the second quarter of 2020.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, global intangible low-taxed income, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.
•Our effective tax rate increased from 27% in the second quarter of 2019 to 41% in the second quarter of 2020 primarily due to the impact of discrete tax items in the second quarter of 2020 on low pretax income.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2019 AND 2020

SG&A: Increased $3.8 million; increased 0.2 percentage points as a percentage of sales from 12.5% to 12.7%
•The increase in SG&A expense was primarily due to higher corporate salaries, wages and incentive compensation in the current period due, in part, to severance expense incurred in the current period, and higher corporate professional services expenses, which was partially offset by lower travel expenses due to COVID-19.

Interest Expense: Increased $3.2 million to $36.2 million
•The increase was primarily due to an increase in interest rates due to the refinancing of our debt in the fourth quarter of 2019, which was partially offset by lower debt levels.

Loss (Gain) on Foreign Exchange: Improved $18.3 million from an expense of $9.0 million to income of $9.3 million
•We realized foreign exchange gains of $9.3 million in the first six months of 2020 compared to a loss of $9.0 million in the first six months of 2019 due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Other Income, Net: Decreased $0.7 million from income of $1.0 million to income of $0.3 million
•The decrease in other income is primarily due to losses incurred in the first quarter of 2020 related to our non-qualified deferred compensation plan for certain executives and lower interest income in the current period.

Income Tax Expense: Increased $12.4 million from $0.5 million to $12.9 million
•The increase in income tax expense was primarily due to higher pretax income in the first half of 2020 versus pretax losses in the first half of 2019, partially offset by the discrete tax expense items in the first quarter of 2019.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, global intangible low-taxed income, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.
•Our effective tax rate increased from 14% in the first half of 2019 to 31% in the first half of 2020 primarily due to the impact of discrete tax items in the first quarter of 2019.

Operating Segment Performance
The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments. The results of operations of the consolidated records management business and other incidental revenues include sales of $2.3 million and $2.4 million for the second quarter of 2020 and 2019, respectively and $5.0 million and $4.8 million for the first six months of 2020 and 2019, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2020	2Q 2019	2020 YTD	2019 YTD
Salt Sales (in millions)	$121.8	$112.6	$409.6	$419.0
Salt Operating Earnings (in millions)	$29.7	$14.6	$86.6	$66.9
Salt Sales Volumes (thousands of tons)
Highway deicing	1,021	865	4,125	4,408
Consumer and industrial	400	438	869	989
Total tons sold	1,421	1,303	4,994	5,397
Average Salt Sales Price (per ton)
Highway deicing	$60.32	$54.17	$67.08	$60.25
Consumer and industrial	$150.77	$150.02	$152.97	$155.15
Combined	$85.77	$86.41	$82.02	$77.63
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2019 AND 2020

•Salt sales increased 8%, or $9.2 million, primarily due to higher highway deicing Salt sales volumes and highway deicing average sales prices, which were partially offset by lower consumer and industrial sales volumes.
•The increase in highway deicing and consumer and industrial sales prices contributed $6.6 million to Salt sales, although the sales mix resulted in a 1% decrease in combined average Salt sales prices as higher-priced consumer and industrial sales volumes were a lower proportion of total sales in the current period.
•Highway deicing average sales prices increased 11% due to higher North American highway deicing contract prices for the 2019-2020 winter season. Consumer and industrial average sales prices increased 1%.
•Salt sales volumes increased 9%, or 118,000 tons, and contributed $2.6 million to sales. Highway deicing sales volumes increased 18% primarily as result of customers meeting their minimum contracted volume requirements due to the milder winter weather in the first quarter of 2020 in North America. Consumer and industrial sales volumes decreased 9% due to the impact of COVID 19 on its non-deicing sales.
•Salt operating earnings increased 103%, or $15.1 million, due to higher highway deicing sales volumes and average sales prices and lower per-unit logistics costs. The 2019 period had $2.8 million of additional logistics costs related to Mississippi river flooding.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2019 AND 2020

•Salt sales decreased 2%, or $9.4 million, primarily due to lower Salt sales volumes, which were partially offset by higher highway deicing average sales prices.
•Salt average sales prices increased 6% and contributed $26.3 million to sales due to higher highway deicing sales prices.

•Highway deicing average sales prices increased 11% due to higher North American highway deicing contract prices for the 2019-2020 winter season. Consumer and industrial average sales prices decreased 1% primarily due to sales mix.
•Salt sales volumes decreased 7%, or 403,000 tons, and unfavorably impacted sales by $35.7 million. Highway deicing sales volumes decreased 6% primarily as result of milder winter weather in the first quarter of 2020 in North America and the U.K. Consumer and industrial sales volumes also decreased 12% due to lower first quarter sales of deicing products and lower second quarter sales of non-deicing products primarily due to COVID 19.
•Salt operating earnings increased 29%, or $19.7 million, due to higher highway deicing prices and lower per-unit logistics costs, which were partially offset by higher per-unit cost primarily due to lower production volumes in the U.K., costs related to upgrading our mining equipment at our Goderich mine, increased corporate professional service expenses and high cost purchased salt.

Plant Nutrition North America

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2020	2Q 2019	2020 YTD	2019 YTD
Plant Nutrition North America Sales (in millions)	$55.1	$48.1	$115.7	$85.3
Plant Nutrition North America Operating Earnings (in millions)	$5.1	$4.6	$10.3	$3.0
Plant Nutrition North America Sales Volumes (thousands of tons)	89	74	185	131
Plant Nutrition North America Average Sales Price (per ton)	$618	$649	$625	$652
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2019 AND 2020

•Plant Nutrition North America sales increased 15%, or $7.0 million due to higher sales volumes, which was partially offset by lower average sales prices.
•Plant Nutrition North America sales volumes increased 20%, or 15,000 tons, which resulted in a $9.7 million increase in sales. Sales volumes in the second quarter of 2019 were lower due to the cold and wet weather experienced in our key North American markets.
•Plant Nutrition North America average sales prices decreased 5%, providing a $2.7 million offset to the increase in sales.
•Plant Nutrition North America operating earnings increased $0.5 million to $5.1 million due to higher sales volumes and lower depreciation expense, which were partially offset by lower average sales prices.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2019 AND 2020

•Plant Nutrition North America sales increased 36%, or $30.4 million due to higher sales volumes, which was partially offset by lower average sales prices.
•Plant Nutrition North America sales volumes increased 41%, or 54,000 tons, which resulted in a $35.4 million increase in sales. Sales volume in the first half of 2019 were lower due to the cold and wet weather experienced in our key markets.

•Plant Nutrition North America average sales prices decreased 4%, providing a $5.0 million offset to the increase in sales.
•Plant Nutrition North America operating earnings increased $7.3 million to $10.3 million due to higher sales volumes, lower per-unit shipping and handling costs, lower depreciation expense and lower SG&A expenses, which were partially offset by lower average sales prices.

Plant Nutrition South America

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2020	2Q 2019	2020 YTD	2019 YTD
Plant Nutrition South America Sales (in millions)	$76.9	$82.1	$139.7	$139.8
Plant Nutrition South America Operating Earnings (Loss) (in millions)	$8.9	$1.7	$9.2	$(0.9)
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	127	109	195	161
Chemical solutions	85	80	175	162
Total tons sold	212	189	370	323
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$483	$556	$524	$596
Chemical solutions	$184	$266	$214	$270
Combined	$363	$433	$377	$432
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2019 AND 2020

•Plant Nutrition South America sales decreased 6%, or $5.2 million, due to lower average sales prices due to a 37% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year. This decline was partially offset by higher sales volumes.
•Plant Nutrition South America sales volumes increased 12%, or 23,000 tons, providing $11.0 million of sales to partially offset the decrease in sales price. Agricultural productivity sales volumes increased 17% due primarily to improvements in farmer economics and affordability of fertilizer products due to foreign exchange and barter rates. Chemical solutions sales volumes increased 6% due to higher sales of chlor-alkali products.
•A 16% decrease in Plant Nutrition South America average sales price reduced sales by $16.2 million. The decrease in average sales price was due to a 31% decrease in chemical solutions and a 13% decrease in agricultural productivity prices as a result of the weighted average change in the Brazilian reais versus the U.S. dollar. In local currency, a stronger mix of agricultural productivity sales resulted in a 15% increase in average sales prices.
•Plant Nutrition South America operating earnings increased $7.2 million to $8.9 million due to higher sales volumes, which was partially offset by a weaker Brazilian reais.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2019 AND 2020

•Plant Nutrition South America sales decreased $0.1 million, due to lower average sales prices due to a 27% unfavorable weighted average change in the Brazilian reais versus the U.S. dollar from the prior year, which was offset by higher sales volumes.
•Plant Nutrition South America sales volumes increased 15%, or 47,000 tons, which offset the decrease in Plant Nutrition South America sales prices by $23.8 million. Agricultural productivity sales volumes increased 21% due primarily to improvements in farmer economics and affordability of fertilizer products due to foreign exchange and barter rates. Chemical solutions sales volumes increased 8% due primarily to higher sales of chlor-akali products.
•A 13% decrease in Plant Nutrition South America average sales price reduced sales by $23.9 million. The decrease in average sales price was due to a 21% decrease in chemical solutions and a 12% decrease in agricultural productivity prices as a result of the weighted average change in the Brazilian reais versus the U.S. dollar. In local currency, a stronger mix of agricultural productivity sales resulted in a 10% increase in average sales prices.
•Plant Nutrition South America operating earnings (loss) increased $10.1 million from a loss of $0.9 million to earnings of $9.2 million due to higher sales volumes which was partially offset by a weaker Brazilian reais.

2020 Full-Year Outlook

•As a result of the mild first quarter winter weather, we expect Salt sales volumes for 2020 to range from 10.7 million tons to 11.1 million tons.
•Plant Nutrition North America sales volumes for 2020 are expected to range from 340,000 tons to 365,000 tons.
•We expect 2020 Plant Nutrition South America, sales volumes to range from 800,000 tons to 900,000 tons.
•For information about the impact of the COVID-19 pandemic on the Company, see “–COVID-19 Pandemic” and “Part II–Item 1A–Risk Factors.”

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

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2020, we had $32.8 million of cash and cash equivalents (in our Consolidated Balance Sheets) that were either held directly or indirectly by foreign subsidiaries. During the fourth quarter of 2018, we revised our permanently reinvested assertion to indicate that we expect to repatriate approximately $150 million of unremitted foreign earnings on which we have recorded a $4.8 million deferred tax liability as of June 30, 2020 for foreign withholding tax and state income tax. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to continue to reinvest all remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Note 7 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In the fourth quarter of 2017, we reached a federal settlement agreement with Canadian and U.S. tax authorities related to our transfer pricing issues for our 2007-2012 tax years. The recording of this settlement resulted in increased sales for our Canadian subsidiary of $85.7 million and increased offsetting expenses for our U.S. subsidiary in 2017 causing a domestic loss and significant foreign income. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. The remaining liability was satisfied in 2019 with tax payments of $5.3 million. Corresponding tax refunds of $21.4 million were received primarily in 2019 from U.S. taxing authorities, with the remaining refund of approximately $1.6 million expected in 2020. Additionally during the fourth quarter of 2018, we reached a federal settlement agreement with Canadian and U.S. tax authorities on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021.

The recording of this settlement in 2018 resulted in increased sales for our Canadian subsidiary of $106.1 million and offsetting expenses for our US subsidiary causing a domestic loss and significant foreign income in 2018. During the second quarter of 2019, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $106.1 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million with the remaining $1.4 million of tax payments to be paid during 2020. Corresponding tax refunds of $59.7 million have been received as of June 30, 2020 from U.S. taxing authorities, of which $55 million was received during the first quarter of 2020, with the remaining $1.9 million expected in 2020. There are ongoing challenges by Canadian provincial taxing authorities regarding our transfer prices of certain products. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings as well as future cash flows from our domestic operations. See Note 7 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlement.

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

Cash and cash equivalents as of June 30, 2020 of $67.2 million, increased $32.5 million from December 31, 2019. We generated $233.9 million of operating cash flows in the first six months of 2020. In the first six months of 2020, we used cash on hand and cash flows from operations to pay $100.5 million of net long-term debt, to fund capital expenditures of $42.7 million and pay dividends on our common stock of $49.5 million.

As of June 30, 2020, we had $1.3 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $454.0 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $59.0 million borrowed against our revolving credit facility, and $95.9 million of Brazilian debt (see Note 8 to our Consolidated Financial Statements for more detail regarding our debt). We had $10.4 million of outstanding letters of credit as of June 30, 2020, which reduced our revolving credit facility borrowing availability to $230.6 million.

On June 30, 2020, certain of our U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility of up to $100 million with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. In July 2020, we received our first loan amount of $24.0 million. See Note 15 to our Consolidated Financial Statements for more information.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of June 30, 2020, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The table below provides a summary of our cash flows by category:

SIX MONTHS ENDED JUNE 30, 2020	SIX MONTHS ENDED JUNE 30, 2019
Operating Activities:
» Net earnings were $29.3 million.	» Net loss was $4.2 million.
» Non-cash depreciation and amortization expense was $68.0 million.	» Non-cash depreciation and amortization expense was $68.9 million.
» Working capital items were a source of operating cash flows of $132.0 million.	» Working capital items were a source of operating cash flows of $42.4 million.
Investing Activities:
» Net cash flows used by investing activities included $42.7 million of capital expenditures.	» Net cash flows used by investing activities included $49.8 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $49.5 million.	» Net cash flows used by financing activities included the payment of dividends of $49.2 million.
» In addition, we had net payments on our debt $100.5 million.	» In addition, we had net payments on our debt of $17.9 million
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

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net earnings (loss)	$1.7	$(11.8)	$29.3	$(4.2)
Interest expense	17.2	16.8	36.2	33.0
Income tax expense (benefit)	1.2	(4.4)	12.9	0.5
Depreciation, depletion and amortization	34.9	33.9	68.0	68.9
EBITDA	55.0	34.5	146.4	98.2
Adjustments to EBITDA:
Stock-based compensation - non cash	2.7	2.3	5.1	3.4
Loss (gain) on foreign exchange	5.0	4.1	(9.3)	9.0
Logistics impact from flooding	—	2.8	—	2.8
Other income, net	(0.4)	(0.5)	(0.3)	(1.0)
Adjusted EBITDA	$62.3	$43.2	$141.9	$112.4
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in the United States or worldwide, could have a material adverse effect on our business, financial condition and results of operations. As an essential business, we have continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. However, COVID-19 has significantly impacted economic activity and markets worldwide in 2020, and it could negatively affect our business in a number of ways. These effects could include, but are not limited to:
•Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders or other limitations could impact our business.
•Temporary closures or disruptions at our facilities or the facilities of our customers or suppliers could reduce demand for our products or affect our ability to timely meet our customer’s orders and negatively impact our supply chain. For example, we experienced lost sales in the second quarter of 2020 primarily for certain customers of our non-deicing salt products due to manufacturing outages and retail disruptions. Compliance with new governmental regulations, such as social distancing regulations, could increase our operational costs. Our mining and manufacturing facilities in North America and Brazil remained in operation throughout the first half of 2020; however, operations at our U.K. salt mine were idled near the end of March 2020 due to the mild 2019-2020 winter weather experienced in that market, along with U.K. government guidance on COVID-19 preventative measures, with operations resuming in mid-May 2020 using a gradual ramp up. In addition, we have incurred increased costs related to health and safety precautions we have put in place at our facilities, such as increasing sanitation of offices and common areas within our facilities.
•Our mining and manufacturing facilities rely on raw materials and components provided by our suppliers. If the ongoing quarantining or similar measures cause delays along our supply chain, we could experience a mining or manufacturing slow-down or seek to obtain alternate sources of supply, which may not be available or may be more expensive. Disruptions to our supply chain and business operations, or to our suppliers’ or customers’ supply chains and business operations, could include disruptions from the closure of supplier and manufacturer facilities, interruptions in the supply of raw materials and components, personnel absences, or restrictions on the shipment of our or our suppliers’ or customers’ products, any of which could have adverse ripple effects on our business.
•Global health concerns, such as COVID-19, could result in social, economic and labor instability in the countries and localities in which we or our suppliers and customers operate. Any of these uncertainties could have a material adverse effect on our business, financial condition or results of operations.
•The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks and external business partners, to meet their respective obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, could have an adverse impact on our business, financial condition or results of operations.
•Remote work arrangements for our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. These risks could also impact the third parties on which we rely.
•The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both the Company and our customers and suppliers. Disruption and volatility in the global and financial markets or other factors may also cause adverse fluctuations in foreign currency exchange rates, particularly an increase in the value of the U.S. dollar against the Canadian dollar, the Brazilian reais or the U.K. pound sterling, which could negatively affect our business, financial condition and reported results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None.

(c)  Issuer Purchases of Equity Securities

The Company withheld 14,627 shares with a fair value of $0.7 million related to the vesting of restricted stock units during the first six months of 2020. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. These shares are not considered common stock repurchases under the Company’s equity compensation plans.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of Compass Minerals International, Inc., as amended by the Certificate of Amendment, dated May 15, 2020 (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
3.2	Amended and Restated By-Laws of Compass Minerals International, Inc., effective as of May 15, 2020 (incorporated herein by reference to Exhibit 3.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.1*	Non-Employee Director Compensation Policy, effective May 14, 2020.
10.2*	2020 Form of Non-Employee Director Award Grant Notice (DSUs).
10.3*	2020 Form of Non-Employee Director Award Grant Notice (RSUs).
10.4	Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated herein by reference to Exhibit 99.1 to Compass Minerals International Inc.’s Registration Statement on File S-8, File No. 333-238252).
10.5*	2020 Form of Stock Option Award Grant Notice.
10.6*	2020 Form of Restricted Stock Unit Award Grant Notice.
10.7*	2020 Form of Performance Stock Unit Award Grant Notice (rTSR).
10.8	2020 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.9	Amended and Restated Compass Minerals International, Inc. Executive Severance Plan, effective May 15, 2020 (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.10	2020 Form of Change in Control Severance Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.11	2020 Form of Restrictive Covenant Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.12	Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).
10.13	Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc.(incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).
10.14	Performance Guaranty, dated June 30, 2020, made by Compass Minerals International, Inc. in favor of PNC Bank, National Association.(incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).
31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**
Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.

95*	Mine Safety Disclosures.
101**	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 5, 2020	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)