Form 10-K
period 2020-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2021-02-26
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,653,658,110, based on the closing sale price of $48.75 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 23, 2021 was 33,974,215 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 18, 2021	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.

1	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “report”), including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; the impact of the COVID-19 pandemic on us; our outlook, including expected sales volumes and the timing and the outcome of the strategic evaluation and potential sale of our South America businesses; existing or potential capital expenditures, capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the United States (“U.S.”); repatriation of foreign earnings to the U.S.; our ability to optimize cash accessibility and minimize tax expense; the impact of the U.S. Tax Cuts and Jobs Act; our debt service requirements; our liquidity needs; outcomes of matters with taxing authorities; and the seasonality of our business, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
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
Factors that could cause actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following:

•risks related to our mining and industrial operations;

•geological conditions;

•dependency on a limited number of key production and distribution facilities and critical equipment;

•weather conditions;

•strikes, other forms of work stoppage or slowdown or other union activities;

•the inability to fund necessary capital expenditures or successfully complete capital projects;

•supply constraints or price increases for energy and raw materials used in our production processes;

•our indebtedness and inability to pay our indebtedness;

•restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments;

•tax liabilities;

•financial assurance requirements;

•the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed;

2	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•our payment of any dividends;

•the impact of competition on the sales of our products;

•risks associated with our international operations and sales, including changes in currency exchange rates and inflation risks;

•the impact of anticipated changes in plant nutrition product prices and customer application rates;

•conditions in the sectors where we sell products and supply and demand imbalances for competing products;

•increasing costs or a lack of availability of transportation services;

•the seasonal demand for our products;

•our rights and governmental authorizations to mine and operate our properties;

•compliance with foreign and U.S. laws and regulations related to import and export requirements and anti-corruption laws;

•compliance with environmental, health and safety laws and regulations;

•environmental liabilities;

•misappropriation or infringement claims relating to intellectual property;

•product liability claims and product recalls;

•inability to obtain required product registrations or increased regulatory requirements;

•changes in industry standards and regulatory requirements;

•disruptions caused by the COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats;

•our ability to successfully implement our strategies and the timing and outcome of the strategic evaluation and sale processes for our South America businesses;

•the loss of key personnel;

•a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data;

•our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions;

•climate change and related laws and regulations;

•domestic and international general business and economic conditions; and

•other risk factors included in this report or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Where You Can Find More Information.”

3	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from publicly available information and industry publications, surveys, market research, internal company surveys and consultant surveys. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental U.S. and Canada, references to the United Kingdom (“U.K.”) include only England, Scotland and Wales, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North American consumer and industrial salt and highway deicing salt markets are generally based on historical sales volumes, (b) U.K. highway deicing salt sales are generally based on historical sales volumes, and (c) sulfate of potash are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds.

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
ITEM 1.    BUSINESS

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Our plant nutrition business manufactures an innovative and diverse portfolio of products that improve the quality and yield of crops, while supporting sustainable agriculture. Additionally, our specialty chemical business serves the water treatment industry and other industrial processes. As of December 31, 2020, we operate 21 production and packaging facilities with more than 3,000 personnel throughout the U.S., Canada, Brazil and the U.K, including:
•The largest underground rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;
•A solar evaporation facility located near Ogden, Utah, which is both the largest sulfate of potash specialty fertilizer (“SOP”) production site and the largest solar salt production site in the Western Hemisphere;
•Several mechanical evaporation facilities producing consumer and industrial salt; and
•Multiple facilities producing essential agricultural nutrients and specialty chemicals in Brazil.
Our Salt segment provides highway deicing salt to customers in North America and the U.K. as well as consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation and other salt-based products

4	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In October 2016, we significantly expanded our plant nutrition business with the acquisition of Compass Minerals América do Sul Indústria e Comércio Ltda. (“Compass Minerals South America”), which constitutes our Plant Nutrition South America segment. The Plant Nutrition South America segment operates two primary businesses in Brazil—agricultural productivity, which manufactures and distributes a broad offering of specialty plant nutrition solution-based products, and chemical solutions, which manufactures and markets specialty chemicals, primarily for the water treatment industry and for use in other industrial processes.
We sell our salt and plant nutrition products primarily in the U.S., Canada, Brazil, the U.K. and the European Union (“EU”). See Part II, Item 8, Note 15 to our Consolidated Financial Statements for financial information relating to our operations by geographic areas.

SALT SEGMENT

Overview
Salt is indispensable and enormously versatile with thousands of reported uses. In addition, there are no known cost-effective alternatives for most high-volume uses. Through the use of effective mining techniques and efficient production processes, we leverage our high-grade salt deposits, which are among the most extensive in the world. Further, many of our Salt segment assets are in locations that are logistically favorable to our core markets. Our strategy for this segment is to focus on driving profitability from every ton we produce through cost efficiency as well as commercial and operational execution.
Through our Salt segment, we produce, market and sell salt (sodium chloride) and magnesium chloride in North America and sodium chloride in the U.K. Our Salt products include rock salt, mechanically-evaporated salt, solar-evaporated salt, brine magnesium chloride and flake magnesium chloride. While we also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products, sodium chloride represents the vast majority of the products we produce, market and sell. In 2020, the Salt segment accounted for approximately 57% of our sales (see Part II, Item 8, Note 15 to our Consolidated Financial Statements for segment financial information).

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

5	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Salt Industry Overview
In our primary markets, we estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 39 million tons per year, assuming average winter weather conditions, while the consumer and industrial market is approximately 10 million tons per year. In the U.K., we estimate that the consumption of highway deicing salt is approximately 2 million tons per year, assuming average winter weather conditions. We also estimate that salt production in the U.S. has increased at a historical average rate of approximately 1% per year, although there have been recent fluctuations above and below this average driven primarily by winter weather variability.
Salt prices vary according to purity, end use and variations in refining and packaging processes. Management estimates that salt prices in the U.S. have increased at a historical average rate of approximately 3% - 4% per year, although there have been recent fluctuations above and below this average. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost, which makes logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation of salt tends to favor producers located nearest to customers.

Processing Methods
As of December 31, 2020, salt mining, other production activities and packaging are conducted at 11 of our facilities. The three processing methods we use to produce salt are described below.

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

6	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

United Kingdom - Our Winsford rock salt mine in Northwest England, near Manchester, serves the U.K. highway deicing market, primarily in England and Wales.

Our current estimated production capacity is approximately 16.2 million tons of salt per year. The following table shows the estimated annual production capacity and type of salt produced at each of our owned or leased production locations as of December 31, 2020:

Location	Annual Production Capacity(a) (tons)	Product Type
North America
Goderich, Ontario Mine	8.0 million	Rock Salt
Cote Blanche, Louisiana Mine	2.9 million	Rock Salt
Ogden, Utah Plant:
Salt(b)	1.5 million	Solar Salt
Magnesium Chloride(c)	750,000	Magnesium Chloride
Lyons, Kansas Plant	450,000	Evaporated Salt
Unity, Saskatchewan Plant	140,000	Evaporated Salt
Goderich, Ontario Plant	140,000	Evaporated Salt
Amherst, Nova Scotia Plant	130,000	Evaporated Salt
United Kingdom
Winsford, Cheshire Mine	2.2 million	Rock Salt
(a)Annual production capacity is our estimate of the tons that could be produced based on design capacity, assuming optimization of our operations, including our facilities, equipment and workforce. Incremental equipment, labor or other costs may be required to achieve these production capacity estimates. As we continue our efforts to optimize and refine our production methods, we will update our estimates if necessary.
(b)Solar salts deposited annually substantially exceed the amount converted into finished products. The amount presented here represents an approximate average amount produced based on recent market demand.
(c)The magnesium chloride amount includes both brine and flake.

Actual annual Salt production volume levels may vary from the annual production capacity shown in the table above due to a number of factors, including variations in the winter weather conditions which impact demand for highway and consumer deicing products, the quality of the reserves and the nature of the geologic formation that we are mining at a particular time, unplanned downtime due to safety concerns, incidents and mechanical failures, and other operating conditions. The chart below shows annual Salt production volumes, including magnesium chloride, at our owned and leased production locations:

* Excludes solar salt harvested at our Ogden facility that is not converted into finished product and salt processed at our packaging facilities.

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
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 85% of our salt production capacity as of December 31, 2020. Each of these mines is operated with modern

7	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Mine	Years in operation	Remaining reserve*	Remaining mine life*
Goderich	61 years	541.3 million tons	83 years
Cote Blanche	55 years	303.8 million tons	101 years
Winsford	175 years	28.0 million tons	28 years
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
In 2012, we acquired mining rights to approximately 100 million tons of salt reserves in the Chilean Atacama Desert. This reserve estimate is based upon an initial report. We will need to complete a feasibility study before we proceed with the development of this project to ensure our salt reserves are probable. The development of this project will require significant infrastructure to establish extraction and logistics capabilities. As of December 31, 2020, our investment in these rights totaled $7.5 million.
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
Highway deicing, including salt sold to chemical customers, constituted 61% of our 2020 Salt segment gross sales. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through multi-year contracts, with price, product quality and delivery capabilities as the primary competitive market factors. Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the cost to deliver products to customers, locations of salt sources and distribution networks also play a significant role in the ability of suppliers to cost-effectively serve customers. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi River and Ohio River systems. Deicing salt product from our Ogden facility supplies customers in the Western and upper Midwest regions of the U.S. Treated rock salt, which is typically rock salt with magnesium chloride brine and organic materials that enhance the salt’s performance, is sold throughout our markets.
We believe our production capability at our Winsford mine and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are viewed as a key supplier by the U.K.’s Highways Agency. In the U.K., approximately 75% of our highway deicing customers have multi-year contracts.
Winter weather variability is the most significant factor affecting salt sales for deicing applications, because mild winters reduce the need for salt used in ice and snow control. On average, over the last three years, approximately two-thirds of our

8	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Sales of our consumer and industrial products accounted for 39% of our 2020 Salt segment sales. We are the third largest producer of consumer and industrial salt products in North America. These products include commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We believe we are among the largest private-label producers of water conditioning salt in North America and of table salt in Canada. Our Sifto brand encompasses a full line of salt products, which are well recognized in Canada.
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

PLANT NUTRITION

Overview
Fertilizers are critical for efficient crop production using the limited arable land resources available around the world. The nutrients needed to ensure plant health can be divided into three categories:
•macro nutrients - the traditional NPK fertilizers (nitrogen (N), phosphorus (P) and potassium (K)),
•secondary nutrients - calcium, magnesium and sulfur, and
•specialty plant nutrients - trace elements of iron, manganese, copper, boron, zinc, molybdenum, chlorine and nickel.

9	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our plant nutrition businesses focus on higher-value plant nutrients including SOP, specialty formulations of macro fertilizers and a wide range of high-value specialty products incorporating secondary nutrients, specialty plant nutrients and nutritional and functional enhancers. Our products contribute to improved overall plant-metabolism, nutrient uptake and fixing, stress resistance, plant defense mechanisms, energy conversion, cell division, root enhancement and leaf, flower and fruit formation, among other benefits. The yield-enhancing properties of these supplements have been shown to provide significant farm productivity gains. Our plant nutrition strategy is based upon maximizing the profitability of our current product portfolio, innovating new technology-driven products and robust commercialization of these technologies globally.
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
In 2020, our plant nutrition businesses, on a combined basis, accounted for 43% of our sales (see Part II, Item 8, Note 15 to our Consolidated Financial Statements for segment financial information). The chart below shows our 2020 plant nutrition businesses sales by geography:

PLANT NUTRITION NORTH AMERICA SEGMENT

Industry Overview
Our Plant Nutrition North America segment includes sales of SOP and specialty plant nutrients. There are two major forms of potassium-based fertilizer, SOP, a specialty form of potassium which also provides plant-ready sulfur, and muriate of potash (“MOP” or “KCl”). Based on management’s estimates, the average annual worldwide consumption of all potash fertilizers is approximately 88 million tons, with MOP accounting for over 85% of all potash used in fertilizer production. SOP represents approximately 8% of all potash production. The remainder of potash is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients. SOP, which contains the equivalent of approximately 50% potassium oxide, maintains a price premium over MOP due to the fact that it contains the secondary nutrient, sulfur, does not contain chlorides and is more expensive to produce than MOP. Additionally, many high-value or chloride-sensitive crops experience improved yields and quality when SOP is applied instead of MOP. SOP is also a more cost-effective alternative to other forms of specialty potash.
Our North American SOP sales are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients. Consequently, weather patterns and field conditions in these locations can impact Plant Nutrition North America sales volumes.

10	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

While long-term global consumption of potash has increased in response to growing populations and the need for additional food supplies, the market for commodity potash has been challenged over the last few years due to a downturn in the broader crop market which has pressured grower incomes. However, recently improved economics for row crops has led to an improved commodity potash market. We expect the long-term demand for all potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yields. Additionally demand for our SOP products has been resilient despite the challenges facing the global potash market.
We expect our future growth to stem from continuing to build the North American specialty fertilizer market demand through the innovation and commercialization of our products and the conversion of certain commodity potassium applications into higher yield SOP applications.
Approximately 91% of our Plant Nutrition North America sales in 2020 were made to U.S. customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers and distributors combine or blend our Plant Nutrition North America products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Operations and Facilities
We produce SOP at two facilities, both located in North America, namely at our Ogden facility on the Great Salt Lake, and our Wynyard, Saskatchewan, Canada facility on Big Quill Lake. Our Ogden facility is the largest SOP production site in the western hemisphere and one of only four large-scale solar brine evaporation operations for SOP in the world. The facility operates approximately 55,000 acres of solar evaporation ponds to produce SOP and salt, including magnesium chloride, from the Great Salt Lake’s naturally occurring brine. The facility is located on land that is both owned and leased under renewable leases from the State of Utah. We believe that our property and operating equipment are maintained in good working condition. This facility has the capability to produce up to 320,000 tons of solar pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of salt annually when weather conditions are typical.
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
We have invested to increase the efficiency and expand the capacity of our Ogden facility through upgrades to our processing plant and our solar evaporation ponds. These investments have included modifications to our existing solar evaporation ponds to increase the annual solar harvest and the extraction yield from the harvest and processing capacity of our SOP plant. In 2017, we completed a project to further expand our SOP production capacity by augmenting our ability to convert KCl into SOP. As a result, our annual SOP production capacity at our Ogden facility can be scaled up to approximately 550,000 tons, including amounts produced with both solar-pond based feedstock and supplemental KCl feedstock.
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

Products and Sales
We currently generate most of our sales and earnings in our Plant Nutrition North America segment through the production and sale of SOP. Our SOP is sold in various grades under our Protassium+ brand. Our Protassium+ product line consists of different grades sized for use in broadcast spreaders, direct application and liquid fertilizer solutions. Our turf product line consists of grades sized for use by the turf and ornamental markets and for blends used on golf course greens. We also provide an organic product line with grades sized for a wide range of applications.
We also develop and distribute specialty plant nutrients under our Wolf Trax and other brands. These innovative products are based upon proprietary technologies and are focused on improving application efficiency and yield potential through various means, including by increasing root interception points in order to provide accessible plant nutrition at key

11	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Competition
SOP is marketed globally with approximately 60% of the world’s 10 million tons of estimated capacity located in China. Management estimates global SOP capacity to be as follows:

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

PLANT NUTRITION SOUTH AMERICA SEGMENT

Industry Overview
Our Plant Nutrition South America segment manufactures, distributes and markets a wide array of specialty plant nutrients and supplements developed and formulated from essential primary and secondary nutrients, specialty plant nutrients and biostimulants. These products consist of different chemical molecules, chemical compositions and production processes than conventional NPK fertilizers. This specific category of plant nutrients offers a diversity of delivery mechanisms, low environmental impact, low dosages per acre, and reflects a high degree of innovation and product development. These products also require more marketing than conventional NPK fertilizers, among other differences. Brazilian soils are naturally deficient in nutrients such as zinc, manganese and boron, among others. We estimate that Brazilian farmers, on average, only use approximately 25% of the optimal prescription of essential nutritional supplements. During 2020, 79% of sales generated by Plant Nutrition South America were derived from the manufacturing and marketing of these agricultural products. We believe we are one of the market leaders in Brazil and offer a more comprehensive range of products and brands compared to our competitors.
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

12	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

companies that treat their own wastewater. Our chemical solutions business also benefits from growth in Brazilian industrial sectors that use our products, including the oil and gas exploration, mining, pulp and paper production and ethanol production industries. Our involvement in both businesses allows us to benefit from greater purchasing power with suppliers given that a significant portion of the mineral inputs for both businesses are identical. In 2020, 21% of sales generated by Plant Nutrition South America were derived from our chemical solutions business.
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
(a)We hold a 50% ownership interest through a joint venture with Fermavi Eletroquímica Ltda.

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

Products and Sales
As of December 31, 2020, our total Plant Nutrition South America portfolio consisted of approximately 875 products, including approximately 650 in agriculture productivity and 225 in chemical solutions. The agriculture productivity products may be applied for different stages of a plant’s life cycle, different soil and other growing conditions, different crop types and using different delivery mechanisms. We also provide value-added services to our customers such as soil analysis programs, technical trainings and conferences, crop field test and research, sales support and specialized technical support, which allow us to tailor our Plant Nutrition South America products and sales to a wide variety of customers, diverse types of crops and multiple regions. Through our chemical solutions business, we manufacture, market and supply water treatment products and chemicals for industrial processes. Our water treatment products have many different uses including algae control, alkalinity control, disinfection control, odor and corrosion control, water filtration and water clarification.

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

13	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. Our trademarks registered pursuant to applicable intellectual property laws include COMPASS MINERALS, PROTASSIUM+, WOLF TRAX (and design), NU-TRAX, PROAQUA, KELLUS, ROCKET SEEDS, PROFOL, AMERICAN STOCKMAN, FREEZGARD, SAFE STEP, SIFTO and SURE PAWS.
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

HUMAN CAPITAL MANAGEMENT

As of December 31, 2020, we employed 3,229 employees, of which 1,224 were located in Brazil, 1,051 were located in the U.S., 780 were located in Canada and 174 were located in the U.K. Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce were represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on January 1, 2021, two will expire in 2021 (including one for the Goderich mine, which expires on March 31, 2021), five will expire in 2022, three will expire in 2023 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located as of December 31, 2020.

14	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Environmental, Health and Safety
At Compass Minerals, we place no priority higher than the health and safety of our employees, and the commitments we have made to our stockholders, customers and communities to create a sustainable company for generations to come. We work to ensure safety throughout our operations and in the communities where we are located. We focus on ongoing education with respect to environmental, health and safety matters, and injury prevention and reduction across all our operations.
Our Company has a comprehensive approach to workplace health and safety that fosters a strong safety culture. We have identified “Top Risks” that are consistently discussed to help keep them top-of-mind. One of our strategic imperatives is “Zero Harm,” which includes measuring our total case incident rate (“TCIR”). In 2020, we reduced our TCIR by 16% compared to the prior year.

COVID-19 Pandemic
The ongoing COVID-19 pandemic has negatively affected the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. As part of our focus on Zero Harm, we created a cross-functional Crisis Management Team to monitor developments related to the spread of COVID-19, take appropriate steps to protect our workforce and review business continuity protocols that were already in place.
As an essential business, we have continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. Our management team has taken multiple actions to limit the exposure of employees to the spread of COVID-19, including instituting remote working where possible, adjusting shift schedules and crew sizes to enable social distancing, restricting visitation to operational sites, curtailing all business-related commercial air travel, and increasing sanitation of offices and common areas within our facilities. See Item 1A Risk Factors - “The COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats, could materially and adversely affect our business, financial condition and results of operations” and Part II, Item 7 for more information.

Organizational Health
We launched an enterprise-wide campaign in 2020 to improve organizational health, understanding its impact on long-term performance and sustainability of the organization. We identified nine priority health practices to help provide focus and set a compelling, clear direction for employees, encourage the generation of ideas from within and across the enterprise, and execute in a disciplined way with strengthened accountability. To underline this commitment, we launched an employee network of Health Champions, a resource for sharing information about our business and health practices among peers.
We integrate organizational health practices into our professional development efforts to better equip employees with skills to work, lead and coach others in their day-to-day responsibilities.
In the fourth quarter of 2020, 90% of our employees participated in an annual organizational health index (“OHI”) survey in which 55% of employees reported they believe our Company health improved within the prior six months and our overall OHI score more than doubled compared to a 2019 OHI survey.

Diversity & Inclusion
We value the critical role our employees play in our success. They are in fact our most important resource. We believe it is paramount that we build a diverse and inclusive organization where our employees are safe, where they feel valued and heard, where they can thrive and grow professionally, and where they can take pride in their work and our Company.
In 2020, we created a new role, Vice President of Diversity, Inclusion and Belonging, to lead our efforts toward ensuring policies and practices foster an inclusive, diverse and equitable environment for all employees. Additionally, we launched a focus group of U.S. employees representing various ages, genders, races, ethnicities, sexual orientations and backgrounds to provide guidance on our diversity and inclusion initiatives. Because one approach does not effectively work across multiple countries when it comes to diversity, our diversity and inclusion efforts may adjust as they are implemented in other countries in which we operate. To help demonstrate our commitment to the fair treatment of all, President and Chief Executive Officer (“CEO”) Kevin S. Crutchfield joined other CEOs around the world in signing the CEO Action for Diversity & Inclusion pledge.
Also in 2020, we introduced a Parental Leave policy that provides all regular full-time U.S. employees, regardless of gender and including adoptive parents, with the opportunity to take up to six weeks of paid leave to bond with a new child at 100% of base pay rate. We also joined a program offered through the Brazil government that increases paternal leave to 20 days and maternal leave to six months for our Brazil employees.
We also have LINK (Leading, Inspiring, Networking and Knowing) employee resource groups that help our people grow and succeed through mentoring and professional development. These LINK groups demonstrate how inclusion is able to enhance employee engagement, create opportunities and drive business results.

15	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Employee Development
Our employees have access to a robust learning management system as a resource to support personal and professional growth. The platforms offer a one-stop online site for employee training and development. Programs range from managing priorities to assistance for new supervisors. Also included is the Compass Leadership Essential (“CLE”) series, which launched in 2020. Compass Leadership Essentials is required learning for our people managers and aims to further develop business capabilities in order to build stronger leaders. In 2020, CLE launched at our North American sites and we plan to introduce CLE to our U.K. and Brazil sites in the future.
In 2020, we implemented an expanded talent review program, which included increasing the use of individual development plans, consistent reviews and succession planning. As of December 31, 2020, 100% of our critical positions have a succession plan in place, along with individual development plans to help ensure business continuity.
Additionally, employees have opportunities for professional development through strategic partnerships with outside organizations, such as The Fertilizer Institute; U.K. Salt Association; Industrial Minerals Association – North America; Central Exchange; Ontario Mining Association; American Chamber of Commerce for Brazil; Institute of Materials, Minerals and Mining; American Royal; Brazilian Human Resources Association; and Women in Agribusiness, to name a few.

Community
Beyond the success of our company and our people, we are committed to supporting and creating value for our communities. We recognize that in many areas, we play an integral role in providing jobs and fostering local economic growth. On a larger scale, through our products, we support safety, sustainability and addressing food insecurity in communities around the world.
Compass Minerals Cares, our philanthropic program, helps our Company and our employees positively impact the communities where we live and work, and creates a great sense of pride in our employees. This program focuses on our core pillars of community engagement, including company gifts and volunteerism.

16	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PROPERTIES

We have leases for packaging facilities and other facilities, which are not individually material to our business. The table below sets forth our principal properties as of December 31, 2020:

		Land and Related Surface Rights		Mineral Reserves
Name, Location	Use	Owned/ Leased	Expiration of Lease	Owned/ Leased	Expiration of Lease
Cote Blanche, Louisiana	Rock salt production facility	Leased	2060(1)	Leased	2060(1)
Lyons, Kansas	Evaporated salt production facility	Owned	N/A	Owned	N/A
Ogden, Utah	SOP, solar salt and magnesium chloride production facility	Owned	N/A	Leased	(2)
Wynyard, Saskatchewan, Canada	SOP production facility	Owned(3)	N/A	Leased	2040(4)
Amherst, Nova Scotia, Canada	Evaporated salt production facility	Owned	N/A	Leased	2023(5)
Goderich, Ontario, Canada	Rock salt production facility	Owned	N/A	Leased	2022(5)
Goderich, Ontario, Canada	Evaporated salt production facility	Owned	N/A	Owned	N/A
Unity, Saskatchewan, Canada	Evaporated salt production facility	Owned	N/A	Leased	2037/2030(6)
Winsford, Cheshire, United Kingdom	Rock salt production facility; records management	Owned	N/A	Owned	N/A
London, United Kingdom	Records management	Leased	2028	N/A	N/A
Suzano I, São Paulo, Brazil	Nutritional supplements and other chemicals production facility	Owned	N/A	N/A	N/A
Suzano II, São Paulo, Brazil	Nutritional supplements packaging facility	Owned	N/A	N/A	N/A
Igarassu, Pernambuco, Brazil	Various chemicals production facility	Owned	N/A	N/A	N/A
Mauá, São Paulo, Brazil	Nutritional supplements production facility	Owned	N/A	N/A	N/A
Uberlândia, Minas Gerais, Brazil	Mineral supplements for beef cattle and milk	Owned	N/A	N/A	N/A
Fermavi, Minas Gerais, Brazil(7)	Nutritional supplements, water treatment, and other chemicals production facility	Owned	N/A	N/A	N/A
Reluz Nordeste, Alagoas, Brazil	Water treatment and other chemicals production facility	Owned	N/A	N/A	N/A
Jacareí I, São Paulo, Brazil	Nutritional supplements production facility	Owned	N/A	N/A	N/A
Jacareí II, São Paulo, Brazil	Nutritional supplements production and warehouse	Leased	2027	N/A	N/A
Overland Park, Kansas	Corporate headquarters	Leased	2030	N/A	N/A
Paulista, São Paulo, Brazil	Compass Minerals América do Sul headquarters	Leased	2023(8)	N/A	N/A
(1)The Cote Blanche lease includes two 25-year renewal options.
(2)The Ogden lease renews on an annual basis.
(3)The Wynyard location also has leases expiring in 2026 for two parcels of land.
(4)The Wynyard mineral lease may be renewed for additional 20-year periods.
(5)Subject to our right of renewal through 2043.
(6)Consists of a lease expiring in 2037 and a lease expiring in 2030 subject to our right of renewal through 2051.
(7)Held through a 50% ownership interest in a joint venture with Fermavi Eletroquímica Ltda.
(8)Consists of several leases which can be extended upon their expiration.

17	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

18	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our principal operating facilities as of December 31, 2020:

U.K.
NORTH AMERICA
LOCATION KEY
Headquarters
Research & Development
Underground Salt Mining
Storage/Records Management
Solar Evaporation
Sales Office
Mechanical Evaporation
Packaging Facilities
Production Facilities
SOUTH AMERICA

19	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ENVIRONMENTAL, HEALTH AND SAFETY AND OTHER REGULATORY MATTERS

Environmental, Health and Safety Matters
Our operations subject us to an evolving set of federal, state, local and foreign environmental, health and safety (“EHS”) laws and regulations. These EHS laws and regulations regulate, or propose to regulate, the conduct of our mining and production operations, including safety procedures and process safety management; management and handling of raw and in-process materials and finished products; air and water quality impacts from our facilities; management of hazardous and solid wastes; remediation of contamination at our facilities; and post-mining land reclamation.
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
While a number of our capital projects indirectly result in environmental improvements, we estimate that our 2020 environmental-specific capital expenditures were $2.2 million. We expect to have approximately the same level of environmental capital expenditures in 2021. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental laws and regulations, changes to our operations or unforeseen remediation requirements, and these expenditures could exceed our expectations.
As of December 31, 2020, we had recorded $2.0 million of accruals for contingent environmental liabilities. We accrue for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation or remediation activities are uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.

Operating Requirements and Impacts
Our operations require permits for extraction of salt and brine, air emissions, surface water discharges of process material and wastes, waste generation, injection of brine and wastewater in to subsurface wells and other activities. As a result, we hold numerous environmental and mineral extraction permits, water rights and other permits, licenses and approvals from governmental authorities authorizing operations at each of our facilities. These permits, licenses and approvals are typically subject to renewals and reissuances. Expansion of our operations or production capacity, or preservation of existing rights in some cases, is also predicated upon securing any necessary permits, licenses and approvals. The terms and conditions of future EHS laws and regulations, permits, licenses and approvals may be more stringent and may require increased expenditures on our part. In addition, although we do not engage in hydraulic fracturing (commonly known as “fracking”), laws and regulations targeting fracking could lead to increased permit requirements and compliance costs for non-fracking operations, including our Salt operations, which require permitted wastewater disposal wells that sometimes receive fluid waste from fracking operations as well.
Our Cote Blanche mine, an underground salt mine located in St. Mary Parish, Louisiana, is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). MSHA is required to regularly inspect the Cote Blanche mine and issue a citation, or take other enforcement action, if an inspector or authorized representative believes that a violation of the Mine Act or MSHA’s standards or regulations has occurred. As required by MSHA, these operations are regularly inspected by MSHA personnel. See “Mine Safety Disclosures” and Exhibit 95 to this report for information concerning mine safety violations and other regulatory matters required by SEC rules. The cost of compliance and penalties for violations of the Mine Act have been and are expected to continue to be significant. Our underground salt mines located in Goderich, Canada and Winsford, UK are subject to similar regulations regarding health and safety, and the cost of compliance with these regulations also have been and are expected to be significant.
We have post-closure reclamation obligations, primarily arising under our mining permits or by agreement. Many of these obligations include requirements to maintain financial surety bonds to fund reclamation and site cleanup following the ultimate closure of our mines or certain other facilities. As a result, we maintain financial surety bonds to satisfy these obligations.
We are also impacted by the U.S. Clean Air Act (the “Clean Air Act”) and other EHS laws and regulations that regulate air emissions. These regulatory programs may require us to make capital expenditures (for example, by installing expensive emissions abatement equipment), modify our operational practices, obtain additional permits or make other expenditures, which could be significant. Pursuant to the Clean Air Act, the Environmental Protection Agency reclassified the Salt Lake area as a “serious” non-attainment area in May 2017 due to the presence of certain air pollutants. Because our Ogden facility is located in this area, this re-classification could lead to new regulations that could require us to make significant expenditures or require us

20	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We have incurred and expect to continue to incur costs and liabilities as a result of our current and former operations and our predecessor’s operations. In the past, we have agreed to undertake or pay for investigations to determine whether remediation will be required under CERCLA or otherwise to address any contamination. In other instances, we have agreed to perform remediation activities or have undertaken voluntary remediation to address identified contamination. Ongoing investigation and remediation activities at our property in Kenosha, Wisconsin are described in Part II, Item 8, Note 12 of our Consolidated Financial Statements.

Other Regulatory Matters
As a global company, we are subject to complex and evolving laws and regulations. The most significant government regulations that impact our business, in addition to EHS laws and regulations, operating requirements and remedial activities, are discussed below. For further discussion of how government regulations may impact our business, see Item 1A, “Risk Factors.”
Taxes and Tariffs - We are subject to complex requirements of federal, state, local and foreign laws and regulations related to taxation, tariffs and import duties. See Part II, Item 8, Note 8 of our Consolidated Financial Statements for more information on taxes.
Import and Export Requirements, Anti-Corruption Laws and Related Matters - We manufacture, market and sell our products both inside and outside the U.S. and ship our products across international borders. As a result, we are required to comply with a number of U.S. and international regulations, which include fair competition (antitrust) laws, import and export requirements, customs laws and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the Brazilian Clean Companies Act and the U.K. Bribery Act, which generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage.
Employment and Labor Relations - We are also subject to numerous federal, state, local and foreign laws and regulations governing our relationships with our employees, including those relating to wages, overtime, labor matters, working conditions, hiring and firing, non-discrimination, immigration, work permits and employee benefits.

21	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Impacts of Regulatory Matters
Costs of compliance with laws and regulations, including management effort, time and resources, have been and are expected to continue to be significant. These costs include the capital projects related to environmental improvements discussed above. New or proposed regulatory programs (including EHS regulatory programs), as well as future interpretations and enforcement of existing laws and regulations, may impact our business significantly, our ability to serve customers, preclude us from conducting business with governmental entities, require modification to our facilities, lead to substantial increases in operating costs, penalties, injunctions, civil remedies or fines or cause interruptions, modifications or a termination of operations, the extent to which we cannot predict. Anticipating future compliance obligations, implementing compliance plans and estimating future costs can be particularly challenging while laws and regulations are under development and have not been adopted.
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

Operational Risks

Our mining and industrial operations can involve high-risk activities.
Our operations can involve or be subject to significant risks and hazards, including environmental hazards, industrial accidents and natural disasters. Our underground salt mining operations and related processing activities may be subject to industrial and mining accidents, fire, natural disasters, explosions, unusual or unexpected geological formations or movements, water intrusion and flooding. For example, MSHA considers our Cote Blanche mine to be a “gaseous mine” and, as a result, is subject to a heightened risk of explosion and fire. In addition, the types and volumes of certain chemicals manufactured by our Plant Nutrition South America segment’s chemical solutions business pose safety risks, including hazards related to chemical process manufacturing and the related storage, handling and transportation of raw materials, products and wastes. These potential risks include damage or impacts from pipeline and storage tank leaks and ruptures; explosions and fires; mechanical failures; earthquakes, tornadoes, hurricanes, flooding and other natural disasters; and chemical spills and other discharges or releases of toxic or hazardous substances or gases at our sites or during transportation.
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
Our salt mining operations involve complex processes, which are affected by the mineralogy of the mineral deposits and structural geologic conditions and are subject to related risks. For example, unexpected geological conditions could lead to significant water inflows and flooding at any of our underground mines, which could result in a mine shutdown, serious injuries, loss of life, increased operational costs, production delays, damage to our mineral deposits and equipment damage. We have minor water inflows at our Cote Blanche and Goderich salt mines that we actively monitor and manage. Underground mining also poses the potential risk of mine collapse or ceiling collapse (such as the September 2017 partial ceiling collapse at our Goderich mine) because of the mine geology, the rate and volume of minerals extracted, among other potential causes. We could also have a ceiling collapse in the brine wells used to extract salt for mechanical evaporation, which could increase costs and cause production delays.
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

22	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
For example, our two North American salt mines together constituted approximately 71% of our salt production capacity as of December 31, 2020, and supply most of the salt sold by our North American highway deicing business and significant portions of the salt sold by our consumer and industrial business. A production interruption at one of our salt mines could adversely affect our ability to fulfill our salt contracts and our ability to secure future contracts in affected markets or other markets. Our salt mines also have limited access ways and shafts and any inability to use these access ways and shafts could impede our ability to operate or cause a production interruption. In addition, we only have a limited number of distribution facilities in the markets in which we sell our salt products. Failure to have our salt products at a specific distribution facility when needed (for example during a snow event) could adversely impact our ability to fulfill our highway deicing sales contracts, resulting in significant contractual penalties and loss of customers.
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
Our operations depend upon critical equipment, such as continuous miners, hoists, conveyor belts, bucket elevators, loading equipment, baghouses and dryers. This equipment could be damaged or destroyed, suffer breakdowns or failures or deteriorate due to wear and tear sooner than we estimate, and we may be unable to replace or repair the equipment in a timely manner or at a reasonable cost. If these events occur, we may incur additional maintenance and capital expenditures, our operations could be materially disrupted and we may not be able to produce and ship our products.

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

23	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Strikes, other forms of work stoppage or slowdown and other union activities could disrupt our business and negatively impact our financial results.
Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 30% of our global workforce is represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on January 1, 2021, two will expire in 2021 (including one for the Goderich mine, which expires on March 31, 2021), five will expire in 2022, three will expire in 2023 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of our global workforce is located as of December 31, 2020.
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
In recent years, we have made significant expenditures on large capital projects, including a shaft relining project at our Goderich mine, implementing continuous mining at our Goderich mine and expanding our SOP processing plant at our Ogden facility. In addition, maintaining our existing facilities requires significant capital expenditures, which may fluctuate materially. We also may make significant capital expenditures in the future to expand or modify our existing operations, including projects to expand or improve our facilities or equipment and projects to improve our computer systems, information technology and operations technology. These activities or other capital improvement projects may require the temporary suspension of production at our facilities, which could have a material adverse effect on the results of our operations.
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
We use KCl in our salt and plant nutrition operations. Large price fluctuations in KCl can occur without a corresponding change in the sales price of our products sold to our customers. This could change the profitability of our products that require KCl, which could materially affect the results of our operations. In certain cases, we also source raw materials from a sole supplier and cannot guarantee that any supplier will be able to meet our requirements and any changes in their operations, including prolonged outages, could have a material adverse effect on our business.

24	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial Risks

Our indebtedness and any inability to pay our indebtedness could adversely affect our business and financial condition.
We have a significant amount of indebtedness and may incur additional debt in the future. As of December 31, 2020, we had $1.41 billion of outstanding indebtedness, including $520.3 million of borrowings under our senior secured credit facilities, which are further described in Part II, Item 8, Note 10 of our Consolidated Financial Statements. We pay significant interest on our indebtedness, with variable interest on our borrowing under our senior secured credit facilities based on prevailing interest rates. Significant increases in interest rates will increase the interest we pay on our debt. Our indebtedness could:
•require us to agree to less favorable terms, including higher interest rates, in order to incur additional debt, and otherwise limit our ability to borrow additional money or sell our stock to fund our working capital, capital expenditures and debt service requirements;
•impact our ability to implement our business strategy and limit our flexibility in planning for, or reacting to, changes in our business as well as changes to economic, regulatory or other competitive conditions;
•place us at a competitive disadvantage compared to our competitors with greater financial resources;
•make us more vulnerable to a downturn in our business or the economy;
•require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing the availability of our cash flow for other purposes;
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; and
•materially and adversely affect our business and financial condition if we are unable to meet our debt service requirements or obtain additional financing.
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
Our agreements governing our indebtedness contain covenants that limit our ability to:
•incur additional indebtedness or contingent obligations or grant liens;
•pay dividends or make distributions to our stockholders;
•repurchase or redeem our stock;
•make investments or dispose of assets;
•prepay, or amend the terms of, certain junior indebtedness;
•engage in sale and leaseback transactions;
•make changes to our organizational documents or fiscal periods;
•create or permit certain liens on our assets;
•create or permit restrictions on the ability of certain subsidiaries to make certain intercompany dividends, investments or asset transfers;
•enter into new lines of business;
•enter into transactions with our stockholders and affiliates; and
•acquire the assets of, or merge or consolidate with, other companies.
The credit agreement governing our senior secured credit facilities also requires us to maintain financial ratios, including an interest coverage ratio and a total leverage ratio, which we may be unable to maintain. As of December 31, 2020, our total leverage ratio (as calculated under the terms of our credit agreement) was 4.3x, and if our leverage ratio exceeds 4.5x as of March 31, 2021, or the last day of any quarter thereafter, we would be in default under our credit agreement.
Various risks, uncertainties and events beyond our control could affect our ability to comply with the covenants, financial tests and ratios required by the agreements governing our indebtedness. If we default under our agreements governing our

25	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We are subject to income tax in the U.S., Canada, Brazil and U.K. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. Our effective tax rate, tax expense and cash flows could also be adversely affected by changes in tax laws. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act,” which is commonly referred to as “U.S. tax reform”). The Act made broad and complex changes to the U.S. tax code. While significant guidance has been issued in the form of Treasury regulations and IRS Notices, it will take time for additional clarifying guidance and legislation to be issued, as well as for those items to be analyzed and their impacts determined. The Act may have a material impact on our financial results due to potential changes in the Act (including with respect to the regulations promulgated under the Act) or changes to its interpretation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments, Liquidity and Capital Resources” and Part II, Item 8, Note 8 to our Consolidated Financial Statements for more details. We are also subject to audits in various jurisdictions and may be assessed additional taxes as a consequence of an audit.
Canadian provincial tax authorities have challenged our tax positions and assessed additional taxes on us, which are described in Part II, Item 8, Note 8 of our Consolidated Financial Statements. These tax assessments and future tax assessments could be material if the disputes are not resolved in our favor.
In the ordinary course of our business, there are many transactions and calculations that could be challenged by taxing authorities. This includes the values charged on the transfer of products between our subsidiaries. Although we believe our tax estimates and calculations are reasonable, they have been challenged by taxing authorities in the past. The final determination of any tax audits and litigation may take several years and be materially different from our historical income tax provisions and accruals in our consolidated financial statements. If additional taxes are assessed as a result of an audit, assessment or litigation, there could be a material adverse effect on our financial condition, income tax provision and net income in the affected periods as well as future profitability, cash flows and our ability to pay dividends and service our debt.

We are subject to financial assurance requirements and failure to satisfy these requirements could materially affect our business, results of our operations and our financial condition.
In connection with our dispute of tax assessments made by Canadian provincial tax authorities (described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments, Liquidity and Capital Resources” and Part II, Item 8, Note 8 of our Consolidated Financial Statements), we are required to post and maintain financial performance bonds. In addition, as part of our business operations, we are required to maintain financial surety or performance bonds with certain of our North American deicing customers and to fund reclamation and site cleanup following the ultimate closure of our mines and certain other facilities. We incur costs to maintain these financial assurance bonds and failure to satisfy these financial assurance requirements could materially affect our business, the results of our operations and our financial condition.

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
We extend trade credit to our customers in the U.S. and throughout the world, in some cases for extended periods of time. In Brazil, where there are fewer third-party financing sources available to farmers, we also have several programs under which we guarantee customers’ financing from financial institutions that they use to purchase our products. If these customers are unable to repay the trade credit from us or financing from their financial institutions, the results of our operations could be adversely affected. Our customers may be unable to repay the trade credit from us or financing from their financial institutions as a result of market conditions in the agricultural sector, adverse weather conditions and increases in prices for other inputs that could increase the working capital requirements, indebtedness and other liabilities of our customers. We may not be able to limit our credit and collectability risk or avoid losses.

26	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Risks associated with our international operations and sales and changes in economic and political environments could adversely affect our business and earnings.
We have significant operations in Canada, Brazil and the U.K. Our 2020 sales outside the U.S. were 44% of our total 2020 sales. Our overall success as a global business depends on our ability to operate successfully in differing economic, political and cultural conditions. Our international operations and sales are subject to numerous risks and uncertainties, including:
•economic developments including changes in currency exchange rates, inflation risks, exchange controls, tariffs, economic sanctions, other trade protection measures and import or export licensing requirements;
•difficulties and costs associated with complying with laws, treaties and regulations, including tax, labor and data privacy laws, treaties and regulations, and changes to laws, treaties and regulations;
•restrictions on our ability to own or operate subsidiaries, make investments or acquire new businesses;
•restrictions on our ability to repatriate earnings from our non-U.S. subsidiaries to the U.S. or the imposition of withholding taxes on remittances and other payments by our subsidiaries;
•political developments (including uncertainty and potential trade difficulties caused by the U.K.’s exit from the EU, commonly referred to as “Brexit”), government deadlock, political instability, political activism, terrorist activities, civil unrest and international conflicts; and
•uncertain and varying enforcement of laws and regulations and weak protection of intellectual property rights.
A significant portion of our cash flow is generated in Canadian dollars, Brazilian reais and British pounds sterling and our consolidated financial results are reported in U.S. dollars. Our reported results can significantly increase or decrease based on

27	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

exchange rate volatility after translation of our results into U.S. dollars. Exchange rate fluctuations could also impact our ability to meet interest and principal payments on our U.S. dollar-denominated debt. In addition, we incur currency transaction risk when we enter into a purchase or a sales transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency risks. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of Currency Fluctuations and Inflation,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
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

Conditions in the sectors where we sell products and supply and demand imbalances for competing products can impact the price and demand for our products.
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
Demand for our products in the agricultural sector is affected by crop prices, crop selection, planted acreage, application rates, crop yields, product acceptance, population growth, livestock consumption and changes in dietary habits, among other things. Supply is affected by available capacity, operating rates, raw material costs and availability, feasible transportation, government policies, tariffs and global trade. In addition, the demand and price of plant nutrition products can be affected by factors such as plant disease. For example, Asian soybean rust and African swine flu has in certain years affected soybean and other crops in Brazil and the U.S., reducing demand for plant nutrition products.
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
Similarly, conditions in the Salt sector can significantly impact our Salt business. These conditions include weather conditions as well as import and export markets. Supply and demand imbalances can be caused by a number of factors, including weather conditions, operating rates, transportation costs and global trade.
Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.
Transportation and handling costs are a significant component of our total delivered product cost, particularly for our salt products. The high relative cost of transportation favors producers whose mines or facilities are located near the customers they serve. We contract bulk shipping vessels, barges, trucking and rail services to move our products from our production facilities to distribution outlets and customers. A reduction in the dependability or availability of transportation services, a significant increase in transportation service rates, adverse weather and changes to water levels on the waterways we use could impair our ability to deliver our products economically to our customers or expand our markets. For example, when the Mississippi river floods significantly (as it did during 2019), barges may be unable to traverse the river system and we may be prevented from

28	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Expansion of our operations or production capacity, or preservation of existing rights in some cases, is also predicated upon securing any necessary permits, licenses and approvals. For example, we may require additional permits, licenses and approvals to continue diverting water from the Great Salt Lake based on lake conditions or to further expand our production capacity at our Ogden, Utah facility. We may not be granted the necessary permits, licenses and approvals. A decision by a governmental

29	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

agency to deny, delay issuing or apply conditions to any new permits, licenses and approvals could adversely affect our ability to operate and the results of our operations.

Compliance with import and export requirements, the FCPA and other applicable anti-corruption laws may increase the cost of doing business.
Our operations and activities inside and outside the U.S., as well as the shipment of our products across international borders, require us to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase our cost of doing business. These laws and regulations include import and export requirements, economic sanctions laws, customs laws and anti-corruption laws, such as the FCPA, the Brazilian Clean Companies Act and the U.K. Bribery Act. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors, customers of third parties working on our behalf will not take actions in violation of these laws. Any violations of these laws could subject us to civil or criminal penalties, including fines or prohibitions on our ability to offer our products in one or more countries, debarment from government contracts (and termination of existing contracts) and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, changes to trade or anti-corruption laws and regulations could affect our operating practices or impose liability on us in a manner that could materially and adversely affect our business, financial condition and results of operations.

We are subject to EHS laws and regulations which could become more stringent and adversely affect our business.
Our operations are subject to an evolving set of federal, state, local and foreign EHS laws and regulations. New or proposed EHS regulatory programs, as well as future interpretations and enforcement of existing EHS laws and regulations, may require modification to our facilities, require substantial increases in equipment and operating costs, subject us to fines, penalties or lead to interruptions, modifications or a termination of operations, which could involve significant capital costs, increases in operating costs or other significant impacts.
For example, we are impacted by the Clean Air Act and other EHS laws and regulations that regulate air emissions. These regulatory programs may subject us to fines or penalties or require us to install expensive emissions abatement equipment, modify our operational practices, obtain additional permits or make other expenditures. Our Ogden facility is located in an area expected to be of continued scrutiny by the Environmental Protection Agency and Utah Air Quality Board with respect to certain air emissions and related issues under the Clean Air Act.
In addition, if new Clean Water Act regulations are adopted or increased compliance obligations are imposed on existing regulations, we could be adversely affected. For example, a significant portion of our salt products are distributed through salt depots owned and operated by third parties. If these depots are required to adopt more stringent stormwater management practices or are subject to increased compliance requirements under existing Clean Water Act regulations, these depots may pass on any increased costs to us, exit the depot business (requiring us to find new depot partners or establish Company-owned depots) or otherwise cause an adverse impact to our ability to deliver salt to our customers. Additionally, governmental agencies could restrict the use of road salt for highway deicing purposes or adopt laws and regulations to address climate change and greenhouse gases, which could have a material impact on us. See “Business—Environmental, Health and Safety and Other Regulatory Matters” for more information about EHS laws and regulations affecting us and their potential impact on us.

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
We record accruals for contingent environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. For example, we have ongoing investigation and remediation activities at our property located in Kenosha, Wisconsin, which are described in Part II, Item 8, Note 12 of our Consolidated Financial Statements. However, the extent and costs of any environmental investigation or remediation activities are inherently uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.
Additionally, we previously sold a portion of our U.K. salt mine to a third party, which operates a waste management business. The third party’s business, under governmental permits, is allowed to securely dispose certain hazardous waste at the

30	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

property they own and they pay us fees for engaging in this activity. We also operate a mercury cell facility at our Igarassu facility. We could incur future expenditures to address risks related to this hazardous waste disposal and mercury use or to remediate any contamination. See “Business—Environmental, Health and Safety and Other Regulatory Matters” for more information.

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

31	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COVID-19, Strategic and Other Business Risks

The COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats, could materially and adversely affect our business, financial condition and results of operations.
The ongoing COVID-19 pandemic, and any other outbreaks of contagious diseases or other adverse public health developments in the U.S. or worldwide, could have a material adverse effect on our business, financial condition and results of operations. As an essential business, we have continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. However, COVID-19 has significantly impacted economic activity and markets worldwide, and it has and may continue to negatively affect our business in a number of ways. These effects include, but are not limited to:
•Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, shelter-in-place orders or other limitations could impact our business.
•Temporary closures or disruptions at our facilities or the facilities of our customers or suppliers could reduce demand for our products or affect our ability to timely meet our customer’s orders and negatively impact our supply chain. For example, we experienced lost sales in 2020 primarily for certain customers of our non-deicing salt products due to manufacturing outages and retail disruptions related to COVID-19. Compliance with new governmental regulations could increase our operational costs. COVID-19 has not interrupted the operations of our mining and manufacturing operations in North America and Brazil; however, operations at our U.K. salt mine were idled near the end of March 2020 through mid-May 2020 due to the mild 2019-2020 winter weather experienced in that market, along with U.K. government guidance on COVID-19 preventative measures. In addition, we have incurred increased costs and disruptions related to health and safety precautions we have put in place at our facilities, such as increased sanitation of offices and common areas, additional personal protective equipment requirements, staggered shift schedules and pre-shift screenings.
•A COVID -19 outbreak at one or more of our facilities could result in a regulatory agency mandated closure or shut down until the outbreak is controlled and the regulatory authority allows the facility to reopen.
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
•The failure of third parties on which we rely, including our suppliers, customers, contractors, commercial banks, transportation service providers and external business partners, to meet their respective obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties, could have an adverse impact on our business, financial condition or results of operations.
•Remote work arrangements for our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to

32	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

hacking attacks, including phishing and other social engineering attempts that seek to exploit the COVID-19 pandemic. These risks could also impact the third parties on which we rely.
•The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to disruption and volatility in the global credit and financial markets, which increases the cost of capital and adversely impacts access to capital for both us and our customers and suppliers. Disruption and volatility in the global and financial markets or other factors may also cause adverse fluctuations in foreign currency exchange rates, particularly an increase in the value of the U.S. dollar against the Canadian dollar, the Brazilian real or the U.K. pound sterling, which could negatively affect our business, financial condition and reported results of operations.
The impact of COVID-19 may also exacerbate other risks discussed elsewhere in this section of this report, any of which could have a material adverse effect on us. The extent to which the COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impact our business, financial condition and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, and to what extent, normal economic and operating conditions can resume cannot be predicted, and the resumption of normal business operations may be delayed or constrained by lingering effects on our suppliers, third-party service providers and customers. There is also no certainty about when the adverse impacts of the COVID-19 pandemic will end.

We may not successfully implement our strategies.
Our success depends, to a significant extent, on successful implementation of our business strategies, including our strategic priorities, our cost savings initiatives, our enterprise optimization initiatives and any other strategies described in the “Business” section of this report. We cannot assure that we will be able to successfully implement our strategies or, if successfully implemented, we may not realize the expected benefits of our strategies.
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
On February 16, 2021, we announced our plans to separate our South America assets into two businesses, chemicals and specialty plant nutrition, with the intention of enabling a targeted and efficient sales process to unlock maximum value for each set of assets. We cannot predict the timing or outcome of the sale processes for our South America businesses. We may not be successful in identifying a purchaser or purchasers or in obtaining an offer at an acceptable price and/or on acceptable terms and conditions. In addition, the strategic evaluation and potential sales may be time consuming and disruptive to our business operations, we may incur substantial expenses in connection with the evaluation and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We also cannot assure that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential transaction or other strategic alternative would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our South America businesses and the availability of financing to potential buyers on reasonable terms.

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

33	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Climate change and related laws and regulations could adversely affect us.
The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities and changing temperature levels. These changes could be severe and vary by geographic location. These changes could negatively impact customer demand for our products and our costs and ability to produce our products. For example, prolonged period of mild winter weather could reduce the market for deicing products. Drought conditions could similarly impact demand for our plant nutrition products. Climate change could also lead to disruptions in production or the distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels or flooding from sea level changes. In addition, governmental initiatives to address climate change or greenhouse gas emissions (including carbon or emissions taxes) and future initiatives could, if adopted, restrict our operations, require us to make capital expenditures to be compliant with these initiatives, increase our costs, impact our ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material impact on us.

34	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Information regarding our plants and properties is included in the “Business” section of this report.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in the legal proceedings described in Part II, Item 8, Note 8 and Part II, Item 8, Note 12 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition.

ITEM 4.    MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

Information about our Executive Officers
Below is information about each person who was or is an executive officer as of December 31, 2020, and as of the date of the filing of this report. The table sets forth each person’s name, position and age as of the date of the filing of this report.

Name	Age	Position
Kevin S. Crutchfield	59	President and Chief Executive Officer and Director
James D. Standen	45	Chief Financial Officer
Mary L. Frontczak	54	Chief Legal and Administrative Officer and Corporate Secretary
S. Bradley Griffith	53	Chief Commercial Officer
George J. Schuller	57	Chief Operations Officer

Kevin S. Crutchfield, President and Chief Executive Officer and Director, joined Compass Minerals and assumed his current position in May 2019. Mr. Crutchfield also serves as member of our Board of Directors. Prior to joining Compass Minerals, Mr. Crutchfield served as CEO and member of the board of directors of Alpha Metallurgical Resources, Inc. (f/k/a Contura Energy, Inc.), a publicly traded, leading coal supplier, since the company’s inception in 2016. Previously, he served as CEO from 2009 to 2016 and chairman from 2012 to 2016 of Alpha Natural Resources, Inc., a coal producer. From 2003 to 2009, he held roles of increasing responsibility at Alpha Natural Resources. Prior to Alpha Natural Resources, Mr. Crutchfield spent over 15 years working at El Paso Corporation, a natural gas and energy provider, as well as other coal and gas producers. He also previously served on the Board of Directors of Couer Mining Inc.

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

Mary L. Frontczak, Chief Legal and Administrative Officer and Corporate Secretary, joined Compass Minerals in November 2019 and assumed her current position in February 2020. Prior to her current role, she served as the Company’s Chief Legal Officer and Corporate Secretary. Before joining Compass Minerals, Ms. Frontczak had served as Senior Vice President and General Counsel of POET LLC, an ethanol and other biorefined products producer, since 2017. Prior to POET, she headed the legal department at Bunge North America, an agribusiness and food ingredient company, from 2015 to 2017 and held roles of increasing responsibility at Peabody Energy Corporation, the world’s largest private sector coal company, from

35	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

George J. Schuller, Chief Operations Officer, joined Compass Minerals and assumed his current position in September 2019. Prior to joining the Company, Mr. Schuller spent more than three decades working at Peabody Energy Corporation, the world’s largest private sector coal company. While at Peabody Energy, he served both surface and underground mining operations in the United States and Australia, most recently serving as President-Australia from 2017 to 2019 and Chief Operating Officer-Australia from 2013 to 2017. Prior to those positions, Mr. Schuller served in roles of increasing responsibility at Peabody Energy, gaining experience in continuous improvement and technical services in the areas of health, safety, operations, sales and marketing, product delivery and support functions.

36	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK DATA

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP.

HOLDERS

On February 23, 2021, the number of holders of record of our common stock was 184.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information at December 31, 2020, concerning our common stock authorized for issuance under our equity compensation plans:

Plan Category	Number of shares to be issued upon exercise of outstanding securities	Weighted-average exercise price of outstanding securities	Number of securities available for issuance under plan
Equity compensation plans approved by stockholders:
Stock options	868,772	$63.06
Restricted stock units	207,982	N/A
Performance stock units	241,794	N/A
Deferred stock units	158,880	N/A
Total securities under approved plans(a)	1,477,428		2,818,263
Equity compensation plans not approved by stockholders(b):
Deferred stock units	16,792	N/A
Total	1,494,220		2,818,263
(a)In May 2020, stockholders approved the 2020 Incentive Award Plan. No new awards will be made under the 2005 Incentive Award Plan or the 2015 Incentive Award Plan subsequent to the approval of the 2020 Incentive Award Plan.
(b)Prior to 2008, non-employee directors were issued common stock and deferred stock units in connection with their service as a director under the 2004 Directors Deferred Share Plan. In 2008, we began issuing non-employee director shares of common stock and deferred stock units under equity plans approved by stockholders. No new awards will be granted under the 2004 Directors Deferred Share Plan.

37	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 6.    SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Sales	$1,373.5	$1,490.5	$1,493.6	$1,364.4	$1,138.0
Shipping and handling cost(a)	266.6	312.5	320.0	267.5	244.9
Product cost(a)	794.6	841.2	879.7	770.3	593.6
Depreciation, depletion and amortization(b)	137.9	137.9	136.9	122.2	90.3
Selling, general and administrative expenses(a)	171.8	173.2	163.6	167.4	124.9
Operating earnings(a)	140.5	163.6	130.3	159.2	174.6
Interest expense	71.2	68.4	62.5	52.9	34.1
Net earnings from continuing operations(a)	59.5	62.5	68.8	42.7	162.7
Net earnings available for common stock(a)	58.2	61.4	68.3	42.2	161.9
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,928	33,882	33,848	33,819	33,776
Diluted	33,928	33,882	33,848	33,820	33,780
Net earnings from continuing operations per share:
Basic	$1.72	$1.82	$2.02	$1.25	$4.79
Diluted	1.72	1.81	2.02	1.25	4.79
Cash dividends declared per share	2.88	2.88	2.88	2.88	2.78
Balance Sheet Data (at year end):
Total cash and cash equivalents	$21.0	$34.7	$27.0	$36.6	$77.4
Total assets(c)	2,262.4	2,443.2	2,367.9	2,571.0	2,466.5
Total debt(c)	1,401.4	1,416.0	1,364.7	1,362.5	1,325.0
(a)In the fourth quarter of 2020, we released an $11.0 million domestic tax reserve due to statute expiration. In 2019, we incurred $2.8 million of additional logistics costs related to Mississippi River flooding and $2.3 million of severance and other costs related to executive transition. In 2018, we incurred costs of $5.1 million related to the transition of our Chief Executive Officer. Also in 2018, we recorded a tax benefit of $3.0 million related to the U.S. Tax Cuts and Jobs Act, the release of $7.2 million of valuation allowances related to our Plant Nutrition South America segment and incurred $3.4 million of tax expense related to the repatriation of approximately $150 million. In the fourth quarter of 2017, we recorded a net charge of $46.8 million in connection with the U.S. Tax Cuts and Jobs Act and $13.8 million related to a tax settlement with the U.S. and Canadian tax authorities. In addition, we released approximately $25 million of valuation allowances related to our Plant Nutrition South America segment deferred tax assets (see Item 8, Note 8 to our Consolidated Financial Statements for further discussion regarding these items) and incurred $4.3 million of restructuring charges. In the fourth quarter of 2016, we recognized a gain of $59.3 million related to the remeasurement of our previously held equity investment in Compass Minerals South America upon the acquisition of the remaining outstanding shares.
(b)Depreciation, depletion and amortization include amounts also included in product cost and in selling, general and administrative expenses.

38	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Our plant nutrition business manufactures an innovative and diverse portfolio of products that improve the quality and yield of crops, while supporting sustainable agriculture. Additionally, our specialty chemical business serves the water treatment industry and other industrial processes. As of December 31, 2020, we operate 21 production and packaging facilities with more than 3,000 personnel throughout the U.S., Canada, Brazil and the U.K, including:
•The largest rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;
•A solar evaporation facility located near Ogden, Utah, which is both the largest SOP specialty fertilizer production site and the largest solar salt production site in the Western Hemisphere;
•Several mechanical evaporation facilities producing consumer and industrial salt; and
•Multiple facilities producing essential agricultural nutrients and specialty chemicals in Brazil.
Our Salt segment provides highway deicing salt to customers in North America and the U.K. as well as consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other salt-based products for consumer, agricultural and industrial applications in North America. In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with one other surface location in London, England.
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
•Operations and sales: The COVID-19 pandemic has not interrupted the operations of our mining and manufacturing facilities in North America and Brazil. Operations at our U.K. salt mine were idled near the end of March 2020 through mid-May 2020 due to the very mild winter weather experienced in that market, along with U.K. government guidance on COVID-19 preventative measures. During 2020, we also experienced an impact to some of our sales channels due to manufacturing outages and retail disruptions related to COVID-19, primarily for our non-deicing salt products. In total, we estimate that the combined impact of lost sales and incremental operating costs related to the COVID-19 pandemic totaled approximately $10 million on a year-to-date basis.

39	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•Supply chain and logistics: To date, we have experienced no material supply chain or logistics issues related to COVID-19. We continue to evaluate potential supply chain and logistics impacts, proactively increase inventory levels of critical sourced inputs and identify secondary suppliers where possible. Both our operations and our logistics partners are deemed “essential” under current governmental guidance, and we have worked to ensure we understand and comply with their safety precautions to limit potential disruptions.
The ultimate impact that COVID-19 will have on our future results is unknown at this time. For more information, see “Part I, Item 1A, Risk Factors.”

Consolidated Results of Operations
* Refer to “—Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable GAAP financial measure and the reasons we use this non-GAAP measure.

CONSOLIDATED RESULTS COMMENTARY: 2019 – 2020

•Total sales decreased $117.0 million, due to a decrease in the Salt and Plant Nutrition South America segments, partially offset by an increase in the Plant Nutrition North America segment.
•Operating earnings decreased 14%, or $23.1 million, due to lower operating earnings in our Salt and Plant Nutrition North America segments and higher corporate expenses.
•Diluted earnings per share decreased 5%, or $0.09.
•EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 8%, or $24.4 million.

CONSOLIDATED RESULTS COMMENTARY: 2018 – 2019

•Total sales decreased $3.1 million, due to a decrease in both plant nutrition businesses, partially offset by an increase in the Salt segment.
•Operating earnings increased 26%, or $33.3 million, due to higher operating earnings in our Salt segment, which was partially offset by lower operating earnings in both of our plant nutrition businesses.
•Diluted earnings per share decreased 10%, or $0.21.
•Adjusted EBITDA* increased 12%, or $32.5 million.

40	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

GROSS PROFIT & GROSS MARGIN COMMENTARY: 2019 – 2020

Gross Profit: Decreased 7%, or $24.5 million; Gross Margin was 23% in both periods
•Salt segment gross profit decreased $8.8 million primarily due to lower sales volumes, which were partially offset by higher average sales prices and lower logistics costs (see “—Operating Segment Performance—Salt” for additional information).
•Gross profit for the plant nutrition businesses, on a combined basis, decreased $16.5 million. Plant Nutrition North America segment gross profit decreased $13.3 million primarily due to lower average sales prices and higher product costs including an inventory adjustment of $7.4 million related to an overstatement of bulk SOP stockpiles, feedstock inconsistency and unplanned downtime at our Ogden facility, partially offset by higher sales volumes. Plant Nutrition South America segment gross profit decreased $3.2 million primarily due to a weaker Brazilian real compared to the U.S. dollar, which was partially offset by higher agricultural product sales volumes.

GROSS PROFIT & GROSS MARGIN COMMENTARY: 2018 – 2019

Gross Profit: Increased 15%, or $42.9 million; Gross Margin increased 3 percentage points to 23% from 20%
•Salt segment gross profit increased $54.0 million primarily due to higher average sales prices, which were partially offset by lower sales volumes, increased per-unit shipping and handling costs and higher product costs (see “—Operating Segment Performance—Salt” for additional information).
•The plant nutrition business, on a combined basis, decreased $10.7 million. Plant Nutrition North America segment gross profit decreased $1.8 million primarily due to lower sales volumes and higher per-unit shipping and handling costs due to an unfavorable geographic sales mix, partially offset by improved per-unit product costs. Plant Nutrition South America segment gross profit decreased $8.9 million primarily due to higher raw material costs, lower chemical solutions product prices and a weaker Brazilian real compared to the U.S. dollar.

OTHER EXPENSES AND INCOME COMMENTARY: 2019 – 2020

SG&A: Decreased $1.4 million; Increased 0.9 percentage points as a percentage of sales to 12.5% from 11.6%
•The reduction in SG&A expense was primarily due to lower travel expenses due to COVID-19, which was partially offset by higher corporate incentive compensation and higher corporate depreciation expense.

Interest Expense: Increased $2.8 million to $71.2 million
•The increase was primarily due to an increase in interest rates due to the refinancing of our debt in the fourth quarter of
2019, which was partially offset by lower debt levels.

Net Earnings in Equity Investee: Increased from $0.7 million to $1.4 million
•Net earnings in our equity investee increased by $0.7 million to $1.4 million due to higher sales volumes.

(Gain) loss on Foreign Exchange: Improved $13.4 million from a loss of $13.0 million in 2019 to a gain of $0.4 in 2020
•The improvement of $13.4 million was due primarily to changes in foreign currency exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Other Income, Net: decreased $1.6 million from income of $1.7 million to income of $0.1 million
•The decrease in other income, net is primarily due to fees related to our U.S. securitization facility and lower interest income in 2020.

41	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Income Tax Expense: Decreased $10.4 million to $11.7 million
•Income tax expense and our income tax rate decreased in 2020 due to the release of domestic tax reserves in 2020.
•Our effective tax rate decreased from 26% in 2019 to 16% in 2020. Our effective tax rate in 2020 was impacted by the release of domestic tax reserves due to statute expirations.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes, global intangible low-taxed income (“GILTI”) and interest expense recognition differences for tax and financial reporting purposes.

OTHER EXPENSES AND INCOME COMMENTARY: 2018 – 2019

SG&A: Increased $9.6 million; Increased 0.6 percentage points as a percentage of sales to 11.6% from 11.0%
•The increase in SG&A expense was primarily due to higher employee-related costs to bolster operational and mining expertise in our Salt and Plant Nutrition North America segments, corporate incentive compensation and higher corporate professional services expense.

Interest Expense: Increased $5.9 million to $68.4 million
•The increase was primarily due to an increase in average outstanding borrowings under our revolving credit facility and higher interest rates on our term loans.

Net Earnings in Equity Investee: Decreased from $1.0 million to $0.7 million
•Net earnings in our equity investee decreased by $0.3 million to $0.7 million.

(Gain) loss on Foreign Exchange: Decreased from gain of $5.8 million to loss of $13.0 million
•The change resulted from differences in foreign exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Other Income, Net: decreased $1.3 million from income of $3.0 million to income of $1.7 million
•The decrease was primarily due to lower interest income and debt refinance fees in 2019.

Income Tax Expense: Increased $13.3 million to $22.1 million
•Income tax expense and our income tax rate increased in 2019 due to the release of valuation allowances related to Plant Nutrition South America in 2018 and discrete tax expense items in 2019 compared to benefits in 2018.
•Our effective tax rate increased from 11% in 2018 to 26% in 2019. Our effective tax rate in 2018 was impacted by the release of valuation allowances related to Plant Nutrition South America.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

OPERATING SEGMENT PERFORMANCE

The following financial results represent consolidated financial information with respect to sales from our Salt, Plant Nutrition North America and Plant Nutrition South America segments for the years ended December 31, 2020, 2019 and 2018. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.
The results of operations of the consolidated records management business and other incidental revenues include sales of $10.1 million, $9.7 million and $10.5 million for 2020, 2019 and 2018, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

42	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SALT SEGMENT RESULTS

	2020	2019	2018
Salt Sales (in millions)	$779.4	$889.5	$858.1
Salt Operating Earnings (in millions)	$161.8	$168.0	$115.7
Salt Sales Volumes (thousands of tons)
Highway deicing	7,534	8,748	9,597
Consumer and industrial	1,906	2,175	2,030
Total tons sold	9,440	10,923	11,627
Average Salt Sales Price (per ton)
Highway deicing	$62.89	$62.36	$55.44
Consumer and industrial	$160.33	$158.09	$160.65
Combined	$82.56	$81.43	$73.80
SALT SEGMENT RESULTS COMMENTARY: 2019 – 2020

•Salt sales decreased 12%, or $110.1 million, due to lower Salt sales volumes, which was partially offset by higher average sales prices.
•Salt sales volumes decreased 14%, or 1,483,000 tons, and contributed approximately $118 million to the decrease in sales. Highway deicing sales volumes decreased 14% as a result of mild weather in North America and the U.K. when compared to 2019, which was partially offset by higher sales volumes to our chemical customers. Consumer and industrial sales volumes decreased 12% due to lower sales of deicing products due to the mild weather in 2020 and lower non-deicing sales volumes primarily due to COVID-19.
•Salt average sales price increased 1% and partially offset the decrease in sales by approximately $8 million due to slightly higher average sales prices.
•Highway deicing average sales prices increased 1%, reflecting higher prices realized in the first half of the year from higher North American highway deicing contract prices for the 2019-2020 winter season, and higher chemical customer prices, partially offset by lower North American highway deicing contract prices for the 2020-2021 winter season. Consumer and industrial average sales prices increased 1% due to non-deicing price increases in 2020.
•Salt operating earnings decreased 4%, or $6.2 million, due to lower sales volumes and higher per-unit product costs in 2020, which was partially offset by lower per-unit logistics costs. Per-unit product costs were higher in 2020 due to higher per-unit costs in the U.K. and at our consumer and industrial plants largely due to lower production volumes.

SALT SEGMENT RESULTS COMMENTARY: 2018 – 2019

•Salt sales increased 4%, or $31.4 million, due to higher highway deicing average sales prices and higher consumer and industrial sales volumes, which was partially offset by lower highway deicing sales volumes.
•Salt sales volumes decreased 6%, or 704,000 tons, which offset the increase in Salt segment sales by approximately $24 million. Highway deicing sales volumes decreased 9% as a result of mild weather in the U.K. when compared to the significantly above average U.K. winter weather in the first quarter of 2018 and lower North American contract volumes in the 2018-2019 bid season due primarily to lower production volumes at our Goderich mine in 2018. Consumer and industrial sales volumes increased 7% due to higher sales volumes of deicing and non-deicing products.
•Salt average sales price increased 10% and contributed approximately $55 million to the increase in Salt segment sales due to higher highway deicing prices and product sales mix, as consumer and industrial products, which have a higher average sales price than highway deicing products, were a higher proportion of total sales in the current period.
•Highway deicing average sales prices increased 12%, primarily as a result of the realization of higher North American highway deicing bid prices for the 2019-2020 winter season. Consumer and industrial average sales prices decreased 2% due to sales mix.
•Salt operating earnings increased 45%, or $52.3 million, due to higher highway deicing prices in 2019. Per-unit product costs were higher in 2019 due to a higher mix of consumer and industrial sales which have a higher per-unit cost. Per-unit production costs and volumes at our North American mines have improved from 2018 which was unfavorably impacted by the labor strike at the Goderich mine.

43	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PLANT NUTRITION NORTH AMERICA RESULTS

	2020	2019	2018
Plant Nutrition North America Sales (in millions)	$239.6	$206.2	$233.2
Plant Nutrition North America Operating Earnings (in millions)	$12.1	$22.5	$25.3
Plant Nutrition North America Sales Volumes (thousands of tons)	383	317	362
Plant Nutrition North America Average Sales Price (per ton)	$626	$651	$645
PLANT NUTRITION NORTH AMERICA RESULTS COMMENTARY: 2019 – 2020

•Plant Nutrition North America sales increased 16%, or $33.4 million, primarily due to higher sales volumes, which was partially offset by lower sales prices.
•Plant Nutrition North America sales volumes increased 21%, or 66,000 tons, and increased sales by approximately $43 million. The volume increase was primarily the result of suppressed demand in the first half of 2019 due to the cold and wet weather conditions in key North American markets and an upturn in the agriculture market during 2020.
•Plant Nutrition North America average sales prices decreased 4% which partially offset the increase in sales by approximately $10 million.
•Plant Nutrition North America operating earnings decreased 46%, or $10.4 million, due to higher per-unit product costs and lower average sales prices, which was partially offset by higher sales volumes and lower SG&A expenses. The higher per-unit product cost in 2020 was due to an inventory adjustment of $7.4 million related to an overstatement of bulk SOP stockpiles, unplanned downtime and feedstock inconsistency at our Ogden facility.

PLANT NUTRITION NORTH AMERICA RESULTS COMMENTARY: 2018 – 2019

•Plant Nutrition North America sales decreased 12%, or $27.0 million, primarily due to lower sales volumes.
•Plant Nutrition North America sales volumes decreased 12%, or 45,000 tons, and reduced sales by approximately $29 million. The volume decrease was primarily the result of lower demand due to the wet weather conditions in key North American markets in the first half of 2019.
•Plant Nutrition North America average sales prices increased 1% which partially offset the decrease in sales by approximately $2 million.
•Plant Nutrition North America operating earnings decreased 11%, or $2.8 million, due to lower sales volumes, higher per-unit shipping and handling costs, a less favorable geographic sales mix and higher cost carryover inventory from 2018 into 2019, as compared to 2018 beginning inventory. This decrease was partially offset by lower production costs resulting from improved production yield from our pond-based feedstock.

PLANT NUTRITION SOUTH AMERICA RESULTS

	2020	2019	2018
Plant Nutrition South America Sales (in millions)	$344.4	$385.1	$391.8
Plant Nutrition South America Operating Earnings (in millions)	$40.3	$40.0	$48.7
Plant Nutrition South America Sales Volumes (thousands of tons)
Agricultural productivity	485	452	461
Chemical solutions	339	338	300
Total tons sold	824	790	761
Average Plant Nutrition South America Sales Price (per ton)
Agricultural productivity	$562	$655	$644
Chemical solutions	$212	$264	$316
Combined	$418	$488	$515
PLANT NUTRITION SOUTH AMERICA RESULTS COMMENTARY: 2019 – 2020

•Plant Nutrition South America sales decreased 11% or $40.7 million due to a 32% unfavorable weighted average change in the Brazilian real versus the U.S. dollar from the prior year, which was partially offset by higher sales volumes.

44	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•Plant Nutrition South America sales volumes increased 4%, or 34,000 tons, which contributed approximately $22 million to Plant Nutrition South America sales. Agricultural productivity sales volumes increased 7% due primarily to improvements in farmer economics and affordability of fertilizer products due to foreign exchange and barter rates. Chemical solutions sales volumes were essentially unchanged from the prior year as higher sales of chlor-alkali products were offset by reduced sales of water conditioning products.
•A 14% decrease in Plant Nutrition South America average sales price resulted in a decrease of approximately $63 million in Plant Nutrition South America sales due to the weakening of the Brazilian real versus the U.S. dollar. In local currency, average sales prices were up 14% due primarily to a 14% increase in agricultural productivity product sales prices as a result of a stronger product mix and price increases in most product lines.
•Plant Nutrition South America operating earnings increased 1%, or $0.3 million, primarily due to higher sales volumes and improved chemical margins due to production efficiencies, which were mostly offset by the weaker Brazilian real and higher SG&A costs in local currency due to incentive compensation and professional services.

PLANT NUTRITION SOUTH AMERICA RESULTS COMMENTARY: 2018 – 2019

•Plant Nutrition South America sales decreased 2% or $6.7 million as lower average sales prices were partially offset by higher sales volumes.
•Plant Nutrition South America sales volumes increased 4%, or 29,000 tons, and added approximately $6 million to Plant Nutrition South America sales. Chemical solutions sales volumes increased 13% due to new water treatment business in São Paulo. Agricultural productivity sales volumes decreased 2% primarily due to lower sales through our distribution sales channel which more than offset strong growth in our direct to grower sales channel.
•A 5% decrease in Plant Nutrition South America average sales price resulted in a decrease of approximately $13 million in Plant Nutrition South America sales. The decrease in average sales price was primarily due to a 16% decrease in chemical solutions average sales prices due to shifts in product sales mix, a weaker Brazilian real and competitive pressure for industrial and water treatment products. This decrease was partially offset by a 2% increase in agriculture product sales prices despite the weaker real.
•Plant Nutrition South America operating earnings decreased 18%, or $8.7 million, primarily due to lower chemical solutions prices, higher raw materials input costs and continued investment in our direct to grower sales force.

OUTLOOK

•We expect Salt sales volumes to range from 11.0 million to 11.8 million tons in 2021.
•Plant Nutrition North America sales volumes are expected to range from 350,000 to 380,000 tons in 2021.
•We expect 2021 Plant Nutrition South America sales volumes to range from 850,000 to 925,000 tons.
•We have initiated a strategic evaluation of the long-term fit of our South America business and a strategic separation of our South American assets into two businesses, chemicals and specialty plant nutrition, with the intention of enabling a targeted and efficient sales process to unlock maximum value for each set of assets. This evaluation and separation could result in a variety of outcomes (see “Risk Factors—We may not successfully implement our strategies.” for more information).
•For information about the impact of the COVID-19 pandemic on the Company, see “–COVID-19 Pandemic” and “Risk Factors.”

Investments, Liquidity and Capital Resources
Overview
Over the last several years, we have made significant investments in order to strengthen our operational capabilities.
•We shifted all of our Goderich mine production to continuous mining in the fourth quarter of 2017 following significant investments in this technology. Our continuous mining and haulage system at the Goderich mine is expected to provide a safer, more sustainable production environment and enhance our ability to ramp up and down to meet demand fluctuations. In addition, we recently completed our shaft relining project at our Goderich mine, which we undertook to help secure the integrity of the mine and our hoisting capacity for the future.
•We have invested in our Ogden facility to strengthen our solar-pond-based SOP production through upgrades to our processing plant and our solar evaporation ponds. This included modifying our existing solar evaporation ponds to increase the annual solar harvest as well as the extraction yield and processing capacity of our SOP plant, which allows us to increase our SOP production capacity to approximately 550,000 tons when supplemental KCl feedstock is used. We also recently completed a project to expand our ability to compact product into various product grades at our Ogden facility.

45	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of the credit agreement governing our credit facilities, including the total leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indentures governing our 4.875% Senior Notes due July 2024 (the “4.875% Notes”) and our 6.75% Senior Notes due December 2027 (the “6.75% Notes), which limit the amount of dividends we can pay to our stockholders. We are in compliance with our debt covenants as of December 31, 2020. See Item 8, Note 10 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, to pay dividends, to fund smaller acquisitions and to repay our debt. We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2020, we had $14.8 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we have experienced large changes in our working capital requirements from quarter to quarter. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. When needed, we fund short-term working capital requirements by accessing our $300 million revolving credit facility.
We have historically considered the undistributed earnings of our foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.3 million of income tax expense has been recorded for foreign withholding tax and state income taxes, consisting of $0.9 million recorded in 2019 and $3.4 million recorded in 2018. All of our non-U.S. undistributed earnings through December 31, 2017, were subject to the one-time mandatory tax for which we recorded a net tax expense of $52.1 million, which is comprised of tax expense of $55.2 million in 2017 offset by a benefit of $3.1 million in 2018. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. As of December 31, 2020, we have $213.6 million of outside basis differences for which no deferred taxes have been recorded. See Item 8, Note 8 to our Consolidated Financial Statements for a discussion regarding U.S. tax reform.
In addition, the amount of permanently reinvested foreign earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Item 8, Note 8 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments were made to Canadian taxing authorities of $17.5 million. Additional tax payments of $5.3 million were made during 2019 with the remaining liability of $1.4 million expected to be paid in 2021. Corresponding tax refunds of $22.2 million have been received as of December 31, 2020, from U.S. taxing authorities with the remaining refund of approximately $0.9 million expected in 2021. Additionally during 2018, we reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement with federal Canadian and U.S. tax authorities covering our 2013-2021 tax years. The recording of this settlement in 2018 resulted in increased sales for our Canadian subsidiary of $106.1 million and offsetting expenses for our U.S. subsidiary causing a domestic loss and significant foreign income in 2018. During 2019, in accordance with the settlement agreement, our U.S. subsidiary made an intercompany cash payment of $106.1 million to our Canadian subsidiary and tax payments were made to Canadian taxing authorities of $29.9 million with the remaining $1.4 million balance paid during 2020. Corresponding tax refunds of $59.7 million have been received as of December 31, 2020, from U.S. taxing authorities, with the remaining refund of $1.9 million expected in 2021. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 8, Note 8 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlements.
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

46	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
The table below provides a summary our cash flows by category and year.

2020	2019	2018
Operating Activities:
Net cash flows provided by operating activities were $175.2 million.

»Net earnings were $59.5 million.

»Non-cash depreciation and amortization expense was $137.9 million.

»Working capital items were a use of operating cash flows of $42.9 million.

Net cash flows provided by operating activities were $159.6 million.

»Net earnings were $62.5 million.

»Non-cash depreciation and amortization expense was $137.9 million.

»Working capital items were a use of operating cash flows of $59.9 million.

Net cash flows provided by operating activities were $182.3 million.

»Net earnings were $68.8 million.

»Non-cash depreciation and amortization expense was $136.9 million.

»Working capital items were a use of operating cash flows of $19.9 million.

Investing Activities:
Net cash flows used by investing activities were $88.2 million. »Included $84.9 million of capital expenditures.	Net cash flows used by investing activities were $100.4 million. »Included $98.1 million of capital expenditures.	Net cash flows used by investing activities were $99.6 million. »Included $96.8 million of capital expenditures.
Financing Activities:
Net cash flows used by financing activities were $96.2 million.

»Included net proceeds from the issuance of debt of $6.9 million, payments of dividends of $99.1 million and payments of $1.0 million related to deferred financing costs.

Net cash flows used by financing activities were $50.5 million.

»Included net proceeds from issuance of debt of $62.0 million, payments of dividends of $98.1 million and payments of $12.8 million related to deferred financing costs.

Net cash flows used by financing activities were $85.9 million.

»Included net proceeds from issuance of debt of $14.5 million, payments of dividends of $97.7 million and payments of $1.7 million related to deferred financing costs.

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
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors—Our indebtedness and any inability to pay our indebtedness could adversely affect our business and financial condition.” Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flow. As discussed in Item 8, Note 10 to our Consolidated Financial Statements, at December 31, 2020, we had $1.41 billion of outstanding indebtedness consisting of $250.0 million under our 4.875% Notes, $500.0 million under our 6.75% Notes, $520.3 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $130.3 million borrowed against our revolving credit facility, and $92.8 million of debt related to our Plant Nutrition South American segment in Brazil. Letters of credit totaling $12.5 million as of December 31, 2020, reduced available borrowing capacity under the revolving credit facility to $157.2 million.
On June 30, 2020, certain of our U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility for up to $100.0 million of borrowing with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. At December 31, 2020, we had $51.2 million of outstanding loans under this accounts receivable financing facility. See Item 8, Note 10 to our Consolidated Financial Statements for more information.
In the future, including in 2021, we may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes.
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

47	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At December 31, 2020, we had $7.8 million of gross NOL carryforwards ($7.7 million of gross foreign federal NOL carryforwards that have no expiration date and $0.1 million of gross foreign federal NOL carryforwards that expire in 2033) and $0.2 million of net operating tax-effected state NOL carryforwards that expire beginning in 2027.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations. As of December 31, 2020, the fair value of the plan’s assets are less than the accumulated benefit obligations and we could be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At December 31, 2020, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

Contractual Obligations
Our contractual cash obligations and commitments as of December 31, 2020, are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Long-term Debt	$1,414.3	$63.7	$57.8	$72.5	$270.0	$450.3	$500.0
Interest(a)	330.4	61.0	58.3	56.5	50.9	36.2	67.5
Finance Lease Obligations(b)	12.0	1.8	1.2	1.1	0.9	0.9	6.1
Operating Leases(b)	66.5	16.4	13.1	8.4	5.7	4.9	18.0
Unconditional Purchase Obligations(c)	84.3	43.6	13.3	10.0	7.8	2.1	7.5
One-time Transition Tax Obligation	35.8	3.7	3.8	7.1	9.4	11.8	—
Estimated Future Pension Benefit Obligations(d)	73.3	3.2	3.2	3.3	3.4	3.4	56.8
Total Contractual Cash Obligations	$2,016.6	$193.4	$150.7	$158.9	$348.1	$509.6	$655.9

Other Commitments	Total	2021	2022	2023	2024	2025	Thereafter
Letters of Credit	$12.5	$12.5	$—	$—	$—	$—	$—
Performance Bonds(e)	51.4	41.2	10.1	0.1	—	—	—
Total Other Commitments	$63.9	$53.7	$10.1	$0.1	$—	$—	$—
(a)Based on maintaining existing debt balances to maturity. Interest on our credit facilities varies with the Eurodollar rate and the base rate. The December 31, 2020 blended rate of 4.5%, including the applicable spread, was used for this calculation for CMI debt. The amounts in the table do not include interest payments of approximately $5.4 million each year which may be required to be deposited with the taxing authorities if other collateral arrangements cannot be made as long as disputes with Canadian taxing authorities remain outstanding. Item 8, Note 8 to our Consolidated Financial Statements provides additional information related to our Canadian tax reassessments.
(b)We lease property and equipment under non-cancelable operating and capital leases for varying periods.
(c)We have contracts to purchase certain amounts of electricity, equipment and raw materials. In addition, we have minimum throughput commitments in certain depots and warehouses.
(d)Item 8, Note 9 to our Consolidated Financial Statements provides additional information.
(e)Item 8, Note 12 to our Consolidated Financial Statements provides additional information.

48	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA
Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. generally accepted accounting principles (“GAAP”) financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including restructuring costs, refinancing costs, stock-based compensation and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2020	2019	2018
Net earnings	$59.5	$62.5	$68.8
Interest expense	71.2	68.4	62.5
Income tax expense	11.7	22.1	8.8
Depreciation, depletion and amortization	137.9	137.9	136.9
EBITDA	280.3	290.9	277.0
Adjustments to EBITDA:
Stock-based compensation - non cash	9.4	6.3	7.8
(Gain) loss on foreign exchange	(0.4)	13.0	(5.8)
Executive transition costs	—	2.3	5.1
Logistics impact from flooding	—	2.8	—
Other income, net	(0.1)	(1.7)	(3.0)
Adjusted EBITDA	$289.2	$313.6	$281.1

In 2019, operating results included $2.8 million of additional logistics costs related to Mississippi river flooding and $2.3 million of severance and other costs related to executive transition. In 2018, we incurred $5.1 million of executive transition costs. Adjusted EBITDA also includes other non-operating income, primarily non-cash stock-based compensation expense, foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. Our 2020 results were unfavorably impacted by mild winter in the markets we serve and 2019 results were favorably impacted by above average winter weather. In 2018, winter weather was average.

49	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Management’s Discussion of Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from these estimates. We have identified the critical accounting policies and estimates that are most important to the portrayal of our financial condition and results of operations. The policies set forth below require significant subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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
As of December 31, 2020, we have recorded goodwill of $281.3 million, primarily including $56.4 million in our Plant Nutrition North America segment and $218.8 million in our Plant Nutrition South America segment. As of the October 1, 2020 annual measurement date, each segment had an estimated fair value that exceeded its carrying value. The most critical assumptions used in the calculation of the fair value are the projected revenue growth rates, long-term operating margin, working capital requirements, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in our fair value estimates is consistent with our operating plan and is dependent on the successful execution of our long-term business plan, overall industry growth rates and the competitive environment. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the future financial performance falls below our expectations or there are negative revisions to significant assumptions, or if our market capitalization declines, we may need to record a non-cash goodwill impairment charge in a future period.

Mineral Interests – As of December 31, 2020, we maintained $123.1 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales.
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

50	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

the plans and estimates we use to manage the underlying businesses, differences in our actual operating results or changes in our tax planning, tax credits, tax laws or our assessment of the tax merits of our positions could affect our future assessments.
In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with applicable GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. See Item 8, Note 8 to our Consolidated Financial Statements for further discussion of our income taxes.
We have elected to account for GILTI in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

Taxes on Foreign Earnings – Our 2018 effective tax rate includes a tax benefit of $3.1 million related to the one-time mandatory tax on non-U.S. undistributed earnings deemed repatriated under U.S tax reform. As such, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.3 million of income tax expense has been recorded for foreign withholding tax and state income taxes, consisting of $0.9 million recorded in 2019 and $3.4 million recorded in 2018. We consider all remaining non-U.S. earnings to be permanently reinvested outside the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of December 31, 2020, we have approximately $213.6 million of outside basis differences on which no deferred taxes have been recorded.

U.K. Pension Plan – We have a defined benefit pension plan covering some of our current and former employees in the U.K. The U.K. pension plan was closed to new participants in 1992. As we elected to freeze our pension plan, our remaining active employees ceased to accrue future benefits under the plan beginning December 1, 2008. We select the actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding or to increase pension expense or our pension liability. A decrease of 25 basis points in our discount rate would have increased our projected benefit obligation as of December 31, 2020, by approximately $2.6 million and would increase our net periodic pension expense for 2020 by approximately $0.3 million. A decrease of 25 basis points in our expected return on assets assumption as of December 31, 2020, would increase our net periodic expense for 2020 by approximately $0.2 million.
We set our discount rate for our U.K. pension plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over the next 15 to 20 years. Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the pension plan’s available assets and when special early retirement payments or other inducements are made to pensioners. Contributions totaled $0.4 million, $1.7 million and $0.7 million during the years ended December 31, 2020, 2019 and 2018, respectively. If supplemental benefits were approved and granted under the provisions of the plan, or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits. See Item 8, Note 9 to our Consolidated Financial Statements for additional discussion of our U.K. pension plan.

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

51	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Canadian dollars, Brazilian reais and British pounds sterling also being significant. We generated 43% of our 2020 sales in foreign currencies, and we incurred 44% of our 2020 total operating expenses in foreign currencies. Additionally, we have approximately $1.0 billion of net assets denominated in foreign currencies. In 2018 and 2019, the average rate for the U.S. dollar strengthened against the Brazilian real, the Canadian dollar and the British pound sterling. In 2020, the average rate for the U.S. dollar strengthened against the Brazilian real but weakened against the Canadian dollar and the British pound sterling. Significant changes in the value of the Canadian dollar, Brazilian real or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on our operations, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries and countries in which we operate.

Seasonality
We experience a substantial amount of seasonality in our sales, including our salt deicing product sales. Consequently, our Salt segment sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we seek to stockpile sufficient quantities of deicing salt in the second, third and fourth quarters to meet the estimated requirements for the winter season.
Our plant nutrition businesses are also seasonal. The strongest demand for our Plant Nutrition South America segment products in Brazil typically occurs during the spring planting season. As a result, we and our customers generally build inventories during the low demand periods of the year to ensure timely product availability during the peak sales season. The seasonality of this demand results in our sales volumes and sales for our Plant Nutrition South America segment usually being the highest during the third and fourth quarters of each year (as the spring planting season begins in September in Brazil).

Recent Accounting Pronouncements
See Item 8, Note 2 to our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

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

Interest Rate Risk
As of December 31, 2020, we had $520.3 million of debt outstanding under our credit agreement (consisting of term loans and revolving credit facility) and $92.8 million of debt related to our Plant Nutrition South America segment in Brazil, bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of debt outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $6.1 million based upon our debt outstanding as of December 31, 2020. Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of December 31, 2020, a significant portion of the investments in the U.K. pension plan are in bond funds. Changes in interest rates could impact the value of the investments in the pension plan.

Foreign Currency Risk
 In addition to the U.S., we primarily conduct our business in Canada, Brazil and the U.K. Our operations are, therefore, subject to volatility because of currency fluctuations, inflation changes and changes in political and economic conditions in these countries. Sales and expenses are frequently denominated in local currencies, and our results of operations may be affected adversely as currency fluctuations affect our product prices and operating costs or those of our competitors. We may engage in hedging activities, including forward foreign currency exchange contracts, to reduce the exposure of our cash flows to fluctuations in foreign currency exchange rates. We do not engage in hedging for speculative investment purposes. Any hedging activities may not eliminate or substantially reduce risks associated with fluctuating currencies. See “Risk Factors—Risks associated with our international operations and sales and changes in economic and political environments could adversely affect our business and earnings.”

52	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $3.2 million impact on our operating earnings for the year ended December 31, 2020. Actual changes in market prices or rates will differ from hypothetical changes.
Our subsidiary in Brazil has U.S. dollar denominated debt. We have entered into foreign currency swap agreements to swap interest and principal payments on the loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian real, the subsidiary’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than the subsidiary’s functional currency. We may either continue to hedge this exposure or borrow in Brazilian real to meet the capital needs of our Brazilian operations.

Commodity Pricing Risk
 We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas. We may hedge up to approximately 90% of our expected natural gas usage. Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences. We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of December 31, 2020, the amount of natural gas hedged with derivative contracts totaled 2.5 million MMBtus, of which 1.7 million MMBtus will expire within one year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the year ended December 31, 2020, would have increased our product cost by approximately $0.4 million. Actual results will vary due to actual changes in market prices and consumption.
We are subject to increases and decreases in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. We may engage in hedging activities, including forward contracts, to reduce our exposure to changes in our transportation cost due to changes in the cost of fuel in the future. Our historical results do not reflect any direct fuel hedging activity. However, hedging activities may not eliminate or substantially reduce the risks associated with changes in our transportation costs. Due to the difficulty in meeting all of the requirements for hedge accounting under current GAAP, any such cash flow hedges of transportation costs would likely be accounted for by marking the hedges to market at each reporting period. We do not engage in hedging for speculative investment purposes.

53	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

54	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021, expressed an unqualified opinion thereon.

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

55	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s consolidated goodwill was $281.3 million, of which $218.8 million is recorded within the Company’s Plant Nutrition South America segment and $56.4 million is recorded in the Company’s Plant Nutrition North America segment. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if indicators exist, at the reporting unit level. The Company uses both qualitative and quantitative methods to test goodwill for impairment, as deemed appropriate. The Company’s goodwill is initially assigned to its reporting units on the acquisition date at its determined fair value.

Auditing management’s annual goodwill impairment test was complex and judgmental due to the significant estimation required in determining the fair value of the Company’s Plant Nutrition South America and Plant Nutrition North America reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital at the impairment assessment date and projected revenue growth rates, operating margins and the Company’s terminal growth rates which are affected by expectations about future market or economic conditions. Additionally, there were significant judgments around the Company’s selection of guideline company market multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over management's review of the significant assumptions (e.g., weighted average cost of capital, projected revenue growth rates, operating margins, the Company’s terminal growth rates, and selection of guideline company market multiples) used to develop the prospective financial information and guideline company data for the quantitative analysis. We also tested management's controls to validate that the data used in the quantitative analysis was complete and accurate.

To test the estimated fair value of the Company’s Plant Nutrition South America and Plant Nutrition North America reporting units, we performed audit procedures that included, among others, assessing the fair value methodologies utilized and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. We involved our specialists to assist in the review of the Company’s model, method, and the more sensitive assumptions such as the weighted average cost of capital and the Company’s terminal growth rate assumptions. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of all of the Company’s reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Kansas City, Missouri
February 26, 2021

56	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Compass Minerals International, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Compass Minerals International, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index 15(a)(2) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Kansas City, Missouri
February 26, 2021

57	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$21.0	$34.7
Receivables, less allowance for doubtful accounts of $11.1 in 2020 and $10.7 in 2019	296.7	342.4
Inventories	370.6	311.5
Other	68.9	96.4
Total current assets	757.2	785.0
Property, plant and equipment, net	964.9	1,030.8
Intangible assets, net	85.0	103.0
Goodwill	281.3	343.0
Investment in equity investee	20.0	24.9
Other	154.0	156.5
Total assets	$2,262.4	$2,443.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$63.7	$52.1
Accounts payable	116.8	126.2
Accrued salaries and wages	38.7	34.4
Income taxes payable	5.5	10.4
Accrued interest	10.4	11.3
Accrued expenses and other current liabilities	61.2	61.5
Total current liabilities	296.3	295.9
Long-term debt, net of current portion	1,337.7	1,363.9
Deferred income taxes, net	87.5	89.9
Other noncurrent liabilities	153.9	163.9
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	127.0	117.1
Treasury stock, at cost — 1,407,926 shares at December 31, 2020 and 1,481,611 shares at December 31, 2019	(4.4)	(3.2)
Retained earnings	567.3	607.4
Accumulated other comprehensive loss	(303.3)	(192.1)
Total stockholders' equity	387.0	529.6
Total liabilities and stockholders' equity	$2,262.4	$2,443.2

The accompanying notes are an integral part of the consolidated financial statements.

58	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2020	2019	2018
Sales	$1,373.5	$1,490.5	$1,493.6
Shipping and handling cost	266.6	312.5	320.0
Product cost	794.6	841.2	879.7
Gross profit	312.3	336.8	293.9
Selling, general and administrative expenses	171.8	173.2	163.6
Operating earnings	140.5	163.6	130.3
Other expense (income):
Interest expense	71.2	68.4	62.5
Net earnings in equity investee	(1.4)	(0.7)	(1.0)
(Gain) loss on foreign exchange	(0.4)	13.0	(5.8)
Other, net	(0.1)	(1.7)	(3.0)
Earnings before income taxes	71.2	84.6	77.6
Income tax expense	11.7	22.1	8.8
Net earnings	$59.5	$62.5	$68.8
Basic net earnings per common share	$1.72	$1.82	$2.02
Diluted net earnings per common share	$1.72	$1.81	$2.02
Weighted-average common shares outstanding (in thousands):
Basic	33,928	33,882	33,848
Diluted	33,928	33,882	33,848

The accompanying notes are an integral part of the consolidated financial statements.

59	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive (Loss) Income

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Net earnings	$59.5	$62.5	$68.8
Other comprehensive (loss) income:
Unrealized loss from change in pension costs, net of tax of $0.8, $0.5 and $0.1 in 2020, 2019 and 2018, respectively	(2.5)	(2.4)	(0.6)
Unrealized gain on cash flow hedges, net of tax of $(0.3), $(0.1) and $(0.2) in 2020, 2019 and 2018, respectively	0.8	0.1	0.4
Cumulative translation adjustment	(109.5)	21.1	(132.6)
Comprehensive (loss) income	$(51.7)	$81.3	$(64.0)

The accompanying notes are an integral part of the consolidated financial statements.

60	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017	$0.4	$102.5	$(2.9)	$672.5	$(77.9)	$694.6
Comprehensive income (loss)				68.8	(132.8)	(64.0)
Stranded tax effect from tax reform				0.2	(0.2)	—
Dividends on common stock/equity awards ($2.88 per share)		0.3		(98.0)		(97.7)
Stock-based compensation		7.3				7.3
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$643.5	$(210.9)	$540.2
Comprehensive income				62.5	18.8	81.3
Cumulative effect of change in accounting principle				(0.1)		(0.1)
Dividends on common stock/equity awards ($2.88 per share)		0.4		(98.5)		(98.1)
Stock-based compensation		6.6				6.6
Shares issued for stock units, net of shares withheld for taxes			(0.3)			(0.3)
Balance, December 31, 2019	$0.4	$117.1	$(3.2)	$607.4	$(192.1)	$529.6
Comprehensive income (loss)				59.5	(111.2)	(51.7)
Dividends on common stock/equity awards ($2.88 per share)		0.5		(99.6)		(99.1)
Shares issued for stock units, net of shares withheld for taxes			(1.1)			(1.1)
Stock-based compensation		9.4				9.4
Stock options exercised, net of shares withheld for taxes			(0.1)			(0.1)
Balance, December 31, 2020	$0.4	$127.0	$(4.4)	$567.3	$(303.3)	$387.0

The accompanying notes are an integral part of the consolidated financial statements.

61	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2020	2019	2018
Cash flows from operating activities:
Net earnings	$59.5	$62.5	$68.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	137.9	137.9	136.9
Finance fee amortization	3.2	2.8	2.2
Refinancing of long-term debt	0.1	0.3	—
Stock-based compensation	9.4	6.3	7.8
Deferred income taxes	5.4	(11.8)	(16.7)
Net earnings in equity investee	(1.4)	(0.7)	(1.0)
Unrealized foreign exchange (gain) loss	(2.8)	15.0	0.1
Other, net	6.8	7.2	4.1
Changes in operating assets and liabilities:
Receivables	19.5	(31.3)	16.4
Inventories	(71.4)	(45.4)	(16.8)
Other assets	21.1	23.9	(18.4)
Accounts payable and accrued expenses and other current liabilities	(3.7)	(12.1)	21.1
Other liabilities	(8.4)	5.0	(22.2)
Net cash provided by operating activities	175.2	159.6	182.3
Cash flows from investing activities:
Capital expenditures	(84.9)	(98.1)	(96.8)
Other, net	(3.3)	(2.3)	(2.8)
Net cash used in investing activities	(88.2)	(100.4)	(99.6)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	300.0	574.1	457.4
Principal payments on revolving credit facility borrowings	(329.7)	(611.1)	(429.1)
Proceeds from issuance of long-term debt	115.8	1,001.8	54.3
Principal payments on long-term debt	(79.2)	(902.8)	(68.1)
Dividends paid	(99.1)	(98.1)	(97.7)
Deferred financing costs	(1.0)	(12.8)	(1.7)
Shares withheld to satisfy employee tax obligations	(1.1)	(0.3)	—
Other, net	(1.9)	(1.3)	(1.0)
Net cash used in financing activities	(96.2)	(50.5)	(85.9)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	(1.0)	(6.4)
Net change in cash and cash equivalents	(13.7)	7.7	(9.6)
Cash and cash equivalents, beginning of the year	34.7	27.0	36.6
Cash and cash equivalents, end of period	$21.0	$34.7	$27.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$65.0	$60.7	$52.1
Income taxes paid, net of refunds	$(10.3)	$33.9	$38.3

The accompanying notes are an integral part of the consolidated financial statements.

62	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

c. Reclassifications:
The Company has made reclassifications of prior year amounts in Consolidated Statements of Operations to conform to current year presentation.

d. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss. The Company recorded foreign exchange losses of $(72.6) million, $(1.2) million and $(56.5) million in 2020, 2019 and 2018, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature. Aggregate exchange (gains) losses from transactions denominated in a currency other than the functional currency, which are included in other expense (income), for the years ended December 31, 2020, 2019 and 2018, were $(0.4) million, $13.0 million and $(5.8) million, respectively.

e. Revenue Recognition:
The Financial Accounting Standards Board (the “FASB”) revenue recognition guidance provides a single, comprehensive model for recognizing revenue from contracts with customers. The revenue recognition model requires revenue to be recognized upon the transfer of promised goods or services to customers in an amount that reflects the consideration an entity expects to receive in exchange for those goods or services. The Company’s revenue arrangements generally consist of a single performance obligation to transfer promised goods or services. Accordingly, substantially all of the Company’s revenue is recognized at a point in time when control of the goods transfers to the customer.
The Company typically recognizes revenue at the time of shipment to the customer, which coincides with the transfer of title and risk of ownership to the customer. Sales represent billings to customers net of sales taxes charged for the sale of the product. Sales include amounts charged to customers for shipping and handling costs, which are expensed when the related product is sold.

63	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
During 2020, the Company sold approximately $22.1 million of Brazilian trade accounts receivable for $21.0 million. The proceeds of the transaction were used to maintain liquidity for working capital needs. The Company is contingently liable for up to 20% of the sale balance up to $4.1 million if the banks are unable to collect on these accounts.
During 2019, the Company sold approximately $16.4 million of trade accounts receivable for $15.6 million. The proceeds of these transactions were used to refinance Brazilian loans (see Note 10). The Company is contingently liable for up to 20% of the sale balance up to $2.7 million if the banks are unable to collect on these accounts. During 2018, the Company sold approximately $32.7 million of trade accounts receivable for $30.4 million. The Company does not believe the amount which may ultimately be payable for any unpaid receivables to be material to its consolidated financial statements. The Company has no further involvement with these accounts.

h. Inventories:
Inventories are stated at the lower of cost or net realizable value. Finished goods and raw material and supply costs are valued using the average cost method on a first-in-first-out basis. Raw materials and supply costs primarily consist of raw materials purchased to aid in the production of mineral and chemical products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, and plant nutrition and chemical products readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s production locations are captured as inventory costs. As required by U.S. GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period. Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

i. Other Current Assets:
In the fourth quarter of 2015, the Company began marketing certain assets used in farming operations. Management remains committed to sell these assets, and the assets continue to be marketed at a reasonable price. The Company has performed an impairment analysis and concluded that the fair market value of these assets exceeds their carrying value. These assets have been recorded in other current assets in the Consolidated Balance Sheets as of December 31, 2020 and 2019. The amounts classified as held for sale as of December 31, 2020 and 2019, of $6.8 million and $7.2 million, respectively, include water rights of approximately $5.2 million with the remaining balance consisting of property, plant and equipment. In February 2021, the Company completed the sale of the remaining assets and any gain or loss recognized is expected to be immaterial. In addition, other current assets as of December 31, 2020 and 2019, include $2.8 million and $58.3 million, respectively, of tax refunds from U.S. taxing authorities pursuant to the tax settlement with Canadian and U.S. tax authorities described in Note 8. The remaining other amounts included in other current assets as of December 31, 2020 and 2019, respectively, consist principally of prepaid expenses.

j. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests. The mineral interests for the Company’s Winsford U.K. mine are owned. The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Ogden facility and several of its other North American facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales. The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases, and the mineral lease expires in 2060 with two additional 25-year renewal periods. The Goderich mine mineral reserve lease expires in 2022

64	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

with the Company’s option to renew until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Ogden facility mineral reserve lease renews annually. The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate. The Company’s mineral interests are depleted on a units-of-production basis based upon the latest available mineral study. The weighted average amortization period for the leased probable mineral reserves is 90 years as of December 31, 2020. The Company also owns other mineral properties. The weighted average life for the probable owned mineral reserves is 36 years as of December 31, 2020, based upon management’s current production estimates.
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
The Company’s fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of the Company’s different classes of property, plant and equipment:

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	2 to 40
Machinery and equipment – vehicles	2 to 10
Machinery and equipment – other mining and production	2 to 50
Office furniture and equipment	2 to 10
Mineral interests	20 to 99

The Company has finance leases which are recorded in property, plant and equipment at the beginning of the lease at the lower of the fair value of the leased property or the present value of the minimum lease payments. Lease payments are recorded as interest expense and a reduction of the lease liability. A finance lease asset is depreciated over the lower of its useful life or the lease term.
The Company has capitalized computer software costs of $13.4 million and $16.0 million as of December 31, 2020 and 2019, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over five years. The Company recorded $5.8 million, $6.6 million and $7.3 million of amortization expense related to capitalized computer software for 2020, 2019 and 2018, respectively.
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

 k. Leases:
In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset, and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. The Company adopted this guidance on January 1, 2019, using a modified retrospective transition method, which required the cumulative effect of this change in accounting of $0.1 million to be recorded as an adjustment to beginning retained earnings. The Company elected the transition provisions available for existing contracts, which allowed entities to carryforward the historical assessment of whether the contract contained a lease and the lease classification. Refer to Note 4 for additional details.

l. Goodwill and Intangible Assets:
The Company amortizes its intangible assets deemed to have finite lives on a straight-line basis over their estimated useful lives which, for the Company, range from 4 to 50 years. The Company reviews goodwill and other indefinite-lived intangible

65	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

assets annually for impairment. In addition, goodwill and other intangible assets are reviewed when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.

m. Investments:
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
The Company’s Brazilian subsidiary holds a 50% interest in Fermavi Eletroquímica Ltda. (“Fermavi”). Fermavi, which was founded in 1987, is a Brazilian corporation with headquarters in Varginha, Minas Gerais, Brazil, and its operations focus on the production and sale of manganese-based products. The Company’s investment in Fermavi was recorded at its estimated fair value in conjunction with the purchase price allocation as of the date the Company completed the full acquisition of Compass Minerals América do Sul Indústria e Comércio Ltda. (“Compass Minerals South America”), which was in excess of the book value of net assets acquired. This basis difference was approximately $2 million and $4 million as of December 31, 2020 and 2019, respectively. The portion of the basis differences related to tangible and intangible assets is amortized over their remaining useful lives, as appropriate. The Company accounts for its investment in Fermavi under the equity method of accounting.

n. Other Noncurrent Assets:
Other noncurrent assets include certain inventories of spare parts and related inventory, net of reserve, of $27.9 million and $31.0 million at December 31, 2020 and 2019, respectively, which will be utilized with respect to long-lived assets. As of December 31, 2020 and 2019, other noncurrent assets also include net operating lease assets of $55.6 million and $53.7 million, respectively.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 9. As of December 31, 2020 and 2019, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $1.9 million and $1.4 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets. The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense (income), net in the Consolidated Statements of Operations.

o. Income Taxes:
The Company accounts for income taxes using the liability method in accordance with the provisions of GAAP. Under the liability method, deferred taxes are determined based on the differences between the consolidated financial statements and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company’s foreign subsidiaries file separate company returns in their respective jurisdictions.
The Company recognizes potential liabilities in accordance with applicable GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on its estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Any penalties and interest that are accrued on the Company’s uncertain tax positions are included as a component of income tax expense.
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

66	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

p. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts reserved for environmental matters were not material at December 31, 2020 or 2019.

q. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the Company’s Board of Directors, whereby stock options, restricted stock units, performance stock units, deferred stock units and shares of common stock are granted to the Company’s employees and directors. See Note 13 for additional discussion.

r. Earnings per Share:
When calculating earnings per share, the Company’s participating securities are accounted for under the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities based upon their rights to receive dividends. Basic earnings per share is computed by dividing net earnings available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted earnings per share reflects the potential dilution that could occur under the more dilutive of either the treasury stock method or the two-class method for calculating the weighted-average number of outstanding common shares. The treasury stock method is calculated assuming unrecognized compensation expense, income tax benefits and proceeds from the potential exercise of employee stock options are used to repurchase common stock.

s. Derivatives:
The Company is exposed to the impact of fluctuations in foreign exchange and interest rates on its borrowings and fluctuations in the purchase price of natural gas consumed in operations. The Company hedges portions of these risks through the use of derivative agreements.
The Company records derivative financial instruments as assets or liabilities measured at fair value. Accounting for the changes in the fair value of a derivative depends on its designation and effectiveness. Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. For qualifying hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the Consolidated Statements of Operations. Until the effective portion of a derivative’s change in fair value is recognized in the Consolidated Statements of Operations, the change in fair value is recognized in other comprehensive income. For derivative instruments that are not accounted for as hedges, or for the ineffective portions of qualifying hedges, the change in fair value is recorded through earnings in the period of change. The Company formally documents, designates and assesses the effectiveness of transactions that receive hedge accounting treatment initially and on an ongoing basis.

t. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S. and throughout Canada and the U.K. The Company’s plant nutrition products are sold across the Western Hemisphere and globally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales in any year during the three-year period ended December 31, 2020, or more than 10% of receivables at December 31, 2020 or 2019.

u. Recent Accounting Pronouncements:
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

67	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

accounts considered the potential impact that the COVID-19 pandemic could have on the collectability of its outstanding receivables. The Company’s customer pools are comprised of North American highway deicing customers, U.K. highway deicing customers, U.K. storage customers, North American consumer and industrial customers, Plant Nutrition North America customers, Plant Nutrition South America customers and customers whose outstanding receivable balances have been sent to collections or put on a payment plan. Customers grouped within these pools have similar risk characteristics. The Company’s allowance for doubtful accounts consists of estimates of expected credit losses and accruals for returns and allowances. At the transition date of January 1, 2020, the implementation of CECL had an immaterial impact of less than $0.1 million on the Company’s consolidated financial statements. Under CECL, the Company had an allowance for doubtful accounts of $9.4 million and $11.1 million as of January 1, 2020, and December 31, 2020, respectively.

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

68	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
See Note 15 for disaggregation of sales by segment, type and geographical region.

4.     LEASES

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
The Company has elected the practical expedient available under the FASB guidance to not separate lease and non-lease components on all of its lease categories. As a result, many of the Company’s leases include variable payments for services (such as handling or storage) or payments based on the usage of the asset. In addition, certain of the Company’s lease agreements include rental payments that are adjusted periodically for inflation. The Company’s lease agreements do not contain any material residual value guarantees or any material restrictive covenants. The Company’s sublease income is immaterial.
The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheets Location	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$55.6	$53.7
Finance lease assets	Property, plant and equipment, net	7.2	5.8
Total lease assets		$62.8	$59.5
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$14.8	$12.8
Finance	Accrued expenses and other current liabilities	1.3	1.1
Noncurrent liabilities:
Operating	Other noncurrent liabilities	42.8	41.0
Finance	Other noncurrent liabilities	7.0	6.2
Total lease liabilities		$65.9	$61.1

69	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s components of lease cost are as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease cost:
Amortization of lease assets	$1.8	$1.1
Interest on lease liabilities	0.6	0.6
Operating lease cost	17.4	19.2
Variable lease cost(a)	11.7	18.8
Total lease cost	$31.5	$39.7
(a)Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$16.4	$1.8	$18.2
2022	13.1	1.2	14.3
2023	8.4	1.1	9.5
2024	5.7	0.9	6.6
2025	4.9	0.9	5.8
After 2025	18.0	6.1	24.1
Total lease payments	66.5	12.0	78.5
Less: Interest	(8.9)	(3.7)	(12.6)
Present value of lease liabilities	$57.6	$8.3	$65.9

Supplemental lease term and discount rate information related to leases is as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.0	7.7
Finance leases	9.3	7.2
Weighted-average discount rate
Operating leases	3.7%	4.3%
Finance leases	7.3%	7.6%

Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15.3	$18.9
Operating cash flows from finance leases	0.6	0.6
Financing cash flows from finance leases	1.8	1.3
Leased assets obtained in exchange for new operating lease liabilities	16.5	20.3
Leased assets obtained in exchange for new finance lease liabilities	3.8	0.2

70	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

5.    INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2020	2019
Finished goods	$287.4	$235.3
Raw materials and supplies	83.2	76.2
Total inventories	$370.6	$311.5

Based on the nature of the Company’s inventories, and specifically related to bulk SOP stockpiles, certain estimates are required to measure the amount of inventories at any point in time. During the third quarter of 2020, the Company identified an error in the valuation of its bulk SOP stockpile inventory at its Ogden facility when one of its stockpiles was largely depleted, which resulted in an estimated overstatement of inventories of approximately $7.4 million. The Company evaluated the error and believes it is not material to any previous period and has therefore recorded this additional expense to product cost within its Plant Nutrition North America segment during 2020.

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2020	2019
Land, buildings and structures and leasehold improvements	$626.8	$596.0
Machinery and equipment	1,085.1	1,001.9
Office furniture and equipment	53.3	60.7
Mineral interests	172.4	171.1
Construction in progress	58.7	141.3
	1,996.3	1,971.0
Less accumulated depreciation and depletion	(1,031.4)	(940.2)
Property, plant and equipment, net	$964.9	$1,030.8

The cost of leased property, plant and equipment under finance leases included above was $11.2 million and $9.2 million with accumulated depreciation of $4.0 million and $3.4 million as of December 31, 2020 and 2019, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization as of December 31, 2020 and 2019 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Customer/Distributor Relationships	Lease Rights	Trade Names	Developed Technologies	Patents	Other	Total
December 31, 2020
Gross intangible asset	$28.5	$24.3	$11.6	$1.8	$30.3	$26.2	$16.2	$1.3	$140.2
Accumulated amortization	(5.7)	(16.6)	(6.8)	(0.6)	(11.8)	(21.4)	(9.6)	(1.0)	(73.5)
Net intangible assets	$22.8	$7.7	$4.8	$1.2	$18.5	$4.8	$6.6	$0.3	$66.7

	Supply Agreement	SOP Production Rights	Customer/Distributor Relationships	Lease Rights	Trade Names	Developed Technologies	Patents	Other	Total
December 31, 2019
Gross intangible asset	$27.9	$24.3	$12.7	$1.7	$36.8	$32.8	$16.0	$1.3	$153.5
Accumulated amortization	(5.0)	(15.6)	(6.1)	(0.5)	(10.9)	(21.7)	(8.1)	(0.9)	(68.8)
Net intangible assets	$22.9	$8.7	$6.6	$1.2	$25.9	$11.1	$7.9	$0.4	$84.7

71	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Patents	10-20 years
Developed technology	4-7 years
Lease rights	25 years
Customer and distributor relationships	10-14 years
Trademarks	10 years
Trade names	10-11 years

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $10.7 million in 2020, $13.6 million in 2019 and $15.0 million in 2018 and is projected to be between $5 million and $10 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is 20 years.
In addition, the Company had water rights of $17.7 million as of December 31, 2020 and 2019, and trade names of $0.6 million as of December 31, 2020 and 2019, which have indefinite lives.
The Company has goodwill of $281.3 million and $343.0 million as of December 31, 2020 and 2019, respectively, in its Consolidated Balance Sheets. The Company has recorded goodwill of $56.4 million and $55.4 million as of December 31, 2020 and 2019, respectively, in its Plant Nutrition North America segment. Additionally, the Company has recorded goodwill of $218.8 million and $281.6 million as of December 31, 2020 and 2019, respectively, in its Plant Nutrition South America segment. The remaining amounts in both periods were immaterial and recorded in its corporate and other and Salt segment. The decrease in the balance of goodwill from December 31, 2019, was due to changes in foreign currency exchange rates.

8.    INCOME TAXES

The Company files tax returns in the U.S., Canada, Brazil and the U.K. at the federal and local taxing jurisdictional levels. The Company’s U.S. federal tax returns for tax years 2017 forward remain open and subject to examination. Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted the Act (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a quasi-territorial tax system with a one-time mandatory tax on previously deferred foreign earnings. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Act. In 2017, the Company recorded a reasonable estimated net charge of $46.8 million, consisting of $55.2 million related to the one-time mandatory tax on unremitted foreign earnings, offset by an $8.4 million benefit related to the remeasurement of the Company’s deferred tax liabilities at the new income tax rate. During 2018, the Company finalized the accounting for the enactment of the Act and recorded a tax benefit of $3.0 million, consisting of a $3.1 million tax benefit related to the one-time mandatory tax on unremitted foreign earnings offset by a $0.1 million charge related to the remeasurement of the Company’s deferred tax liabilities. The 2018 tax effects of the Act are included in income tax expense in the Company’s Consolidated Statements of Operations.
Although the unremitted foreign earnings subjected to the one-time mandatory tax on unremitted foreign earnings would not be subject to additional U.S. federal income tax, the Company must still account for the tax consequences of outside basis differences and other tax impacts of its investments in non-U.S. subsidiaries. As such, the Company revised its permanently reinvested assertion and now expects to repatriate approximately $150 million of unremitted foreign earnings on which $4.3 million of income tax expense has been recorded for foreign withholding tax and state income taxes, consisting of $0.9 million recorded in 2019 and $3.4 million recorded in 2018. All remaining unremitted earnings of non-U.S. subsidiaries and outside basis differences are considered permanently reinvested.

72	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes the Company’s income tax provision for the years ended December 31 (in millions):

	2020	2019	2018
Current:
Federal	$(22.3)	$5.3	$8.1
State	0.4	2.0	4.3
Foreign	28.2	26.6	13.1
Total current	6.3	33.9	25.5
Deferred:
Federal	1.2	(7.2)	(8.6)
State	(1.2)	(1.9)	(0.5)
Foreign	5.4	(2.7)	(7.6)
Total deferred	5.4	(11.8)	(16.7)
Total provision for income taxes	$11.7	$22.1	$8.8

The following table summarizes components of earnings before income taxes and shows the tax effects of significant adjustments from the expected income tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2020	2019	2018
U.S. (loss) income	$(4.1)	$31.7	$(80.6)
Foreign income	75.3	52.9	158.2
Earnings before income taxes	$71.2	$84.6	$77.6
Computed tax at the U.S. federal statutory rate of 21%	15.0	17.8	16.3
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	9.3	10.2	0.9
Percentage depletion in excess of basis	(4.4)	(5.8)	(4.7)
Other domestic tax reserves, net of reversals	(9.7)	0.2	1.5
State income taxes, net of federal income tax benefit	(0.9)	—	2.1
Change in valuation allowance on deferred tax asset	2.4	0.2	(5.7)
Interest expense recognition differences	(3.5)	(3.5)	(3.6)
GILTI	3.8	1.0	1.0
Tax Cuts and Jobs Act of 2017	—	1.6	(3.0)
Tax on repatriated amounts	—	0.9	3.4
Transfer pricing settlement with taxing authorities	—	—	2.2
Other, net	(0.3)	(0.5)	(1.6)
Provision for income taxes	$11.7	$22.1	$8.8
Effective tax rate	16%	26%	11%

73	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	2020	2019
Deferred tax assets:
Reluz Nordeste Indústria e Comércio Ltda net operating loss carryforwards	$0.4	$0.6
Compass Minerals South America net operating loss carryforwards	—	3.3
Excess interest expense	9.9	14.9
Foreign tax credit	39.4	38.1
Right of use lease liability	11.3	11.1
Stock-based compensation	2.0	2.3
Other, net	20.5	16.5
Total deferred tax assets before valuation allowance	83.5	86.8
Valuation allowance	(42.0)	(39.8)
Total deferred tax assets	41.5	47.0
Deferred tax liabilities to be netted with deferred tax assets:
Property, plant and equipment	17.2	21.2
Right of use lease asset	11.3	11.1
Other, net	1.4	1.0
Total deferred tax liabilities to be netted with deferred tax assets	29.9	33.3
Net noncurrent deferred tax assets	$11.6	$13.7

Deferred tax assets to be netted with deferred tax liabilities:
Net operating loss carryforwards	$1.7	$2.2
Right of use lease liability	1.9	0.9
Other, net	0.9	2.1
Total deferred tax assets before valuation allowance	4.5	5.2
Valuation allowance	(1.4)	(1.4)
Total deferred tax assets to be netted with deferred tax liabilities	3.1	3.8
Deferred tax liabilities:
Property, plant and equipment	66.5	63.7
Intangible asset	22.2	29.1
Right of use lease asset	1.9	0.9
Total deferred tax liabilities	90.6	93.7
Net deferred tax liabilities	$87.5	$89.9

At December 31, 2020 and 2019, the Company had $7.7 million and $18.8 million, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $0.1 million and $1.7 million, respectively, of gross foreign federal NOL carryforwards which expire in 2033 and $0.2 million and $0.3 million, respectively, of net operating tax-effected state NOL carryforwards which will expire beginning in 2027.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. During 2018, the Company determined it is more likely than not that all of its Brazilian deferred tax assets acquired in connection with the acquisition of Compass Minerals South America will be used to reduce taxable income. As a result, the Company released the remaining $7.2 million of valuation allowances during the year ending December 31, 2018. As of December 31, 2020 and 2019, the Company’s valuation allowance was $43.4 million and $41.2 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.

74	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S., Canadian and Brazilian operations. If favorably resolved, $28.8 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $1.1 million in the next twelve months largely as a result of tax returns being closed to future audits. In 2020, the Company’s income tax expense included a benefit of approximately $11.0 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2020	2019	2018
Unrecognized tax benefits:
Balance at January 1	$47.4	$50.9	$67.4
Additions resulting from current year tax positions	—	0.2	8.0
Additions relating to tax positions taken in prior years	1.4	4.5	2.6
Reductions due to settlements	—	—	(25.0)
Reductions due to cash payments	—	(7.5)	—
Reductions relating to tax positions taken in prior years	(0.1)	(0.4)	(0.3)
Reductions due to expiration of tax years	(10.4)	(0.3)	(1.8)
Balance at December 31	$38.3	$47.4	$50.9

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the years ended December 31, 2020, 2019 and 2018, the Company accrued interest and penalties, net of reversals, of $2.0 million, $4.6 million and $(2.1) million, respectively. As of December 31, 2020 and 2019, accrued interest and penalties included in the Consolidated Balance Sheets totaled $22.3 million and $20.3 million, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, in 2018, the Company revised its permanently reinvested assertion and now expects to repatriate approximately $150 million of unremitted foreign earnings on which $4.3 million of income tax expense has been recorded for foreign withholding tax and state income taxes, consisting of $0.9 million recorded in 2019 and $3.4 million recorded in 2018. The Company intends to continue its permanently reinvested assertion on the remaining undistributed earnings of its foreign subsidiaries indefinitely. As of December 31, 2020, the Company has approximately $213.6 million of outside basis differences on which no deferred taxes have been recorded as the determination of the unrecognized deferred taxes is not practicable.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2015. The reassessments are a result of ongoing audits and total approximately $153.4 million, including interest, through December 31, 2020. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $120.1 million performance bond and has paid $39.0 million (most of which is recorded in other assets in the Consolidated Balance Sheets at December 31, 2020), which is necessary to proceed with future appeals or litigation.
The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

75	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of December 31, 2020, the Company believes it has adequately reserved for these reassessments.
Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

Settlements
In 2017, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing for its 2007-2012 tax years. As a result of this settlement, the Company recognized $13.8 million of income tax expense in the Consolidated Statement of Operations related to the Company’s Canadian tax positions for the years 2007-2016. The recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $85.7 million and increased offsetting expenses for its U.S. subsidiary in 2017 causing a domestic loss and significant foreign income. During 2018, in accordance with the agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments were made to Canadian taxing authorities of $17.5 million. Additional tax payments of $5.3 million were made during 2019 with the remaining liability of $1.4 million expected to be paid in 2021. Corresponding tax refunds of $22.2 million have been received as of December 31, 2020, from U.S. taxing authorities with the remaining refund of approximately $0.9 million expected in 2021 (recorded in other current assets in the Consolidated Balance Sheets). Additionally, the reassessed Canadian tax, penalties and interest for the Company for years 2007 and 2008 of approximately $34.2 million are effectively resolved.
In 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. The income tax expense was previously recognized in 2017, however the recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $106.1 million and offsetting expenses for its U.S. subsidiary in 2018 causing a domestic loss and significant foreign income. During 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments were made to Canadian taxing authorities of $29.9 million, with the remaining $1.4 million balance paid during 2020. Corresponding tax refunds of $59.7 million have been received as of December 31, 2020, from U.S. taxing authorities, with the remaining $1.9 million expected in 2021 (recorded in other current assets in the Consolidated Balance Sheets).

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
The Company’s U.K. pension plan investment strategy is to maximize return on investments while minimizing risk. This is accomplished by investing in high-grade equity and debt securities. The Company’s portfolio guidelines recommend that equity securities comprise approximately 75% of the total portfolio and that approximately 25% be invested in debt securities. The Company’s portfolio has shifted to a smaller proportion of equity funds due to the increased volatility of these funds over the last several years, and it is researching strategies that will reduce volatility, while also maximizing returns. Investment strategies and portfolio allocations are based on the U.K. pension plan’s benefit obligations and its funded or underfunded status, expected returns, and the Company’s portfolio guidelines and are monitored on a regular basis. The weighted-average asset allocations by asset category are as follows:

	Plan Assets at December 31,
Asset Category	2020	2019
Cash and cash equivalents	2%	3%
Blended funds	48%	51%
Bond funds	50%	46%
Total	100%	100%

76	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The fair value of the Company’s U.K. pension plan assets at December 31, 2020 and 2019, by asset category (see Note 14 for a discussion regarding fair value measurements) are as follows (in millions):

	December 31, 2020	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.3	$1.3	$—	$—
Blended funds(b)	34.9	—	34.9	—
Bond funds(c):
Treasuries	35.9	—	35.9	—
Total Pension Assets	$72.1	$1.3	$70.8	$—

	December 31, 2019	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.9	$1.9	$—	$—
Blended funds(b)	33.6	—	33.6	—
Bond funds(c):
Treasuries	30.1	—	30.1	—
Total Pension Assets	$65.6	$1.9	$63.7	$—
(a)The fair value of cash and cash equivalents is its carrying value.
(b)The Company is invested in a diversified growth fund. The diversified growth fund is valued at the last traded or official close for the underlying equities and bid or mid for the underlying fixed income securities depending on the portfolio benchmark. Where representative prices are unavailable, underlying fixed income investments are valued based on other observable market-based inputs.
(c)This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of December 31, 2020 and 2019.

As of December 31, 2020 and 2019, amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $9.4 million (including $10.4 million of accumulated loss less prior service cost of $1.0 million) and $6.8 million (including $7.9 million of accumulated loss less prior service cost of $1.1 million), respectively. During 2020, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(2.9) million, amortization of loss of $0.8 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.3) million.
During 2019, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(2.4) million, amortization of loss of $0.4 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.3) million.
During 2018, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(1.2) million, amortization of loss of $0.3 million, amortization of prior service cost of $(0.1) million and foreign exchange of $0.4 million. The Company expects to recognize approximately $1.4 million ($1.5 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive loss as a component of net periodic pension cost in 2021. Total net periodic pension cost in 2021 is expected to be $0.1 million.
The assumptions used in determining pension information for the U.K. pension plan for the years ended December 31 were as follows:

	2020	2019	2018
Discount rate	1.20%	2.00%	2.90%
Expected return on plan assets	3.10%	3.10%	3.70%

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

77	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator. Management expects there will be no contributions during 2021. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
The U.K. pension plan includes a provision whereby supplemental benefits may be available to participants under certain circumstances after case review and approval by the plan trustees. Because instances of this type of benefit have historically been infrequent, the development of the projected benefit obligation and net periodic pension cost (benefit) has not provided for any future supplemental benefits. If additional benefits are approved by the trustees, it is likely that an additional contribution would be required and the amount of incremental benefits would be expensed by the Company.
The Company expects to pay the following benefit payments (in millions):

Calendar Year	Future Expected Benefit Payments
2021	$3.2
2022	3.2
2023	3.3
2024	3.4
2025	3.4
2026-2030	18.4

The following table sets forth pension obligations and plan assets for the Company’s U.K. pension plan, as of December 31 (in millions):

	2020	2019
Change in benefit obligation:
Benefit obligation as of January 1	$64.1	$58.6
Interest cost	1.2	1.7
Actuarial loss	8.3	4.8
Plan amendment	0.1	—
Benefits paid	(2.9)	(3.5)
Currency fluctuation adjustment	2.5	2.5
Benefit obligation as of December 31	73.3	64.1
Change in plan assets:
Fair value as of January 1	65.6	60.7
Actual return	6.7	4.2
Company contributions	0.4	1.7
Currency fluctuation adjustment	2.3	2.5
Benefits paid	(2.9)	(3.5)
Fair value of plan assets as of December 31	72.1	65.6
(Underfunded) Overfunded status of the plan	$(1.2)	$1.5

The Company’s U.K. pension plan was underfunded as of December 31, 2020, and overfunded as of December 31, 2019, and accordingly, $1.2 million and $1.5 million has been recorded as a noncurrent liability and a noncurrent asset, respectively, in the Company’s Consolidated Balance Sheets. The accumulated benefit obligation for the U.K. pension plan was $73.3 million and $64.1 million as of December 31, 2020 and 2019, respectively. The plan assets were less than the accumulated benefit obligation as of December 31, 2020, but were in excess of the accumulated benefit obligation as of December 31, 2019. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.

78	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net periodic pension cost (benefit) were as follows for the years ended December 31 (in millions):

	2020	2019	2018
Interest cost on projected benefit obligation	$1.2	$1.7	$1.6
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(1.9)	(2.2)	(2.5)
Plan amendment	0.1	—	—
Net amortization	1.0	0.5	0.3
Net periodic pension cost (benefit)	$0.3	$(0.1)	$(0.7)

The Company has defined contribution and pre-tax savings plans (the “Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company matching contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Savings Plans have a profit-sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is discretionary and based on the Company’s financial performance and other factors. Expense attributable to the Savings Plans was $12.5 million, $11.6 million and $12.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Savings Plans include a non-qualified plan for certain executive officers and other key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company contributions despite the limitations imposed by current U.S. regulations for qualified plans. The Company’s contributions to the Savings Plans include Company matching contributions based on a percentage of the employee’s deferred salary, discretionary profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company matching contribution and discretionary profit sharing amounts according to the employee-designated investment specifications. As of December 31, 2020 and 2019, investments in marketable securities totaling $1.9 million and $1.4 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets. Compensation expense recorded for the non-qualified plan was immaterial for each of the years ended December 31, 2020, 2019 and 2018, including amounts attributable to investment income, and was included in other, net in the Consolidated Statements of Operations.

79	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.    LONG TERM DEBT

Long-term debt consists of the following at December 31 (in millions):

	2020	2019
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	390.0	400.0
Revolving Credit Facility due January 2025	130.3	160.0
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2023	51.2	—
3.7% Banco Itaú loan due March 2020	—	15.4
Banco Santander loan due October 2020	—	16.2
Banco Itaú loan due February 2021	10.4	—
Banco Rabobank loan due July 2021	6.8	17.4
Banco BTG loan due July 2021	2.6	—
Banco Santander loan due September 2021	—	19.9
Banco do Brasil loan due September 2021	9.6	12.4
Banco Rabobank loan due September 2021	6.8	—
Banco BTG loan due October 2021	2.6	—
Banco Rabobank loan due November 2021	13.5	17.4
Banco Santander loan due December 2021	—	14.9
Banco BTG loan due January 2022	1.0	—
Banco Votorantim loan due February 2022	7.7	—
Banco Bradesco loan due February 2022	4.8	—
Banco Santander loan due March 2022	2.9	—
Banco BTG loan due April 2022	1.0	—
Banco BTG loan due July 2022	2.6	—
Banco Safra loan due October 2022	3.9	—
Banco Santander loan due October 2022	12.5	—
Financiadora de Estudos e Projetos loan due November 2023	4.1	7.2
	1,414.3	1,430.8
Less unamortized debt issuance costs	(12.9)	(14.8)
Total debt	1,401.4	1,416.0
Less current portion	(63.7)	(52.1)
Long-term debt	$1,337.7	$1,363.9

Credit Agreement
In November 2019, the Company entered into an agreement to amend and restate its credit agreement (the “2019 Credit Agreement”), which matures in January 2025. The 2019 Credit Agreement provides for senior secured financing consisting of a $400 million term loan facility and a $300 million revolving credit facility. The term loan is repayable in quarterly installments of interest and principal which began in March 2020 with principal payments equal to 2.5% per year during the first 2 years and 5% per year during the final 3 years. The Company may elect for the credit facility to bear interest at either an alternate base rate or an adjusted eurocurrency bank deposit rate plus, in each case, an interest rate margin, based upon a defined consolidated leverage ratio. The outstanding term loan can be prepaid at any time without penalty. Prior to the 2019 Credit Agreement, the Company’s credit agreement consisted of two senior secured term loans and a senior secured revolving credit facility which matured in July 2021. Interest on the Company’s borrowings under the previous outstanding credit agreement was variable based on either the LIBOR or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin which was dependent upon the Company’s leverage ratio and the type of term loan borrowing. As of December 31, 2020, the weighted average interest rate was 2.2% on all borrowings outstanding under the 2019 Credit Agreement. Both credit agreements require the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio.

80	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Under the current revolving credit facility, up to $40 million may be drawn in Canadian dollars and $10 million may be drawn in British pounds sterling. Additionally, the revolving credit facility includes a sub-limit for short-term letters of credit in an amount not to exceed $50 million. As of December 31, 2020, there was $130.3 million outstanding under the revolving credit facility, and, after deducting outstanding letters of credit totaling $12.5 million, the Company’s borrowing availability was $157.2 million. The Company incurs participation fees related to its outstanding letters of credit and commitment fees on its available borrowing capacity. The rates vary depending on the Company’s leverage ratio. Bank fees are not material.
In connection with the 2019 Credit Agreement, the Company paid $4.1 million of fees ($3.8 million was capitalized as deferred financing costs with $0.3 million recorded as an expense). The Company also wrote-off $0.3 million of previously capitalized deferred financing costs as part of this refinancing in 2019.
In December 2018, the Company entered into an amendment to its credit agreement, which eased restrictions in certain covenants contained in the agreement. In connection with this amendment, the Company paid fees totaling $1.4 million ($1.4 million was capitalized as deferred financing costs with less than $0.1 million recorded as an expense).
The Company’s 2019 Credit Agreement borrowings are secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries. As of December 31, 2020, the Company was in compliance with each of its covenants under the 2019 Credit Agreement.

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

Other Debt
As of December 31, 2020, the Company had $92.8 million of loans related to Compass Minerals South America, which have maturity dates ranging from February 2021 through November 2023 and bear interest at rates of either a percentage of CDI, an overnight inter-bank lending rate in Brazil, or LIBOR plus a margin. A portion of the loans are denominated in U.S. dollars and a portion of the loans are denominated in Brazilian real, Compass Minerals South America’s functional currency. The Company has entered into foreign currency swap agreements in relation to some of these loans whereby the Company agreed to swap interest and principal payments on loans denominated in U.S. dollars for principal and interest payments denominated in Brazilian real (see Note 11 for further discussion).
In the first quarter of 2020, the Company entered into three loans totaling $20.0 million which mature between February 2021 and March 2022, respectively. Two of the loans were denominated in Brazilian real and one loan was denominated in euros. In connection with the loan denominated in euros, the Company entered into a swap to exchange principal and interest payments denominated in euros to Brazilian real (see Note 11). These loans bear interest ranging from 143% - 150% of CDI.
During the third quarter of 2020, the Company entered into six new loans totaling $15.1 million which mature between July 2021 and July 2022. These loans are denominated in Brazilian real and bear interest rates ranging from 200% - 204% of CDI. The liquidity created from these loans allowed the Company to prepay $15.4 million worth of existing loans with maturity date of September 2021.
During the fourth quarter of 2020, the Company entered into three new loans totaling $21.2 million which mature between February 2022 and October 2022. These loans are denominated in Brazilian real and bear interest rates ranging from 171% - 186% of CDI. The proceeds of the new loans were used to pay a loan that matured in October 2020 and a loan scheduled to mature in December 2021.
In the first quarter of 2019, the Company entered into two Brazilian real-denominated loans totaling $18.0 million which matured in July and September of 2019, respectively. These loans bore interest at 123% and 128% of CDI, respectively. In the third quarter of 2019, the Company entered into Brazilian real-denominated loans totaling $36.0 million which mature in July and September of 2021. These loans bear interest at 120% and 141% of CDI, respectively. During the fourth quarter of 2019, the Company entered into two Brazilian real-denominated loans totaling $27.3 million which mature in September and December 2021. These loans bear interest at 126% and 129% of CDI, respectively. The Company also refinanced a loan with

81	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Rabobank that expired during the fourth quarter of 2019 in the amount of $17.4 million with a new loan with the same principal that bears interest at 122% of CDI and matures in November 2021.

Securitization
On June 30, 2020, certain of the Company’s U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility (the “AR Facility”) of up to $100.0 million with PNC Bank, National Association (“PNC”), as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent.
In connection with the AR Facility, two of the Company’s U.S. subsidiaries, from time to time, sell and contribute receivables and certain related assets to a special purposes entity and wholly-owned U.S. subsidiary of the Company (the “SPE”). The SPE finances its acquisition of the receivables by obtaining secured loans from PNC and the other lenders party to a receivables financing agreement. A U.S. subsidiary of the Company services the receivables on behalf of the SPE for a fee. In addition, the Company has agreed to guarantee the performance by its subsidiaries. The Company and its subsidiaries do not guarantee the loan principal or interest under the receivables financing agreement or the collectability of the receivables under the AR Facility. As of December 31, 2020, the Company received proceeds from the AR Facility in the amount of $51.2 million.
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

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt Maturity
2021	$63.7
2022	57.8
2023	72.5
2024	270.0
2025	450.3
Thereafter	500.0
Total	$1,414.3

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

82	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

related to these hedges was not material for any of the periods presented. For derivative instruments that have not been designated as hedges, the entire change in fair value is recorded through earnings in the period of change.

Natural Gas Derivative Instruments
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2020, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2022. As of December 31, 2020 and 2019, the Company had agreements in place to hedge forecasted natural gas purchases of 2.5 million and 2.8 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of December 31, 2020 and 2019, qualified and were designated as cash flow hedges. As of December 31, 2020, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $0.3 million of net gains on derivative instruments related to its natural gas hedges.

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
In February 2018, the Company entered into a forward instrument to swap currency denominated in Brazilian real to Canadian dollars for the amounts borrowed under an intercompany note. The instrument matured in November 2018 and was for a notional amount of approximately $19.9 million U.S. dollars. The objective of the instrument was to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than Compass Minerals South America’s functional currency. The instrument was not designated as a hedge. During 2018, the Company recognized a net gain of $1.5 million in other expense in its Consolidated Statements of Operations for this agreement.
In the latter half of 2018, the Company entered into non-deliverable forward contracts to fix $11.9 million of its net position in receivables and accounts payable in Brazil that were U.S. dollar denominated. The objective of these instruments was to mitigate the foreign currency fluctuation risk related to the Company’s receivables and accounts payable denominated in a currency other than Compass Minerals South America’s functional currency. These forward contracts were not designated as hedges and matured in December 2018. During 2018, the Company recognized a net loss of $1.0 million in other expense in its Consolidated Statements of Operations for these forward contracts.
From time to time, the Company’s Brazilian subsidiary may enter into forward instruments to swap currency for sales invoices that are denominated in Brazilian real. These instruments are not material to the Company’s consolidated financial statements.

Foreign Currency Swaps Designated as Hedges
The Company has entered into euro-denominated debt instruments to provide funds for its operations in Brazil (see Note 10 for more information). The Company may also concurrently enter into foreign currency agreements whereby the Company agrees to swap interest and principal payments on loans denominated in euros for principal and interest payments denominated in Brazilian real, its South American subsidiary’s functional currency. The objective of the swap agreements is to mitigate the foreign currency fluctuation risk related to holding debt denominated in a currency other than the Company’s South American subsidiary’s functional currency. As of both December 31, 2020 and 2019, the Company had one swap agreement in place to hedge $10.5 million and $15.7 million, respectively, of loans denominated in a currency other than its South American subsidiary’s functional currency. Payments on the December 31, 2020, loan are due on various dates extending through February 2021, while payments on the December 31, 2019, loan were due on various dates extending through March 2020. As of both December 31, 2020 and 2019, the foreign currency derivative instrument qualified and was designated as a cash flow hedge. As of December 31, 2020, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $2.6 million of net gains on derivative instruments related to this foreign currency swap agreement.

83	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following tables present the fair value of the Company’s derivatives as of December 31, 2020 and 2019 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	December 31, 2020	Consolidated Balance Sheet Location	December 31, 2020
Commodity contracts	Other current assets	$0.4	Accrued expenses and other current liabilities	$0.1
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Swap contracts	Other current assets	2.6	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$3.1		$0.3
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.3 million of its commodity contracts that are in payable positions against its contracts in receivable positions.
(b)The Company has commodity hedge agreements with two counterparties and a foreign currency swap agreement with one counterparty. Amounts recorded for the Company’s commodity contracts are receivable from both counterparties.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	December 31, 2019	Consolidated Balance Sheet Location	December 31, 2019
Commodity contracts	Other current assets	$0.3	Accrued expenses and other current liabilities	$0.8
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Swap contracts	Other current assets	2.8	Accrued expenses and other current liabilities	—
Total derivatives designated as hedging instruments(a)(b)		$3.2		$1.0
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

The following tables present activity related to other comprehensive (loss) income before taxes for the years ended December 31, 2020 and 2019 (in millions):

		Year Ended December 31, 2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(1.8)	$1.0
Swap contracts	Interest expense	(3.9)	3.6
Total		$(5.7)	$4.6

		Year Ended December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain Reclassified from Accumulated OCI Into Income Effective Portion)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(0.8)	$0.9
Swap contracts	Interest expense	(2.5)	2.2
Total		$(3.3)	$3.1

84	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

12.    COMMITMENTS AND CONTINGENCIES

Contingent Obligations:
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
The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 8, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $7.9 million and $15.8 million as of December 31, 2020 and 2019, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also has assumed liabilities for labor-related matters in connection with the acquisition of Compass Minerals South America, which are primarily related to compensation, labor benefits and consequential tax claims and totaled $3.5 million and $5.6 million as of December 31, 2020 and 2019, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $16 million and $25 million as of December 31, 2020 and 2019, respectively.
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
Approximately 50% of workforce in the U.S., Canada and the U.K. and approximately 30% of the Company’s global workforce is represented by collective bargaining agreements. Of the Company’s 12 collective bargaining agreements in effect on January 1, 2021, two will expire in 2021 (including one for the Goderich mine, which expires on March 31, 2021), five will expire in 2022, three will expire in 2023 and one will expire in 2027. In addition, trade union membership is mandatory in Brazil, where approximately 40% of the Company’s global workforce is located.

Commitments:
Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and specialty potash businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $18.3 million, $16.3 million and $14.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Performance Bonds: The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the three years ended December 31, 2020, the Company has had no material penalties related to these sales contracts. At December 31, 2020, the Company had $51.4 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments.

85	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $43.6 million for 2021, $13.3 million in 2022, $10.0 million in 2023, $7.8 million in 2024, $2.1 million in 2025 and $7.5 million thereafter.

13.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $2.88 per share in 2020 and currently intends to continue paying quarterly cash dividends. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, restrictions in its debt agreements (see Note 10) and other factors the Company’s Board of Directors deems relevant.

Non-Employee Director Compensation
Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. Beginning in May 2020, the annual fees related to the director’s equity compensation were granted in deferred stock units or restricted stock units and vest at the next annual meeting. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the director’s annual election. During the years ended December 31, 2020, 2019 and 2018, members of the Board of Directors were credited with 42,313, 33,883 and 26,291 deferred stock units, respectively. During the year ended December 31, 2020, the directors were granted 3,750 restricted stock units. During the years ended December 31, 2020, 2019 and 2018, 8,525, 9,041 and 6,728 shares of common stock, respectively, were issued from treasury shares for director compensation.

Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

Equity Compensation Awards
In 2005, the Company adopted the 2005 Incentive Award Plan (as amended, the “2005 Plan”), which authorized the issuance of 3,240,000 shares of Company common stock. In May 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (as amended, the “2015 Plan”), which authorizes the issuance of 3,000,000 shares of Company common stock. Upon the approval of the 2015 Plan , the Company ceased issuing equity awards under the 2005 Plan. In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the issuance of 2,977,933 shares of Company common stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Plan. The 2005 Plan, 2015 Plan and 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including shares of common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units.

Options
Substantially all of the stock options granted under each of the plans vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The exercise price of options is equal to the closing stock price on the day of grant.
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

86	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	2020	2019	2018
Fair value of options granted	$10.91	$9.15	$8.77
Expected term (years)	4.8	4.5	4.5
Expected volatility	29.3%	28.0%	22.9%
Dividend yield	3.5%	4.1%	3.6%
Risk-free interest rates	1.6%	2.3%	2.5%

RSUs
Most of the RSUs granted under the 2015 Plan and 2020 Plan vest after one to three years of service entitling the holders to one share of common stock for each vested RSU. The unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions that may be declared on the Company’s common stock equal to the per-share dividend declared. The closing stock price on the day of grant is used to determine the fair value of RSUs.

PSUs
Substantially all of the PSUs granted under the 2015 Plan and 2020 Plan are either total stockholder return PSUs (the “TSR PSUs”), return on invested capital PSUs (the “ROIC PSUs”) or earnings before interest, taxes, depreciation and amortization growth PSUs (“EBITDA PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total stockholder return to the total stockholder return for each company comprising the Company’s peer group over the three-year performance period and may range from 0% to 150% or 0% to 200% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to EBITDA PSUs is calculated based on the attainment of EBITDA growth during the performance period.
EBITDA PSUs granted in 2020 have a two-year performance period that begins in 2021 and ends in 2022. Generally, TSR PSUs granted in 2020 have a three-year performance period that begins in 2020 and ends in 2022. Both types of PSUs granted in 2020 vest in the first quarter of 2023. PSUs represent a target number of shares of Company common stock that may be earned before adjustment based upon the attainment of certain performance conditions. Holders of PSUs are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are issued.
To estimate the fair value of the TSR PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the companies peer group. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the peer group. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the ROIC PSUs and EBITDA PSUs. The Company will adjust the expense of the ROIC PSUs and EBITDA PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.

87	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2017	562,877	$75.89	70,856	$74.63	112,036	$79.48
Granted	250,514	59.61	42,013	60.28	67,235	64.30
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(16,905)	88.78	(2,753)	78.92
Cancelled/Expired	(104,645)	71.65	(12,656)	66.53	(49,880)	85.51
Outstanding at December 31, 2018	708,746	$70.76	83,308	$65.75	126,638	$69.06
Granted	369,716	54.15	218,071	49.73	123,003	56.88
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(32,630)	66.95	—	—
Cancelled/Expired	(190,595)	69.06	(51,336)	54.87	(70,244)	67.20
Outstanding at December 31, 2019	887,867	$64.21	217,413	$52.07	179,397	$61.43
Granted	94,945	58.91	95,276	58.24	107,072	74.73
Exercised(a)	(4,454)	57.02	—	—	—	—
Released from restriction(a)	—	—	(76,570)	50.03	(11,575)	78.87
Cancelled/Expired	(109,586)	69.00	(28,137)	51.85	(33,100)	68.18
Outstanding at December 31, 2020	868,772	$63.06	207,982	$55.68	241,794	$65.57
(a)Common stock issued for exercised options, vested RSUs and vested and earned PSUs were issued from treasury shares.

As of December 31, 2019, there were 887,867 options outstanding of which 416,860 were exercisable. The following table summarizes information about options outstanding and exercisable at December 31, 2020.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$53.75 - $54.38	252,245	5.3	$53.75	84,082	5.3	$53.75
$54.39 - $59.21	159,424	5.7	57.01	18,836	5.2	55.01
$59.22 - $63.75	159,445	4.3	59.50	110,700	4.3	59.50
$63.76 - $69.77	119,357	3.1	68.03	104,796	3.0	68.01
$69.78 - $91.75	178,301	1.3	81.51	178,301	1.3	81.51
Totals	868,772	4.1	$63.06	496,715	3.1	$68.05

During the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation expense of $9.9 million (includes $0.5 million paid in cash), $7.4 million (includes $1.1 million paid in cash) and $7.8 million, respectively, related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. The fair value of options vested was $1.4 million, $0.8 million and $2.7 million in 2020, 2019 and 2018, respectively.
As of December 31, 2020, unrecorded compensation cost related to non-vested awards of $14.7 million is expected to be recognized from 2021 through 2023, with a weighted average period of 1.8 years.

88	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 each totaled less than $0.1 million. As of December 31, 2020, the intrinsic value of options outstanding totaled $3.1 million, of which 496,715 options with an intrinsic value of $1.0 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of December 31, 2020.

Accumulated Other Comprehensive Loss
The Company’s comprehensive (loss) income is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges, and foreign currency translation adjustments. The components of and changes in accumulated other comprehensive loss (“AOCL”) for the years ended December 31, 2020 and 2019 are as follows (in millions):

Year Ended December 31, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.6)	$(6.9)	$(184.6)	$(192.1)
Other comprehensive income (loss) before reclassifications	3.9	(3.2)	(109.5)	(108.8)
Amounts reclassified from accumulated other comprehensive loss	(3.1)	0.7	—	(2.4)
Net current period other comprehensive income (loss)	0.8	(2.5)	(109.5)	(111.2)
Ending balance	$0.2	$(9.4)	$(294.1)	$(303.3)

Year Ended December 31, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.7)	$(4.5)	$(205.7)	$(210.9)
Other comprehensive income (loss) before reclassifications	2.2	(2.7)	21.1	20.6
Amounts reclassified from accumulated other comprehensive loss	(2.1)	0.3	—	(1.8)
Net current period other comprehensive income (loss)	0.1	(2.4)	21.1	18.8
Ending balance	$(0.6)	$(6.9)	$(184.6)	$(192.1)
(a)With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of AOCL presented in the table are reflected net of applicable income taxes.

Year Ended December 31, 2020	Amount Reclassified from AOCL	Line Item Impacted in the Consolidated Statement of Operations
Losses on cash flow hedges:
Natural gas instruments	$(1.0)	Product cost
Foreign currency contracts	(3.6)	Interest expense
Income tax expense	1.5
Reclassifications, net of income taxes	(3.1)
Amortization of defined benefit pension:
Amortization of loss	$0.9	Product cost
Income tax benefit	(0.2)
Reclassifications, net of income taxes	0.7
Total reclassifications, net of income taxes	$(2.4)

89	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Year Ended December 31, 2019	Amount Reclassified from AOCL	Line Item Impacted in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(0.9)	Product cost
Foreign currency contracts	(2.2)	Interest Expense
Income tax expense	1.0
Reclassifications, net of income taxes	(2.1)
Amortization of defined benefit pension:
Amortization of loss	$0.4	Product cost
Income tax benefit	(0.1)
Reclassifications, net of income taxes	0.3
Total reclassifications, net of income taxes	$(1.8)

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
The estimated fair values for each type of instrument are presented below (in millions).

	December 31, 2020	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$—	$—
Derivatives – natural gas instruments, net	0.2	—	0.2	—
Derivatives - foreign currency contracts, net	2.6	—	2.6	—
Total Assets	$4.7	$1.9	$2.8	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$—	$—
Total Liabilities	$(1.9)	$(1.9)	$—	$—

(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 15% in bond funds, 15% in short-term investments and 25% in blended funds.

90	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	December 31, 2019	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.4	$1.4	$—	$—
Derivatives - foreign currency contracts, net	2.8	—	2.8	—
Total Assets	$4.2	$1.4	$2.8	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.4)	$(1.4)	$—	$—
Derivatives - natural gas instruments, net	(0.6)	—	(0.6)	—
Total Liabilities	$(2.0)	$(1.4)	$(0.6)	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 20% in short-term investments and 20% in blended funds.

Cash and cash equivalents, receivables (net of reserve for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.9 million and $1.4 million as of December 31, 2020 and 2019, respectively, are stated at fair value based on quoted market prices. As of December 31, 2020 and 2019, the estimated fair value of the Company’s fixed-rate 4.875% Notes, based on available trading information (Level 2), totaled $260.3 million and $249.1 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of December 31, 2020 and 2019, the estimated fair value of the Company’s fixed-rate 6.75% Notes, based on available trading information (Level 2), totaled $543.1 million and $530.6 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at December 31, 2020 and 2019 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $513.8 million and $552.8 million, respectively, compared with the aggregate principal amount at maturity of $520.3 million and $560.0 million, respectively. The Brazilian loans have floating rates and their fair value approximates their carrying value (see Note 10).

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
Segment information as of and for the years ended December 31, is as follows (in millions):

2020	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$779.4	$239.6	$344.4	$10.1	$1,373.5
Intersegment sales	—	5.4	0.3	(5.7)	—
Shipping and handling cost	217.8	34.0	14.8	—	266.6
Operating earnings (loss)	161.8	12.1	40.3	(73.7)	140.5
Depreciation, depletion and amortization	66.6	40.4	17.4	13.5	137.9
Total assets	1,020.8	520.8	579.2	141.6	2,262.4
Capital expenditures	56.8	12.5	9.6	6.0	84.9

91	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$889.5	$206.2	$385.1	$9.7	$1,490.5
Intersegment sales	—	6.4	2.7	(9.1)	—
Shipping and handling cost	267.4	28.5	16.6	—	312.5
Operating earnings (loss)(b)	168.0	22.5	40.0	(66.9)	163.6
Depreciation, depletion and amortization	60.4	44.6	22.4	10.5	137.9
Total assets	1,056.3	575.5	715.3	96.1	2,443.2
Capital expenditures	65.9	15.2	10.5	6.5	98.1

2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate& Other(a)	Total
Sales to external customers	$858.1	$233.2	$391.8	$10.5	$1,493.6
Intersegment sales	—	5.6	3.4	(9.0)	—
Shipping and handling cost	272.4	29.0	18.6	—	320.0
Operating earnings (loss)(b)	115.7	25.3	48.7	(59.4)	130.3
Depreciation, depletion and amortization	56.2	48.6	22.2	9.9	136.9
Total assets	948.9	589.3	709.9	119.8	2,367.9
Capital expenditures	58.7	20.7	10.1	7.3	96.8

Disaggregated revenue by product type is as follows (in millions):

Year Ended December 31, 2020	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$473.8	$—	$—	$—	$473.8
Consumer & Industrial Salt	305.6	—	—	—	305.6
SOP and Specialty Plant Nutrients	—	245.0	272.8	—	517.8
Industrial Chemicals	—	—	71.9	—	71.9
Eliminations & Other	—	(5.4)	(0.3)	10.1	4.4
Sales to external customers	$779.4	$239.6	$344.4	$10.1	$1,373.5

Year Ended December 31, 2019	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$545.5	$—	$—	$—	$545.5
Consumer & Industrial Salt	344.0	—	—	—	344.0
SOP and Specialty Plant Nutrients	—	212.6	298.6	—	511.2
Industrial Chemicals	—	—	89.2	—	89.2
Eliminations & Other	—	(6.4)	(2.7)	9.7	0.6
Sales to external customers	$889.5	$206.2	$385.1	$9.7	$1,490.5

92	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Year Ended December 31, 2018	Salt	Plant Nutrition North America	Plant Nutrition South America	Corporate & Other(a)	Total
Highway Deicing Salt	$532.0	$—	$—	$—	$532.0
Consumer & Industrial Salt	326.1	—	—	—	326.1
SOP and Specialty Plant Nutrients	—	238.8	300.2	—	539.0
Industrial Chemicals	—	—	95.0	—	95.0
Eliminations & Other	—	(5.6)	(3.4)	10.5	1.5
Sales to external customers	$858.1	$233.2	$391.8	$10.5	$1,493.6
(a)Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.
(b)In 2019, operating results included $2.8 million of additional logistics costs related to Mississippi River flooding and $2.3 million of severance and other costs related to executive transition. In 2018, corporate and other operating results included $5.1 million for executive transition costs.

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2020	2019	2018
United States(a)	$766.6	$821.9	$769.9
Canada	207.6	228.8	238.6
Brazil	336.6	375.2	381.8
United Kingdom	41.6	45.2	83.1
Other	21.1	19.4	20.2
Total sales	$1,373.5	$1,490.5	$1,493.6

(a)United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2020	2019	2018
United States	$532.9	$561.5	$551.6
Canada	514.0	522.8	497.4
United Kingdom	73.9	71.4	62.5
Brazil	376.0	493.1	524.8
Other	6.5	6.5	6.5
Total long-lived assets	$1,503.3	$1,655.3	$1,642.8

93	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

16.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2020	2019	2018
Numerator:
Net earnings	$59.5	$62.5	$68.8
Less: Net earnings allocated to participating securities(a)	(1.3)	(1.1)	(0.5)
Net earnings available to common stockholders	$58.2	$61.4	$68.3
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	33,928	33,882	33,848
Weighted average equity awards outstanding	—	—	—
Shares for diluted earnings per share	33,928	33,882	33,848
Net earnings per common share, basic	$1.72	$1.82	$2.02
Net earnings per common share, diluted	$1.72	$1.81	$2.02
(a)Participating securities include PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 397,000, 307,000 and 186,000 for 2020, 2019 and 2018, respectively.
(b)For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares. In addition, the Company had 1,188,000, 1,067,000 and 788,000 weighted options outstanding for 2020, 2019 and 2018, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

17.    QUARTERLY RESULTS (Unaudited) (in millions, except share and per share data)

Quarter	First	Second	Third	Fourth
2020
Sales	$413.9	$256.1	$282.4	$421.1
Gross profit	87.3	66.3	58.7	100.0
Net earnings (loss)(a)	27.6	1.7	(2.1)	32.3
Net earnings (loss) per share, basic(a)	0.80	0.04	(0.07)	0.94
Net earnings (loss) per share, diluted(a)	0.80	0.04	(0.07)	0.94
Basic weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,958
Diluted weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,977
2019
Sales	$403.7	$245.2	$341.3	$500.3
Gross profit	72.6	45.8	76.4	142.0
Net earnings (loss)(a)	7.6	(11.8)	10.6	56.1
Net earnings (loss) per share, basic(a)	0.22	(0.36)	0.31	1.64
Net earnings (loss) per share, diluted (a)	0.22	(0.36)	0.31	1.63
Basic weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886
Diluted weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886
(a)In the fourth quarter of 2020, the Company released a domestic tax reserve of $11.0 million. In the second quarter of 2019, the Company incurred $2.8 million ($2.1 million, net of tax) of additional logistics costs related to Mississippi River flooding. In the third quarter of 2019, the Company incurred $2.3 million ($1.7 million, net of tax) of severance and other costs related to executive transition.

94	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

18.    SUBSEQUENT EVENT

Dividend Declared:
On February 25, 2021, the Board of Directors declared a quarterly cash dividend of $0.72 per share on the Company’s outstanding common stock, unchanged from the quarterly cash dividends paid in 2020. The dividend will be paid on March 19, 2021, to stockholders of record as of the close of business on March 10, 2021.

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
In connection with the preparation of this Annual Report on Form 10-K, an evaluation is performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on that evaluation, the CEO and CFO conclude whether the Company’s disclosure controls and procedures are effective as of December 31, 2020, at the reasonable assurance level.
In connection with this Annual Report on Form 10-K for the year ended December 31, 2020, an evaluation was performed of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of December 31, 2020, at the reasonable assurance level.

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
A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2020, management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s consolidated financial statements for the year ended December 31, 2020, and has also issued an audit report dated February 26, 2021, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, which is included in this Annual Report on Form 10-K.

95	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The information required by this item will be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” and “Board of Directors and Board Committees” in the Company’s proxy statement for its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “2020 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans is included in this report under the caption “Equity Compensation Tables” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Proposal 3—Ratification of Appointment of Independent Auditors” in the 2021 Proxy Statement and is incorporated herein by reference.

96	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2020, 2019 and 2018

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions(1)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2020	$10.7	$9.3	$(8.9)	$11.1
2019	9.9	4.7	(3.9)	10.7
2018	10.9	1.0	(2.0)	9.9
Deducted from Deferred Income Taxes — Valuation Allowance
2020	$41.2	$2.5	$(0.3)	$43.4
2019	40.9	0.3	—	41.2
2018(2)	10.2	39.2	(8.5)	40.9
(1)Deduction for purposes for which reserve was created.
(2)The 2018 additions primarily relate to foreign tax credits which offset a deferred tax asset. This amount was not charged to expense.

97	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

3.2
By-laws of Compass Minerals International, Inc., amended and restated as of December 26, 2020 (incorporated herein by reference to Exhibit 3.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on December 30, 2020).

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

4.4	Form of 6.750% Senior Note due 2027 (included in Exhibit 1 to Exhibit 4.3).
4.5*	Description of Securities.
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

98	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.6
Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.7
Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc. (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.8
Performance Guaranty, dated June 30, 2020, made by Compass Minerals International, Inc. in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

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

10.18+
2020 Form of Non-Employee Director Award Grant Notice (DSUs) (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.19+
2020 Form of Non-Employee Director Award Grant Notice (RSUs) (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.20+
Non-Employee Director Compensation Policy, effective January 1, 2017 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on February 2, 2017).

10.21+
Non-Employee Director Compensation Policy, effective Mary 14, 2020 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.22+
Summary of Non-Employee Director Compensation, as of January 1, 2019 (incorporated by reference to Exhibit 10.21 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.23+*	Summary of Non-Employee Director Compensation, as of January 1, 2021.
10.24+
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 26, 2009).

10.25+
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.26+
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.27+
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

99	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.28+
Third Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.22 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.29+
Fourth Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.30+
Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-203922).

10.31+
Amendment No. 1 to the Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated herein by reference to Exhibit 10.3 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.32+
Compass Minerals International, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-23852, filed on May 14, 2020).

10.33+
2013 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.34+
2014 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.35+
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

10.37+	2017 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.38+	2020 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.39+
2017 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.40+	2020 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.41+	2021 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 5, 2021).
10.42+
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

10.44+
2018 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.45+
2020 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.7 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2020).

10.46+
2021 Form of Performance Stock Unit Grant Notice (EBITDA Growth) (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 5, 2021).

10.47+
2016 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.48+
2017 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.49+
2019 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.45 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.50+
2020 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).

10.51+
Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.46 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017).

100	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.52+
Addendum to Claims Procedure, effective April 1, 2018, to Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.53+	2020 Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.54+	2020 Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.55+
Restricted Covenant Agreement, dated August 3, 2017, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 4, 2017).

10.56+
Separation Letter Agreement, dated November 19, 2018, between Compass Minerals International, Inc. and Francis J. Malecha (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.57+
Compass Minerals International, Inc. Executive Severance Plan, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on December 19, 2018).

10.58+
Amended and Restated Compass Minerals International, Inc. Executive Severance Plan, effective May 15, 2020 (incorporated herein by reference to Exhibit 10.3 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).

10.59+
Employment Agreement, dated April 19, 2019, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on April 23, 2019).

10.60+
Letter Agreement, effective July 15, 2019, between Compass Minerals International, Inc. and George J. Schuller, Jr. (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.61+
Form of Release between Compass Minerals International, Inc. and Anthony J. Sepich (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.62+
Form of Release between Compass Minerals International, Inc. and Diana C. Toman (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.63+
Consulting Agreement, dated September 30, 2019, between Compass Minerals International, Inc. and Diana C. Toman (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K/A filed on October 3, 2019).

10.64+
Final Release and Waiver of Claims, dated February 24, 2020, between Compass Minerals International, Inc. and Angela Y. Jones (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.65+
Consulting Agreement, dated February 21, 2020, between Compass Minerals International, Inc. and Angela Y. Jones (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

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
101**
The following financial statements from the Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
+    Management contracts and compensatory plans or arrangements.

101	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 16.    FORM 10-K SUMMARY

None.

102	2020 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

February 26, 2021	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

	Signature	Capacity

	/s/ Kevin S. Crutchfield	President and CEO and Director
	Kevin S. Crutchfield	(Principal Executive Officer)

	/s/ James D. Standen	Chief Financial Officer
	James D. Standen	(Principal Financial and Accounting Officer)

	*	Director
Valdemar L. Fischer

	*	Director
Eric Ford

	*	Director
Richard S. Grant

	*	Director
Joseph E. Reece

	*	Director
Allan R. Rothwell

	*	Director
Lori A. Walker

	*	Director
Paul S. Williams

	*	Director
Amy J. Yoder

* By:	/s/ Mary L. Frontczak
Mary L. Frontczak
Attorney-in Fact

103	2020 FORM 10-K