Form 10-Q
period 2021-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2021-05-07
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
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

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☑
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 3, 2021, was 34,001,181 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$42.8	$10.6
Receivables, less allowance for doubtful accounts of $4.3 in 2021 and $3.9 in 2020	158.6	185.1
Inventories	219.9	299.9
Current assets held for sale	338.8	206.5
Other	49.0	55.1
Total current assets	809.1	757.2
Property, plant and equipment, net	845.0	851.7
Intangible assets, net	49.9	49.9
Goodwill	56.4	55.7
Noncurrent assets held for sale	—	404.1
Other	144.6	143.8
Total assets	$1,905.0	$2,262.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10.0
Accounts payable	104.6	82.6
Accrued salaries and wages	16.0	21.7
Income taxes payable	0.6	5.1
Accrued interest	14.1	9.0
Current liabilities held for sale	199.3	111.5
Accrued expenses and other current liabilities	58.8	56.4
Total current liabilities	393.4	296.3
Long-term debt, net of current portion	1,184.0	1,299.1
Deferred income taxes, net	60.8	60.0
Noncurrent liabilities held for sale	—	76.1
Other noncurrent liabilities	143.5	143.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	131.3	127.0
Treasury stock, at cost — 1,390,182 shares at March 31, 2021 and 1,407,926 shares at December 31, 2020	(4.4)	(4.4)
Retained earnings	319.5	567.3
Accumulated other comprehensive loss	(323.5)	(303.3)
Total stockholders’ equity	123.3	387.0
Total liabilities and stockholders’ equity	$1,905.0	$2,262.4
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Sales	$426.0	$346.9
Shipping and handling cost	123.2	98.5
Product cost	206.8	173.2
Gross profit	96.0	75.2
Selling, general and administrative expenses	32.4	29.8
Operating earnings	63.6	45.4

Other expense (income):
Interest expense	15.7	16.6
Loss (gain) on foreign exchange	2.1	(18.0)
Other expense, net	0.3	0.3
Earnings from continuing operations before income taxes	45.5	46.5
Income tax expense for continuing operations	12.6	12.6
Net earnings from continuing operations	32.9	33.9
Net loss from discontinued operations	(256.5)	(6.3)
Net (loss) earnings	$(223.6)	$27.6

Basic net earnings from continuing operations per common share	$0.96	$0.99
Basic net loss from discontinued operations per common share	(7.55)	(0.19)
Basic net (loss) earnings per common share	$(6.59)	$0.80

Diluted net earnings from continuing operations per common share	$0.95	$0.99
Diluted net loss from discontinued operations per common share	(7.55)	(0.19)
Diluted net (loss) earnings per common share	$(6.60)	$0.80

Weighted-average common shares outstanding (in thousands):
Basic	33,974	33,892
Diluted	34,012	33,892
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Net (loss) earnings	$(223.6)	$27.6
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) in 2021 and $0.0 in 2020	0.2	0.2
Unrealized gain on cash flow hedges, net of tax of $0.0 in both 2021 and 2020	0.1	0.1
Cumulative translation adjustment	(20.5)	(173.5)
Comprehensive loss	$(243.8)	$(145.6)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2021 and 2020
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$0.4	$127.0	$(4.4)	$567.3	$(303.3)	$387.0
Comprehensive loss	—	—	—	(223.6)	(20.2)	(243.8)
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.2)	—	(24.1)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	4.0	—	—	—	4.0
Balance, March 31, 2021	$0.4	$131.3	$(4.4)	$319.5	$(323.5)	$123.3

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$0.4	$117.1	$(3.2)	$607.4	$(192.1)	$529.6
Comprehensive income (loss)	—	—	—	27.6	(173.2)	(145.6)
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.9)	—	(24.8)
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	2.4	—	—	—	2.4
Balance, March 31, 2020	$0.4	$119.6	$(3.3)	$610.1	$(365.3)	$361.5
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) earnings	$(223.6)	$27.6
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	34.6	33.1
Finance fee amortization	0.8	0.8
Stock-based compensation	4.0	2.4
Deferred income taxes	(1.0)	7.5
Unrealized foreign exchange loss (gain)	5.6	(18.0)
Loss on impairment of long-lived assets	253.1	—
Other, net	0.4	3.5
Changes in operating assets and liabilities:
Receivables	17.8	87.1
Inventories	73.6	36.6
Other assets	(1.9)	54.5
Accounts payable and accrued expenses and other current liabilities	37.2	(4.9)
Other liabilities	(0.4)	(1.6)
Net cash provided by operating activities	200.2	228.6
Cash flows from investing activities:
Capital expenditures	(18.2)	(25.3)
Other, net	2.0	(0.6)
Net cash used in investing activities	(16.2)	(25.9)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	6.3	46.2
Principal payments on revolving credit facility borrowings	(136.6)	(147.2)
Proceeds from issuance of long-term debt	69.8	22.0
Principal payments on long-term debt	(55.1)	(18.7)
Dividends paid	(24.1)	(24.8)
Deferred financing costs	(0.1)	(0.1)
Other, net	(0.5)	(0.2)
Net cash used in financing activities	(140.3)	(122.8)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(4.8)
Net change in cash and cash equivalents	42.6	75.1
Cash and cash equivalents, beginning of the year	21.0	34.7
Cash and cash equivalents, end of period	63.6	109.8
Less: cash and cash equivalents included in current assets held for sale	(20.8)	(15.8)
Cash and cash equivalents of continuing operations, end of period	$42.8	$94.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.5	$11.3
Income taxes paid, net of refunds	$14.7	$(37.7)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading producer of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Its plant nutrition products improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride and plant nutrients, consisting of sulfate of potash (“SOP”). The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services to businesses located in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) in its Annual Report on Form 10-K on February 26, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in its sales, including its deicing salt product sales. As a result, Salt segment sales and operating earnings are generally higher in the first and fourth quarters and lower during the second and third quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the products are used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters to meet the estimated requirements for the winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2020. The Company reports its financial results from discontinued operations and continuing operations separately to recognize the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs when a component or a group of components of an entity has been disposed of or classified as held for sale and represents a strategic shift that has a major effect on the entity’s operations and financial results. In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. The Company has reclassified certain prior year amounts, including the results of discontinued operations, assets and liabilities held for sale and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 for information on discontinued operations and Note 10 for information on the Company’s reportable segments.

Recent Accounting Pronouncements

The Company has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these unaudited consolidated financial statements and does not believe the future adoption of any such pronouncements will have a material impact on its consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Strategic Evaluation and Plan to Sell Businesses
During 2020, the Company initiated an evaluation of the strategic fit of certain of the Company’s businesses. On February 16, 2021, the Company announced its plan to restructure its former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including its chemicals and specialty plant nutrition businesses along with the Company’s equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize its asset base in North America, the Company evaluated the strategic fit of its North America micronutrient product business. On March 16, 2021, the Board of the Directors of the Company approved a plan to sell the Company’s South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses. The South America chemicals and specialty plant nutrition businesses and investment in Fermavi were previously reported as the Company’s Plant Nutrition South America segment. The North America micronutrient product business was previously included as part of the Company’s Plant Nutrition North America segment, which has been renamed as the Plant Nutrition segment. The Company now has two reportable segments, Salt and Plant Nutrition, as discussed further in Note 10.

The Company concluded that the Specialty Businesses met the criteria for classification as held for sale upon receiving approval from its Board of Directors to sell the Specialty Businesses in the first quarter of 2021. In addition, the Company believes there is a single disposal plan representing a strategic shift that will have a material effect on its operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. GAAP. Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented. Interest expense attributed to discontinued operations represents interest expense for loans in Brazil by the Company’s South America chemicals and specialty plant nutrition businesses, which are expected to be fully repaid from proceeds received from the Company’s sale of its South America specialty plant nutrition business.

As described further in Note 2, on March 23, 2021, and April 7, 2021, the Company entered into definitive agreements to sell its South America specialty plant nutrition business and a component of its North America micronutrient business, respectively. The Company continues to actively pursue the sales of the remaining South America chemicals business and its investment in Fermavi, and the Company believes these sales are probable to occur within the next twelve months.

2.    Discontinued Operations:

On March 23, 2021, the Company entered into a definitive agreement to sell its South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd., for R$1.11 billion Brazilian reais plus an amount that will be set at closing to equal $198.3 million U.S. dollars, subject to certain adjustments for net debt and working capital. The terms of the agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in 2022 and which will be calculated on a sliding scale if the South America specialty plant nutrition business achieves certain full-year 2021 earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets. The transaction is expected to close in the third quarter of 2021, subject to customary closing conditions and required antitrust approval in Brazil. The Company and ICL Brasil Ltda. have also agreed to enter into a Reverse Transition Services Agreement, which will govern the parties respective rights and obligations with respect to the provision of certain transition services to the Company’s Brazil subsidiaries after closing. The Reverse Transition Services Agreement has a term of 18 months and allows the Company’s remaining Brazil subsidiaries to assign their rights and obligations with respect to the transition services to any buyer of a sufficient portion of their assets.

On April 7, 2021, the Company entered into a definitive agreement to sell a component of its North America micronutrient business to Koch Agronomic Services, LLC, a subsidiary of Koch Industries, for approximately $60.25 million, subject to a closing working capital adjustment. The transaction closed on May 4, 2021.

In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an impairment analysis when its Board of Directors committed to a plan to sell the Specialty Businesses. Management evaluated indicators of fair value of each of the Specialty Businesses, including the net proceeds expected to be realized at closing of the transactions described above to sell its South America specialty plant nutrition business and a component of its North America micronutrient business, in addition to indications of fair value received from third parties in connection with the marketing of the remaining South America chemicals business and the investment in Fermavi. A significant portion of the Company’s foreign currency translation adjustment (“CTA”) balance as of March 31, 2021, is related to the foreign exchange translation of the Specialty Businesses’ balance sheet. The CTA loss balance of the Specialty Businesses was considered in the Company’s

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
determination of the impairment loss. The Company recognized a total impairment loss of $255.2 million included in its loss from discontinued operations in its Consolidated Statement of Operations for the three months ended March 31, 2021. The impairment is due primarily to the translation of the net assets of the Company’s Brazil subsidiaries from Brazilian reais to U.S. dollars, which has been reported in CTA. The impairment loss for its South America chemicals and specialty plant nutrition businesses was $92.7 million and $154.5 million, respectively, inclusive of CTA. The amount recorded in CTA will not be eliminated until there is a substantial liquidation of the applicable foreign entity. The Company also recognized an impairment loss of $8.0 million on its investment in Fermavi. There was no impairment for its North America micronutrient product business.

As described above, the Company has entered into definitive agreements to sell its South America specialty plant nutrition business and a component of its North America micronutrient business on March 23, 2021, and April 7, 2021, respectively. The Company’s determination of the net proceeds to be realized at closing of each transaction involves certain estimates and judgments based on, among other items: (i) management’s interpretation and application of key terms of each definitive agreement, (ii) certain balance sheet amounts of the business or asset group as of March 31, 2021, and (iii) certain projections of costs to be incurred through an estimated future closing date. The balances of net working capital, cash and debt, and deductions, are subject to future change based on the operations of the business from March 31, 2021, through the closing date, and estimated costs to sell the business could differ from actual results. As such, a change in the impairment loss associated with the Specialty Businesses could occur in a future period, including upon closing of the transactions described above or thereafter.

In addition to calculating an estimate of net proceeds expected to be realized at closing, as described above, certain additional judgments, estimates and other reporting matters related to discontinued operations include matters discussed in the following paragraphs.

As discussed in Note 1, the North America micronutrient product business was previously reported in the Company’s Plant Nutrition North America segment (which is now known as the Plant Nutrition segment), which aligns with the Plant Nutrition North America reporting unit for purposes of evaluating goodwill. Based on the Company’s assessment of the estimated relative fair values of the North America micronutrient product business and the remaining business from the former Plant Nutrition North America reporting unit, the Company performed an allocation of goodwill between the North America micronutrient product business classified as held for sale and the business being retained, which resulted in $6.9 million and $6.8 million of goodwill allocated to the North America micronutrient product business as of March 31, 2021, and December 31, 2020, respectively. See Note 6 for additional details. An allocation of goodwill related to the former Plant Nutrition South America segment was not required as of March 31, 2021, as the entire segment and related goodwill is classified as held for sale at March 31, 2021, and December 31, 2020.

The information below sets forth selected financial information related to operating results of the Specialty Businesses classified as discontinued operations. While the reclassification of revenue and expenses related to discontinued operations from prior periods have no impact upon previously reported results, the Consolidated Balance Sheets present the assets and liabilities that were reclassified from the specified line items to assets and liabilities held for sale and the Consolidated Statements of Operations present the revenue and expenses that were reclassified from the specified line items to discontinued operations.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$20.8	$10.5
Receivables, less allowance for doubtful accounts of $6.7 in 2021 and $7.1 in 2020	111.4	111.5
Inventories	72.5	70.7
Property, plant and equipment, net	103.3	—
Goodwill	207.6	—
Loss recognized on held for sale classification	(255.2)	—
Other	78.4	13.8
Current assets held for sale	$338.8	$206.5

Property, plant and equipment, net	$—	$113.2
Goodwill	—	225.5
Other	—	65.4
Noncurrent assets held for sale	$—	$404.1

Current portion of long-term debt	$94.3	$53.7
Accounts payable	48.9	34.3
Accrued expenses and other current liabilities	56.1	23.5
Current liabilities held for sale	$199.3	$111.5

Long-term debt, net of current portion	$—	$38.6
Other noncurrent liabilities	—	37.5
Noncurrent liabilities held for sale	$—	$76.1

The following table represents summarized statements of operations information of discontinued operations (in millions):

	Three Months Ended March 31,
	2021	2020
Sales	$85.4	$67.0
Shipping and handling cost	3.8	3.3
Product cost	62.8	51.6
Gross profit	18.8	12.1
Selling, general and administrative expenses	13.5	13.3
Operating earnings (loss)	5.3	(1.2)
Interest expense	1.7	2.4
Loss on foreign exchange	4.3	3.7
Loss on impairment	255.2	—
Other income, net	(0.4)	(0.1)
Loss from discontinued operations before income taxes	(255.5)	(7.2)
Income tax expense (benefit)	1.0	(0.9)
Net loss from discontinued operations	$(256.5)	$(6.3)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Depreciation, depletion and amortization	$4.7	$5.7
Loss on impairment of long-lived assets	253.1	—
Capital expenditures	1.6	1.4
Proceeds from issuance of long-term debt	21.0	22.0
Principal payments on long-term debt	(10.9)	(16.2)

3.    Revenues:

Nature of Products and Services

The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, and agricultural and industrial applications and the Company’s Plant Nutrition segment products include various grades of SOP. In the U.K., the Company operates a records management business utilizing excavated areas of the Winsford salt mine with one other location in London, England.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

See Note 10 for disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	March 31, 2021	December 31, 2020
Finished goods	$168.8	$252.1
Raw materials and supplies	51.1	47.8
Total inventories	$219.9	$299.9

5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2021	December 31, 2020
Land, buildings and structures, and leasehold improvements	$547.8	$544.5
Machinery and equipment	1,041.7	1,035.4
Office furniture and equipment	54.2	50.7
Mineral interests	168.9	172.4
Construction in progress	59.7	43.7
	1,872.3	1,846.7
Less: accumulated depreciation and depletion	(1,027.3)	(995.0)
Property, plant and equipment, net	$845.0	$851.7

6.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Aggregate amortization expense	$0.4	$0.4
Amounts related to the Company’s goodwill are as follows (in millions):

	March 31, 2021	December 31, 2020
Plant Nutrition Segment	$50.3	$49.6
Other	6.1	6.1
Total	$56.4	$55.7

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The change in goodwill between December 31, 2020, and March 31, 2021 was due to the impact from translating foreign-denominated amounts to U.S. dollars. As of March 31, 2021, there were no indicators necessitating an interim impairment test of the Company’s operating segments based on the Company’s review of operating performance. See Note 2 for a discussion of the Company’s evaluation of interim impairment indicators related to discontinued operations.

7.    Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income, mining and withholding taxes, global intangible low-taxed income and interest expense recognition differences for book and tax purposes.

As of March 31, 2021, and December 31, 2020, the Company had $3.4 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $0 and $0.1 million, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033, and $0.2 million of net operating tax-effected state NOL carryforwards which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2015. The reassessments are a result of ongoing audits and total $157.0 million, including interest, through March 31, 2021. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $121.7 million performance bond and has paid $39.5 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at March 31, 2021, and December 31, 2020), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2021, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Settlements

In 2017, the Company, the Canadian Revenue Authority (“CRA”) and the U.S. Internal Revenue Service (“IRS”) reached a settlement agreement on transfer pricing issues for the Company’s 2007-2012 tax years. During 2018, in accordance with the agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments were made to Canadian taxing authorities of $17.5 million. Additional tax payments of $5.3 million were made during 2019 with the remaining liability of $1.4 million expected to be paid in 2021. Corresponding tax refunds of $22.3 million have been received through March 31, 2021, from U.S. taxing authorities, with the remaining refund of approximately $0.7 million expected in 2021 (recorded in other current assets in the Consolidated Balance Sheets).

In 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. During 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million, with the remaining $1.4 million balance paid during 2020. Corresponding tax refunds of $60.0 million have been received through March 31, 2021, from U.S. taxing authorities, with the remaining $1.7 million expected in 2021 (recorded in other current assets in the Consolidated Balance Sheets).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
8.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2021	December 31, 2020
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	345.8	390.0
Revolving Credit Facility due January 2025	—	130.3
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2023	100.0	51.2
	1,195.8	1,321.5
Less unamortized debt issuance costs	(11.8)	(12.4)
Total debt	1,184.0	1,309.1
Less: current portion	—	(10.0)
Long-term debt	$1,184.0	$1,299.1

In the first quarter of 2021, the Company made a $41.7 million required prepayment of its term loan for 2020 Excess Cash Flow (as such term is defined in the credit agreement). This prepayment will reduce the future required term loan payments. As such, the Company will not have a scheduled term loan payment until June 2023.

As of March 31, 2021, the term loan and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of March 31, 2021, the weighted average interest rate on all borrowings outstanding under the term loan and revolving credit facility under the Company’s credit agreement was approximately 2.1%.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $7.5 million and $7.9 million as of March 31, 2021 and December 31, 2020, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the acquisition of Compass Minerals América do Sul Indústria e Comércio Ltda., which are primarily related to compensation, labor benefits and consequential tax claims that totaled $2.8 million and $3.5 million as of March 31, 2021 and December 31, 2020, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $13 million and $16 million as of March 31, 2021 and December 31, 2020, respectively. Amounts recorded are included in liabilities held for sale on the Consolidated Balance Sheets.

The Division of Enforcement of the SEC is investigating the Company’s disclosures primarily concerning the operation of the Goderich mine. The Company has cooperated with this investigation and will continue to do so. While it is not possible to predict the timing or the outcome of the SEC inquiry, the Company believes that this matter will not have a material impact on its results of operation, cash flows or financial position.

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

10.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. In connection with the planned disposals discussed in Note 1, the Company has identified two reportable segments. The Specialty Businesses that comprised the Company’s former Plant Nutrition South America reportable segment and the North America micronutrient product business previously reported within the former Plant Nutrition North America reportable segment were classified as discontinued operations for all periods presented. As part of the Company’s strategic shift, the Company has renamed the former Plant Nutrition North America segment as the Plant Nutrition segment.

For the three months ended March 31, 2021 and 2020, the Company has presented two reportable segments: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets plant nutrients, including various grades of SOP.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Segment information is as follows (in millions):

Three Months Ended March 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$369.0	$54.2	$2.8	$426.0
Intersegment sales	—	0.5	(0.5)	—
Shipping and handling cost	115.5	7.7	—	123.2
Operating earnings (loss)	80.1	4.4	(20.9)	63.6
Depreciation, depletion and amortization	18.0	8.8	3.1	29.9
Total assets (as of end of period)	892.9	481.9	191.4	1,566.2

Three Months Ended March 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$287.8	$56.4	$2.7	$346.9
Intersegment sales	—	0.3	(0.3)	—
Shipping and handling cost	89.9	8.6	—	98.5
Operating earnings (loss)	56.9	6.6	(18.1)	45.4
Depreciation, depletion and amortization	14.6	9.8	3.0	27.4
Total assets (as of end of period)	956.5	528.4	32.2	1,517.1

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$291.3	$—	$—	$291.3
Consumer & Industrial Salt	77.7	—	—	77.7
SOP	—	54.7	—	54.7
Eliminations & Other	—	(0.5)	2.8	2.3
Sales to external customers	$369.0	$54.2	$2.8	$426.0

Three Months Ended March 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$215.1	$—	$—	$215.1
Consumer & Industrial Salt	72.7	—	—	72.7
SOP	—	56.7	—	56.7
Eliminations & Other	—	(0.3)	2.7	2.4
Sales to external customers	$287.8	$56.4	$2.7	$346.9
(a)Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions. Corporate assets in 2021 include assets under the Company’s A/R Facility.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended March 31,
Revenue	2021	2020
United States(a)	$316.0	$257.7
Canada	70.8	77.4
United Kingdom	34.9	11.8
Other	4.3	—
Total revenue	$426.0	$346.9
(a)United States sales exclude product sold to foreign customers at U.S. ports.

11.    Stockholders’ Equity and Equity Instruments:

In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the issuance of 2,977,933 shares of Company common stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Incentive Award Plan (as amended, the “2015 Plan”). Since the approval of the 2015 Plan in May 2015, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan, the 2015 Plan and the 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units.

Options

Substantially all of the stock options granted vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The exercise price of options is equal to the closing stock price on the grant date.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The fair value and inputs used to calculate fair value for options granted for the three months ended March 31, 2021, are included in the table below:

Fair value of options granted	$13.46
Exercise price	$63.14
Expected term (years)	4.75
Expected volatility	36.1%
Dividend yield	3.7%
Risk-free rate of return	0.4%

RSUs

Typically, the RSUs granted under the 2015 Plan and the 2020 Plan vest after one to three years of service. RSUs entitle the holders to one share of common stock for each vested RSU. Unvested RSUs do not have voting rights but are entitled to receive non-forfeitable dividends (generally after a performance hurdle has been satisfied for the year of the grant) or other distributions equal to those declared on the Company’s common stock for RSUs that are earned as a result of the satisfaction of the performance hurdle. The closing stock price on the grant date is used to determine the fair value of RSUs.

PSUs

Substantially all of the PSUs granted under the 2015 Plan and the 2020 Plan are either total stockholder return PSUs (“TSR PSUs”), return on invested capital PSUs (“ROIC PSUs”) or EBITDA growth PSUs (“EBITDA Growth PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
the Company’s total stockholder return to the total stockholder return for each company comprising the Company’s peer group over the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to EBITDA Growth PSUs is calculated based on the attainment of EBITDA growth during the performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions.

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

To estimate the fair value of the TSR PSUs on the grant date, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the Company’s peer group. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the peer group. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the ROIC PSUs and EBITDA Growth PSUs. The Company will adjust the expense of the ROIC PSUs and EBITDA Growth PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.

During the three months ended March 31, 2021, the Company reissued the following number of shares from treasury stock: 5,948 shares related to the exercise of stock options, 1,945 shares related to the release of RSUs which vested, and 12,730 shares related to stock payments. In 2020, the Company issued 72,454 net shares from treasury stock. The Company withheld a total of 4,225 shares with a fair value of $0.2 million related to the vesting of RSUs and exercised options during the three months ended March 31, 2021. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax deficiency of $0.1 million from its equity compensation awards as an increase to income tax expense during the three months ended March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company recorded $4.0 million and $2.9 million (includes $0.5 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended March 31, 2021:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2020	868,772	$63.06	207,982	$55.68	241,794	$65.57
Granted	120,602	63.14	89,998	63.14	96,002	63.14
Exercised(b)	(5,948)	58.11	—	—	—	—
Released from restriction(b)	—	—	(1,945)	42.63	—	—
Cancelled/expired	(52,468)	86.87	(2,218)	65.70	(23,962)	60.43
Outstanding at March 31, 2021	930,958	$61.76	293,817	$57.98	313,834	$65.22
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.
(b)Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net (loss) earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and foreign currency translation adjustments. The components of and changes in AOCL as of and for the three months ended March 31, 2021 and 2020, are as follows (in millions):

Three Months Ended March 31, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.2	$(9.4)	$(294.1)	$(303.3)
Other comprehensive income (loss) before reclassifications(b)	1.9	—	(20.5)	(18.6)
Amounts reclassified from accumulated other comprehensive loss	(1.8)	0.2	—	(1.6)
Net current period other comprehensive income (loss)	0.1	0.2	(20.5)	(20.2)
Ending balance	$0.3	$(9.2)	$(314.6)	$(323.5)

Three Months Ended March 31, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.6)	$(6.9)	$(184.6)	$(192.1)
Other comprehensive income (loss) before reclassifications(b)	2.7	—	(173.5)	(170.8)
Amounts reclassified from accumulated other comprehensive loss	(2.6)	0.2	—	(2.4)
Net current period other comprehensive income (loss)	0.1	0.2	(173.5)	(173.2)
Ending balance	$(0.5)	$(6.7)	$(358.1)	$(365.3)
(a)With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of accumulated other comprehensive loss presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded a foreign exchange loss of $(19.2) million and $(75.5) million in the three months ended March 31, 2021 and 2020, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three months ended March 31, 2021 and 2020, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Line Item Impacted in the Consolidated Statements of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(0.2)	$(0.3)	Product cost
Foreign currency contracts	(2.5)	(3.6)	Interest expense
Income tax expense	0.9	1.3
Reclassifications, net of income taxes	(1.8)	(2.6)
Amortization of defined benefit pension:
Amortization of loss	0.3	0.2	Product cost
Income tax benefit	(0.1)	—
Reclassifications, net of income taxes	0.2	0.2
Total reclassifications, net of income taxes	$(1.6)	$(2.4)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
12.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing risks by using derivative instruments. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The assets and liabilities recorded as of March 31, 2021 and December 31, 2020 were not material.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2021, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2022. As of March 31, 2021 and December 31, 2020, the Company had agreements in place to hedge forecasted natural gas purchases of 2.9 million and 2.5 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of March 31, 2021 and December 31, 2020 qualified and were designated as cash flow hedges. As of March 31, 2021, the Company expects to reclassify from AOCL to earnings during the next twelve months $0.6 million of net gains on derivative instruments related to its natural gas hedges.

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

The Company holds marketable securities associated with its defined contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices (see Note 12). The fair values of the natural gas derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The estimated fair values for each type of instrument are presented below (in millions):

	March 31, 2021	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.1	$2.1	$—	$—
Derivatives – natural gas instruments, net	0.4	—	0.4	—
Total Assets	$2.5	$2.1	$0.4	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.1)	$(2.1)	$—	$—
Total Liabilities	$(2.1)	$(2.1)	$—	$—
(a)Includes mutual fund investments of approximately 30% in common stock of large-cap U.S. companies, 10% in common stock of small to mid-cap U.S. companies, 10% in international companies, 20% in bond funds, 5% in short-term investments and 25% in blended funds.

	December 31, 2020	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$—	$—
Derivatives – natural gas instruments, net	0.2	—	0.2	—
Total Assets	$2.1	$1.9	$0.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$—	$—
Total Liabilities	$(1.9)	$(1.9)	$—	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 15% in bond funds, 15% in short-term investments and 25% in blended funds.

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified savings plan of $2.1 million and $1.9 million at March 31, 2021 and December 31, 2020, respectively, are stated at fair value based on quoted market prices. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $255.6 million and $260.3 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $533.8 million and $543.1 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at March 31, 2021 and December 31, 2020 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $342.3 million and $513.8 million, respectively, compared with the aggregate principal amount at maturity of $345.8 million and $520.3 million, respectively.

We performed an impairment analysis for our Plant Nutrition South America businesses during the first quarter 2021, which resulted in an impairment loss. The fair value measurements used in this analysis were a combination of Level 2 and Level 3 inputs. Refer to Note 2 for a discussion of fair value as it relates to the Company’s Specialty Businesses.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
14.    Earnings (loss) per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings (loss) to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net earnings from continuing operations	$32.9	$33.9
Less: net earnings allocated to participating securities(a)	(0.5)	(0.6)
Net earnings from continuing operations available to common stockholders	32.4	33.3
Net loss from discontinued operations	(256.5)	(6.3)
Net (loss) earnings available to common stockholders	$(224.1)	$27.0

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,974	33,892
Weighted-average awards outstanding(b)	38	—
Shares for diluted earnings per share	34,012	33,892

Basic net earnings from continuing operations per common share	$0.96	$0.99
Basic net loss from discontinued operations per common share	(7.55)	(0.19)
Basic net (loss) earnings per common share	$(6.59)	$0.80

Diluted net earnings from continuing operations per common share	$0.95	$0.99
Diluted net loss from discontinued operations per common share	(7.55)	(0.19)
Diluted net (loss) earnings per common share	$(6.60)	$0.80
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 445,000 and 412,000 weighted participating securities for the three months ended March 31, 2021 and 2020, respectively.
(b)For the calculation of diluted net (loss) earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,278,000 and 1,266,000 weighted-average equity awards outstanding for the three months ended March 31, 2021 and 2020, respectively, that were anti-dilutive.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales, including changes in currency exchange rates and inflation risks; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; disruptions caused by the COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats; our ability to successfully implement our strategies; the timing and outcome of the sale processes for our South America business and our ability to complete the sales of our South America businesses; the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; climate change and related laws and regulations; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about the impact of the COVID-19 pandemic on us; our outlook, including expected sales volumes; existing or potential capital expenditures; capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments and tax refunds; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation; and the seasonality of our business. These forward-looking statements are only predictions. Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no duty to update any of the forward-looking statements after the date hereof or to reflect the occurrence of unanticipated events.

Unless the context requires otherwise, references to the “Company,” “Compass Minerals,” “our,” “us” and “we” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the United Kingdom (the “U.K.”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds. Compass Minerals and Protassium+ and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Discontinued Operations

During 2020, we initiated an evaluation of the strategic fit of certain of our businesses. On February 16, 2021, we announced our plan to restructure our former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including our chemicals and specialty plant nutrition businesses along with our equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize our asset base in North America, we evaluated the strategic fit of our North America micronutrient product business. On March 16, 2021, the Board of the Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi and our North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing our leverage and enabling increased focus on optimizing our core businesses.

As described further in Item 1, Note 2, on March 23, 2021, and April 7, 2021, we entered into definitive agreements to sell our South America specialty nutrition business and a component of our North America micronutrient business, respectively. The North America micronutrient sale closed on May 4, 2021. We continue to actively pursue the sales of the remaining South America chemicals business and our equity method investment in Fermavi, and we believe these sales are probable to occur within the next twelve months.

We believe there is a single disposal plan representing a strategic shift that will have a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. As an essential business, we have continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the COVID-19 pandemic and have experienced negative impacts to our business from COVID-19, but our results of operations for the three months ended March 31, 2021 and 2020, were not materially affected by COVID-19.

The ultimate impact that COVID-19 will have on our future results is unknown at this time. For more information, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a further description of our critical accounting policies, see Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2021, we operated 12 production and packaging facilities (excluding 9 production facilities in South America that are part of our discontinued operations), including:
•The largest rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;
•A solar evaporation facility located in Ogden, Utah, which is both the largest SOP production site and the largest solar salt production site in the Western Hemisphere; and
•Several mechanical evaporation facilities producing consumer and industrial salt.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
We now have two reportable segments, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment), as discussed in Item 1, Note 10 to the Consolidated Financial Statements. Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.

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

Our Plant Nutrition segment produces and markets specialty plant nutrition products worldwide to distributors and retailers of crop inputs, as well as growers. Our principal plant nutrition product in our Plant Nutrition segment is SOP, which we market under the trade name Protassium+.

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three months ended March 31, 2020 and 2021, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED MARCH 31
* Refer to “—Reconciliation of Net Earnings from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2020 AND 2021

•Total sales increased 23%, or $79.1 million, due to an increase in our Salt segment, which was partially offset by a decrease in our Plant Nutrition segment.
•Operating earnings increased 40%, or $18.2 million, due to an increase in Salt segment, which was partially offset by a decrease in our Plant Nutrition segment.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 30%, or $22.2 million.
•Diluted net earnings per share decreased $0.04 to $0.95.

THREE MONTHS ENDED MARCH 31
COMMENTARY: THREE MONTHS ENDED MARCH 31, 2020 AND 2021

Gross Profit: Increased 28%, or $20.8 million; Gross Margin increased 1.0 percentage point to 23%
•Salt segment gross profit increased $22.6 million primarily due to higher sales volumes and lower per-unit highway deicing product and logistics costs, which was partially offset by lower averages sales prices.
•The gross profit of the Plant Nutrition segment decreased $1.7 million due to higher per-unit product costs primarily due to the quality of the pond harvest at our Ogden facility and lower average sales prices, which was partially offset by lower per-unit logistics costs.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2020 AND 2021

SG&A: Increased $2.6 million; Decreased 1.0 percentage point as a percentage of sales from 8.6% to 7.6%
•The increase in SG&A expense was primarily due to higher corporate professional services fees and higher corporate incentive compensation.

Interest Expense: Decreased $0.9 million to $15.7 million
•The decrease was primarily due to a decrease in our weighted average interest rates during the period due to lower interest rates on our term loan and the use of our revolving accounts receivable financing facility in 2021 which has a lower interest rate when compared to our revolving credit facility.

Loss (Gain) on Foreign Exchange: Decreased $20.1 million from income of $18.0 million to an expense of $2.1 million
•We realized foreign exchange losses of $2.1 million in the first quarter of 2021 compared to gains of $18.0 million in the first quarter of 2020 primarily due to changes in foreign currency exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Income Tax Expense: Tax expense was unchanged at $12.6 million
•Income tax expense was $12.6 million in both periods. The effective tax rate increased from 27% in the first quarter of 2020 to 28% in the current period.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, global intangible low-taxed income, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

Net Loss from Discontinued Operations: Increased from a loss of $6.3 million to a loss of $256.5 million
•The loss from discontinued operations resulted primarily from the impairment of our South America chemicals and specialty plant nutrition businesses of $255.2 million reflecting the accumulated currency translation adjustment due to the significant weakening of the Brazilian real since the acquisition of these businesses. This loss was partially offset

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
by improved operating earnings of our South America businesses and North America micronutrient product businesses.
•Our operating earnings for our South America chemicals and specialty nutrition businesses and North America micronutrient product businesses improved by $4.7 million and $1.8 million, respectively. The improvements in our South America businesses were due to higher sales volumes in our specialty plant nutrition business, which was partially offset by lower chemical sales volumes and a 34% weaker Brazilian real. The North America micronutrient product business improved primarily due to lower SG&A expenses and improved average sales prices. The improvements in operating earnings for both businesses was partially offset by costs incurred during the current period related to the sale of the businesses.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt and Plant Nutrition segments. The results of operations of the consolidated records management business, and other incidental revenues, include sales of $2.8 million and $2.7 million for the first quarter of 2021 and 2020, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE MONTHS ENDED MARCH 31

	1Q 2021	1Q 2020
Salt Sales (in millions)	$369.0	$287.8
Salt Operating Earnings (in millions)	$80.1	$56.9
Salt Sales Volumes (thousands of tons)
Highway deicing	4,550	3,104
Consumer and industrial	478	469
Total tons sold	5,028	3,573
Average Salt Sales Price (per ton)
Highway deicing	$64.00	$69.30
Consumer and industrial	$162.70	$154.84
Combined	$73.38	$80.53
COMMENTARY: THREE MONTHS ENDED MARCH 31, 2020 AND 2021

•Salt sales increased 28%, or $81.2 million, primarily due to higher Salt sales volumes, which were partially offset by lower average sales prices.
•Average sales prices decreased 9%, partially offsetting the Salt sales increase by $20.4 million, due to lower highway deicing average sales prices.
•Highway deicing average sales prices decreased 8% due to lower North American highway deicing contract prices for the 2020-2021 winter season. Consumer and industrial average sales prices increased 5% due to product sales mix.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Salt sales volumes increased 41%, or 1,455,000 tons, and contributed $101.6 million to the sales increase. Highway deicing sales volumes increased 47% primarily as a result of an increase in winter weather activity in February 2021 in the U.S. and the first quarter of 2021 the U.K. Consumer and industrial sales volumes increased 2% due to an increase in deicing sales volumes.
•Salt operating earnings increased 41%, or $23.2 million, due to higher deicing sales volumes, lower highway deicing per-unit product cost and lower highway deicing per-unit logistics costs. The improved per unit product cost is primarily due to higher operating rates at our U.K. and Goderich mines as well as higher first quarter 2020 costs of purchased salt and expenses stemming from the upgrades to our mining equipment at our Goderich mine. The increase in operating earnings was partially offset by higher per-unit product cost at our consumer and industrial facilities primarily due to lower production volumes.

Plant Nutrition (Formerly Plant Nutrition North America)

THREE MONTHS ENDED MARCH 31

	1Q 2021	1Q 2020
Plant Nutrition Sales (in millions)	$54.2	$56.4
Plant Nutrition Operating Earnings (in millions)	$4.4	$6.6
Plant Nutrition Sales Volumes (thousands of tons)	94	96
Plant Nutrition Average Sales Price (per ton)	$579	$590
COMMENTARY: THREE MONTHS ENDED MARCH 31, 2020 AND 2021

•Plant Nutrition sales decreased 4%, or $2.2 million due to lower sales volumes and lower average sales prices.
•Plant Nutrition sales volumes decreased 2%, or 2,000 tons, which resulted in a $1.2 million decrease in sales.
•Plant Nutrition average sales prices decreased 2%, resulting in a $1.0 million decrease in sales.
•Plant Nutrition operating earnings decreased $2.2 million to $4.4 million due to lower sales prices and higher per-unit product costs partially offset by lower per-unit logistics costs due to a higher mix of direct shipments to customers compared to the prior period. Higher per-unit product costs were due to lower production yields, which primarily resulted from a lower quality pond harvest at our Ogden facility.

2021 Full-Year Outlook

•Given higher Salt sales volumes in the first quarter of 2021, we expect Salt sales volumes for 2021 to range from 11.5 million tons to 12.3 million tons.
•Plant Nutrition sales volumes for 2021 are expected to range from 350,000 tons to 380,000 tons.
•Full year 2021 capital expenditures are expected to be in the $95 million to $100 million range.
~~•~~For information about the impact of the COVID-19 pandemic on the Company, see “COVID-19 Pandemic" and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2021, we had $19.6 million of cash and cash equivalents (in our Consolidated Balance Sheets) that were either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which we have recorded $4.3 million of income tax expense as of March 31, 2021 for foreign withholding tax and state income taxes. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to continue to reinvest all remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Item 1, Note 7 of our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In 2017, we reached a settlement agreement with the Canadian Revenue Authority and the U.S. Internal Revenue Service on transfer pricing issues for our 2007-2012 tax years. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. Additional tax payments of $5.3 million were made during 2019 with the remaining liability of $1.4 million expected to be paid in 2021. Corresponding tax refunds of $22.3 million have been received through March 31, 2021 from U.S. taxing authorities, with the remaining refund of approximately $0.7 million expected in 2021. Additionally during 2018, we reached a settlement agreement with federal Canadian and U.S. tax authorities on transfer pricing and management fees as part of an advanced pricing agreement covering tax years 2013-2021. During 2019, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $106.1 million to our Canadian subsidiary and tax payments were made to Canadian taxing authorities of $29.9 million with the remaining $1.4 million balance paid during 2020. Corresponding tax refunds of $60.0 million have been received through March 31, 2021, from U.S. taxing authorities, of which $55 million was received during the first quarter of 2020, with the remaining refund of $1.7 million expected in 2021. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our domestic and foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 1, Note 7 of our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlement.

On March 23, 2021, we entered into a definitive agreement to sell our South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd., for R$1.11 billion Brazilian reais plus an amount that will be set at closing to equal $198.3 million U.S. dollars, subject to certain adjustments for net debt and working capital. The terms of the agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in 2022 and calculated on a sliding scale, if the South America specialty plant nutrition business achieves certain full-year 2021 EBITDA performance targets. The transaction is expected to close in the third quarter of 2021, subject to customary closing conditions and required antitrust approval in Brazil. The Brazilian debt, presented in liabilities held for sale (see Item 1, Note 2), is expected to be deducted from gross proceeds from the transaction. We recorded a non-cash impairment loss of $255.2 million on our South America businesses during the three months ended March 31, 2021, due to the significant weakening of the Brazilian real since the date of acquisition of these businesses.

On April 7, 2021, we entered into a definitive agreement to sell a component of our North America micronutrient business to Koch Agronomic Services, LLC, a subsidiary of Koch Industries, for approximately $60.25 million, subject to a closing working capital adjustment. The transaction closed on May 4, 2021.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Cash and cash equivalents as of March 31, 2021, of $63.6 million included cash held for sale of $20.8 million. We generated $200.2 million of operating cash flows in the first three months of 2021. In the first three months of 2021, we used cash on hand and cash flows from operations to pay $115.6 million of net long-term debt, to fund capital expenditures of $18.2 million and pay dividends on our common stock of $24.1 million. Cash and cash equivalents from continuing operations of $42.8 million increased $32.2 million from December 31, 2020. Cash flows from continuing operations totaled $196.8 million during the three months ended March 31, 2021, including income from continuing operations of $32.9 million, net working capital reductions of $122.4 million driven by the seasonality of our Salt business and depreciation, depletion and amortization of $29.9 million.

As of March 31, 2021, we had $1.20 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $345.8 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), with no borrowings against our revolving credit facility (see Item 1, Note 8 of our Consolidated Financial Statements for more detail regarding our debt). We had $13.0 million of outstanding letters of credit as of March 31, 2021, which reduced our revolving credit facility borrowing availability to $287.0 million.

In the first quarter of 2021, we made a $41.7 million required prepayment of our term loan for 2020 Excess Cash Flow (as such term is defined in the credit agreement). This prepayment will reduce the future required term loan payments. As such, we will not have a scheduled term loan payment until June 2023.

On June 30, 2020, certain of our U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility of up to $100 million of borrowings with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. As of March 31, 2021 we had $100.0 million of outstanding loans under this accounts receivable financing facility. See Item 1, Note 8 of our Consolidated Financial Statements for more information.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of March 31, 2021, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The table below provides a summary of our cash flows by category:

THREE MONTHS ENDED MARCH 31, 2021	THREE MONTHS ENDED MARCH 31, 2020
Operating Activities:
» Net loss was $223.6 million.	» Net earnings were $27.6 million.
» Non-cash depreciation and amortization expense was $34.6 million.	» Non-cash depreciation and amortization expense was $33.1 million.
» Working capital items were a source of operating cash flows of $126.3 million.	» Working capital items were a source of operating cash flows of $171.7 million.
» Non-cash impairment loss of $253.1 million.
Investing Activities:
» Net cash flows used by investing activities included $18.2 million of capital expenditures.	» Net cash flows used by investing activities included $25.3 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $24.1 million.	» Net cash flows used by financing activities included the payment of dividends of $24.8 million.
» In addition, we had net payments on our debt of $115.6 million.	» In addition, we had net payments on our debt of $97.7 million.

Other Matters

See Item 1, Notes 7 and 9 of our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Reconciliation of Net Earnings from Continuing Operations to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. We have presented Adjusted EBITDA for both continuing operations and consolidated including discontinued operations for comparability purposes (see Item 1, Note 2 for a discussion of discontinued operations). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, operating earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity. EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, loss (gain) on foreign exchange and other expense (income). Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
Net earnings from continuing operations	$32.9	$33.9
Interest expense	15.7	16.6
Income tax expense	12.6	12.6
Depreciation, depletion and amortization	29.9	27.4
EBITDA from continuing operations	91.1	90.5
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	3.8	2.3
Loss (gain) on foreign exchange	2.1	(18.0)
Other expense, net	0.3	0.3
Adjusted EBITDA from continuing operations	97.3	75.1
Adjusted EBITDA from discontinued operations	10.5	4.5
Adjusted EBITDA	$107.8	$79.6
Recent Accounting Pronouncements

See Part 1, Note 1 of our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Effects of Currency Fluctuations and Inflation

Our operations outside of the U.S. are conducted primarily in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enters into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars and British pounds sterling also being significant. Significant changes in the value of the Canadian dollar or British pound sterling relative to the U.S. dollar could have a material effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange rate risk by entering into natural gas derivative instruments and foreign currency contracts. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since December 31, 2020.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021, to ensure that information required to be disclosed in the reports it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Part I, Item 1, Note 7 and Part I, Item 1, Note 9 of our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition. There have been no material developments since December 31, 2020 with respect to our legal proceedings, except as described in Part I, Item 1, Note 7 and Part I, Item 1, Note 9 of our Consolidated Financial Statements.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as updated and supplemented by the discussion below.

The sale of our South America specialty plant nutrition business may not be completed on the terms or timeline currently contemplated, or at all, as the parties involved may be unable to satisfy the conditions or obtain the approvals required to complete these transactions or such approvals may contain material restrictions or conditions.

The consummation of sale of our South America specialty plant nutrition business is subject to numerous conditions, including the occurrence of certain events contemplated by the definitive agreement to sell our South America specialty plant nutrition business (the “South America Sale Agreement”), such as consummation of the Pre-Closing Restructuring (as defined in the South America Sale Agreement), obtaining approval from Brazil’s Administrative Council for Economic Defense, including its General Superintendence and Administrative Tribunal (“CADE”) and other customary closing conditions.

CADE may not approve the transactions contemplated by the South America Sale Agreement, may impose conditions to the approval of such transactions or require changes to the terms of these transactions. Any such conditions or changes could have the effect of delaying completion of these transactions or reducing the anticipated benefits of these transactions.

We cannot assure you that the sale of our South America specialty plant nutrition business will be consummated on the terms or timeline currently contemplated, or at all. For example, the COVID-19 pandemic could impact the ability to satisfy, or the timing of satisfying, the conditions contemplated by the South America Sale Agreement.

Failure to complete the sale of our South America specialty plant nutrition business could adversely affect our business, financial condition and results of operations.

If the proposed sale of our South America specialty plant nutrition business is not consummated, we will be subject to several risks, including the following:

•We have expended and will continue to expend time and resources and incur expenses (such as with respect to legal, advisory and financial services) related to the proposed sale, which must be paid regardless of whether the proposed sale is consummated; and

•The price of our common stock may decline, or our business, financial condition and results of operations may be impacted to the extent that the market price of our common stock reflects positive market assumptions that the proposed sale will be completed and the related benefits will be realized.

If the proposed sale of our South America specialty plant nutrition business is not completed for any reason, we cannot assure you that these or other risks will not materialize and will not materially affect our business, financial condition or results of operations.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The announcement of the planned sales of our South America businesses could have an adverse effect on our business, financial condition or results of operations.

The announcement of the potential sales of our South America businesses and pendency of our proposed sale of our South America specialty plant nutrition business could disrupt our business in negative ways. For example, the proposed sales of our South America businesses could disrupt our operations in South America, which could have an adverse impact on our relationships with our customers and other third-party business partners, and could distract our workforce and management team. Any such event could adversely affect our business, financial condition or results of operations. In addition, under the South America Sale Agreement, we are subject to certain restrictions on the conduct of our business, which may adversely affect our ability to execute certain business strategies while the proposed sale of our South America specialty plant nutrition business is pending.

The impact of currency fluctuation or devaluation in Brazil may negatively affect the earn-out consideration we may be entitled to receive pursuant to the South America Sale Agreement.

The South America Sale Agreement provides that, if the transactions contemplated by the agreement are consummated, we may be entitled to a maximum earn-out payment of R$88 billion Brazilian reais, payable in 2022, if the South America specialty plant nutrition business meets certain performance metrics. The exchange rate between the Brazilian real and the U.S. dollar has fluctuated and will continue to do so in the future. The volatility in this exchange rate may adversely impact our expected payment once converted to U.S. dollars at the time of payment. Although we expect to employ a variety of techniques to mitigate the impact of fluctuations of the applicable exchange rate, we cannot guarantee that such hedging and risk management strategies will be effective, and any such earn-out payment amount could be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)     None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.    Other Information

None.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
2.1
Quotas Purchase Agreement, dated March 23, 2021, among Compass Minerals do Brasil Ltda., ICL Brasil Ltda, Compass Minerals America Inc. and Amsterdam Fertilizers B.V. (incorporated by reference to Exhibit 2.1 to Compass Minerals International Inc.’s Current Report on Form 8-K filed on March 24, 2021).

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
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 7, 2021	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)