Form 10-Q
period 2021-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2021-08-13
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 9, 2021, was 34,038,721 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except share data)

	June 30, 2021	December 31, 2020
		(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$26.3	$10.6
Receivables, less allowance for doubtful accounts of $2.4 in 2021 and $3.9 in 2020	91.0	185.1
Inventories	289.0	298.7
Current assets held for sale	430.9	206.5
Other	46.1	55.4
Total current assets	883.3	756.3
Property, plant and equipment, net	833.8	851.7
Intangible assets, net	49.8	49.9
Goodwill	58.2	55.7
Noncurrent assets held for sale	—	404.1
Other	147.4	143.8
Total assets	$1,972.5	$2,261.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10.0
Accounts payable	82.6	82.6
Accrued salaries and wages	19.5	22.2
Income taxes payable	3.8	5.1
Accrued interest	8.9	9.0
Current liabilities held for sale	249.7	111.4
Accrued expenses and other current liabilities	63.2	56.4
Total current liabilities	427.7	296.7
Long-term debt, net of current portion	1,152.8	1,299.1
Deferred income taxes, net	56.3	57.3
Noncurrent liabilities held for sale	—	76.1
Other noncurrent liabilities	149.1	154.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	135.0	127.0
Treasury stock, at cost — 1,330,806 shares at June 30, 2021 and 1,407,926 shares at December 31, 2020	(5.5)	(4.4)
Retained earnings	352.9	559.1
Accumulated other comprehensive loss	(296.2)	(303.8)
Total stockholders’ equity	186.6	378.3
Total liabilities and stockholders’ equity	$1,972.5	$2,261.5
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Sales	$199.4	$175.2	$624.9	$521.1
Shipping and handling cost	51.6	37.0	174.7	135.4
Product cost	117.6	98.6	311.6	262.0
Gross profit	30.2	39.6	138.6	123.7
Selling, general and administrative expenses	29.3	29.9	61.7	59.7
Operating earnings	0.9	9.7	76.9	64.0

Other expense (income):
Interest expense	15.0	15.4	30.7	32.0
Loss (gain) on foreign exchange	1.1	4.4	3.2	(13.6)
Other (income) expense, net	(0.5)	(0.2)	(0.2)	0.1
(Loss) earnings from continuing operations before income taxes	(14.7)	(9.9)	43.2	45.5
Income tax expense (benefit) for continuing operations	1.7	(2.7)	17.7	12.7
Net (loss) earnings from continuing operations	$(16.4)	$(7.2)	$25.5	$32.8
Net earnings (loss) from discontinued operations	73.5	3.9	(182.8)	(2.1)
Net earnings (loss)	$57.1	$(3.3)	$(157.3)	$30.7

Basic net (loss) earnings from continuing operations per common share	$(0.49)	$(0.22)	$0.73	$0.95
Basic net earnings (loss) from discontinued operations per common share	2.13	0.11	(5.38)	(0.06)
Basic net earnings (loss) per common share	$1.64	$(0.11)	$(4.65)	$0.89

Diluted net (loss) earnings from continuing operations per common share	$(0.49)	$(0.22)	$0.73	$0.94
Diluted net earnings (loss) from discontinued operations per common share	2.12	0.11	(5.38)	(0.06)
Diluted net earnings (loss) per common share	$1.63	$(0.11)	$(4.65)	$0.88

Weighted-average common shares outstanding (in thousands):
Basic	34,020	33,915	33,997	33,903
Diluted	34,078	33,915	34,045	33,903
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Net earnings (loss)	$57.1	$(3.3)	$(157.3)	$30.7
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) and $(0.2) for the three and six months ended June 30, 2021, respectively, and $0.0 for both the three and six months ended June 30, 2020	0.3	0.2	0.5	0.4
Unrealized (loss) gain on cash flow hedges, net of tax of $(0.4) for both the three and six months ended June 30, 2021 and $(0.3) for both the three and six months ended June 30, 2020	1.0	0.7	1.1	0.8
Cumulative translation adjustment	26.5	2.5	6.0	(171.3)
Comprehensive income (loss)	$84.9	$0.1	$(149.7)	$(139.4)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended June 30, 2021 and 2020
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2020 (revised)	$0.4	$127.0	$(4.4)	$559.1	$(303.8)	$378.3
Comprehensive loss (restated)	—	—	—	(214.4)	(20.2)	(234.6)
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.2)	—	(24.1)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	4.0	—	—	—	4.0
Balance, March 31, 2021 (restated)	$0.4	$131.3	$(4.4)	$320.5	$(324.0)	$123.8
Comprehensive income	—	—	—	57.1	27.8	84.9
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.7)	—	(24.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(1.1)	—	—	(1.2)
Stock options exercised, net of shares withheld for taxes	—	1.0	—	—	—	1.0
Stock-based compensation	—	2.7	—	—	—	2.7
Balance, June 30, 2021	$0.4	$135.0	$(5.5)	$352.9	$(296.2)	$186.6

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2019 (revised)	$0.4	$117.1	$(3.2)	$595.6	$(192.2)	$517.7
Comprehensive income (loss) (restated)	—	—	—	34.0	(173.5)	(139.5)
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.9)	—	(24.8)
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	2.4	—	—	—	2.4
Balance, March 31, 2020 (restated)	$0.4	$119.6	$(3.3)	$604.7	$(365.7)	$355.7
Comprehensive (loss) income (restated)	—	—	—	(3.3)	3.4	0.1
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.7)	—	(24.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.5)	—	—	(0.6)
Stock-based compensation	—	2.7	—	—	—	2.7
Balance, June 30, 2020 (restated)	$0.4	$122.3	$(3.8)	$576.7	$(362.3)	$333.3
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2021	2020
		(Restated)
Cash flows from operating activities:
Net (loss) earnings	$(157.3)	$30.7
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	64.7	68.0
Finance fee amortization	1.7	1.5
Stock-based compensation	6.7	5.1
Deferred income taxes	(11.9)	6.5
Unrealized foreign exchange gain	(25.2)	(12.6)
Loss on impairment of long-lived assets	237.6	—
Gain on sale of business	(32.0)
Other, net	(0.3)	4.0
Changes in operating assets and liabilities, net of sale:
Receivables	102.3	139.2
Inventories	(14.0)	(38.0)
Other assets	(6.7)	33.0
Accounts payable and accrued expenses and other current liabilities	49.1	0.1
Other liabilities	(4.3)	(3.6)
Net cash provided by operating activities	210.4	233.9
Cash flows from investing activities:
Capital expenditures	(39.0)	(42.7)
Proceeds from sale of business	56.7	—
Other, net	0.2	(1.3)
Net cash provided by (used in) investing activities	17.9	(44.0)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	190.1	64.2
Principal payments on revolving credit facility borrowings	(285.4)	(165.2)
Proceeds from issuance of long-term debt	70.6	22.2
Principal payments on long-term debt	(123.1)	(21.7)
Dividends paid	(48.7)	(49.5)
Deferred financing costs	(0.1)	(0.1)
Proceeds from stock option exercised	1.2	—
Shares withheld to satisfy employee tax obligations	(1.2)	(0.7)
Other, net	(0.9)	(0.9)
Net cash used in financing activities	(197.5)	(151.7)
Effect of exchange rate changes on cash and cash equivalents	1.8	(5.7)
Net change in cash and cash equivalents	32.6	32.5
Cash and cash equivalents, beginning of the year	21.0	34.7
Cash and cash equivalents, end of period	53.6	67.2
Less: cash and cash equivalents included in current assets held for sale	(27.3)	(27.4)
Cash and cash equivalents of continuing operations, end of period	$26.3	$39.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$30.6	$32.5
Income taxes paid, net of refunds	$29.5	$(37.7)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading producer of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Its plant nutrition products improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and plant nutrients, consisting of sulfate of potash (“SOP”). The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services to businesses located in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) in its Annual Report on Form 10-K on February 26, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in its sales, including its deicing salt product sales. As a result, Salt segment sales and operating earnings are generally higher in the first and fourth quarters and lower during the second and third quarters of each calendar year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the products are used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the second, third and fourth quarters of the calendar year to meet the estimated requirements for the winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Part II, Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2020. The Company reports its financial results from discontinued operations and continuing operations separately to recognize the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs when a component or a group of components of an entity has been disposed of or classified as held for sale and represents a strategic shift that has a major effect on the entity’s operations and financial results. In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. The Company has reclassified certain prior year amounts, including the results of discontinued operations, assets and liabilities held for sale and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 for information on discontinued operations and Note 11 for information on the Company’s reportable segments.

Recent Accounting Pronouncements

The Company has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies through the filing date of these unaudited consolidated financial statements and does not believe the future adoption of any such pronouncements will have a material impact on its consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Strategic Evaluation and Plan to Sell Businesses
During 2020, the Company initiated an evaluation of the strategic fit of certain of the Company’s businesses. On February 16, 2021, the Company announced its plan to restructure its former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including its chemicals and specialty plant nutrition businesses along with the Company’s equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize its asset base in North America, the Company evaluated the strategic fit of its North America micronutrient product business. On March 16, 2021, the Board of the Directors of the Company approved a plan to sell the Company’s South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses. The South America chemicals and specialty plant nutrition businesses and investment in Fermavi were previously reported as the Company’s Plant Nutrition South America segment. The North America micronutrient product business was previously included as part of the Company’s Plant Nutrition North America segment, which has been renamed as the Plant Nutrition segment. The Company now has two reportable segments, Salt and Plant Nutrition, as discussed further in Note 11.

The Company concluded that the Specialty Businesses met the criteria for classification as held for sale upon receiving approval from its Board of Directors to sell the Specialty Businesses in the first quarter of 2021. In addition, the Company believes there is a single disposal plan representing a strategic shift that will have a material effect on its operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. GAAP. Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented. Interest expense attributed to discontinued operations represents interest expense for loans in Brazil by the Company’s South America chemicals and specialty plant nutrition businesses, which are expected to be fully repaid from proceeds received from the Company’s sale of its South America specialty plant nutrition businesses.

As described further in Note 2, on May 4, 2021, and July 1, 2021, the Company completed the sale of a component of its North America micronutrient business and the sale of its South America specialty plant nutrition business, respectively. In the second quarter of 2021, the Company abandoned the remaining inventory of its North America micronutrient product business and has reclassified its remaining product lines as discontinued operations for all periods presented. On June 28, 2021, the Company entered into a definitive agreement to sell its investment in Fermavi. The Company continues to actively pursue the sale of the South America chemicals business and believes the sale is probable to occur within the next twelve months.

Revisions to Prior Period Consolidated Financial Statements

As discussed further in Note 16, management corrected its interim inventory valuation methodology which resulted in a historical understatement of first-quarter Salt segment operating income, which is completely offset in subsequent quarters with no impact to full-year results.

Additionally, management corrected other immaterial items included in previously filed consolidated financial statements. These were adjustments for Canadian other post-employment benefit obligations (refer to Note 8 for more information), the valuation of bulk sulfate of potash (“SOP”) stockpile inventory at the Company's Ogden facility and transition taxes related to the U.S. Tax Cuts and Jobs Act (which is commonly referred to as “U.S. tax reform”), which was enacted in December 2017. In accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-1, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, the Company concluded that its previously issued consolidated financial statements were not materially misstated as a result of these other immaterial adjustments.

The Company is working to revise its previously issued Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “1Q 2021 Form 10-Q”) and Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) to address all identified corrections. The historical periods presented in this Quarterly Report on Form 10-Q reflect adjustments to the information presented in the Company’s previously-filed Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and 2020 Form 10-K. Additionally, historical periods have been adjusted to reflect the application of assets and liabilities held for sale and discontinued operations in accordance with U.S. GAAP, as discussed above. See Note 16 for the effect of the revisions on each of the individual effected line items in the Company’s unaudited consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Change in Fiscal Year

On June 23, 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31st to September 30th. As a result of this change, the Company will file a Transition Report on Form 10-K for the transition period ending September 30, 2021.

2.    Discontinued Operations:

On March 23, 2021, the Company entered into a definitive agreement to sell its South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing the Company received gross proceeds of approximately $432.3 million, including $12.7 million in working capital adjustments (in each case, based on exchange rates at the time of closing), comprised of a cash payment of approximately $325.5 million and an additional $106.8 million in net debt assumed by ICL Brasil Ltda. The terms of the definitive agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in 2022 and which will be calculated on a sliding scale if the South America specialty plant nutrition business achieves certain full-year 2021 earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets. At the closing of the transaction, the parties also entered into a Reverse Transition Services Agreement, which governs the parties’ respective rights and obligations with respect to the provision of certain transition services to the Company’s Brazil subsidiaries after closing. The Reverse Transition Services Agreement has a term of 18 months and allows the Company’s remaining Brazil subsidiaries to assign their rights and obligations with respect to the transition services to any buyer of a sufficient portion of their assets.

On April 7, 2021, the Company entered into a definitive agreement to sell a component of its North America micronutrient business (primarily consisting of intangible assets and certain inventory of the business) to Koch Agronomic Services, LLC (“KAS”), a subsidiary of Koch Industries, through an asset purchase and sale agreement. On May 4, 2021, the Company completed the sale for approximately $56.7 million, which resulted in the removal of the North America micronutrient business assets and liabilities from the unaudited consolidated financial statements, including $7.0 million in goodwill. The Company recognized a gain from the sale of $30.8 million, net of $2.8 million from the release of accumulated currency translation adjustment (“CTA”) upon substantial liquidation of the business.

On June 28, 2021, the Company entered into a definitive agreement to sell its investment in Fermavi for R$45 million Brazilian reais (including R$30 million Brazilian reais of deferred purchase price). The pending Fermavi sale is subject to the satisfaction of closing conditions, including receipt of necessary governmental approvals.

In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an analysis when its Board of Directors committed to a plan to sell the Specialty Businesses and the Company will update the analysis each quarter until the businesses are sold. Management evaluated indicators of fair value of each of the Specialty Businesses, including the net proceeds expected to be realized at closing of the transactions to sell its South America specialty plant nutrition business, a component of its North America micronutrient business, its investment in Fermavi and the earn-out component of the proceeds from the sale of the South America specialty plant nutrition business, in addition to indications of fair value received from third parties in connection with the marketing of the remaining South America chemicals business.

The amount of CTA loss within accumulated other comprehensive loss (“AOCL”) on the Company’s Consolidated Balance Sheets related to the Specialty Businesses was considered in the Company’s determination of the adjustment to fair value less estimated costs to sell. The Company recognized a net (gain) loss from its adjustment to fair value less estimated costs to sell of $(14.6) million and $240.6 million included in its earnings (loss) from discontinued operations in its Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. The net gain from adjustment to fair value less estimated costs to sell recognized for the three months ended June 30, 2021 reflects changes in the Company's net proceeds, both realized and estimated, and updated exchange rates that have impacted the CTA. The adjustment to fair value less estimated costs to sell for the six months ended June 30, 2021 is due primarily to the translation of the net assets of the Company’s Brazil subsidiaries from Brazilian reais to U.S. dollars, which has been reported in CTA. As of June 30, 2021, the adjustment to fair value less costs to sell for the Company’s South America chemicals and specialty plant nutrition businesses was $81.8 million and $148.4 million, respectively, inclusive of CTA. The amount of CTA recorded in AOCL will be eliminated upon substantial liquidation of each foreign entity. The Company also recognized a loss for the adjustment to fair value less estimated costs to sell of $10.4 million on its investment in Fermavi as of June 30, 2021. The Company recognized a

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
loss of $2.8 million upon abandonment of the remaining North America micronutrient product inventory not included in the purchase and sale agreement with KAS, which primarily consisted of product lines produced in South America.

The Company’s determination of the net proceeds to be realized at or after closing of each transaction involves certain estimates and judgments based on, among other items: (i) management’s interpretation and application of key terms of each definitive agreement, (ii) certain consolidated balance sheet amounts of the business or asset group as of June 30, 2021 and (iii) certain projections of costs to be incurred through an estimated future date. The balances of net working capital, cash, debt and deductions are subject to future changes based on the operations of the remaining businesses from June 30, 2021, through the closing date or earn-out determination date, and estimated proceeds and costs to sell the businesses could differ from actual results. Consequently, a change in the adjustment to fair value less estimated costs to sell associated with the Specialty Businesses could occur in a future period, including upon closing of the transactions described above or thereafter.

In addition to calculating an estimate of net proceeds expected to be realized at or after closing, as described above, certain additional judgments, estimates and other reporting matters related to discontinued operations include matters discussed in the following paragraphs.

As discussed in Note 1, the North America micronutrient product business was previously reported in the Company’s Plant Nutrition North America segment (which is now known as the Plant Nutrition segment), which aligns with the Plant Nutrition North America reporting unit for purposes of evaluating goodwill. Based on the Company’s assessment of the estimated relative fair values of the North America micronutrient product business and the remaining business from the former Plant Nutrition North America reporting unit, the Company performed an allocation of goodwill between the North America micronutrient product business classified as held for sale and the business being retained, which resulted in $6.8 million of goodwill allocated to the North America micronutrient product business as of December 31, 2020. See Note 6 for additional details.

The information below sets forth selected financial information related to the operating results of the Specialty Businesses classified as discontinued operations. While the reclassification of the Specialty Businesses’ revenue and expenses to net earnings (loss) from discontinued operations in prior periods has no impact upon previously reported results, the Consolidated Balance Sheets present the assets and liabilities that were reclassified from the specified line items to assets and liabilities held for sale and the Consolidated Statements of Operations present the revenue and expenses that were reclassified from the specified line items to discontinued operations.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized balance sheet information of assets and liabilities held for sale (in millions):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$27.3	$10.5
Receivables, less allowance for doubtful accounts of $8.3 in 2021 and $7.1 in 2020	106.8	111.5
Inventories	101.5	70.7
Property, plant and equipment, net	122.1	—
Goodwill	225.8	—
Loss recognized on held for sale classification	(240.6)	—
Other	88.0	13.8
Current assets held for sale	$430.9	$206.5

Property, plant and equipment, net	$—	$113.2
Goodwill	—	225.5
Other	—	65.4
Noncurrent assets held for sale	$—	$404.1

Current portion of long-term debt	$105.8	$53.7
Accounts payable	59.6	34.3
Accrued expenses and other current liabilities	84.3	23.4
Current liabilities held for sale	$249.7	$111.4

Long-term debt, net of current portion	$—	$38.6
Other noncurrent liabilities	—	37.5
Noncurrent liabilities held for sale	$—	$76.1

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized statements of operations information of discontinued operations (in millions), inclusive of the remaining North America micronutrient product lines abandoned during the three months ended June 30, 2021, as discussed above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$103.8	$81.0	$189.7	$149.0
Shipping and handling cost	4.8	3.6	8.7	7.0
Product cost	78.8	57.9	141.8	109.9
Gross profit	20.2	19.5	39.2	32.1
Selling, general and administrative expenses	12.7	11.9	26.1	25.2
Operating earnings	7.5	7.6	13.1	6.9
Interest expense	2.1	1.8	3.8	4.2
(Gain) loss on foreign exchange	(24.3)	0.6	(20.0)	4.3
Net (gain) loss on adjustment to fair value less estimated costs to sell	(14.6)	—	240.6	—
Net gain on sale of business	(30.8)	—	(30.8)	—
Other income, net	(0.6)	(0.4)	(0.9)	(0.5)
Earnings (loss) from discontinued operations before income taxes	75.7	5.6	(179.6)	(1.1)
Income tax expense	2.2	1.7	3.2	1.0
Net earnings (loss) from discontinued operations	$73.5	$3.9	$(182.8)	$(2.1)

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in millions):

	Six Months Ended June 30,
	2021	2020
Depreciation, depletion and amortization	$4.8	$10.8
Deferred income taxes	(9.0)	(2.5)
Loss on impairment of long-lived assets	237.6	—
Gain on sale of business	(33.7)	—
Proceeds from sale of business	56.7	—
Capital expenditures	(5.4)	(3.0)
Changes in receivables	7.2	2.6
Changes in inventories	(25.7)	(11.4)
Changes in other assets	(15.1)	(7.2)
Changes in accounts payable and accrued expenses and other current liabilities	(29.6)	18.6
Proceeds from issuance of long-term debt	21.8	22.2
Principal payments on long-term debt	(12.0)	(16.7)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

See Note 11 for disaggregation of sales by segment, type and geographical region.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
4.    Inventories:

Inventories consist of the following (in millions):

	June 30, 2021	December 31, 2020
		(Revised)
Finished goods	$234.0	$250.9
Raw materials and supplies	55.0	47.8
Total inventories	$289.0	$298.7

5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2021	December 31, 2020
Land, buildings and structures, and leasehold improvements	$540.1	$544.5
Machinery and equipment	1,076.1	1,035.4
Office furniture and equipment	55.1	50.7
Mineral interests	174.0	172.4
Construction in progress	43.6	43.7
	1,888.9	1,846.7
Less: accumulated depreciation and depletion	(1,055.1)	(995.0)
Property, plant and equipment, net	$833.8	$851.7

6.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Aggregate amortization expense	$0.4	$0.4	$0.8	$0.8
Amounts related to the Company’s goodwill are as follows (in millions):

	June 30, 2021	December 31, 2020
Plant Nutrition Segment	$52.1	$49.6
Other	6.1	6.1
Total	$58.2	$55.7
The change in goodwill between December 31, 2020, and June 30, 2021 was due to the impact from translating foreign-denominated amounts to U.S. dollars. As of June 30, 2021, there were no indicators necessitating an interim impairment test of the Company’s operating segments based on the Company’s review of operating performance.

7.    Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), foreign income, mining and withholding taxes, global intangible low-taxed income and interest expense recognition differences for book and tax purposes.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
As of June 30, 2021, and December 31, 2020, the Company had $3.4 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $0 and $0.1 million, respectively, of gross foreign federal NOL carryforwards which expire beginning in 2033, and $0.2 million of net operating tax-effected state NOL carryforwards which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for years 2002-2016. The reassessments are a result of ongoing audits and total $168.7 million, including interest, through June 30, 2021. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $123.5 million performance bond and has paid $40.1 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at June 30, 2021, and December 31, 2020), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2021, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Settlements

In 2017, the Company, the Canadian Revenue Authority (“CRA”) and the U.S. Internal Revenue Service (“IRS”) reached a settlement agreement on transfer pricing issues for the Company’s 2007-2012 tax years. During 2018, in accordance with the agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments were made to Canadian taxing authorities of $17.5 million. Additional tax payments of $5.3 million were made during 2019 with the remaining liability of $1.5 million expected to be paid in 2021. Corresponding tax refunds of $22.3 million have been received through June 30, 2021, from U.S. taxing authorities, with the remaining refund of approximately $0.7 million expected in 2021 (recorded in other current assets in the Consolidated Balance Sheets).

In 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers tax years 2013-2021. During 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments to Canadian taxing authorities of $29.9 million, with the remaining $1.4 million balance paid during 2020. Corresponding tax refunds of $60.0 million have been received through June 30, 2021, from U.S. taxing authorities, with the remaining $1.7 million expected in 2021 (recorded in other current assets in the Consolidated Balance Sheets).

8.    Pension Plans and Other Benefits:

The Company has a defined benefit pension plan for certain of its U.K. employees. Benefits of this pension plan are based on a combination of years of service and compensation levels. This plan was closed to new participants in 1992. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the pension plan concurrent with the establishment of a defined contribution plan for these employees. For more information related to the U.K. pension plan, please refer to Note 9 of the Company’s Form 10-K for the year ended December 31, 2020. In addition, the Company has a defined benefit plan applicable to certain of its Brazil employees. The pension assets, obligations and net pension expense related to this plan are immaterial. The Company also provides retirement medical, dental and life insurance benefits and post-employment vacation benefits to certain Canadian employees (collectively, the “Canadian Benefits”), which are considered other post-employment benefit obligations.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects to pay the following payments for the Canadian Benefits (in millions):

Calendar Year	Future Expected Benefit Payments
2021	$0.5
2022	0.6
2023	0.6
2024	0.7
2025	0.6
2026-2030	3.9

The following table sets forth the Company’s benefit obligation, as of December 31 (in millions):

	2020	2019
Change in benefit obligation:
Benefit obligation as of January 1	$9.4	$8.4
Service cost	0.5	0.5
Interest cost	0.8	0.7
Benefits paid	(0.5)	(0.4)
Currency fluctuation adjustment	0.4	0.2
Benefit obligation as of December 31	$10.6	$9.4

The Company uses the Projected Unit Credit Method in determining its benefit obligation. Under this method, each participant’s benefits are attributed to years of service, taking into account the projection of benefit costs. The components of net periodic cost (benefit) are also shown above.

9.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2021	December 31, 2020
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	345.8	390.0
Revolving Credit Facility due January 2025	35.0	130.3
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2023	33.2	51.2
	1,164.0	1,321.5
Less unamortized debt issuance costs	(11.2)	(12.4)
Total debt	1,152.8	1,309.1
Less current portion	—	(10.0)
Long-term debt	$1,152.8	$1,299.1

As of June 30, 2021, the term loan and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of June 30, 2021, the weighted average interest rate on all borrowings outstanding under the term loan and revolving credit facility under the Company’s credit agreement was approximately 2.1%.

In July 2021, the Company utilized cash proceeds from the sale of a component of its North America micronutrient product business and its South America specialty plant nutrition business to repay amounts borrowed against its revolving credit facility of $35.0 million. The Company also utilized an additional $265.0 million of proceeds to pay down its term loan balance.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In the first quarter of 2021, the Company made a $41.7 million required prepayment of its term loan for 2020 Excess Cash Flow (as such term is defined in the credit agreement). This prepayment, along with the prepayment made in the third quarter of 2021 described above, will reduce the future required term loan payments. As such, the Company will not have a scheduled term loan payment until January 2025.

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

10.    Commitments and Contingencies:

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

The Company conducts business operations in several countries and is subject to various federal and local labor, social security, environmental and tax laws. While the Company believes it complies with such laws, they are complex and subject to interpretation. In addition to the tax assessments discussed in Note 7, the Company’s Brazilian subsidiaries are party to administrative tax proceedings and claims which totaled $8.5 million and $7.9 million as of June 30, 2021 and December 31, 2020, respectively, and relate primarily to value added tax, state tax (ICMS) and social security tax (PIS and COFINS) assessments. The Company has assessed the likelihood of a loss at less than probable and therefore, has not established a reserve for these matters. The Company also assumed liabilities for labor-related matters in connection with the acquisition of Compass Minerals América do Sul Indústria e Comércio Ltda., which are primarily related to compensation, labor benefits and consequential tax claims that totaled $3.0 million and $3.5 million as of June 30, 2021 and December 31, 2020, respectively. The Company believes the maximum exposure for these other labor matters totaled approximately $14 million and $16 million as of June 30, 2021 and December 31, 2020, respectively. Amounts recorded are included in liabilities held for sale on the Consolidated Balance Sheets.

The Division of Enforcement of the SEC is investigating the Company’s disclosures primarily concerning the operation of the Goderich mine. The Company has cooperated with this investigation and will continue to do so. While it is not possible to

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

11.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. In connection with the planned and executed disposals discussed in Note 1, the Company has identified two reportable segments. The Specialty Businesses that comprised the Company’s former Plant Nutrition South America reportable segment and the North America micronutrient product business previously reported within the former Plant Nutrition North America reportable segment were classified as discontinued operations for all periods presented. As part of the Company’s strategic shift, the Company has renamed the former Plant Nutrition North America segment as the Plant Nutrition segment.

For the three and six months ended June 30, 2021 and 2020, the Company has presented two reportable segments: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets plant nutrients, including various grades of SOP.

Segment information is as follows (in millions):

Three Months Ended June 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$142.6	$53.8	$3.0	$199.4
Intersegment sales	—	2.5	(2.5)	—
Shipping and handling cost	44.3	7.3	—	51.6
Operating earnings (loss)	19.2	0.7	(19.0)	0.9
Depreciation, depletion and amortization	17.6	9.1	3.3	30.0
Total assets (as of end of period)	986.5	456.6	98.5	1,541.6

Three Months Ended June 30, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$121.9	$51.0	$2.3	$175.2
Intersegment sales	—	2.4	(2.4)	—
Shipping and handling cost	29.7	7.3	—	37.0
Operating earnings (loss) (restated)	22.5	6.3	(19.1)	9.7
Depreciation, depletion and amortization	17.2	9.6	3.0	29.8
Total assets (as of end of period)	947.7	515.0	36.4	1,499.1

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended June 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$511.6	$107.5	$5.8	$624.9
Intersegment sales	—	3.0	(3.0)	—
Shipping and handling cost	159.7	15.0	—	174.7
Operating earnings (loss)	110.8	6.0	(39.9)	76.9
Depreciation, depletion and amortization	35.6	17.9	6.4	59.9

Six Months Ended June 30, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$409.7	$106.4	$5.0	$521.1
Intersegment sales	—	2.7	(2.7)	—
Shipping and handling cost	119.5	15.9	—	135.4
Operating earnings (loss) (restated)	90.3	10.9	(37.2)	64.0
Depreciation, depletion and amortization	31.8	19.4	6.0	57.2

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$71.9	$—	$—	$71.9
Consumer & Industrial Salt	70.7	—	—	70.7
SOP	—	56.3	—	56.3
Eliminations & Other	—	(2.5)	3.0	0.5
Sales to external customers	$142.6	$53.8	$3.0	$199.4

Three Months Ended June 30, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$61.7	$—	$—	$61.7
Consumer & Industrial Salt	60.2	—	—	60.2
SOP	—	53.4	—	53.4
Eliminations & Other	—	(2.4)	2.3	(0.1)
Sales to external customers	$121.9	$51.0	$2.3	$175.2

Six Months Ended June 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$363.2	$—	$—	$363.2
Consumer & Industrial Salt	148.4	—	—	148.4
SOP	—	110.5	—	110.5
Eliminations & Other	—	(3.0)	5.8	2.8
Sales to external customers	$511.6	$107.5	$5.8	$624.9

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended June 30, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$276.8	$—	$—	$276.8
Consumer & Industrial Salt	132.9	—	—	132.9
SOP	—	109.1	—	109.1
Eliminations & Other	—	(2.7)	5.0	2.3
Sales to external customers	$409.7	$106.4	$5.0	$521.1
(a)Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions. Corporate assets in 2021 include assets under the Company’s AR Facility.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2021	2020	2021	2020
United States(a)	$158.3	$145.1	$475.2	$401.8
Canada	34.0	24.2	104.7	101.6
United Kingdom	6.8	5.3	41.5	17.0
Other	0.3	0.6	3.5	0.7
Total revenue	$199.4	$175.2	$624.9	$521.1
(a)United States sales exclude product sold to foreign customers at U.S. ports.

12.    Stockholders’ Equity and Equity Instruments:

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The fair value and inputs used to calculate fair value for options granted for the six months ended June 30, 2021, are included in the table below:

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

During the six months ended June 30, 2021, the Company reissued the following number of shares from treasury stock: 20,657 shares related to the exercise of stock options, 33,562 shares related to the release of RSUs which vested, 16,496 shares related to the release of PSUs which vested, and 25,258 shares related to stock payments. In 2020, the Company issued 72,454 net shares from treasury stock. The Company withheld a total of 18,853 shares with a fair value of $1.3 million related to the vesting of RSUs, PSUs, and stock payments during the six months ended June 30, 2021. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax deficiency of $0.1 million from its equity compensation awards as an increase to income tax expense during the six months ended June 30, 2021. During the six months ended June 30, 2021 and 2020, the Company

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
recorded $7.7 million (includes $1.0 million paid in cash) and $5.6 million (includes $0.5 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended June 30, 2021:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2020	868,772	$63.06	207,982	$55.68	241,794	$65.57
Granted	120,602	63.14	95,287	63.52	96,002	63.14
Exercised(b)	(20,657)	60.19	—	—	—	—
Released from restriction(b)	—	—	(37,312)	55.01	(16,496)	69.71
Cancelled/expired	(90,430)	79.58	(6,132)	62.06	(32,581)	61.65
Outstanding at June 30, 2021	878,287	$61.44	259,825	$58.50	288,719	$64.96
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.
(b)Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL as of and for the three and six months ended June 30, 2021 and 2020, are as follows (in millions):

Three Months Ended June 30, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.2)	$(315.1)	$(324.0)
Other comprehensive (loss) income before reclassifications(b)	1.2	—	26.5	27.7
Amounts reclassified from accumulated other comprehensive (loss) income	(0.2)	0.3	—	0.1
Net current period other comprehensive (loss) income	1.0	0.3	26.5	27.8
Ending balance	$1.3	$(8.9)	$(288.6)	$(296.2)

Three Months Ended June 30, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.5)	$(6.7)	$(358.5)	$(365.7)
Other comprehensive income before reclassifications(b)	0.9	—	2.5	3.4
Amounts reclassified from accumulated other comprehensive (loss) income	(0.2)	0.2	—	—
Net current period other comprehensive income	0.7	0.2	2.5	3.4
Ending balance	$0.2	$(6.5)	$(356.0)	$(362.3)

Six Months Ended June 30, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.2	$(9.4)	$(294.6)	$(303.8)
Other comprehensive income before reclassifications(b)	3.1	—	6.0	9.1
Amounts reclassified from accumulated other comprehensive (loss) income	(2.0)	0.5	—	(1.5)
Net current period other comprehensive (loss) income	1.1	0.5	6.0	7.6
Ending balance	$1.3	$(8.9)	$(288.6)	$(296.2)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended June 30, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.6)	$(6.9)	$(184.7)	$(192.2)
Other comprehensive income (loss) before reclassifications(b)	3.6	—	(171.3)	(167.7)
Amounts reclassified from accumulated other comprehensive (loss) income	(2.8)	0.4	—	(2.4)
Net current period other comprehensive income (loss)	0.8	0.4	(171.3)	(170.1)
Ending balance	$0.2	$(6.5)	$(356.0)	$(362.3)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange income (loss) of $0.7 million and $(18.5) million in the three and six months ended June 30, 2021, respectively, and $(14.4) million and $(89.9) million in the three and six months ended June 30, 2020, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three and six months ended June 30, 2021 and 2020, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended June 30,		Six Months Ended June 30,		Line Item Impacted in the Consolidated Statements of Operations
	2021	2020	2021	2020
Losses on cash flow hedges:
Natural gas instruments	$(0.3)	$(0.3)	$(0.5)	$(0.6)	Product cost
Foreign currency contracts	—	—	(2.5)	(3.6)	Interest expense
Income tax expense	0.1	0.1	1.0	1.4
Reclassifications, net of income taxes	(0.2)	(0.2)	(2.0)	(2.8)
Amortization of defined benefit pension:
Amortization of loss	0.4	0.2	0.7	0.4	Product cost
Income tax benefit	(0.1)	—	(0.2)	—
Reclassifications, net of income taxes	0.3	0.2	0.5	0.4
Total reclassifications, net of income taxes	$0.1	$—	$(1.5)	$(2.4)

13.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing risks by using derivative instruments. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The assets and liabilities recorded as of June 30, 2021 and December 31, 2020 were not material.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2021, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2022. As of June 30, 2021 and December 31, 2020, the Company had agreements in place to hedge forecasted natural gas purchases of 2.3 million and 2.5 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of June 30, 2021 and December 31, 2020 qualified and were designated as cash flow hedges. As of June 30, 2021, the Company expects to reclassify from AOCL to earnings during the next twelve months $1.6 million of net gains on derivative instruments related to its natural gas hedges.

Foreign Currency Instrument

In April 2021, the Company entered into a non-deliverable foreign currency forward of R$500.0 million Brazilian reais to buy U.S. dollars and to sell Brazilian reais. The forward matured on July 1, 2021, which coincides with the closing of the sale of the South America specialty plant nutrition business. As of June 30 2021, the Company has recorded a payable of $9.6 million included in accrued expenses and other current liabilities in its Consolidated Balance Sheet related to this instrument (see Note 14).

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

The Company holds marketable securities associated with its defined contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 13). The fair values of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

The estimated fair values for each type of instrument are presented below (in millions):

	June 30, 2021	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$—	$—
Derivatives – natural gas instruments, net	1.8	—	1.8	—
Total Assets	$3.7	$1.9	$1.8	$—
Liability Class:
Derivative - foreign exchange instrument	$(9.6)	$—	$(9.6)	$—
Liabilities related to non-qualified savings plan	(1.9)	(1.9)	—	—
Total Liabilities	$(11.5)	$(1.9)	$(9.6)	$—
(a)Includes mutual fund investments of approximately 30% in common stock of large-cap U.S. companies, 10% in common stock of small to mid-cap U.S. companies, 10% in international companies, 15% in bond funds, 5% in short-term investments and 30% in blended funds.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	December 31, 2020	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$—	$—
Derivatives – natural gas instruments, net	0.2	—	0.2	—
Total Assets	$2.1	$1.9	$0.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$—	$—
Total Liabilities	$(1.9)	$(1.9)	$—	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 15% in bond funds, 15% in short-term investments and 25% in blended funds.

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified savings plan of $1.9 million at both June 30, 2021 and December 31, 2020, are stated at fair value based on quoted market prices. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $258.8 million and $260.3 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $537.5 million and $543.1 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at June 30, 2021 and December 31, 2020 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $376.6 million and $513.8 million, respectively, compared with the aggregate principal amount at maturity of $380.8 million and $520.3 million, respectively.

Management performed an analysis for our Specialty Businesses as of March 31, 2021 and June 30, 2021, which resulted in the recognition of a loss related to an adjustment to fair value less estimated costs to sell the Specialty Businesses. The fair value measurements used in this analysis were a combination of Level 2 and Level 3 inputs. Refer to Note 2 for a discussion of fair value as it relates to the Company’s Specialty Businesses.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
15.    Earnings (loss) per Share:

The Company calculates earnings (loss) per share using the two-class method. The two-class method requires allocating the Company’s net earnings (loss) to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
		(Restated)		(Restated)
Numerator:
Net (loss) earnings from continuing operations	$(16.4)	$(7.2)	$25.5	$32.8
Less: net loss allocated to participating securities(a)	(0.3)	(0.3)	(0.6)	(0.5)
Net (loss) earnings from continuing operations available to common stockholders	(16.7)	(7.5)	24.9	32.3
Net earnings (loss) from discontinued operations available to common stockholders	72.6	3.9	(182.8)	(2.1)
Net earnings (loss) available to common stockholders	$55.9	$(3.6)	$(157.9)	$30.2

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	34,020	33,915	33,997	33,903
Weighted-average awards outstanding(b)	58	—	48	—
Shares for diluted earnings per share	34,078	33,915	34,045	33,903

Basic net (loss) earnings from continuing operations per common share	$(0.49)	$(0.22)	$0.73	$0.95
Basic net earnings (loss) from discontinued operations per common share	2.13	0.11	(5.38)	(0.06)
Basic net earnings (loss) per common share	$1.64	$(0.11)	$(4.65)	$0.89

Diluted net (loss) earnings from continuing operations per common share	$(0.49)	$(0.22)	$0.73	$0.94
Diluted net earnings (loss) from discontinued operations per common share	2.12	0.11	(5.38)	(0.06)
Diluted net earnings (loss) per common share	$1.63	$(0.11)	$(4.65)	$0.88
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 432,000 and 439,000 weighted participating securities for the three and six months ended June 30, 2021, respectively, and 411,000 and 412,000 weighted participating securities for the three and six months ended June 30, 2020, respectively.
(b)For the calculation of diluted net (loss) earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,171,000 and 1,225,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2021, respectively, and 1,255,000 and 1,265,000 weighted-average equity awards outstanding for the three and six months ended June 30, 2020, respectively, that were anti-dilutive.

16.    Revisions to Prior Period Consolidated Financial Statements:

The Company’s financial statements for the three- and six-month periods ended June 30, 2020 have been restated to correct an error in our interim inventory valuation methodology related to the capitalization of inventory variances at our Salt production mines, which resulted in a historical understatement of our first-quarter consolidated and Salt segment operating income that is completely offset in subsequent quarters with no impact to full-year operating results. This correction resulted in shifting previously reported Salt segment product costs from the first quarter to subsequent quarters.

The Company's consolidated financial statements for the three and six months ended June 30, 2020 have also been restated to correct certain immaterial items, the cumulative effect of which was considered to be too material to correct in fiscal 2021 earnings; however, the errors were not material to any annual historical periods. These adjustments primarily relate to an

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
understatement of our Canadian post-employment benefit obligations, overvaluation of bulk SOP stockpile inventory at the Company's Ogden facility, and transition taxes related to U.S. tax reform.

In the tables below, the amounts As Previously Reported represent the amounts as reported in the Company's previously filed Form 10-Q for the quarter ended June 30, 2020. The Amounts As Restated reflect adjustments to correct the errors noted above. The amounts As Currently Reported reflect the Specialty Businesses being reported as discontinued operations.

The effects of the revisions described above on the Company’s Consolidated Balance Sheet as of December 31, 2020, are as follows (in millions, except share data). The amounts As Previously Reported below reflect the impact of discontinued operations previously reported in the Form 10-Q for the quarter ended March 31, 2021:

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the revisions described above on the Company’s Consolidated Balance Sheet as of December 31, 2020, are as follows (in millions, except share data):

	As Previously Reported	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$10.6	$10.6
Receivables, less allowance for doubtful accounts	185.1	185.1
Inventories(a)	299.9	298.7
Current assets held for sale	206.5	206.5
Other(b)	55.1	55.4
Total current assets	757.2	756.3
Property, plant and equipment, net	851.7	851.7
Intangible assets, net	49.9	49.9
Goodwill	55.7	55.7
Noncurrent assets held for sale	404.1	404.1
Other	143.8	143.8
Total assets	$2,262.4	$2,261.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10.0	$10.0
Accounts payable	82.6	82.6
Accrued salaries and wages(c)	21.7	22.2
Income taxes payable	5.1	5.1
Accrued interest	9.0	9.0
Current liabilities held for sale	111.5	111.4
Accrued expenses and other current liabilities	56.4	56.4
Total current liabilities	296.3	296.7
Long-term debt, net of current portion	1,299.1	1,299.1
Deferred income taxes, net(d)	60.0	57.3
Noncurrent liabilities held for sale	76.1	76.1
Other noncurrent liabilities(c)	143.9	154.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	127.0	127.0
Treasury stock, at cost — 1,407,926 shares at December 31, 2020	(4.4)	(4.4)
Retained earnings(e)	567.3	559.1
Accumulated other comprehensive loss(f)	(303.3)	(303.8)
Total stockholders’ equity	387.0	378.3
Total liabilities and stockholders’ equity	$2,262.4	$2,261.5
(a) Amount in As Revised column reflects decrease of $1.2 million related to the SOP inventory correction.
(b) Amount in As Revised column reflects a $0.3 million tax benefit related to the SOP inventory correction.
(c) Amount in As Revised column reflects Canadian Benefits obligation, consisting of $0.4 million of current liabilities and $10.1 million of noncurrent liabilities.
(d) Amount in As Revised column reflects $2.7 million reduction of deferred tax liability related to the Canadian Benefits obligation.
(e) Amount in As Revised column reflects retained earnings reductions of $7.4 million related to the Canadian Benefits obligation and $0.8 million related to the SOP inventory correction, net of related tax effects.
(f) Amount in As Revised column reflects a $0.5 million impact of translating the Canadian Benefits obligation into U.S. dollars.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the revisions described above on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2020, are as follows (in millions, except share and per share data):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	As Restated	As Currently Reported	As Previously Reported	As Restated	As Currently Reported
Sales	$256.1	$256.1	$175.2	$670.0	$670.0	$521.1
Shipping and handling cost	40.5	40.5	37.0	142.3	142.3	135.4
Product cost(a)	149.3	156.5	98.6	374.1	371.9	262.0
Gross profit	66.3	59.1	39.6	153.6	155.8	123.7
Selling, general and administrative expenses	41.8	41.8	29.9	84.9	84.9	59.7
Operating earnings	24.5	17.3	9.7	68.7	70.9	64.0

Other expense (income):
Interest expense	17.2	17.2	15.4	36.2	36.2	32.0
Loss (gain) on foreign exchange	5.0	5.0	4.4	(9.3)	(9.3)	(13.6)
Other (income) expense, net	(0.6)	(0.6)	(0.2)	(0.4)	(0.4)	0.1
Earnings (loss) from continuing operations before income taxes	2.9	(4.3)	(9.9)	42.2	44.4	45.5
Income tax expense (benefit) for continuing operations(b)	1.2	(1.0)	(2.7)	12.9	13.7	12.7
Net earnings (loss) from continuing operations	1.7	(3.3)	(7.2)	29.3	30.7	32.8
Net earnings (loss) from discontinued operations	—	—	3.9	—	—	(2.1)
Net earnings (loss)	$1.7	$(3.3)	$(3.3)	$29.3	$30.7	$30.7

Basic net earnings (loss) from continuing operations per common share	$0.04	$(0.11)	$(0.22)	$0.85	$0.89	$0.95
Basic net earnings (loss) from discontinued operations per common share	—	—	0.11	—	—	(0.06)
Basic net earnings (loss) per common share	$0.04	$(0.11)	$(0.11)	$0.85	$0.89	$0.89

Diluted net earnings (loss) from continuing operations per common share	$0.04	$(0.11)	$(0.22)	$0.84	$0.88	$0.94
Diluted net earnings (loss) from discontinued operations per common share	—	—	0.11	—	—	(0.06)
Diluted net earnings (loss) per common share	$0.04	$(0.11)	$(0.11)	$0.84	$0.88	$0.88

Weighted-average common shares outstanding (in thousands):
Basic	33,915	33,915	33,915	33,903	33,903	33,903
Diluted	33,915	33,915	33,915	33,903	33,903	33,903
(a) Amounts in As Restated columns reflect impacts of $7.0 million and $(4.1) million related to the correction in inventory valuation methodology for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million related to the Canadian Benefits obligation for the three and six months ended June 30, 2020, respectively. Also reflected in the six months ended June 30, 2020 is an impact of $1.5 million related to the SOP inventory correction.
(b) Amounts in As Restated columns reflect changes in income tax expense of $(2.1) million and $1.2 million related to the correction in inventory valuation methodology for the three and six months ended June 30, 2020, respectively, and $(0.1) million related to Canadian Benefits obligation for the three and six months ended June 30, 2020. Also reflected in the six months ended June 30, 2020 is an impact of $(0.3) million related to the SOP inventory correction.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The following table presents the effects of the revisions to the Company’s Consolidated Statements of Stockholders’ Equity (in millions):

	Retained Earnings		Accumulated Other Comprehensive Loss
(In millions)	As Previously Reported	As Revised	As Previously Reported	As Revised
Balance, December 31, 2019(a)	$607.4	$595.6	$(192.1)	$(192.2)
Balance, March 31, 2020(b) (restated)	610.1	604.7	(365.3)	(365.7)
Balance, June 30, 2020(c) (restated)	587.0	576.7	(362.3)	(362.3)
Balance, March 31, 2021(d) (restated)	319.5	320.5	(323.5)	(324.0)
(a) Amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $6.8 million related to the SOP inventory correction and $9.3 million related to the Canadian Benefits obligation, both offset by related tax effects.
(b) Restated amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $8.3 million related to the SOP inventory correction and $8.9 million related to the Canadian Benefits obligation, as well as a retained earnings increase of $11.1 million related to the correction in inventory valuation methodology, all offset by related tax effects. Restated amount in As Revised column under the Accumulated Other Comprehensive Loss heading reflects the impact of translating the salt inventory correction and the Canadian Benefits obligation into U.S. dollars of $(0.7) million and $0.3 million, respectively.
(c) Amount in As Revised column under the Retained Earnings heading reflects the retained earnings reductions of $8.3 million related to the SOP inventory correction and $9.5 million related to the Canadian Benefits obligation, as well as a retained earnings increase of $7.0 million related to the correction in inventory valuation methodology, all offset by related tax effects.
(d) Restated amount in As Revised column under the Retained Earnings heading reflects the retained earnings increase of $11.7 million related to the correction in inventory valuation methodology, as well as a retained earnings reduction of $10.9 million related to the Canadian Benefits obligation, both offset by related tax effects. Restated amount in As Revised column under the Accumulated Other Comprehensive Loss heading reflects the impact of translating the Canadian Benefits obligation and the change in inventory valuation methodology of $(0.6) million and $0.1 million, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the adjustments described above on the Company’s Consolidated Statement of Cash Flows for the six months ended June 30, 2020, are as follows (in millions):

	Six Months Ended June 30, 2020
	As Previously Reported	As Restated
Cash flows from operating activities:
Net earnings	$29.3	$30.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	68.0	68.0
Finance fee amortization	1.5	1.5
Stock-based compensation	5.1	5.1
Deferred income taxes(a)	6.6	6.5
Unrealized foreign exchange gain	(12.6)	(12.6)
Other, net	4.0	4.0
Changes in operating assets and liabilities, net of sale:
Receivables	139.2	139.2
Inventories(b)	(35.4)	(38.0)
Other assets(c)	33.7	33.0
Accounts payable and accrued expenses and other current liabilities(d)	(1.5)	0.1
Other liabilities(e)	(4.0)	(3.6)
Net cash provided by operating activities	233.9	233.9
Cash flows from investing activities:
Capital expenditures	(42.7)	(42.7)
Other, net	(1.3)	(1.3)
Net cash used in investing activities	(44.0)	(44.0)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	64.2	64.2
Principal payments on revolving credit facility borrowings	(165.2)	(165.2)
Proceeds from issuance of long-term debt	22.2	22.2
Principal payments on long-term debt	(21.7)	(21.7)
Dividends paid	(49.5)	(49.5)
Deferred financing costs	(0.1)	(0.1)
Shares withheld to satisfy employee tax obligations	(0.7)	(0.7)
Other, net	(0.9)	(0.9)
Net cash used in financing activities	(151.7)	(151.7)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	(5.7)
Net change in cash and cash equivalents	32.5	32.5
Cash and cash equivalents, beginning of the year	34.7	34.7
Cash and cash equivalents, end of period	67.2	67.2
Less: cash and cash equivalents included in current assets held for sale	—	(27.4)
Cash and cash equivalents of continuing operations, end of period	$67.2	$39.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$32.5	$32.5
Income taxes paid, net of refunds	$(37.7)	$(37.7)
(a) Amount in As Restated column reflects the impact of deferred taxes related to the Canadian Benefits obligation.
(b) Amount in As Restated column reflects the impact of the SOP inventory correction of $1.5 million and the correction in inventory valuation methodology of $(4.1) million.
(c) Amount in As Restated column reflects reductions related to the SOP inventory correction of $0.4 million and the correction in inventory valuation methodology of $0.3 million.
(d) Amount in As Restated column reflects the impact of the correction in inventory valuation methodology.
(e) Amount in As Restated column reflects the impact of recording deferred taxes related to the Canadian Benefits obligation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales, including changes in currency exchange rates and inflation risks; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; disruptions caused by the COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats; our ability to successfully implement our strategies; the timing and outcome of the sale processes for our South America business and our ability to complete the sales of our South America businesses; the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; climate change and related laws and regulations; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 and “Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

As described further in Item 1, Note 2, on March 23, 2021, April 7, 2021 and June 28, 2021, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our North America micronutrient business and our Fermavi investment, respectively. The South America specialty plant nutrition business sale closed on July 1, 2021, and the North America micronutrient sale closed on May 4, 2021. We continue to actively pursue the sale of the South America chemicals business, and we believe this sale is probable to occur within the next twelve months.

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. As an essential business, we have continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the COVID-19 pandemic and have experienced negative impacts to our business from COVID-19, but our results of operations for the three and six months ended June 30, 2021 and 2020, were not materially affected by COVID-19.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2021, we operated 12 production and packaging facilities (excluding 9 production facilities in South America that are part of our discontinued operations), including:
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
We now have two reportable segments, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment), as discussed in Item 1, Note 11 to the Consolidated Financial Statements. Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.

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

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and six months ended June 30, 2020 and 2021, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED JUNE 30
* Refer to “—Reconciliation of Net Earnings from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2020 AND 2021

•Total sales increased 14%, or $24.2 million, due to an increase in both our Salt and Plant Nutrition segments.
•Operating earnings decreased 91%, or $8.8 million, due to a decrease in both our Salt and Plant Nutrition segments.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 21%, or $8.9 million.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Diluted net loss per share decreased $0.27 to a loss of $0.49.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2020 AND 2021

•Total sales increased 20%, or $103.8 million, due to an increase in both our Salt and Plant Nutrition segments.
•Operating earnings increased 20%, or $12.9 million, due to an increase in the Salt segment, which was partially offset by a decrease in our Plant Nutrition segment.
•Adjusted EBITDA increased 13%, or $16.6 million.
•Diluted net earnings per share decreased $0.21 to $0.73.

THREE AND SIX MONTHS ENDED JUNE 30
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2020 AND 2021

Gross Profit: Decreased 24%, or $9.4 million; Gross Margin decreased 8 percentage points to 15%
•Salt segment gross profit decreased $2.8 million primarily due to higher per-unit logistics costs which were partially offset by higher sales volumes and lower per-unit highway deicing product costs.
•The gross profit of the Plant Nutrition segment decreased $7.1 million due to higher per-unit product costs primarily due to the quality of the pond harvest at our Ogden facility, which was partially offset by higher average sales prices.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2020 AND 2021

Gross Profit: Increased 12%, or $14.9 million; Gross Margin decreased by 2 percentage point to 22%
•Salt segment gross profit increased $20.3 million primarily due to higher salt sales volumes and lower per-unit product costs, which were partially offset by lower average highway sales prices.
•The gross profit of the Plant Nutrition segment decreased $5.8 million due to higher per-unit product costs, which was partially offset by lower per-unit shipping and handling costs and higher averages sales prices.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED JUNE 30, 2020 AND 2021

SG&A: Decreased $0.6 million; Decreased 2.4 percentage points as a percentage of sales from 17.1% to 14.7%
•The decrease in SG&A expense was primarily due to lower expenses in our Plant Nutrition segment, as the 2020 period included a write off of an uncollectible account.

Interest Expense: Decreased $0.4 million to $15.0 million
•The decrease was primarily due to a decrease in our borrowings outstanding under our credit agreement.

Loss on Foreign Exchange: Decreased $3.3 million from $4.4 million to $1.1 million
•We realized foreign exchange losses of $1.1 million in the second quarter of 2021 compared to losses of $4.4 million in the second quarter of 2020 primarily due to changes in foreign currency exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Other Income: Increased $0.3 million from income of $0.2 million to income of $0.5 million
•The increase in other income is primarily due higher interest income in the current period.

Income Tax Expense (Benefit): Increased $4.4 million from a benefit of $(2.7) million to an expense of $1.7 million
•We had income tax expense in the second quarter of 2021 on pretax book losses primarily due to a refinement made in the second quarter of 2021 related to the expected pretax profit and expected tax rate for the nine month stub period with our new fiscal year ending September 30, 2021.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, global intangible low-taxed income, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.
•Our effective tax rate decreased from 27% in the second quarter of 2020 to (12%) for the second quarter of 2021 primarily due to income tax expense on pretax book losses resulting from a refinement made in the second quarter of 2021 related to the expected pretax profit and expected tax rate for the nine month stub period with our new fiscal year ending September 30, 2021.

Net Earnings from Discontinued Operations: Increased from income of $3.9 million to income of $73.5 million
•The net earnings from discontinued operations includes the gain recognized for the sale of a component of the North America product micronutrient business in May 2021 of $30.8 million and the adjustment as required by U.S. GAAP of approximately $14.6 million of the change in fair value less estimated costs to sell our South America chemicals and specialty plant nutrition businesses that was recorded in the first quarter of 2021. The first quarter impairment primarily resulted from the accumulated currency translation adjustment due to the significant weakening of the Brazilian real since the acquisition of these businesses. In the second quarter, we updated the expected proceeds and the foreign exchange rates, which resulted in the reduction of the loss in the second quarter of 2021. Additionally, the strengthening of the Brazilian real also resulted in a gain on foreign exchange of $24.3 million for the three months ended June 30, 2021, compared to a loss on foreign exchange of $0.6 million for the three months ended June 30, 2020.
•Our operating earnings for our South America chemicals and specialty nutrition businesses improved by $1.5 million and the North America micronutrient product business declined by $0.4 million. The improvements in our South America businesses were due to higher average sales prices, which were partially offset by lower chemical sales volumes. The North America micronutrient product business declined primarily due to lower average sales prices and the write off of the remaining inventory that was not included in the sale of the business.

COMMENTARY: SIX MONTHS ENDED JUNE 30, 2020 AND 2021

SG&A: Increased $2.0 million; Decreased 1.6 percentage points as a percentage of sales from 11.5% to 9.9%
•The increase in SG&A expense was primarily due to higher corporate professional services fees and higher incentive compensation.

Interest Expense: Decreased $1.3 million to $30.7 million
•The decrease was primarily due to a decrease in outstanding borrowings under our credit agreement and a decrease in our weighted average interest rate during the period.

Loss (Gain) on Foreign Exchange: Increased $16.8 million from income of $(13.6) million to an expense of $3.2 million
•We realized a foreign exchange loss of $3.2 million in the first six months of 2021 compared to a gain of $(13.6) million in the first six months of 2020 due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Other (Income) Expense: Increased $0.3 million from a loss of $0.1 million to income of $(0.2) million
•The increase is due to higher interest income and amounts related to our non-qualified deferred compensation plans.

Income Tax Expense: Increased $5.0 million from $12.7 million to $17.7 million
•The increase in income tax expense was primarily due to a higher effective tax rate for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, global intangible low-taxed income, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.
•Our effective tax rate increased from 28% in the first half of 2020 to 41% in the first half of 2021 reflecting the change to the expected tax rate for the nine month stub period due to our new fiscal year ending September 31, 2021.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Operating Segment Performance

The following financial results represent consolidated financial information with respect to sales from our Salt and Plant Nutrition segments. The results of operations of the consolidated records management business, and other incidental revenues, include sales of $3.0 million and $2.3 million for the second quarter of 2021 and 2020, respectively and $5.8 million and $5.0 million for the first six months of 2021 and 2020. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Salt Sales (in millions)	$142.6	$121.9	$511.6	$409.7
Salt Operating Earnings (in millions)	$19.2	$22.5	$110.8	$90.3
Salt Sales Volumes (thousands of tons)
Highway deicing	1,212	1,021	5,762	4,125
Consumer and industrial	445	400	923	869
Total tons sold	1,657	1,421	6,685	4,994
Average Salt Sales Price (per ton)
Highway deicing	$59.42	$60.32	$63.04	$67.08
Consumer and industrial	$158.78	$150.77	$160.81	$152.97
Combined	$86.12	$85.77	$76.54	$82.02
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2020 AND 2021

•Salt sales increased 17%, or $20.7 million, primarily due to higher Salt sales volumes.
•Average sales prices increased slightly and contributed $2.5 million to the increase in Salt sales due to higher consumer and industrial prices, which were mostly offset by lower highway deicing average sales prices.
•Highway deicing average sales prices decreased 1% due to lower North American highway deicing contract prices for the 2020-2021 winter season. Consumer and industrial average sales prices increased 5% due to product sales mix and higher prices in 2021.
•Salt sales volumes increased 17%, or 236,000 tons, and contributed $18.3 million to the sales increase. Highway deicing sales volumes increased 19%, primarily as a result of customers fulfilling minimum commitments, early fills from customers and higher sales volumes to chemical customers. Consumer and industrial sales volumes increased 11%, primarily due to the COVID-19 pandemic lowering sales volumes in the prior period.
•Salt operating earnings decreased 15%, or $3.3 million, due to higher per-unit shipping and handling costs and higher consumer and industrial per-unit product costs, partially offset by higher sales volumes, higher consumer and industrial average sales prices and lower per-unit highway deicing product costs.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMMENTARY: SIX MONTHS ENDED JUNE 30, 2020 AND 2021

•Salt sales increased 25%, or $101.9 million, primarily due to higher Salt sales volumes.
•Salt average sales prices decreased 7% and partially offset the increase in Salt sales by $16.1 million due to lower highway deicing sales prices.
•Highway deicing average sales prices decreased 6% due to lower North American highway deicing contract prices for the 2020-2021 winter season. Consumer and industrial average sales prices increased 5% primarily due to product sales mix and higher prices.
•Salt sales volumes increased 34% and contributed $118.1 million to the sales increase. Highway deicing sales volumes increased 40% primarily as a result of an increase in winter weather activity in February 2021 in the U.S. and the first quarter of 2021 in the U.K. and an increase in sales volumes, primarily due to customers fulfilling minimum commitments and early fill sales in the second quarter of 2021. Consumer and industrial sales volumes increased 6% due to an increase in both deicing sales volumes and non-deicing volumes primarily due to an increase in winter weather events and the impact of the COVID-19 pandemic in the prior period.
•Salt operating earnings increased 23%, or $20.5 million, due to higher deicing sales volumes and lower highway deicing per-unit product cost. The improved per unit product cost is primarily due to higher operating rates at our U.K. and Goderich mines as well as higher 2020 costs due to purchased salt and expenses stemming from upgrades to mining equipment at our Goderich mine. The increase in operating earnings was partially offset by higher per-unit product cost at our consumer and industrial facilities primarily due to lower production volumes.

Plant Nutrition (Formerly Plant Nutrition North America)

THREE AND SIX MONTHS ENDED JUNE 30

	2Q 2021	2Q 2020	YTD 2021	YTD 2020
Plant Nutrition Sales (in millions)	$53.8	$51.0	$107.5	$106.4
Plant Nutrition Operating Earnings (in millions)	$0.7	$6.3	$6.0	$10.9
Plant Nutrition Sales Volumes (thousands of tons)	88	89	182	184
Plant Nutrition Average Sales Price (per ton)	$610	$575	$591	$578
COMMENTARY: THREE MONTHS ENDED JUNE 30, 2020 AND 2021

•Plant Nutrition sales increased 5%, or $2.8 million due to higher average sales prices, which was partially offset by slightly lower sales volumes.
•Plant Nutrition sales volumes were slightly lower than the prior year.
•Plant Nutrition average sales prices increased 6%, resulting in a $3.1 million increase in sales.
•Plant Nutrition operating earnings decreased $5.6 million to $0.7 million primarily due to higher per-unit product costs resulting from lower production yields and volumes, which primarily resulted from a lower quality pond harvest at our Ogden facility coupled with a shortened production year. The higher per-unit product costs were partially offset by higher average sales prices and lower SG&A expenses.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMMENTARY: SIX MONTHS ENDED JUNE 30, 2020 AND 2021

•Plant Nutrition sales were $1.1 million higher than prior year as higher average sales prices were partially offset by slightly lower sales volumes.
•Plant Nutrition sales volumes decreased 1%, or 2,000 tons, which resulted in a $1.2 million decrease in sales.
•Plant Nutrition average sales prices increased 2%, contributing $2.3 million to the increase in sales.
•Plant Nutrition operating earnings decreased $4.9 million to $6.0 million primarily due to higher per-unit product costs due to lower production yields and volumes, which primarily resulted from a lower quality pond harvest at our Ogden facility coupled with a shortened production year. The higher per-unit product costs were partially offset by higher average sales prices, lower per-unit shipping and handling costs due to a higher mix of direct shipments to customers compared to the prior year and lower SG&A expenses.

Outlook for Continuing Operations for the January 1 to September 30, 2021 fiscal year (“Fiscal Year 2021”)
•Given higher Salt sales volumes in the first six months of 2021, we expect Salt sales volumes for Fiscal Year 2021 to range from 8.6 million tons to 9.0 million tons.
•Plant Nutrition sales volumes for Fiscal Year 2021 are expected to range from 230,000 tons to 240,000 tons.
•Fiscal Year 2021 capital expenditures are expected to be approximately $70 million.
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

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2021, we had $11.6 million of cash and cash equivalents (in our Consolidated Balance Sheets) that were either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which we have recorded $4.9 million of income tax expense as of June 30, 2021 for foreign withholding tax and state income taxes. Additionally, with the sale of the South America specialty plant nutrition business, we are changing our permanently reinvested assertion and we now expect to repatriate an additional $139 million of unremitted foreign earnings on which we recorded $0.5 million of income tax benefit in the second quarter of 2021. Due to our ability to generate adequate levels of domestic cash flow on an annual basis, it is our current intention to continue to reinvest all remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our domestic and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Item 1, Note 7 of our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In 2017, we reached a settlement agreement with the Canadian Revenue Authority and the U.S. Internal Revenue Service on transfer pricing issues for our 2007-2012 tax years. During 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments to Canadian taxing authorities of $17.5 million. Additional tax payments of $5.3 million were made during 2019 with the remaining liability of $1.5 million expected to be paid in 2021. Corresponding tax refunds of $22.3 million have been received through June 30, 2021 from U.S. taxing authorities, with the remaining refund of approximately $0.7 million expected in 2021. Additionally during 2018, we reached a settlement agreement with federal Canadian and U.S. tax authorities on transfer pricing and management fees as part of an advanced pricing agreement covering tax years 2013-2021. During 2019, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $106.1 million to our Canadian subsidiary and tax payments were made to Canadian taxing authorities of $29.9 million with the remaining $1.4 million balance paid during 2020. Corresponding tax refunds of $60.0 million have been received through June 30, 2021, from U.S. taxing authorities, of which $55 million was

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Cash and cash equivalents as of June 30, 2021, of $53.6 million included cash held for sale of $27.3 million. We generated $210.4 million of operating cash flows and collected $56.7 million from the sale of a component of our North America micronutrient business in the first six months of 2021. In the first six months of 2021, we used cash on hand and cash flows from operations and investing activities to pay $147.8 million of net long-term debt, to fund capital expenditures of $39.0 million and pay dividends on our common stock of $48.7 million. Cash and cash equivalents from continuing operations of $26.3 million increased $15.7 million from December 31, 2020. Cash flows from continuing operations totaled $255.4 million during the six months ended June 30, 2021, including income from continuing operations of $25.5 million, a net working capital increase of $188.8 million driven by the seasonality of our Salt business and depreciation, depletion and amortization of $59.9 million. Our working capital included lower receivables as of June 30, 2021 compared to December 31, 2020 primarily due to the seasonality of our Salt business as the winter weather in the fourth quarter each year typically increases our December 31 receivables balance. In addition, our current assets increased as of as of June 30, 2021, compared to December 31, 2020, due to long-term assets being classified as held for sale as of March 31, 2021. In addition, current liabilities increased as of as of June 30, 2021, compared to December 31, 2020, due to long-term liabilities being classified as held for sale as of March 31, 2021.

As of June 30, 2021, we had $1.16 billion of indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $380.8 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $35.0 million borrowed against our revolving credit facility (see Item 1, Note 9 of our Consolidated Financial Statements for more detail regarding our debt). We had $13.6 million of outstanding letters of credit as of June 30, 2021, which reduced our revolving credit facility borrowing availability to $251.4 million.

On March 23, 2021, we entered into a definitive agreement to sell our South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing we received gross proceeds of approximately $432.3 million, including $12.7 million in working capital adjustments (in each case, based on exchange rates at the time of closing), comprised of a cash payment of approximately $325.5 million and an additional $106.8 million in net debt assumed by ICL Brasil Ltd. The terms of the definitive agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in 2022 and calculated on a sliding scale, if the South America specialty plant nutrition business achieves certain full-year 2021 EBITDA performance targets. The Brazilian debt, presented in liabilities held for sale (see Item 1, Note 2), was deducted from gross proceeds from the transaction. We recorded a non-cash impairment (recovery) loss of $(15.5) million and $237.6 million on our South America businesses during the three and six months ended June 30, 2021, respectively. The impairment loss for the six months ended June 30, 2021 is due primarily to the significant weakening of the Brazilian real since the date of acquisition of these businesses. This was partially offset by updated estimated proceeds and the impact of the subsequent strengthening of Brazilian real during the three months ended June 30, 2021.

On April 7, 2021, we entered into a definitive agreement to sell a component of our North America micronutrient business to Koch Agronomic Services, LLC, a subsidiary of Koch Industries. On May 4, 2021, we completed the sale for approximately $56.7 million.

In July 2021, we utilized cash proceeds from the sales noted above to repay amounts borrowed against our revolving credit facility of $35.0 million. An additional $265.0 million was utilized to pay down our term loan balance leaving $80.8 million outstanding. As a result, we have approximately $864.0 million of indebtedness following the sales of a component of our North America micronutrient business and our South America specialty plant nutrition business.

In the first quarter of 2021, we made a $41.7 million required prepayment of our term loan for 2020 Excess Cash Flow (as such term is defined in the credit agreement). This prepayment, along with the prepayment made in the third quarter of 2021 described above, will reduce the future required term loan payments. As such, we will not have a scheduled term loan payment until January 2025.

On June 30, 2020, certain of our U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility of up to $100 million of borrowings with PNC Bank, National Association, as administrative agent and lender, and PNC

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Capital Markets, LLC, as structuring agent. As of June 30, 2021 we had $33.2 million of outstanding loans under this accounts receivable financing facility. See Item 1, Note 9 of our Consolidated Financial Statements for more information.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and impair our ability to operate our business or pursue our business strategies. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our term loans and revolving credit facility, including the total leverage ratio and interest coverage ratio, in order to make payments on our debt or pay dividends to our stockholders. We must also comply with the terms of our indenture governing our senior notes. Although we are in compliance with our debt covenants as of June 30, 2021, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The table below provides a summary of our cash flows by category:

SIX MONTHS ENDED JUNE 30, 2021	SIX MONTHS ENDED JUNE 30, 2020
Operating Activities:
» Net loss was $157.3 million.	» Net earnings were $30.7 million.
» Non-cash depreciation and amortization expense was $64.7 million.	» Non-cash depreciation and amortization expense was $68.0 million.
» Working capital items were a source of operating cash flows of $126.4 million.	» Working capital items were a source of operating cash flows of $130.7 million.
» Non-cash impairment loss of $237.6 million.
Investing Activities:
» Net cash flows provided by investing activities included proceeds of $56.7 million from the sale of a component of our North America micronutrient business.	» Net cash flows used by investing activities included $42.7 million of capital expenditures.
» Investing activity proceeds were offset by $39.0 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $48.7 million.	» Net cash flows used by financing activities included the payment of dividends of $49.5 million.
» In addition, we had net payments on our debt of $147.8 million.	» In addition, we had net payments on our debt of $100.5 million.

Other Matters

See Item 1, Notes 7 and 10 of our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) earnings from continuing operations	$(16.4)	$(7.2)	$25.5	$32.8
Interest expense	15.0	15.4	30.7	32.0
Income tax expense (benefit)	1.7	(2.7)	17.7	12.7
Depreciation, depletion and amortization	30.0	29.8	59.9	57.2
EBITDA from continuing operations	30.3	35.3	133.8	134.7
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	2.2	2.5	6.1	4.9
Loss (gain) on foreign exchange	1.1	4.4	3.2	(13.6)
Other (income) expense, net	(0.5)	(0.2)	(0.4)	0.1
Adjusted EBITDA from continuing operations	33.1	42.0	142.7	126.1
Adjusted EBITDA from discontinued operations	8.4	13.0	19.2	18.0
Adjusted EBITDA	$41.5	$55.0	$161.9	$144.1
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
Seasonality

We experience a substantial amount of seasonality in our sales. Our sales of our salt deicing products are seasonal. Consequently, our Salt segment sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each calendar year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America, we seek to stockpile sufficient quantities of deicing salt in the second, third and fourth quarters of the calendar year to meet the estimated requirements for the winter season.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of June 30, 2021, due to the material weakness described below.

The Company identified a material weakness in internal control over financial reporting during the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. The Company did not have properly designed controls and policies to analyze inventory variances that required capitalization for their salt inventory at interim reporting dates. Refer to Item 1, Note 16 to the unaudited Consolidated Financial Statements for further information. The Company determined that the material weakness existed at December 31, 2020 and has reassessed its conclusion on management’s report on internal controls over financial reporting included in the Company’s 2020 Form 10-K. Management will re-issue its report by amending the Company’s previously filed 2020 Form 10-K and will conclude that the Company did not maintain effective controls over financial reporting at December 31, 2020. The Company’s independent registered public accounting firm will also be re-issuing their report in amended 2020 Form 10-K and will express an adverse opinion on internal controls over financial reporting as of December 31, 2020.

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness resulted in material misstatements in the unaudited quarterly information presented in Note 17 of our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “1Q 2021 Form 10-Q”).

Notwithstanding such material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our unaudited Consolidated Financial Statements included in this Quarterly Report on

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

In designing and evaluating our disclosure controls and procedures, management recognizes that any control, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Remediation Efforts and Status of Material Weakness

The Company is in the process of enhancing the design of certain internal controls over financial reporting related to accounting for inventory in interim periods under ASC Topic 330 – Inventory and ASC Topic 270 - Interim Reporting in accordance with a remediation plan for the material weakness, which includes updating the Company’s inventory valuation policy and subsequent application of the policy. These enhanced controls will be tested for effectiveness in future periods. In addition, the Company is working to promptly amend its previously-filed 2020 Form 10-K and 1Q 2021 Form 10-Q, as described in Note 1 to the Company’s Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Part I, Item 1, Note 7 and Part I, Item 1, Note 10 of our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition. There have been no material developments since December 31, 2020 with respect to our legal proceedings, except as described in Part I, Item 1, Note 7 and Part I, Item 1, Note 10 of our Consolidated Financial Statements.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

Item 5.    Other Information

In connection with the change to our fiscal year end, we announced changes to the deadlines for stockholders to recommend nominees to the our board of directors. See the Company’s Current Report on Form 8-K filed on June 25, 2021, for more information.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1*	Summary of Non-Employee Director Compensation, as of May 18, 2021.
10.2*	Consulting Agreement, dated May 17, 2021, between Compass Minerals International, Inc. and Valdemar L. Fischer.
10.3*	Good Reason Acknowledgement.
31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**
Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.

95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 13, 2021	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer
(Principal Financial and Accounting Officer)