Form 10-K/A
period 2020-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2021-09-03
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The number of shares outstanding of the registrant’s $0.01 par value common stock at February 23, 2021 was 33,974,215 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders held on May 18, 2021	Part III, Items 10, 11, 12, 13 and 14

EXPLANATORY NOTE

Compass Minerals International, Inc. (collectively with its subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A” or this “report”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021 (the “Original Report”). The Company is filing this Form 10-K/A to correct an error in its interim inventory valuation methodology related to the capitalization of inventory variances at its Salt production mines, which resulted in a historical understatement of its first-quarter consolidated and Salt segment operating income that is completely offset in subsequent quarters with no impact to full-year operating results. This correction resulted in shifting previously reported Salt segment product costs from the first quarter of 2020 and 2019, respectively, to subsequent quarters. The correction did not impact full-year operating results but did impact the unaudited quarterly results in Note 17 of the Original Report.

The Company's consolidated financial statements for the periods covered in the Original Report have been revised to correct certain immaterial errors for which the accumulated effect was considered to be too material to correct through fiscal 2021 earnings. These were primarily adjustments to recognize Canadian other post-employment benefit obligations, the value of bulk SOP stockpile inventory at the Company's Ogden facility and certain transition taxes related to U.S. tax reform. The Company is also revising its disclosures in Part II, Item 9A, “Controls and Procedures” to discuss the material weakness in internal controls that resulted in filing this Form 10-K/A and for other items.

The Company concluded that certain of its assets met the criteria for classification as held for sale and discontinued operations in the first quarter of 2021. In accordance with United States generally accepted accounting principles (“U.S. GAAP”), the Company has separately presented assets and liabilities held for sale and discontinued operations for all periods presented in its Consolidated Balance Sheets and Consolidated Statements of Operations in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Report, in its entirety, as amended to reflect the corrections and adjustments described above. The Company has presented information that occurred subsequent to the filing date of the Original Report throughout this filing and in its Subsequent Events footnote. Information not affected by the corrections and adjustments referred to above is unchanged and reflects disclosures made at the time of the filing of the Original Report.

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Form 10-K/A.

COMPASS MINERALS INTERNATIONAL, INC.

1	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

In the first quarter of 2021, we concluded that certain of our assets met the criteria for classification as assets held for sale and discontinued operations. In accordance with U.S. GAAP, we have presented this information in our Consolidated Financial Statements for all periods presented. The information in Part I of this Form10-K/A has not been updated to present the effects of these items. Please refer to Part II, Item 8, Note 19 to our Consolidated Financial Statements for more information.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K/A, including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; the impact of the COVID-19 pandemic on us; our outlook, including expected sales volumes and the timing and the outcome of the strategic evaluation and potential sale of our South America businesses; existing or potential capital expenditures, capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the United States (“U.S.”); repatriation of foreign earnings to the U.S.; our ability to optimize cash accessibility and minimize tax expense; the impact of the U.S. Tax Cuts and Jobs Act; our debt service requirements; our liquidity needs; outcomes of matters with taxing authorities; and the seasonality of our business, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
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

•our indebtedness and inability to pay our indebtedness;

•restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments;

•tax liabilities;

2	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

•climate change and related laws and regulations;

•domestic and international general business and economic conditions; and

•other risk factors included in this report or reported from time to time in our filings with the SEC. See “Where You Can Find More Information.”

3	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

4	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

5	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

6	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

7	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

8	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
•specialty plant nutrients - trace elements of iron, manganese, copper, boron, zinc, molybdenum, chlorine and nickel.

9	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

10	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

11	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

12	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

13	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

14	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

15	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

16	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
(6)Consists of a lease expiring in 2037 and a lease expiring in 2030 subject to our right of renewal through 2051.
(7)Held through a 50% ownership interest in a joint venture with Fermavi Eletroquímica Ltda.
(8)Consists of several leases which can be extended upon their expiration.

17	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

18	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our principal operating facilities as of December 31, 2020:

U.K.
NORTH AMERICA
LOCATION KEY
Headquarters
Research & Development
Underground Salt Mining
Storage/Records Management
Solar Evaporation
Sales Office
Mechanical Evaporation
Packaging Facilities
Production Facilities
SOUTH AMERICA

19	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We are also impacted by the U.S. Clean Air Act (the “Clean Air Act”) and other EHS laws and regulations that regulate air emissions. These regulatory programs may require us to make capital expenditures (for example, by installing expensive emissions abatement equipment), modify our operational practices, obtain additional permits or make other expenditures, which could be significant. Pursuant to the Clean Air Act, the Environmental Protection Agency reclassified the Great Salt Lake area as a “serious” non-attainment area in May 2017 due to the presence of certain air pollutants. Because our Ogden facility is located in this area, this re-classification could lead to new regulations that could require us to make significant expenditures or

20	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

21	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
ITEM 1A.    RISK FACTORS

We are subject to a number of risks which could have a material adverse effect on our business, financial condition, results of operations and the value of our securities. You should carefully consider the following risks and all of the information set forth in this report. The risks described below include risks relating to assets and liabilities presented as held for sale and discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations in this Form 10-K/A. The risks described below are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

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

22	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

23	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

24	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

25	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

26	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

27	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

28	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

29	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

30	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

31	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

32	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

33	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

34	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Information about our Executive Officers
Below is information about each person who was or is an executive officer as of December 31, 2020, and as of the date of the filing of this report. The table sets forth each person’s name, position and age as of the date of the filing of the Original Report.

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

35	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

36	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

37	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 6.    SELECTED FINANCIAL DATA

The information included in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes thereto included elsewhere in this report.

	For the Year Ended December 31,
(Dollars in millions, except share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Sales	$1,004.9	$1,085.1	$1,079.5	$967.5	$1,006.8
Shipping and handling cost(a)	250.3	294.6	300.2	247.0	238.7
Product cost(a)	534.8	558.0	595.4	509.8	501.9
Depreciation, depletion and amortization(b)	117.8	112.6	111.3	96.2	82.6
Selling, general and administrative expenses(a)	116.8	112.9	104.4	101.1	95.9
Operating earnings(a)	103.0	119.6	79.5	109.6	170.4
Interest expense	62.7	58.3	51.2	39.6	26.0
Net earnings from continuing operations(a)	42.6	40.3	32.1	1.1	104.0
Net earnings available for common stock(a)	41.5	39.4	31.6	0.6	103.5
Share Data:
Weighted-average common shares outstanding (in thousands):
Basic	33,928	33,882	33,848	33,819	33,776
Diluted	33,928	33,882	33,848	33,820	33,780
Net earnings (loss) from continuing operations per share:
Basic	$1.22	$1.16	$0.93	$0.02	$3.06
Diluted	1.22	1.16	0.93	0.02	3.06
Cash dividends declared per share	2.88	2.88	2.88	2.88	2.78
Balance Sheet Data (at year end):
Total cash and cash equivalents	$10.6	$18.0	$17.2	$27.0	$43.3
Total assets(c)	2,261.5	2,438.2	2,367.4	2,571.0	2,466.5
Total debt(c)	1,309.1	1,295.9	1,269.7	1,250.0	1,194.2
(a)In the fourth quarter of 2020, we released an $11.0 million domestic tax reserve due to statute expiration. In 2019, we incurred $2.8 million of additional logistics costs related to Mississippi River flooding and $2.3 million of severance and other costs related to executive transition. In 2018, we incurred costs of $5.1 million related to the transition of our Chief Executive Officer. Also in 2018, we recorded a tax benefit of $1.3 million related to the U.S. Tax Cuts and Jobs Act and incurred $5.1 million of tax expense related to the repatriation of approximately $150 million. In the fourth quarter of 2017, we recorded a net charge of $40.7 million in connection with the U.S. Tax Cuts and Jobs Act and $13.8 million related to a tax settlement with the U.S. and Canadian tax authorities. In addition, we incurred $4.3 million of restructuring charges.
(b)Depreciation, depletion and amortization include amounts also included in product cost and in selling, general and administrative expenses.

38	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Our plant nutrition business is the leading producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf. As of December 31, 2020, we operate 12 production and packaging facilities with more than 2,000 personnel throughout the U.S., Canada, Brazil and the U.K, including:
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
We concluded that certain of our assets met the criteria for classification as held for sale and discontinued operations in the first quarter of 2021, as discussed further in the “Discontinued Operations” section below. As a result, we are presenting two reportable segments, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment) in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Item 8, Note 15 to the Consolidated Financial Statements for more information. Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.
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
As described further in Item 8, Note 19, on March 23, 2021, April 7, 2021 and June 28, 2021, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our North America micronutrient business and our Fermavi investment, respectively. The South America specialty plant nutrition business sale closed on July 1, 2021, the North America micronutrient sale closed on May 4, 2021, and the sale of our Fermavi investment closed on August 20, 2021. We continue to actively pursue the sale of the South America chemicals business, and we believe this sale is probable to occur within the next twelve months.
We believe there is a single disposal plan representing a strategic shift that will have a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, current

39	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
•Operations and sales: The COVID-19 pandemic has not interrupted the operations of our mining and manufacturing facilities in North America. Operations at our U.K. salt mine were idled near the end of March 2020 through mid-May 2020 due to the very mild winter weather experienced in that market, along with U.K. government guidance on COVID-19 preventative measures. During 2020, we also experienced an impact to some of our sales channels due to manufacturing outages and retail disruptions related to COVID-19, primarily for our non-deicing salt products. In total, we estimate that the combined impact of lost sales and incremental operating costs related to the COVID-19 pandemic totaled approximately $9 million on a year-to-date basis.
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

40	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED RESULTS COMMENTARY: 2019 – 2020

•Total sales decreased $80.2 million, due to a decrease in the Salt segment, partially offset by an increase in the Plant Nutrition segment.
•Operating earnings decreased 14%, or $16.6 million, due to lower operating earnings in our Salt and Plant Nutrition segments and higher corporate expense.
•Diluted earnings per share increased 5%, or $0.06.
•EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 5%, or $13.1 million.

CONSOLIDATED RESULTS COMMENTARY: 2018 – 2019

•Total sales increased $5.6 million, due to an increase in the Salt segment, partially offset by a decrease in the Plant Nutrition segment.
•Operating earnings increased 50%, or $40.1 million, due to higher operating earnings in our Salt segment, which was partially offset by lower operating earnings in our Plant Nutrition segment.
•Diluted earnings per share increased 25%, or $0.23.
•Adjusted EBITDA* increased 19%, or $39.3 million.
GROSS PROFIT & GROSS MARGIN COMMENTARY: 2019 – 2020

Gross Profit: Decreased 5%, or $12.7 million; Gross Margin increased 1 percentage point to 22% from 21%
•Salt segment gross profit decreased $8.7 million primarily due to lower sales volumes, which were partially offset by higher average sales prices and lower logistics costs (see “—Operating Segment Performance—Salt” for additional information).
•Plant Nutrition segment gross profit decreased $4.7 million primarily due to lower average sales prices and higher product costs due to feedstock inconsistency and unplanned downtime at our Ogden facility.

GROSS PROFIT & GROSS MARGIN COMMENTARY: 2018 – 2019

Gross Profit: Increased 26%, or $48.6 million; Gross Margin increased 4 percentage points to 21% from 17%
•Salt segment gross profit increased $53.4 million primarily due to higher average sales prices, which were partially offset by lower sales volumes, increased per-unit shipping and handling costs and higher product costs (see “—Operating Segment Performance—Salt” for additional information).
•The Plant Nutrition segment gross profit decreased $4.4 million primarily due to lower sales volumes and higher per-unit shipping and handling costs due to an unfavorable geographic sales mix.

OTHER EXPENSES AND INCOME COMMENTARY: 2019 – 2020

SG&A: Increased $3.9 million; Increased 1.2 percentage points as a percentage of sales to 11.6% from 10.4%
•The increase in SG&A expense was primarily due to higher corporate incentive compensation and higher corporate depreciation expense, partially offset by lower travel expenses due to COVID-19.

Interest Expense: Increased $4.4 million to $62.7 million
•The increase was primarily due to an increase in interest rates due to the refinancing of our debt in the fourth quarter of
2019, which was partially offset by lower debt levels.

41	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(Gain) loss on Foreign Exchange: Improved $16.4 million from a loss of $11.8 million in 2019 to a gain of $4.6 in 2020
•The improvement of $16.4 million was due primarily to changes in foreign currency exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Other, Net: Increased $0.3 million from expense of $0.1 million to expense of $0.4 million
•The increase in other, net is primarily due to fees related to our U.S. securitization facility and lower interest income in 2020.

Income Tax Expense for Continuing Operations: Decreased $7.2 million to $1.9 million
•Income tax expense and our income tax rate decreased in 2020 due to the release of domestic tax reserves in 2020.
•Our effective tax rate decreased from 18% in 2019 to 4% in 2020. Our effective tax rate in 2020 was impacted by the release of domestic tax reserves due to statute expirations.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes, global intangible low-taxed income (“GILTI”) and interest expense recognition differences for tax and financial reporting purposes.

Net Earnings from Discontinued Operations: Unchanged at $20.5 million
•Operating earnings for the Brazil businesses increased $0.3 million from 2019 due to higher sales volumes and improved chemical margins due to production efficiencies, which were mostly offset by the weaker Brazilian reais and higher SG&A costs in local currency due to incentive compensation and professional services.
•Operating earnings for our North America micronutrient product business increased by $4.1 million due to higher sales volumes and lower SG&A expenses in the current period.
•These increases were offset by other non-operating expenses in 2020 in Brazil.

OTHER EXPENSES AND INCOME COMMENTARY: 2018 – 2019

SG&A: Increased $8.5 million; Increased 0.7 percentage points as a percentage of sales to 10.4% from 9.7%
•The increase in SG&A expense was primarily due to higher employee-related costs to bolster operational and mining expertise in our Salt and Plant Nutrition segments, corporate incentive compensation and higher corporate professional services expense.

Interest     Expense: Increased $7.1 million to $58.3 million
•The increase was primarily due to an increase in average outstanding borrowings under our revolving credit facility and higher interest rates on our term loans.

Loss (gain) on Foreign Exchange: Decreased from gain of $10.4 million to loss of $11.8 million
•The change resulted from differences in foreign exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Other, Net: Decreased $1.8 million from income of $1.7 million to expense of $0.1 million
•The decrease was primarily due to debt refinance fees and lower interest income in 2019.

Income Tax Expense: Increased $0.8 million to $9.1 million
•Income tax expense increased in 2019 due to higher pretax book income in 2019 compared to 2018.
•Our effective tax rate decreased from 21% in 2018 to 18% in 2019.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

Net Earnings from Discontinued Operations: Decreased $12.2 million to $20.5 million
•Operating earnings for the Brazil businesses decreased $8.2 million from 2018 due to lower chemical solutions prices, higher raw materials input costs and continued investment in our direct to grower sales force.
•Operating earnings for our North America micronutrient product business decreased by $2.9 million due to lower sales volumes, which were partially offset by higher average sales prices.

42	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

OPERATING SEGMENT PERFORMANCE

The following financial results represent consolidated financial information with respect to sales from our Salt and Plant Nutrition segments for the years ended December 31, 2020, 2019 and 2018. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.
The results of operations of the consolidated records management business and other incidental revenues include sales of $10.1 million, $9.7 million and $10.5 million for 2020, 2019 and 2018, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

SALT SEGMENT RESULTS

	2020	2019	2018
Salt Sales (in millions)	$779.4	$889.5	$858.1
Salt Operating Earnings (in millions)	$161.0	$167.2	$115.5
Salt Sales Volumes (thousands of tons)
Highway deicing	7,534	8,748	9,597
Consumer and industrial	1,906	2,175	2,030
Total tons sold	9,440	10,923	11,627
Average Salt Sales Price (per ton)
Highway deicing	$62.89	$62.36	$55.44
Consumer and industrial	$160.33	$158.09	$160.65
Combined	$82.56	$81.43	$73.80
SALT SEGMENT RESULTS COMMENTARY: 2019 – 2020

•Salt sales decreased 12%, or $110.0 million, due to lower Salt sales volumes, which was partially offset by higher average sales prices.
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

SALT SEGMENT RESULTS COMMENTARY: 2018 – 2019

•Salt sales increased 4%, or $31.3 million, due to higher highway deicing average sales prices and higher consumer and industrial sales volumes, which was partially offset by lower highway deicing sales volumes.
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

43	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•Highway deicing average sales prices increased 12%, primarily as a result of the realization of higher North American highway deicing bid prices for the 2019-2020 winter season. Consumer and industrial average sales prices decreased 2% due to sales mix.
•Salt operating earnings increased 45%, or $51.7 million, due to higher highway deicing prices in 2019. Per-unit product costs were higher in 2019 due to a higher mix of consumer and industrial sales which have a higher per-unit cost. Per-unit production costs and volumes at our North American mines have improved from 2018 which was unfavorably impacted by the labor strike at the Goderich mine.

PLANT NUTRITION (FORMERLY PLANT NUTRITION NORTH AMERICA) RESULTS

	2020	2019	2018
Plant Nutrition Sales (in millions)	$215.4	$185.9	$210.9
Plant Nutrition Operating Earnings (in millions)	$15.3	$18.7	$22.9
Plant Nutrition Sales Volumes (thousands of tons)	380	315	359
Plant Nutrition Average Sales Price (per ton)	$566	$591	$587
PLANT NUTRITION RESULTS COMMENTARY: 2019 – 2020

•Plant Nutrition sales increased 16%, or $29.4 million, primarily due to higher sales volumes, which was partially offset by lower sales prices.
•Plant Nutrition sales volumes increased 21%, or 65,000 tons, and increased sales by approximately $39 million. The volume increase was primarily the result of suppressed demand in the first half of 2019 due to the cold and wet weather conditions in key North American markets and an upturn in the agriculture market during 2020.
•Plant Nutrition average sales prices decreased 4% which partially offset the increase in sales by approximately $10 million.
•Plant Nutrition operating earnings decreased 18%, or $3.4 million, driven by lower average sales prices and higher per-unit product costs partially offset by higher sales volumes and lower SG&A expenses. The higher per-unit product cost in 2020 was due to unplanned downtime and feedstock inconsistency at our Ogden facility.

PLANT NUTRITION RESULTS COMMENTARY: 2018 – 2019

•Plant Nutrition sales decreased 12%, or $24.9 million, primarily due to lower sales volumes.
•Plant Nutrition sales volumes decreased 12%, or 44,000 tons, and reduced sales by approximately $29 million. The volume decrease was primarily the result of lower demand due to the wet weather conditions in key North American markets in the first half of 2019.
•Plant Nutrition average sales prices increased 1% which partially offset the decrease in sales by approximately $1 million.
•Plant Nutrition operating earnings decreased 12%, or $4.2 million, due to lower sales volumes, higher per-unit shipping and handling costs, a less favorable geographic sales mix and higher cost carryover inventory from 2018 into 2019, as compared to 2018 beginning inventory. This decrease was partially offset by lower production costs resulting from improved production yield from our pond-based feedstock.

OUTLOOK (as of the date of filing the Original Report)

•We expect Salt sales volumes to range from 11.0 million to 11.8 million tons in 2021.
•Plant Nutrition sales volumes are expected to range from 350,000 to 380,000 tons in 2021.
•Full year 2021 capital expenditures are expected to be approximately $100 million.
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
•For information about the impact of the COVID-19 pandemic on the Company, see “–COVID-19 Pandemic” and “Risk Factors.”

44	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, to pay dividends, to fund smaller acquisitions and to repay our debt. We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2020, we had $4.3 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we have experienced large changes in our working capital requirements from quarter to quarter. Historically, our working capital requirements have been the highest in the fourth quarter and lowest in the second quarter. When needed, we fund short-term working capital requirements by accessing our $300 million revolving credit facility.
We have historically considered the undistributed earnings of our foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.3 million of income tax expense has been recorded for foreign withholding tax and state income taxes, consisting of a $0.8 million tax benefit recorded in 2019 and a $5.1 million tax expense recorded in 2018. All of our non-U.S. undistributed earnings through December 31, 2017, were subject to the one-time mandatory tax for which we recorded a net tax expense of $47.8 million, which is comprised of tax expense of $49.1 million in 2017 offset by a benefit of $1.3 million in 2018. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. As of December 31, 2020, we have $89.4 million of outside basis differences for which no deferred taxes have been recorded. See Item 8, Note 8 to our Consolidated Financial Statements for a discussion regarding U.S. tax reform.
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

45	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

»Net earnings were $63.1 million.

»Non-cash depreciation and amortization expense was $137.9 million.

»Working capital items were a use of operating cash flows of $46.3 million.

Net cash flows provided by operating activities were $159.6 million.

»Net earnings were $60.8 million.

»Non-cash depreciation and amortization expense was $137.9 million.

»Working capital items were a use of operating cash flows of $56.3 million.

Net cash flows provided by operating activities were $182.3 million.

»Net earnings were $64.8 million.

»Non-cash depreciation and amortization expense was $136.9 million.

»Working capital items were a use of operating cash flows of $17.5 million.

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

As mentioned above, our Salt business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather during the fourth and first quarters of each year. Customers tend to replenish their inventory following snow events, consequently the number and timing of snow events during the fourth quarter will impact the amount of accounts receivable and inventory at the end of each year. During 2020, winter weather events began relatively late which didn’t prompt as much replenishment demand as compared to the earlier start of winter weather events in the fourth quarter of 2019, resulting in lower accounts receivable and higher inventory. Our inventory has also grown over the past three years due to the improved production capabilities at our Goderich mine along with the last two winter seasons not being severe enough to consume our inventory stockpiles. As previously discussed, our working capital also reflects reductions in other assets during 2020 and 2019 primarily due to income tax refunds as opposed to the tax payments during 2018. The refunds were partially offset by income tax and professional services prepayments in 2019 and 2020.

46	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors—Our indebtedness and any inability to pay our indebtedness could adversely affect our business and financial condition.” Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flow. As discussed in Item 8, Note 10 to our Consolidated Financial Statements, at December 31, 2020, we had $1.31 billion of outstanding indebtedness consisting of $250.0 million under our 4.875% Notes, $500.0 million under our 6.75% Notes, $520.3 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $130.3 million borrowed against our revolving credit facility. Letters of credit totaling $12.5 million as of December 31, 2020, reduced available borrowing capacity under the revolving credit facility to $157.2 million.
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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At December 31, 2020, we had $3.5 million of gross NOL carryforwards ($3.4 million of gross foreign federal NOL carryforwards that have no expiration date and $0.1 million of gross foreign federal NOL carryforwards that expire in 2033) and $0.2 million of net operating tax-effected state NOL carryforwards that expire beginning in 2027.
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

47	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Contractual Obligations
Our contractual cash obligations and commitments as of December 31, 2020, are as follows (in millions):

Payments Due by Period

Contractual Cash Obligations	Total	2021	2022	2023	2024	2025	Thereafter
Long-term Debt	$1,321.5	$10.0	$20.0	$71.2	$270.0	$450.3	$500.0
Interest(a)	325.1	57.2	56.9	56.4	50.9	36.2	67.5
Finance Lease Obligations(b)	3.2	1.1	0.6	0.4	0.3	0.2	0.6
Operating Leases(b)	66.0	16.1	13.0	8.3	5.7	4.9	18.0
Unconditional Purchase Obligations(c)	27.1	7.4	4.1	3.4	2.6	2.1	7.5
One-time Transition Tax Obligation	35.8	3.7	3.8	7.1	9.4	11.8	—
Estimated Future Pension Benefit Obligations(d)	73.3	3.2	3.2	3.3	3.4	3.4	56.8
Total Contractual Cash Obligations	$1,852.0	$98.7	$101.6	$150.1	$342.3	$508.9	$650.4

Other Commitments	Total	2021	2022	2023	2024	2025	Thereafter
Letters of Credit	$12.5	$12.5	$—	$—	$—	$—	$—
Performance Bonds(e)	51.4	41.2	10.1	0.1	—	—	—
Total Other Commitments	$63.9	$53.7	$10.1	$0.1	$—	$—	$—
(a)Based on maintaining existing debt balances to maturity. Interest on our credit facilities varies with the Eurodollar rate and the base rate. The December 31, 2020 blended rate of 4.6%, including the applicable spread, was used for this calculation for CMI debt. The amounts in the table do not include interest payments of approximately $5.4 million each year which may be required to be deposited with the taxing authorities if other collateral arrangements cannot be made as long as disputes with Canadian taxing authorities remain outstanding. Item 8, Note 8 to our Consolidated Financial Statements provides additional information related to our Canadian tax reassessments.
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

48	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	For the Year Ended December 31,
	2020	2019	2018
Net earnings	$42.6	$40.3	$32.1
Interest expense	62.7	58.3	51.2
Income tax expense	1.9	9.1	8.3
Depreciation, depletion and amortization	117.8	112.6	111.3
EBITDA	225.0	220.3	202.9
Adjustments to EBITDA:
Stock-based compensation - non cash	9.0	5.6	7.7
(Gain) loss on foreign exchange	(4.6)	11.8	(10.4)
Executive transition costs	—	2.3	5.1
Logistics impact from flooding	—	2.8	—
Other income, net	0.4	0.1	(1.7)
Adjusted EBITDA	$229.8	$242.9	$203.6

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
As of December 31, 2020, we have recorded goodwill of $55.7 million, primarily including $49.6 million in our Plant Nutrition segment. As of the October 1, 2020 annual measurement date, the estimated fair value exceeded carrying value. The most critical assumptions used in the calculation of the fair value are the projected revenue growth rates, long-term operating margin, working capital requirements, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in our fair value estimates is consistent with our operating plan and is dependent on the successful execution of our long-term business plan, overall industry growth rates and the competitive environment. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt

49	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Taxes on Foreign Earnings – Our 2018 effective tax rate includes a tax benefit of $1.4 million related to the one-time mandatory tax on non-U.S. undistributed earnings deemed repatriated under U.S tax reform. As such, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.3 million of income tax expense has been recorded for foreign withholding tax and state income taxes, consisting of a $0.8 million tax benefit recorded in 2019 and a $5.1 million tax expense recorded in 2018. We consider all remaining non-U.S. earnings to be permanently reinvested outside the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of December 31, 2020, we have approximately $89.4 million of outside basis differences on which no deferred taxes have been recorded.

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

50	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Other Significant Accounting Policies – Other significant accounting policies not involving the same level of measurement uncertainties as those discussed above are nevertheless important to an understanding of our consolidated financial statements. Policies related to revenue recognition, allowance for doubtful accounts, valuation of inventory reserves, equity compensation instruments, intangible assets, legal reserves, derivative instruments, post-employment benefit obligations and environmental accruals require judgments on complex matters.

Effects of Currency Fluctuations and Inflation
Our operations outside of the U.S. are conducted primarily in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars and British pounds sterling also being significant. We generated 18% of our 2020 sales in foreign currencies, and we incurred 19% of our 2020 total operating expenses in foreign currencies. Additionally, we have approximately $500 million of net assets denominated in foreign currencies. In 2018 and 2019, the average rate for the U.S. dollar strengthened against the Canadian dollar and the British pound sterling. In 2020, the average rate for the U.S. dollar weakened against the Canadian dollar and the British pound sterling. Significant changes in the value of the Canadian dollar or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
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

51	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Interest Rate Risk
As of December 31, 2020, we had $520.3 million of debt outstanding under our credit agreement (consisting of term loans and revolving credit facility), bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of debt outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $5.2 million based upon our debt outstanding as of December 31, 2020. Actual results may vary due to changes in the amount of variable rate debt outstanding.
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
Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $0.9 million impact on our operating earnings for the year ended December 31, 2020. Actual changes in market prices or rates will differ from hypothetical changes.

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

52	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

53	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021, except for the effect of the material weakness described therein, as to which the date is September 2, 2021 expressed an adverse opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

54	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s consolidated goodwill was $281.3 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if indicators exist, at the reporting unit level. The Company uses both qualitative and quantitative methods to test goodwill for impairment, as deemed appropriate. The Company’s goodwill is initially assigned to its reporting units on the acquisition date at its determined fair value.

Auditing management’s annual goodwill impairment test was complex and judgmental due to the significant estimation required in determining the fair value of the Company’s reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital at the impairment assessment date and projected revenue growth rates, operating margins and the Company’s terminal growth rates which are affected by expectations about future market or economic conditions. Additionally, there were significant judgments around the Company’s selection of guideline company market multiples.

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

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the fair value methodologies utilized and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. We involved our specialists to assist in the review of the Company’s model, method, and the more sensitive assumptions such as the weighted average cost of capital and the Company’s terminal growth rate assumptions. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of all of the Company’s reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Kansas City, Missouri
February 26, 2021 except for the effects of the items discussed in Notes 15, 18, 19 and 20, as to which the date is September 2, 2021

55	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Compass Minerals International Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Compass Minerals International, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

In our report dated February 26, 2021, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. Management has subsequently identified a design deficiency in controls related to accounting for inventory cost variances in interim financial reporting periods and has further concluded that such deficiency represented a material weakness as of December 31, 2020. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2020. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of December 31, 2020, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company did not have properly designed internal controls over financial reporting and policies to analyze inventory variances at interim reporting dates that required capitalization for their salt inventory.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated February 26, 2021, except for the effects of the items discussed in Notes 15, 18, 19 and 20, as to which the date is September 2, 2021, which expressed an unqualified opinion on those financial statements.

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

56	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

/s/ Ernst & Young LLP

Kansas City, Missouri
February 26, 2021, except for the effect of the material weakness described in the second paragraph above, as to which the date is September 2, 2021

57	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

	December 31,
(In millions, except share data)	2020	2019
	(Revised)	(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$10.6	$18.0
Receivables, less allowance for doubtful accounts of $3.9 in 2020 and $2.6 in 2019	185.1	223.4
Inventories	298.7	228.7
Current assets held for sale	206.5	227.0
Other	55.4	82.9
Total current assets	756.3	780.0
Property, plant and equipment, net	851.7	884.9
Intangible assets, net	49.9	51.1
Goodwill	55.7	54.7
Noncurrent assets held for sale	404.1	525.8
Other	143.8	141.7
Total assets	$2,261.5	$2,438.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10.0	$10.0
Accounts payable	82.6	86.5
Accrued salaries and wages	22.2	20.3
Income taxes payable	5.1	9.8
Accrued interest	9.0	9.7
Current liabilities held for sale	111.4	102.2
Accrued expenses and other current liabilities	56.4	57.9
Total current liabilities	296.7	296.4
Long-term debt, net of current portion	1,299.1	1,285.9
Deferred income taxes, net	57.3	49.0
Noncurrent liabilities held for sale	76.1	129.0
Other noncurrent liabilities	154.0	160.2
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	127.0	117.1
Treasury stock, at cost — 1,407,926 shares at December 31, 2020 and 1,481,611 shares at December 31, 2019	(4.4)	(3.2)
Retained earnings	559.1	595.6
Accumulated other comprehensive loss	(303.8)	(192.2)
Total stockholders' equity	378.3	517.7
Total liabilities and stockholders' equity	$2,261.5	$2,438.2

The accompanying notes are an integral part of the consolidated financial statements.

58	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Year Ended December 31,
(In millions, except share data)	2020	2019	2018
	(Revised)	(Revised)	(Revised)
Sales	$1,004.9	$1,085.1	$1,079.5
Shipping and handling cost	250.3	294.6	300.2
Product cost	534.8	558.0	595.4
Gross profit	219.8	232.5	183.9
Selling, general and administrative expenses	116.8	112.9	104.4
Operating earnings	103.0	119.6	79.5
Other expense (income):
Interest expense	62.7	58.3	51.2
(Gain) loss on foreign exchange	(4.6)	11.8	(10.4)
Other, net	0.4	0.1	(1.7)
Earnings from continuing operations before income taxes	44.5	49.4	40.4
Income tax expense for continuing operations	1.9	9.1	8.3
Net earnings from continuing operations	42.6	40.3	32.1
Net earnings from discontinued operations	20.5	20.5	32.7
Net earnings	$63.1	$60.8	$64.8

Basic net earnings from continuing operations per common share	$1.22	$1.16	$0.93
Basic net earnings from discontinued operations per common share	0.60	0.61	0.97
Basic net earnings per common share	$1.83	$1.77	$1.90

Diluted net earnings from continuing operations per common share	$1.22	$1.16	$0.93
Diluted net earnings from discontinued operations per common share	0.60	0.61	0.97
Diluted net earnings per common share	$1.82	$1.76	$1.90

Weighted-average common shares outstanding (in thousands):
Basic	33,928	33,882	33,848
Diluted	33,928	33,882	33,848

The accompanying notes are an integral part of the consolidated financial statements.

59	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive (Loss) Income

	For the Year Ended December 31,
(In millions)	2020	2019	2018
	(Revised)	(Revised)	(Revised)
Net earnings	$63.1	$60.8	$64.8
Other comprehensive (loss) income:
Unrealized loss from change in pension costs, net of tax of $0.8, $0.5 and $0.1 in 2020, 2019 and 2018, respectively	(2.5)	(2.4)	(0.6)
Unrealized gain on cash flow hedges, net of tax of $(0.3), $(0.1) and $(0.2) in 2020, 2019 and 2018, respectively	0.8	0.1	0.4
Cumulative translation adjustment	(109.9)	21.0	(132.6)
Comprehensive (loss) income	$(48.5)	$79.5	$(68.0)

The accompanying notes are an integral part of the consolidated financial statements.

60	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(In millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2017 (revised)	$0.4	$102.5	$(2.9)	$666.4	$(77.9)	$688.5
Comprehensive income (loss) (revised)	—	—	—	64.8	(132.8)	(68.0)
Stranded tax effect from tax reform	—	—	—	0.2	(0.2)	—
Dividends on common stock/equity awards ($2.88 per share)	—	0.3	—	(98.0)	—	(97.7)
Stock-based compensation	—	7.3	—	—	—	7.3
Balance, December 31, 2018 (revised)	$0.4	$110.1	$(2.9)	$633.4	$(210.9)	$530.1
Comprehensive income (revised)	—	—	—	60.8	18.7	79.5
Cumulative effect of change in accounting principle	—	—	—	(0.1)	—	(0.1)
Dividends on common stock/equity awards ($2.88 per share)	—	0.4	—	(98.5)	—	(98.1)
Stock-based compensation	—	6.6	—	—	—	6.6
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Balance, December 31, 2019 (revised)	$0.4	$117.1	$(3.2)	$595.6	$(192.2)	$517.7
Comprehensive income (loss) (revised)	—	—	—	63.1	(111.6)	(48.5)
Dividends on common stock/equity awards ($2.88 per share)	—	0.5	—	(99.6)	—	(99.1)
Shares issued for stock units, net of shares withheld for taxes	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	9.4	—	—	—	9.4
Stock options exercised, net of shares withheld for taxes	—	—	(0.1)	—	—	(0.1)
Balance, December 31, 2020 (revised)	$0.4	$127.0	$(4.4)	$559.1	$(303.8)	$378.3

The accompanying notes are an integral part of the consolidated financial statements.

61	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
(In millions)	2020	2019	2018
	(Revised)	(Revised)	(Revised)
Cash flows from operating activities:
Net earnings	$63.1	$60.8	$64.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	137.9	137.9	136.9
Finance fee amortization	3.2	2.8	2.2
Refinancing of long-term debt	0.1	0.3	—
Stock-based compensation	9.4	6.3	7.8
Deferred income taxes	5.2	(13.7)	(15.1)
Unrealized foreign exchange (gain) loss	(2.8)	15.0	0.1
Other, net	5.4	6.5	3.1
Changes in operating assets and liabilities:
Receivables	19.5	(31.3)	16.4
Inventories	(77.0)	(39.8)	(15.6)
Other assets	22.6	22.9	(19.1)
Accounts payable and accrued expenses and other current liabilities	(3.7)	(12.2)	21.1
Other liabilities	(7.7)	4.1	(20.3)
Net cash provided by operating activities	175.2	159.6	182.3
Cash flows from investing activities:
Capital expenditures	(84.9)	(98.1)	(96.8)
Other, net	(3.3)	(2.3)	(2.8)
Net cash used in investing activities	(88.2)	(100.4)	(99.6)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	300.0	574.1	457.4
Principal payments on revolving credit facility borrowings	(329.7)	(611.1)	(429.1)
Proceeds from issuance of long-term debt	115.8	1,001.8	54.3
Principal payments on long-term debt	(79.2)	(902.8)	(68.1)
Dividends paid	(99.1)	(98.1)	(97.7)
Deferred financing costs	(1.0)	(12.8)	(1.7)
Shares withheld to satisfy employee tax obligations	(1.1)	(0.3)	—
Other, net	(1.9)	(1.3)	(1.0)
Net cash used in financing activities	(96.2)	(50.5)	(85.9)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	(1.0)	(6.4)
Net change in cash and cash equivalents	(13.7)	7.7	(9.6)
Cash and cash equivalents, beginning of the year	34.7	27.0	36.6
Cash and cash equivalents, end of period	21.0	34.7	27.0
Less: cash and cash equivalents included in current assets held for sale	10.4	16.7	9.8
Cash and cash equivalents of continuing operations, end of period	$10.6	$18.0	$17.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$65.0	$60.7	$52.1
Income taxes paid, net of refunds	$(10.3)	$33.9	$38.3

The accompanying notes are an integral part of the consolidated financial statements.

62	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.    ORGANIZATION AND FORMATION

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, “CMP,” “Compass Minerals” or the “Company”), is a leading producer of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Its salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Its plant nutrition business is the leading producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf. Additionally, its specialty chemical business serves the water treatment industry and other industrial processes. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, sulfate of potash (“SOP”), secondary nutrients and micronutrients; and specialty chemicals. The Company’s production sites are located in the United States (“U.S.”), Canada, Brazil and the United Kingdom (“U.K.”). The Company also provides records management services in the U.K.
CMI is a holding company with no operations other than those of its subsidiaries.

Strategic Evaluation and Plan to Sell Businesses
During 2020, the Company initiated an evaluation of the strategic fit of certain of the Company’s businesses. On February 16, 2021, the Company announced its plan to restructure its former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including its chemicals and specialty plant nutrition businesses along with the Company’s equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize its asset base in North America, the Company evaluated the strategic fit of its North America micronutrient product business. On March 16, 2021, the Board of the Directors of the Company approved a plan to sell the Company’s South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses. Prior to March 31, 2021, the South America chemicals and specialty plant nutrition businesses and investment in Fermavi were reported as the Company’s Plant Nutrition South America segment. Prior to March 31, 2021, the North America micronutrient product business was included as part of the Company’s Plant Nutrition North America segment, which was renamed the Plant Nutrition segment as of March 31, 2021. As of March 31, 2021, the Company has two reportable segments, Salt and Plant Nutrition, as discussed further in Note 15.
The Company concluded that the Specialty Businesses met the criteria for classification as held for sale upon receiving approval from its Board of Directors to sell the Specialty Businesses in the first quarter of 2021. In addition, the Company believes there is a single disposal plan representing a strategic shift that will have a material effect on its operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. GAAP. Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented in this report. Interest expense attributed to discontinued operations represents interest expense for loans in Brazil by the Company’s South America chemicals and specialty plant nutrition businesses, which are expected to be fully repaid from proceeds received from the Company’s sale of its South America specialty plant nutrition businesses.
As described further in Note 19, on May 4, 2021, July 1, 2021 and August 20, 2021, the Company completed the sale of a component of its North America micronutrient business, the sale of its South America specialty plant nutrition business and the sale of its investment in Fermavi, respectively. In the second quarter of 2021, the Company abandoned the remaining inventory of its North America micronutrient product business and has reclassified its remaining product lines as discontinued operations for all periods presented. The Company continues to actively pursue the sale of the South America chemicals business and believes the sale is probable to occur within the next twelve months.

Revisions to Prior Period Consolidated Financial Statements
As discussed further in Note 17, management corrected its interim inventory valuation methodology which resulted in a historical understatement of first-quarter consolidated and Salt segment operating income, which is completely offset in subsequent quarters with no impact to full-year results.
Additionally, management corrected certain immaterial items included in previously filed consolidated financial statements, for which the accumulated effect was considered to be too material to correct through fiscal 2021 earnings. These were primarily adjustments to recognize Canadian other post-employment benefit obligations (refer to Note 9 for more information), the valuation of bulk SOP stockpile inventory at the Company's Ogden facility and certain transition taxes related to U.S. tax reform. In accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-1, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, the Company concluded that its previously issued consolidated financial statements were not materially misstated as a result of these other immaterial adjustments.

63	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The historical periods presented in this Form 10-K/A, including both annual and interim periods, reflect adjustments to the information presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021 (the “Original Report”). Additionally, historical periods have been adjusted to reflect the application of assets and liabilities held for sale and discontinued operations in accordance with U.S. GAAP, as discussed above. See Note 18 for the effect of the revisions on each of the individual affected line items in the Company’s consolidated financial statements.

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

d. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Revenues and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss. The Company recorded foreign exchange losses of $(72.6) million, $(1.2) million and $(56.5) million in 2020, 2019 and 2018, respectively, in accumulated other comprehensive loss related to intercompany notes which were deemed to be of long-term investment nature. Aggregate exchange (gains) losses from transactions denominated in a currency other than the functional currency, which are included in other expense (income), for the years ended December 31, 2020, 2019 and 2018, were $(4.6) million, $11.8 million and $(10.4) million, respectively.

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

64	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Account balances are charged off against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered.

h. Inventories:
Inventories are stated at the lower of cost or net realizable value. Finished goods and raw material and supply costs are valued using the average cost method on a first-in-first-out basis. Raw materials and supply costs primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, and plant nutrition products readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s production locations are captured as inventory costs. As required by U.S. GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period. Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

i. Other Current Assets:
In the fourth quarter of 2015, the Company began marketing certain assets used in farming operations. The Company performed an impairment analysis and concluded that the fair market value of these assets approximate their carrying value. These assets have been recorded in other current assets in the Consolidated Balance Sheets as of December 31, 2020 and 2019. The amounts classified as held for sale as of December 31, 2020 and 2019, of $6.8 million and $7.2 million, respectively, include water rights of approximately $5.2 million with the remaining balance consisting of property, plant and equipment. In February 2021, the Company completed the sale of the remaining assets for approximately net book value. In addition, other current assets as of December 31, 2020 and 2019, include $2.8 million and $58.3 million, respectively, of tax refunds from U.S. taxing authorities pursuant to the tax settlement with Canadian and U.S. tax authorities described in Note 8. The remaining other amounts included in other current assets as of December 31, 2020 and 2019, respectively, consist principally of prepaid expenses.

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

65	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company has capitalized computer software costs of $12.8 million and $15.4 million as of December 31, 2020 and 2019, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over five years. The Company recorded $5.5 million, $6.4 million and $6.9 million of amortization expense related to capitalized computer software for 2020, 2019 and 2018, respectively.
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

 k. Leases:
In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset, and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. The Company adopted this guidance on January 1, 2019, using a modified retrospective transition method, which required the cumulative effect of this change in accounting of $0.1 million, inclusive of discontinued operations impact, to be recorded as an adjustment to beginning retained earnings. The Company elected the transition provisions available for existing contracts, which allowed entities to carryforward the historical assessment of whether the contract contained a lease and the lease classification. Refer to Note 4 for additional details.

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

66	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

n. Other Noncurrent Assets:
Other noncurrent assets include certain inventories of spare parts and related inventory, net of reserve, of $27.9 million and $31.0 million at December 31, 2020 and 2019, respectively, which will be utilized with respect to long-lived assets. As of December 31, 2020 and 2019, other noncurrent assets also include net operating lease assets of $55.2 million and $52.6 million, respectively.
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

67	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company has recorded an allowance on its receivables based on historical loss rates modified to consider supportable forecasts related to customer-specific and macroeconomic factors. For instance, the Company’s 2020 allowance for doubtful accounts considered the potential impact that the COVID-19 pandemic could have on the collectability of its outstanding receivables. The Company’s customer pools are comprised of North American highway deicing customers, U.K. highway deicing customers, U.K. storage customers, North American consumer and industrial customers, Plant Nutrition customers and customers whose outstanding receivable balances have been sent to collections or put on a payment plan. Customers grouped within these pools have similar risk characteristics. The Company’s allowance for doubtful accounts consists of estimates of expected credit losses and accruals for returns and allowances. At the transition date of January 1, 2020, the implementation of CECL had an immaterial impact of less than $0.1 million on the Company’s consolidated financial statements. Under CECL, the Company had an allowance for doubtful accounts of $0.9 million and $3.9 million as of January 1, 2020, and December 31, 2020, respectively.

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

68	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

69	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheets Location	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Other assets	$55.2	$52.6
Finance lease assets	Property, plant and equipment, net	3.3	2.9
Total lease assets		$58.5	$55.5
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$14.5	$12.3
Finance	Accrued expenses and other current liabilities	1.1	0.8
Noncurrent liabilities:
Operating	Other noncurrent liabilities	42.7	40.5
Finance	Other noncurrent liabilities	1.9	1.9
Total lease liabilities		$60.2	$55.5

The Company’s components of lease cost are as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Finance lease cost:
Amortization of lease assets	$1.3	$0.6
Interest on lease liabilities	0.1	0.1
Operating lease cost	16.7	18.4
Variable lease cost(a)	9.5	18.5
Total lease cost	$27.6	$37.6
(a)Short-term leases are immaterial and included in variable lease cost.

70	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Maturities of lease liabilities are as follows (in millions):

	Operating Leases	Finance Leases	Total
2021	$16.1	$1.1	$17.2
2022	13.0	0.6	13.6
2023	8.3	0.4	8.7
2024	5.7	0.3	6.0
2025	4.9	0.2	5.1
After 2025	18.0	0.6	18.6
Total lease payments	66.0	3.2	69.2
Less: Interest	(8.8)	(0.2)	(9.0)
Present value of lease liabilities	$57.2	$3.0	$60.2

Supplemental lease term and discount rate information related to leases is as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	7.1	7.8
Finance leases	5.3	6.4
Weighted-average discount rate
Operating leases	3.7%	4.2%
Finance leases	3.5%	4.0%

Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14.8	$18.2
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.6	0.9
Leased assets obtained in exchange for new operating lease liabilities	16.5	19.9
Leased assets obtained in exchange for new finance lease liabilities	1.8	0.2

5.    INVENTORIES

Inventories consist of the following at December 31 (in millions):

	2020	2019
Finished goods	$250.9	$189.4
Raw materials and supplies	47.8	39.3
Total inventories	$298.7	$228.7

Based on the nature of the Company’s inventories, and specifically related to bulk SOP stockpiles, certain estimates are required to measure the amount of inventories at any point in time. During the third quarter of 2020, the Company identified an error in the valuation of its bulk SOP stockpile inventory at its Ogden facility when one of its stockpiles was largely depleted, which resulted in an estimated overstatement of inventories of approximately $7.4 million. As discussed further in Note 18, the Company's consolidated financial statements as of December 31, 2020 and 2019 have been revised in this Form 10-K/A to correct certain immaterial items, including the valuation of this bulk SOP stockpile inventory.

71	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

6.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following at December 31 (in millions):

	2020	2019
Land, buildings and structures and leasehold improvements	$544.5	$495.4
Machinery and equipment	1,035.4	942.0
Office furniture and equipment	50.7	58.2
Mineral interests	172.4	171.1
Construction in progress	43.7	126.4
	1,846.7	1,793.1
Less accumulated depreciation and depletion	(995.0)	(908.2)
Property, plant and equipment, net	$851.7	$884.9

The cost of leased property, plant and equipment under finance leases included above was $4.8 million and $3.4 million with accumulated depreciation of $1.5 million and $0.6 million as of December 31, 2020 and 2019, respectively.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization as of December 31, 2020 and 2019 for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Lease Rights	Total
December 31, 2020
Gross intangible asset	$28.5	$24.3	$1.7	$54.5
Accumulated amortization	(5.7)	(16.6)	(0.6)	(22.9)
Net intangible assets	$22.8	$7.7	$1.1	$31.6

	Supply Agreement	SOP Production Rights	Lease Rights	Total
December 31, 2019
Gross intangible asset	$27.9	$24.3	$1.7	$53.9
Accumulated amortization	(5.0)	(15.6)	(0.5)	(21.1)
Net intangible assets	$22.9	$8.7	$1.2	$32.8

The estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Lease rights	25 years

None of the finite-lived intangible assets have a residual value. Aggregate amortization expense was $1.6 million in 2020, 2019 and 2018, respectively, and is projected to be between $1 million and $2 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is 37 years.
In addition, the Company had water rights of $17.7 million as of December 31, 2020 and 2019, and trade names of $0.6 million as of December 31, 2020 and 2019, which have indefinite lives.
The Company has goodwill of $55.7 million and $54.7 million as of December 31, 2020 and 2019, respectively, in its Consolidated Balance Sheets. The Company has recorded goodwill of $49.6 million and $48.8 million as of December 31, 2020 and 2019, respectively, in its Plant Nutrition segment. The remaining amounts in both periods were immaterial and recorded in

72	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

its corporate and other and Salt segment. The decrease in the balance of goodwill from December 31, 2019, was due to changes in foreign currency exchange rates.

8.    INCOME TAXES

The Company files tax returns in the U.S., Canada and the U.K. at the federal and local taxing jurisdictional levels. The Company’s U.S. federal tax returns for tax years 2017 forward remain open and subject to examination. Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

Tax Cuts and Jobs Act
On December 22, 2017, the U.S. enacted U.S. tax reform. The Act significantly changes U.S. corporate income tax laws by reducing the U.S. corporate income tax rate to 21% beginning in 2018 and creating a quasi-territorial tax system with a one-time mandatory tax on previously deferred foreign earnings. As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Act. In 2017, the Company recorded a reasonable estimated net charge of $40.7 million, consisting of $49.1 million related to the one-time mandatory tax on unremitted foreign earnings, offset by an $8.4 million benefit related to the remeasurement of the Company’s deferred tax liabilities at the new income tax rate. During 2018, the Company finalized the accounting for the enactment of the Act and recorded a tax benefit of $1.3 million, consisting of a $1.4 million tax benefit related to the one-time mandatory tax on unremitted foreign earnings offset by a $0.1 million charge related to the remeasurement of the Company’s deferred tax liabilities. The 2018 tax effects of the Act are included in income tax expense in the Company’s Consolidated Statements of Operations. As discussed further in Note 18, the Company's consolidated financial statements as of December 31, 2020 and 2019 and each of the three years in the period ended December 31, 2020, 2019 and 2018 have been revised to correct certain immaterial items, including $3.0 million of taxes related to U.S. tax reform.
Although the unremitted foreign earnings subjected to the one-time mandatory tax on unremitted foreign earnings would not be subject to additional U.S. federal income tax, the Company must still account for the tax consequences of outside basis differences and other tax impacts of its investments in non-U.S. subsidiaries. As such, the Company revised its permanently reinvested assertion and now expects to repatriate approximately $150 million of unremitted foreign earnings on which $4.3 million of income tax expense has been recorded for foreign withholding tax and state income taxes, consisting of a $0.8 million tax benefit recorded in 2019 and a $5.1 million tax expense recorded in 2018. All remaining unremitted earnings of non-U.S. subsidiaries and outside basis differences are considered permanently reinvested.
The following table summarizes the Company’s income tax provision for the years ended December 31 (in millions):

	2020	2019	2018
Current:
Federal	$(25.2)	$(1.5)	$7.5
State	—	1.3	3.3
Foreign	19.6	21.7	7.4
Total current	(5.6)	21.5	18.2
Deferred:
Federal	1.4	(7.8)	(8.6)
State	(1.5)	(1.3)	(0.5)
Foreign	7.6	(3.3)	(0.8)
Total deferred	7.5	(12.4)	(9.9)
Total provision for income taxes	$1.9	$9.1	$8.3

73	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes components of earnings before income taxes and shows the tax effects of significant adjustments from the expected income tax expense computed at the federal statutory rate for the years ended December 31 (in millions):

	2020	2019	2018
U.S. (loss) income	$(6.4)	$19.2	$(90.8)
Foreign income	50.9	30.2	131.2
Earnings before income taxes	$44.5	$49.4	$40.4
Computed tax at the U.S. federal statutory rate of 21%	9.4	10.4	8.5
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	7.3	8.6	0.5
Percentage depletion in excess of basis	(4.4)	(5.8)	(4.7)
Other domestic tax reserves, net of reversals	(9.7)	0.2	1.5
State income taxes, net of federal income tax benefit	(1.3)	(0.8)	1.3
Change in valuation allowance on deferred tax asset	2.2	0.1	0.7
Interest expense recognition differences	(3.5)	(3.5)	(3.6)
GILTI	2.2	0.4	0.3
Tax Cuts and Jobs Act of 2017	—	(0.2)	(1.2)
Tax on repatriated amounts	—	(0.8)	5.1
Transfer pricing settlement with taxing authorities	—	—	2.2
Other, net	(0.3)	0.5	(2.3)
Provision for income taxes	$1.9	$9.1	$8.3
Effective tax rate	4%	18%	21%

74	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	2020	2019
Deferred tax assets:
Excess interest expense	$9.9	$14.9
Foreign tax credit	39.4	38.1
Right of use lease liability	11.7	11.1
Stock-based compensation	2.0	2.3
Other, net	11.0	8.5
Total deferred tax assets before valuation allowance	74.0	74.9
Valuation allowance	(42.0)	(39.2)
Total deferred tax assets	32.0	35.7
Deferred tax liabilities to be netted with deferred tax assets:
Property, plant and equipment	17.2	21.1
Right of use lease asset	11.7	11.0
Other, net	—	—
Total deferred tax liabilities to be netted with deferred tax assets	28.9	32.1
Net noncurrent deferred tax assets	$3.1	$3.6

Deferred tax assets to be netted with deferred tax liabilities:
Net operating loss carryforwards	$0.9	$1.3
Right of use lease liability	1.9	0.9
Other, net	3.3	3.7
Total deferred tax assets before valuation allowance	6.1	5.9
Valuation allowance	(0.7)	(0.7)
Total deferred tax assets to be netted with deferred tax liabilities	5.4	5.2
Deferred tax liabilities:
Property, plant and equipment	51.2	43.0
Intangible asset	9.6	10.3
Right of use lease asset	1.9	0.9
Total deferred tax liabilities	62.7	54.2
Net deferred tax liabilities	$57.3	$49.0

At December 31, 2020 and 2019, the Company had $3.4 million and $3.3 million, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $0.1 million and $1.7 million, respectively, of gross foreign federal NOL carryforwards which expire in 2033 and $0.2 million and $0.3 million, respectively, of net operating tax-effected state NOL carryforwards which will expire beginning in 2027.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. As of December 31, 2020 and 2019, the Company’s valuation allowance was $42.3 million and $39.9 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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

75	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense may result.
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, $28.8 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $1.0 million in the next twelve months largely as a result of tax returns being closed to future audits. In 2020, the Company’s income tax expense included a benefit of approximately $11.0 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	2020	2019	2018
Unrecognized tax benefits:
Balance at January 1	$46.5	$49.7	$65.6
Additions resulting from current year tax positions	—	0.2	8.0
Additions relating to tax positions taken in prior years	1.6	4.5	2.8
Reductions due to settlements	—	—	(25.0)
Reductions due to cash payments	—	(7.5)	—
Reductions relating to tax positions taken in prior years	(0.1)	(0.4)	(0.3)
Reductions due to expiration of tax years	(10.1)	—	(1.4)
Balance at December 31	$37.9	$46.5	$49.7

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the years ended December 31, 2020, 2019 and 2018, the Company accrued interest and penalties, net of reversals, of $2.0 million, $4.8 million and $(1.7) million, respectively. As of December 31, 2020 and 2019, accrued interest and penalties included in the Consolidated Balance Sheets totaled $22.2 million and $20.1 million, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, in 2018, the Company revised its permanently reinvested assertion and now expects to repatriate approximately $150 million of unremitted foreign earnings on which $4.3 million of income tax expense has been recorded for foreign withholding tax and state income taxes, consisting of a $0.8 million tax benefit recorded in 2019 and a $5.1 million tax expense recorded in 2018. The Company intends to continue its permanently reinvested assertion on the remaining undistributed earnings of its foreign subsidiaries indefinitely. As of December 31, 2020, the Company has approximately $89.4 million of outside basis differences on which no deferred taxes have been recorded as the determination of the unrecognized deferred taxes is not practicable.
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

76	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

U.K. Pension
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
The fair value of the Company’s U.K. pension plan assets at December 31, 2020 and 2019, by asset category (see Note 14 for a discussion regarding fair value measurements) are as follows (in millions):

	December 31, 2020	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.3	$1.3	$—	$—
Blended funds(b)	34.9	—	34.9	—
Bond funds(c):
Treasuries	35.9	—	35.9	—
Total Pension Assets	$72.1	$1.3	$70.8	$—

77	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	December 31, 2019	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.9	$1.9	$—	$—
Blended funds(b)	33.6	—	33.6	—
Bond funds(c):
Treasuries	30.1	—	30.1	—
Total Pension Assets	$65.6	$1.9	$63.7	$—
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

78	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects to pay the following benefit payments (in millions):

Calendar Year	Future Expected Benefit Payments
2021	$3.2
2022	3.2
2023	3.3
2024	3.4
2025	3.4
2026-2030	18.4

The following table sets forth pension obligations and plan assets for the Company’s U.K. pension plan, as of December 31 (in millions):

	2020	2019
Change in benefit obligation:
Benefit obligation as of January 1	$64.1	$58.6
Interest cost	1.2	1.7
Actuarial loss	8.3	4.8
Plan amendment	0.1	—
Benefits paid	(2.9)	(3.5)
Currency fluctuation adjustment	2.5	2.5
Benefit obligation as of December 31	73.3	64.1
Change in plan assets:
Fair value as of January 1	65.6	60.7
Actual return	6.7	4.2
Company contributions	0.4	1.7
Currency fluctuation adjustment	2.3	2.5
Benefits paid	(2.9)	(3.5)
Fair value of plan assets as of December 31	72.1	65.6
(Underfunded) Overfunded status of the plan	$(1.2)	$1.5

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
The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net periodic pension cost (benefit) were as follows for the years ended December 31 (in millions):

	2020	2019	2018
Interest cost on projected benefit obligation	$1.2	$1.7	$1.6
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(1.9)	(2.2)	(2.5)
Plan amendment	0.1	—	—
Net amortization	1.0	0.5	0.3
Net periodic pension cost (benefit)	$0.3	$(0.1)	$(0.7)

79	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Other Post Employment Benefits
The Company provides retirement medical, dental and life insurance benefits and post-employment vacation benefits to certain Canadian employees (collectively, the “Canadian Benefits”), which are considered other post-employment benefit obligations.
The assumed discount rate and ultimate trend rate used to determine the benefit obligation for the Canadian Benefits were 3.00% and 4.00%, respectively, for all periods presented. The year that the rate reaches the ultimate trend rate is 2040.
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

Other
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

80	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.    LONG TERM DEBT

Long-term debt consists of the following at December 31 (in millions):

	2020	2019
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	390.0	400.0
Revolving Credit Facility due January 2025	130.3	160.0
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2023	51.2	—
	1,321.5	1,310.0
Less unamortized debt issuance costs	(12.4)	(14.1)
Total debt	1,309.1	1,295.9
Less current portion	(10.0)	(10.0)
Long-term debt	$1,299.1	$1,285.9

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

81	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Future maturities of long-term debt for the years ending December 31, are as follows (in millions):

Debt Maturity
2021	$10.0
2022	20.0
2023	71.2
2024	270.0
2025	450.3
Thereafter	500.0
Total	$1,321.5

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

82	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The following tables present the fair value of the Company’s derivatives as of December 31, 2020 and 2019 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	December 31, 2020	Consolidated Balance Sheet Location	December 31, 2020
Commodity contracts	Other current assets	$0.4	Accrued expenses and other current liabilities	$0.1
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments(a)(b)		$0.5		$0.3
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.3 million of its commodity contracts that are in payable positions against its contracts in receivable positions.
(b)The Company has commodity hedge agreements with two counterparties. Amounts recorded for the Company’s commodity contracts are receivable from both counterparties.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	December 31, 2019	Consolidated Balance Sheet Location	December 31, 2019
Commodity contracts	Other current assets	$0.3	Accrued expenses and other current liabilities	$0.8
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments(a)(b)		$0.4		$1.0
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.4 million of its commodity contracts that are in a receivable position against its contracts in payable positions.
(b)The Company has both commodity hedge agreements with two counterparties. Amounts recorded as liabilities for the Company’s commodity contracts are payable to both counterparties, and amounts recorded as assets for the Company’s swap contracts are receivable from both counterparties.

83	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following tables present activity related to other comprehensive (loss) income before taxes for the years ended December 31, 2020 and 2019 (in millions):

		Year Ended December 31, 2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(1.8)	$1.0
Total		$(1.8)	$1.0

		Year Ended December 31, 2019
Derivatives in Cash Flow Hedging Relationships	Location of Gain Reclassified from Accumulated OCI Into Income Effective Portion)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(0.8)	$0.9
Total		$(0.8)	$0.9

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

84	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Approximately 50% of the Company’s global workforce is represented by collective bargaining agreements. Of the Company’s 12 collective bargaining agreements in effect on January 1, 2021, two will expire in 2021 (including one for the Goderich mine, which expires on March 31, 2021), five will expire in 2022, three will expire in 2023 and one will expire in 2027.

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

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $7.4 million for 2021, $4.1 million in 2022, $3.4 million in 2023, $2.6 million in 2024, $2.1 million in 2025 and $7.5 million thereafter.

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

85	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

86	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

87	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Year Ended December 31, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance (revised)	$(0.6)	$(6.9)	$(184.7)	$(192.2)
Other comprehensive income (loss) before reclassifications (revised)	3.9	(3.2)	(109.9)	(109.2)
Amounts reclassified from AOCL	(3.1)	0.7	—	(2.4)
Net current period other comprehensive income (loss) (revised)	0.8	(2.5)	(109.9)	(111.6)
Ending balance (revised)	$0.2	$(9.4)	$(294.6)	$(303.8)

Year Ended December 31, 2019(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance (revised)	$(0.7)	$(4.5)	$(205.7)	$(210.9)
Other comprehensive income (loss) before reclassifications (revised)	2.2	(2.7)	21.0	20.5
Amounts reclassified from AOCL	(2.1)	0.3	—	(1.8)
Net current period other comprehensive income (loss) (revised)	0.1	(2.4)	21.0	18.7
Ending balance (revised)	$(0.6)	$(6.9)	$(184.7)	$(192.2)
(a)With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of AOCL presented in the table are reflected net of applicable income taxes.

Year Ended December 31, 2020	Amount Reclassified from AOCL	Line Item Impacted in the Consolidated Statement of Operations
Losses on cash flow hedges:
Natural gas instruments	$(1.0)	Product cost
Foreign currency contracts	(3.6)	Interest expense
Income tax expense	1.5
Reclassifications, net of income taxes	(3.1)
Amortization of defined benefit pension:
Amortization of loss	$0.9	Product cost
Income tax benefit	(0.2)
Reclassifications, net of income taxes	0.7
Total reclassifications, net of income taxes	$(2.4)

88	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Year Ended December 31, 2019	Amount Reclassified from AOCL	Line Item Impacted in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(0.9)	Product cost
Foreign currency contracts	(2.2)	Interest Expense
Income tax expense	1.0
Reclassifications, net of income taxes	(2.1)
Amortization of defined benefit pension:
Amortization of loss	$0.4	Product cost
Income tax benefit	(0.1)
Reclassifications, net of income taxes	0.3
Total reclassifications, net of income taxes	$(1.8)

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

	December 31, 2019	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.4	$1.4	$—	$—
Total Assets	$1.4	$1.4	$—	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.4)	$(1.4)	$—	$—
Derivatives - natural gas instruments, net	(0.6)	—	(0.6)	—
Total Liabilities	$(2.0)	$(1.4)	$(0.6)	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 15% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 10% in bond funds, 20% in short-term investments and 20% in blended funds.

89	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

15.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. In connection with the planned and executed disposals discussed in Note 1, the Company has identified two reportable segments as of March 31, 2021. The Specialty Businesses that comprised the Company’s former Plant Nutrition South America reportable segment and the North America micronutrient product business previously reported within the former Plant Nutrition North America reportable segment were classified as discontinued operations for all periods presented in its Consolidated Financial Statements in this Form 10-K/A. As part of the Company’s strategic shift, the Company has renamed the former Plant Nutrition North America segment as the Plant Nutrition segment as of March 31, 2021.
For the years ended December 31, 2020, 2019 and 2018, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition, in this Form 10-K/A. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets plant nutrients, including various grades of SOP.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information as of and for the years ended December 31, is as follows (in millions):

2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$779.4	$215.4	$10.1	$1,004.9
Intersegment sales	—	5.4	(5.4)	—
Shipping and handling cost	217.8	32.5	—	250.3
Operating earnings (loss) (revised)	161.0	15.3	(73.3)	103.0
Depreciation, depletion and amortization	66.6	37.7	13.5	117.8
Total assets (revised)	1,020.8	496.5	133.6	1,650.9
Capital expenditures	56.8	12.5	6.0	75.3

2019	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$889.5	$185.9	$9.7	$1,085.1
Intersegment sales	—	6.4	(6.4)	—
Shipping and handling cost	267.4	27.2	—	294.6
Operating earnings (loss) (revised)(b)	167.2	18.7	(66.3)	119.6
Depreciation, depletion and amortization	60.4	41.7	10.5	112.6
Total assets (revised)	1,056.3	543.2	85.9	1,685.4
Capital expenditures	65.9	15.2	6.5	87.6

90	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2018	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$858.1	$210.9	$10.5	$1,079.5
Intersegment sales	—	5.6	(5.6)	—
Shipping and handling cost	272.4	27.8	—	300.2
Operating earnings (loss) (revised)(b)	115.5	22.9	(58.9)	79.5
Depreciation, depletion and amortization	56.2	45.0	10.1	111.3
Total assets (revised)	948.9	559.1	106.4	1,614.4
Capital expenditures	58.7	20.7	7.2	86.6

Disaggregated revenue by product type is as follows (in millions):

Year Ended December 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$473.8	$—	$—	$473.8
Consumer & Industrial Salt	305.6	—	—	305.6
SOP	—	220.8	—	220.8
Eliminations & Other	—	(5.4)	10.1	4.7
Sales to external customers	$779.4	$215.4	$10.1	$1,004.9

Year Ended December 31, 2019	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$545.5	$—	$—	$545.5
Consumer & Industrial Salt	344.0	—	—	344.0
SOP	—	192.3	—	192.3
Eliminations & Other	—	(6.4)	9.7	3.3
Sales to external customers	$889.5	$185.9	$9.7	$1,085.1

Year Ended December 31, 2018	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$532.0	$—	$—	$532.0
Consumer & Industrial Salt	326.1	—	—	326.1
SOP	—	216.5	—	216.5
Eliminations & Other	—	(5.6)	10.5	4.9
Sales to external customers	$858.1	$210.9	$10.5	$1,079.5
(a)Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.
(b)In 2019, operating results included $2.8 million of additional logistics costs related to Mississippi River flooding and $2.3 million of severance and other costs related to executive transition. In 2018, corporate and other operating results included $5.1 million for executive transition costs.

91	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial information relating to the Company’s operations by geographic area for the years ended December 31 is as follows (in millions):

Sales	2020	2019	2018
United States(a)	$747.8	$806.4	$753.7
Canada	207.2	228.4	237.8
United Kingdom	41.6	45.0	82.8
Other	8.3	5.3	5.2
Total sales	$1,004.9	$1,085.1	$1,079.5

(a)United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area as of December 31 (in millions):

Long-Lived Assets	2020	2019	2018
United States	$524.9	$551.3	$537.7
Canada	493.9	500.3	473.3
United Kingdom	73.9	71.4	62.5
Other	6.5	6.5	6.5
Total long-lived assets	$1,099.2	$1,129.5	$1,080.0

92	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

16.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

Year ended December 31,	2020	2019	2018
Numerator:
Net earnings from continuing operations	$42.6	$40.3	$32.1
Less: Net earnings allocated to participating securities(a)	(1.1)	(0.9)	(0.5)
Net earnings from continuing operations available to common stockholders	41.5	39.4	31.6
Net earnings from discontinued operations available to common stockholders	20.5	20.5	32.7
Net earnings available to common stockholders	$62.0	$59.9	$64.3
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	33,928	33,882	33,848
Weighted average equity awards outstanding	—	—	—
Shares for diluted earnings per share	33,928	33,882	33,848

Basic net earnings from continuing operations per common share	$1.22	$1.16	$0.93
Basic net earnings from discontinued operations per common share	0.60	0.61	0.97
Basic net earnings per common share	$1.83	$1.77	$1.90

Diluted net earnings from continuing operations per common share	$1.22	$1.16	$0.93
Diluted net earnings from discontinued operations per common share	0.60	0.61	0.97
Diluted net earnings per common share	$1.82	$1.76	$1.90
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
17.    QUARTERLY RESULTS (Restated; Unaudited; in millions, except share and per share data)

The Company’s quarterly results have been restated to correct an error related to inventory variances for our salt inventory at interim reporting dates that required capitalization. The error resulted in a historical understatement of our first-quarter consolidated and Salt segment operating income, which is completely offset in subsequent quarters with no impact to full-year results. This correction resulted in shifting $11.1 million and $5.2 million of Salt segment product costs reported in the Original Report from the first quarter of 2020 and 2019, respectively, to subsequent quarters. The quarterly information was also restated to correct the quarterly impact of other items discussed in Note 18.
In the tables below, the amounts As Previously Reported represent the amounts as reported in the Company's previously filed 2020 Form 10-K. The As Restated amounts reflect the adjustments described above and the As Currently Reported amounts reflect the Specialty Businesses being reported as discontinued operations (refer to Note 2 for additional information).

93	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	As Previously Reported
Quarter	First	Second	Third	Fourth
2020
Sales	$413.9	$256.1	$282.4	$421.1
Gross profit	87.3	66.3	58.7	100.0
Net earnings (loss)(a)	27.6	1.7	(2.1)	32.3
Net earnings (loss) per share, basic(a)	0.80	0.04	(0.07)	0.94
Net earnings (loss) per share, diluted(a)	0.80	0.04	(0.07)	0.94
Basic weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,958
Diluted weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,977
2019
Sales	$403.7	$245.2	$341.3	$500.3
Gross profit	72.6	45.8	76.4	142.0
Net earnings (loss)(a)	7.6	(11.8)	10.6	56.1
Net earnings (loss) per share, basic(a)	0.22	(0.36)	0.31	1.64
Net earnings (loss) per share, diluted(a)	0.22	(0.36)	0.31	1.63
Basic weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886
Diluted weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886

	As Restated
Quarter	First	Second	Third	Fourth
2020
Sales	$413.9	$256.1	$282.4	$421.1
Gross profit(b)	96.7	59.1	67.3	94.0
Net earnings (loss)(a) (b)	34.1	(3.3)	4.3	28.0
Net earnings (loss) per share, basic(a)	0.99	(0.11)	0.12	0.82
Net earnings (loss) per share, diluted(a)	0.99	(0.11)	0.11	0.81
Basic weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,958
Diluted weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,977
2019
Sales	$403.7	$245.2	$341.3	$500.3
Gross profit(b)	77.3	41.3	77.1	134.8
Net earnings (loss)(a) (b)	12.2	(15.1)	13.0	50.7
Net earnings (loss) per share, basic(a)	0.36	(0.45)	0.38	1.48
Net earnings (loss) per share, diluted(a)	0.35	(0.45)	0.38	1.48
Basic weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886
Diluted weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886

94	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	As Currently Reported
Quarter	First	Second	Third	Fourth
2020
Sales	$345.9	$175.2	$174.6	$309.2
Gross profit	84.1	39.6	37.6	58.5
Net earnings (loss) from continuing operations(a)	40.0	(7.2)	(4.9)	14.7
Net earnings (loss) from continuing operations per share, basic(a)	1.17	(0.22)	(0.15)	0.42
Net earnings (loss) from continuing operations per share, diluted(a)	1.16	(0.22)	(0.15)	0.42
Basic weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,958
Diluted weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,977
2019
Sales	$342.5	$159.1	$202.8	$380.7
Gross profit	69.1	26.5	39.4	97.5
Net earnings (loss) from continuing operations(a)	16.7	(13.7)	1.0	36.3
Net earnings (loss) from continuing operations per share, basic(a)	0.49	(0.41)	0.02	1.06
Net earnings (loss) from continuing operations per share, diluted(a)	0.49	(0.41)	0.02	1.06
Basic weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886
Diluted weighted-average shares outstanding (in thousands)	33,874	33,883	33,884	33,886
(a) In the fourth quarter of 2020, the Company released a domestic tax reserve of $11.0 million. In the second quarter of 2019, the Company incurred $2.8 million ($2.1 million, net of tax) of additional logistics costs related to Mississippi River flooding. In the third quarter of 2019, the Company incurred $2.3 million ($1.7 million, net of tax) of severance and other costs related to executive transition.
(b) The effects of the restatements, as described further in Note 18, on the Company’s quarterly results are as follows:

Gross profit	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Canadian Benefits(1)	$(0.2)	$(0.2)	$(0.2)	$(0.2)	$(0.2)	$(0.2)	$(0.2)	$(0.2)
Interim Inventory Methodology(2)	11.1	(7.0)	1.4	(5.5)	5.2	(4.3)	3.5	(4.3)
SOP Inventory(3)	(1.5)	—	7.4	(0.3)	(0.3)	—	(2.6)	(2.7)
Transition Tax(4)	—	—	—	—	—	—	—	—

Net earnings (loss)	Q1 2020	Q2 2020	Q3 2020	Q4 2020	Q1 2019	Q2 2019	Q3 2019	Q4 2019
Canadian Benefits(1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Interim Inventory Methodology(2)	7.7	(4.9)	1.1	(3.9)	3.7	(3.2)	2.7	(3.3)
SOP Inventory(3)	(1.1)	—	5.4	(0.3)	(0.3)	—	(1.9)	(2.0)
Tax(4)	—	—	—	—	1.3	—	1.7	—
(1) Represents impact of recording the Canadian other post-employment benefit expense.
(2) Represents impacts of the correction to the Company's inventory valuation methodology.
(3) Represents adjustments to the valuation of bulk SOP stockpile inventory at the Company’s Ogden facility.
(4) Represents tax adjustments related to U.S. tax reform, which was enacted in December 2017.

18.    REVISIONS TO PRIOR PERIOD CONSOLIDATED FINANCIAL STATEMENTS

The Company's consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 have been revised to correct certain immaterial errors for which the accumulated effect was considered to be too material to correct through fiscal 2021 earnings. These were primarily adjustments to recognize Canadian other post-employment benefit obligations (refer to Note 9 for additional information), the valuation of bulk SOP stockpile inventory at the Company's Ogden facility (refer to Note 5 for additional information) and certain transition taxes related to U.S. tax reform.
In the tables below, the amounts As Previously Reported represent the amounts as reported in the Company's Original Report. As Revised columns reflect the adjustments described above and the As Currently Reported columns reflect the Specialty Businesses being reported as discontinued operations (refer to Note 19 for additional information).

95	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Balance Sheet as of December 31, 2020, are as follows:

	As Previously Reported	As Revised	As Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$21.0	$21.0	$10.6
Receivables, less allowance for doubtful accounts	296.7	296.7	185.1
Inventories(a)	370.6	369.4	298.7
Current assets held for sale	—	—	206.5
Other(b)	68.9	69.2	55.4
Total current assets	757.2	756.3	756.3
Property, plant and equipment, net	964.9	964.9	851.7
Intangible assets, net	85.0	85.0	49.9
Goodwill	281.3	281.3	55.7
Investment in equity investee	20.0	20.0	—
Noncurrent assets held for sale	—	—	404.1
Other	154.0	154.0	143.8
Total assets	$2,262.4	$2,261.5	$2,261.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$63.7	$63.7	$10.0
Accounts payable	116.8	116.8	82.6
Accrued salaries and wages(c)	38.7	39.1	22.2
Income taxes payable	5.5	5.5	5.1
Accrued interest	10.4	10.4	9.0
Current liabilities held for sale	—	—	111.4
Accrued expenses and other current liabilities	61.2	61.2	56.4
Total current liabilities	296.3	296.7	296.7
Long-term debt, net of current portion	1,337.7	1,337.7	1,299.1
Deferred income taxes, net(d)	87.5	84.8	57.3
Noncurrent liabilities held for sale	—	—	76.1
Other noncurrent liabilities(c)	153.9	164.0	154.0
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4	0.4
Additional paid-in capital	127.0	127.0	127.0
Treasury stock, at cost — 1,407,926 shares	(4.4)	(4.4)	(4.4)
Retained earnings(e)	567.3	559.1	559.1
Accumulated other comprehensive loss(f)	(303.3)	(303.8)	(303.8)
Total stockholders’ equity	387.0	378.3	378.3
Total liabilities and stockholders’ equity	$2,262.4	$2,261.5	$2,261.5
(a) Amount in As Revised column reflects decrease of $1.2 million related to the SOP inventory correction.
(b) Amount in As Revised column reflects a $0.3 million tax benefit related to the SOP inventory correction.
(c) Amounts in As Revised column reflect Canadian Benefits obligation, consisting of $0.4 million of current liabilities and $10.1 million of noncurrent liabilities.
(d) Amount in As Revised column reflects $2.7 million reduction of deferred tax liability related to the Canadian Benefits obligation.
(e) Amount in As Revised column reflects retained earnings reductions of $7.4 million related to the Canadian Benefits obligation and $0.8 million related to the SOP inventory correction, offset by related tax effects.
(f) Amount in As Revised column reflects a $0.5 million impact of translating the Canadian Benefits obligation into U.S. dollars.

96	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Balance Sheet as of December 31, 2019, are as follows:

	As Previously Reported	As Revised	As Currently Reported
ASSETS
Current assets:
Cash and cash equivalents	$34.7	$34.7	$18.0
Receivables, less allowance for doubtful accounts	342.4	342.4	223.4
Inventories(a)	311.5	304.8	228.7
Current assets held for sale	—	—	227.0
Other(b)	96.4	98.1	82.9
Total current assets	785.0	780.0	780.0
Property, plant and equipment, net	1,030.8	1,030.8	884.9
Intangible assets, net	103.0	103.0	51.1
Goodwill	343.0	343.0	54.7
Investment in equity investee	24.9	24.9	—
Noncurrent assets held for sale	—	—	525.8
Other	156.5	156.5	141.7
Total assets	$2,443.2	$2,438.2	$2,438.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$52.1	$52.1	$10.0
Accounts payable	126.2	126.2	86.5
Accrued salaries and wages(c)	34.4	34.9	20.3
Income taxes payable	10.4	10.4	9.8
Accrued interest	11.3	11.3	9.7
Current liabilities held for sale	—	—	102.2
Accrued expenses and other current liabilities	61.5	61.5	57.9
Total current liabilities	295.9	296.4	296.4
Long-term debt, net of current portion	1,363.9	1,363.9	1,285.9
Deferred income taxes, net(d)	89.9	87.5	49.0
Noncurrent liabilities held for sale	—	—	129.0
Other noncurrent liabilities(c)	163.9	172.7	160.2
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4	0.4
Additional paid-in capital	117.1	117.1	117.1
Treasury stock, at cost — 1,481,611 shares	(3.2)	(3.2)	(3.2)
Retained earnings(e)	607.4	595.6	595.6
Accumulated other comprehensive loss(f)	(192.1)	(192.2)	(192.2)
Total stockholders’ equity	529.6	517.7	517.7
Total liabilities and stockholders’ equity	$2,443.2	$2,438.2	$2,438.2
(a) Amount in As Revised column reflects decrease of $6.7 million related to the SOP inventory correction.
(b) Amount in As Revised column reflects a $1.7 million tax benefit related to the SOP inventory correction.
(c) Amounts in As Revised column reflect Canadian Benefits liabilities, consisting of $0.5 million of current liabilities and $8.8 million of noncurrent liabilities.
(d) Amount in As Revised column reflects $2.4 million reduction of deferred tax liability related to the Canadian Benefits obligation.
(e) Amount in As Revised column reflects retained earnings reductions of $6.7 million related to the Canadian Benefits obligation and $5.1 million related to the SOP inventory correction.
(f) Amount in As Revised column reflects a $0.1 million impact of translating the Canadian Benefits obligation into U.S. dollars.

97	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Statements of Operations for the year ended December 31, 2020, are as follows:

	For the Year Ended December 31, 2020
	As Previously Reported	As Revised	As Currently Reported
Sales	$1,373.5	$1,373.5	$1,004.9
Shipping and handling cost	266.6	266.6	250.3
Product cost(a)	794.6	789.8	534.8
Gross profit	312.3	317.1	219.8
Selling, general and administrative expenses	171.8	171.8	116.8
Operating earnings	140.5	145.3	103.0

Other expense (income):
Interest expense	71.2	71.2	62.7
Gain on foreign exchange	(0.4)	(0.4)	(4.6)
Other (income) expense, net	(1.5)	(1.5)	0.4
Earnings from continuing operations before income taxes	71.2	76.0	44.5
Income tax expense for continuing operations(b)	11.7	12.9	1.9
Net earnings from continuing operations	59.5	63.1	42.6
Net earnings from discontinued operations	—	—	20.5
Net earnings	$59.5	$63.1	$63.1

Basic net earnings from continuing operations per common share	$1.72	$1.83	$1.22
Basic net earnings from discontinued operations per common share	—	—	0.60
Basic net earnings per common share	$1.72	$1.83	$1.83

Diluted net earnings from continuing operations per common share	$1.72	$1.82	$1.22
Diluted net earnings from discontinued operations per common share	—	—	0.60
Diluted net earnings per common share	$1.72	$1.82	$1.82

Weighted-average common shares outstanding (in thousands):
Basic	33,928	33,928	33,928
Diluted	33,928	33,928	33,928
(a) Amount in As Revised column reflects the impacts of $5.6 million related to the SOP inventory correction and $0.8 million related to the Canadian Benefits obligation.
(b) Amount in As Revised column reflects an increase in income tax expense of $1.4 million related to the SOP inventory correction and a decrease of $0.2 million related to the Canadian Benefits obligation.

98	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Statements of Operations for the year ended December 31, 2019, are as follows:

	For the Year Ended December 31, 2019
	As Previously Reported	As Revised	As Currently Reported
Sales	$1,490.5	$1,490.5	$1,085.1
Shipping and handling cost	312.5	312.5	294.6
Product cost(a)	841.2	847.6	558.0
Gross profit	336.8	330.4	232.5
Selling, general and administrative expenses	173.2	173.2	112.9
Operating earnings	163.6	157.2	119.6

Other expense (income):
Interest expense	68.4	68.4	58.3
Loss on foreign exchange	13.0	13.0	11.8
Other (income) expense, net	(2.4)	(2.4)	0.1
Earnings from continuing operations before income taxes	84.6	78.2	49.4
Income tax expense for continuing operations(b)	22.1	17.4	9.1
Net earnings from continuing operations	62.5	60.8	40.3
Net earnings from discontinued operations	—	—	20.5
Net earnings	$62.5	$60.8	$60.8

Basic net earnings from continuing operations per common share	$1.82	$1.77	$1.16
Basic net earnings from discontinued operations per common share	—	—	0.61
Basic net earnings per common share	$1.82	$1.77	$1.77

Diluted net earnings from continuing operations per common share	$1.81	$1.76	$1.16
Diluted net earnings from discontinued operations per common share	—	—	0.61
Diluted net earnings per common share	$1.81	$1.76	$1.76

Weighted-average common shares outstanding (in thousands):
Basic	33,882	33,882	33,882
Diluted	33,882	33,882	33,882
(a) Amount in As Revised column reflects the impacts of $5.5 million related to the change in SOP inventory correction and $0.9 million related to the Canadian Benefits obligation.
(b) Amount in As Revised column reflects decreases in income tax expense of $1.4 million related to the SOP inventory correction, $0.3 million related to the Canadian Benefits obligation and $3.0 million related to tax adjustments.

99	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Statements of Operations for the year ended December 31, 2018, are as follows:

	For the Year Ended December 31, 2018
	As Previously Reported	As Revised	As Currently Reported
Sales	$1,493.6	$1,493.6	$1,079.5
Shipping and handling cost	320.0	320.0	300.2
Product cost(a)	879.7	881.1	595.4
Gross profit	293.9	292.5	183.9
Selling, general and administrative expenses	163.6	163.6	104.4
Operating earnings	130.3	128.9	79.5

Other expense (income):
Interest expense	62.5	62.5	51.2
Gain on foreign exchange	(5.8)	(5.8)	(10.4)
Other income, net	(4.0)	(4.0)	(1.7)
Earnings from continuing operations before income taxes	77.6	76.2	40.4
Income tax expense for continuing operations(b)	8.8	11.4	8.3
Net earnings from continuing operations	68.8	64.8	32.1
Net earnings from discontinued operations	—	—	32.7
Net earnings	$68.8	$64.8	$64.8

Basic net earnings from continuing operations per common share	$2.02	$1.90	$0.93
Basic net earnings from discontinued operations per common share	—	—	0.97
Basic net earnings per common share	$2.02	$1.90	$1.90

Diluted net earnings from continuing operations per common share	$2.02	$1.90	$0.93
Diluted net earnings from discontinued operations per common share	—	—	0.97
Diluted net earnings per common share	$2.02	$1.90	$1.90

Weighted-average common shares outstanding (in thousands):
Basic	33,848	33,848	33,848
Diluted	33,848	33,848	33,848
(a) Amount in As Revised column reflects the impacts of $1.2 million related to the SOP inventory correction and $0.2 million related to the Canadian Benefits obligation.
(b) Amount in As Revised column reflects an increase in income tax expense of $3.0 million related to tax adjustments and decreases of $0.3 million related to the SOP inventory correction and $0.1 million related to the Canadian Benefits obligation.

100	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table presents the effects of the revisions to the Company’s Consolidated Statements of Stockholders’ Equity:

	Retained Earnings		Accumulated Other Comprehensive Loss
(In millions)	As Previously Reported	As Revised	As Previously Reported	As Revised
Balance, December 31, 2017(a)	$672.5	$666.4	$(77.9)	$(77.9)
Balance, December 31, 2018(b)	643.5	633.4	(210.9)	(210.9)
Balance, December 31, 2019(c)	607.4	595.6	(192.1)	(192.2)
Balance, December 31, 2020(d)	567.3	559.1	(303.3)	(303.8)
(a) Amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $8.1 million related to the Canadian Benefits obligation offset by related tax effects.
(b) Amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $1.2 million related to the SOP inventory correction, $3.0 million related to tax adjustments and $8.3 million related to the Canadian Benefits obligation, offset by related tax effects.
(c) Amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $6.8 million related to the SOP inventory correction and $9.3 million related to the Canadian Benefits obligation, offset by related tax effect. As Revised column under the Accumulated Other Comprehensive Loss heading reflects a $0.1 million impact of translating the Canadian Benefits obligation into U.S. dollars.
(d) Amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $10.6 million related to the Canadian Benefits obligation and $1.2 million related to the SOP inventory correction, offset by related tax effects. Amount in As Revised column under the Accumulated Other Comprehensive Loss heading reflects a $0.5 million impact of translating the Canadian Benefits obligation into U.S. dollars.

101	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Statement of Cash Flows are as follows:

	For the Year Ended December 31, 2020
	As Previously Reported	As Revised
Cash flows from operating activities:
Net earnings	$59.5	$63.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	137.9	137.9
Finance fee amortization	3.2	3.2
Refinancing of long-term debt	0.1	0.1
Stock-based compensation	9.4	9.4
Deferred income taxes(a)	5.4	5.2
Unrealized foreign exchange gain	(2.8)	(2.8)
Other, net	5.4	5.4
Changes in operating assets and liabilities, net of disposition:
Receivables	19.5	19.5
Inventories(b)	(71.4)	(77.0)
Other assets(c)	21.1	22.6
Accounts payable and accrued expenses and other current liabilities	(3.7)	(3.7)
Other liabilities(a)	(8.4)	(7.7)
Net cash provided by operating activities	175.2	175.2
Cash flows from investing activities:
Capital expenditures	(84.9)	(84.9)
Other, net	(3.3)	(3.3)
Net cash used in investing activities	(88.2)	(88.2)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	300.0	300.0
Principal payments on revolving credit facility borrowings	(329.7)	(329.7)
Proceeds from issuance of long-term debt	115.8	115.8
Principal payments on long-term debt	(79.2)	(79.2)
Dividends paid	(99.1)	(99.1)
Deferred financing costs	(1.0)	(1.0)
Shares withheld to satisfy employee tax obligations	(1.1)	(1.1)
Other, net	(1.9)	(1.9)
Net cash used in financing activities	(96.2)	(96.2)
Effect of exchange rate changes on cash and cash equivalents	(4.5)	(4.5)
Net change in cash and cash equivalents	(13.7)	(13.7)
Cash and cash equivalents, beginning of the year	34.7	34.7
Cash and cash equivalents, end of period	21.0	21.0
Less: cash and cash equivalents included in current assets held for sale	—	10.4
Cash and cash equivalents of continuing operations, end of period	$21.0	$10.6
(a) Amounts in As Revised column reflect the impact of deferred taxes related to the Canadian Benefits obligation.
(b) Amount in As Revised column reflects the impact of the SOP inventory correction.
(c) Amount in As Revised column reflects the impact of the tax effect of other revisions.

102	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	For the Year Ended December 31, 2019
	As Previously Reported	As Revised
Cash flows from operating activities:
Net earnings	$62.5	$60.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	137.9	137.9
Finance fee amortization	2.8	2.8
Refinancing of long-term debt	0.3	0.3
Stock-based compensation	6.3	6.3
Deferred income taxes(a)	(11.8)	(13.7)
Unrealized foreign exchange gain	15.0	15.0
Other, net	6.5	6.5
Changes in operating assets and liabilities, net of disposition:
Receivables	(31.3)	(31.3)
Inventories(b)	(45.4)	(39.8)
Other assets(c)	23.9	22.9
Accounts payable and accrued expenses and other current liabilities(d)	(12.1)	(12.2)
Other liabilities(e)	5.0	4.1
Net cash provided by operating activities	159.6	159.6
Cash flows from investing activities:
Capital expenditures	(98.1)	(98.1)
Other, net	(2.3)	(2.3)
Net cash used in investing activities	(100.4)	(100.4)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	574.1	574.1
Principal payments on revolving credit facility borrowings	(611.1)	(611.1)
Proceeds from issuance of long-term debt	1,001.8	1,001.8
Principal payments on long-term debt	(902.8)	(902.8)
Dividends paid	(98.1)	(98.1)
Deferred financing costs	(12.8)	(12.8)
Shares withheld to satisfy employee tax obligations	(0.3)	(0.3)
Other, net	(1.3)	(1.3)
Net cash used in financing activities	(50.5)	(50.5)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.0)
Net change in cash and cash equivalents	7.7	7.7
Cash and cash equivalents, beginning of the year	27.0	27.0
Cash and cash equivalents, end of period	34.7	34.7
Less: cash and cash equivalents included in current assets held for sale	—	16.7
Cash and cash equivalents of continuing operations, end of period	$34.7	$18.0
(a) Amount in As Revised column reflects the impact of deferred taxes of $1.7 million related to tax adjustments and $0.2 million related to the Canadian Benefits obligation.
(b) Amount in As Revised column reflects the impact of the SOP inventory correction.
(c) Amount in As Revised column primarily reflects tax benefits related to the SOP inventory correction.
(d) Amount in As Revised column reflects the impact of the tax effects of other changes.
(e) Amount in As Revised column primarily reflects the impact of recording $0.7 million related to the Canadian Benefits obligation.

103	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	For the Year Ended December 31, 2018
	As Previously Reported	As Revised
Cash flows from operating activities:
Net earnings	$68.8	$64.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	136.9	136.9
Finance fee amortization	2.2	2.2
Stock-based compensation	7.8	7.8
Deferred income taxes(a)	(16.7)	(15.1)
Unrealized foreign exchange gain	0.1	0.1
Other, net	3.1	3.1
Changes in operating assets and liabilities, net of disposition:
Receivables	16.4	16.4
Inventories(b)	(16.8)	(15.6)
Other assets(c)	(18.4)	(19.1)
Accounts payable and accrued expenses and other current liabilities	21.1	21.1
Other liabilities(d)	(22.2)	(20.3)
Net cash provided by operating activities	182.3	182.3
Cash flows from investing activities:
Capital expenditures	(96.8)	(96.8)
Other, net	(2.8)	(2.8)
Net cash used in investing activities	(99.6)	(99.6)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	457.4	457.4
Principal payments on revolving credit facility borrowings	(429.1)	(429.1)
Proceeds from issuance of long-term debt	54.3	54.3
Principal payments on long-term debt	(68.1)	(68.1)
Dividends paid	(97.7)	(97.7)
Deferred financing costs	(1.7)	(1.7)
Other, net	(1.0)	(1.0)
Net cash used in financing activities	(85.9)	(85.9)
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(6.4)
Net change in cash and cash equivalents	(9.6)	(9.6)
Cash and cash equivalents, beginning of the year	36.6	36.6
Cash and cash equivalents, end of period	27.0	27.0
Less: cash and cash equivalents included in current assets held for sale	—	9.8
Cash and cash equivalents of continuing operations, end of period	$27.0	$17.2
(a) Amount in As Revised column reflects the impact of deferred taxes of $1.7 million related to tax adjustments partially offset by $0.1 million related to the Canadian Benefits obligation.
(b) Amount in As Revised column reflects the impact of the SOP inventory correction.
(c) Amount in As Revised column primarily reflects tax benefits related to the SOP inventory correction.
(d) Amount in As Revised column reflects the impact of recording other noncurrent liabilities of $1.7 million related to transition tax adjustments and $0.2 million related to the Canadian Benefits obligation.

104	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

19.    DISCONTINUED OPERATIONS

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
On April 7, 2021, the Company entered into a definitive agreement to sell a component of its North America micronutrient business (primarily consisting of intangible assets and certain inventory of the business) to Koch Agronomic Services, LLC (“KAS”), a subsidiary of Koch Industries, through an asset purchase and sale agreement. On May 4, 2021, the Company completed the sale for approximately $56.7 million. In the second quarter of 2021, the Company recognized a gain from the sale of $30.8 million, net of $2.8 million from the release of accumulated currency translation adjustment (“CTA”) upon substantial liquidation of the business.
On June 28, 2021, the Company entered into a definitive agreement to sell its investment in Fermavi for R$45 million Brazilian reais (including R$30 million Brazilian reais of deferred purchase price). The transaction closed on August 20, 2021. Upon closing the Company received gross proceeds of approximately $2.8 million (based on exchange rates at the time of closing).
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
The amount of CTA loss within AOCL on the Company’s Consolidated Balance Sheets related to the Specialty Businesses was considered in the Company’s determination of the adjustment to fair value less estimated costs to sell. The Company recognized a net (gain) loss from its adjustment to fair value less estimated costs to sell of $(14.6) million and $240.6 million included in its earnings (loss) from discontinued operations in its Consolidated Statements of Operations for the three and six months ended June 30, 2021, respectively. The adjustment to fair value less estimated costs to sell for the six months ended June 30, 2021 is due primarily to the translation of the net assets of the Company’s Brazil subsidiaries from Brazilian reais to U.S. dollars, which has been reported in CTA.
As discussed in Note 1, prior to March 31, 2021, the North America micronutrient product business was reported in the Company’s Plant Nutrition North America segment (which is now known as the Plant Nutrition segment), which aligns with the Plant Nutrition reporting unit for purposes of evaluating goodwill. Based on the Company’s assessment of the estimated relative fair values of the North America micronutrient product business and the remaining business from the former Plant Nutrition reporting unit, the Company performed an allocation of goodwill between the North America micronutrient product business classified as held for sale and the business being retained, which resulted in $6.8 million and $6.6 million of goodwill allocated to the North America micronutrient product business as of December 31, 2020 and 2019, respectively. An allocation of goodwill related to the former Plant Nutrition South America segment was not required as the entire segment and related goodwill is classified as held for sale in each period.
The information below sets forth selected financial information related to the operating results of the Specialty Businesses classified as discontinued operations. The Specialty Businesses’ revenue and expenses have been reclassified to net earnings from discontinued operations in prior periods. The Consolidated Balance Sheets present the assets and liabilities that were reclassified from the specified line items to assets and liabilities held for sale and the Consolidated Statements of Operations present the revenue and expenses that were reclassified from the specified line items to discontinued operations.

105	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized Consolidated Balance Sheet information of assets and liabilities held for sale (in millions):

	December 31,
	2020	2019
Cash and cash equivalents	$10.4	$16.7
Receivables, less allowance for doubtful accounts of $7.1 in 2020 and $8.1 in 2019	111.5	118.9
Inventories	70.7	76.1
Other	13.9	15.3
Current assets held for sale	$206.5	$227.0

Property, plant and equipment, net	$113.2	$146.0
Goodwill	225.5	288.3
Other	65.4	91.5
Noncurrent assets held for sale	$404.1	$525.8

Current portion of long-term debt	$53.7	$42.1
Accounts payable	34.3	39.6
Accrued expenses and other current liabilities	23.4	20.5
Current liabilities held for sale	$111.4	$102.2

Long-term debt, net of current portion	$38.6	$78.0
Other noncurrent liabilities	37.5	51.0
Noncurrent liabilities held for sale	$76.1	$129.0

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	December 31,
	2020	2019	2018
Sales	$368.6	$405.4	$414.1
Shipping and handling cost	16.3	17.8	19.8
Product cost	255.0	289.5	285.8
Gross profit	97.3	98.1	108.5
Selling, general and administrative expenses	54.9	60.4	59.2
Operating earnings	42.4	37.7	49.3
Interest expense	8.6	10.1	11.2
Loss on foreign exchange	4.2	1.2	4.6
Other income, net	(1.8)	(2.4)	(2.3)
Earnings from discontinued operations before income taxes	31.4	28.8	35.8
Income tax expense	10.9	8.3	3.1
Net earnings from discontinued operations	$20.5	$20.5	$32.7

106	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in millions):

	December 31,
	2020	2019	2018
Depreciation, depletion and amortization	$20.1	$25.3	$25.7
Deferred income taxes	(2.8)	(0.4)	(7.1)
Unrealized foreign exchange (gain) loss	4.3	(26.1)	(40.1)
Capital expenditures	(9.6)	(10.5)	(10.1)
Changes in receivables	(17.9)	(30.2)	12.6
Changes in inventories	(9.7)	(4.5)	(31.9)
Changes in other assets	(4.3)	(2.6)	(12.8)
Changes in accounts payable and accrued expenses and other current liabilities	3.9	10.4	42.5
Proceeds from issuance of long-term debt	57.6	101.8	54.3
Principal payments on long-term debt	(62.2)	(73.9)	(59.6)

20.    SUBSEQUENT EVENTS

Dividend Declared:
On February 25, 2021, the Board of Directors declared a quarterly cash dividend of $0.72 per share on the Company’s outstanding common stock, unchanged from the quarterly cash dividends paid in 2020. The dividend was paid on March 19, 2021, to stockholders of record as of the close of business on March 10, 2021.

Change in Fiscal Year
On June 23, 2021, the Board of Directors of the Company approved a change in the Company’s fiscal year end from December 31st to September 30th. As a result of this change, the Company will file a Transition Report on Form 10-K for the transition period ending September 30, 2021.

107	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
In connection with the preparation of this Amended Annual Report on Form 10-K/A, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer as of December 31, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2020, due to the material weakness described below. The material weakness resulted in material misstatements in the unaudited quarterly information presented in Note 17 of our Original Report (there was no impact to full year financial statements) and the unaudited consolidated financial statements included in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “1Q 2021 Form 10-Q”). Notwithstanding such material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Amended Annual Report on Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
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
Management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting as of the reporting date. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management conducted an evaluation and reassessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2020 and this report has been revised from our report included in the previously filed 2020 Form 10-K (which had reported internal controls over financial reporting as effective). The Company did not have properly designed controls and policies to analyze inventory variances at interim reporting dates that required capitalization for its salt inventory. Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s consolidated financial statements for each of the three years ended December 31, 2020, and has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. These reports are included in this Amended Annual Report on Form 10-K/A.

108	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Remediation Efforts and Status of Material Weakness
The Company is in the process of enhancing the design of certain internal controls over financial reporting related to accounting for inventory in interim periods under ASC Topic 330 – Inventory and ASC Topic 270 - Interim Reporting in accordance with a remediation plan for the material weakness, which includes updating the Company’s inventory valuation policy and subsequent application of the policy. These enhanced controls will be tested for effectiveness in future periods. In addition, the Company is amending its previously filed 2020 Form 10-K and 1Q 2021 Form 10-Q by filing this Amended Annual Report on Form 10-K/A and an Amended Quarterly Report on Form 10-Q/A for the quarter ending March 31, 2021.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as discussed above. The Company also implemented changes to our SOP inventory management and reporting process at our Ogden facility, which were designed to reduce risk, along with enhanced internal controls for this process.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s executive officers is included in Part I to this Form 10-K/A under the caption “Information about our Executive Officers” and is incorporated herein by reference.
The information required by this item is included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” and “Board of Directors and Board Committees” in the Company’s proxy statement for its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is included under the captions “2020 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2021 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans is included in this report under the caption “Equity Compensation Tables” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2021 Proxy Statement and is incorporated herein by reference.

109	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal 3—Ratification of Appointment of Independent Auditors” in the 2021 Proxy Statement and is incorporated herein by reference.

110	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
December 31, 2020, 2019 and 2018

Description (in millions)	Balance at the Beginning of the Year	Additions (Deductions) Charged to Expense	Deductions(1)	Balance at the End of the Year
Deducted from Receivables — Allowance for Doubtful Accounts
2020	$2.6	$5.6	$(4.3)	$3.9
2019	2.1	0.7	(0.2)	2.6
2018	2.0	0.6	(0.5)	2.1
Deducted from Deferred Income Taxes — Valuation Allowance
2020	$39.9	$2.4	$—	$42.3
2019	39.6	0.3	—	39.9
2018(2)	1.2	38.4	—	39.6
(1)Deduction for purposes for which reserve was created.
(2)The 2018 additions primarily relate to foreign tax credits which offset a deferred tax asset. This amount was not charged to expense.

111	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

4.4	Form of 6.750% Senior Note due 2027 (included in Exhibit 1 to Exhibit 4.3).
4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).
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

112	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

10.22+
Summary of Non-Employee Director Compensation, as of January 1, 2019 (incorporated by reference to Exhibit 10.21 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.23+
Summary of Non-Employee Director Compensation, as of January 1, 2021 (incorporated by reference to Exhibit 23 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).

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

113	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

114	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).
23.1*	Consent of Ernst & Young LLP.
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).
31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of James D. Standen, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and James D. Standen, Chief Financial Officer.
95	Mine Safety Disclosures (incorporated by reference to Exhibit 95 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020).
101**
The following financial statements from Amendment No. 1 on Form 10-K/A to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

115	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

104**	Cover Page Interactive Data File (contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
+    Management contracts and compensatory plans or arrangements.

116	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 16.    FORM 10-K SUMMARY

None.

117	2020 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

September 2, 2021	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 2, 2021.

	Signature	Capacity

	/s/ Kevin S. Crutchfield	President and CEO and Director
	Kevin S. Crutchfield	(Principal Executive Officer)

	/s/ James D. Standen	Chief Financial Officer
	James D. Standen	(Principal Financial and Accounting Officer)

	*	Director
Eric Ford

	*	Director
Richard S. Grant

	*	Director
Joseph E. Reece

	*	Director
Allan R. Rothwell

	*	Director
Lori A. Walker

	*	Director
Paul S. Williams

	*	Director
Amy J. Yoder

* By:	/s/ Mary L. Frontczak
Mary L. Frontczak
Attorney-in Fact

118	2020 FORM 10-K/A