Form 10-Q/A
period 2021-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2021-09-03
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Compass Minerals International, Inc. (collectively with its subsidiaries, the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or this “report”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 7, 2021 (the “Original Report”). The Company’s quarterly financial results have been restated to correct an error in its interim inventory valuation methodology related to the capitalization of inventory variances at its Salt production mines, which resulted in a historical understatement of its first-quarter consolidated and Salt segment operating income that is completely offset in subsequent quarters with no impact to full-year operating results. This correction resulted in shifting previously reported Salt segment product costs from the first quarter of 2021 and 2020, respectively, to subsequent quarters.

The Company filed Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021 ( “Form 10-K” or “2020 Form 10-K”). This Form 10-Q/A should be read in conjunction with the Form 10-K/A, as filed with the SEC on September 2, 2021. The historical periods presented in this Form 10-Q/A reflect adjustments to the information presented in the Company’s previously-filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the Form 10-K and the Original Report.

The Company's consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been revised to correct certain immaterial items, for which the accumulated effect was considered to be too material to correct through fiscal 2021 earnings; however, the errors were not material to any annual historical periods. The Company's consolidated financial statements as of December 31, 2020 have been revised to correct certain immaterial items, the cumulative effect of which were considered to be too material to correct through fiscal 2021 earnings. These adjustments primarily relate to understatement of the Canadian other post-employment benefit obligations and the overstatement of bulk sulfate of potash (“SOP’) stockpile inventory at the Company's Ogden facility. The Company is also revising its disclosures in Part I, Item 4, “Controls and Procedures” to discuss the material weakness in internal controls that resulted in filing this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Report, in its entirety, as amended to reflect the corrections and adjustments described above. The Company has presented information that occurred subsequent to the filing date of the Original Report throughout this filing and in its Subsequent Events footnote. Information not affected by the corrections and adjustments referred to above is unchanged and reflects disclosures made at the time of the filing of the Original Report.

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Form 10-Q/A.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2021	December 31, 2020
	(Restated)	(Revised)
ASSETS
Current assets:
Cash and cash equivalents	$42.8	$10.6
Receivables, less allowance for doubtful accounts of $4.3 in 2021 and $3.9 in 2020	158.6	185.1
Inventories	231.7	298.7
Current assets held for sale	338.8	206.5
Other	45.7	55.4
Total current assets	817.6	756.3
Property, plant and equipment, net	845.0	851.7
Intangible assets, net	49.9	49.9
Goodwill	56.4	55.7
Noncurrent assets held for sale	—	404.1
Other	144.6	143.8
Total assets	$1,913.5	$2,261.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10.0
Accounts payable	104.6	82.6
Accrued salaries and wages	16.5	22.2
Income taxes payable	0.6	5.1
Accrued interest	14.1	9.0
Current liabilities held for sale	199.3	111.4
Accrued expenses and other current liabilities	58.8	56.4
Total current liabilities	393.9	296.7
Long-term debt, net of current portion	1,184.0	1,299.1
Deferred income taxes, net	57.9	57.3
Noncurrent liabilities held for sale	—	76.1
Other noncurrent liabilities	153.9	154.0
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	131.3	127.0
Treasury stock, at cost — 1,390,182 shares at March 31, 2021 and 1,407,926 shares at December 31, 2020	(4.4)	(4.4)
Retained earnings	320.5	559.1
Accumulated other comprehensive loss	(324.0)	(303.8)
Total stockholders’ equity	123.8	378.3
Total liabilities and stockholders’ equity	$1,913.5	$2,261.5
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,
	2021	2020
	(Restated)	(Restated)
Sales	$425.5	$345.9
Shipping and handling cost	123.1	98.4
Product cost	194.0	163.4
Gross profit	108.4	84.1
Selling, general and administrative expenses	32.4	29.8
Operating earnings	76.0	54.3

Other expense (income):
Interest expense	15.7	16.6
Loss (gain) on foreign exchange	2.1	(18.0)
Other expense, net	0.3	0.3
Earnings from continuing operations before income taxes	57.9	55.4
Income tax expense for continuing operations	16.0	15.4
Net earnings from continuing operations	41.9	40.0
Net loss from discontinued operations	(256.3)	(6.0)
Net (loss) earnings	$(214.4)	$34.0

Basic net earnings from continuing operations per common share	$1.22	$1.17
Basic net loss from discontinued operations per common share	(7.54)	(0.18)
Basic net (loss) earnings per common share	$(6.32)	$0.99

Diluted net earnings from continuing operations per common share	$1.21	$1.16
Diluted net loss from discontinued operations per common share	(7.54)	(0.18)
Diluted net (loss) earnings per common share	$(6.32)	$0.99

Weighted-average common shares outstanding (in thousands):
Basic	33,974	33,892
Diluted	34,012	33,892
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
	(Restated)	(Restated)
Net (loss) earnings	$(214.4)	$34.0
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) in 2021 and $0.0 in 2020	0.2	0.2
Unrealized gain on cash flow hedges, net of tax of $0.0 in both 2021 and 2020	0.1	0.1
Cumulative translation adjustment	(20.5)	(173.8)
Comprehensive loss	$(234.6)	$(139.5)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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
COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2021	2020
	(Restated)
Cash flows from operating activities:
Net (loss) earnings	$(214.4)	$34.0
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	34.6	33.1
Finance fee amortization	0.8	0.8
Stock-based compensation	4.0	2.4
Deferred income taxes	(1.1)	7.4
Unrealized foreign exchange loss (gain)	5.6	(18.0)
Loss on impairment of long-lived assets	253.1	—
Other, net	0.4	3.6
Changes in operating assets and liabilities:
Receivables	17.8	87.1
Inventories	60.7	27.0
Other assets	1.7	53.8
Accounts payable and accrued expenses and other current liabilities	37.2	(1.2)
Other liabilities	(0.2)	(1.4)
Net cash provided by operating activities	200.2	228.6
Cash flows from investing activities:
Capital expenditures	(18.2)	(25.3)
Other, net	2.0	(0.6)
Net cash used in investing activities	(16.2)	(25.9)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	6.3	46.2
Principal payments on revolving credit facility borrowings	(136.6)	(147.2)
Proceeds from issuance of long-term debt	69.8	22.0
Principal payments on long-term debt	(55.1)	(18.7)
Dividends paid	(24.1)	(24.8)
Deferred financing costs	(0.1)	(0.1)
Other, net	(0.5)	(0.2)
Net cash used in financing activities	(140.3)	(122.8)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(4.8)
Net change in cash and cash equivalents	42.6	75.1
Cash and cash equivalents, beginning of the year	21.0	34.7
Cash and cash equivalents, end of period	63.6	109.8
Less: cash and cash equivalents included in current assets held for sale	(20.8)	(15.8)
Cash and cash equivalents of continuing operations, end of period	$42.8	$94.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.5	$11.3
Income taxes paid, net of refunds	$14.7	$(37.7)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2020, as filed with the SEC in its Form 10-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Part II, Item 8 of its Form 10-K/A for the year ended December 31, 2020. The Company reports its financial results from discontinued operations and continuing operations separately to recognize the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs when a component or a group of components of an entity has been disposed of or classified as held for sale and represents a strategic shift that has a major effect on the entity’s operations and financial results. In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. The Company has reclassified certain prior year amounts, including the results of discontinued operations, assets and liabilities held for sale and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 for information on discontinued operations and Note 10 for information on the Company’s reportable segments.

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

As described further in Note 2, on May 4, 2021, July 1, 2021 and August 20, 2021, the Company completed the sale of a component of its North America micronutrient business, the sale of its South America specialty plant nutrition business, and the sale of its investment in Fermavi, respectively. In the second quarter of 2021, the Company abandoned the remaining inventory of its North America micronutrient product business and has reclassified its remaining product lines as discontinued operations for all periods presented. The Company continues to actively pursue the sale of its South America chemicals business and believes the sale is probable to occur within the next twelve months.

Revisions to Prior Period Consolidated Financial Statements

As discussed further in Note 15, management corrected its interim inventory valuation methodology which resulted in a historical understatement of first-quarter Salt segment operating income, which was completely offset in subsequent quarters with no impact to full-year operating results.

Additionally, management corrected other immaterial items, the cumulative effect of which was considered to be too material to correct through fiscal 2021 earnings included in previously filed consolidated financial statements. These adjustments primarily related to understatement of the Canadian other post-employment benefit obligations and the overvaluation of bulk SOP stockpile inventory at the Company's Ogden facility. In accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-1, Considering the Effects of Prior Year Misstatements in Current Year Financial Statements, the Company concluded that its previously issued unaudited consolidated financial statements were not materially misstated as a result of these other immaterial adjustments.

The historical periods presented in this Form 10-Q/A reflect adjustments to the information presented in the Company’s previously-filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the Form 10-K/A and the Original Report. Additionally, historical periods have been adjusted to reflect the application of discontinued operations in accordance with U.S. GAAP, as discussed above. See Note 15 for the effect of the revisions on each of the individual effected line items in the Company’s unaudited consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
2.    Discontinued Operations:

On March 23, 2021, the Company entered into a definitive agreement to sell its South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing, the Company received gross proceeds of approximately $432.3 million, including $12.7 million in working capital adjustments (in each case, based on exchange rates at the time of closing), comprised of a cash payment of approximately $325.5 million and an additional $106.8 million in net debt assumed by ICL Brasil Ltda. The terms of the definitive agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in 2022 and which will be calculated on a sliding scale if the South America specialty plant nutrition business achieves certain full-year 2021 earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets. At the closing of the transaction, the parties also entered into a Reverse Transition Services Agreement, which governs the parties’ respective rights and obligations with respect to the provision of certain transition services to the Company’s Brazil subsidiaries after closing. The Reverse Transition Services Agreement has a term of 18 months and allows the Company’s remaining Brazil subsidiaries to assign their rights and obligations with respect to the transition services to any buyer of a sufficient portion of their assets.

On April 7, 2021, the Company entered into a definitive agreement to sell a component of its North America micronutrient business (primarily consisting of intangible assets and certain inventory of the business) to Koch Agronomic Services, LLC, a subsidiary of Koch Industries (“KAS”), through an asset purchase and sale agreement. On May 4, 2021, the Company completed the sale for approximately $56.7 million, which resulted in the removal of the North America micronutrient business assets and liabilities from the Company’s unaudited consolidated financial statements, including $7.0 million in goodwill. The Company recognized a gain from the sale of $30.8 million, net of $2.8 million from the release of accumulated currency translation adjustment (“CTA”) upon substantial liquidation of the business.

On June 28, 2021, the Company entered into a definitive agreement to sell its investment in Fermavi for R$45 million Brazilian reais (including R$30 million Brazilian reais of deferred purchase price). The transaction closed on August 20, 2021. Upon closing the Company received gross proceeds of approximately $2.8 million (based on exchange rates at the time of closing).

In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an analysis when its Board of Directors committed to a plan to sell the Specialty Businesses and the Company will update the analysis each quarter until the businesses are sold. Management evaluated indicators of fair value of each of the Specialty Businesses, including the net proceeds expected to be realized at closing of the transactions to sell its South America specialty plant nutrition business, a component of its North America micronutrient business, its investment in Fermavi and the earn-out component of the proceeds from the sale of the South America specialty plant nutrition business, in addition to indications of fair value received from third parties in connection with the marketing of its South America chemicals business.

The amount of CTA loss within accumulated other comprehensive loss (“AOCL”) on the Company’s Consolidated Balance Sheets related to the Specialty Businesses was considered in the Company’s determination of the adjustment to fair value less estimated costs to sell. The Company recognized a net loss from its adjustment to fair value less estimated costs to sell of $255.2 million included in its loss from discontinued operations in its Consolidated Statement of Operations for the three months ended March 31, 2021. The net loss from adjustment to fair value less estimated costs to sell is due primarily to the translation of the net assets of the Company’s Brazil subsidiaries from Brazilian reais to U.S. dollars, which has been reported in CTA. As of March 31, 2021, the adjustment to fair value less costs to sell for the Company’s South America chemicals and specialty plant nutrition businesses was $92.7 million and $154.5 million, respectively, inclusive of CTA. The amount of CTA recorded in AOCL will be eliminated upon substantial liquidation of each foreign entity. The Company also recognized loss for the adjustment to fair value less estimated costs to sell of $8.0 million on its investment in Fermavi as of March 31, 2021.

The Company’s determination of the net proceeds to be realized at or after closing of each transaction involves certain estimates and judgments based on, among other items: (i) management’s interpretation and application of key terms of each definitive agreement, (ii) certain consolidated balance sheet amounts of the business or asset group as of March 31, 2021, and (iii) certain projections of costs to be incurred through an estimated future date. The balances of net working capital, cash, debt and deductions, are subject to future changes based on the operations of the remaining business from March 31, 2021, through the closing date or earn-out determination date, and estimated proceeds and costs to sell the businesses could differ from actual results. Consequently, a change in the adjustment to fair value less estimated costs to sell associated with the Specialty Businesses could occur in a future period, including upon closing of the transactions described above or thereafter.

In addition to calculating an estimate of net proceeds expected to be realized at or after closing, as described above, certain additional judgments, estimates and other reporting matters related to discontinued operations include matters discussed in the following paragraphs.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The information below sets forth selected financial information related to the operating results of the Specialty Businesses classified as discontinued operations. While the reclassification of the Specialty Business’ revenue and expenses to net loss from discontinued operations in prior periods has no impact upon previously reported results, the Consolidated Balance Sheets present the assets and liabilities that were reclassified from the specified line items to assets and liabilities held for sale and the Consolidated Statements of Operations present the revenue and expenses that were reclassified from the specified line items to discontinued operations.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The following table represents summarized Consolidated Balance Sheet information of assets and liabilities held for sale (in millions):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$20.8	$10.4
Receivables, less allowance for doubtful accounts of $6.7 in 2021 and $7.1 in 2020	111.4	111.5
Inventories	72.5	70.7
Property, plant and equipment, net	103.3	—
Goodwill	207.6	—
Loss recognized on held for sale classification	(255.2)	—
Other	78.4	13.9
Current assets held for sale	$338.8	$206.5

Property, plant and equipment, net	$—	$113.2
Goodwill	—	225.5
Other	—	65.4
Noncurrent assets held for sale	$—	$404.1

Current portion of long-term debt	$94.3	$53.7
Accounts payable	48.9	34.3
Accrued expenses and other current liabilities	56.1	23.4
Current liabilities held for sale	$199.3	$111.4

Long-term debt, net of current portion	$—	$38.6
Other noncurrent liabilities	—	37.5
Noncurrent liabilities held for sale	$—	$76.1

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions), inclusive of the remaining North America micronutrient product lines abandoned during the three months ended June 30, 2021, which were reclassified as discontinued operations for all periods presented, as discussed above:

	Three Months Ended March 31,
	2021	2020
Sales	$85.9	$68.0
Shipping and handling cost	3.9	3.3
Product cost	63.0	52.0
Gross profit	19.0	12.7
Selling, general and administrative expenses	13.5	13.3
Operating earnings (loss)	5.5	(0.6)
Interest expense	1.7	2.4
Loss on foreign exchange	4.3	3.7
Loss on adjustment to fair value less estimated costs to sell	255.2	—
Other income, net	(0.4)	0.1
Loss from discontinued operations before income taxes	(255.3)	(6.8)
Income tax expense (benefit)	1.0	(0.8)
Net loss from discontinued operations	$(256.3)	$(6.0)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The significant components included in our Consolidated Statements of Cash Flows for the discontinued operations are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
		(Revised)
Depreciation, depletion and amortization	$4.7	$5.7
Loss on impairment of long-lived assets	253.1	—
Capital expenditures	1.6	2.5
Proceeds from issuance of long-term debt	21.0	22.0
Principal payments on long-term debt	(10.9)	(16.2)

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

See Note 10 for disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	March 31, 2021	December 31, 2020
	(Restated)	(Revised)
Finished goods	$180.6	$250.9
Raw materials and supplies	51.1	47.8
Total inventories	$231.7	$298.7

5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2021	December 31, 2020
Land, buildings and structures, and leasehold improvements	$547.8	$544.5
Machinery and equipment	1,041.7	1,035.4
Office furniture and equipment	54.2	50.7
Mineral interests	168.9	172.4
Construction in progress	59.7	43.7
	1,872.3	1,846.7
Less: accumulated depreciation and depletion	(1,027.3)	(995.0)
Property, plant and equipment, net	$845.0	$851.7

6.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended March 31,
	2021	2020
Aggregate amortization expense	$0.4	$0.4
Amounts related to the Company’s goodwill are as follows (in millions):

	March 31, 2021	December 31, 2020
Plant Nutrition Segment	$50.3	$49.6
Other	6.1	6.1
Total	$56.4	$55.7

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
8.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2021	December 31, 2020
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	345.8	390.0
Revolving Credit Facility due January 2025	—	130.3
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2023	100.0	51.2
	1,195.8	1,321.5
Less unamortized debt issuance costs	(11.8)	(12.4)
Total debt	1,184.0	1,309.1
Less current portion	—	(10.0)
Long-term debt	$1,184.0	$1,299.1

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
Segment information is as follows (in millions), inclusive of the remaining North America micronutrient product lines abandoned during the three months ended June 30, 2021, which were reclassified as discontinued operations for all periods presented:

Three Months Ended March 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$369.0	$53.7	$2.8	$425.5
Intersegment sales	—	0.5	(0.5)	—
Shipping and handling cost (revised)	115.4	7.7	—	123.1
Operating earnings (loss) (restated)	91.6	5.3	(20.9)	76.0
Depreciation, depletion and amortization	18.0	8.8	3.1	29.9
Total assets (as of end of period) (restated)	901.4	481.9	191.4	1,574.7

Three Months Ended March 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$287.8	$55.4	$2.7	$345.9
Intersegment sales	—	0.3	(0.3)	—
Shipping and handling cost (revised)	89.8	8.6	—	98.4
Operating earnings (loss) (restated)	67.8	4.6	(18.1)	54.3
Depreciation, depletion and amortization	14.6	9.8	3.0	27.4
Total assets (as of end of period) (restated)	967.2	522.2	32.2	1,521.6

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$291.3	$—	$—	$291.3
Consumer & Industrial Salt	77.7	—	—	77.7
SOP (revised)	—	54.2	—	54.2
Eliminations & Other	—	(0.5)	2.8	2.3
Sales to external customers	$369.0	$53.7	$2.8	$425.5

Three Months Ended March 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$215.1	$—	$—	$215.1
Consumer & Industrial Salt	72.7	—	—	72.7
SOP (revised)	—	55.7	—	55.7
Eliminations & Other	—	(0.3)	2.7	2.4
Sales to external customers	$287.8	$55.4	$2.7	$345.9
(a)Corporate and other includes corporate entities, records management operations and other incidental operations and eliminations. Operating loss for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, as well as costs for the human resources, information technology, legal and finance functions. Corporate assets in 2021 include assets under the Company’s A/R Facility.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended March 31,
Revenue	2021	2020
United States(a)	$317.0	$253.6
Canada	70.6	77.4
United Kingdom	34.9	11.8
Other	3.0	3.1
Total revenue	$425.5	$345.9
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
Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net (loss) earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL as of and for the three months ended March 31, 2021 and 2020, are as follows (in millions):

Three Months Ended March 31, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance (revised)	$0.2	$(9.4)	$(294.6)	$(303.8)
Other comprehensive income (loss) before reclassifications(b)	1.9	—	(20.5)	(18.6)
Amounts reclassified from accumulated other comprehensive loss	(1.8)	0.2	—	(1.6)
Net current period other comprehensive income (loss)	0.1	0.2	(20.5)	(20.2)
Ending balance (revised)	$0.3	$(9.2)	$(315.1)	$(324.0)

Three Months Ended March 31, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance (revised)	$(0.6)	$(6.9)	$(184.7)	$(192.2)
Other comprehensive income (loss) before reclassifications(b) (restated)	2.7	—	(173.8)	(171.1)
Amounts reclassified from accumulated other comprehensive loss	(2.6)	0.2	—	(2.4)
Net current period other comprehensive income (loss)	0.1	0.2	(173.8)	(173.5)
Ending balance (revised)	$(0.5)	$(6.7)	$(358.5)	$(365.7)
(a)With the exception of the cumulative CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded a foreign exchange gain (loss) of $(19.2) million and $(75.5) million in the three months ended March 31, 2021 and 2020, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

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
14.    Earnings (loss) per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings (loss) to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings (loss) per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,
	2021	2020
	(Restated)	(Restated)
Numerator:
Net earnings from continuing operations	$41.9	$40.0
Less: net earnings allocated to participating securities(a)	(0.6)	(0.4)
Net earnings from continuing operations available to common stockholders	41.3	39.6
Net loss from discontinued operations	(256.3)	(6.0)
Net (loss) earnings available to common stockholders	$(215.0)	$33.6

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	33,974	33,892
Weighted-average awards outstanding(b)	38	—
Shares for diluted earnings per share	34,012	33,892

Basic net earnings from continuing operations per common share	$1.22	$1.17
Basic net loss from discontinued operations per common share	(7.54)	(0.18)
Basic net (loss) earnings per common share	$(6.32)	$0.99

Diluted net earnings from continuing operations per common share	$1.21	$1.16
Diluted net loss from discontinued operations per common share	(7.54)	(0.18)
Diluted net (loss) earnings per common share	$(6.32)	$0.99
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

15.    Revisions to Prior Period Consolidated Financial Statements:

The Company’s quarterly financial results have been restated to correct an error in its interim inventory valuation methodology related to the capitalization of inventory variances at its Salt production mines, which resulted in a historical understatement of its first-quarter consolidated and Salt segment operating income, that is completely offset in subsequent quarters with no impact to full-year operating results. This correction resulted in shifting previously reported Salt segment product costs from the first quarter of 2021 and 2020, respectively, to subsequent quarters.

The Company's consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have also been revised to correct for certain immaterial items, the cumulative effect of which was considered to be too material to correct through fiscal 2021 earnings; however, the errors were not material to any annual historical periods. The Company's consolidated financial statements as of December 31, 2020 have been revised to correct certain immaterial items, the cumulative effect of which were considered to be too material to correct through fiscal 2021 earnings. These adjustments primarily relate to understatement of the Canadian other post-employment benefit obligations and overstatement of bulk SOP stockpile inventory at the Company's Ogden facility.

In the tables below, the amounts As Previously Reported represent the amounts as reported in the Company's 2021 first quarter Form 10-Q. The As Restated columns reflect the adjustments described above. The As Revised columns reflect the adjustments described above for prior year revisions.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the restatements described above on the Company’s Consolidated Balance Sheet as of March 31, 2021, are as follows:

	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$42.8	$42.8
Receivables, less allowance for doubtful accounts	158.6	158.6
Inventories(a)	219.9	231.7
Current assets held for sale	338.8	338.8
Other(b)	49.0	45.7
Total current assets	809.1	817.6
Property, plant and equipment, net	845.0	845.0
Intangible assets, net	49.9	49.9
Goodwill	56.4	56.4
Other	144.6	144.6
Total assets	$1,905.0	$1,913.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	104.6	104.6
Accrued salaries and wages(c)	16.0	16.5
Income taxes payable	0.6	0.6
Accrued interest	14.1	14.1
Current liabilities held for sale	199.3	199.3
Accrued expenses and other current liabilities	58.8	58.8
Total current liabilities	393.4	393.9
Long-term debt, net of current portion	1,184.0	1,184.0
Deferred income taxes, net(d)	60.8	57.9
Other noncurrent liabilities(c)	143.5	153.9
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	131.3	131.3
Treasury stock, at cost — 1,390,182 shares at March 31, 2021	(4.4)	(4.4)
Retained earnings(e)	319.5	320.5
Accumulated other comprehensive loss(f)	(323.5)	(324.0)
Total stockholders’ equity	123.3	123.8
Total liabilities and stockholders’ equity	$1,905.0	$1,913.5
(a) Amount in As Restated column reflects increase of $11.8 million related to the correction in inventory valuation methodology.
(b) Amount in As Restated column reflects a $3.3 million tax benefit related to the correction in inventory valuation methodology.
(c) Amounts in As Restated column reflect Canadian Benefits obligation, consisting of $0.5 million of current liabilities and $10.4 million of noncurrent liabilities.
(d) Amount in As Restated column reflects $2.9 million reduction of deferred tax liability related to the Canadian Benefits obligation.
(e) Amount in As Restated column reflects retained earnings reduction of $7.4 million related to the Canadian Benefits obligation and an increase of $8.4 million related to the change in inventory valuation methodology.
(f) Amount in As Restated column reflects a $0.5 million impact of translating the Canadian Benefits obligation into U.S. dollars and $0.1 million related to the change in inventory valuation methodology.

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
(a) Amount in As Revised column reflects increase of $1.2 million related to the SOP inventory correction.
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
(e) Amount in As Revised column reflects retained earnings reductions of $7.4 million related to the Canadian Benefits obligation and $0.8 million related to the SOP inventory correction.
(f) Amount in As Revised column reflects a $0.5 million impact of translating the Canadian Benefits obligation into U.S. dollars.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the restatement described above on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, inclusive of the remaining North America micronutrient product lines abandoned during the three months ended June 30, 2021, which were reclassified as discontinued operations for all periods presented, are as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	As Previously Reported	As Restated	As Previously Reported	As Restated
Sales	$426.0	$425.5	$346.9	$345.9
Shipping and handling cost	123.2	123.1	98.5	98.4
Product cost(a)	206.8	194.0	173.2	163.4
Gross profit	96.0	108.4	75.2	84.1
Selling, general and administrative expenses	32.4	32.4	29.8	29.8
Operating earnings	63.6	76.0	45.4	54.3

Other expense (income):
Interest expense	15.7	15.7	16.6	16.6
Loss (gain) on foreign exchange	2.1	2.1	(18.0)	(18.0)
Other expense, net	0.3	0.3	0.3	0.3
Earnings from continuing operations before income taxes	45.5	57.9	46.5	55.4
Income tax expense for continuing operations(b)	12.6	16.0	12.6	15.4
Net earnings from continuing operations	32.9	41.9	33.9	40.0
Net loss from discontinued operations	(256.5)	(256.3)	(6.3)	(6.0)
Net (loss) earnings	$(223.6)	$(214.4)	$27.6	$34.0

Basic net earnings from continuing operations per common share	$0.96	$1.22	$0.99	$1.17
Basic net loss from discontinued operations per common share	(7.55)	(7.54)	(0.19)	(0.18)
Basic net (loss) earnings per common share	$(6.59)	$(6.32)	$0.80	$0.99

Diluted net earnings from continuing operations per common share	$0.95	$1.21	$0.99	$1.16
Diluted net loss from discontinued operations per common share	(7.55)	(7.54)	(0.19)	(0.18)
Diluted net (loss) earnings per common share	$(6.60)	$(6.32)	$0.80	$0.99

Weighted-average common shares outstanding (in thousands):
Basic	33,974	33,974	33,892	33,892
Diluted	34,012	34,012	33,892	33,892
(a) Amounts in As Restated column reflect impacts of ($11.8) million and ($11.1) million for the correction in inventory valuation methodology, ($1.2) million and $1.5 million related to the SOP inventory correction and $0.2 million and $0.2 million related to the Canadian Benefits obligation for the three months ended March 31, 2021 and 2020, respectively.
(b) Amounts in As Restated column reflect increases in income tax expense of $3.2 million and $3.3 million related to the correction in inventory valuation methodology, $0.3 million and ($0.4) million related to the SOP inventory correction and ($0.1) million related to the Canadian Benefits obligation for the three months ended March 31, 2021 and 2020, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The following table presents the effects of the revisions to the Company’s Consolidated Statements of Stockholders’ Equity:

	Retained Earnings		Accumulated Other Comprehensive Loss
(In millions)	As Previously Reported	As Revised	As Previously Reported	As Revised
Balance, December 31, 2019(a)	$607.4	$595.6	$(192.1)	$(192.2)
Balance, March 31, 2020(b) (restated)	610.1	604.7	(365.3)	(365.7)
Balance, December 31, 2020(c)	567.3	559.1	(303.3)	(303.8)
Balance, March 31, 2021(d) (restated)	319.5	320.5	(323.5)	(324.0)
(a) Amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $6.8 million related to the SOP inventory correction and $9.3 million related to the Canadian Benefits obligation, both offset by related tax effects. Amount in As Revised column under the Accumulated Other Comprehensive Loss heading reflects a $0.1 million impact of translating the Canadian Benefit obligation into U.S. dollars.
(b) Restated amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $8.3 million related to the SOP inventory correction and $8.9 million related to the Canadian Benefits obligation, as well as a retained earnings increase of $11.1 million related to the correction in inventory valuation methodology, all offset by related tax effect. Restated amount in As Revised column under the Accumulated Other Comprehensive Loss heading reflects the impact of translating the SOP inventory correction and the Canadian Benefits obligation into U.S. dollars of ($0.7) million and $0.3 million, respectively.
(c) Amount in As Revised column under the Retained Earnings heading reflects retained earnings reductions of $10.6 million related to the Canadian Benefits obligation and $1.2 million related to the SOP inventory correction, both offset by related tax effects. Amount in As Revised column under the Accumulated Other Comprehensive Loss heading reflects a $0.5 million impact of translating the Canadian Benefits obligation into U.S. dollars.
(d) Restated amount in As Revised column under the Retained Earnings heading reflects the retained earnings increase of $11.7 million related to the correction in inventory valuation methodology, as well as a retained earnings reduction of $10.9 million related to the Canadian Benefits obligation, both offset by tax effects. Restated amount in As Revised column under the Accumulated Other Comprehensive Loss heading reflects the impact of translating the Canadian Benefits obligation and the change in inventory valuation methodology of ($0.6) million and $0.1 million, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the restatements described above on the Company’s Consolidated Statement of Cash Flows are as follows:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cash flows from operating activities:
Net (loss) earnings	$(223.6)	$(214.4)	$27.6	$34.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	34.6	34.6	33.1	33.1
Finance fee amortization	0.8	0.8	0.8	0.8
Stock-based compensation	4.0	4.0	2.4	2.4
Deferred income taxes(a)	(1.0)	(1.1)	7.5	7.4
Unrealized foreign exchange loss (gain)	5.6	5.6	(18.0)	(18.0)
Loss on impairment of long-lived assets	253.1	253.1	—	—
Other, net	0.4	0.4	3.5	3.6
Changes in operating assets and liabilities, net of disposition:
Receivables	17.8	17.8	87.1	87.1
Inventories(b)	73.6	60.7	36.6	27.0
Other assets(c)	(1.9)	1.7	54.5	53.8
Accounts payable and accrued expenses and other current liabilities(d)	37.2	37.2	(4.9)	(1.2)
Other liabilities(e)	(0.4)	(0.2)	(1.6)	(1.4)
Net cash provided by operating activities	200.2	200.2	228.6	228.6
Cash flows from investing activities:
Capital expenditures	(18.2)	(18.2)	(25.3)	(25.3)
Other, net	2.0	2.0	(0.6)	(0.6)
Net cash used in investing activities	(16.2)	(16.2)	(25.9)	(25.9)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	6.3	6.3	46.2	46.2
Principal payments on revolving credit facility borrowings	(136.6)	(136.6)	(147.2)	(147.2)
Proceeds from issuance of long-term debt	69.8	69.8	22.0	22.0
Principal payments on long-term debt	(55.1)	(55.1)	(18.7)	(18.7)
Dividends paid	(24.1)	(24.1)	(24.8)	(24.8)
Deferred financing costs	(0.1)	(0.1)	(0.1)	(0.1)
Other, net	(0.5)	(0.5)	(0.2)	(0.2)
Net cash used in financing activities	(140.3)	(140.3)	(122.8)	(122.8)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.1)	(4.8)	(4.8)
Net change in cash and cash equivalents	42.6	42.6	75.1	75.1
Cash and cash equivalents, beginning of the year	21.0	21.0	34.7	34.7
Cash and cash equivalents, end of period	63.6	63.6	109.8	109.8
Less: cash and cash equivalents included in current assets held for sale	(20.8)	(20.8)	(15.8)	(15.8)
Cash and cash equivalents of continuing operations, end of period	$42.8	$42.8	$94.0	$94.0
(a) Amounts in As Restated column reflect the impact of deferred taxes related to the Canadian Benefits obligation.
(b) Amounts in As Restated column reflect the impact of the SOP inventory correction of ($1.2) million and $1.5 million and the change in inventory valuation methodology of ($11.7) million and ($11.1) million for the three months ended March 31, 2021 and 2020, respectively.
(c) Amounts in As Restated column reflect the impact of the SOP inventory correction of $0.4 million and $0.3 million and the change in inventory valuation methodology of $3.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.
(d) Amount in As Restated column reflects the impact of the change in inventory valuation methodology.
(e) Amount in As Restated column reflects the impact of recording deferred taxes related to the Canadian Benefits obligation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

16.    Subsequent Events:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Form 10-Q/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; financial assurance requirements; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; the impact of competition on the sales of our products; risks associated with our international operations and sales, including changes in currency exchange rates and inflation risks; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; our rights and governmental authorizations to mine and operate our properties; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; compliance with environmental, health and safety laws and regulations; environmental liabilities; misappropriation or infringement claims relating to intellectual property; product liability claims and product recalls; inability to obtain required product registrations or increased regulatory requirements; changes in industry standards and regulatory requirements; disruptions caused by the COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats; our ability to successfully implement our strategies; the timing and outcome of the sale processes for our South America business and our ability to complete the sales of our South America businesses; the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; climate change and related laws and regulations; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the SEC, including Part I, Item 1A, “Risk Factors” of our Form 10-K/A for the year ended December 31, 2020.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

As described further in Item 1, Note 2, on March 23, 2021, April 7, 2021, and June 28, 2021, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our North America micronutrient business and our Fermavi investment, respectively. The South America specialty plant nutrition business sale closed in July 1, 2021, the North America micronutrient sale closed on May 4, 2021 and the sale of the Fermavi investment closed on August 20, 2021. We continue to actively pursue the sale of the South America chemicals business, and we believe this sale is probable to occur within the next twelve months.

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

The ultimate impact that COVID-19 will have on our future results is unknown at this time. For more information, see Part I, Item 1A, “Risk Factors” in our Form 10-K/A for the year ended December 31, 2020.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, Note 2 to the Consolidated Financial Statements included in our Form 10-K/A for the year ended December 31, 2020, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a further description of our critical accounting policies, see Item 1, Note 1 of our Consolidated Financial Statements included in this Form 10-Q/A. Actual results in these areas could differ from management’s estimates.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three months ended March 31, 2020 and 2021, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Form 10-Q/A.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

THREE MONTHS ENDED MARCH 31
* Refer to “—Reconciliation of Net Earnings from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED MARCH 31, 2020 AND 2021

•Total sales increased 23%, or $79.6 million, due to an increase in our Salt segment, which was partially offset by a decrease in our Plant Nutrition segment.
•Operating earnings increased 40%, or $21.7 million, due to an increase in our Salt and Plant Nutrition segments.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 31%, or $25.7 million.
•Diluted net earnings per share increased $0.05 to $1.21.

THREE MONTHS ENDED MARCH 31

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
COMMENTARY: THREE MONTHS ENDED MARCH 31, 2020 AND 2021

Gross Profit: Increased 29%, or $24.3 million; Gross Margin increased 1.0 percentage point to 25%
•Salt segment gross profit increased $23.1 million primarily due to higher sales volumes and lower per-unit highway deicing product and logistics costs, which was partially offset by lower averages sales prices.
•The gross profit of the Plant Nutrition segment increased $1.2 million due to lower per-unit logistics costs, which was partially offset by lower average sales prices.

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

Income Tax Expense: Tax expense increased $0.6 million from $15.4 million to $16.0 million
•The increase in income tax expense was primarily due to an increase in pretax book income in the first quarter of 2021 compared to the first quarter of 2020. The effective tax rate was 28% in both periods.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, global intangible low-taxed income, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes.

Net Loss from Discontinued Operations: Increased from a loss of $6.0 million to a loss of $256.3 million
•The loss from discontinued operations resulted primarily from the impairment of our South America chemicals and specialty plant nutrition businesses of $255.2 million reflecting the accumulated currency translation adjustment due to the significant weakening of the Brazilian real since the acquisition of these businesses. This loss was partially offset by improved operating earnings of our South America businesses and North America micronutrient product businesses.
•Our operating earnings for our South America chemicals and specialty nutrition businesses and North America micronutrient product businesses improved by $4.7 million and $1.7 million, respectively. The improvements in our South America businesses were due to higher sales volumes in our specialty plant nutrition business, which was partially offset by lower chemical sales volumes and a 34% weaker Brazilian real. The North America micronutrient product business improved primarily due to lower SG&A expenses and improved average sales prices. The improvements in operating earnings for both businesses was partially offset by costs incurred during the current period related to the sale of the businesses.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Salt

THREE MONTHS ENDED MARCH 31

	1Q 2021	1Q 2020
Salt Sales (in millions)	$369.0	$287.8
Salt Operating Earnings (in millions)	$91.6	$67.8
Salt Sales Volumes (thousands of tons)
Highway deicing	4,550	3,104
Consumer and industrial	478	469
Total tons sold	5,028	3,573
Average Salt Sales Price (per ton)
Highway deicing	$64.00	$69.30
Consumer and industrial	$162.70	$154.84
Combined	$73.38	$80.53
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
•Salt operating earnings increased 35%, or $23.8 million, due to higher deicing sales volumes, lower highway deicing per-unit product cost and lower highway deicing per-unit logistics costs. The improved per unit product cost is primarily due to higher operating rates at our U.K. and Goderich mines as well as higher first quarter 2020 costs of purchased salt and expenses stemming from the upgrades to our mining equipment at our Goderich mine. The increase in operating earnings was partially offset by higher per-unit product cost at our consumer and industrial facilities primarily due to lower production volumes.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Plant Nutrition (Formerly Plant Nutrition North America)

THREE MONTHS ENDED MARCH 31

	1Q 2021	1Q 2020
Plant Nutrition Sales (in millions)	$53.7	$55.4
Plant Nutrition Operating Earnings (in millions)	$5.3	$4.6
Plant Nutrition Sales Volumes (thousands of tons)	94	95
Plant Nutrition Average Sales Price (per ton)	$573	$581
COMMENTARY: THREE MONTHS ENDED MARCH 31, 2020 AND 2021

•Plant Nutrition sales decreased 3%, or $1.7 million due to lower sales volumes and lower average sales prices.
•Plant Nutrition sales volumes decreased 1%, or 1,000 tons, which resulted in a $0.6 million decrease in sales.
•Plant Nutrition average sales prices decreased 1%, resulting in a $0.8 million decrease in sales.
•Plant Nutrition operating earnings increased $0.7 million to $5.3 million due to lower per-unit logistics costs due to a higher mix of direct shipments to customers compared to the prior period, which was partially offset by lower average sales prices.

2021 Full-Year Outlook as of March 31, 2021

•Given higher Salt sales volumes in the first quarter of 2021, we expect Salt sales volumes for 2021 to range from 11.5 million tons to 12.3 million tons.
•Plant Nutrition sales volumes for 2021 are expected to range from 350,000 tons to 380,000 tons.
•Full year 2021 capital expenditures are expected to be in the $95 million to $100 million range.
~~•~~For information about the impact of the COVID-19 pandemic on the Company, see “COVID-19 Pandemic" and Part I, Item 1A, “Risk Factors” in our Form 10-K/A for the year ended December 31, 2020.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Cash and cash equivalents of $63.6 million as of March 31, 2021, included cash held for sale of $20.8 million. We generated $200.2 million of operating cash flows in the first three months of 2021. In the first three months of 2021, we used cash on hand and cash flows from operations to pay $115.6 million of net long-term debt, to fund capital expenditures of $18.2 million, primarily for routine refurbishments and replacements, and pay dividends on our common stock of $24.1 million. Cash and cash equivalents from continuing operations of $42.8 million increased $32.2 million from December 31, 2020. Cash flows from continuing operations totaled $196.8 million during the three months ended March 31, 2021, including income from continuing operations of $41.9 million, net working capital reductions of $122.4 million driven by the seasonality of our Salt business, as the winter weather in the fourth quarter each year typically increases our December 31 receivables balance, and depreciation, depletion and amortization of $29.9 million.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The table below provides a summary of our cash flows by category:

THREE MONTHS ENDED MARCH 31, 2021	THREE MONTHS ENDED MARCH 31, 2020
Operating Activities:
» Net loss was $214.4 million.	» Net earnings were $34.0 million.
» Non-cash depreciation and amortization expense was $34.6 million.	» Non-cash depreciation and amortization expense was $33.1 million.
» Working capital items were a source of operating cash flows of $117.2 million.	» Working capital items were a source of operating cash flows of $165.3 million.
» Non-cash impairment loss of $253.1 million.
Investing Activities:
» Net cash flows used by investing activities included $18.2 million of capital expenditures.	» Net cash flows used by investing activities included $25.3 million of capital expenditures.
Financing Activities:
» Net cash flows used by financing activities included the payment of dividends of $24.1 million.	» Net cash flows used by financing activities included the payment of dividends of $24.8 million.
» In addition, we had net payments on our debt of $115.6 million.	» In addition, we had net payments on our debt of $97.7 million.

Other Matters

See Item 1, Notes 7 and 9 of our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,
	2021	2020
Net earnings from continuing operations	$41.9	$40.0
Interest expense	15.7	16.6
Income tax expense	16.0	15.4
Depreciation, depletion and amortization	29.9	27.4
EBITDA from continuing operations	103.5	99.4
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	3.8	2.3
Loss (gain) on foreign exchange	2.1	(18.0)
Other expense, net	0.3	0.3
Adjusted EBITDA from continuing operations	109.7	84.0
Adjusted EBITDA from discontinued operations	10.7	5.0
Adjusted EBITDA	$120.4	$89.0
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

In connection with the preparation of this Amended Quarterly Report Form 10-Q/A, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are ineffective as of March 31, 2021, due to the material weakness described below and this evaluation has been revised from our evaluation included in the previously filed 2021 Form 10-Q for the quarter ended March 31, 2021 (which had reported disclosures controls and procedures as effective).

The Company identified a material weakness in internal control over financial reporting during the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021. The Company did not have properly designed controls and policies to analyze inventory variances at interim reporting dates that required capitalization for their salt inventory. Refer to Item 1, Note 15 to the unaudited Consolidated Financial Statements for further information. The Company determined that the material weakness existed at December 31, 2020 and has reassessed its conclusion on management’s report on internal controls over financial reporting included in the Company’s 2020 Form 10-K. Management will re-issue its report by amending the Company’s previously filed 2020 Form 10-K and will conclude that the Company did not maintain effective controls over financial reporting at December 31, 2020. The Company’s independent registered public accounting firm will also

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
be re-issuing their report in amended 2020 Form 10-K and will express an adverse opinion on internal controls over financial reporting as of December 31, 2020.

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness resulted in material misstatements in the unaudited quarterly information presented in Note 17 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and the unaudited consolidated financial statements included in our Original Report.

Notwithstanding such material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that our unaudited Consolidated Financial Statements included in this Amended Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Remediation Efforts and Status of Material Weakness

The Company is in the process of enhancing the design of certain internal controls over financial reporting related to accounting for inventory under ASC Topic 330 – Inventory and ASC Topic 270 - Interim Reporting in accordance with a remediation plan for the material weakness, which includes updating the Company’s inventory valuation policy and subsequent application of the policy. These enhanced controls will be tested for effectiveness in future periods. In addition, the Company is amending its previously-filed 2020 Form 10-K and Original Report by filing an amended Annual Report on Form 10-K/A for the year ended December 31, 2020 and this amended Quarterly Report on Form 10-Q/A.

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

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Form 10-K/A for the year ended December 31, 2020, as updated and supplemented by the discussion below.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)    None.

(b)    None.

(c)     None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K incorporated by reference to Exhibit 95 to Compass Mineral International, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2021.

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

95	Mine Safety Disclosures (incorporated by reference to Exhibit 95 to Compass Mineral International, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2021).
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