Form 10-KT
period 2021-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2021-11-30
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KT

(MARK ONE)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2021 to September 30, 2021

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

As of March 31, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,111,172,134, based on the closing sale price of $62.72 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at November 24, 2021 was 34,057,748 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held February 24, 2022	Part III, Items 10, 11, 12, 13 and 14

COMPASS MINERALS INTERNATIONAL, INC.

1	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Transition Report on Form 10-KT (this “report”), including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; plans to develop our lithium resource, including market entry; the impact of the COVID-19 pandemic on us; our outlook, including expected sales volumes and prices; the timing and outcome of the potential sale of our Brazil chemical solutions business; the useful life of our mine properties; our expectation of extending the Goderich mineral lease; conversion of mineral resources into mineral reserves; existing or potential capital expenditures, capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the United States (“U.S.”); repatriation of foreign earnings to the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility and minimize tax expense; our debt service requirements; our liquidity needs; funding obligations for our United Kingdom (“U.K.”) pension plan; outcomes of matters with taxing authorities; and the seasonality of our business, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance or achievements. We do not undertake, and hereby disclaim any obligation or duty, unless otherwise required to do so by applicable laws, to update any forward-looking statement after the date of this report regardless of any new information, future events or other factors. The inclusion of any statement in this report does not constitute our admission that the events or circumstances described in such statement are material to us.
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
•weather conditions;
•uncertainties in estimating our economically recoverable reserves and resources;
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
•our payment of any dividends;
•financial assurance requirements;
•risks related to the potential phasing out of LIBOR;
•the impact of competition on the sales of our products;
•risks associated with our international operations and sales, including changes in currency exchange rates and inflation risks;
•increasing costs or a lack of availability of transportation services;
•the seasonal demand for our products;
•the impact of anticipated changes in potash product prices and customer application rates;
•conditions in the sectors where we sell products and supply and demand imbalances for competing products;
•our rights and governmental authorizations to mine and operate our properties;
•risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies;

2	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•compliance with foreign and U.S. laws and regulations related to import and export requirements and anti-corruption laws;
•compliance with environmental, health and safety laws and regulations;
•environmental liabilities;
•product liability claims and product recalls;
•changes in laws, industry standards and regulatory requirements;
•misappropriation or infringement claims relating to intellectual property;
•the impact of the COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats;
•our ability to successfully implement our strategies, including the timing and outcome of the potential sale of our Brazil chemical solutions business;
•risks related to labor shortages and the loss of key personnel;
•a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data;
•climate change and related laws and regulations;
•our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses;
•the impact of Brazil currency changes on the earn-out consideration we may be entitled to receive with respect to the sale of our South America specialty plant nutrition business;
•domestic and international general business and economic conditions; and
•other risk factors included in this report or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Where You Can Find More Information.”

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from publicly available information and industry publications, surveys, market research, internal company surveys and consultant surveys. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental U.S. and Canada, references to the U.K., include only England, Scotland and Wales, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North American consumer and industrial salt and highway deicing salt markets are generally based on historical sales volumes, (b) U.K. highway deicing salt sales are generally based on historical sales volumes, and (c) sulfate of potash are generally based on historical sales volumes. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds.

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

Unless the context requires otherwise, references in this transition report to the “Company,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries collectively.

3	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 1.    BUSINESS

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Our plant nutrition products improve the quality and yield of crops, while supporting sustainable agriculture. As of September 30, 2021, we operate 15 production and packaging facilities (including 3 production facilities in South America that are part of our discontinued operations, which is discussed further below) with more than 2,000 personnel throughout the U.S., Canada, the U.K. and Brazil, including:
•The largest underground rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;
•A solar evaporation facility located near Ogden, Utah, which is both the largest sulfate of potash specialty fertilizer (“SOP”) production site and the largest solar salt production site in the Western Hemisphere;
•Several mechanical evaporation facilities producing consumer and industrial salt; and
•Three facilities producing specialty chemicals in Brazil.
See Item 2, “Properties,” for a discussion of our mining properties, including processing methods, facilities, production and summaries of our mineral resources and reserves, both in the aggregate and for our individual material mining properties.
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
Our Plant Nutrition segment produces and markets SOP products in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+.
We sell our salt and plant nutrition products primarily in the U.S., Canada and the U.K. See Part II, Item 8, Note 13 to our Consolidated Financial Statements for financial information relating to our operations by geographic areas.
During fiscal 2020, we initiated an evaluation of the strategic fit of certain of our businesses. On February 16, 2021, we announced our plan to restructure our former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including our chemicals and specialty plant nutrition businesses along with our equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize our asset base in North America, we evaluated the strategic fit of our North America micronutrient product business. On March 16, 2021, our Board of Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi and our North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing our leverage and enabling increased focus on optimizing our core businesses.
As described further in Part II, Item 8, Note 1 and Note 3 to the Consolidated Financial Statements, on March 23, 2021, April 7, 2021 and June 28, 2021, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our North America micronutrient business and our Fermavi investment, respectively. The South America specialty plant nutrition business sale closed on July 1, 2021, the North America micronutrient sale closed on May 4, 2021, and the sale of our Fermavi investment closed on August 20, 2021. We continue to actively pursue the sale of the South America chemicals business, and we believe this sale is probable to occur within the next twelve months. In the first quarter of 2021, we concluded that certain of our assets met the criteria for classification as held for sale and discontinued operations. As a result, we are presenting two reportable segments in continuing operations, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment) in this Form 10-KT. See Part II, Item 8, Note 13 to the Consolidated Financial Statements for more information. Unless otherwise indicated, the information and amounts provided in Part I of this Form 10-KT include both continuing and discontinued operations that have not yet been sold.
Our Brazil chemical solutions business serves the water treatment industry and other industrial processes and is presented as assets held for sale and discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations in this Form 10-KT, respectively.

Change in Fiscal Year
On June 23, 2021, our Board of Directors approved a change in our fiscal year from December 31 to September 30, effective January 1, 2021. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Transition Report on Form 10-KT are for the nine months ended September 30, 2021, and our fiscal years 2020 and 2019 are for the twelve months ended December 31, 2020 and December 31, 2019 unless otherwise noted. As such, our fiscal year 2021, or fiscal 2021, refers to the period from January 1, 2021 to September 30, 2021. This Transition Report on Form 10-KT also includes an unaudited consolidated statement of operations for the comparable stub period of January 1, 2020 to September 30, 2020; see Part II, Item 8, Note 18 for additional information.

4	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Through our Salt segment, we produce, market and sell salt (sodium chloride) and magnesium chloride in North America and sodium chloride in the U.K. Our Salt products include rock salt, mechanically-evaporated salt, solar-evaporated salt, brine magnesium chloride and flake magnesium chloride. While we also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products, sodium chloride represents the vast majority of the products we produce, market and sell. In fiscal 2021, the Salt segment accounted for approximately 80% of our sales (see Part II, Item 8, Note 13 to our Consolidated Financial Statements for segment financial information).
Salt segment sales as a percentage of total sales from continuing operations for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019 are as follows:

Our Salt segment products are used in a wide variety of applications, including as a deicer for roadways, consumer and professional use, as an ingredient in chemical production, for water treatment, human and animal nutrition and for a variety of other consumer and industrial uses.
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

Salt Industry Overview
In our primary markets, we estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 39 million tons per year, assuming average winter weather conditions, while the consumer and industrial market is approximately 10 million tons per year. In the U.K., we estimate that the consumption of highway deicing salt is approximately 2 million tons per year, assuming average winter weather conditions. We also estimate that salt consumption in the U.S. has increased at a historical average rate of approximately 1% per year, although there have been recent fluctuations above and below this average driven primarily by winter weather variability.
Salt prices vary according to purity, end use and variations in refining and packaging processes. Management estimates that salt prices in the U.S. have increased at a historical average rate of approximately 3% to 4% per year, although there have been recent fluctuations above and below this average. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost, which makes logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation of salt tends to favor producers located nearest to customers.

5	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Products and Sales
We sell our Salt segment products through our highway deicing product line (which includes brine magnesium chloride as well as rock salt treated with this mineral) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride and calcium chloride in both pure form and blended with salt).
Highway deicing, including salt sold to chemical customers, constituted 66% of our fiscal 2021 Salt segment sales. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through multi-year contracts, with price, product quality and delivery capabilities as the primary competitive market factors. Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the delivered cost of our products to customers, locations of salt sources and distribution networks also play a significant role in the ability of suppliers to cost-effectively serve customers. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi River and Ohio River systems. Deicing salt product from our Ogden facility supplies customers in the Western and upper Midwest regions of the U.S. Treated rock salt, which is typically rock salt with magnesium chloride brine and organic materials that enhance the salt’s performance, is sold throughout our markets.
We believe our production capability at our Winsford mine and favorable logistics position enhance our ability to meet the U.K.’s winter demands. Due to our strong position, we are viewed as a key supplier by the U.K.’s Highways Agency. In the U.K., approximately 55% of our highway deicing customers have multi-year contracts.
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
Sales of our consumer and industrial products accounted for 34% of our fiscal 2021 Salt segment sales. We are the third largest producer of consumer and industrial salt products in North America. These products include commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We believe we are among the largest private-label producers of water conditioning salt in North America and of table salt in Canada. Our Sifto brand encompasses a full line of salt products, which are well recognized in Canada.
Our consumer and industrial business has broad product lines with both private-label and Company brands. Our consumer and industrial product line is distributed through many channels, including retail, agricultural, industrial, janitorial and sanitation, and resellers. These consumer and industrial products are channeled from our plants and third-party warehouses to our customers using a combination of direct sales personnel, contract personnel and a network of brokers or manufacturers’ representatives.

6	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The chart below shows our annual sales volumes of Salt segment products for the nine months ended September 30, 2021, and the fiscal years ended December 31, 2020 and 2019:

Competition
We face strong competition in each of the markets in which we operate. In North America, other large, nationally and internationally recognized companies compete with our Salt segment products. In addition, there are also several smaller regional producers of salt. There are several importers of salt into North America, which mostly impact the East Coast and West Coast of the U.S. where we have minimal market presence. Two competitors serve the highway deicing salt market in the U.K., one in Northern England and one in Northern Ireland. Typically, there are not significant imports of highway deicing salt into the U.K.
Salt is a commodity, which limits the potential for product differentiation and increases competition. Additionally, low barriers to entry in the consumer and industrial markets increase competition. Our advantageous geographical locations, superior assets and distribution network strengthen our competitive position.

PLANT NUTRITION SEGMENT (FORMERLY PLANT NUTRITION NORTH AMERICA)

Industry Overview
Fertilizers are critical for efficient crop production using the limited arable land resources available around the world. The nutrients needed to ensure plant health can be divided into three categories:
•macro nutrients - the traditional NPK fertilizers (nitrogen (N), phosphorus (P) and potassium (K));
•secondary nutrients - calcium, magnesium and sulfur; and
•specialty plant nutrients - trace elements of iron, manganese, copper, boron, zinc, molybdenum, chlorine and nickel.
Factors influencing the plant nutrition market include world grain and food supply, currency fluctuations, weather and climate change, grower incomes, changes in consumer diets, general levels of economic activity, government food programs, governmental agriculture and energy policies in the U.S. and around the world, and the amount or type of crop grown in certain locations, or the type or amount of fertilizer product used. In addition, our Plant Nutrition segment results can be impacted by seasonality (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality” for more information).
Our Plant Nutrition segment currently generates most of its sales and earnings through the production and sale of SOP. There are two major forms of potassium-based fertilizer, SOP, a specialty form of potassium which also provides plant-ready sulfur, and muriate of potash (“MOP” or “KCl”). Based on management’s estimates, the average annual worldwide consumption of all potash fertilizers is approximately 92 million tons, with MOP accounting for over 85% of all potash used in fertilizer production. SOP represents approximately 9% of all potash production. The remainder of potash is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients. SOP, which contains the equivalent of approximately 50% potassium oxide, maintains a price premium over MOP due to the fact that it contains the secondary nutrient, sulfur, does not contain chlorides and is more expensive to produce than MOP. Additionally, many high-value or chloride-sensitive crops experience improved yields and quality when SOP is applied instead of MOP. SOP is also a more cost-effective alternative to other forms of specialty potash.
Our SOP sales are concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients. Consequently, weather patterns and field conditions in these locations can impact Plant Nutrition sales volumes.

7	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

While long-term global consumption of potash has increased in response to growing populations and the need for additional food supplies, the market for commodity potash has been challenged over the last few years due to a downturn in the broader crop market which has pressured grower incomes. However, recently improved economics for row crops has led to an improved commodity potash market. Additionally, demand for our SOP products has been resilient despite the challenges facing the global potash market.
We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yield efficiencies. We expect our future growth to stem from the conversion of certain commodity potassium applications into higher yield SOP applications.
Approximately 91% of our Plant Nutrition segment sales in fiscal 2021 were made to U.S. customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers and distributors combine or blend our Plant Nutrition segment products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Products and Sales
We currently generate our sales and earnings in our Plant Nutrition segment through the production and sale of SOP. Our SOP is sold in various grades under our Protassium+ brand. Our Protassium+ product line consists of different grades sized for use in broadcast spreaders, direct application and liquid fertilizer solutions. Our turf product line consists of grades sized for use by the turf and ornamental markets and for blends used on golf course greens. We also provide an organic product line with grades sized for a wide range of applications.
Our Protassium+ product line is generally sold to crop input distributors and dealers who may blend our products with other fertilizer products to sell to farmers and growers, or it may be sold as the final product. Our commercial efforts focus on educating and selling the agronomic benefits of SOP as a source of potassium nutrients.

Competition
SOP is marketed globally, with approximately 65% of the world’s 13 million tons of estimated capacity located in China. Management estimates global SOP capacity to be as follows:

We are the leading SOP producer and marketer in North America and we also market SOP products internationally, depending on market conditions. Our major competition for SOP sales in North America includes imports from the European Union. Fluctuations in the values of foreign currencies in relation to the U.S. dollar coupled with Baltic freight rates impact the level of international competition we face. As the only SOP producer with production facilities in North America, and as a result of our logistically favorable production site near Ogden, Utah, we estimate that our share of the North American market is sizable. In addition to imported SOP, there is functional competition between SOP and other forms of potassium crop nutrients, such as MOP. The specialty plant nutrient market is highly fragmented. Commodity and specialty crops require specialty plant nutrients in varying degrees depending on the crop and soil conditions.

8	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

DISCONTINUED OPERATIONS

Our Brazil chemical solutions business is presented as assets held for sale and discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations in this Form 10-KT, respectively. For more information, see Part II, Item 8, Note 1 and Note 3 to the Consolidated Financial Statements.

Industry Overview
Our Brazil chemical solutions business produces water and wastewater treatment chemicals in Brazil for cleaning, decontaminating and purifying water as well as process chemicals for industrial use. This business benefits from the rapidly expanding focus on, and increased investment in, improving standards for drinking water purification and wastewater treatment. Our water treatment customers include state and municipal entities, wastewater treatment companies and manufacturing companies that treat their own wastewater. Our Brazil chemical solutions business also benefits from growth in Brazilian industrial sectors that use our products, including the oil and gas exploration, mining, pulp and paper production and ethanol production industries.

Operations and Facilities
Our Brazil chemical solutions business operates at three production facilities located in the Southeast and Northeast parts of Brazil, which are our Suzano I, Igarassu and Reluz Nordeste properties. Our Brazil chemical solutions products are produced through a series of chemical and physical transformations in automated reactors, granulators, grinders and mixers. Our equipment is capable of processing both primary and secondary sources of raw materials, thus enabling us to rapidly remodel our production process to deal with variations in element concentration in raw material feeds. This also allows us flexibility with regard to raw material purchasing opportunities, allowing us to purchase products that are less expensive on a percentage-contained-metal-basis.

Products and Sales
As of September 30, 2021, our Brazil chemical solutions portfolio consisted of approximately 225 products. Through our Brazil chemical solutions business, we manufacture, market and supply water treatment products and chemicals for industrial processes. Our water treatment products have many different uses, including algae control, alkalinity control, disinfection control, odor and corrosion control, water filtration and water clarification.

Competition
We believe we are one of the largest manufacturers of water treatment chemicals in Brazil. We have a strong presence in the Northeast and Southeast regions of Brazil, which allows us to take advantage of efficient logistics due to proximity to raw materials and customers. We estimate that there are approximately five companies that account for approximately two-thirds of the Brazilian water treatment market. However, as the water treatment market is highly regional by nature, average market shares do not reflect the actual competitive strength for each company by geography, product and customer type. Our strategy is to focus on the regions in which our production facilities are located and where our product’s attributes give us a naturally strong market position.
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
We believe we are among the seven primary producers of caustic soda, chlorine and bleach in Brazil. Our market position is substantially stronger in the North and Northeast regions of Brazil where we operate facilities that produce these products.

OTHER

DeepStore is our records management business in the U.K. that utilizes portions of previously excavated space in our salt mine in Winsford, Cheshire, for secure underground document storage and one warehouse location in London, England. Currently, DeepStore does not have a significant share of the document storage market in the U.K., and it is not material in comparison to our Salt and Plant Nutrition segments.

INTELLECTUAL PROPERTY

To protect our intellectual property, we rely on a combination of patents, trademarks, copyrights, trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations. These protections are important to our business and we believe that our success is at least partly dependent on the acquisition and maintenance of

9	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

these rights. However, we rely primarily on the innovative skills, technical competence, operational knowledge and marketing abilities required by our business in order to succeed.
We sell many of our products under a number of registered trademarks that we believe are widely recognized in the industry. Our trademarks registered pursuant to applicable intellectual property laws include COMPASS MINERALS, AMERICAN STOCKMAN, CANADIAN STOCKMAN, DUSTGARD, FREEZGARD, ICEAWAY, PROSOFT, SAFE STEP, SAFE STEP PRO, SIFTO, SURESOFT, SURE PAWS and PROTASSIUM+.
Any issued patents, trademarks or copyrights on our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may challenge our patent rights. If our patents are held unenforceable, our competitors could commercialize our patented technology.
With respect to proprietary know-how, we rely on trade secret protection and confidentiality agreements. Monitoring the unauthorized use of our technology is difficult, and we may not be able to prevent unauthorized use of our technology. The disclosure or misappropriation of our intellectual property could harm our ability to protect our rights and our competitive position (see “Risk Factors—Our intellectual property may be misappropriated or subject to claims of infringement” for more information).

HUMAN CAPITAL MANAGEMENT

As of September 30, 2021, we employed 2,223 employees, of which 975 were located in the U.S., 783 were located in Canada, 182 were located in the U.K. and 283 were located in Brazil. Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 40% of our global workforce were represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on September 30, 2021, five will expire in fiscal 2022 (including one for the Cote Blanche mine, which expires on March 31, 2022), three will expire in fiscal 2023, and one will expire in each of fiscal 2024, 2025, 2026 and 2027. In addition, trade union membership is mandatory in Brazil, where approximately 10% of our global workforce is located as of September 30, 2021.

Environmental, Health and Safety
At Compass Minerals, there is no higher priority than the health and safety of our employees, along with the commitments we have made to our shareholders, customers and communities to build and operate a sustainable company. We also focus on ongoing employee education with respect to environmental, health and safety matters, including injury prevention and reduction across all our operations.
Our Company has a comprehensive approach to workplace health and safety that nurtures a strong safety culture. To help ensure safety throughout our operations and in the communities where we are located, we have identified Top Risks that are consistently highlighted and discussed to keep them top-of-mind. One of our Company’s strategic imperatives is Zero Harm, which includes working toward a decrease in our total case incident rate (“TCIR”) as well as improving upon our environmental compliance-based metrics. For the nine months ended September 30, 2021, our TCIR is 2.26 from our continuing operations. TCIR is calculated as the number of reportable incidents per year multiplied by 200,000 hours, divided by exposure hours, using Occupational Safety and Health Administration calculating standards. It is an indicator of the number of incidents per 100 employees per year.
While the ongoing COVID-19 pandemic has disrupted global supply chains and created significant volatility and disruption of financial markets, our Company has continued to produce and safely deliver products as an essential business. To help mitigate potential pandemic-related challenges while ensuring a continued focus on Zero Harm, we created a cross-functional Crisis Management Team in fiscal 2020 that continued its work throughout fiscal 2021. This team monitors developments related to the spread and prevention of COVID-19, takes appropriate steps to protect our workforce and reviews existing business continuity protocols.
The safety and well-being of our employees was critical to maintaining continuous operations and delivering on customer needs as the COVID-19 pandemic persisted. By encouraging open communication, preemptive safety measures and ongoing employee support, our essential business experienced limited operational disruptions stemming from the pandemic.

Organizational Health
In fiscal 2021, we continued our work to improve organizational health by emphasizing our nine priority health practices that we identified in fiscal 2020. These practices help provide focus and set a compelling, clear direction for employees, encourage the generation of ideas from within our organization, and enable disciplined execution with strengthened accountability. To further align all employees and optimize the way we work, we launched an enterprise-wide Ability to Execute (“A2E”) training. The professional development series was designed to better equip employees with additional skills to work, lead and coach others in their day-to-day responsibilities. The A2E training was deployed in three formats to make it available to employees across a spectrum of levels of the Company.

10	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Diversity, Belonging, Inclusion and Equity (“DBIE”)
At Compass Minerals, we believe that everyone has a voice and every voice matters. We are creating a workplace where our employees can bring their authentic self to work, where they feel safe, where they know they are valued and heard, where they can thrive and grow professionally, and where they can take pride in their work and in our Company.
We look at diversity across a broad set of dimensions. This helps us appreciate the uniqueness of all people and work to represent the full diversity present in the communities where we live and work. To help guide our DBIE strategy and its initiatives, a focus group of U.S. employees representing various ages, genders, races, ethnicities, sexual orientations and backgrounds met regularly with our Vice President, Diversity, Inclusion and Belonging, to provide input. Because one approach does not necessarily work effectively across multiple countries when it comes to DBIE, our efforts are adjusted as needed for implementation in other countries in which we operate.
Employee feedback helped build a DBIE strategy that focuses on raising awareness and educating employees, engaging employees in initiatives to create a sense of belonging, and finally, having a positive impact on our organization and in our communities by partnering with external groups working to improve DBIE.
Also in fiscal 2021, we introduced a One Voice learning journey. This training allows participants to reflect on their personal and professional experiences to better understand how their perceptions have shaped their interactions with others. Additionally, we began a partnership with the Society of Women Engineers that provides opportunities for professional development and employee engagement.
Part of our DBIE efforts include systemic impact as well. This year, we introduced the implementation of a vendor sustainability platform to guide and track direct spending with suppliers that are owned by minorities and women, and where feasible, we provided employees the opportunity for a remote or flexible work schedule.

Employee Development
Our employees have access to a robust learning management system as a resource to support personal and professional growth. The online platform offers a one-stop site for employee training and development. Employees can complete courses, read articles or books, and find resources for their development journey. There is relevant content for all levels, such as having courageous conversations, working effectively in teams, transitioning through leadership roles and managing priorities, to name a few.
Additionally, employees have opportunities for professional development through strategic partnerships with several outside organizations, including The Fertilizer Institute; U.K. Salt Association; Industrial Minerals Association – North America; Central Exchange; Society of Women Engineers; Ontario Mining Association; American Royal; and Women in Agribusiness.

Community
Beyond the success of our Company and our people, we are committed to supporting and creating value for our communities. We recognize that in many areas, we play an integral role in providing jobs and fostering local economic growth. On a larger scale, through our products, we support safety, sustainability and addressing food insecurity in communities around the world.
Compass Minerals Cares, our community engagement program, aligns with our Core Purpose to help keep people safe, feed the world and enrich lives, every day. This program focuses on Company giving and employee volunteerism to positively impact the communities where we live and work, and it helps foster a great sense of pride in our employees.

ENVIRONMENTAL, HEALTH AND SAFETY AND OTHER REGULATORY MATTERS

Environmental, Health and Safety Matters
Our operations subject us to an evolving set of federal, state, local and foreign environmental, health and safety (“EHS”) laws and regulations. These EHS laws and regulations regulate, or propose to regulate, the conduct of our mining and production operations, including safety procedures and process safety management; management and handling of raw and in-process materials and finished products; air and water quality impacts from our facilities; emissions of greenhouse gases; management of hazardous and solid wastes; remediation of contamination at our facilities; and post-mining land reclamation. Additional legislative and regulatory measures to address climate change and greenhouse gas emissions are in various phases of consideration. For further discussion of how EHS laws and regulations may impact our business, see Item 1A, “Risk Factors.”
While a number of our capital projects indirectly result in environmental improvements, we estimate that our fiscal 2021 environmental-specific capital expenditures were $0.5 million. We expect to have approximately $3.8 million of environmental capital expenditures in fiscal 2022. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental laws and regulations, changes to our operations or unforeseen remediation requirements, and these expenditures could exceed our expectations.
As of September 30, 2021, we had recorded $2.0 million of accruals for environmental liabilities. We accrue for environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental

11	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our Cote Blanche mine, an underground salt mine located in St. Mary Parish, Louisiana, is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). MSHA is required to regularly inspect the Cote Blanche mine and issue a citation, or take other enforcement action, if an inspector or authorized representative believes that a violation of the Mine Act or MSHA’s standards or regulations has occurred. As required by MSHA, these operations are regularly inspected by MSHA personnel. See “Mine Safety Disclosures” and Exhibit 95 to this report for information concerning mine safety violations and other regulatory matters required by SEC rules. The cost of compliance and penalties for violations of the Mine Act have been and are expected to continue to be significant. Our underground salt mines located in Goderich, Ontario, Canada and Winsford, Cheshire, U.K. are subject to similar regulations regarding health and safety, and the cost of compliance with these regulations also have been and are expected to be significant.
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
In August 2017, the Brazilian government ratified the United Nations Minamata Convention on Mercury (the “Minamata Convention”), which commits signatories to compel chlor-alkali facilities to phase out the use of mercury cell facilities by 2025, to ensure that mercury from these facilities is disposed of in an environmentally sound manner and to subject these facilities to record keeping and reporting requirements. Signatories may apply for two five-year exemptions from the Minamata Convention, which could delay implementation of those requirements until 2035. To date, Brazil has not adopted laws, rules or regulations regarding the decommissioning or retirement of chlor-alkali facilities. If the Brazilian government adopts regulations limiting the use of mercury pursuant to the Minamata Convention’s requirements or otherwise, our Igarassu, Brazil facility, which operates a mercury cell facility as part of our Brazil chemical solutions business, could be impacted. We cannot predict the timing, extent or content of the final regulations related to the Minamata Convention, or their ultimate cost to, or impact on us. To support transitioning away from mercury use at our Igarassu facility, we have invested in, and plan to continue to invest in, non-mercury technology as well as waste water and storm water treatment improvement projects.
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

12	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Taxes and Tariffs - We are subject to complex requirements of federal, state, local and foreign laws and regulations related to taxation, tariffs and import duties. See Part II, Item 8, Note 9 of our Consolidated Financial Statements for more information on taxes.
Import and Export Requirements, Anti-Corruption Laws and Related Matters - We manufacture, market and sell our products both inside and outside the U.S. and ship our products across international borders. As a result, we are required to comply with a number of U.S. and international regulations, which include fair competition (antitrust) laws, import and export requirements, customs laws and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act and the Brazilian Clean Companies Act, which generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage.
Employment and Labor Relations - We are also subject to numerous federal, state, local and foreign laws and regulations governing our relationships with our employees, including those relating to wages, overtime, labor matters, working conditions, hiring and firing, non-discrimination, immigration, work permits and employee benefits.

Impacts of Regulatory Matters
Costs of compliance with laws and regulations, including management effort, time and resources, have been and are expected to continue to be significant. These costs include the capital projects related to environmental improvements discussed above. New or proposed regulatory programs (including EHS regulatory programs), as well as future interpretations and enforcement of existing laws and regulations, may impact our business significantly, our ability to serve customers, preclude us from conducting business with governmental entities, require modification to our facilities, lead to substantial increases in operating costs, penalties, injunctions, civil remedies or fines or cause interruptions, modifications or a termination of operations, the extent to which we cannot predict. Anticipating future compliance obligations, implementing compliance plans and estimating future costs can be particularly challenging while laws and regulations are under development and have not been adopted. For further discussion, see Item 1A, “Risk Factors.”

SEC DISCLOSURE MODERNIZATION

Changes from Prior Periodic Reports
In November 2020, the SEC issued Release No. 33-10890, “Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information,” which became fully effective on August 9, 2021, with mandatory compliance for any annual period subsequent to the effective date of August 9, 2021. This release was adopted to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (“MD&A”) to, among other things, eliminate the requirement of the contractual obligations table.

13	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As a result of this release, we have eliminated from this document the items discussed above that are no longer required. Information on our contractual obligations is still disclosed within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report.
See Item 2, “Properties” for a discussion of the changes to our disclosure relating to our mining properties in accordance with subpart 1300 of Regulation S-K.
ITEM 1A.    RISK FACTORS

We are subject to a number of risks which could have a material adverse effect on our business, financial condition, results of operations and the value of our securities. You should carefully consider the following risks and all of the information set forth in this report. The risks described below include risks relating to assets and liabilities presented as held for sale and discontinued operations in our Consolidated Balance Sheets and Consolidated Statements of Operations in this Form 10-KT and are not the only ones facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Operational Risks

Our mining and industrial operations can involve high-risk activities.
Our operations can involve or be subject to significant risks and hazards, including environmental hazards, industrial accidents and natural disasters. Our underground salt mining operations and related processing activities may be subject to industrial and mining accidents, fire, natural disasters, explosions, unusual or unexpected geological formations or movements, water intrusion and flooding. For example, MSHA considers our Cote Blanche mine to be a “gaseous mine” and, as a result, is subject to a heightened risk of explosion and fire. In addition, the types and volumes of certain chemicals manufactured by our Brazil chemical solutions business pose safety risks, including hazards related to chemical process manufacturing and the related storage, handling and transportation of raw materials, products and wastes. These potential risks include damage or impacts from pipeline and storage tank leaks and ruptures; explosions and fires; mechanical failures; earthquakes, tornadoes, hurricanes, flooding and other natural disasters; and chemical spills and other discharges or releases of toxic or hazardous substances or gases at our sites or during transportation.
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
Our salt mining operations involve complex processes, which are affected by the mineralogy of the mineral deposits and structural geologic conditions and are subject to related risks. For example, unexpected geological conditions could lead to significant water inflows and flooding at any of our underground mines, which could result in a mine shutdown, serious injuries, loss of life, increased operational costs, production delays, damage to our mineral deposits and equipment damage. We have minor water inflows at our Cote Blanche and Goderich salt mines that we actively monitor and manage. Underground mining also poses the potential risk of mine collapse or ceiling collapse (such as the September 2017 partial ceiling collapse at our Goderich mine) because of the mine geology and the rate and volume of minerals extracted, among other potential causes. We could also have a ceiling collapse in the brine wells used to extract salt for mechanical evaporation, which could increase costs and cause production delays.
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
We conduct our operations through a limited number of key production and distribution facilities. These facilities include our underground salt mines, our evaporation plants, our solar evaporation ponds and facilities, certain facilities in Brazil and the distribution facilities, depots and ports owned by us and third parties. Many of our products are produced at one or two of these facilities. Any disruption of operations at one of these facilities could significantly affect production of our products, distribution of our products or our ability to fulfill our contractual obligations, which could damage our customer relationships.
For example, our two North American salt mines together constituted approximately 71% of our salt production capacity as of September 30, 2021, and supply most of the salt sold by our North American highway deicing business and significant

14	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Similarly, our plant nutrition product, SOP, is only produced at two locations: our solar evaporation ponds and facilities located adjacent to the Great Salt Lake near Ogden, Utah, and our facility near Big Quill Lake in Saskatchewan, Canada. SOP production from these facilities could be disrupted or negatively impacted by structural damage, as a result of dike failure or other factors, which could result in reduced sales. A production interruption or disruption at one or more of our facilities could result in a loss of customers, a loss in revenue or subject us to fines or penalties.
Our operations depend upon critical equipment, such as continuous miners, hoists, conveyor belts, bucket elevators, loading equipment, baghouses, compactors and dryers. This equipment could be damaged or destroyed, suffer breakdowns or failures or deteriorate due to wear and tear sooner than we estimate, and we may be unable to replace or repair the equipment in a timely manner or at a reasonable cost. If these events occur, we may incur additional maintenance and capital expenditures, our operations could be materially disrupted and we may not be able to produce and ship our products.

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
In addition, our ability to produce SOP, salt and magnesium chloride, as well as any future production of lithium, from our solar evaporation ponds located near Ogden, Utah, is dependent upon sufficient lake brine levels in the Great Salt Lake and hot, arid summer weather conditions. Prolonged periods of precipitation, lack of sunshine, cooler weather or increased mountain water run-off during the evaporation season could reduce mineral concentrations and evaporation rates, leading to decreases in our production levels. Similarly, drought or decreased mountain snowfall and associated fresh water run-off could change brine levels, impacting our mineral harvesting process, amount and timing. Lake level fluctuations and other factors could alter brine levels or mineral concentration levels, which may disrupt our typical two- to three-year evaporation production cycle. Similar factors could negatively impact the lake level and concentration of sulfates at the Big Quill Lake, impacting the operations at our Wynyard, Saskatchewan, Canada, facility. The occurrence of these events at the Great Salt Lake or Big Quill Lake (as a result of climate change or otherwise) could lead to decreased production levels, increased operating costs and significant additional capital expenditures.
Weather conditions have historically caused volatility in the agricultural industry (and indirectly in our results of operations) by causing crop failures or significantly reduced harvests, which can adversely affect application rates, demand for our SOP products and our customers’ creditworthiness. Weather conditions can also lead to a reduction in farmable acres, flooding, drought or wild fires, which could also adversely impact the number of acres planted, growers’ crop yields and the uptake of plant nutrients, reducing the need for application of plant nutrition products for the next planting season, which could result in lower demand for our SOP products and impact sale prices.

We face numerous uncertainties in estimating our economically recoverable reserves and resources, and inaccuracies in our estimates could result in lower than expected revenues, higher than expected costs and decreased profitability.
A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Forecasts of our future performance are based on, among other things, estimates of our mineral reserves and resources. Our mineral reserve and resource estimates of the remaining tons of minerals in our mines and other mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by our staff and third parties, which includes various engineers and geologists, the area and volume covered by our mining rights, assumptions regarding our extraction rates and duration of mining operations, and the quality of in-place reserves and resources. The reserve and resource estimates as to both quantity and quality are updated from time to time to reflect, among other matters, production of minerals from our mining properties and new mining or other data received.
There are numerous uncertainties inherent in estimating quantities and qualities of minerals and costs to mine recoverable reserves and resources, including many factors beyond our control. Estimates of mineral reserves and resources necessarily depend upon a number of variable factors and assumptions, any one of which may, if incorrect, result in an estimate that varies considerably from actual results. These factors and assumptions include:

15	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•geologic and mining conditions, including our ability to access certain mineral deposits as a result of the nature of the geologic formations of our salt mines or other factors, which may not be fully identified by available exploration data and may differ from our experience in areas we currently mine;
•demand for our minerals;
•current and future market prices for our minerals, contractual arrangements, operating costs and capital expenditures;
•taxes and development and reclamation costs;
•mining technology and processing improvements, including process technology for the extraction of lithium from brines;
•the effects of regulation by governmental agencies;
•the ability to obtain, maintain and renew all required permits;
•employee health and safety;
•historical production from the area compared with production from other producing areas; and
•our ability to convert all or any part of our resources, including our lithium and lithium carbonate equivalent (“LCE”) mineral resources, to economically extractable mineral reserves.
As a result, actual tonnage recovered from identified mining properties and revenues and expenditures with respect to our reserves and resources may vary materially from estimates. Thus, these estimates may not accurately reflect our actual reserves and resources. Any material inaccuracy in our estimates related to our reserves or resources could result in lower than expected revenues, higher than expected costs or decreased profitability, which could materially and adversely affect our business, results of operations, financial position and cash flows. Additionally, our reserve and resource estimates may be adversely affected in the future by interpretations of, or changes to, the SEC’s property disclosure requirements for mining companies.

Strikes, other forms of work stoppage or slowdown and other union activities could disrupt our business and negatively impact our financial results.
Approximately 50% of our workforce in the U.S., Canada and the U.K. and approximately 40% of our global workforce is represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on September 30, 2021, five will expire in fiscal 2022 (including one for the Cote Blanche mine, which expires on March 31, 2022), three will expire in fiscal 2023, and one will expire in each of fiscal 2024, 2025, 2026 and 2027. In addition, trade union membership is mandatory in Brazil, where approximately 10% of our global workforce is located as of September 30, 2021.
Unsuccessful contract negotiations, adverse labor relations at any of our locations or other factors could result in strikes, work stoppages, work slowdowns, dissatisfied employees or other actions, which could disrupt our business and operations. These disruptions could negatively impact our business, our operations, our ability to produce or sell our products, our ability to service our customers and our ability to recruit and retain personnel, and could result in significant additional costs as well as adversely affect our reputation, financial condition and operating results. For example, we experienced a strike at our Goderich mine in fiscal 2018, which had a negative impact on our business and operations, including higher production costs, higher logistical costs and lost sales.

Our business is capital intensive, and the inability to fund necessary capital expenditures or successfully complete our capital projects could have an adverse effect on our growth and profitability.
In recent years, we have made significant expenditures on large capital projects, including a shaft relining project at our Goderich mine, implementing continuous mining at our Goderich mine and expanding our SOP processing plant at our Ogden facility. In addition, maintaining our existing facilities requires significant capital expenditures, which may fluctuate materially. We also may make significant capital expenditures in the future to expand or modify our existing operations, including projects to expand or improve our facilities (including new mine level development and mine expansion to access additional mineral deposits) or equipment and projects to improve our computer systems, information technology and operations technology. In addition, we may make significant capital expenditures in the future to expand proposed new lines of business, such as the potential development of our identified lithium brine and LCE resources at our Ogden facility and the Great Salt Lake. These activities or other capital improvement projects may require the temporary suspension of production at our facilities, which could have a material adverse effect on the results of our operations.
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
Although we currently finance most of our capital expenditures through cash provided by operations, we also may depend on increased borrowing or other financing arrangements to fund future capital expenditures. If we are unable to obtain suitable financing on favorable terms or at all, we may not be able to complete future capital projects and our ability to maintain or expand our operations may be limited. The occurrence of these events could have a material adverse effect on our business, financial condition and results of operations.

16	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We have a significant amount of indebtedness and may incur additional debt in the future. As of September 30, 2021, we had $946.0 million of outstanding indebtedness related to continuing operations, including $169.2 million of borrowings under our senior secured credit facilities, which are further described in Part II, Item 8, Note 11 of our Consolidated Financial Statements. We pay significant interest on our indebtedness, with variable interest on our borrowing under our senior secured credit facilities based on prevailing interest rates. Significant increases in interest rates will increase the interest we pay on our debt. Our indebtedness could:
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

The agreements governing our indebtedness impose restrictions that may limit our ability to operate our business or require accelerated debt payments.
Our agreements governing our indebtedness contain covenants that limit our ability to:
•incur additional indebtedness or contingent obligations or grant liens;

17	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The credit agreement governing our senior secured credit facilities also requires us to maintain financial ratios, including an interest coverage ratio and a total leverage ratio, which we may be unable to maintain. As of September 30, 2021, our total leverage ratio (as calculated under the terms of our credit agreement) was 3.4x (including discontinued operations), and if our leverage ratio exceeds 4.5x as of the last day of any quarter, we would be in default under our credit agreement.
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
We are subject to income tax in the U.S., Canada, Brazil and U.K. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. Our effective tax rate, tax expense and cash flows could also be adversely affected by changes in tax laws. In December 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Act,” which is commonly referred to as “U.S. tax reform”). The Act made broad and complex changes to the U.S. tax code. While significant guidance has been issued in the form of Treasury regulations and IRS Notices, it will take time for those items to be analyzed and their impacts fully determined. The Act may have a material impact on our financial results due to potential changes in the Act (including with respect to the regulations promulgated under the Act) or changes to its interpretation. We are also subject to audits in various jurisdictions and may be assessed additional taxes as a consequence of an audit.
Canadian provincial tax authorities have challenged our tax positions and assessed additional taxes on us, which are described in Part II, Item 8, Note 9 to our Consolidated Financial Statements. These tax assessments and future tax assessments could be material if the disputes are not resolved in our favor.
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

If our customers are unable to access credit, they may not be able to purchase our products. In addition, we extend trade credit to certain customers and guarantee financing that certain customers use to purchase our products. The results of our operations may be adversely affected if customers default on these obligations.
Some of our customers require access to credit in order to purchase our products. A lack of available credit to customers, due to global or local economic conditions or for other reasons, could adversely affect demand for our products and the sales of our products.
We extend trade credit to our customers in the U.S. and throughout the world, in some cases for extended periods of time. If these customers are unable to repay the trade credit from us or financing from their financial institutions, the results of our operations could be adversely affected. Our customers may be unable to repay the trade credit from us or financing from their financial institutions as a result of supply chain disruptions, market conditions in the agricultural sector, adverse weather

18	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

conditions and increases in prices for other products and inputs that could increase the working capital requirements, indebtedness and other liabilities of our customers. We may not be able to limit our credit and collectability risk or avoid losses.

We may not pay cash dividends or pay smaller cash dividends on our common stock in the future.
We have declared and paid quarterly cash dividends on our common stock consistently since becoming a public company. Any future payment and the amount of any future payment of cash dividends will depend upon our financial condition, earnings, legal requirements, restrictions in our debt agreements, capital allocation strategy and other factors deemed relevant by our Board of Directors. We may not pay cash dividends or may reduce the amount of our cash dividends (as the Board of Directors did in November 2021). Although our operations are conducted through our subsidiaries, none of our subsidiaries is obligated to make funds available to pay dividends on our common stock. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and the distribution of funds from our subsidiaries. Certain agreements governing our indebtedness contain limitations on our ability to pay dividends (including regular annual dividends), as described under “—The agreements governing our indebtedness impose restrictions that may limit our ability to operate our business or require accelerated debt payments.” We cannot provide assurances that the agreements governing our current and future indebtedness will permit us to pay dividends on our common stock.

We are subject to financial assurance requirements and failure to satisfy these requirements could materially affect our business, results of our operations and our financial condition.
In connection with our dispute of tax assessments made by Canadian provincial tax authorities (described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments, Liquidity and Capital Resources” and Part II, Item 8, Note 9 of our Consolidated Financial Statements), we are required to post and maintain financial performance bonds. In addition, as part of our business operations, we are required to maintain financial surety or performance bonds with certain of our North American deicing customers and to fund reclamation and site cleanup following the ultimate closure of our mines and certain other facilities. We incur costs to maintain these financial assurance bonds and failure to satisfy these financial assurance requirements could materially affect our business, the results of our operations and our financial condition.

Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR after 2021, or in certain cases, 2023, may affect the terms under which we can borrow funds.
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and reform. The U.K.’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, or in certain cases, 2023, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, some of our rights under our senior secured credit facilities may be affected, such as our right to borrow British pounds sterling or Euros.

Competition, Sales and Pricing Risks

Our products face strong competition and if we fail to successfully attract and retain customers and invest in capital improvements, productivity, quality improvements and product development, sales of our products could be adversely affected.
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

19	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We have significant operations in Canada and the U.K., as well as chemical solution operations in Brazil. Our fiscal 2021 sales outside the U.S. were 24% of our total fiscal 2021 sales. Our overall success as a global business depends on our ability to operate successfully in differing economic, political and cultural conditions. Our international operations and sales are subject to numerous risks and uncertainties, including:
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
•political developments (including uncertainty, labor shortages and potential trade difficulties caused by the U.K.’s exit from the EU, commonly referred to as “Brexit”), government deadlock, political instability, political activism, terrorist activities, civil unrest and international conflicts; and
•uncertain and varying enforcement of laws and regulations and weak protection of intellectual property rights.
A significant portion of our cash flow is generated in Canadian dollars, British pounds sterling and Brazilian reais and our consolidated financial results are reported in U.S. dollars. Our reported results can significantly increase or decrease based on exchange rate volatility after translation of our results into U.S. dollars. Exchange rate fluctuations could also impact our ability to meet interest and principal payments on our U.S. dollar-denominated debt. In addition, we incur currency transaction risk when we enter into a purchase or a sales transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency risks. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of Currency Fluctuations and Inflation,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
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
Transportation and handling costs are a significant component of our total delivered product cost, particularly for our salt products. The high relative cost of transportation favors producers whose mines or facilities are located near the customers they serve. We contract (directly and, from time to time, through third parties) bulk shipping vessels, barges, trucking and rail services to move our products from our production facilities to distribution outlets and customers. A reduction in the dependability or availability of transportation services, a significant increase in transportation service rates, adverse weather and changes to water levels on the waterways used for our products could impair our ability to deliver our products economically to our customers or expand our markets. For example, when the Mississippi river floods significantly (as it did during fiscal 2019), barges may be unable to traverse the river system and we may be prevented from timely delivering our salt products to our customers, which could increase costs to deliver our products and adversely impact our ability to fulfill our contracts, resulting in significant contractual penalties and loss of customers.
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
Significant transportation costs relative to the cost of certain of our products, including our salt products and products sold by our Brazil chemical solutions business, limit our ability to increase our market share or serve new markets.

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

20	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our plant nutrition business is also seasonal. As a result, we and our customers generally build inventories during the low demand periods of the year (which are typically winter and summer, but can vary due to weather and other factors) to ensure timely product availability during the peak sales seasons (which are typically spring and autumn, but can also vary due to weather and other factors).
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

Anticipated changes in potash prices and customer application rates can have a significant effect on the demand and price for our plant nutrition products.
When customers anticipate increasing potash selling prices, they tend to accumulate inventories in advance of the expected price increase. Similarly, customers tend to delay their purchases when they anticipate future selling prices for potash products will stabilize or decrease. These customer expectations can lead to a lag in our ability to realize price increases for our SOP products and adversely impact our sales volumes and selling prices.
Growers’ decisions to purchase plant nutrition products and the application rate for potash products depend on many factors, including expected grower income, crop prices, plant nutrition product prices, commodity prices, input prices and nutrient levels in the soil. Customers are more likely to decrease purchases and application rates when they expect declining agricultural economics or relatively high plant nutrition costs, other costs and soil nutrient levels. This variability can materially impact our prices and volumes sold.

Conditions in the sectors where we sell products and supply and demand imbalances for competing products can impact the price and demand for our products.
Conditions in the North American agricultural sectors can significantly impact our plant nutrition business. The agricultural sector can be affected by a number of factors, including weather conditions, field conditions (particularly during periods of traditionally high plant nutrition application), government policies, tariffs and import and export markets.
Demand for our products in the agricultural sector is affected by crop prices, crop selection, planted acreage, application rates, crop yields, product acceptance, population growth, livestock consumption and changes in dietary habits, among other things. Supply is affected by available capacity, operating rates, raw material costs and availability, feasible transportation, government policies, tariffs and global trade. In addition, the demand and price of our SOP products can be affected by factors such as plant disease.
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
Similarly, conditions in the Salt sector can significantly impact our Salt segment. These conditions include weather conditions as well as import and export markets. Supply and demand imbalances can be caused by a number of factors, including weather conditions, operating rates, transportation costs and global trade.

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

21	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Furthermore, many of our facilities are located on land leased from governmental authorities or third parties. Our leases generally require us to continue mining in order to retain the lease, the loss of which could have a material adverse effect on our ability to continue operations at the affected facility and result in significant costs. In some instances, we have received access rights or easements from third parties which allow for a more efficient operation than would exist without the access or easement. Loss of these access rights or easements could have a material adverse effect on us. In addition, many of our facilities are located near existing and proposed third-party industrial operations that could affect our ability to fully extract, or the manner in which we extract, the mineral deposits to which we have mining rights. For example, certain neighboring operations or land uses may require setbacks that could prevent us from mining portions of our mineral reserves or resources or using certain mining methods.
Expansion of our existing operations or production capacity, or preservation of existing rights in some cases, is also predicated upon securing any necessary permits, licenses and approvals. For example, we may require additional permits, licenses and approvals to continue diverting water from the Great Salt Lake based on lake conditions or to further expand our production capacity at our Ogden facility. In addition, we may require additional permits, licenses and approvals in connection with the potential development of our identified lithium brine and LCE resources at our Ogden facility and the Great Salt Lake. We may not be granted the necessary permits, licenses and approvals. A decision by a governmental agency to deny, delay issuing or apply conditions to any new permits, licenses and approvals could adversely affect our ability to operate and the results of our operations, as well as our ability to develop our identified lithium brine and LCE resources.

Unanticipated litigation or investigations, or negative developments in pending litigation or investigations or with respect to other contingencies, could adversely affect us.
We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. Any claim that is successfully asserted against us in these legal proceedings, or others that could be brought against us in the future, may adversely affect our financial condition, results of operations or prospects. We are also involved periodically in other reviews, inquiries, investigations and other proceedings initiated by or involving government agencies (including litigation brought by Canadian provincial tax authorities and the SEC investigation described in Part II, Item 8, Note 9 and Note 12 to the Consolidated Financial Statements), some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In these types of matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual judgment, settlement, fine, penalty or other relief, conditions or restrictions, if any, may be. Any eventual judgment, settlement, fine, penalty or other relief, conditions or restrictions could have a material impact on us. For further discussion of pending litigation and governmental proceedings and investigations, see Part II, Item 8, Note 9 and Note 12 to the Consolidated Financial Statements.

Compliance with import and export requirements, the FCPA and other applicable anti-corruption laws may increase the cost of doing business.
Our operations and activities inside and outside the U.S., as well as the shipment of our products across international borders, require us to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase our cost of doing business. These laws and regulations include import and export requirements, economic sanctions laws, customs laws, tax laws and anti-corruption laws, such as the FCPA, the U.K. Bribery Act, the Canadian Corruption of Foreign Public Officials Act and the Brazilian Clean Companies Act. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors, customers, payment parties or third parties working on our behalf will not take actions in violation of these laws. Any violations of these laws could subject us to civil or criminal penalties, including fines or prohibitions on our ability to offer our products in one or more countries, debarment from government contracts (and termination of existing contracts) and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, changes to trade or anti-corruption laws and regulations could affect our operating practices or impose liability on us in a manner that could materially and adversely affect our business, financial condition and results of operations.

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

22	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Additionally, we previously sold a portion of our U.K. salt mine to a third party, which operates a waste management business. The third party’s business, under governmental permits, is allowed to securely dispose certain hazardous waste at the property they own and they pay us fees for engaging in this activity. We also operate a mercury cell facility at our Igarassu facility in Brazil. We could incur future expenditures to address risks related to this hazardous waste disposal and mercury use or to remediate any contamination. See “Business—Environmental, Health and Safety and Other Regulatory Matters” for more information.

We may face significant product liability claims and product recalls, which could harm our business and reputation.
We face exposure to product liability and other claims if our products cause harm, are alleged to have caused harm or have the potential to cause harm to consumers or their property. In addition, our products or products manufactured by our customers using our products could be subject to a product recall as a result of product contamination, our failure to meet product specifications or other causes. For example, our customers use our food-grade salt products in food items they produce, such as cheese and bread, which could be subject to a product recall if our products are contaminated or adulterated. Similarly, the use and application of our animal feed and plant nutrition products could result in a product recall if it were alleged that they were contaminated. Additionally, our production and sale of water treatment chemicals and other chemical solutions products in Brazil could result in contaminants entering waterways and the public water system, leading to significant liabilities and costs.
A product recall could result in significant losses due to the costs of a recall, the destruction of product inventory and production delays to identify the underlying cause of the recall. We could be held liable for costs related to our customers’ product recall if our products cause the recall or other product liability claims if our products cause harm to our customers or their property. Additionally, a significant product liability case, product recall or failure to meet product specifications could result in adverse publicity, harm to our brand and reputation and significant costs, which could have a material adverse effect on our business and financial performance.

23	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

We are subject to costs and risk associated with a complex regulatory, compliance and legal environment, and we may be adversely affected by changes in laws, industry standards and regulatory requirements.
Our global business is subject to complex requirements of federal, state, local and foreign laws, regulations, treaties and regulatory authorities as well as industry standard-setting authorities. These requirements are subject to change. For example, the Biden administration may enact and implement new laws and enhanced regulations that could adversely and materially affect us. Changes in the standards and requirements imposed by these laws, regulations, treaties and authorities or adoption of any new laws, regulations or treaties could negatively affect our ability to serve our customers or our business. In the event that we are unable to meet any existing, new or modified standards when adopted, our business could be adversely affected. Some of the federal, state, local and foreign laws and regulations that affect us include those relating to EHS matters; taxes; antitrust and anti-competition laws; data protection and privacy; advertisement and marketing; labor and employment; import, export and anti-corruption; product liability; product registrations and labeling requirements; and intellectual property.
For example, if significant import duties were imposed on the salt we import into the U.S. from our Goderich mine, or if we were unable to include the transfer price of such salt in the cost of goods sold for tax purposes, our financial condition and operating results would be materially and adversely affected. We could also be adversely impacted by changes in tariffs imposed by countries or other trade protection measures, which could decrease our sales in markets where we sell our products. In addition, failure to comply with applicable laws, regulations or treaties or to comply with any of contracts we have with governmental entities could preclude us from conducting business with governmental entities and lead to penalties, injunctions, civil remedies or fines.

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

COVID-19, Strategic and Other Business Risks

The ongoing COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats, could materially and adversely affect our business, financial condition and results of operations.
The ongoing COVID-19 pandemic, and any other outbreaks of contagious diseases or other adverse public health developments in the U.S. or worldwide, could have a material adverse effect on our business, financial condition and results of operations. As an essential business, during fiscal 2021 we continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. However, COVID-19 has significantly impacted economic activity and markets worldwide, and it has and may continue to negatively affect our business in a number of ways. These effects include, but are not limited to:
•Disruptions or restrictions on our employees’ ability to work effectively due to illness, travel bans, quarantines, vaccination and testing mandates, shelter-in-place orders or other limitations could impact our business.
•Temporary closures or disruptions at our facilities or the facilities of our customers or suppliers could reduce demand for our products or affect our ability to timely meet our customer’s orders and negatively impact our supply chain. For

24	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

example, we experienced lost sales in fiscal 2020 and fiscal 2021 primarily for certain customers of our non-deicing salt products due to manufacturing outages and retail disruptions related to COVID-19.
•Compliance with new governmental regulations could increase our operational costs. We have incurred, and expect to continue to incur, increased costs and disruptions related to health and safety precautions we have put in place at our facilities, such as increased sanitation of offices and common areas, additional personal protective equipment requirements, staggered shift schedules and pre-shift screenings.
•A COVID-19 outbreak at one or more of our facilities could result in a regulatory agency mandated closure or shut down until the outbreak is controlled and the regulatory authority allows the facility to reopen. COVID-19 vaccination and testing mandates impacting our employees, facilities or business could lead to labor shortages, increased costs and limit our ability to operate.
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
The impact of COVID-19 may also exacerbate other risks discussed elsewhere in this section of this report, any of which could have a material adverse effect on us. The extent to which the ongoing COVID-19 pandemic, or other outbreaks of disease or similar public health threats, materially and adversely impact our business, financial condition and results of operations is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. In addition, how quickly, if ever, and to what extent, pre-COVID-19 pandemic economic and operating conditions can resume cannot be predicted, and any return to pre-COVID-19 pandemic business operations may not be achieved or may be delayed or constrained by lingering effects on our suppliers, third-party service providers and customers. There is also no certainty about when the adverse impacts of the COVID-19 pandemic will end.

We may not successfully implement our strategies.
Our success depends, to a significant extent, on successful implementation of our business strategies, including our strategic priorities, our strategic evaluation of our recently identified lithium brine and LCE resources, our investment in Fortress North America, our cost savings initiatives, our enterprise optimization initiatives and any other strategies described in the “Business” section of this report. We cannot assure that we will be able to successfully implement our strategies or, if successfully implemented, we may not realize the expected benefits of our strategies.
The announcement of the potential sale of our Brazil chemical solutions business could disrupt our business in negative ways, which could adversely affect our business, financial condition or results of operations. We cannot predict the timing or outcome of the sale process for our Brazil chemical solutions businesses. We may not be successful in identifying a purchaser or purchasers or in obtaining an offer at an acceptable price and/or on acceptable terms and conditions. In addition, the potential sale may be time consuming and disruptive to our business operations, we may incur substantial expenses in connection with the potential sale and, if we are unable to effectively manage the sale process, our business, financial condition and results of operations could be adversely affected. For example, the potential sale could have an adverse impact on our relationships with our customers and other third-party business partners, and could distract our workforce and management team. We also cannot assure that any potential sale, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in our current stock price. Any potential sale would be dependent upon a number of factors that may be beyond our control, including, among other factors, market conditions, industry trends, the interest of third parties in our Brazil chemical solutions business, approval from antitrust authorities and the availability of financing to potential buyers on reasonable terms.

25	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Our business is dependent upon personnel, including highly skilled personnel. A labor shortage or the loss of key personnel may have a material adverse effect on our performance.
Our business is dependent on our ability to attract, develop and retain personnel. We may encounter difficulty recruiting sufficient numbers of personnel at acceptable wage and benefit levels due to the competitive labor market. If we are unable to attract, develop and retain the personnel necessary for the efficient operation of our business, this could result in higher costs and decreased productivity and efficiency, which may have a material adverse effect on our performance.
Our business is also dependent on the ability to attract, develop and retain highly skilled personnel. An inability to attract, develop and retain personnel with the necessary skills and experience could result in decreased productivity and efficiency, higher costs, the use of less-qualified personnel and reputational harm, which may have a material adverse effect on our performance.
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
The loss of certain key employees could result in the loss of vital institutional knowledge, experience and expertise, damage critical customer relationships and impact our ability to successfully operate our business and execute our business strategy. We may not be able to find qualified replacements for these key positions and the integration of replacements may be disruptive to our business. In addition, the loss of our key employees who have in-depth knowledge of our mining, manufacturing, engineering or research and development processes could lead to increased competition to the extent that those employees are hired by a competitor and are able to recreate our processes or share our confidential information.

If our computer systems, information technology or operations technology are disrupted or compromised, our ability to conduct our business will be adversely impacted.
We rely on computer systems, information technology and operations technology to conduct our business, including cash management, order entry, invoicing, plant operations, vendor payments, employee salaries and recordkeeping, inventory and asset management, shipping of products, and communication with employees and customers. We also use our systems to analyze and communicate our operating results and other data to internal and external recipients. While we maintain some of our critical computer and information technology systems, we are also dependent on third parties to provide important computer and information technology services. While we maintain some of our critical computer and information technology systems, we are also dependent on third parties to provide important computer and information technology services. We continue to make updates and improvements to our enterprise resource planning system, network and other core applications, which could impact substantially all of our key processes. Any implementation issues could have adverse effects on our ability to properly capture, process and report financial transactions, distribute our products, invoice and collect from our customers and pay our vendors and could lead to increased expenditures or operational disruptions.
We are susceptible to cyber-attacks, computer viruses and other technological disruptions, which generally continue to increase due to evolving threats and our expanding information technology footprint. We have experienced attempts by unauthorized agents to gain access to our computer systems through the internet, e-mail and other access points. To date, none have resulted in any material adverse impact to our business or operations. While we have programs, policies and procedures in place to identify, prevent and detect any unauthorized access, this does not guarantee that we will be able to detect or prevent unauthorized access to our computer systems. In addition, remote work arrangements for our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and other social engineering attempts. These risks could also impact the third parties on which we rely, and security measures employed by these third parties may also prove to be ineffective at countering threats.
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

26	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Climate change and related laws and regulations could adversely affect us.
The potential impact of climate change on our resources, operations, product demand and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changes to the water levels of lakes and other bodies of water, changing storm patterns and intensities and changing temperature levels. These changes could be severe and vary by geographic location. These changes could negatively impact customer demand for our products as well as our costs and ability to produce our products. For example, prolonged period of mild winter weather could reduce the market for deicing products. Drought conditions could similarly impact demand for our plant nutrition products. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. See “—The results of our operations are dependent on and vary due to weather conditions. Additionally, adverse weather conditions or significant changes in weather patterns could adversely affect us.” for more information.
In addition, legislative and regulatory measures to address climate change and greenhouse gas emissions (including carbon or emissions taxes) are in various phases of consideration at both the state and federal level, as well as internationally. If adopted, such measures could restrict our operations, require us to make capital expenditures to be compliant with these initiatives, increase our costs, impact our ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. Proposed measures could also result in increased cost of fuel and other consumables used in our operations or in transporting our products. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material impact on us.

We may not be able to expand our business through acquisitions and investments, and acquisitions and investments may not perform as expected. We may not successfully integrate acquired businesses and anticipated benefits may not be realized.
Our business strategy includes supplementing organic growth with acquisitions of and investments in complementary businesses. We may not have acquisition or investment opportunities because we may not identify suitable businesses to acquire or invest in, we compete with other potential buyers and investors, we may not have or be able to obtain suitable financing for an acquisition or investment and we may be hindered by competition and regulatory laws. If we cannot make acquisitions or investments, our business growth may be limited.
Acquisitions of new businesses and investments in new businesses (including our investment in Fortress North America) may not perform as expected, may not positively impact our financial performance and could increase our debt obligations. Acquisitions and investments involve significant risks and uncertainties, including diversion of management attention, greater than expected liabilities and expenses, inadequate return of capital and unidentified issues not discovered in our due diligence.
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

The impact of currency fluctuation or devaluation in Brazil may negatively affect the earn-out consideration we may be entitled to receive pursuant to the agreement to sell our South America specialty plant nutrition business.
The agreement to sell our South America specialty plant nutrition business provides that we may be entitled to a maximum earn-out payment of R$88 billion Brazilian reais, payable in 2022, if our former South America specialty plant nutrition business meets certain performance metrics. The exchange rate between the Brazilian real and the U.S. dollar has fluctuated and will continue to do so in the future. The volatility in this exchange rate may adversely impact our expected payment once converted to U.S. dollars at the time of payment.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

27	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 2.    PROPERTIES

SUMMARY OVERVIEW OF MINING OPERATIONS

Information concerning our mining properties in this Transition Report on Form 10-KT has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended September 30, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.
As used in this Transition Report on Form 10-KT, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. See Item 1A, “Risk Factors.”
You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be converted to mineral reserves. See Item 1A, “Risk Factors.”
The information that follows relating to the Ogden facility, the Cote Blanche mine and the Goderich mine is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRS’s”) relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS’s, incorporated herein by reference and made a part of this Transition Report on Form 10-KT.

28	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our mining properties, as of September 30, 2021:

U.K.
NORTH AMERICA
SEGMENT KEY
Salt
Plant Nutrition
SOUTH AMERICA

29	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2021, we had ten mining properties, as summarized in the table below:

Location	Segment	Use	Stage
United States
Cote Blanche Island, Louisiana	Salt	Rock salt mine	Production
Lyons, Kansas	Salt	Evaporated salt facility	Production
Ogden, Utah	Salt, Plant Nutrition	SOP, solar salt and magnesium chloride facility	Production
Canada
Amherst, Nova Scotia	Salt	Evaporated salt facility	Production
Goderich, Ontario	Salt	Rock salt mine	Production
Goderich, Ontario	Salt	Evaporated salt facility	Production
Unity, Saskatchewan	Salt	Evaporated salt facility	Production
Wynyard, Saskatchewan	Plant Nutrition	SOP facility	Exploration
United Kingdom
Winsford, Cheshire	Salt	Rock salt mine	Production
Chile
Atacama Desert	Salt	N/A	Exploration

We are the sole operator of each of our mining properties and we own all of the ownership interests in our mining operations. With respect to most of our mineral properties, we own the land and surface rights and have entered into lease agreements with respect to the mineral rights. Our mineral leases have varying terms. Some will expire after a set term of years, while others continue indefinitely. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of minerals extracted or as a percentage of revenue. In addition, we own a number of properties and are party to non-mining leases that permit us to perform activities that are ancillary to our mining operations, such as surface use leases for storage at depots and warehouse leases. We believe that all of our leases were entered into at market terms.
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
The three processing methods we use to produce salt and SOP at our production-stage properties are as follows:
•Underground Rock Salt Mining - We produce most of the salt we sell through underground mining. In North America, we use a combination of continuous mining and drill and blast techniques. At our Winsford, Cheshire, U.K., mine, we utilize continuous mining techniques. Mining machinery moves salt from the salt face to conveyor belts, which transport the salt to the mill center where it is crushed and screened. It is then hoisted to the surface where the processed salt is loaded onto shipping vessels, railcars or trucks. The primary power sources for each of our rock salt mines are electricity and diesel fuel. Rock salt is sold in our highway deicing product lines and for numerous applications in our consumer and industrial product lines.
•Mechanical Evaporation - Mechanical evaporation involves creating salt-saturated brine from brine wells in underground salt deposits and subjecting this salt-saturated brine to vacuum pressure and heat to precipitate and crystallize salt. The primary power sources used for this process are natural gas and electricity. The resulting product has a high purity and uniform physical shape. Mechanically-evaporated salt is primarily sold through our consumer and industrial salt product lines.
•Solar Evaporation - For a description of the solar evaporation process, see “—Ogden Facility” below.

30	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our current estimated production capacity is approximately 16.2 million tons of salt and 360,000 tons of SOP per year. The following table shows the estimated annual production capacity and type of salt or other mineral produced at each of our owned or leased processing locations as of September 30, 2021:

Location	Annual Production Capacity(1) (tons)	Product Type
North America
Goderich, Ontario, Mine	8.0 million	Rock Salt
Cote Blanche, Louisiana, Mine	2.9 million	Rock Salt
Ogden, Utah, Plant:
Salt(2)	1.5 million	Solar Salt
Magnesium Chloride(3)	750,000	Magnesium Chloride
SOP(4)	320,000	SOP
Lyons, Kansas, Plant	450,000	Mechanically-Evaporated Salt
Unity, Saskatchewan, Plant	140,000	Mechanically-Evaporated Salt
Goderich, Ontario, Plant	140,000	Mechanically-Evaporated Salt
Amherst, Nova Scotia, Plant	130,000	Mechanically-Evaporated Salt
Wynyard, Saskatchewan, Plant	40,000	SOP
United Kingdom
Winsford, Cheshire, Mine	2.2 million	Rock Salt
(1)Annual production capacity is our estimate of the tons that could be produced based on design capacity, assuming optimization of our operations, including our facilities, equipment and workforce. Incremental equipment, labor or other costs may be required to achieve these production capacity estimates. As we continue our efforts to optimize and refine our production methods, we will update our estimates if necessary.
(2)Solar salts deposited annually substantially exceed the amount converted into finished products. The amount presented here represents an approximate average amount produced based on recent market demand.
(3)The magnesium chloride amount includes both brine and flake.
(4)Our annual SOP production capacity at our Ogden facility could be scaled up to approximately 550,000 tons, including amounts produced with both solar-pond based feedstock and supplemental KCl feedstock.

Actual annual salt, magnesium chloride and SOP production volume levels may vary from the annual production capacity shown in the table above due to a number of factors, including variations in the winter weather conditions which impact demand for highway and consumer deicing products, the quality of the reserves and the nature of the geologic formation that we are mining at a particular time, unplanned downtime due to safety concerns, incidents and mechanical failures, and other operating conditions.
The chart below shows annual Salt segment production volumes, including magnesium chloride, at our owned and leased production locations for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019:

* Excludes solar salt harvested at our Ogden facility that is not converted into finished product and salt processed at our packaging facilities.

Our Ogden facility produced 298,564 tons of SOP in the fiscal year ended December 31, 2019, 301,309 tons of SOP in the fiscal year ended December 31, 2020, and 197,806 tons of SOP in the nine months ended September 30, 2021.
Our production facilities have access to vast mineral deposits. At all of our production locations, we estimate the recoverable reserves to last at least several more decades at current production rates and capacities, although additional capital resources and developmental spending may be required. Our rights to extract those minerals may be contractually limited by geographic

31	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

boundaries or time. We believe that we will be able to continue extending these agreements, as we have in the past, at commercially reasonable terms without incurring substantial costs or material modifications to the existing lease terms and conditions, thereby allowing us to fully utilize our existing mineral rights.
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 85% of our salt production capacity as of September 30, 2021. Each of these mines is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems.
In 2012, we acquired mining rights to approximately 100 million tons of salt resources in the Chilean Atacama Desert. This resource estimate is based upon an initial assessment. We will need to complete a feasibility study before we decide whether to proceed with the development of this project to ensure the salt resources can be converted into reserves. The development of this project will require significant infrastructure to establish extraction and logistics capabilities. As of September 30, 2021, our investment in these rights totaled $8.5 million.

32	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Summary of Mineral Resources and Reserves
Summaries of our mineral resources and reserves at the end of the nine months ended September 30, 2021 are set forth in Tables 1 and 2.

Table 1. Summary Mineral Resources at September 30, 2021

	Measured Mineral Resources (tons)(1)	Indicated Mineral Resources (tons)(1)	Measured + Indicated Mineral Resources (tons)(1)	Inferred Mineral Resources (tons)(1)
Salt(2)(3)
United States
Cote Blanche mine	41,940,593	629,032,729	670,973,322	163,767,364
Ogden facility	—	2,395,665,293	2,395,665,293	—
Other United States	139,655,688	193,979,000	333,634,688	—
Total United States	181,596,281	3,218,677,022	3,400,273,303	163,767,364
Canada
Goderich mine	—	1,485,710,000	1,485,710,000	148,200,000
Other Canada	68,969,074	703,305,280	772,274,354	—
Total Canada	68,969,074	2,189,015,280	2,257,984,354	148,200,000
United Kingdom
Total United Kingdom	47,670,000	7,730,000	55,400,000	—
Chile
Total Chile	—	102,531,129	102,531,129	—
Total Salt	298,235,355	5,517,953,431	5,816,188,786	311,967,364

SOP(4)(5)
United States
Ogden facility	—	90,231,855	90,231,855	—
Total United States	—	90,231,855	90,231,855	—
Total SOP	—	90,231,855	90,231,855	—

Magnesium Chloride(6)(7)
United States
Ogden facility	—	360,000,000	360,000,000	—
Total United States	—	360,000,000	360,000,000	—
Total Magnesium Chloride	—	360,000,000	360,000,000	—

LCE(8)(9)
United States
Ogden facility	—	2,645,828	2,645,828	49,663
Total United States	—	2,645,828	2,645,828	49,663
Total LCE	—	2,645,828	2,645,828	49,663
(1)Mineral resources are reported in situ. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves upon application of modifying factors.
(2)Based on an average sodium chloride grade of 97,350 milligrams per liter (“mg/L”) in the north arm of the Great Salt Lake and 46,300 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm. Grades of in-situ sodium chloride range from 75% at our Lyons facility to 98% at the Goderich mine. Although the actual sodium chloride grade at our underground mines is less than 100%, it is not considered in the resource, as the final saleable product is the in situ product, as-present after processing (i.e., the saleable product includes any impurities present in the in situ rock).
(3)There are multiple saleable products based on salt quality from the underground mining operations (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data based on a five-year

33	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

average of historical sales data for rock salt for road deicing of $60.58 per ton to $61.41 per ton. Sales prices are projected to increase to approximately $295.60 per ton to $706.49 per ton for rock salt for road deicing through the current expected end of mine life.
(4)Based on an average potassium grade of 7,320 mg/L in the north arm of the Great Salt Lake and 3,060 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.
(5)Pricing data based on a five-year average of historical sales data for SOP of $573 per ton. Sales prices are projected to increase to approximately $8,529 per ton through the current expected end of mine life.
(6)Based on an average magnesium chloride grade of 11,150 mg/L in the north arm of the Great Salt Lake and 4,790 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.
(7)Based on pricing data based on a five-year average of historical sales data for magnesium chloride of $46.98 per ton. Sales prices are projected to increase to approximately $736.78 per ton through the current expected end of mine life.
(8)Based on an average lithium grade of 51 mg/L in the north arm of the Great Salt Lake and 25 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm. Average grade of lithium in the solar evaporation ponds at the Ogden facility ranges from 205 mg/L to 318 mg/L.
(9)The LCE mineral resource estimate does not utilize an economic cut-off grade. This is due to the lake concentration being variable dependent upon lake surface elevation and the use of solar concentration ponds to increase lithium concentration in the process to levels appropriate for lithium processing. As no lithium cut-off grade has been applied, the resource estimate does not assume an effective lithium sales price.

Table 2. Summary Mineral Reserves at September 30, 2021

	Proven Mineral Reserves (tons)(1)	Probable Mineral Reserves (tons)(1)	Total Mineral Reserves (tons)(1)
Salt(2)(3)
United States
Cote Blanche mine	21,452,759	236,547,378	258,000,137
Other United States	—	160,165,300	160,165,300
Total United States	21,452,759	396,712,678	418,165,437
Canada
Goderich mine	—	470,030,000	470,030,000
Other Canada	1,300,000	35,291,354	36,591,354
Total Canada	1,300,000	505,321,354	506,621,354
United Kingdom
Total United Kingdom	22,800,000	3,710,000	26,510,000
Total Salt	45,552,759	905,744,032	951,296,791

SOP(4)(5)
United States
Ogden facility	—	45,768,145	45,768,145
Total United States	—	45,768,145	45,768,145
Total SOP	—	45,768,145	45,768,145

Magnesium Chloride(6)(7)
United States
Ogden facility	—	7,105,000	7,105,000
Total United States	—	7,105,000	7,105,000
Total Magnesium Chloride	—	7,105,000	7,105,000
(1)Ore reserves are as recovered, saleable product.
(2)Based on an average sodium chloride grade of 97,350 mg/L in the north arm of the Great Salt Lake and 46,300 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm. Grades of in-situ sodium chloride range from 75% at our Lyons facility to 98% at the Goderich mine. Although the actual sodium chloride grade at our underground mines is less than 100%, it is not considered in the reserve, as the final saleable product is the in situ product, as-present after processing (i.e., the saleable product includes any impurities present in the in situ rock).
(3)There are multiple saleable products based on salt quality from the underground mining operations (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data based on a five-year average of historical sales data for rock salt for road deicing of $60.58 per ton to $61.41 per ton. Sales prices are projected to increase to approximately $295.60 per ton to $706.49 per ton for rock salt for road deicing through the current expected end of mine life.
(4)Based on an average potassium grade of 7,320 mg/L in the north arm of the Great Salt Lake and 3,060 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

34	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(5)Pricing data based on a five-year average of historical sales data for SOP of $573 per ton. Sales prices are projected to increase to approximately $8,529 per ton through the current expected end of mine life.
(6)Based on an average magnesium chloride grade of 11,150 mg/L in the north arm of the Great Salt Lake and 4,790 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.
(7)Based on pricing data based on a five-year average of historical sales data for magnesium chloride of $46.98 per ton. Sales prices are projected to increase to approximately $736.78 per ton through the current expected end of mine life.

Our mineral resource and reserve estimates were prepared by a qualified person (“QP”) and have a basis in periodic, historical reserve studies completed by third-party geological engineering firms. Our mineral resource and reserve estimates and the third-party reserve studies are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves. Established criteria for inferred, indicated and measured resources and proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both the presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt deposits, requires proportionately less data for the same degree of confidence in mineral resources and reserves, both in terms of quantity and quality.

OGDEN FACILITY

The Ogden facility is a production stage property that separates and processes potassium, sodium and magnesium salts from brine sourced from the Great Salt Lake in Utah. The primary product currently produced at the Ogden facility is SOP (which is a potassium-rich salt used as plant fertilizer), with coproduct production of sodium chloride (which is used for highway deicing and chemical applications) and magnesium chloride (which is used in deicing, dust control and unpaved road surface stabilization applications). The Company has also identified lithium and lithium carbonate equivalent (“LCE”) as mineral resources at the Ogden facility and is currently investigating expanding its existing operations to add lithium and LCE extraction as a coproduct to SOP production. The Ogden facility relies upon solar evaporation to concentrate brine extracted from the north arm of the Great Salt Lake and precipitate the salts into a series of large evaporation ponds located on the east and west sides of the lake, referred to as the east ponds and the west ponds, respectively, prior to harvesting and processing at its related plant (the “Ogden plant”). Maps of the Ogden facility are shown in Figures 1 and 2.

Figure 1. Ogden Facility Property Location Map

Ogden Facility
Salt Lake City
Las Vegas
200 mi
N
Google Earth
Data LDEO-Columbia, NSF, NOAA
Image Landsat / Copernicus

35	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 2. Locations of East and West Ponds Relative to the Ogden Plant and the Great Salt Lake

Tremonton
Brigham
Great Salt Lake
River
Clearfie
20 mi
N
Rowley
Google Earth
Image Landsat / Copernicus

The Great Salt Lake is the largest saltwater lake in the western hemisphere, and the fourth largest terminal lake in the world, covering approximately 1,700 square miles. It is also one of the most saline lakes in the world, with a chemical composition very similar to the world’s oceans. Salinity throughout the Great Salt Lake is governed by lake level, freshwater inflows, precipitation and re-solution of salt, mineral extraction, and circulation and constriction between bays of the lake.
The infrastructure associated with the Ogden facility, including the Ogden plant, is located on the shores of the Great Salt Lake in Box Elder and Weber Counties in the State of Utah. The Ogden plant is located at the approximate coordinates of 41˚16’51” North and 112˚13’53” West on the east side of the lake approximately 15 miles (by road) to the west of Ogden, Utah, and 50 miles (by road) to the northwest of Salt Lake City, Utah. The east ponds are located adjacent (to the north and west) to the Ogden plant in Bear River Bay. The west ponds are located on the opposite side of the Great Salt Lake (due west) in Clyman and Gunnison Bays. Access to the Ogden facility is via Ogden, Utah, and its vicinity on paved two-lane roads. From Salt Lake City, Utah, located 40 miles to the south, Ogden is accessible via Interstate Highway 15. Commercial air travel is accessible from Salt Lake City. The area population provides a more than adequate base for staffing the Ogden facility, with a pool of talent for both trades and technical management. The Ogden facility is connected to the local municipal water distribution system, Weber Basin Water Conservation District. The Ogden facility is also connected to the local electrical and natural gas distribution systems provided by Rocky Mountain Power and Dominion Energy, respectively, and houses an existing substation that services the operations at the east ponds. Rail access is provided by Union Pacific Railroad on an existing siding at the Ogden plant.
The Ogden facility is located on approximately 171,114.53 acres of land, of which approximately 7,434.16 acres are owned by the Company. The Great Salt Lake and minerals associated with it are owned by the State of Utah. The Company is able to extract and produce salts from the lake by rights derived from a combination of: (i) lakebed lease agreements (the “Lakebed Leases”) with the Utah Department of Natural Resources, Division of Forestry, Fire and State Lands (the “Utah FFSL”); (ii) two leases for upland evaporation ponds (the “Upland Pond Leases”) with the State of Utah School and Institutional Trust Lands Administration (the “Utah SITLA”); (iii) seven non-solar leases and easements; (iv) water rights for consumption of

36	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

brines and freshwater (the “Water Rights”) through the Utah Department of Natural Resources, Division of Water Rights; (v) a large mine operation mineral extraction permit (GSL Mine M/057/0002) (the “Mineral Extraction Permit”) through the Utah Department of Natural Resources, Division of Oil, Gas and Mining (the “Utah DOGM”); and (vi) a royalty agreement, dated September 1, 1962 (as amended from time to time, the “Royalty Agreement”), with the Utah State Land Board.
Leasable areas for mineral extraction on the Great Salt Lake lakebed are identified in the Great Salt Lake Comprehensive Management Plan (the “GSL Plan”), which is managed by the Utah FFSL. The GSL Plan is updated approximately every ten years, or when there are major changes to the Great Salt Lake environment and setting. A party interested in leasing lakebed for mineral extraction may nominate an area within the area designated by the GSL Plan as leasable, at which time, the Utah FFSL will issue public notice of lease nomination, conduct an environmental assessment on the nominated lease area, and ultimately consider approval of the lease nomination. This process was followed historically in the acquisition of existing Lakebed Leases held by the Company for the Ogden facility.
The Lakebed Leases and Upland Pond Leases provide the Company the right to develop mineral extraction and processing facilities on the shore of the Great Salt Lake. The Lakebed Leases and Upland Pond Leases were issued between 1965 and 2012 and cover a total lease area of approximately 163,681 acres among 12 active leases, though not all are currently utilized.
Each of the Lakebed Leases remains in effect until the termination of the Royalty Agreement. Most of the Lakebed Leases provide the State of Utah with the opportunity to periodically adjust the lease’s terms, except for the royalties to be paid. These readjustment opportunities occur at intervals ranging from five to 20 years. In the past, these periodic readjustments have not materially hindered the business.
Pursuant to each of the Lakebed Leases (except for Mineral Lease 20000107), the Company is obligated to pay rent at rates ranging from $0.50 to $2.00 per acre per year, and some leases have a minimum rent of $10,000 per year. The rent paid pursuant to each lease is credited against the Company’s royalty obligations pursuant to the Royalty Agreement (as described further below). The rent for Mineral Lease 20000107 is $69,024 annually and is not credited against royalties due. The Lakebed Leases do not impose any material conditions on the Company’s retention of the property except for the continued production of commercial quantities of minerals and payment of rent and royalties.
The Upland Pond Leases consist of Special Use Lease Agreement (“SULA”) 1186, which was acquired in May 1999, and SULA 1267, which was acquired from Solar Resources International in 2013. SULA 1186 and SULA 1267 expire in April 2049 and December 2041, respectively, but the Company has options to extend each agreement for two successive five-year periods. The rent for SULA 1186 is $16,460 per year and rent for SULA 1267 is $207,000 per year. Both Upland Pond Leases allow for the construction and operation of evaporation ponds on the subject properties. The Upland Pond Leases do not impose any material conditions on the Company’s retention of the property except for payment of rent.
The Company also holds seven non-solar leases and easements granted by Utah FFSL or Utah SITLA covering approximately 1,258 acres. Two of these are material to the operation of the Ogden facility, Behrens Trench Easement 400-00313 and PS-113 Easement SOV002-0400. The Company paid a one-time fee of $42,514 for Behrens Trench Easement 400-00313, which expires in June 2051. The Company paid a one-time fee of $27,273 for PS-113 Easement SOV002-0400, which does not expire. The Company also has a lease indenture for a brine canal with the Union Pacific Railroad, dated April 13, 1967, on Promontory Point. The indenture automatically renews with payment, which is $595.72 annually.
The Water Rights are procured by application to the Utah Department of Natural Resources, Division of Water Rights, which reviews the application and evaluates the proposed nature of use, place of use, and point of diversion in light of availability of water pursuant to hydrology and/or prior claims relative to the available water, and whether the proposed use would impair existing water right holders. The application is posted for public review and comment, and the State Engineer evaluates the merits of the application and either approves or denies the application, sometimes with modifications or conditions on future use. The Water Rights control the actual extraction of minerals from the Great Salt Lake and dictate the amount of brine that can be pumped from the lake on an annual basis. The Company has 156,000 acre-feet extraction rights from the north arm of the Great Salt Lake under five Water Rights, on which it relies for its current production. The Company holds additional 205,000 acre-feet water extraction rights that can be utilized on either the north or south arms of the Great Salt Lake under two Water Rights that are currently unutilized. As a limit on the volume of brine that can be pumped from the lake in a year, the Water Rights effectively cap the aggregate production of salt that is possible in any year. The Company has certificated all of its Water Rights, meaning that demonstration of actual use in order to retain the right in perpetuity has been approved and authorized.
The Mineral Extraction Permit (GSL Mine M/057/0002) was granted by the Utah DOGM. The Mineral Extraction Permit enables extraction of brine from the Great Salt Lake and ultimate mineral extraction from the brine. The Mineral Extraction Permit also enables all lake extraction, pond operations, and plant and processing operations conducted by the Company at the Ogden facility. The Mineral Extraction Permit is supported by a reclamation plan that documents all aspects of current operations and mandates certain closure and reclamation requirements in accordance with Utah Rule R647-4-104. Financial assurance for the ultimate reclamation of facilities is documented in the reclamation plan, and security for costs that will be incurred to execute site closure is provided by a third-party insurer to the State of Utah in the form of a surety bond. The total future reclamation obligation is estimated to be $4.36 million. The Company expects that its lithium extraction plans are

37	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

allowed under the terms of the Mineral Extraction Permit. Any greenfield expansion of ponds or appurtenances beyond the existing facility footprint would require a modification to the Mineral Extraction Permit regardless of the mineral(s) developed.
Pursuant to the Royalty Agreement, the Company has rights to all salts from the Great Salt Lake, and in exchange, the Company pays a royalty to the State of Utah based on net revenues per pound of salts produced. The Royalty Agreement contains a most favored nations clause that effectively provides that the Company always pays the lowest royalty rate for any particular salts as any other person pays to the State of Utah for extraction of such salts. The current royalty rate for SOP under the Royalty Agreement is 4.8%. To extract lithium and LCE products (as described in further detail below), the Royalty Agreement must be modified. Currently, there is no statutory royalty rate specifically for lithium products in Utah, but the statutory rate for other mined minerals in Utah is 5% of net revenues. To produce lithium products of lithium carbonate or lithium hydroxide, the Company would reasonably expect to deduct the cost of purchased carbonate or hydroxide inputs. The Royalty Agreement does not expire so long as paying quantities of minerals are produced and the Company pays a minimum royalty of not less than $10,000 per year.
The Ogden facility is the largest SOP production site in the western hemisphere, and one of only four large-scale solar brine evaporation operations for SOP in the world. The Ogden facility has the capability to produce up to 325,000 tons of solar pond-based SOP, approximately 750,000 tons of magnesium chloride and 1.5 million tons of sodium chloride annually when weather conditions are typical. These recoverable minerals exist in vast quantities in the Great Salt Lake.
Solar evaporation is used in areas of the world where high-salinity brine is available and weather conditions provide for a high natural evaporation rate. Mineral-rich lake water, or brine, from the Great Salt Lake is drawn into the solar evaporation ponds. The brine moves through a series of solar evaporation ponds over a two- to three-year production cycle. As the water evaporates and the mineral concentration increases, some of those minerals naturally precipitate out of the brine and are deposited on the pond floors. These deposits provide the minerals necessary for processing into SOP, solar salt and magnesium chloride. The evaporation process is dependent upon sufficient lake brine levels and hot, arid summer weather conditions. The potassium-bearing salts are mechanically harvested out of the solar evaporation ponds and refined to high-purity SOP through flotation, crystallization and compaction at the Ogden plant. After sodium chloride and potassium-rich salts precipitate from brine, a concentrated magnesium chloride brine solution remains, which becomes the raw material used to produce several magnesium chloride products. Recent analysis and evaluations conducted by the Company have also demonstrated that this magnesium chloride solution contains material quantities of lithium, which, when combined with the naturally occurring lithium content of the Great Salt Lake, forms the basis for the estimates of the lithium mineral resources at the Ogden facility summarized below.
Operations have been ongoing at the Ogden facility since the late 1960s, with commercial production starting in 1970. Lithium Corporation of America (“Lithcoa”), separately, and then in a partnership with a wholly owned subsidiary of Salzdetfurth, A.G., carried out initial exploration and development activities between 1963 and 1966. In 1967, Gulf Resources and Minerals Co., or Gulf Resources, acquired Lithcoa, and in 1973, acquired Salzdetfurth, A.G.’s (then known as Kaliund Salz A.G.) partnership interest. Gulf Resources made significant capital expenditures in the early 1980s to protect the evaporation pond system at the Ogden facility from the rising levels of the Great Salt Lake. On May 5, 1984, a northern dike of the system breached, resulting in severe flooding and damage to about 85% of the pond complex. The breach resulted in physical damage to dikes, pond floors, bridges, pump stations, and other structures. In addition, brine inventories were diluted, making them unusable for producing SOP. During the next five years, Gulf Resources pumped the water from its solar ponds, reconstructed peripheral and interior dikes and roads, replaced pump stations, and laid down new salt floors in order to restart its operation at the Ogden facility. In 1993, D.G. Harris & Associates acquired the Ogden facility, and in 1994, constructed the west ponds, which are connected to the east ponds by a 21-mile, open, underwater canal called the Behrens Trench, which was dredged in the lakebed from the west ponds’ outlet to a pump station near the east ponds. Ownership of the Ogden facility was transferred in 1997 to IMC Global (“IMC”), following its acquisition of Harris Chemical Group (part of D.G. Harris & Associates). IMC sold a majority of its salt operations, including the Ogden facility, to Apollo Management V, L.P. through an entity called Compass Minerals Group in 2001. Following a leveraged recapitalization, the company now known as Compass Minerals International, Inc. completed an initial public offering in 2003.
The Company has operated the Ogden facility since its initial public offering in 2003. In that time, the Company has invested funds and acquired necessary permits to increase the efficiency and expand the capacity of the Ogden facility through upgrades to the Ogden plant and solar evaporation ponds. The Company believes that the Ogden facility and its operating equipment are maintained in good working condition. The net book value of property, plant and equipment associated with the Ogden facility as of September 30, 2021 was $242,500,000, exclusive of mineral rights and the value of assets leased under operating leases.
Beginning in 2018, the Company undertook a program to better understand lithium concentrations within the processes of the ongoing operations at the Ogden facility, and specifically, within the brine remnants hosted within the halite beds of the largest evaporation ponds. Activities undertaken to date have included pot-hole trenching, sonic core drilling, aquifer testing within the salt mass, brine sampling and analysis, and geotechnical analysis of the halite to better understand its hydraulic properties. The Company has also conducted bench-top and pilot scale mineral processing and metallurgical testing to evaluate the efficacy of lithium extraction from Great Salt Lake brine as a coproduct to the existing production of other salts. The

38	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Company’s current proposed program of exploration and development relates to evaluating process technologies most applicable to the extraction of lithium from brine.
The Ogden facility has procured and is operating in compliance with all required operating licenses, including permits pertaining to mineral extraction, effluent discharge and air permitting. The Ogden facility operates under a Title V air permit (# 5700001003), which is administered by the Utah Department of Environmental Quality. The permit covers emissions from the pond and plant operations and expires in December 2026. Additional air permitting will be required for processing plants associated with the planned extraction of lithium, the specific requirements of which are unknown and will depend upon the design of the processing plant. Surface water discharges from the Ogden facility are regulated under Utah Pollutant Discharge Elimination System (UPDES) permit UT0000647. The permit requires discharge monitoring for effluent flows from the nine outfalls that discharge into the saline waters of the Great Salt Lake and regulates inputs in pond and plant processes that may be discharged in project effluent.
Summaries of the Ogden facility’s potassium and SOP mineral resources and mineral reserves as of September 30, 2021 and December 30, 2020 are shown in Tables 3 and 4, respectively. Joseph Havasi, who is employed full-time as the Director, Natural Resources, of the Company, served as the QP and prepared the estimates of potassium and SOP mineral resources and mineral reserves at the Ogden facility. A copy of the QP’s TRS with respect to the potassium and SOP mineral resource and reserve estimates at the Ogden facility, dated November 29, 2021, with an effective date of September 30, 2021 (the “Ogden Potassium TRS”), is filed as Exhibit 96.1 hereto.

Table 3. Ogden Facility – Summary of Potassium and SOP Mineral Resources at September 30, 2021 and December 30, 2020

	September 30, 2021				December 31, 2020
Resource Area	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	7,320	14,480,978	4,000	32,231,855	7,320	14,521,604	4,000	32,322,279
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Indicated Resources		40,538,949		90,231,855		40,579,575		90,322,279
Measured + Indicated Resources
Great Salt Lake North Arm	7,320	14,480,978	4,000	32,231,855	7,320	14,521,604	4,000	32,322,279
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Measured + Indicated Resources		40,538,949		90,231,855		40,579,575		90,322,279
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
(1)Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves upon application of modifying factors.
(2)Mineral resources are reported in situ for the both the north arm and the south arm of the Great Salt Lake.
(3)Conversion of potassium to SOP uses a factor of 2.2258 tons of SOP per ton of potassium.

39	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(4)Included process recovery is approximately 7.8% based on historical production results. Mining or metallurgical recovery is not applicable for this operation.
(5)Based on pricing data described in Section 18.1 of the Ogden Potassium TRS. The pricing data is based on a five-year average of historical sales data for SOP of $573 per ton. Sales prices are projected to increase to approximately $8,529 per ton for SOP through year 2161 (the current expected end of mine life).
(6)Based on the economic analysis described in Section 19 of the Ogden Potassium TRS, the QP estimated a cut-off grade of approximately 4,000 milligrams of potassium per liter of brine extracted from the north arm of the Great Salt Lake, and a cut-off grade of 1,660 milligrams of potassium per liter of brine in the south arm of the Great Salt Lake, which ultimately flows into the north arm of the Great Salt Lake. The QP assumes that when the north arm of the Great Salt Lake (where the Ogden facility sources its brine) reaches this concentration level, the Ogden facility will halt production of potassium and SOP.
(7)Reported potassium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

Table 4. Ogden Facility – Summary of Potassium and SOP Mineral Reserves at September 30, 2021 and December 30, 2020

	September 30, 2021				December 31, 2020
Reserve Area	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	7,320	20,562,500	4,000	45,768,145	7,320	20,671,875	4,000	46,011,592
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Probable Reserves	7,320	20,562,500	4,000	45,768,145	7,320	20,671,875	4,000	46,011,592
Total Reserves
Great Salt Lake North Arm	7,320	20,562,500	4,000	45,768,145	7,320	20,671,875	4,000	46,011,592
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Reserves	7,320	20,562,500	4,000	45,768,145	7,320	20,671,875	4,000	46,011,592
(1)Mineral reserves are as recovered, saleable product.
(2)Production rates for SOP are 325,000 tons per year. This relates to a depletion of 145,833 tons of potassium per year. Based on the QP’s reserve model, the life of mine is estimated to be 140 years.
(3)Conversion of potassium to SOP uses a factor of 2.2258 tons of SOP per ton of potassium.
(4)Included process recovery is approximately 7.8% based on historical production results. Mining or metallurgical recovery is not applicable for this operation.
(5)Based on pricing data described in Section 18.1 of the Ogden Potassium TRS. The pricing data is based on a five-year average of historical sales data for SOP of $573 per ton. Sales prices are projected to increase to approximately $8,529 per ton for SOP through year 2161 (the current expected end of mine life).
(6)Based on the economic analysis described in Section 19 of the Ogden Potassium TRS, the QP estimated a cut-off grade of approximately 4,000 milligrams of potassium per liter of brine extracted from the north arm of Great Salt Lake, and a cut-off grade of 1,660 milligrams of potassium per liter of brine in the south arm of the Great Salt Lake, which ultimately flows into the north arm of the Great Salt Lake. The QP assumes that when the north arm of the Great Salt Lake (where the Ogden facility sources its brine) reaches this concentration level, the Ogden facility will halt production of potassium and SOP.
(7)Reported potassium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

From December 31, 2020 to September 30, 2021, for both potassium and SOP, combined measured and indicated resources decreased by approximately 0.25% and total reserves decreased by approximately 0.53%. The decreases in the combined measured and indicated resources were attributable to depletion of potassium from the Great Salt Lake in connection with

40	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

extraction operations of the Company and another salt producer, while the decrease in reserves was attributable to the Company’s production of SOP during that period.
Key assumptions and parameters relating to the potassium and SOP mineral resources and mineral reserves at the Ogden facility are discussed in Sections 11 and 12, respectively, of the Ogden Potassium TRS. Among them are assumptions with respect to water levels of, and the rate of ionic recharge from water inflows into, the Great Salt Lake, which affect the total amount of potassium in the Great Salt Lake.
The potassium and SOP mineral resource estimates for the Great Salt Lake were calculated for the north and south arms individually, given the difference in brine composition within these two areas. These estimates are based upon technical information and engineering data developed and maintained by local personnel at the Ogden facility, the Company’s corporate supporting resources and from work undertaken by third-party contractors and consultants on behalf of the Ogden facility. In addition, public data sourced from the Utah Geological Survey, United States Geological Survey, internal Company technical reports, previous technical studies, maps, Company letters and memoranda, and public information. The primary criteria considered for classification of the mineral resource and reserve estimates for the north and south arms of the Great Salt Lake consist of confidence in chemical results, accuracy of bathymetric data and representativeness of a relatively small number of spot samples for the entire Great Salt Lake volume.
A summary of the Ogden facility’s lithium and LCE mineral resources as of September 30, 2021 is shown in Table 5. Joseph Havasi, who is employed full-time as the Director, Natural Resources, of the Company, served as the QP and prepared the estimates of lithium and LCE mineral resources at the Ogden facility. A copy of the QP’s TRS with respect to the lithium and LCE mineral resource estimates at the Ogden facility, dated July 13, 2021, with an effective date of June 1, 2021 (the “Ogden Lithium TRS”), is filed as Exhibit 96.2 hereto.

Table 5. Ogden Facility – Summary of Lithium and LCE Mineral Resources at September 30, 2021

	September 30, 2021
Resource Area	Average Grade (mg/L)(4)	Lithium Resources (tons)(1)(2)(3)	LCE Resources (tons)(1)(2)(3)(6)
Measured Resources
Total Measured Resources	—	—	—
Indicated Resources
Great Salt Lake North Arm	51	250,000	1,330,750
Great Salt Lake South Arm(5)	25	230,000	1,224,290
Pond 96, Halite Aquifer	214	1,003	5,335
Pond 98, Halite Aquifer	221	957	5,090
Pond 113, Halite Aquifer	205	15,106	80,363
Total Indicated Resources	44	497,066	2,645,828
Measured + Indicated Resources
Great Salt Lake North Arm	51	250,000	1,330,750
Great Salt Lake South Arm(5)	25	230,000	1,224,290
Pond 96, Halite Aquifer	214	1,003	5,335
Pond 98, Halite Aquifer	221	957	5,090
Pond 113, Halite Aquifer	205	15,106	80,363
Total Measured + Indicated Resources	44	497,066	2,645,828
Inferred Resources
Pond 1b, Halite Aquifer	318	2,231	11,870
Pond 97, Halite Aquifer	212	744	3,957
Pond 114, Halite Aquifer	245	6,360	33,836
Total Inferred Resources	256	9,335	49,663
(1)Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into mineral reserves upon application of modifying factors.
(2)Mineral resources are reported as in situ for the Great Salt Lake and evaporation pond salt mass aquifers. The Great Salt Lake estimate does not include any restrictions such as recovery or environmental limitations. Pond resources incorporate specific yield which has been measured or estimated for each pond to reflect the portion of in situ brine potentially available for extraction. No other restrictions have been applied to the pond resource estimate.

41	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(3)The mineral resource estimate does not utilize an economic cut-off grade. This is due to the lake concentration being variable dependent upon lake surface elevation and the use of solar concentration ponds to increase lithium concentration in the process to levels appropriate for lithium processing. As no lithium cut-off grade has been applied, the resource estimate does not assume an effective lithium sales price.
(4)Reported lithium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.
(5)The Company does not have exclusive access to mineral resources in the lake and other existing operations, including those run by US Magnesium, Morton Salt and Cargill, also extract dissolved mineral from the lake (all in the south arm).
(6)Lithium to LCE uses a factor of 5.323 tons of LCE per ton of lithium.

The Company first estimated lithium and LCE mineral resources at the Ogden facility in June 2021. As the Company continues engineering and developing processes for the extraction of lithium and LCE from current production of other products, it expects to integrate testing and processes to monitor for depletion of the lithium and LCE resources in the future.
Key assumptions and parameters relating to the lithium and LCE mineral resources at the Ogden facility are discussed in Section 11 of the Ogden Lithium TRS. Among them is the assumption that there is a reasonable probability that the Company will be able to develop an appropriate method for extraction of lithium and LCE from the resources summarized above based on the methods used by existing Chinese operations and the ongoing development of similar technologies at numerous other lithium brine sources described in Section 10 of the Ogden Lithium TRS. Also assumed is that there are reasonable parallels to the possible means of lithium and LCE extraction from the brines of the Great Salt Lake to the operating model of Standard Lithium Ltd. described in its preliminary economic assessment of the use of direct lithium extraction technologies on oil-field brine in the Smackover Formation in Arkansas.
The lithium and LCE mineral resource estimates for the Great Salt Lake were calculated for the north and south arms individually, given the difference in brine composition within these two areas. They are based on historic data collected by the Utah Geological Survey and United States Geological Survey over an extended period for brine concentration and volume. The primary criteria considered for classification of the mineral resource estimate for the north and south arms of the Great Salt Lake consist of confidence in chemical results, accuracy of bathymetric data, dynamic interaction of surface and subsurface brines, and representativeness of a relatively small areal extent samples for the entire Great Salt Lake volume.
The lithium and LCE mineral resource estimates for Pond 1b, Pond 96, Pond 97, Pond 98, Pond 113 and Pond 114 evaluated the available information for each pond individually. In particular, brine chemistry and halite aquifer properties were sufficiently different to warrant that the resource estimate for each pond utilize different parameters. These parameters are identified within the discussion of the mineral resource estimate for the halite aquifer in each pond in Section 11 of the Ogden Lithium TRS. Lithium and LCE mineral resources within the evaporation ponds were estimated utilizing Voronoi polygonal methods. The lateral extent of each polygon was defined by bisector between drillholes, and the vertical extent of each polygon was defined by the measured halite aquifer stratigraphy. The brine volume for each polygon was determined through analysis of hydrogeologic data that characterized the specific yield of the halite aquifer. The brine assay data for lithium from each drillhole was applied to that polygon for that drillhole. There was no treatment, averaging, or cut-off applied to the brine assay data.

COTE BLANCHE MINE

The Cote Blanche mine is a production stage, underground mine that produces rock salt primarily for highway deicing customers through a series of depots located along the Mississippi and Ohio rivers (and their major tributaries) and chemical and agricultural customers in the Southern and Midwestern United States. The Cote Blanche mine is located in south-central Louisiana in the Parish of St. Mary (T15S, R7E), at the northern edge of Cote Blanche Hummoch, commonly called “Cote Blanche Island.” Maps of the Cote Blanche mine property are shown in Figures 3 and 4.

42	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 3. Cote Blanche Mine Property Location Map

NATION
ARKANSAS
MISSISSIPPI
ALABAMA
Dallas
Shreveport
LOUISIANA
Mobile
Pensacola
Panama City Beac
Houston
New Orleans
Cote Blanche Salt MIne
Galveston
Google Earth
Image Landsat / Copernicus
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
200 mi
N

43	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 4. Aerial View of Cote Blanche Island

Cote Blanche
Landing
Cote Blanche Island
Surface Lease
Canal ROWs / Ferry Landing
Cote Blanche Road
115 Ac. Mineral Exclusion
Google Earth
1 mi
N

Cote Blanche Island is situated between the Intra-Coastal Waterway and Cote Blanche Bay in the Gulf of Mexico. The Cote Blanche mine is approximately 124 miles west of New Orleans, Louisiana, and approximately 26 miles southeast of New Iberia, Louisiana, on the Gulf Coast. The approximate coordinates of the site facilities are 29˚45’4” North and 91˚43’24” West. The site is accessed by surface roads to the Cote Blanche Landing, and then by ferry boat from the Cote Blanche Landing to Cote Blanche Island. The Company accesses Cote Blanche Island via two rights-of-way with a separate private landowner group: one for the landing for the ferry boat that the Company operates and maintains; and the other for the barge canal, which is utilized for barge access to the mine. The barges are managed by contract tug boat services.
The Cote Blanche mine has a barge loading dock, administrative offices and other services-related structures. Power is supplied to the site by CLECO Power nearby power lines that are fed directly from the main power grid and there are telephone and cellular connections. Water is provided to the Cote Blanche mine by privately owned and operated wells that are on the mine site. The Cote Blanche mine is well established and has been in the community for over 50 years. The communities of New Iberia, Broussard and Lafayette, Louisiana, have the required infrastructure (shopping, emergency services, schools, etc.) to support the workforce. New Iberia is served by a small regional airport and a transcontinental railroad.
The Company leases the entirety of Cote Blanche Island from a private ownership group, except for 115 acres of the southeastern sector of the island (the “115 Acre Tract”), for a total mineral lease of 1,520 acres. The lease grants salt rights to the Company for all salt from the ground surface downward 3,000 feet, except for salt located within the 115 Acre Tract. The lease also grants surface rights in the western and southwestern sectors of Cote Blanche Island, with access rights to the mine road that extends north-south from the surface lease area to the Cote Blanche Crossing.
The lease has an effective end date of June 30, 2060, unless earlier terminated. In the event that no actual mining is being completed during any five consecutive years, the lessor has the option to cancel the lease. As lessee, the Company may exercise two options to extend the term of the lease, each for a 25-year period upon the same terms and conditions contained in the lease. The Company is required to hoist a minimum of 1,500,000 tons of salt annually in order to keep the lease in full force and effect. Under the terms of the lease, the royalty for each calendar year is equal to the Net F.O.B. Mine Sales Revenue Per Ton (as defined below), multiplied by the Applicable Royalty Rate (as defined below), multiplied by the number of tons of salt hoisted from the Cote Blanche mine in that calendar year. The “Net F.O.B. Mine Sales Revenue Per Ton” for each calendar

44	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

year is the quotient of the total bulk sales revenue (excluding any taxes) of the Company and its affiliates for salt sold from the Cote Blanche mine in bulk (in units of 1 short ton or more) (“Total Bulk Sales Revenue”) reduced for all freight in, freight out, fuel surcharge, additives, depot/warehouse storage, handling and operating costs, promotions/discounts and other costs as are properly deducted under generally accepted accounting principles in that calendar year, divided by the total number of tons sold. The number of tons of salt sold is the same number of tons used to generate the Total Bulk Sales Revenue. The “Applicable Royalty Rate” for 2014 and each succeeding calendar year is as follows: 2014, 4.7%; 2015, 4.9%; 2016, 5.1%; 2017, 5.3%; and 2018 and thereafter, 5.5%.
The lease further provides that if, on or before January 1 of 2034, 2059 or 2084 (each, a “Review Year”), the lessor or the Company determines that, in operation, the royalty provisions of the lease result in the lessor receiving more or less than 5.5% of the fair value of salt at the minehead free of all costs at that point (the “Royalty Standard”), such party shall deliver to the other party on or before January 1 of the Review Year a written statement of its reasons why the Royalty Standard is not being met, a computation of the amount that will satisfy the Royalty Standard and a proposed revision to the royalty provisions of the lease that will cause the royalty provisions to comply with the Royalty Standard. On or before January 30 of the Review Year, the other party is required to deliver to the first party a written statement of its opinion as to whether the royalty provisions as proposed comply with the Royalty Standard and a response to the first party’s statement delivered under the preceding sentence. If the parties are not in agreement, the parties are required to commence arbitration.
The lease provides that the lessor has full right to grant future oil, gas and other mineral leases, except salt, provided that each such future oil, gas and mineral lease shall expressly obligate the lessee to cooperate with the Company in the conduct of its operations in order that the purposes of both leases may be best effectuated. The lease obligates the Company to cooperate with the oil, gas and mineral lessee so as to permit drilling of oil and/or gas wells.
The Cote Blanche mine operates with a production schedule targeting approximately 2.2 million tons of salt per year. That target can vary significantly depending on the severity of winter weather conditions and the resulting market demand for road salt.
Domtar Industries, Inc. constructed the Cote Blanche mine over four years beginning in 1961 with 8-foot and 14-foot shafts and the barge loadout facility. Salt production commenced in 1966. The DG Harris Company purchased the Cote Blanche mine in 1990, which operated as Carey Salt Co. thereafter. The salt assets of The DG Harris Company were sold to IMC in 1997. IMC sold a majority of its salt operations, including the Cote Blanche mine, to Apollo Management V, L.P. through an entity called Compass Minerals Group in 2001. Following a leveraged recapitalization, the company now known as Compass Minerals International, Inc. completed an initial public offering in 2003.
Mining at the Cote Blanche mine occurs in 75-foot mining horizons at specific depths below the surface. To date, the salt dome has been mined at three levels, including the 1,300-foot level, which was mined from 1965 to 1986; the 1,100-foot level, which was mined from 1986 to 2002; and the current 1,500-foot level, which began in 1998 to and is expected to remain in operation through 2026. The Company is in the process of developing a ramp to an extension of the 1,300-foot level, for which mining is projected to start in 2022. Active mining on both the 1,300-foot level and the 1,500-foot level is anticipated to take place from 2022 to 2026. The Company’s current mine plan focuses on completion of the 1,500-foot level with future expansion to the 1,700-foot level and finally advancing to the 1,900-foot level. At this time, mining is not anticipated below the 1900-foot level.
There has been extensive historical oil and gas exploration on and adjacent to Cote Blanche Island, but the Company only has access to mapping and reports that are publically available from external subsurface exploration. While the historical data provide a strong depiction of the salt ore body, the Company has undertaken in-seam seismic and mud-rotary drilling to verify and validate salt diapir position, morphology and margin at the Cote Blanche mine. The nature of salt diapirs lends itself to a strong understanding of the homogeneity of the morphology and mineralogy of the ore body. Thus, the primary concerns within the salt diapir are understanding the margin of the diapir to support the mine plan by ensuring geotechnical stability, and mapping the localized presence of sandstone partings and seams that are encountered from time to time as well as sheer planes along margins of salt stock formations. The combination of historic data collected through externally funded and directed seismic and drilling programs for oil and gas exploration in strata surrounding the diapir, combined with Compass Minerals’ salt diapir morphology validation drilling has created a reasonably strong characterization of the definition of the salt diapir.
As the mining continues and progresses to the next deeper mining level at 1,700 feet and eventually to the 1,900-foot level, definition of the upper surface of the salt diapir is no longer necessary as mining will be below the current mining level. Therefore, mud-rotary drilling to validate the salt dome surface will no longer be necessary and instead the mining operation will continue its in-seam seismic data collection to assess the potential for potential anomalies, and as mining progresses to the outer margins of the mine plan, and verify that the lateral margins of the diapir are not within the Company’s self-determined, 400-foot setback of mineral extraction.
The Cote Blanche mine utilizes the room and pillar method of extraction. In this method, excavations (rooms) are recovered by mining and are alternated with areas of undisturbed salt (pillars) that form the necessary support for maintaining stability of the mine roof. The layout of the rooms and pillars and their respective sizes are optimized to maximize the ratio of salt extracted, relative to in situ salt, while still meeting safety and surface subsidence requirements. All levels in the current mine plan, 1,300-foot through the 1,900-foot levels, are currently mining or are planned to be operated in the same manner, with the

45	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

same mining parameters and with the same set of unit operations, altered only by the footprint of the mining of the room and pillar method as modified to reflect the constraints of the planned level and the lateral constraints of the salt dome contours of each level.
The current room and pillar layout has an extraction ratio of approximately 56% within the mined room area, but the overall extraction ratio of the property, taking into account barrier pillars and unmined zones and interruptions from oil wells among other anomalies is about 51%. Rooms are mined in a progression of two phases creating a total room height of 75 feet when completed. The rooms have a nominal width of 50 feet and are bounded by 100-foot square pillars. Variations in room and pillar dimensions are observed due to production blasting and scaling, so values are approximate. To achieve 75 feet of height, rooms are initially developed using a 30 foot top-cut (horizontal drill and blast), which is then vertically drilled and blasted (benched) an additional 45 feet, with 5 feet of sub-drilling. Loading and hauling is completed with diesel powered loading equipment and haul trucks. Development mining typically leads ahead of benching or room advance by approximately one and a half years.
The process for salt production at the Cote Blanche mine focuses on particle size reduction of the salt product. Rock salt is processed and sized by underground crushers and the mill before it is hoisted to the surface. The mill has two distinct halves: the mine run circuit and the whole mill. Only chemical quality and non-chemical quality salt can be processed through the whole mill. Ice control quality salt is processed through the mine run circuit. Once the salt has been sized accordingly, it is either stockpiled or placed directly onto a barge for transport to market. The main stockpile area allows separate piles for chemical, non-chemical, and ice control grade salt.
The Cote Blanche mine is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems. The milling and crushing facilities were constructed when the Cote Blanche mine developed the 1,500 foot level in 2001. As of September 30, 2021, the net book value for the plant, property and equipment at the Cote Blanche mine is $46,800,000, exclusive of mineral rights and the value of assets leased under operating leases.
The Cote Blanche mine has procured and is operating in compliance with required operating licenses, including permits pertaining to mineral extraction, effluent discharge and air permitting. The Company will be required to renew the current air permit at the Cote Blanche mine, which is administered by the Louisiana Department of Environmental Quality, when it expires in December 2026. Surface water discharges from the site are regulated under Louisiana Pollutant Discharge Elimination System (LPDES) permit LA0103233. The permit requires discharge monitoring for effluent flows from the three outfalls that discharge into the saline waters of the Intracoastal Waterway and Cote Blanche Bay. The State of Louisiana does not require an operating permit for the Cote Blanche mine. Air and NPDES permits are maintained by the site. The site is located in a Coastal Protection Zone and therefore any new site disturbance requires permitting by the U.S. Army Corps of Engineers and the Louisiana Office of Coastal Management. Initial operations at the site predate the Coastal Resources rules so no formal reporting is required under this process.
There are no mine closure plans for the Cote Blanche mine. Once the lease agreement terminates, the Company has six months to vacate the mine of any personal property it wishes to recover before the landownership group assumes control of the mine and either continues mining or initiates other commercial or industrial uses of the surface mine site and underground void space.
Summaries of the Cote Blanche mine’s salt mineral resources and mineral reserves as of September 30, 2021 and December 30, 2020 are shown in Tables 6 and 7, respectively. Joseph Havasi, who is employed full-time as the Director, Natural Resources, of the Company, served as the QP and prepared the estimates of salt mineral resources and mineral reserves at the Cote Blanche mine. A copy of the QP’s TRS with respect to the salt mineral resource and reserve estimates at the Cote Blanche mine, dated November 29, 2021, with an effective date of September 30, 2021 (the “Cote Blanche TRS”), is filed as Exhibit 96.3 hereto.

46	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 6. Cote Blanche Mine – Summary of Salt Mineral Resources at September 30, 2021 and December 30, 2020

	Salt Resources (tons)(1)(2)(3)(4)(5)(6)(7)
Resource Area(2)(8)	September 30, 2021	December 31, 2020
Measured Resources
1,300-Foot Level	25,491,881	25,491,881
1,500-Foot Level	16,448,712	20,494,440
Total Measured Resources	41,940,593	45,986,321
Indicated Resources
1,300-Foot Level	12,373,509	12,373,509
1,500-Foot Level	9,028,840	9,028,840
1,700-Foot Level(9)	361,584,762	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Indicated Resources	629,032,729	629,032,729
Measured + Indicated Resources
1,300-Foot Level	37,865,390	37,865,390
1,500-Foot Level	25,477,552	29,523,280
1,700-Foot Level(9)	361,584,762	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Measured + Indicated Resources	670,973,322	675,019,050
Inferred Resources
1,700-Foot Level(9)	32,915,833	32,915,833
1,900-Foot Level(9)	130,851,531	130,851,531
Total Inferred Resources	163,767,364	163,767,364
(1)Mineral resources are reported in situ. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
(2)Underground mineral resources are reported based on assumed 75-foot mining horizons, discounted for areas not accessible due to proximity to oil wells.
(3)Tonnage was calculated based on a tonnage factor of 0.0675 tons per cubic foot.
(4)Included process recovery is 94% based on production experience. Included mining recovery is approximately 56% based on the room and pillar layout.
(5)Although the actual sodium chloride grade is less than 100%, it is not considered in the resource, as the final saleable product is the in situ product, as-present after processing (i.e., the saleable product includes any impurities present in the in situ rock).
(6)A cut-off grade was not utilized for the calculation as the in situ product quality is relatively constant and saleable after processing.
(7)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data described in Section 16 of the Cote Blanche TRS. The pricing data is based on a five-year average of historical sales data for rock salt for road deicing of $61.41 per ton. Sales prices are projected to increase to approximately $706.49 per ton for rock salt for road deicing through year 2138 (the current expected end of mine life).
(8)Based on approximate areas of: 5,399,000 square feet (“ft2”) for the 1,300-foot level; 2,991,000 ft2 for the 1,500-foot level; 45,721,000 ft2 for the 1,700-foot level; 50,293,000 ft2 for the 1,900-foot level; and 104,404,000 ft2 in the aggregate.
(9)The 1,700-foot and 1,900-foot levels have been approximated using the 1,300-foot and 1,500-foot level contours, respectively, in alignment to the 400-foot contact distance restriction and site and safety constraints.

47	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 7. Cote Blanche Mine – Summary of Salt Mineral Reserves at September 30, 2021 and December 30, 2020

	Salt Reserves (tons)(1)(3)(4)(5)(6)(7)
Reserve Area(2)(8)	September 30, 2021	December 31, 2020
Proven Reserves
1,300-Foot Level	13,316,339	13,316,339
1,500-Foot Level	8,136,420	10,422,256
Total Proven Reserves	21,452,759	23,738,595
Probable Reserves
1,700-Foot Level(9)	113,853,955	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Probable Reserves	236,547,377	236,547,377
Total Reserves
1,300-Foot Level	13,316,339	13,316,339
1,500-Foot Level	8,136,420	10,422,256
1,700-Foot Level(9)	113,853,955	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Reserves	258,000,136	260,285,972
(1)Ore reserves are as recovered, saleable product.
(2)Underground mineral reserves are reported based on assumed 75-foot mining horizons, discounted for areas not accessible due to proximity to oil wells.
(3)Tonnage was calculated based on a tonnage factor of 0.0675 tons per cubic foot.
(4)Included process recovery is 94% based on production experience. Included mining recovery is approximately 56% based on the room and pillar layout.
(5)Although the actual sodium chloride grade is less than 100%, it is not considered in the reserve, as the final saleable product is the in situ product, as-present (i.e., the saleable product includes any impurities present in the in situ rock).
(6)A cut-off grade was not utilized for the calculation as the in situ product quality is relatively constant and saleable after processing.
(7)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data described in Section 16 of the Cote Blanche TRS. The pricing data is based on a five-year average of historical sales data for rock salt for road deicing of $61.41 per ton. Sales prices are projected to increase to approximately $706.49 per ton for rock salt for road deicing through year 2138 (the current expected end of mine life).
(8)Based on approximate areas of: 5,399,000 ft2 for the 1,300-foot level; 2,991,000 ft2 for the 1,500-foot level; 45,721,000 ft2 for the 1,700-foot level; 50,293,000 ft2 for the 1,900-foot level; and 104,404,000 ft2 in the aggregate.
(9)The 1,700-foot and 1,900-foot levels have been approximated using the 1,300-foot and 1,500-foot level contours, respectively, in alignment to the 400-foot contact distance restriction and site and safety constraints.

From December 31, 2020 to September 30, 2021, combined measured and indicated resources at the Cote Blanche mine decreased by approximately 0.35% and total reserves decreased by approximately 0.88%. The decreases in salt resources and reserves were attributable to depletion of salt in connection with extraction operations of the Company.
Key assumptions and parameters relating to the salt mineral resources and mineral reserves at the Cote Blanche mine are discussed in Sections 11 and 12, respectively, of the Cote Blanche TRS. Among them are assumptions with respect to the continuity and homogeneity of the salt diapir.
The following classification has been applied to the Cote Blanche mine resource estimate:
•Inferred Mineral Resources: Volumes are defined as inferred mineral resources within a distance buffer of 400 feet from the proposed edge of the dome (defined from seismic surveys).
•Indicated Mineral Resources: Contiguous volumes of rock salt which lie between the current working faces and a buffer distance of 400 feet from the proposed edge of the dome on each level.
•Measured Mineral Resources: Contiguous volumes of rock salt mineralization informed from confirmation of geological continuity due to mapping, and sampling information to confirm salt quality.
With respect to the conversion of measured and indicated mineral resources to mineral reserves, the Company has developed mine plans and polygons for each of the various levels utilizing model data and software packages described in Section 12 of the Cote Blanche TRS and mapped into the contours of the various levels of the salt dome – these current plans define the mine.
In terms of economic factors, the recovery of the resource is governed primarily by the floor price of the salt as discussed in Section 19, Economic Analysis, and not by any grade cut-off for salt quality. In general, it is assumed that any ton of salt mined from Cote Blanche Mine is a saleable product and that economic impacts result from market influences and not resource constraints.

48	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

GODERICH MINE

The Goderich mine is a production stage, underground mine that produces rock salt primarily for highway use and as feed product for other uses. The Goderich mine is located in southwestern Ontario, Canada, on the eastern shore of Lake Huron. The Goderich mine is located west of the town of Goderich, Ontario, on an isthmus in the mouth of the Maitland River, as it enters Lake Huron. Maps of the Goderich mine property are shown in Figures 5 and 6.

Figure 5. Goderich Mine Property Location Map

49	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 6. Lease and Mine Map: Goderich Mine

Goderich Mine
Town of Goderich
Mineral Lease 107377
25
31
21
8
Google Earth
Image © 2021 CNES / Airbus
Image NOAA
3 mi
N

The Goderich mine is approximately 60 miles northwest of London, Ontario, and 120 miles west of Toronto, Ontario. Its approximate coordinates are 43˚ 44’ 50” North and 81˚ 43’ 30” West. Access to the Goderich mine is considered excellent. The town of Goderich has established infrastructure for both mining and exporting salt and can be accessed via regional highways from Toronto from the east (2.5 hours). The triangular-shaped mine site is surrounded by the lake on three sides and the Maitland River on the north side. Goderich Harbor and the Goderich mine site are accessed via North Harbor Road, a municipally owned and maintained road that connects the harbor area to Highway 21. The Goderich mine is connected to local power, water, natural gas and sewage infrastructure. Primary logistics for transporting mined product include the rail siding at the mine site and direct loading into ships or barges in Goderich Harbor. The town of Goderich provides all necessary resources for the Goderich mine, with a ready labor supply, housing, hotels, food and all other typical facilities. The close proximity to rail, port and roads provides easy access for all logistical needs. Commercial air travel is available from London, Ontario, Toronto, Ontario, and Detroit, Michigan, all of which are in relative proximity to the site.
The Goderich mine site is located on 16.3 acres of Company-owned land (PIN 41369-0004) on a man-made peninsula consisting of several large buildings and silos associated with mining and material handling, a ship loading facility and three shafts. The Company actively mines salt west of its owned land under Salt Mining Lease No. 107377, dated November 9, 2001, with the Ontario Ministry of Energy, Northern Development and Mines, comprising approximately 13,195 acres. The lease has a 21-year term expiring on May 31, 2022. The Company has an option to renew the lease for an additional 21 years, until 2043, so long the Company can demonstrate that the Goderich mine’s useful life extends through the 21-year renewal term, which the Company expects to exercise in 2022. The only material payments associated with the lease are royalties on the salt produced. The current royalty rate paid is $1.05 per ton.
The Goderich mine is the largest underground rock salt mine in the world. Based on the proposed mine layout and using a 6.5 million tons per annum average production run rate assumption, the Goderich mine has a current mine life of approximately 72 years, assuming the Company is able to successfully negotiate an extension of the lease following the expiration of the 21-year renewal term in 2043, which the Company currently expects.

50	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Salt production began in Goderich, Ontario, in 1867 by Sifto Canada (“Sifto”) after an unsuccessful search for oil uncovered a vast bed of rock salt. Sifto used basic solution mining and evaporation, now known as mechanical evaporation, to begin the nearby Goderich plant.
In 1956, Sifto received approval to operate an underground salt mine while under the ownership of Dominion Tar and Chemical Company Ltd. Initial drilling at the Goderich mine started in 1955 with the sinking of the first shaft beginning in 1957. The Goderich mine started production upon the completion of the first shaft in 1959. Additional increases in production were enabled after a second mine shaft and a third mine shaft were completed in 1962 and 1982, respectively. In 1990, Domtar Chemicals Limited (previously known as Dominion Tar and Chemical Company Ltd.) sold Sifto to the North American Salt Company, a subsidiary of D.G. Harris & Associates. In 1993, D.G. Harris & Associates founded Harris Chemical Group as a holding company for salt operations, which was acquired by IMC in 1997. IMC sold a majority of its salt operations, including the Goderich mine, to Apollo Management V, L.P. through an entity called Compass Minerals Group in 2001. Following a leveraged recapitalization, the company now known as Compass Minerals International, Inc. completed an initial public offering in 2003.
The Goderich mine’s underground infrastructure is situated in the A-2 salt bed approximately 1,750 feet to 1,760 feet below the surface at the mine shafts’ location. The A-2 salt bed in the shaft area is approximately 79 feet thick. The regional stratigraphic sequence is well understood from many wells drilled across the basin and locally in the Goderich, Ontario, area. The salt strata are highly continuous over the basin, and most of the major salt units can be traced for hundreds of miles. On a local scale, the continuity of the salt beds can be impacted by the presence of pinnacle reefs, displacement by faults, or the local leaching of salt. The Company can use various tools to characterize geological conditions in nearby areas to assess the possibility of encountering these local ground conditions at the mine. Accordingly, the Company has engaged third parties to conduct in-seam seismic surveys and, more recently, has begun use of ground penetrating radar to identify disturbances in salt continuity and the thickness of the A-2 salt bed in development.
The Goderich mine progresses development of main entries in advance of bench mining. The subsequent benches achieve the remainder of the 60-foot room height for room production. Development and bench mining progress at an approximate 40:60 ratio in terms of area of advance in the mine plan and are part of the production process. As needed, underground rooms for facility support functions have been and will be developed in excavated areas of the mine. This includes development of shaft areas on each level for hoist equipment, design, planning and development of ramp structures from one level to the subsequent, lower level as required, installation of underground work facilities such as maintenance shops and storage rooms. As mining progresses, development also encompasses the design, placement, repair and maintenance of support infrastructure such as crushers, screens and other plant in support of mining. All portions of mine development within the A-2 salt are planned to be operated in the same manner and mining method, with the same mining parameters with the same set of unit operations.
The general method of mining employed at the Goderich mine is known as room and pillar mining. Beginning in 2012 and 2013, the Company advanced the Goderich mine to mechanized room and pillar mining as continuous miners (each a “CM”) replaced the previous under-cutter/over-cutter equipment and drilling and blasting sequence in the development areas of the mine. By 2017, the Company was engaged in continuous mining of the entire 60-foot face of the mined rooms in multiple lifts with a goal of improving efficiency, reducing costs and reducing the amount of diesel equipment utilized underground, thus largely eliminating the use of drilling and blasting at the Goderich mine. The Company continues to upgrade its CM fleet at the Goderich mine.
Certain mining units at the Goderich mine are equipped with both a CM and a flexible conveyor train (“FCT”), a dynamic move-up unit and a belt storage unit. On these mining units, the CM cuts the salt directly from the face and discharges it into a hopper on the end of the FCT. From the FCT, the rock salt is offloaded to the main underground belt conveyance system where it is then transported to the underground crushers and the mill. Other mining units are also equipped with a CM, but are supported with rubber-tired haulage equipment to transfer salt. Salt mined from these CMs is transferred from the face by rubber-tired haulage to a centralized dump point with a crusher and then follows the same process as the other units once the salt is put onto the underground conveyance system. Rock salt is processed and sized at the underground crushers and the mill before being hoisted to the surface. Salt is stockpiled at the surface in domes. The salt is then distributed to depots, packaging facilities and customers via ship (approximately 80%), and rail car and truck (approximately 20%). The net book value for the plant, property and equipment at the Goderich mine is $246,200,000, exclusive of mineral rights and the value of assets leased under operating leases.
The Goderich mine has procured and is operating in compliance with all required operating licenses, including permits pertaining to mineral extraction, effluent discharge and air permitting. The Ontario Ministry of Energy, Northern Development and Mines regulates closure for the Goderich mine. The most recent closure plan was approved by the ministry in 2012, and is in process of being amended as of September 30, 2021. Long-term cleanup of the site will essentially include demolishing surface facilities, removal of surface infrastructure and restoring a natural alvar ecological community on the surface, flooding of the workings, and decommissioning (plugging). The Goderich mine operates under two air permits issued by the Ontario Ministry of Environment, Conservation and Parks, one for the lab (8-1131-96-007), and the other for the garage for welding exhaust (5522-78NUN2). Site drainage into Snug Harbour and the Maitland River is permitted pursuant to Certificate of

51	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Approval 2342-7ULQEU and Environmental Compliance Approval 1236-8YGK8A, respectively, issued by the Ontario Ministry of Environment, Conservation and Parks.
Summaries of the Goderich mine’s salt mineral resources and mineral reserves as of September 30, 2021 and December 30, 2020 are shown in Tables 8 and 9, respectively. Joseph Havasi, who is employed full-time as the Director, Natural Resources, of the Company, served as the QP and prepared the estimates of salt mineral resources and mineral reserves at the Goderich mine. A copy of the QP’s TRS with respect to the salt mineral resource and reserve estimates at the Goderich mine, dated November 29, 2021, with an effective date of September 30, 2021 (the “Goderich TRS”), is filed as Exhibit 96.4 hereto.

Table 8. Goderich Mine – Summary of Salt Mineral Resources at September 30, 2021 and December 30, 2020

	Salt Resources (tons)(1)(2)(4)(5)(6)(7)(8)
Resource Area(3)(9)	September 30, 2021	December 31, 2020
Measured Resources	—	—
Indicated Resources	1,485,710,000	1,503,121,000
Measured + Indicated Resources	1,485,710,000	1,503,121,000
Inferred Resources	148,200,000	148,200,000
(1)Mineral resources are reported in situ. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves upon application of modifying factors.
(2)All figures have been rounded to reflect the relative accuracy of the estimates.
(3)Underground mineral resources are reported based on an expected representative A-2 salt bed thickness of 82 feet.
(4)Tonnage was calculated based on a tonnage factor of 0.0675 tons per cubic foot.
(5)Included process recovery is 97.5% based on production experience. Included mining recovery is approximately 38.7% based on the room and pillar mine plan.
(6)Although the actual sodium chloride grade is less than 100%, it is not considered in the resource, as the final saleable product is the in situ product, as-present after processing (i.e., the saleable product includes any impurities present in the in situ rock).
(7)A cut-off grade was not utilized for the calculation as the in situ product quality is relatively constant and saleable after processing.
(8)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt and are based on pricing data described in Section 16 of the Goderich TRS. The pricing data is based on a five-year average of historical sales data for rock salt for road deicing of $60.58 per ton. Sales prices are projected to increase to approximately $295.60 per ton for rock salt for road deicing through year 2094 (the current expected end of mine life).
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

Table 9. Goderich Mine – Summary of Salt Mineral Reserves at September 30, 2021 and December 30, 2020

	Salt Reserves (tons)(1)(2)(3)(4)(5)(6)(7)(8)
Reserve Area(3)(9)	September 30, 2021	December 31, 2020
Proven Reserves	—	—
Probable Reserves	470,030,000	476,768,000
Total Reserves	470,030,000	476,768,000
(1)Ore reserves are as recovered, saleable product.
(2)All figures have been rounded to reflect the relative accuracy of the estimates.
(3)Reserve volume assumes a mining thickness of 18 meters (approximately 60 feet) production, 8.5 meters (approximately 28 feet) mains.
(4)Tonnage was calculated based on a tonnage factor of 0.0675 tons per cubic foot.
(5)Included process recovery is 97.5% based on production experience. Included mining recovery is approximately 38.7% based on the room and pillar mine plan.
(6)Although the actual sodium chloride grade is less than 100%, it is not considered in the reserve, as the final saleable product is the in situ product, as-present after processing (i.e., the saleable product includes any impurities present in the in situ rock).
(7)A cut-off grade was not utilized for the calculation as the in situ product quality is relatively constant and saleable after processing.
(8)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt and are based on pricing data described in Section 16 of the Goderich TRS. The pricing data is based on a five-year average of historical sales data for rock salt for road deicing of $60.58 per ton. Sales prices are projected to increase to approximately $295.60 per ton for rock salt for road deicing through year 2094 (the current expected end of mine life).
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

From December 31, 2020 to September 30, 2021, combined measured and indicated resources at the Goderich mine decreased by approximately 0.6% and total reserves decreased by approximately 1.4%. The decreases in salt resources and reserves were attributable to depletion of salt in connection with extraction operations of the Company.
Key assumptions and parameters relating to the salt mineral resources and mineral reserves at the Goderich mine are discussed in Sections 11 and 12, respectively, of the Goderich TRS. Among them are assumptions with respect to the continuity and homogeneity of the rock salt mineralization over the mined area.

52	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following classification has been applied to the Goderich mine resource estimate:
•Inferred Mineral Resources: At the Goderich mine, contiguous volumes of mineralization are informed by existing mining history. The confidence in local geological continuity is however, impacted by the potential for localized pinnacle reef intrusions (south central area of lease) and/or the possible presence of faults which may have displaced the A-2 sequence by as much 50 to 100 feet (northeast part of lease).
•Indicated Mineral Resources: These volumes are informed by the existing mining history and historical core boreholes with expected A-2 salt thicknesses but include the existing lease area, the pillars, roof, and floor of mined areas with the potential of extraction during retreat or by solution and all other mining in the A-2 mine area.
With respect to the conversion of measured and indicated mineral resources to mineral reserves, the Company has developed mine plans and polygons for the A-2 salt bed utilizing model data and software packages described in Sections 11 and 12 of the Goderich TRS and mapped into the limits of existing mining and current leasing – these current plans define the mine.
In terms of economic factors, the recovery of the resource is governed primarily by the floor price of the salt as discussed in Section 19, Economic Analysis, and not by any grade cut-off for salt quality. In general, it is assumed that any ton of salt mined from the Goderich mine is a saleable product and that economic impacts result from market influences and not resource constraints.

INTERNAL CONTROLS DISCLOSURE

The modeling and analysis of the Company’s resources and reserves has been developed by Company mine personnel and reviewed by several levels of internal management, including the QP. The development of such resources and reserves estimates, including related assumptions, was a collaborative effort between the QP and Company staff. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in resource and reserve analysis and modeling.
When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The QP and Company management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QP.
Estimations and assumptions were developed independently for each significant mineral location. All estimates require a combination of historical data and key assumptions and parameters. When possible, resources and data from generally accepted industry sources, such as governmental resource agencies, were used to develop these estimations.
The Company’s salt-producing locations do not utilize exploration in the development of their assumptions around mineral resources or reserves. The mineral deposits are restricted in access by bodies of water, and industry techniques used for geological exploration for other types of mineral deposits, specifically drilling, are degradational to the salt ore being assessed. Given the nature of the salt mineral, this limitation impedes the validation of mineral resources and reserves using drilling. Accordingly, geophysical techniques are utilized at both Goderich and Cote Blanche to assist in mine planning, and to verify that there are no obstructions ahead of advancement of the mine in the form of geological anomalies or structural features, such as faults that could affect future mining. In conducting these geophysical campaigns, including in-seam seismic and ground penetrating radar technologies, the Company is able to identify the continuity of ore-body ahead of mining.
Geographical modeling and mine planning efforts serve as a base assumption for resource estimates at each significant salt-producing location. These outputs have been prepared by both Company personnel and third-party consultants, and the methodology is compared to industry best practices. Mine planning decisions, such as mining height, execution of mining and ground control, are determined and agreed upon by Company management. Management adjusts forward-looking models by reference to historic mining results, including by reviewing performance versus predicted levels of production from the mineral deposit, and if necessary, re-evaluating mining methodologies if production outcomes were not realized as predicted. Ongoing mining and interrogation of the mineral deposit, coupled with product quality validation pursuant to industry best practices and customer expectations, provides further empirical evidence as to the homogeneity, continuity and characteristics of the mineral resource. Ongoing quality validation of production also provides a means to monitor for any potential changes in ore-body quality. Also, ongoing monitoring of ground conditions within the mine, surveying for evidence of subsidence and other visible signs of deterioration that may signal the need to re-evaluate rock mechanics and structure of the mine ultimately inform extraction ratios and mine design, which underpin mineral reserve estimates.
For the mass load estimations in the Great Salt Lake brine, the Utah Geological Survey (“UGS”) as of September 2020 (water samples across five locations) and United States Geological Survey bathymetry data from 2000 (sonar sampling) were used as the basis for the modeling of sodium, magnesium, potassium and lithium mass loads, the critical ions of interest. Key data from the common sampling points were compared to confirm data correlated. Because these reports are independently produced, undergo inter-agency review, and their key data points correlate, no further evaluation of sampling methods or quality control were reviewed by Company management or the QP. In addition, the Company conducted its own sampling at UGS sample locations to further define and integrate current lithium mass load definition with a lithium dataset that was

53	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

discontinued in the 1990s. The Company also collected potassium and other ion data during this campaign in order to relate ion relationships and ratios in its modelling as well. These data were derived from samples collected by the QP in hermetically sealed samples containers, sent to an external laboratory under chain of custody, analyzed by an accredited laboratory for metals analysis, and the data were reviewed and validated by SRK Consulting. Review of the data derived from the Company’s sampling campaign revealed that the data were of sufficient quality to integrate in to the historic UGS data set for further mass load modelling.
The QP is satisfied that the hydrological/chemical model for the Great Salt Lake reflects the current hydrological and chemical information and knowledge. The mineral resource model is informed by brine sampling data spanning approximately 55 years and recent bathymetry data. Continuity of the resource is not a concern, as the lake is a visible, continuous body. The Company’s experience in extracting potassium and other salts from the Great Salt Lake for over 50 years under dynamic conditions, such as changing lake elevations and ion concentrations, lends confidence regarding the ability to operate under varying conditions, utilizing ion concentrations as a tool to monitor reserve estimates and make operational decisions.
Management also assesses risks inherent in mineral resource and reserve estimates, such as the accuracy of geophysical data that is used to support mine planning, identify hazards and inform operations of the presence of mineable deposits. Also, management is aware of risks associated with potential gaps in assessing the completeness of mineral extraction licenses, entitlements or rights, or changes in laws or regulations that could directly impact the ability to assess mineral resources and reserves or impact production levels. Risks inherent in overestimated reserves can impact financial performance when revealed, such as changes in amortizations that are based on life of mine estimates.

OTHER PROPERTIES

The Company packages its Salt segment products at three additional Company-owned and operated facilities located in Illinois, Minnesota and New York. The Company estimates that its annual combined packaging capacity at these three facilities is 275,000 tons. This packaging capacity is based on the Company’s estimate of the tons that can be packaged at these facilities assuming a normal amount of scheduled down-time and operation of its facilities under normal working conditions, including staffing levels. The Company has the capability to significantly increase its annual packaging capacity by increasing its staffing levels in response to demand, which would require incremental labor and other costs.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in the legal proceedings described in Part II, Item 8, Note 9 and Part II, Item 8, Note 12 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition.

54	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 4.    MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

Information about our Executive Officers
Below is information about each person who was or is an executive officer as of September 30, 2021, and as of the date of the filing of this report. The table sets forth each person’s name, position and age as of the date of the filing of this report.

Name	Age	Position
Kevin S. Crutchfield	60	President and Chief Executive Officer and Director
James D. Standen	46	Chief Financial Officer
Mary L. Frontczak	55	Chief Legal and Administrative Officer and Corporate Secretary
George J. Schuller	58	Chief Operations Officer
S. Bradley Griffith	53	Former Chief Commercial Officer

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

S. Bradley Griffith, Former Chief Commercial Officer, departed Compass Minerals in October 2021. He joined Compass Minerals in August 2016 and assumed the role of Chief Commercial Officer in July 2019. Prior to this position, Mr. Griffith served as the Company’s Senior Vice President, Plant Nutrition from August 2016 to July 2019. Before joining Compass Minerals, Mr. Griffith spent eight years working at Monsanto Company, a global provider of agricultural products. While at Monsanto, he held various positions, including Vice President, Global Strategic Accounts, Vice President, Global Microbials and Vice President, Western Business Unit (USA Row Crops). Prior to Monsanto, Mr. Griffith held a number of pharmaceutical and medical sales roles, most recently at Sanofi.

55	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK DATA

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP.

HOLDERS

On November 24, 2021, the number of holders of record of our common stock was 201.

DIVIDEND POLICY

We intend to pay quarterly cash dividends on our common stock. On November 14, 2021, the Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s outstanding common stock, a decrease of 80% from the quarterly cash dividends paid in 2021 of $0.72 per share. The dividend will be paid on December 20, 2021, to stockholders of record as of the close of business on December 10, 2021. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, capital allocation strategy, restrictions in our debt agreements and other factors our Board of Directors deems relevant.

ITEM 6.    RESERVED

Part II, Item 6 is no longer required as the SEC has adopted certain amendments to Regulation S-K that eliminate Item 301 of Regulation S-K.

56	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our Salt segment products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Our Plant Nutrition segment is the leading producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf. As of September 30, 2021, we operate 12 production and packaging facilities (excluding 3 production facilities in South America that are part of our discontinued operations) with more than 1,900 personnel throughout the U.S., Canada and the U.K (excluding personnel in South America that are part of our discontinued operations), including:
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
We concluded that certain of our assets met the criteria for classification as held for sale and discontinued operations in the first quarter of 2021, as discussed further in the “Discontinued Operations” section below. As a result, we are presenting two reportable segments, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment) in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Item 8, Note 13 to the Consolidated Financial Statements for more information. Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.
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
Our Plant Nutrition segment produces and markets SOP products in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+.
We focus on building intrinsic value by growing our earnings before interest, taxes, depreciation and amortization (“EBITDA”) and by improving our asset quality. We can employ our operating cash flow and other sources of liquidity to pay dividends, re-invest in our business, pay down debt and make acquisitions.

Discontinued Operations
During fiscal 2020, we initiated an evaluation of the strategic fit of certain of our businesses. On February 16, 2021, we announced our plan to restructure our former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including our chemicals and specialty plant nutrition businesses along with our equity method investment in Fermavi. Concurrently, to optimize our asset base in North America, we evaluated the strategic fit of our North America micronutrient product business. On March 16, 2021, our Board of Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi and our North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing our leverage and enabling increased focus on optimizing our core businesses.
As described further in Item 8, Note 1 and Note 3 to the Consolidated Financial Statements, on March 23, 2021, April 7, 2021 and June 28, 2021, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our North America micronutrient business and our Fermavi investment, respectively. The South America specialty plant nutrition business sale closed on July 1, 2021, the North America micronutrient sale closed on May 4, 2021, and the sale of our Fermavi investment closed on August 20, 2021. We continue to actively pursue the sale of the South America chemicals business, and we believe this sale is probable to occur within the next twelve months.
We believe there is a single disposal plan representing a strategic shift that will have a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. GAAP. Accordingly, current and noncurrent assets and liabilities of the

57	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented.

Change in Fiscal Year
On June 23, 2021, our Board of Directors approved a change in our fiscal year end from December 31 to September 30. As a result, our results of operations, cash flows and all transactions impacting shareholders equity presented in this Transition Report on Form 10-KT are for the nine months ended September 30, 2021 and our fiscal years 2020 and 2019 are for the twelve months ended December 31, 2020 and December 31, 2019, unless otherwise noted. As such, our fiscal year 2021, or fiscal 2021, refers to the period from January 1, 2021 to September 30, 2021. This Transition Report on Form 10-KT also includes an unaudited consolidated statement of operations for the comparable stub period of January 1, 2020 to September 30, 2020; see Item 8, Note 18 to the Consolidated Financial Statements for additional information. The discussion below provides a comparison for (1) the nine-month transition period ended September 30, 2021 to the nine-month stub period ended September 30, 2020 and (2) our fiscal year ended December 31, 2020 to our fiscal year ended December 31, 2019. All information for the nine-month period ended September 30, 2020 is unaudited.

Consolidated Results of Operations
* Refer to “—Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-U.S. GAAP measure.

CONSOLIDATED RESULTS COMMENTARY: Nine Months Ended September 30, 2020 – Nine Months Ended September 30, 2021

•Total sales increased $140.9 million, due to increases in both the Salt and Plant Nutrition segments.
•Operating earnings increased 5%, or $4.1 million, due to higher operating earnings in our Salt segment, which was partially offset by lower Plant Nutrition segment earnings and higher corporate expenses.
•Diluted earnings per share decreased 27%, or $0.21.
•EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 4%, or $6.0 million.

58	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED RESULTS COMMENTARY: Fiscal Year Ended December 31, 2019 – Fiscal Year Ended December 31, 2020

•Total sales decreased $80.2 million, due to a decrease in the Salt segment, partially offset by an increase in the Plant Nutrition segment.
•Operating earnings decreased 14%, or $16.6 million, due to lower operating earnings in our Salt and Plant Nutrition segments and higher corporate expense.
•Diluted earnings per share increased 5%, or $0.06.
•Adjusted EBITDA* decreased 5%, or $13.1 million.

GROSS PROFIT & GROSS MARGIN COMMENTARY: Nine Months Ended September 30, 2020 – Nine Months Ended September 30, 2021

Gross Profit: Increased 6%, or $10.4 million; Gross Margin decreased 2 percentage points from 23% to 21%
•Salt segment gross profit increased $17.5 million primarily due to higher sales volumes, which were partially offset by lower average sales prices (see “—Operating Segment Performance—Salt” for additional information).
•Gross profit for the Plant Nutrition segment decreased $7.6 million due to higher per-unit product costs, which was partially offset by higher sales volumes and average sales prices (see “—Operating Segment Performance—Plant Nutrition” for additional information).

59	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

GROSS PROFIT & GROSS MARGIN COMMENTARY: Fiscal Year Ended December 31, 2019 – Fiscal Year Ended December 31, 2020

Gross Profit: Decreased 5%, or $12.7 million; Gross Margin increased 1 percentage point to 22% from 21%
•Salt segment gross profit decreased $8.7 million primarily due to lower sales volumes, which were partially offset by higher average sales prices and lower logistics costs (see “—Operating Segment Performance—Salt” for additional information).
•Plant Nutrition segment gross profit decreased $4.7 million due to lower average sales prices and higher product costs primarily due to feedstock inconsistency and unplanned downtime at our Ogden facility (see “—Operating Segment Performance—Plant Nutrition” for additional information).

OTHER EXPENSES AND INCOME COMMENTARY: Nine Months Ended September 30, 2020 – Nine Months Ended September 30, 2021

SG&A: Increased $6.3 million; Decreased 1.3 percentage points as a percentage of sales to 11.1% from 12.4%
•The increase in SG&A expense was primarily due to higher corporate professional services expense and costs incurred related to our lithium resource assessment.

Interest Expense: Decreased $2.9 million to $44.3 million
•The decrease was primarily due to lower debt levels due to payments made on our credit agreement.

Gain on Foreign Exchange: Decreased $10.2 million from a gain of $10.8 million to a gain of $0.6 million in fiscal 2021
•The decrease of $10.2 million was due primarily to changes in foreign currency exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Other Expense, Net: Decreased $0.1 million from expense of $0.3 million to expense of $0.2 million
•The decrease in other expense, net is primarily due to our loss on our equity investment in 2021, which was partially offset by fees related to our U.S. securitization facility in 2020 and higher interest income in fiscal 2021.

Income Tax Expense from Continuing Operations: Increased $3.9 million to $14.2 million
•Income tax expense increased by $3.9 million and our effective tax rate increased from 27% in fiscal 2020 to 40% in fiscal 2021 due primarily to valuation allowances on state income tax credits and state excess interest expense deferred tax assets and remeasurement of deferred taxes due to the tax rate increase in the UK.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes, global intangible low-taxed income (“GILTI”) and interest expense recognition differences for tax and financial reporting purposes. Our fiscal 2021 income tax provision also included base erosion anti-abuse tax (“BEAT”).

Net (Loss) Earnings from Discontinued Operations: Decreased $241.3 million to $(234.2) million
•The net loss from discontinued operations includes losses of $189.0 million and $20.8 million recognized from the sale of the South America specialty nutrition business and our investment in Fermavi, respectively, including the realization of the currency translation adjustment (“CTA”) which had accumulated due to the significant weakening of the Brazilian real. An impairment loss, as required by U.S. GAAP, of approximately $90.2 million also negatively

60	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

impacted earnings from discontinued operations due to a change in fair value less estimated costs to sell our South America chemicals business, which also considers the CTA related to this business. These losses were partially offset by a gain recognized for the sale of a component of the North America product micronutrient business in May 2021 of $30.6 million.
•Our operating earnings for our South America chemicals and specialty plant nutrition businesses decreased by $3.1 million and the North America micronutrient product business improved by $0.7 million. The improvements in our South America businesses were due to lower sales volumes, which were partially offset by higher average sales prices. The North America micronutrient product business increased primarily due to higher sales volumes, which were partially offset by lower average sales prices and the write off of the remaining inventory that was not included in the sale of the business.

OTHER EXPENSES AND INCOME COMMENTARY: Fiscal Year Ended December 31, 2019 – Fiscal Year Ended December 31, 2020

SG&A: Increased $3.9 million; Increased 1.2 percentage points as a percentage of sales to 11.6% from 10.4%
•The increase in SG&A expense was primarily due to higher corporate incentive compensation and higher corporate depreciation expense, partially offset by lower travel expenses due to COVID-19.

Interest Expense: Increased $4.4 million to $62.7 million
•The increase was primarily due to an increase in interest rates due to the refinancing of our debt in the fourth quarter of fiscal 2019, which was partially offset by lower debt levels.

(Gain) loss on Foreign Exchange: Improved $16.4 million from a loss of $11.8 million in fiscal 2019 to a gain of ($4.6) in fiscal 2020
•The improvement of $16.4 million was due primarily to changes in foreign currency exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Other, Net: Increased $0.3 million from expense of $0.1 million to expense of $0.4 million
•The increase in other, net is primarily due to fees related to our U.S. securitization facility and lower interest income in fiscal 2020.

Income Tax Expense from Continuing Operations: Decreased $7.2 million to $1.9 million
•Income tax expense and our income tax rate decreased in fiscal 2020 due to the release of domestic tax reserves in fiscal 2020.
•Our effective tax rate decreased from 18% in fiscal 2019 to 4% in fiscal 2020. Our effective tax rate in fiscal 2020 was impacted by the release of domestic tax reserves due to statute expirations.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes, GILTI and interest expense recognition differences for tax and financial reporting purposes.

Net Earnings from Discontinued Operations: Unchanged at $20.5 million
•Operating earnings for the Brazil businesses increased $0.3 million from fiscal 2019 due to higher sales volumes and improved chemical margins due to production efficiencies, which were mostly offset by the weaker Brazilian reais and higher SG&A costs in local currency due to incentive compensation and professional services.
•Operating earnings for our North America micronutrient product business increased by $4.1 million due to higher sales volumes and lower SG&A expenses in the current period.
•These increases were offset by other non-operating expenses in fiscal 2020 in Brazil.

OPERATING SEGMENT PERFORMANCE

The following financial results represent consolidated financial information with respect to sales from our Salt and Plant Nutrition segments for the nine months ended September 30, 2021 and September 30, 2020 and the fiscal years ended December 31, 2020 and 2019. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.
The results of operations of the consolidated records management business and other incidental revenues include sales of $8.7 million, $10.1 million and $9.7 million for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

61	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SALT SEGMENT RESULTS

	Nine Months Ended		Fiscal Year Ended
	September 30, 2021	September 30, 2020	December 31, 2020	December 31, 2019
Salt Sales (in millions)	$671.1	$550.9	$779.4	$889.5
Salt Operating Earnings (in millions)	$133.2	$116.5	$161.0	$167.2
Salt Sales Volumes (thousands of tons)
Highway deicing	7,091	5,330	7,534	8,748
Consumer and industrial	1,419	1,327	1,906	2,175
Total tons sold	8,510	6,657	9,440	10,923
Average Salt Sales Price (per ton)
Highway deicing	$62.08	$64.41	$62.89	$62.36
Consumer and industrial	$162.78	$156.42	$160.33	$158.09
Combined	$78.87	$82.75	$82.56	$81.43
SALT SEGMENT RESULTS COMMENTARY: Nine Months Ended September 30, 2020 – Nine Months Ended September 30, 2021

•Salt sales increased 22%, or $120.2 million, due to higher Salt sales volumes, which was partially offset by lower average sales prices.
•Salt sales volumes increased 28%, or 1,853,000 tons, and contributed approximately $128 million to the increase in sales. Highway deicing sales volumes increased 33% primarily as a result of an increase in winter weather activity in February 2021 in the U.S. and the first quarter of 2021 in the U.K. Consumer and industrial sales volumes increased 7% due to an increase in both deicing sales volumes and non-deicing volumes primarily due to an increase in winter weather events and the impact of the COVID-19 pandemic in the prior period.
•Salt average sales price decreased 5% and partially offset the increase in sales by approximately $8 million due to lower highway average sales prices.
•Highway deicing average sales prices decreased 4%, due to lower North American highway deicing contract prices for the 2020-2021 winter season. Consumer and industrial average sales prices increased 4% due to product sales mix and price increases.
•Salt operating earnings increased 14%, or $16.7 million, due to higher highway deicing sales volumes. The increase in operating earnings was partially offset by lower average sales prices and higher per-unit product costs at our consumer and industrial facilities primarily due to lower production volumes and inflationary pressure on certain raw materials and packaging.

SALT SEGMENT RESULTS COMMENTARY: Fiscal Year Ended December 31, 2019 – Fiscal Year Ended December 31, 2020

•Salt sales decreased 12%, or $110.0 million, due to lower Salt sales volumes, which was partially offset by higher average sales prices.
•Salt sales volumes decreased 14%, or 1,483,000 tons, and contributed approximately $118 million to the decrease in sales. Highway deicing sales volumes decreased 14% as a result of mild weather in North America and the U.K. when compared to fiscal 2019, which was partially offset by higher sales volumes to our chemical customers. Consumer and industrial sales volumes decreased 12% due to lower sales of deicing products due to the mild weather in fiscal 2020 and lower non-deicing sales volumes primarily due to COVID-19.
•Salt average sales price increased 1% and partially offset the decrease in sales by approximately $8 million due to slightly higher average sales prices.
•Highway deicing average sales prices increased 1%, reflecting higher prices realized in the first half of the year from higher North American highway deicing contract prices for the 2019-2020 winter season, and higher chemical customer prices, partially offset by lower North American highway deicing contract prices for the 2020-2021 winter season. Consumer and industrial average sales prices increased 1% due to non-deicing price increases in fiscal 2020.
•Salt operating earnings decreased 4%, or $6.2 million, due to lower sales volumes and higher per-unit product costs in fiscal 2020, which was partially offset by lower per-unit logistics costs. Per-unit product costs were higher in fiscal

62	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2020 due to higher per-unit costs in the U.K. and at our consumer and industrial plants largely due to lower production volumes.

PLANT NUTRITION (FORMERLY PLANT NUTRITION NORTH AMERICA) RESULTS

	Nine Months Ended		Fiscal Year Ended
	September 30, 2021	September 30, 2020	December 31, 2020	December 31, 2019
Plant Nutrition Sales (in millions)	$156.8	$137.2	$215.4	$185.9
Plant Nutrition Operating Earnings (in millions)	$5.8	$12.0	$15.3	$18.7
Plant Nutrition Sales Volumes (thousands of tons)	261	238	380	315
Plant Nutrition Average Sales Price (per ton)	$602	$577	$566	$591
PLANT NUTRITION RESULTS COMMENTARY: Nine Months Ended September 30, 2020 – Nine Months Ended September 30, 2021

•Plant Nutrition sales increased 14%, or $19.6 million, due to higher sales volumes and average sales prices.
•Plant Nutrition sales volumes increased 10%, or 23,000 tons, and increased sales by approximately $13 million. The volume increase primarily reflects the prior year delayed and weaker fall application of SOP and solid demand in the current year in anticipation of increasing sales prices.
•Plant Nutrition average sales prices increased 4% and increased sales by approximately $7 million.
•Plant Nutrition operating earnings decreased 52%, or $6.2 million primarily due to higher per-unit product costs due to lower production yields and volumes, which primarily resulted from a lower quality pond harvest at our Ogden facility. The higher per-unit product costs were partially offset by higher average sales prices, higher sales volumes, lower per-unit shipping and handling costs due to a higher mix of direct shipments to customers compared to the prior year and lower SG&A expenses.

PLANT NUTRITION RESULTS COMMENTARY: Fiscal Year Ended December 31, 2019 – Fiscal Year Ended December 31, 2020

•Plant Nutrition sales increased 16%, or $29.4 million, primarily due to higher sales volumes, which was partially offset by lower sales prices.
•Plant Nutrition sales volumes increased 21%, or 65,000 tons, and increased sales by approximately $39 million. The volume increase was primarily the result of suppressed demand in the first half of fiscal 2019 due to the cold and wet weather conditions in key North American markets and an upturn in the agriculture market during fiscal 2020.
•Plant Nutrition average sales prices decreased 4% which partially offset the increase in sales by approximately $10 million.
•Plant Nutrition operating earnings decreased 18%, or $3.4 million, driven by lower average sales prices and higher per-unit product costs partially offset by higher sales volumes and lower SG&A expenses. The higher per-unit product cost in fiscal 2020 was due to unplanned downtime and feedstock inconsistency at our Ogden facility.

OUTLOOK

•We expect Salt segment sales volumes to range from 12.5 million to 13.2 million tons in fiscal year 2022. We expect flat sales prices and elevated shipping and handling costs to result in lower year-over-year first-half fiscal 2022 Salt segment EBITDA.
•Plant Nutrition segment sales volumes are expected to range from 280,000 to 320,000 tons in fiscal year 2022. Product sales pricing strength in the first half of the year is expected to more than offset higher production costs and lower sales volumes, resulting in improved Plant Nutrition margins and profitability in fiscal 2022.
•Fiscal year 2022 capital expenditures are expected to be in the $125 million to $135 million range.

Investments, Liquidity and Capital Resources
Overview
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

63	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

with the terms of the credit agreement governing our credit facilities, including the total leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indentures governing our 4.875% Senior Notes due July 2024 (the “4.875% Notes”) and our 6.75% Senior Notes due December 2027 (the “6.75% Notes), which limit the amount of dividends we can pay to our stockholders. We are in compliance with our debt covenants as of September 30, 2021. See Item 8, Note 11 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, to pay dividends, to fund smaller acquisitions and to repay our debt. We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of September 30, 2021, we had $9.6 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we have experienced large changes in our working capital requirements from quarter to quarter. Historically, our working capital requirements have been the highest in the first fiscal quarter and lowest in the third fiscal quarter. When needed, we fund short-term working capital requirements by accessing our $300 million revolving credit facility.
Notwithstanding our strategic decision to exit our South America chemicals and specialty plant nutrition businesses, as discussed in Item 8, Note 1 and Note 3 to our Consolidated Financial statements, we have historically considered the undistributed earnings of our foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.7 million of income tax expense has been recorded for foreign withholding tax and state income taxes. Additionally, we changed our permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from our U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. As of September 30, 2021, we have $113.7 million of outside basis differences for which no deferred taxes have been recorded. See Item 8, Note 9 to our Consolidated Financial Statements for additional information.
In addition, the amount of permanently reinvested foreign earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Item 8, Note 9 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. In fiscal 2017, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing for its fiscal 2007-2012 tax years. During fiscal 2018, in accordance with the settlement agreement, our U.S. subsidiary made intercompany cash payments of $85.7 million to our Canadian subsidiary and tax payments were made to Canadian taxing authorities of $17.5 million. Additional tax payments of $5.3 million were made during fiscal 2019 with the remaining liability of $1.5 million expected to be paid in fiscal 2022. Corresponding tax refunds of $22.4 million have been received as of September 30, 2021, from U.S. taxing authorities with the remaining refund of approximately $0.7 million expected in fiscal 2022. Additionally during fiscal 2018, we reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement with federal Canadian and U.S. tax authorities covering our fiscal 2013-2021 tax years. During fiscal 2019, in accordance with the settlement agreement, our U.S. subsidiary made an intercompany cash payment of $106.1 million to our Canadian subsidiary and tax payments were made to Canadian taxing authorities of $29.9 million with the remaining $1.4 million balance paid during fiscal 2020. Corresponding tax refunds of $60.0 million have been received as of September 30, 2021, from U.S. taxing authorities, with the remaining refund of $1.7 million expected in fiscal 2022. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 8, Note 9 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments and settlements.
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

64	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As discussed in Item 8, Note 3 to our Consolidated Financial Statements and Item 7, we have disposed of our South America specialty plant nutrition business and equity method investment in Fermavi, and our North America micronutrient business for cash proceeds totaling approximately $348.6 million, net of debt assumed by ICL Brasil Ltda. and associated selling costs, with a potential additional R$88 million of proceeds due in fiscal 2022 if the South America specialty plant nutrition business achieves target EBITDA levels, and an additional R$30 million of deferred purchase price for Fermavi due over the next four years.
We manage our capital allocation considering our long term strategic objectives and its required spending to sustain the business. We announced on November 15, 2021, that we are reducing our dividend by approximately 80% to provide additional liquidity to support the business and invest in strategic expansion opportunities. We expect to reinvest the cash we anticipate retaining from this dividend reduction toward an expansion of our product portfolio, continued investment in our existing core assets and other uses. While our equipment and facilities are generally not impacted by rapid technology changes, our operations require refurbishments and replacements to maintain structural integrity and reliable production and shipping capabilities. When possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. For instance, for fiscal 2022 we have allocated approximately $15 million of our planned capital spending to upgrade the barge dock at our Cote Blanche mine and have incorporated efficiency and safety features into the design. Additionally, we intend to continue to develop our recently identified lithium resource at our Ogden facility and has allocated approximately $15 million of capital in fiscal 2022 for the construction of a direct lithium extraction plant. These large projects are expected to be balanced with other sustaining and efficiency projects totaling approximately $125 to $135 million in fiscal 2022. We expect to achieve market entry with a lithium product by 2025 and expects significant capital and other expenditures would be required to achieve this market entry; however, the full amount of this expenditure is currently unknown and will depend on a number of factors, including the outcome of our strategic evaluation of development options for our lithium resource. For more information, see Item 1A, “Risk Factors.”
In connection with our strategy to strengthen and grow its essential minerals businesses, as of September 30, 2021, we had invested $4 million in Fortress North America (“Fortress”), a development stage company that intends to achieve commercialization of its magnesium chloride-based fire retardant products to help combat wild fires. As discussed in Item 8, Note 2 to our Consolidated Financial Statements, in October 2021, we invested an additional $28 million with an additional $18 million expected in January 2022 to increase our ownership interest to 45%. We may make further investments in Fortress or make other acquisitions to grow our business.

65	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The table below provides a summary our cash flows by category and period ended.

Nine Months Ended	Fiscal Year Ended
September 30, 2021	December 31, 2020	December 31, 2019
Operating Activities:
Net cash flows provided by operating activities were $162.7 million.

»Net loss was $(213.3) million.

»Non-cash depreciation and amortization expense was $94.6 million.
»Non-cash impairment loss of $300.0 million.
»Non-cash gain on disposition of assets of $27.3 million, including $30.6 million from the sale of a component of our North America micronutrient business.

»Working capital items were a source of operating cash flows of $46.7 million.

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

Investing Activities:
»Net cash flows provided by investing activities included proceeds of $348.6 million from the sale of our South America specialty plant nutrition business ($289.5 million), a component of our North America micronutrient business ($56.2 million) and our Fermavi investment ($2.9 million).

»Investing proceeds were offset by $71.8 million of capital expenditures.
	Net cash flows used by investing activities were $88.2 million. »Included $84.9 million of capital expenditures.	Net cash flows used by investing activities were $100.4 million. »Included $98.1 million of capital expenditures.
Financing Activities:
Net cash flows used by financing activities were $439.6 million. »Included payments of dividends of $73.1 million. »Net payments on our debt of $365.8 million.
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

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March each year. Customers tend to replenish their inventory following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our cash flows during the nine months ended September 30, 2021, reflect the collection of the prior winter season accounts receivable and subsequent rebuilding of inventory in advance of the upcoming winter season. The lower accounts receivable balance as of September 30, 2021, as compared to December 31, 2020, reflects the collection of the previous winter season receivables before the start of the new winter season. During the quarter ended December 31, 2020, winter weather events began relatively late which did not prompt as much replenishment demand as compared to the earlier start of winter weather events in the fourth quarter of 2019, resulting in lower accounts receivable and higher inventory balances. Our inventory has also grown over the past three years due to the improved production capabilities at our Goderich mine along with the last two winter seasons not being severe enough to consume our inventory stockpiles. As previously discussed, our working capital also reflects reductions in other assets during 2020 and 2019 primarily due to income tax refunds. The refunds were partially offset by income tax and professional services prepayments in 2019 and 2020.

Capital Resources
We believe our ongoing primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We believe that our current banking syndicate is secure and believe we will have access to our entire revolving credit facility. We expect that ongoing requirements for debt service and committed or sustaining capital expenditures will primarily be funded from these sources.

66	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors—Our indebtedness and any inability to pay our indebtedness could adversely affect our business and financial condition.” Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flow. As discussed in Item 8, Note 11 to our Consolidated Financial Statements, at September 30, 2021, we had $946.0 million of outstanding indebtedness consisting of $250.0 million under our 4.875% Notes, $500.0 million under our 6.75% Notes, $169.2 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $88.4 million borrowed against our revolving credit facility. Letters of credit totaling $13.4 million as of September 30, 2021, reduced available borrowing capacity under the revolving credit facility to $198.2 million.
On March 23, 2021, we entered into a definitive agreement to sell our South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing we recorded gross proceeds of approximately $421.1 million, including a reduction in proceeds of $6.2 million in working capital adjustments which were finalized during the third quarter of fiscal 2021 and associated selling costs of $8.4 million, comprised of a cash payment of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltd. The terms of the definitive agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in 2022 and calculated on a sliding scale, if the South America specialty plant nutrition business achieves certain full-year 2021 EBITDA performance targets. The Brazilian debt was deducted from gross proceeds from the transaction.
On April 7, 2021, we entered into a definitive agreement to sell a component of our North America micronutrient business to Koch Agronomic Services, LLC, a subsidiary of Koch Industries. On May 4, 2021, we completed the sale for approximately $56.7 million and we paid fees totaling $0.5 million.
On June 28, 2021, we entered into a definitive agreement to sell our investment in Fermavi for R$45 million Brazilian reais (including R$30 million Brazilian reais of deferred purchase price). The transaction closed on August 20, 2021, and we received gross proceeds of approximately $2.9 million (based on exchange rates at the time of closing).
We recorded a loss on the sales of the South American specialty plant nutrition business and investment in Fermavi totaling approximately $209.8 million and a non-cash impairment loss for the remaining chemical business of approximately $90.2 million which was primarily driven by the significant weakening of the Brazilian real against the U.S. dollar. These losses were partially offset by approximately $30.6 million gain from the sale of a component of the North America micronutrient business.
In July 2021, we utilized cash proceeds from the sales noted above to repay amounts borrowed against our revolving credit facility of $35.0 million. An additional $265.0 million of proceeds was utilized to pay down our term loan balance leaving $80.8 million outstanding, due in January 2025.
In the first quarter of 2021, we made a $41.7 million required prepayment of our term loan for 2020 Excess Cash Flow (as such term is defined in the credit agreement). This prepayment, along with the prepayment made in the third quarter of 2021 described above, will reduce the future required term loan payments. As such, we will not have a scheduled term loan payment until January 2025.
On June 30, 2020, certain of our U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility for up to $100.0 million of borrowing with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. At September 30, 2021, we had $26.8 million of outstanding loans under this accounts receivable financing facility. See Item 8, Note 11 to our Consolidated Financial Statements for more information.
In the future, including in 2022, we may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes.
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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At September 30, 2021, we had $3.3 million of gross foreign federal NOL carryforwards and $0.3 million of net operating tax-effected state NOL carryforwards that expire beginning in 2027.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations. As of September 30, 2021, the fair value of the plan’s assets are in excess of

67	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

the accumulated benefit obligations and we expect to be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At September 30, 2021, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

Contractual Obligations
We believe we have sufficient liquidity to fund our operations and meet both short-term and long-term obligations. Our material future obligations include the contractual obligations and other commitments as described below.
We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. As of September 30, 2021, we had total future contractual obligations of approximately $1.4 billion, with approximately $84.3 million due during fiscal 2022.
We have a contractual commitment to repay our long-term debt of $946.0 million based on the terms of our debt agreements, of which none is payable within the next twelve months. Our interest commitment based on the current debt balances at September 30, 2021 is $258.6 million, with $50.0 million expected within the next twelve months. The remainder of our contractual commitments consist of lease payments, purchase obligations and commitments, income taxes and employer pension plan obligations.
See Item 8, Note 5 and Item 8, Note 11 for amounts outstanding as of September 30, 2021 related to leases and debt, respectively. Our contractual obligations related to income taxes represent the net unrecognized tax benefits related to uncertain tax positions. Refer to Item 8, Note 12 for amounts related to purchase obligations and performance bonds. See Item 8, Note 9 for information related to income taxes. Our contractual obligations related to employer pension plan obligations represent the funded status recognized as of September 30, 2021. See Item 8, Note 10 for information related to these plans.
In addition, we have other future contingent commitments of approximately $208.7 million, consisting of letters of credit and performance bonds, due during fiscal 2022. At September 30, 2021, we had $195.3 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments. Refer to Item 8, Note 12 for additional details.

Reconciliation of Net Earnings from Continuing Operations to EBITDA and Adjusted EBITDA
Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. We have presented Adjusted EBITDA for both continuing operations and consolidated including discontinued operations for comparative purposes (see Item 8, Note 3 for a discussion of discontinued operations). Both EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.
EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation, depletion and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, (gain) loss on foreign exchange and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

68	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Nine Months Ended		Fiscal Year Ended
	September 30, 2021	September 30, 2020	December 31, 2020	December 31, 2019
Net earnings from continuing operations	$20.9	$27.9	$42.6	$40.3
Interest expense	44.3	47.2	62.7	58.3
Income tax expense	14.2	10.3	1.9	9.1
Depreciation, depletion and amortization	89.8	87.7	117.8	112.6
EBITDA from continuing operations	169.2	173.1	225.0	220.3
Adjustments to EBITDA:
Stock-based compensation - non cash	7.1	6.9	9.0	5.6
(Gain) loss on foreign exchange	(0.6)	(10.8)	(4.6)	11.8
Executive transition costs	—	—	—	2.3
Logistics impact from flooding	—	—	—	2.8
Other (income) expense, net	(0.3)	0.2	0.4	0.1
Adjusted EBITDA from continuing operations	175.4	169.4	229.8	242.9
Adjusted EBITDA from discontinued operations	26.2	38.5	59.5	64.4
Adjusted EBITDA	$201.6	$207.9	$289.3	$307.3

In fiscal 2019, operating results included $2.8 million of additional logistics costs related to Mississippi river flooding and $2.3 million of severance and other costs related to executive transition. Adjusted EBITDA also includes other non-operating income, primarily non-cash stock-based compensation expense, foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. Our fiscal 2021 results were favorably impacted by February winter weather activity in the markets we serve and fiscal 2020 results were unfavorably impacted by mild winter weather in the markets we serve. In fiscal 2019, our results were favorably impacted by above average winter weather.

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

Goodwill – During the three months ended September 30, 2021, we voluntarily changed the date of our annual goodwill impairment test from the first day of the fourth quarter of our prior fiscal year ending December 31 to the first day of the fourth quarter of our new fiscal year ending on September 30. We test goodwill more frequently if an impairment indicator is present. The quantitative impairment test requires judgment, including the identification of reporting units and the determination of fair value of each reporting unit. We determine the estimated fair value for each reporting unit based on discounted cash flow projections (income approach) and market values for comparable businesses (market approach). Under the income approach, we are required to make judgments about appropriate discount rates, long-term revenue growth rates and the amount and timing of expected future cash flows. The cash flows used in our estimates are based on the reporting unit's forecast, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. Our estimates may differ from actual future cash flows. The risk adjusted discount rate used is consistent with the weighted average cost of capital of our peer companies and is intended to represent a rate of return that would be expected by a market participant. Under the market approach, market multiples are derived from market prices of stocks of companies in our peer group. The appropriate multiple is applied to the forecasted revenue and earnings before interest, taxes, depreciation and amortization of the reporting unit to obtain an estimated fair value.

69	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2021, we have recorded goodwill of $57.8 million, primarily consisting of $51.8 million in our Plant Nutrition segment. As of our July 1, 2021 annual measurement date, the estimated fair value exceeded carrying value. The most critical assumptions used in the calculation of the fair value are the projected revenue growth rates, long-term operating margin, working capital requirements, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in our fair value estimates is consistent with our operating plan and is dependent on the successful execution of our long-term business plan, overall industry growth rates and the competitive environment. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the future financial performance falls below our expectations or there are unfavorable revisions to significant assumptions, or if our market capitalization declines, we may need to record a non-cash goodwill impairment charge in a future period.

Mineral Interests – As of September 30, 2021, we maintained $122.1 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales.
Mineral interests are primarily depleted on a units-of-production method based on a combination of third-party and internal qualified geologists’ estimates of recoverable reserves. Our rights to extract minerals are generally contractually limited by time or lease boundaries. If we are not able to continue to extend lease agreements, as we have in the past, at commercially reasonable terms, without incurring substantial costs or incurring material modifications to the existing lease terms and conditions, if the assigned lives realized are less than those projected by management, or if the actual size, quality or recoverability of the minerals is less than the estimated probable reserves, then the rate of amortization could be increased or the value of the reserves could be reduced by a material amount.

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
In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with applicable U.S. GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. See Item 8, Note 9 to our Consolidated Financial Statements for further discussion of our income taxes.
We have elected to account for GILTI in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

Taxes on Foreign Earnings – Under U.S tax reform, we revised our permanently reinvested assertion and expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.7 million of income tax expense has been recorded for foreign withholding tax and state income taxes. Additionally, we changed our permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from our U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. We consider all remaining non-U.S. earnings to be permanently reinvested outside the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of September 30, 2021, we have approximately $113.7 million of outside basis differences on which no deferred taxes have been recorded.

70	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

U.K. Pension Plan – We have a defined benefit pension plan covering some of our current and former employees in the U.K. The U.K. pension plan was closed to new participants in 1992. As we elected to freeze our pension plan, our remaining active employees ceased to accrue future benefits under the plan beginning December 1, 2008. We select the actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding or to increase pension expense or our pension liability. A decrease of 25 basis points in our discount rate would have increased our projected benefit obligation as of September 30, 2021, by approximately $2.2 million and would increase our net periodic pension expense for 2021 by approximately $0.3 million. A decrease of 25 basis points in our expected return on assets assumption as of September 30, 2021, would increase our net periodic expense for 2021 by approximately $0.2 million.
We set our discount rate for our U.K. pension plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over the next 15 to 20 years. Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the pension plan’s available assets and when special early retirement payments or other inducements are made to pensioners. Contributions totaled $0, $0.4 million and $1.7 million during the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively. If supplemental benefits were approved and granted under the provisions of the plan, or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits. See Item 8, Note 10 to our Consolidated Financial Statements for additional discussion of our U.K. pension plan.

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

Effects of Currency Fluctuations and Inflation
 Our operations outside of the U.S. are conducted primarily in Canada and the U.K. Therefore, our results of operations are subject to both currency transaction risk and currency translation risk. We incur currency transaction risk whenever we or one of our subsidiaries enter into either a purchase or sales transaction using a currency other than the local currency of the transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars and British pounds sterling also being significant. We generated 23% of our fiscal 2021 sales in foreign currencies, and we incurred 22% of our fiscal 2021 total operating expenses in foreign currencies. Additionally, we have approximately $500 million of net assets denominated in foreign currencies. In fiscal 2019, the average rate for the U.S. dollar strengthened against the Canadian dollar and the British pound sterling. In fiscal 2020, the average rate for the U.S. dollar weakened against the Canadian dollar and the British pound sterling. In fiscal 2021, the average rate for the U.S. dollar weakened against the Canadian dollar and the British pound sterling. Significant changes in the value of the Canadian dollar or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
Although inflation has not had a significant impact on our operations, our efforts to recover cost increases due to inflation may be hampered as a result of the competitive industries and countries in which we operate.

Seasonality
We experience a substantial amount of seasonality in our sales, including our salt deicing product sales. Consequently, our Salt segment sales and operating income are generally higher in the first and second fiscal quarters and lower during the third and fourth fiscal quarters of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., we seek to stockpile sufficient quantities of deicing salt throughout the first, third and fourth fiscal quarters to meet the estimated requirements for the winter season. Our plant nutrition business is also seasonal. As a result, we and our customers generally build inventories during the low demand periods of the year (which are typically winter and summer, but can vary due to weather and other factors) to ensure timely product availability during the peak sales seasons (which are typically spring and autumn, but can also vary due to weather and other factors).

71	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Climate Change
The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or an increase in regional drought within our served markets could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the market for deicing products. Drought conditions could similarly impact demand for our plant nutrition products. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may necessitate capital expenditures in the future, although capital expenditures for climate-related projects were not material in fiscal 2021 and are not expected to be material in fiscal 2022. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item1 “Business—Environmental, Health and Safety and Other Regulatory Matters.”

COVID-19 Pandemic
The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. As an essential business, we have continued producing and delivering products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the ongoing COVID-19 pandemic and have experienced negative impacts to our business to our business from COVID-19, but our results of operations for the three months ended September 30, 2021 and 2020, and fiscal years 2021 and 2020 were not materially affected by COVID-19. The ultimate impact that COVID-19 will have on our future results is unknown at this time. For more information, see “Part I, Item 1A, Risk Factors.”

Critical Accounting Estimates and Recent Accounting Pronouncements
See Item 8, Note 2 to our Consolidated Financial Statements for a discussion of critical accounting estimates and recent accounting pronouncements.

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

Interest Rate Risk
As of September 30, 2021, we had $169.2 million of debt outstanding under our credit agreement (consisting of term loans and revolving credit facility), bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of debt outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $1.7 million based upon our debt outstanding as of September 30, 2021. Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of September 30, 2021, a significant portion of the investments in the U.K. pension plan are in bond funds. Changes in interest rates could impact the value of the investments in the pension plan.

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
Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $0.6 million impact on our operating earnings for the fiscal year ended September 30, 2021. Actual changes in market prices or rates will differ from hypothetical changes.

72	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Commodity Pricing Risk
 We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas. We may hedge up to approximately 90% of our expected natural gas usage. Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences. We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of September 30, 2021, the amount of natural gas hedged with derivative contracts totaled 2.1 million MMBtus, of which 1.7 million MMBtus will expire within one year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the fiscal year ended September 30, 2021, would have increased our product cost by approximately $0.5 million. Actual results will vary due to actual changes in market prices and consumption.
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

73	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description	Page

Reports of Independent Registered Public Accounting Firm	75

Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	79

Consolidated Statements of Operations for the nine months ended September 30, 2021 and for the fiscal years ended December 31, 2020 and 2019	80

Consolidated Statements of Comprehensive (Loss) Income for the nine months ended September 30, 2021 and for the fiscal years ended December 31, 2020 and 2019	81

Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2021 and for the fiscal years ended December 31, 2020 and 2019	82

Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and for the fiscal years ended December 31, 2020 and 2019	83

Notes to Consolidated Financial Statements	84

74	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. (the Company) as of September 30, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020, and the nine-month period ended September 30, 2021, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15(a) (2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, and the nine-month period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 29, 2021 expressed an adverse opinion thereon.

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

75	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Valuation of Goodwill
Description of the Matter
At September 30, 2021, the Company’s consolidated goodwill was $57.8 million, of which $51.8 million is recorded within the Company’s Plant Nutrition reporting unit. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if indicators exist, at the reporting unit level. The Company uses both qualitative and quantitative methods to test goodwill for impairment, as deemed appropriate. The Company’s annual impairment test on July 1, 2021, did not result in an impairment of goodwill for the Plant Nutrition reporting unit.

Auditing management’s annual goodwill impairment test was complex and judgmental due to the significant estimation required in determining the fair value of the Company’s Plant Nutrition reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital at the impairment assessment date and projected revenue growth rates, operating margins and the reporting unit’s terminal growth rate which are affected by expectations about future market or economic conditions. Additionally, there were significant judgments around the Company’s selection of guideline company market multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. For example, we tested controls over management's review of the significant assumptions (e.g., weighted average cost of capital, projected revenue growth rates, operating margins, the Company’s terminal growth rate, and selection of guideline company market multiples) used to develop the prospective financial information and guideline company data for the quantitative analysis. We also tested management's controls to validate that the data, including the carrying value, used in the quantitative analysis was complete and accurate.

To test the estimated fair value of the Plant Nutrition reporting unit, we performed audit procedures that included, among others, assessing the fair value methodologies utilized and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. We involved our specialists to assist in the review of the Company’s model, method, and the more sensitive assumptions such as the weighted average cost of capital and the Company’s terminal growth rate assumptions. We compared the significant assumptions used by management to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Plant Nutrition reporting unit that would result from changes in the assumptions. In addition, we reviewed the reconciliation of the fair value of all of the Company’s reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Kansas City, Missouri
November 29, 2021

76	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Compass Minerals International Inc.’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Compass Minerals International, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2021 and December 31, 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2020 and the nine-month period ended September 30, 2021, and the related notes and the consolidated financial statement schedule listed in the Index 15(a)(2). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated November 29, 2021, which expressed an unqualified opinion on those consolidated financial statements.

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

77	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Kansas City, Missouri
November 29, 2021

78	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

(in millions, except share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$18.1	$10.6
Receivables, less allowance for doubtful accounts of $3.0 in 2021 and $3.9 in 2020	132.8	185.1
Inventories	321.7	298.7
Current assets held for sale	9.9	206.5
Other	48.9	55.4
Total current assets	531.4	756.3
Property, plant and equipment, net	830.5	851.7
Intangible assets, net	48.8	49.9
Goodwill	57.8	55.7
Noncurrent assets held for sale	—	404.1
Other	162.4	143.8
Total assets	$1,630.9	$2,261.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$10.0
Accounts payable	90.0	82.6
Accrued salaries and wages	20.7	22.2
Income taxes payable	—	5.1
Accrued interest	14.3	9.0
Current liabilities held for sale	9.6	111.4
Accrued expenses and other current liabilities	60.8	56.4
Total current liabilities	195.4	296.7
Long-term debt, net of current portion	935.4	1,299.1
Deferred income taxes, net	57.6	57.3
Noncurrent liabilities held for sale	—	76.1
Other noncurrent liabilities	149.4	154.0
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	136.3	127.0
Treasury stock, at cost — 1,313,690 shares at September 30, 2021 and 1,407,926 shares at December 31, 2020	(5.5)	(4.4)
Retained earnings	272.4	559.1
Accumulated other comprehensive loss	(110.5)	(303.8)
Total stockholders' equity	293.1	378.3
Total liabilities and stockholders' equity	$1,630.9	$2,261.5

The accompanying notes are an integral part of the consolidated financial statements.

79	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	Nine Months Ended	Fiscal Year Ended
(in millions, except share data)	September 30, 2021	December 31, 2020	December 31, 2019
Sales	$836.6	$1,004.9	$1,085.1
Shipping and handling cost	220.1	250.3	294.6
Product cost	444.8	534.8	558.0
Gross profit	171.7	219.8	232.5
Selling, general and administrative expenses	92.7	116.8	112.9
Operating earnings	79.0	103.0	119.6
Other expense (income):
Interest expense	44.3	62.7	58.3
(Gain) loss on foreign exchange	(0.6)	(4.6)	11.8
Other, net	0.2	0.4	0.1
Earnings from continuing operations before income taxes	35.1	44.5	49.4
Income tax expense for continuing operations	14.2	1.9	9.1
Net earnings from continuing operations	20.9	42.6	40.3
Net (loss) earnings from discontinued operations	(234.2)	20.5	20.5
Net (loss) earnings	$(213.3)	$63.1	$60.8

Basic net earnings from continuing operations per common share	$0.59	$1.22	$1.16
Basic net (loss) earnings from discontinued operations per common share	(6.89)	0.60	0.61
Basic net (loss) earnings per common share	$(6.30)	$1.83	$1.77

Diluted net earnings from continuing operations per common share	$0.58	$1.22	$1.16
Diluted net (loss) earnings from discontinued operations per common share	(6.89)	0.60	0.61
Diluted net (loss) earnings per common share	$(6.30)	$1.82	$1.76

Weighted-average common shares outstanding (in thousands):
Basic	34,013	33,928	33,882
Diluted	34,063	33,928	33,882

The accompanying notes are an integral part of the consolidated financial statements.

80	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive (Loss) Income

	Nine Months Ended	Fiscal Year Ended
(in millions)	September 30, 2021	December 31, 2020	December 31, 2019
Net (loss) earnings	$(213.3)	$63.1	$60.8
Other comprehensive (loss) income:
Unrealized gain (loss) from change in pension costs, net of tax of $(1.2), $0.8 and $0.5 in fiscal years 2021, 2020 and 2019, respectively	4.0	(2.5)	(2.4)
Unrealized gain on cash flow hedges, net of tax of $(1.0), $(0.3) and $(0.1) in fiscal years 2021, 2020 and 2019, respectively	2.9	0.8	0.1
Cumulative translation adjustment	186.4	(109.9)	21.0
Comprehensive (loss) income	$(20.0)	$(48.5)	$79.5

The accompanying notes are an integral part of the consolidated financial statements.

81	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2018	$0.4	$110.1	$(2.9)	$633.4	$(210.9)	$530.1
Comprehensive income	—	—	—	60.8	18.7	79.5
Cumulative effect of change in accounting principle	—	—	—	(0.1)	—	(0.1)
Dividends on common stock/equity awards ($2.88 per share)	—	0.4	—	(98.5)	—	(98.1)
Stock-based compensation	—	6.6	—	—	—	6.6
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Balance, December 31, 2019	$0.4	$117.1	$(3.2)	$595.6	$(192.2)	$517.7
Comprehensive income (loss)	—	—	—	63.1	(111.6)	(48.5)
Dividends on common stock/equity awards ($2.88 per share)	—	0.5	—	(99.6)	—	(99.1)
Shares issued for stock units, net of shares withheld for taxes	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	9.4	—	—	—	9.4
Stock options exercised, net of shares withheld for taxes	—	—	(0.1)	—	—	(0.1)
Balance, December 31, 2020	$0.4	$127.0	$(4.4)	$559.1	$(303.8)	$378.3
Comprehensive (loss) income	—	—	—	(213.3)	193.3	(20.0)
Dividends on common stock/equity awards ($2.16 per share)	—	0.3	—	(73.4)	—	(73.1)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(1.1)	—	—	(1.2)
Stock-based compensation	—	7.7	—	—	—	7.7
Stock options exercised, net of shares withheld for taxes	—	1.4	—	—	—	1.4
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$272.4	$(110.5)	$293.1

The accompanying notes are an integral part of the consolidated financial statements.

82	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Nine Months Ended	Fiscal Year Ended
(in millions)	September 30, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net (loss) earnings	$(213.3)	$63.1	$60.8
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	94.6	137.9	137.9
Amortization of deferred financing costs	2.4	3.2	2.8
Refinancing of long-term debt	—	0.1	0.3
Stock-based compensation	7.7	9.4	6.3
Deferred income taxes	(29.5)	5.2	(13.7)
Unrealized foreign exchange (gain) loss	(17.9)	(2.8)	15.0
Loss on impairment of long-lived assets	300.0	—	—
Gain on disposition of assets	(27.3)	—	—
Other, net	(0.7)	5.4	6.5
Changes in operating assets and liabilities, net of sale of businesses:
Receivables	74.1	19.5	(31.3)
Inventories	(52.3)	(77.0)	(39.8)
Other assets	(14.7)	22.6	22.9
Accounts payable and accrued expenses and other current liabilities	49.2	(3.7)	(12.2)
Other liabilities	(9.6)	(7.7)	4.1
Net cash provided by operating activities	162.7	175.2	159.6
Cash flows from investing activities:
Capital expenditures	(71.8)	(84.9)	(98.1)
Proceeds from sale of businesses	348.6	—	—
Other, net	(0.6)	(3.3)	(2.3)
Net cash provided by (used in) investing activities	276.2	(88.2)	(100.4)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	349.4	300.0	574.1
Principal payments on revolving credit facility borrowings	(391.3)	(329.7)	(611.1)
Proceeds from issuance of long-term debt	70.9	115.8	1,001.8
Principal payments on long-term debt	(394.8)	(79.2)	(902.8)
Dividends paid	(73.1)	(99.1)	(98.1)
Deferred financing costs	(0.1)	(1.0)	(12.8)
Proceeds from stock option exercised	1.4	—	—
Shares withheld to satisfy employee tax obligations	(1.2)	(1.1)	(0.3)
Other, net	(0.8)	(1.9)	(1.3)
Net cash used in financing activities	(439.6)	(96.2)	(50.5)
Effect of exchange rate changes on cash and cash equivalents	0.7	(4.5)	(1.0)
Net change in cash and cash equivalents	—	(13.7)	7.7
Cash and cash equivalents, beginning of the year	21.0	34.7	27.0
Cash and cash equivalents, end of period	21.0	21.0	34.7
Less: cash and cash equivalents included in current assets held for sale	(2.9)	(10.4)	(16.7)
Cash and cash equivalents of continuing operations, end of period	$18.1	$10.6	$18.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$38.6	$65.0	$60.7
Income taxes paid, net of refunds	$41.8	$(10.3)	$33.9

The accompanying notes are an integral part of the consolidated financial statements.

83	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.    ORGANIZATION AND FORMATION

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, “CMP,” “Compass Minerals” or the “Company”), is a leading producer of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Its plant nutrition business is the leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services in the U.K.
CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries.

Change in Fiscal Year
On June 23, 2021, the Board of Directors of the Company approved a change in its fiscal year end from December 31st to September 30th. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this Transition Report on Form 10-KT are for the nine months ended September 30, 2021 whereas its fiscal years 2020 and 2019 are for the twelve months ended December 31, 2020 and 2019 unless otherwise noted. As such, the Company’s fiscal year 2021, or fiscal 2021, refers to the period from January 1, 2021 to September 30, 2021. This Transition Report on Form 10-KT also includes an unaudited consolidated statement of operations for the comparable stub period of January 1, 2020 to September 30, 2020; see Note 18 for additional information.

Strategic Evaluation and Plan to Sell Businesses
During fiscal 2020, the Company initiated an evaluation of the strategic fit of certain of the Company’s businesses. On February 16, 2021, the Company announced its plan to restructure its former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including its chemicals and specialty plant nutrition businesses along with the Company’s equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize its asset base in North America, the Company evaluated the strategic fit of its North America micronutrient product business. On March 16, 2021, the Board of Directors of the Company approved a plan to sell the Company’s South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses. Prior to March 31, 2021, the South America chemicals and specialty plant nutrition businesses and investment in Fermavi were reported as the Company’s Plant Nutrition South America segment. Prior to March 31, 2021, the North America micronutrient product business was included as part of the Company’s Plant Nutrition North America segment, which was renamed the Plant Nutrition segment as of March 31, 2021. As of September 30, 2021, the Company has two reportable segments, Salt and Plant Nutrition, as discussed further in Note 13.
The Company concluded that the Specialty Businesses met the criteria for classification as held for sale upon receiving approval from its Board of Directors to sell the Specialty Businesses in the first quarter of 2021. In addition, the Company believes there is a single disposal plan representing a strategic shift that will have a material effect on its operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented in this report. Interest expense attributed to discontinued operations represents interest expense for third-party loans in Brazil to the Company’s South America chemicals and specialty plant nutrition businesses, which were fully repaid from proceeds received from the Company’s sale of its South America specialty plant nutrition businesses.
As described further in Note 3, on May 4, 2021, July 1, 2021 and August 20, 2021, the Company completed the sale of a component of its North America micronutrient business, the sale of its South America specialty plant nutrition business and the sale of its investment in Fermavi, respectively. In the second quarter of 2021, the Company abandoned the remaining inventory of its North America micronutrient product business and has reclassified its remaining product lines as discontinued operations for all periods presented. The Company continues to actively pursue the sale of the South America chemicals business and believes the sale is probable to occur within the next twelve months.
Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.

84	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Management Estimates:
The preparation of consolidated financial statements in conformity with U.S. GAAP as included in the Accounting Standards Codification requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

b. Basis of Consolidation:
The Company’s consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

c. Discontinued Operations:
The Company reports its financial results from discontinued operations and continuing operations separately to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs when a component or a group of components of an entity has been disposed of or classified as held for sale and represents a strategic shift that has a major effect on the entity’s operations and financial results. In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Significant components of cash flows related to discontinued operations are disclosed in Note 3. The Company has reclassified certain amounts from prior years, including the results of discontinued operations, assets and liabilities held for sale and reportable segment information, to conform to the current year presentation. See Note 3 for information on discontinued operations and Note 13 for information on the Company’s reportable segments.

d. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Sales and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss. The Company recorded foreign exchange losses of $(17.7) million, $(72.6) million and $(1.2) million for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively, in accumulated other comprehensive loss related to intercompany notes which, until classified as held for sale, had historically been deemed to be of long-term investment nature. As discussed in Note 3, the Company completed the disposition of certain foreign entities and assets during fiscal 2021. There are certain monetary assets and liabilities that are currently being held in Brazil that will be remeasured each period with changes in foreign currency exchange rates included in earnings until they are settled or transferred to a U.S. subsidiary. Aggregate exchange (gains) losses from transactions denominated in a currency other than the functional currency, which are included in other (income) expense for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, were $(0.6) million, $(4.6) million and $11.8 million, respectively. These amounts include intercompany notes which were deemed to be temporary in nature.

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

f. Cash and Cash Equivalents:
The Company considers all investments with original maturities of three months or less to be cash equivalents. The Company maintains the majority of its cash in bank deposit accounts with several commercial banks with high credit ratings in the U.S., Canada, the U.K. and Brazil. Typically, the Company has bank deposits in excess of federally insured limits. Currently, the Company does not believe it is exposed to significant credit risk on its cash and cash equivalents.

85	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

g. Accounts Receivable and Allowance for Doubtful Accounts:
Receivables consist almost entirely of trade accounts receivable with the exception of approximately $17.2 million of receivables related to the sale of the South America specialty plant nutrition business and the Company’s investment in Fermavi (see Note 3). Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing trade accounts receivable. The Company determines the allowance based on historical write-off experience by business line and a current assessment of its portfolio, including information regarding individual customers. The Company reviews its past due account balances for collectability and adjusts its allowance for doubtful accounts accordingly. Account balances are charged off against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered.

h. Inventories:
Inventories are stated at the lower of cost or net realizable value. Finished goods and raw material and supply costs are valued using the average cost method on a first-in-first-out basis. Raw materials and supply costs primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, and SOP products readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s production locations are captured as inventory costs. As required by U.S. GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period. Additionally, since the Company’s products are often stored at third-party warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

i. Other Current Assets:
As of December 31, 2020, the Company was marketing certain assets used in farming operations and performed an impairment analysis concluding that the fair market value of these assets approximated their carrying value. These assets were recorded in other current assets in the Consolidated Balance Sheets as of December 31, 2020. The amounts classified as held for sale as of December 31, 2020, of $6.8 million included water rights of approximately $5.2 million, with the remaining balance consisting of property, plant and equipment. In February 2021, the Company completed the sale of the remaining assets for approximately net book value. The remaining other amounts included in other current assets as of September 30, 2021 and December 31, 2020, consist principally of prepaid expenses of $45.4 million and $47.9 million, respectively.

j. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests. The mineral interests for the Company’s Winsford U.K. mine are owned. The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Ogden facility and several of its other North American facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales. The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases, and the mineral lease expires in 2060 with two additional 25-year renewal periods. The Goderich mine mineral reserve lease expires in 2022 and the Company expects to renew its option until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Ogden facility mineral reserve lease renews annually. The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate. The Company’s mineral interests are depleted on a units-of-production basis based upon the latest available mineral study. The weighted average amortization period for the leased probable mineral reserves is 87 years as of September 30, 2021. The Company also owns other mineral properties. The weighted average life for the probable owned mineral reserves is 36 years as of September 30, 2021, based upon management’s current production estimates.
Buildings and structures are depreciated on a straight-line basis over lives generally ranging from 10 to 30 years. Portable buildings generally have shorter lives than permanent structures. Leasehold and building improvements typically have shorter estimated lives of 5 to 20 years or lower based on the life of the lease to which the improvement relates.

86	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of the Company’s different classes of property, plant and equipment:

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	2 to 40
Machinery and equipment – vehicles	2 to 10
Machinery and equipment – other mining and production	1 to 50
Office furniture and equipment	2 to 10
Mineral interests	20 to 99

The Company has finance leases which are recorded in property, plant and equipment at the beginning of the lease at the lower of the fair value of the leased property or the present value of the minimum lease payments. Lease payments are recorded as interest expense and a reduction of the lease liability. A finance lease asset is depreciated over the lower of its useful life or the lease term.
The Company has capitalized computer software costs of $7.9 million and $12.8 million as of September 30, 2021 and December 31, 2020, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over five years. The Company recorded $5.0 million, $5.5 million and $6.4 million of amortization expense related to capitalized computer software for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively.
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

k. Leases:
In February 2016, the FASB issued guidance which requires lessees to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset, and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. The Company adopted this guidance on January 1, 2019, using a modified retrospective transition method, which required the cumulative effect of this change in accounting of $0.1 million, inclusive of discontinued operations impact, to be recorded as an adjustment to beginning retained earnings. The Company elected the transition provisions available for existing contracts, which allowed entities to carryforward the historical assessment of whether the contract contained a lease and the lease classification. Refer to Note 5 for additional details.

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
During the three months ended September 30, 2021, the Company voluntarily changed the date of its annual goodwill and indefinite-lived intangible assets impairment test from the first day of the fourth quarter of its prior fiscal year ending December 31 to the first day of the fourth quarter of its new fiscal year ending on September 30. This voluntary change is preferable under the circumstances as it ensures the completion of the annual goodwill impairment test prior to the end of the annual reporting period, thereby aligning impairment testing procedures with the Company’s new year-end financial reporting. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

87	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

m. Investments:
The Company uses the equity method of accounting for equity securities when it has significant influence or when it has more than a minor ownership interest or more than minor influence over an investee’s operations but does not have a controlling financial interest. Initial investments are recorded at cost (including certain transaction costs) and are adjusted by the Company’s share of the investees’ undistributed earnings and losses. The Company may recognize its share of an investee’s earnings on a lag, if an investee’s financial results are not available in a timely manner. On November 2, 2021, the Company announced an investment in Fortress North America, a fire retardant business dedicated to developing and producing a portfolio of magnesium chloride-based fire retardant products to help combat wild fires. Through the date of this report, the Company has invested approximately $32 million.

n. Other Noncurrent Assets:
Other noncurrent assets include certain inventories of spare parts, net of reserve, of $32.4 million and $27.9 million at September 30, 2021 and December 31, 2020, respectively, which will be utilized with respect to long-lived assets. As of September 30, 2021 and December 31, 2020, other noncurrent assets also include net operating lease assets of $48.6 million and $55.2 million, respectively.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 10. As of September 30, 2021 and December 31, 2020, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $2.1 million and $1.9 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets. The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense (income), net in the Consolidated Statements of Operations.

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

p. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts reserved for environmental matters were not material at September 30, 2021 or December 31, 2020.

88	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

q. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the Company’s Board of Directors, whereby stock options, restricted stock units, performance stock units, deferred stock units and shares of common stock are granted to the Company’s employees and directors. See Note 14 for additional discussion.

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

s. Derivatives:
The Company is exposed to the impact of fluctuations in foreign exchange and interest rates on its borrowings and fluctuations in the purchase price of natural gas consumed in operations. The Company may hedge portions of these risks through the use of derivative agreements.
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

t. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S. and throughout Canada and the U.K. The Company’s plant nutrition products are sold across the Western Hemisphere and globally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales during the nine months ended September 30, 2021 or the years ended December 31, 2020 and 2019, or more than 10% of receivables at September 30, 2021 or December 31, 2020.

u. Recent Accounting Pronouncements:
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

3.    DISCONTINUED OPERATIONS

On March 23, 2021, the Company entered into a definitive agreement to sell its South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing the Company received gross proceeds of approximately $421.1 million, including a reduction in proceeds of $6.2 million in working capital adjustments which was finalized in the third quarter of fiscal 2021 and associated selling costs of $8.4 million, comprised of a cash payment of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltda. The terms of the definitive agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in 2022 and which will be calculated on a sliding scale if the South America specialty plant nutrition business achieves certain full-year 2021 earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets. At the closing of the transaction, the parties also entered into a Reverse Transition Services Agreement, which governs the parties’ respective rights and obligations with respect to the provision of certain transition services to the Company’s Brazil subsidiaries after closing. The Reverse Transition Services Agreement has a term of 18 months and allows the Company’s remaining Brazil

89	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

subsidiaries to assign their rights and obligations with respect to the transition services to any buyer of a sufficient portion of their assets.
On April 7, 2021, the Company entered into a definitive agreement to sell a component of its North America micronutrient business (primarily consisting of intangible assets and certain inventory of the business) to Koch Agronomic Services, LLC (“KAS”), a subsidiary of Koch Industries, through an asset purchase and sale agreement. On May 4, 2021, the Company completed the sale for approximately $56.7 million and paid fees totaling $0.5 million. The Company recognized a gain from the sale of $30.6 million, net of $2.8 million from the release of accumulated currency translation adjustment (“CTA”) upon substantial liquidation of the business.
On June 28, 2021, the Company entered into a definitive agreement to sell its investment in Fermavi for R$45 million Brazilian reais (including R$30 million of deferred purchase price). The transaction closed on August 20, 2021. Upon closing the Company received gross proceeds of approximately $2.9 million and recorded a discounted deferred proceeds receivable of approximately $4.8 million (based on exchange rates at the time of closing).
In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an analysis when its Board of Directors committed to a plan to sell the Specialty Businesses and the Company will update the analysis each quarter until the business are sold. Management evaluated indicators of fair value of the Company’s South America chemicals business as of September 30, 2021, including indications of fair value to be received from third parties in connection with the marketing of the remaining South America chemicals business.
The Company recorded a loss on the sale of its South American specialty plant nutrition business and its investment in Fermavi totaling approximately $209.8 million and a non-cash impairment loss for the remaining chemical business of approximately $90.2 million which was primarily driven by the significant weakening of the Brazilian real against the U.S. dollar. These losses were partially offset by a gain of approximately $30.6 million from the sale of a component of the North America micronutrient business.
The amount of CTA loss within accumulated other comprehensive loss (“AOCL”) on the Company’s Consolidated Balance Sheets related to the South America chemical business was considered in the Company’s determination of the adjustment to fair value less estimated costs to sell. The Company recognized a net loss from its adjustment to fair value less estimated costs to sell of $90.2 million included in its earnings (loss) from discontinued operations in its Consolidated Statements of Operations for the nine months ended September 30, 2021. The adjustment to fair value less estimated costs to sell for the nine months ended September 30, 2021 includes $52.9 million of CTA from the translation of the net assets of the Company’s South America chemicals business from Brazilian reais to U.S. dollars, which has been reported in CTA.
As discussed in Note 1, prior to March 31, 2021, the North America micronutrient product business was reported in the Company’s Plant Nutrition North America segment (which is now known as the Plant Nutrition segment), which aligns with the Plant Nutrition reporting unit for purposes of evaluating goodwill. Based on the Company’s assessment of the estimated relative fair values of the North America micronutrient product business and the remaining business from the former Plant Nutrition reporting unit, the Company performed an allocation of goodwill between the North America micronutrient product business classified as held for sale and the business being retained, which resulted in $6.8 million of goodwill allocated to the North America micronutrient product business as of December 31, 2020. The Company also performed an assessment of the relative fair values of its South America specialty nutrition businesses based upon estimated proceeds and other information available. The Company allocated 84% of the total reporting unit’s to the South America specialty nutrition business (R$951.6 million or $189.7 million at closing). An allocation of goodwill related to the former Plant Nutrition South America segment was not required as the entire segment and related goodwill is classified as held for sale in each period.
The information below sets forth selected financial information related to the operating results of the Specialty Businesses classified as discontinued operations. The Specialty Businesses’ revenue and expenses have been reclassified to net (loss) earnings from discontinued operations in prior periods. The Consolidated Balance Sheets present the assets and liabilities that were reclassified from the specified line items to assets and liabilities held for sale and the Consolidated Statements of Operations present the revenue and expenses that were reclassified from the specified line items to discontinued operations.

90	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized Consolidated Balance Sheet information of assets and liabilities held for sale (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2.9	$10.4
Receivables, less allowance for doubtful accounts of $0.2 in 2021 and $7.1 in 2020	13.7	111.5
Inventories	7.7	70.7
Property, plant and equipment, net	35.6	—
Goodwill	33.3	—
Loss recognized on held for sale classification	(90.2)	—
Other	6.9	13.9
Current assets held for sale	$9.9	$206.5

Property, plant and equipment, net	$—	$113.2
Goodwill	—	225.5
Other	—	65.4
Noncurrent assets held for sale	$—	$404.1

Current portion of long-term debt	$—	$53.7
Accounts payable	5.9	34.3
Accrued expenses and other current liabilities	3.7	23.4
Current liabilities held for sale	$9.6	$111.4

Long-term debt, net of current portion	$—	$38.6
Other noncurrent liabilities	—	37.5
Noncurrent liabilities held for sale	$—	$76.1

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Sales	$211.2	$368.6	$405.4
Shipping and handling cost	10.2	16.3	17.8
Product cost	153.8	255.0	289.5
Gross profit	47.2	97.3	98.1
Selling, general and administrative expenses	27.6	54.9	60.4
Operating earnings	19.6	42.4	37.7
Interest expense	4.4	8.6	10.1
(Gain) loss on foreign exchange	(9.9)	4.2	1.2
Net loss on sale of business	209.8	—	—
Net loss on adjustment to fair value less estimated costs to sell	90.2	—	—
Net gain on sale of business	(30.6)	—	—
Other income, net	(1.5)	(1.8)	(2.4)
(Loss) earnings from discontinued operations before income taxes	(242.8)	31.4	28.8
Income tax (benefit) expense	(8.6)	10.9	8.3
Net (loss) earnings from discontinued operations	$(234.2)	$20.5	$20.5

91	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The significant components included in the Company’s Consolidated Statements of Cash Flows for the discontinued operations are as follows (in millions):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Depreciation, depletion and amortization	$4.8	$20.1	$25.3
Deferred income taxes	(23.6)	(2.8)	(0.4)
Unrealized foreign exchange (gain) loss	(19.1)	4.3	(26.1)
Loss on impairment of long-lived assets	300.0	—	—
Gain on sale of business	(30.6)	—	—
Capital expenditures	(6.1)	(9.6)	(10.5)
Changes in receivables	4.2	(17.9)	(30.2)
Changes in inventories	(26.1)	(9.7)	(4.5)
Changes in other assets	(20.5)	(4.3)	(2.6)
Changes in accounts payable and accrued expenses and other current liabilities	(315.9)	3.9	10.4
Proceeds from sale of businesses	348.6	—	—
Proceeds from issuance of long-term debt	21.8	57.6	101.8
Principal payments on long-term debt	(12.0)	(62.2)	(73.9)

4.    REVENUES

Nature of Products and Services
The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, and agricultural and industrial applications. The Company’s plant nutrition product is SOP, which it produces and markets in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. In the U.K., the Company operates a records management business utilizing excavated areas of the Winsford salt mine with one other location in London, England.

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

92	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Practical Expedients and Accounting Policy Elections
The Company has elected the following practical expedients and accounting policies: (i) to exclude disclosures of transaction prices allocated to remaining performance obligations when the Company recognized such revenue for all periods prior to the date of initial application of the new guidance, (ii) not to adjust the amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less, (iii) to expense costs to obtain a contract as incurred for costs when the Company expects that the amortization period would have been one year or less, (iv) not to recast revenue for customer contracts that begin and end in the same fiscal period, and (v) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the customer contract.
See Note 13 for disaggregation of sales by segment, type and geographical region.

5.     LEASES

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

93	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheet Location	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Other noncurrent assets	$48.6	$55.2
Finance lease assets	Property, plant and equipment, net	5.5	3.3
Total lease assets		$54.1	$58.5
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$14.0	$14.5
Finance	Accrued expenses and other current liabilities	1.2	1.1
Noncurrent liabilities:
Operating	Other noncurrent liabilities	37.1	42.7
Finance	Other noncurrent liabilities	4.3	1.9
Total lease liabilities		$56.6	$60.2
The Company’s components of lease cost are as follows (in millions):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Finance lease cost:
Amortization of lease assets	$0.9	$1.3	$0.6
Interest on lease liabilities	0.1	0.1	0.1
Operating lease cost	13.2	16.7	18.4
Variable lease cost(a)	14.0	9.5	18.5
Total lease cost	$28.2	$27.6	$37.6
(a)Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities are as follows (in millions):

Years Ending September 30:	Operating Leases	Finance Leases	Total
2022	$15.6	$1.4	$17.0
2023	10.9	1.3	12.2
2024	7.4	0.9	8.3
2025	5.8	0.3	6.1
2026	5.4	0.2	5.6
After 2026	11.7	4.0	15.7
Total lease payments	56.8	8.1	64.9
Less: Interest	(5.7)	(2.6)	(8.3)
Present value of lease liabilities	$51.1	$5.5	$56.6

94	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Supplemental lease term and discount rate information related to leases is as follows:

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	5.7	7.1	7.8
Finance leases	16.7	5.3	6.4
Weighted-average discount rate
Operating leases	3.6%	3.7%	4.2%
Finance leases	3.1%	3.5%	4.0%

Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12.9	$14.8
Operating cash flows from finance leases	0.1	0.1
Financing cash flows from finance leases	1.0	1.6
Leased assets obtained in exchange for new operating lease liabilities	5.7	16.5
Leased assets obtained in exchange for new finance lease liabilities	2.2	1.8

6.    INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2021	December 31, 2020
Finished goods	$272.6	$250.9
Raw materials and supplies	49.1	47.8
Total inventories	$321.7	$298.7

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in millions):

	September 30, 2021	December 31, 2020
Land, buildings and structures and leasehold improvements	$539.3	$544.5
Machinery and equipment	1,062.9	1,035.4
Office furniture and equipment	55.7	50.7
Mineral interests	172.5	172.4
Construction in progress	44.8	43.7
	1,875.2	1,846.7
Less accumulated depreciation and depletion	(1,044.7)	(995.0)
Property, plant and equipment, net	$830.5	$851.7

95	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The cost of leased property, plant and equipment under finance leases included above was $7.9 million and $4.8 million with accumulated depreciation of $2.5 million and $1.5 million as of September 30, 2021 and December 31, 2020, respectively.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Lease Rights	Total
September 30, 2021
Gross intangible asset	$28.6	$24.3	$1.8	$54.7
Accumulated amortization	(6.2)	(17.3)	(0.7)	(24.2)
Net intangible assets	$22.4	$7.0	$1.1	$30.5

	Supply Agreement	SOP Production Rights	Lease Rights	Total
December 31, 2020
Gross intangible asset	$28.5	$24.3	$1.7	$54.5
Accumulated amortization	(5.7)	(16.6)	(0.6)	(22.9)
Net intangible assets	$22.8	$7.7	$1.1	$31.6

The estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Lease rights	25 years

None of the finite-lived intangible assets have a residual book value. Aggregate amortization expense was $1.2 million for the nine months ended September 30, 2021 and $1.6 million for the years ended December 31, 2020 and 2019, respectively, and is projected to be between $1 million and $2 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is 37 years.
In addition, the Company had water rights of $17.7 million as of September 30, 2021 and December 31, 2020, and trade names of $0.6 million as of September 30, 2021 and December 31, 2020, which have indefinite lives.
The Company has goodwill of $57.8 million and $55.7 million as of September 30, 2021 and December 31, 2020, respectively, in its Consolidated Balance Sheets. The Company has recorded goodwill of $51.8 million and $49.6 million as of September 30, 2021 and December 31, 2020, respectively, in its Plant Nutrition segment. The remaining amounts in both periods were immaterial and recorded in its corporate and other and Salt segment. The decrease in the balance of goodwill from December 31, 2020, was due to changes in foreign currency exchange rates.

9.    INCOME TAXES

The Company files tax returns in the U.S., Canada and the U.K. at the federal and local taxing jurisdictional levels. The Company’s U.S. federal tax returns for tax years 2017 forward remain open and subject to examination. Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

96	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes the Company’s income tax provision (in millions):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Current:
Federal	$4.9	$(25.2)	$(1.5)
State	0.1	—	1.3
Foreign	15.1	19.6	21.7
Total current	20.1	(5.6)	21.5
Deferred:
Federal	(4.0)	1.4	(7.8)
State	(2.9)	(1.5)	(1.3)
Foreign	1.0	7.6	(3.3)
Total deferred	(5.9)	7.5	(12.4)
Total provision for income taxes	$14.2	$1.9	$9.1

The following table summarizes components of earnings before income taxes and shows the tax effects of significant adjustments from the expected income tax expense computed at the federal statutory rate (in millions):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
U.S. (loss) income	$(27.6)	$(6.4)	$19.2
Foreign income	62.7	50.9	30.2
Earnings before income taxes	$35.1	$44.5	$49.4
Computed tax at the U.S. federal statutory rate of 21%	7.4	9.4	10.4
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	6.6	7.3	8.6
Percentage depletion in excess of basis	(1.7)	(4.4)	(5.8)
Non-deductible compensation	1.0	1.7	1.1
Other domestic tax reserves, net of reversals	0.5	(9.7)	0.2
State income taxes, net of federal income tax benefit	(1.1)	(1.3)	(0.8)
Change in valuation allowance on deferred tax asset	1.8	2.2	0.1
Interest expense recognition differences	(2.8)	(3.5)	(3.5)
GILTI/BEAT	2.5	2.5	0.4
Tax Cuts and Jobs Act of 2017	—	—	(0.2)
Tax on repatriated amounts	0.1	—	(0.8)
Other, net	(0.1)	(2.3)	(0.6)
Provision for income taxes	$14.2	$1.9	$9.1
Effective tax rate	40%	4%	18%

97	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Under U.S. GAAP, deferred tax assets and liabilities are recognized for the estimated future tax effects, based on enacted tax law, of temporary differences between the values of assets and liabilities recorded for financial reporting and tax purposes, and of net operating losses and other carryforwards. The significant components of the Company’s deferred tax assets and liabilities were as follows (in millions):

	September 30, 2021	December 31, 2020
Deferred tax assets:
Excess interest expense	$15.0	$9.9
Foreign tax credit	39.8	39.4
Right of use lease liability	9.8	11.7
Stock-based compensation	1.7	2.0
Other, net	10.9	11.0
Total deferred tax assets before valuation allowance	77.2	74.0
Valuation allowance	(43.7)	(42.0)
Total deferred tax assets	33.5	32.0
Deferred tax liabilities to be netted with deferred tax assets:
Property, plant and equipment	14.3	17.2
Right of use lease asset	9.8	11.7
Total deferred tax liabilities to be netted with deferred tax assets	24.1	28.9
Net noncurrent deferred tax assets	$9.4	$3.1

Deferred tax assets to be netted with deferred tax liabilities:
Net operating loss carryforwards	$0.9	$0.9
Right of use lease liability	2.5	1.9
Other, net	0.5	3.3
Total deferred tax assets before valuation allowance	3.9	6.1
Valuation allowance	(0.9)	(0.7)
Total deferred tax assets to be netted with deferred tax liabilities	3.0	5.4
Deferred tax liabilities:
Property, plant and equipment	52.2	51.2
Intangible asset	5.9	9.6
Right of use lease asset	2.5	1.9
Total deferred tax liabilities	60.6	62.7
Net deferred tax liabilities	$57.6	$57.3

At September 30, 2021 and December 31, 2020, the Company had $3.3 million and $3.4 million, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date, $0 million and $0.1 million, respectively, of gross foreign federal NOL carryforwards which expire in 2033 and $0.3 million and $0.2 million, respectively, of net operating tax-effected state NOL carryforwards which will expire beginning in 2027.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are, more likely than not to be realized. As of September 30, 2021 and December 31, 2020, the Company’s valuation allowance was $44.6 million and $42.7 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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

98	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense may result.
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, $29.0 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $1.2 million in the next twelve months largely as a result of tax returns being closed to future audits. In 2021, the Company’s income tax expense included a benefit of approximately $0.1 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Unrecognized tax benefits:
Balance at beginning of period	$37.9	$46.5	$49.7
Additions resulting from current year tax positions	—	—	0.2
Additions relating to tax positions taken in prior years	0.2	1.6	4.5
Reductions due to cash payments	—	—	(7.5)
Reductions relating to tax positions taken in prior years	—	(0.1)	(0.4)
Reductions due to expiration of tax years	(0.1)	(10.1)	—
Balance at end of period	$38.0	$37.9	$46.5

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, the Company accrued interest and penalties, net of reversals, of $2.6 million, $2.0 million and $4.8 million, respectively. As of September 30, 2021 and December 31, 2020, accrued interest and penalties included in the Consolidated Balance Sheets totaled $24.8 million and $22.2 million, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, in fiscal 2018, the Company revised its permanently reinvested assertion and now expects to repatriate approximately $150 million of unremitted foreign earnings on which $4.7 million of income tax expense has been recorded for foreign withholding tax and state income taxes. Additionally, the Company changed its permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from its U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. The Company intends to continue its permanently reinvested assertion on the remaining undistributed earnings of its foreign subsidiaries indefinitely. As of September 30, 2021, the Company has approximately $113.7 million of outside basis differences on which no deferred taxes have been recorded as the determination of the unrecognized deferred taxes is not practicable.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2016. The reassessments are a result of ongoing audits and total approximately $167.0 million, including interest, through September 30, 2021. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $120.7 million performance bond and has paid $39.2 million (most of which is recorded in other assets in the Consolidated Balance Sheets at September 30, 2021), which is necessary to proceed with future appeals or litigation.
The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.
The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of September 30, 2021, the Company believes it has adequately reserved for these reassessments.

99	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

Settlements
In fiscal 2017, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing for its fiscal 2007-2012 tax years. During fiscal 2018, in accordance with the agreement, the Company’s U.S. subsidiary made intercompany cash payments of $85.7 million to its Canadian subsidiary and tax payments were made to Canadian taxing authorities of $17.5 million. Additional tax payments of $5.3 million were made during fiscal 2019 with the remaining liability of $1.5 million expected to be paid in fiscal 2022. Corresponding tax refunds of $22.4 million have been received as of September 30, 2021, from U.S. taxing authorities with the remaining refund of approximately $0.7 million expected in fiscal 2022 (recorded in other current assets in the Consolidated Balance Sheets).
In fiscal 2018, the Company, the CRA and the IRS reached a settlement agreement on transfer pricing and management fees as part of an advanced pricing agreement that covers fiscal tax years 2013-2021. The income tax expense was previously recognized in fiscal 2017, however the recording of this settlement resulted in increased sales for the Company’s Canadian subsidiary of $106.1 million and offsetting expenses for its U.S. subsidiary in fiscal 2018 causing a domestic loss and significant foreign income. During fiscal 2019, in accordance with the settlement agreement, the Company’s U.S. subsidiary made intercompany cash payments of $106.1 million to its Canadian subsidiary and tax payments were made to Canadian taxing authorities of $29.9 million, with the remaining $1.4 million balance paid during fiscal 2020. Corresponding tax refunds of $60.0 million have been received as of September 30, 2021, from U.S. taxing authorities, with the remaining $1.7 million expected in fiscal 2022 (recorded in other current assets in the Consolidated Balance Sheets).

10.    PENSION PLANS AND OTHER BENEFITS

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

Asset Category	September 30, 2021	December 31, 2020
Cash and cash equivalents	1%	2%
Blended funds	49%	48%
Bond funds	50%	50%
Total	100%	100%

The fair value of the Company’s U.K. pension plan assets by asset category (see Note 16 for a discussion regarding fair value measurements) are as follows (in millions):

	September 30, 2021	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.0	$1.0	$—	$—
Blended funds(b)	34.0	—	34.0	—
Bond funds(c):
Treasuries	34.4	—	34.4	—
Total Pension Assets	$69.4	$1.0	$68.4	$—

100	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	December 31, 2020	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.3	$1.3	$—	$—
Blended funds(b)	34.9	—	34.9	—
Bond funds(c):
Treasuries	35.9	—	35.9	—
Total Pension Assets	$72.1	$1.3	$70.8	$—
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
(c)This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of September 30, 2021 and December 31, 2020.

As of September 30, 2021 and December 31, 2020, amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $5.5 million (including $6.4 million of accumulated loss less prior service cost of $0.9 million) and $9.4 million (including $10.4 million of accumulated loss less prior service cost of $1.0 million), respectively. During the nine months ended September 30, 2021, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net gains of $3.0 million, amortization of loss of $0.9 million, amortization of prior service cost of $(0.1) million, the impact of a tax rate change of $(0.6) million and foreign exchange of $0.8 million.
During the fiscal year ended December 31, 2020, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(2.9) million, amortization of loss of $0.8 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.3) million.
During the fiscal year ended December 31, 2019, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(2.4) million, amortization of loss of $0.4 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.3) million. The Company expects to recognize approximately $0.4 million ($0.5 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive loss as a component of net periodic pension cost in fiscal 2022. Total net periodic pension benefit in fiscal 2022 is expected to be $(0.4) million.
The assumptions used in determining pension information for the U.K. pension plan were as follows:

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Discount rate	1.90%	1.20%	2.00%
Expected return on plan assets	3.10%	3.10%	3.10%

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator. Management expects there will be no contributions during 2022. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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

101	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects to pay the following benefit payments (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2022	$3.7
2023	3.8
2024	3.8
2025	3.9
2026	4.0
2027-2031	21.9

The following table sets forth pension obligations and plan assets for the Company’s U.K. pension plan (in millions):

	September 30, 2021	December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of period	$73.3	$64.1
Interest cost	0.6	1.2
Actuarial (gain) loss	(4.6)	8.3
Plan amendment	—	0.1
Benefits paid	(2.8)	(2.9)
Currency fluctuation adjustment	(0.8)	2.5
Benefit obligation at end of period	65.7	73.3
Change in plan assets:
Fair value at beginning of period	72.1	65.6
Actual return	1.0	6.7
Company contributions	—	0.4
Currency fluctuation adjustment	(0.9)	2.3
Benefits paid	(2.8)	(2.9)
Fair value of plan assets at end of period	69.4	72.1
Overfunded (underfunded) status of the plan	$3.7	$(1.2)

The Company’s U.K. pension plan was overfunded as of September 30, 2021 and underfunded as of December 31, 2020, and accordingly, $3.7 million and $1.2 million has been recorded as a noncurrent asset and a noncurrent liability, respectively, in the Company’s Consolidated Balance Sheets. The accumulated benefit obligation for the U.K. pension plan was $65.7 million and $73.3 million as of September 30, 2021 and December 31, 2020, respectively. The plan assets were in excess of the accumulated benefit obligation as of September 30, 2021, but were less than the accumulated benefit obligation as of December 31, 2020. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.

102	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net periodic pension cost (benefit) were as follows (in millions):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Interest cost on projected benefit obligation	$0.6	$1.2	$1.7
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(1.6)	(1.9)	(2.2)
Plan amendment	—	0.1	—
Net amortization	1.1	1.0	0.5
Net periodic pension cost (benefit)	$—	$0.3	$(0.1)

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
The Company expects to pay the following payments for the Canadian Benefits (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2022	$0.6
2023	0.6
2024	0.6
2025	0.6
2026	0.6
2027-2031	3.2

The following table sets forth the Company’s benefit obligation (in millions):

	September 30, 2021	December 31, 2020
Change in benefit obligation:
Benefit obligation at beginning of period	$10.6	$9.4
Service cost	0.4	0.5
Interest cost	0.6	0.8
Benefits paid	(0.4)	(0.5)
Currency fluctuation adjustment	0.1	0.4
Benefit obligation at end of period	$11.3	$10.6

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

103	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

was $7.1 million, $12.5 million and $11.6 million for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively.
The Savings Plans include a non-qualified plan for certain executive officers and other key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company contributions despite the limitations imposed by current U.S. regulations for qualified plans. The Company’s contributions to the Savings Plans include Company matching contributions based on a percentage of the employee’s deferred salary, discretionary profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company matching contribution and discretionary profit sharing amounts according to the employee-designated investment specifications. As of September 30, 2021 and December 31, 2020, investments in marketable securities totaling $2.1 million and $1.9 million, respectively, were included in other noncurrent assets with a corresponding deferred compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets. Compensation expense recorded for the non-qualified plan was immaterial for each of the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, including amounts attributable to investment income, and was included in other, net in the Consolidated Statements of Operations.

11.    LONG TERM DEBT

Long-term debt consists of the following (in millions):

	September 30, 2021	December 31, 2020
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	80.8	390.0
Revolving Credit Facility due January 2025	88.4	130.3
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2023	26.8	51.2
	946.0	1,321.5
Less unamortized debt issuance costs	(10.6)	(12.4)
Total debt	935.4	1,309.1
Less current portion	—	(10.0)
Long-term debt	$935.4	$1,299.1

Credit Agreement
In November 2019, the Company entered into an agreement to amend and restate its credit agreement (the “2019 Credit Agreement”), which matures in January 2025. The 2019 Credit Agreement provides for senior secured financing consisting of a $400 million term loan facility and a $300 million revolving credit facility. The term loan is repayable in quarterly installments of interest and principal which began in March 2020 with principal payments equal to 2.5% per year during the first 2 years and 5% per year during the final 3 years. The Company may elect for the credit facility to bear interest at either an alternate base rate or an adjusted eurocurrency bank deposit rate plus, in each case, an interest rate margin, based upon a defined consolidated leverage ratio. The outstanding term loan can be prepaid at any time without penalty. Prior to the 2019 Credit Agreement, the Company’s credit agreement consisted of two senior secured term loans and a senior secured revolving credit facility which matured in July 2021. Interest on the Company’s borrowings under the previous outstanding credit agreement was variable based on either the London Inter-bank Offered Rate or a base rate (defined as the greater of a specified U.S. or Canadian prime lending rate or the federal funds effective rate, increased by 0.5%) plus a margin which was dependent upon the Company’s leverage ratio and the type of term loan borrowing. As of September 30, 2021, the weighted average interest rate was 2.4% on all borrowings outstanding under the 2019 Credit Agreement. Both credit agreements require the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total leverage ratio.
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

104	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

of $35.0 million. The Company also utilized an additional $265.0 million of the proceeds to pay down its term loan balance as required by the Credit Agreement.
In the first quarter of 2021, the Company made a $41.7 million required prepayment of its term loan for 2020 Excess Cash Flow (as such term is defined in the 2019 Credit Agreement). This prepayment, along with the prepayment made in the third quarter of 2021 described above, will reduce the future required term loan payments. As such, the Company will not have a scheduled term loan payment until January 2025. As of September 30, 2021, there was $88.4 million outstanding under the revolving credit facility and, after deducting outstanding letters of credit totaling $13.4 million, the Company’s borrowing availability was $198.2 million.
In connection with the 2019 Credit Agreement, the Company paid $4.1 million of fees ($3.8 million was capitalized as deferred financing costs with $0.3 million recorded as an expense). The Company also wrote-off $0.3 million of previously capitalized deferred financing costs as part of this refinancing in 2019.
The Company’s 2019 Credit Agreement borrowings are secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries. As of September 30, 2021, the Company was in compliance with each of its covenants under the 2019 Credit Agreement.

Senior Notes
In November 2019, the Company also issued $500 million 6.75% Senior Notes due December 2027 (the “6.75% Notes”), which are subordinate to the 2019 Credit Agreement borrowings. The 6.75% Notes are unsecured obligations and are guaranteed by certain of the Company’s domestic subsidiaries. Interest on the 6.75% Notes is due semi-annually in June and December beginning in fiscal 2020. The 6.75% Notes are subordinated to all existing and future indebtedness. In connection with the 6.75% Notes, the Company paid $8.2 million of fees, all of which were capitalized as deferred financing costs.
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
In connection with the AR Facility, two of the Company’s U.S. subsidiaries, from time to time, sell and contribute receivables and certain related assets to a special purposes entity and wholly-owned U.S. subsidiary of the Company (the “SPE”). The SPE finances its acquisition of the receivables by obtaining secured loans from PNC and the other lenders party to a receivables financing agreement. A U.S. subsidiary of the Company services the receivables on behalf of the SPE for a fee. In addition, the Company has agreed to guarantee the performance by its subsidiaries. The Company and its subsidiaries do not guarantee the loan principal or interest under the receivables financing agreement or the collectability of the receivables under the AR Facility. As of September 30, 2021, the Company received proceeds from the AR Facility in the amount of $26.8 million.
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

105	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Future maturities of long-term debt are as follows (in millions):

Fiscal Years Ending September 30:	Debt Maturity
2022	$—
2023	26.8
2024	250.0
2025	169.2
2026	—
Thereafter	500.0
Total	$946.0

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
The Division of Enforcement of the SEC is investigating the Company’s disclosures primarily concerning the operation of the Goderich mine, the current and former South American business, and related accounting and internal control matters including Salt interim inventory valuation methodology issues that were disclosed in the Company’s Form 10-K/A for the year ended December 31, 2020, and Form 10-Q/A for the quarter ended March 31, 2021, each filed with the SEC on September 3, 2021.
In connection with the SEC investigation, the Company’s former Senior Vice President, Salt, received a Wells Notice from the SEC staff on November 22, 2021, whereby the SEC staff has made a preliminary determination to recommend that the SEC take action against the former employee. The Company’s former President and Chief Executive Officer, its former Chairman of the Board (who also served as our Interim Chief Executive Officer), and its former Director of Investor Relations also each received or will have received a Wells Notice from the SEC staff on November 29, 2021. The Company expects that the SEC staff also will shortly issue a Wells Notice to its current Chief Financial Officer who, as previously disclosed, will transition to become its Chief Commercial Officer on December 1, 2021. We expect that the SEC staff also will shortly issue a Wells Notice to the Company.
The Company has cooperated with the SEC investigation and has recently initiated discussions with the SEC staff about the staff’s investigation with respect to the Company so as to gain a better understanding of specific details of the staff’s investigation. The Company does not agree with the positions taken by the SEC staff in these discussions, and intends to defend itself vigorously against the SEC staff’s claims. The Company is continuing discussions with the SEC staff, but there can be no assurance those discussions will result in a favorable resolution. Any resolution reached by the Company with the SEC staff would also be subject to approval by the SEC, and there can be no assurance that it would be approved.
The Company is unable to predict the outcome of the investigation or these discussions, or whether any potential resolution would have a material impact on the Company.
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
Approximately 40% of the Company’s global workforce is represented by collective bargaining agreements. Of the Company’s 12 collective bargaining agreements in effect on September 30, 2021, five will expire in fiscal 2022 (including one for the Cote Blanche mine, which expires on March 31, 2021), three will expire in fiscal 2023, and one will expire in each of fiscal 2024, 2025, 2026 and 2027.

106	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Commitments:
Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and SOP businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $13.6 million, $16.3 million and $16.3 million for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively.

Performance Bonds: The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, the Company has had no material penalties related to these sales contracts. At September 30, 2021, the Company had $195.3 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $9.2 million for 2022, $6.4 million in 2023, $5.5 million in 2024, $4.4 million in 2025, $4.0 million in 2026 and $11.2 million thereafter.

13.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. In connection with the planned and executed disposals discussed in Note 1 and Note 3, the Company identified two reportable segments as of March 31, 2021. The Specialty Businesses that comprised the Company’s former Plant Nutrition South America reportable segment and the North America micronutrient product business previously reported within the former Plant Nutrition North America reportable segment were classified as discontinued operations for all periods presented in its Consolidated Financial Statements in this Transition Report on Form 10-KT. As part of the Company’s strategic shift, the Company has renamed the former Plant Nutrition North America segment as the Plant Nutrition segment as of March 31, 2021.
For the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information as of and for the nine months ended September 30, is as follows (in millions):

2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$671.1	$156.8	$8.7	$836.6
Intersegment sales	—	4.5	(4.5)	—
Shipping and handling cost	198.8	21.3	—	220.1
Operating earnings (loss)	133.2	5.8	(60.0)	79.0
Depreciation, depletion and amortization	53.3	26.8	9.7	89.8
Total assets	1,040.2	458.9	121.9	1,621.0
Capital expenditures	42.0	18.3	5.4	65.7

107	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Segment information as of and for the fiscal years ended December 31, is as follows (in millions):

2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$779.4	$215.4	$10.1	$1,004.9
Intersegment sales	—	5.4	(5.4)	—
Shipping and handling cost	217.8	32.5	—	250.3
Operating earnings (loss)	161.0	15.3	(73.3)	103.0
Depreciation, depletion and amortization	66.6	37.7	13.5	117.8
Total assets	1,020.8	496.5	133.6	1,650.9
Capital expenditures	56.8	12.5	6.0	75.3

2019	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$889.5	$185.9	$9.7	$1,085.1
Intersegment sales	—	6.4	(6.4)	—
Shipping and handling cost	267.4	27.2	—	294.6
Operating earnings (loss)(b)	167.2	18.7	(66.3)	119.6
Depreciation, depletion and amortization	60.4	41.7	10.5	112.6
Total assets	1,056.3	543.2	85.9	1,685.4
Capital expenditures	65.9	15.2	6.5	87.6

Disaggregated revenue by product type is as follows (in millions):

Nine Months Ended September 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$440.2	$—	$—	$440.2
Consumer & Industrial Salt	230.9	—	—	230.9
SOP	—	161.3	—	161.3
Eliminations & Other	—	(4.5)	8.7	4.2
Sales to external customers	$671.1	$156.8	$8.7	$836.6

Fiscal Year Ended December 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$473.8	$—	$—	$473.8
Consumer & Industrial Salt	305.6	—	—	305.6
SOP	—	220.8	—	220.8
Eliminations & Other	—	(5.4)	10.1	4.7
Sales to external customers	$779.4	$215.4	$10.1	$1,004.9

108	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Fiscal Year Ended December 31, 2019	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$545.5	$—	$—	$545.5
Consumer & Industrial Salt	344.0	—	—	344.0
SOP	—	192.3	—	192.3
Eliminations & Other	—	(6.4)	9.7	3.3
Sales to external customers	$889.5	$185.9	$9.7	$1,085.1
(a)Corporate and Other includes corporate entities, records management operations and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.
(b)In fiscal 2019, operating results included $2.8 million of additional logistics costs related to Mississippi River flooding and $2.3 million of severance and other costs related to executive transition.

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Nine Months Ended	Fiscal Year Ended
Sales	September 30, 2021	December 31, 2020	December 31, 2019
United States(a)	$634.3	$747.8	$806.4
Canada	141.3	207.2	228.4
United Kingdom	57.5	41.6	45.0
Other	3.5	8.3	5.3
Total sales	$836.6	$1,004.9	$1,085.1

(a)United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area (in millions):

Long-Lived Assets	September 30, 2021	December 31, 2020	December 31, 2019
United States	$570.7	$524.9	$551.3
Canada	441.9	493.9	500.3
United Kingdom	70.9	73.9	71.4
Other	10.3	6.5	6.5
Total long-lived assets	$1,093.8	$1,099.2	$1,129.5

14.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $2.16 per share in the nine months ended 2021 and currently intends to continue paying quarterly cash dividends, and its Board of Directors declared a quarterly dividend of $0.15 per share payable December 20, 2021. See Note 19 for more information. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, capital allocation strategy, restrictions in its debt agreements (see Note 11) and other factors the Company’s Board of Directors deems relevant.

Non-Employee Director Compensation
Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. Beginning in May 2020, the annual fees related to the director’s equity compensation were granted in deferred stock units or restricted stock units and vest at the next annual meeting. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the director’s annual election. During the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020

109	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

and 2019, members of the Board of Directors were credited with 15,136, 42,313 and 33,883 deferred stock units, respectively. During the nine months ended September 30, 2021, and the fiscal year ended December 31, 2020, the directors were granted 4,917 and 3,750 restricted stock units, respectively. During the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, 19,828, 8,525 and 9,041 shares of common stock, respectively, were issued from treasury shares for director compensation.

Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

Equity Compensation Awards
In 2005, the Company adopted the 2005 Incentive Award Plan (as amended, the “2005 Plan”), which authorized the issuance of 3,240,000 shares of Company common stock. In May 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (as amended, the “2015 Plan”), which authorizes the issuance of 3,000,000 shares of Company common stock. Upon the approval of the 2015 Plan, the Company ceased issuing equity awards under the 2005 Plan. In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the issuance of 2,977,933 shares of Company common stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Plan. The 2005 Plan, 2015 Plan and 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including shares of common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units.

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
To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The weighted average assumptions and fair values for options granted is included in the following table.

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Fair value of options granted	$13.46	$10.91	$9.15
Expected term (years)	4.8	4.8	4.5
Expected volatility	36.1%	29.3%	28.0%
Dividend yield	3.7%	3.5%	4.1%
Risk-free interest rates	0.4%	1.6%	2.3%

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

110	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PSUs
Substantially all of the PSUs granted under the 2015 Plan and 2020 Plan are either total stockholder return PSUs (the “TSR PSUs”), return on invested capital PSUs (the “ROIC PSUs”) or adjusted earnings before interest, taxes, depreciation and amortization growth PSUs (“EBITDA Growth PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total stockholder return to the total stockholder return for each company comprising the Company’s peer group over the three-year performance period and may range from 0% to 150% or 0% to 200% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to EBITDA Growth PSUs is calculated based on the attainment of adjusted EBITDA growth during the performance period and may range from 0% to 300%.
EBITDA Growth PSUs granted in 2021 have a three-year performance period that begins in 2021 and ends in 2023 and vest in 2024. PSUs represent a target number of shares of Company common stock that may be earned before adjustment based upon the attainment of certain performance conditions. Holders of PSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are issued.
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
The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2018	708,746	$70.76	83,308	$65.75	126,638	$69.06
Granted	369,716	54.15	218,071	49.73	123,003	56.88
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(32,630)	66.95	—	—
Cancelled/Expired	(190,595)	69.06	(51,336)	54.87	(70,244)	67.20
Outstanding at December 31, 2019	887,867	$64.21	217,413	$52.07	179,397	$61.43
Granted	94,945	58.91	95,276	58.24	107,072	74.73
Exercised(a)	(4,454)	57.02	—	—	—	—
Released from restriction(a)	—	—	(76,570)	50.03	(11,575)	78.87
Cancelled/Expired	(109,586)	69.00	(28,137)	51.85	(33,100)	68.18
Outstanding at December 31, 2020	868,772	$63.06	207,982	$55.68	241,794	$65.57
Granted	120,602	63.14	95,287	63.52	96,002	63.14
Exercised(a)	(23,731)	59.81	—	—	—	—
Released from restriction(a)	—	—	(51,772)	53.37	(16,496)	69.71
Cancelled/Expired	(136,937)	72.79	(27,998)	60.13	(41,393)	62.77
Outstanding at September 30, 2021	828,706	$61.56	223,499	$59.00	279,907	$64.90
(a)Common stock issued for exercised options, vested RSUs and vested and earned PSUs were issued from treasury shares.

111	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of December 31, 2020, there were 868,772 options outstanding of which 496,715 were exercisable. The following table summarizes information about options outstanding and exercisable at September 30, 2021.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$53.75 - $54.38	252,245	4.6	$53.75	168,163	4.6	$53.75
$54.39 - $59.21	117,692	4.9	57.08	41,497	4.7	56.41
$59.22 - $61.32	144,046	3.5	59.50	123,097	3.5	59.50
$61.33 - $68.53	199,964	4.3	65.63	104,882	2.5	67.89
$68.54 - $91.75	114,759	1.1	78.82	114,043	1.1	78.88
Totals	828,706	3.9	$61.56	551,682	3.2	$63.12

During the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, the Company recorded compensation expense, inclusive of discontinued operations, of $8.7 million (includes $1.0 million paid in cash), $9.9 million (includes $0.5 million paid in cash) and $7.4 million (includes $1.1 million paid in cash), respectively, related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. The fair value of options vested was $1.6 million, $1.4 million and $0.8 million in 2021, 2020 and 2019, respectively.
As of September 30, 2021, unrecorded compensation cost related to non-vested awards of $10.6 million is expected to be recognized through 2024, with a weighted average period of 1.5 years.
The intrinsic value of stock options exercised during the nine months ended September 30, 2021 totaled $0.2 million and the values relating to fiscal years ended December 31, 2020 and 2019 each totaled less than $0.1 million. As of September 30, 2021, the intrinsic value of options outstanding totaled $4.4 million, of which 551,682 options with an intrinsic value of $2.7 million were exercisable. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of September 30, 2021.

Accumulated Other Comprehensive Loss
The Company’s comprehensive (loss) income is comprised of net earnings, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges, and foreign currency translation adjustments. The components of and changes in AOCL for the nine months ended September 30, 2021, and the fiscal year ended December 31, 2020 are as follows (in millions):

Nine Months Ended September 30, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.2	$(9.4)	$(294.6)	$(303.8)
Other comprehensive income before reclassifications(b)	5.4	3.1	44.4	52.9
Amounts reclassified from AOCL	(2.5)	0.9	142.0	140.4
Net current period other comprehensive income	2.9	4.0	186.4	193.3
Ending balance	$3.1	$(5.4)	$(108.2)	$(110.5)

Fiscal Year Ended December 31, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.6)	$(6.9)	$(184.7)	$(192.2)
Other comprehensive income (loss) before reclassifications(b)	3.9	(3.2)	(109.9)	(109.2)
Amounts reclassified from AOCL	(3.1)	0.7	—	(2.4)
Net current period other comprehensive income (loss)	0.8	(2.5)	(109.9)	(111.6)
Ending balance	$0.2	$(9.4)	$(294.6)	$(303.8)
(a)With the exception of the cumulative foreign currency translation adjustment, for which no tax effect is recorded, the changes in the components of AOCL presented in the table are reflected net of applicable income taxes.

112	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(b)The Company recorded foreign exchange losses of $17.7 million and $72.6 million in the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

Nine Months Ended September 30, 2021	Amount Reclassified from AOCL	Line Item Impacted in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(1.1)	Product cost
Foreign currency contracts	(2.5)	Interest expense
Income tax expense	1.1
Reclassifications, net of income taxes	(2.5)
Amortization of defined benefit pension:
Amortization of loss	$1.0	Product cost
Income tax benefit	(0.1)
Reclassifications, net of income taxes	0.9
Reclassifications, CTA due to sale of foreign entity	142.0
Total reclassifications, net of income taxes	$140.4

Fiscal Year Ended December 31, 2020	Amount Reclassified from AOCL	Line Item Impacted in the Consolidated Statement of Operations
Gains (losses) on cash flow hedges:
Natural gas instruments	$(1.0)	Product cost
Foreign currency contracts	(3.6)	Interest Expense
Income tax expense	1.5
Reclassifications, net of income taxes	(3.1)
Amortization of defined benefit pension:
Amortization of loss	$0.9	Product cost
Income tax benefit	(0.2)
Reclassifications, net of income taxes	0.7
Total reclassifications, net of income taxes	$(2.4)

15.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into immaterial foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets.
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

113	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Natural Gas Derivative Instruments
Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2021, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2022. As of September 30, 2021 and December 31, 2020, the Company had agreements in place to hedge forecasted natural gas purchases of 2.1 million and 2.5 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of September 30, 2021 and December 31, 2020, qualified and were designated as cash flow hedges. As of September 30, 2021, the Company expects to reclassify from accumulated other comprehensive loss to earnings during the next twelve months $3.7 million of net gains on derivative instruments related to its natural gas hedges.

Foreign Currency Instrument
In April 2021, the Company entered into a non-deliverable foreign currency forward selling R$500.0 million Brazilian reais to buy U.S. dollars. The forward matured on July 1, 2021, which coincided with the closing of the sale of the South America specialty plant nutrition business.

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
The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	September 30, 2021	Consolidated Balance Sheet Location	September 30, 2021
Commodity contracts	Other current assets	$4.0	Accrued expenses and other current liabilities	$0.3
Commodity contracts	Other assets	0.5	Other noncurrent liabilities	—
Total derivatives designated as hedging instruments(a)		$4.5		$0.3
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.3 million of its commodity contracts that are in payable positions against its contracts in receivable positions.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	December 31, 2020	Consolidated Balance Sheet Location	December 31, 2020
Commodity contracts	Other current assets	$0.4	Accrued expenses and other current liabilities	$0.1
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.2
Total derivatives designated as hedging instruments(a)		$0.5		$0.3
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.3 million of its commodity contracts that are in a receivable position against its contracts in payable positions.

114	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following tables present activity related to other comprehensive (loss) income before taxes (in millions):

		Nine Months Ended September 30, 2021
Derivatives in Cash Flow Hedging Relationships	Location of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(5.1)	$1.1
Total		$(5.1)	$1.1

		Fiscal Year Ended December 31, 2020
Derivatives in Cash Flow Hedging Relationships	Location of Gain Reclassified from Accumulated OCI Into Income Effective Portion)	Amount of Gain Recognized in OCI on Derivative (Effective Portion)	Amount of Gain Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(1.8)	$1.0
Total		$(1.8)	$1.0

16.    FAIR VALUE MEASUREMENTS

The Company’s financial instruments are measured and reported at their estimated fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs), or absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). Except as described below, the Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs).
The Company holds marketable securities associated with its Savings Plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 15). The fair value of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.
The estimated fair values for each type of instrument are presented below (in millions).

	September 30, 2021	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.1	$2.1	$—	$—
Derivatives – natural gas instruments, net	4.2	—	4.2	—
Total Assets	$6.3	$2.1	$4.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.1)	$(2.1)	$—	$—
Total Liabilities	$(2.1)	$(2.1)	$—	$—

(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 10% in the common stock of international companies, 15% in bond funds, 5% in short-term investments and 30% in blended funds.

115	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	December 31, 2020	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.9	$1.9	$—	$—
Derivatives – natural gas instruments, net	0.2	—	0.2	—
Total Assets	$2.1	$1.9	$0.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(1.9)	$(1.9)	$—	$—
Total Liabilities	$(1.9)	$(1.9)	$—	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 5% in the common stock of international companies, 15% in bond funds, 15% in short-term investments and 25% in blended funds.

Cash and cash equivalents, receivables (net of reserve for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.1 million and $1.9 million as of September 30, 2021 and December 31, 2020, respectively, are stated at fair value based on quoted market prices. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s fixed-rate 4.875% Notes, based on available trading information (Level 2), totaled $260.0 million and $260.3 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Company’s fixed-rate 6.75% Notes, based on available trading information (Level 2), totaled $532.9 million and $543.1 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at September 30, 2021 and December 31, 2020 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $166.6 million and $513.8 million, respectively, compared with the aggregate principal amount at maturity of $169.2 million and $520.3 million, respectively.
Management performed an analysis for its South America chemicals business as of September 30, 2021, which resulted in the recognition of a loss related to an adjustment to fair value less estimated costs to sell the business. The fair value measurements used in this analysis were a combination of Level 2 and Level 3 inputs. Refer to Note 3 for a discussion of fair value as it relates to the Company’s South America chemicals business.

116	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

17.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

	Nine Months Ended	Fiscal Year Ended
	September 30, 2021	December 31, 2020	December 31, 2019
Numerator:
Net earnings from continuing operations	$20.9	$42.6	$40.3
Less: Net earnings allocated to participating securities(a)	(0.9)	(1.1)	(0.9)
Net earnings from continuing operations available to common stockholders	20.0	41.5	39.4
Net (loss) earnings from discontinued operations available to common stockholders	(234.2)	20.5	20.5
Net (loss) earnings available to common stockholders	$(214.2)	$62.0	$59.9
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	34,013	33,928	33,882
Weighted average equity awards outstanding	50	—	—
Shares for diluted earnings per share	34,063	33,928	33,882

Basic net earnings from continuing operations per common share	$0.59	$1.22	$1.16
Basic net (loss) earnings from discontinued operations per common share	(6.89)	0.60	0.61
Basic net (loss) earnings per common share	$(6.30)	$1.83	$1.77

Diluted net earnings from continuing operations per common share	$0.58	$1.22	$1.16
Diluted net (loss) earnings from discontinued operations per common share	(6.89)	0.60	0.61
Diluted net (loss) earnings per common share	$(6.30)	$1.82	$1.76
(a)Participating securities include PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 426,000, 397,000 and 307,000 for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively.
(b)For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares. In addition, the Company had 1,062,000, 1,188,000 and 1,067,000 weighted options outstanding for the nine months ended September 30, 2021 and the fiscal years ended December 31, 2020 and 2019, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

117	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

18.    TRANSITION PERIOD COMPARATIVE DATA

As discussed in Note 1, this Transition Report on Form 10-KT includes financial information for the nine months ended September 30, 2021, and fiscal years ended December 31, 2020 and 2019. The Consolidated Statements of Operations and Cash Flows for the nine months ended September 30, 2021 and 2020, are summarized below. All data for the nine months ended September 30, 2020, are derived from the Company’s unaudited consolidated financial statements.

	Nine Months Ended
(in millions, except per share amounts)	September 30, 2021	September 30, 2020
		(Unaudited)
Sales	$836.6	$695.7
Shipping and handling cost	220.1	174.6
Product cost	444.8	359.8
Gross profit	171.7	161.3
Selling, general and administrative expenses	92.7	86.4
Operating earnings	79.0	74.9
Other expense (income):
Interest expense	44.3	47.2
Gain on foreign exchange	(0.6)	(10.8)
Other, net	0.2	0.3
Earnings from continuing operations before income taxes	35.1	38.2
Income tax expense for continuing operations	14.2	10.3
Net earnings from continuing operations	20.9	27.9
Net (loss) earnings from discontinued operations	(234.2)	7.1
Net (loss) earnings	$(213.3)	$35.0

Basic net earnings from continuing operations per common share	$0.59	$0.80
Basic net (loss) earnings from discontinued operations per common share	(6.89)	0.21
Basic net (loss) earnings per common share	$(6.30)	$1.01

Diluted net earnings from continuing operations per common share	$0.58	$0.79
Diluted net (loss) earnings from discontinued operations per common share	(6.89)	0.21
Diluted net (loss) earnings per common share	$(6.30)	$1.00

Weighted-average common shares outstanding (in thousands):
Basic	34,013	33,918
Diluted	34,063	33,918

118	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Nine Months Ended
(in millions)	September 30, 2021	September 30, 2020
		(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(213.3)	$35.0
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	94.6	103.6
Amortization of deferred financing costs	2.4	2.4
Refinancing of long-term debt	—	0.1
Stock-based compensation	7.7	7.2
Deferred income taxes	(29.5)	4.7
Unrealized foreign exchange gain	(17.9)	(8.4)
Loss on impairment of long-lived assets	300.0	—
Gain on disposition of assets	(27.3)	—
Other, net	(0.7)	5.3
Changes in operating assets and liabilities, net of sale of businesses:
Receivables	74.1	111.0
Inventories	(52.3)	(107.6)
Other assets	(14.7)	11.0
Accounts payable and accrued expenses and other current liabilities	49.2	21.8
Other liabilities	(9.6)	2.4
Net cash provided by operating activities	162.7	188.5
Cash flows from investing activities:
Capital expenditures	(71.8)	(62.9)
Proceeds from sale of businesses	348.6	—
Other, net	(0.6)	(2.3)
Net cash provided by (used in) investing activities	276.2	(65.2)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	349.4	144.3
Principal payments on revolving credit facility borrowings	(391.3)	(204.1)
Proceeds from issuance of long-term debt	70.9	66.1
Principal payments on long-term debt	(394.8)	(46.7)
Dividends paid	(73.1)	(74.2)
Deferred financing costs	(0.1)	(1.1)
Proceeds from stock option exercised	1.4	—
Shares withheld to satisfy employee tax obligations	(1.2)	(1.2)
Other, net	(0.8)	(1.4)
Net cash used in financing activities	(439.6)	(118.3)
Effect of exchange rate changes on cash and cash equivalents	0.7	(5.6)
Net change in cash and cash equivalents	—	(0.6)
Cash and cash equivalents, beginning of the year	21.0	34.7
Cash and cash equivalents, end of period	21.0	34.1
Less: cash and cash equivalents included in current assets held for sale	(2.9)	(25.3)
Cash and cash equivalents of continuing operations, end of period	$18.1	$8.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$38.6	$43.3
Income taxes paid, net of refunds	$41.8	$(18.5)

119	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

19.    SUBSEQUENT EVENT

Dividend Declared:
On November 14, 2021, the Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s outstanding common stock, a decrease of 80% from the quarterly cash dividends paid in 2021 of $0.72 per share. The dividend will be paid on December 20, 2021, to stockholders of record as of the close of business on December 10, 2021.

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
In connection with the preparation of this Transition Report on Form 10-KT, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer as of September 30, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2021, due to the material weakness described below. Notwithstanding such material weakness in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Transition Report on Form 10-KT present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management conducted an evaluation and reassessed the effectiveness of the Company’s internal control over financial reporting. Based on its evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of September 30, 2021. The Company did not have properly designed controls and policies to identify inventory variances at interim reporting dates that were required to be capitalized into its salt inventory. Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s consolidated financial statements for each of the two years in the period ended December 31, 2020 and the nine month period ended September 30, 2021, and has

120	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

also audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. These reports are included in this Transition Report on Form 10-KT.

Remediation Efforts and Status of Material Weakness
The Company is continuing to assess and is in the process of enhancing the design of certain internal controls over financial reporting related to accounting for inventory in interim periods under ASC Topic 330 – Inventory and ASC Topic 270 - Interim Reporting in accordance with a remediation plan for the material weakness, which includes updating the Company’s interim inventory valuation policy and subsequent application of the policy. These enhanced controls will continue to be implemented and will be tested for effectiveness in future periods.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than as discussed above.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the Company’s executive officers is included in Part I to this Form 10-KT under the caption “Information about our Executive Officers” and is incorporated herein by reference.
The information required by this item will be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” and “Board of Directors and Board Committees” in the Company’s proxy statement for its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) and is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Fiscal 2021 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans will be included under the caption “Equity Compensation Tables” in the 2022 Proxy Statement and is incorporated herein by reference.

121	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 13.    CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Proposal 4—Ratification of Appointment of Independent Auditors” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page

Management’s Report on Internal Controls Over Financial Reporting	120

Reports of Independent Registered Public Accounting Firm	75

Consolidated Balance Sheets as of September 30, 2021 and December 30, 2020	79

Consolidated Statements of Operations for the nine months ended September 30, 2021 and for the fiscal years ended December 31, 2020 and 2019 December 31, 2021	80

Consolidated Statements of Comprehensive (Loss) Income for the nine months ended September 30, 2021 and for the fiscal years ended December 31, 2020 and 2019	81

Consolidated Statements of Stockholders’ Equity for nine months ended September 30, 2021 and for the fiscal years ended December 31, 2020 and 2019	82

Consolidated Statements of Cash Flows for nine months ended September 30, 2021 and for the fiscal years ended December 31, 2020 and 2019	83

Notes to Consolidated Financial Statements	84

Schedule II – Valuation Reserves	123

122	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
September 30, 2021, December 31, 2020 and 2019

Description (in millions)	Balance at the Beginning of the Period	Additions Charged to Expense	Deductions(1)	Balance at the End of the Period
Deducted from Receivables — Allowance for Doubtful Accounts
September 30, 2021	$3.9	$2.3	$(3.2)	$3.0
December 31, 2020	2.6	5.6	(4.3)	3.9
December 31, 2019	2.1	0.7	(0.2)	2.6
Deducted from Deferred Income Taxes — Valuation Allowance
September 30, 2021	$42.7	$1.9	$—	$44.6
December 31, 2020	39.9	2.8	—	42.7
December 31, 2019	39.6	0.3	—	39.9
(1)Deduction for purposes for which reserve was created.

123	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

2.6
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

124	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.4
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

10.5
Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.6
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

10.12+
Amendment to 2012 and 2013 Independent Director Deferred Stock Award Agreement for Eric Ford (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.13+
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

10.17+
2020 Form of Non-Employee Director Award Grant Notice (DSUs) (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.18+
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

10.21+
Summary of Non-Employee Director Compensation, as of January 1, 2019 (incorporated by reference to Exhibit 10.21 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.22+
Summary of Non-Employee Director Compensation, as of January 1, 2021 (incorporated by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2020).

10.23+
Summary of Non-Employee Director Compensation, as of May 18, 2021 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2021).

10.24+
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 26, 2009).

125	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

10.32+
Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-23852, filed on May 14, 2020).

10.33+
2014 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.34+
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

10.36+	2017 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.37+	2020 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.38+	2020 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.39+	2021 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 5, 2021).
10.40+
2018 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.41+
2020 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.7 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2020).

10.42*	Fiscal 2022 Form of Performance Stock Unit Grant Notice (rTSR).
10.43+
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

10.46+
2019 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.45 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.47+
2020 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).

10.48+
Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.46 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017).

126	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

10.49+
Addendum to Claims Procedure, effective April 1, 2018, to Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.50+	2020 Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.51+	2020 Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.52+
Compass Minerals International, Inc. Executive Severance Plan, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on December 19, 2018).

10.53+
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

10.55+
Letter Agreement, effective July 15, 2019, between Compass Minerals International, Inc. and George J. Schuller, Jr. (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 18, 2019).

10.56+
Final Release and Waiver of Claims, dated February 24, 2020, between Compass Minerals International, Inc. and Angela Y. Jones (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.57+
Consulting Agreement, dated May 17, 2021, between Compass Minerals International, Inc. and Valdemar L. Fischer (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

10.58+	Good Reason Acknowledgment (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).
10.59+
Letter Agreement, effective October 22, 2021, between Compass Minerals International Inc. and Lorin Crenshaw (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on October 27, 2021).

10.60+
Form of Final Release and Waiver of Claims between Compass Minerals International Inc. and S. Bradley Griffith (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on October 27, 2021).

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
96.1
Technical Report Summary relating to potassium and sulfate of potash mineral resources and reserves at the Ogden facility, dated November 29, 2021 (incorporated herein by reference to Exhibit 96.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on November 29, 2021).

96.2
Technical Report Summary relating to lithium mineral resource at the Ogden facility, dated July 13, 2021 (incorporated herein by reference to Exhibit 96.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on November 29, 2021).

96.3*	Technical Report Summary relating to the Cote Blanche mine, dated November 29, 2021.
96.4*	Technical Report Summary relating to the Goderich mine, dated November 29, 2021.
101**
The following financial statements from the Compass Minerals International, Inc.’s Transition Report on Form 10-KT for the nine months ended September 30, 2021, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
+    Management contracts and compensatory plans or arrangements.

127	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 16.    FORM 10-KT SUMMARY

None.

128	2021 FORM 10-KT

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

November 29, 2021	By:	/s/ James D. Standen
James D. Standen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 29, 2021.

	Signature	Capacity

	/s/ Kevin S. Crutchfield	President and CEO and Director
	Kevin S. Crutchfield	(Principal Executive Officer)

	/s/ James D. Standen	Chief Financial Officer
	James D. Standen	(Principal Financial and Accounting Officer)

	*	Director
Eric Ford

	*	Director
Gareth T. Joyce

	*	Director
Joseph E. Reece

	*	Director
Allan R. Rothwell

	*	Director
Lori A. Walker

	*	Director
Paul S. Williams

	*	Director
Amy J. Yoder

* By:	/s/ Mary L. Frontczak
Mary L. Frontczak
Attorney-in Fact

129	2021 FORM 10-KT