Form 10-Q
period 2021-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2022-02-08
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 4, 2022, was 34,099,521 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	December 31, 2021	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$20.3	$18.1
Receivables, less allowance for doubtful accounts of $3.8 at December 31, 2021 and $3.0 at September 30, 2021	199.7	132.8
Inventories	307.7	321.7
Current assets held for sale	5.7	9.9
Other	51.8	48.9
Total current assets	585.2	531.4
Property, plant and equipment, net	814.3	830.5
Intangible assets, net	48.2	48.8
Goodwill	57.7	57.8
Equity method investments	33.4	5.8
Other	154.3	156.6
Total assets	$1,693.1	$1,630.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	99.8	90.0
Accrued salaries and wages	16.9	20.7
Accrued interest	8.9	14.3
Current liabilities held for sale	9.4	9.6
Accrued expenses and other current liabilities	62.4	60.8
Total current liabilities	197.4	195.4
Long-term debt, net of current portion	1,004.9	935.4
Deferred income taxes, net	57.8	57.6
Other noncurrent liabilities	145.0	149.4
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	139.7	136.3
Treasury stock, at cost — 1,302,757 shares at December 31, 2021 and 1,313,690 shares at September 30, 2021	(5.5)	(5.5)
Retained earnings	269.6	272.4
Accumulated other comprehensive loss	(116.2)	(110.5)
Total stockholders’ equity	288.0	293.1
Total liabilities and stockholders’ equity	$1,693.1	$1,630.9
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended December 31,
	2021	2020
Sales	$331.5	$309.2
Shipping and handling cost	95.7	75.7
Product cost	175.9	175.0
Gross profit	59.9	58.5
Selling, general and administrative expenses	39.5	30.4
Operating earnings	20.4	28.1

Other expense (income):
Interest expense	13.9	15.5
(Gain) loss on foreign exchange	(0.4)	6.2
Other expense, net	0.2	0.1
Earnings from continuing operations before income taxes	6.7	6.3
Income tax benefit from continuing operations	(1.2)	(8.4)
Net earnings from continuing operations	7.9	14.7
Net (loss) earnings from discontinued operations	(5.5)	13.4
Net earnings	$2.4	$28.1

Basic net earnings from continuing operations per common share	$0.23	$0.42
Basic net (loss) earnings from discontinued operations per common share	(0.16)	0.40
Basic net earnings per common share	$0.07	$0.82

Diluted net earnings from continuing operations per common share	$0.23	$0.42
Diluted net (loss) earnings from discontinued operations per common share	(0.16)	0.40
Diluted net earnings per common share	$0.07	$0.81

Weighted-average common shares outstanding (in thousands):
Basic	34,060	33,958
Diluted	34,089	33,977
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended December 31,
	2021	2020
Net earnings	$2.4	$28.1
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension obligations, net of tax of $0.0 and $0.9 for the three months ended December 31, 2021 and 2020, respectively	0.1	(3.0)
Unrealized (loss) gain on cash flow hedges, net of tax of $0.7 and $(0.3) the three months ended December 31, 2021 and 2020, respectively	(2.0)	0.7
Cumulative translation adjustment	(3.8)	55.2
Comprehensive (loss) income	$(3.3)	$81.0
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2021 and 2020
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$272.4	$(110.5)	$293.1
Comprehensive income (loss)	—	—	—	2.4	(5.7)	(3.3)
Dividends on common stock ($0.15 per share)	—	(0.1)	—	(5.2)	—	(5.3)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	3.3	—	—	—	3.3
Balance, December 31, 2021	$0.4	$139.7	$(5.5)	$269.6	$(116.2)	$288.0

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2020	$0.4	$124.5	$(4.4)	$556.1	$(356.7)	$319.9
Comprehensive income	—	—	—	28.1	52.9	81.0
Dividends on common stock ($0.72 per share)	—	0.2	—	(25.1)	—	(24.9)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock options exercised, net of shares withheld for taxes		0.2	—	—	—	0.2
Stock-based compensation	—	2.2	—	—	—	2.2
Balance, December 31, 2020	$0.4	$127.0	$(4.4)	$559.1	$(303.8)	$378.3
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$2.4	$28.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	28.3	34.3
Amortization of deferred financing costs	0.7	0.8
Stock-based compensation	3.3	2.2
Deferred income taxes	(1.4)	0.5
Unrealized foreign exchange loss	2.2	5.6
Loss on impairment of long-lived assets	8.4	—
Other, net	0.5	0.1
Changes in operating assets and liabilities, net of sale:
Receivables	(68.8)	(91.5)
Inventories	12.6	30.6
Other assets	(1.2)	11.6
Accounts payable and accrued expenses and other current liabilities	2.7	(25.5)
Other liabilities	(4.0)	(10.1)
Net cash used in operating activities	(14.3)	(13.3)
Cash flows from investing activities:
Capital expenditures	(14.5)	(22.0)
Equity method investments	(28.2)	(0.8)
Other, net	1.5	(0.2)
Net cash used in investing activities	(41.2)	(23.0)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	162.4	155.7
Principal payments on revolving credit facility borrowings	(122.8)	(125.6)
Proceeds from issuance of long-term debt	32.5	49.7
Principal payments on long-term debt	(3.3)	(32.5)
Dividends paid	(5.3)	(24.9)
Proceeds from stock option exercised	0.2	0.2
Shares withheld to satisfy employee tax obligations	—	(0.1)
Other, net	(0.4)	(0.4)
Net cash provided by financing activities	63.3	22.1
Effect of exchange rate changes on cash and cash equivalents	0.1	1.1
Net change in cash and cash equivalents	7.9	(13.1)
Cash and cash equivalents, beginning of the year	21.0	34.1
Cash and cash equivalents, end of period	28.9	21.0
Less: cash and cash equivalents included in current assets held for sale	(8.6)	(10.5)
Cash and cash equivalents of continuing operations, end of period	$20.3	$10.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18.6	$21.8
Income taxes paid, net of refunds	$5.5	$8.2
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading producer of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Its plant nutrition business is the leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services to businesses located in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company uses the equity method of accounting for equity securities when it has significant influence or when it has more than a minor ownership interest or more than minor influence over an investee’s operations but does not have a controlling financial interest. Initial investments are recorded at cost (including certain transaction costs) and are adjusted by the Company’s share of the investees’ undistributed earnings and losses. Any difference in the Company’s cost in comparison to its underlying interest in the net assets of equity method companies that is allocated to intangible assets is amortized over the estimated useful lives of the related intangible assets.

The Company’s investment in Fortress North America, LLC (“Fortress”) is accounted for under the equity method of accounting. On November 2, 2021, the Company announced a $45 million equity investment in Fortress, building upon a previous $5 million investment as part of the Company’s strategy to strengthen and grow its essential minerals business. Fortress is a development stage company that intends to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires. As of December 31, 2021, the Company had invested $32 million in Fortress in exchange for an ownership interest of approximately 37%. In January 2022, the Company invested the remaining $18 million of its total $50 million investment bringing its ownership interest in Fortress to approximately 45%. Under the equity method of accounting, the Company reflects its proportionate share of the income or loss of Fortress, net of tax, in its results each period on a one quarter reporting lag. For the quarter ended December 31, 2021 and the fiscal year ended September 30, 2021, the Company recorded immaterial losses as its share of Fortress’ net losses for each period presented.

The carrying value of the Company’s equity investment in Fortress is in excess of its share of Fortress’s net book value by approximately $30 million as of December 31, 2021. The Company’s initial estimates indicate this primarily represents incremental value attributable to intangible assets and goodwill that has not been recognized in the financial statements of Fortress. The Company has the right to purchase units from other Fortress unit holders, subject to certain conditions. Additionally, the Company has the right of first refusal to purchase all or any portion of any available Fortress units, subject to certain conditions.

The balance of the Company’s net investment in Fortress of $31.4 million and $3.9 million is recorded in equity method investments in the Consolidated Balance Sheets as of December 31, 2021 and September 30, 2021, respectively. The Company also has other immaterial equity investments of $2.0 million and $1.9 million as of December 31, 2021 and September 30, 2021, respectively.

During 2021, the Company transitioned to a September 30 fiscal year end. The nine-month period from January 1, 2021 to September 30, 2021, served as a transition period, and the Company filed one-time, nine-month transitional financial statements for the transition period in a Transition Report on Form 10-KT filed with the Securities and Exchange Commission (the “SEC”) on November 30, 2021. Prior to the transition period, the Company’s fiscal year was the calendar year ending on December 31. The Company’s fiscal year 2022 (or “fiscal 2022”) commenced on October 1, 2021 and ends on September 30, 2022.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the transition period ended September 30, 2021, as filed with the SEC in its Transition Report on Form 10-KT on November 30, 2021. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in its sales, including its deicing salt product sales. As a result, Salt segment sales and operating income are generally higher in the first and second fiscal quarters (ending December 31 and March 31) and lower during the third and fourth fiscal quarters (ending June 30 and September 30) of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the products are used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the first, third and fourth fiscal quarters (ending December 31, June 30 and September 30) to meet the estimated requirements for the winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The Company’s plant nutrition business is also seasonal. As a result, the Company and its customers generally build inventories during the plant nutrition business’ low demand periods of the year (which are typically winter and summer, but can vary due to weather and other factors) to ensure timely product availability during the peak sales seasons (which are typically spring and autumn, but can also vary due to weather and other factors).

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Part II, Item 8 of its Transition Report on Form 10-KT for the transition period ended September 30, 2021. The Company reports its financial results from discontinued operations and continuing operations separately to recognize the financial impact of disposal transactions apart from ongoing operations. Discontinued operations reporting occurs when a component or a group of components of an entity has been disposed or classified as held for sale and represents a strategic shift that has a major effect on the entity’s operations and financial results. In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 for information on discontinued operations and Note 10 for information on the Company’s reportable segments.

Recent Accounting Pronouncements

The Company has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies through the filing date of these unaudited consolidated financial statements and does not believe the future adoption of any such pronouncements will have a material impact on its consolidated financial statements.

Strategic Evaluation and Plan to Sell Businesses
During fiscal 2020, the Company initiated an evaluation of the strategic fit of certain of the Company’s businesses. On February 16, 2021, the Company announced its plan to restructure its former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including its chemicals and specialty plant nutrition businesses, along with the Company’s equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize its asset base in North America, the Company evaluated the strategic fit of its North America micronutrient product business. On March 16, 2021, the Board of     Directors of the Company approved a plan to sell the Company’s South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses. Prior to March 31, 2021, the South America chemicals and specialty plant nutrition businesses and investment in Fermavi were reported as the Company’s Plant Nutrition South America segment. Prior to March 31, 2021, the North America micronutrient product business was included with the Company’s Plant Nutrition North America segment, which has been renamed the Plant Nutrition segment as of March 31, 2021. As of December 31, 2021, the Company has two reportable segments, Salt and Plant Nutrition, as discussed further in Note 10.

The Company concluded that the Specialty Businesses met the criteria for classification as held for sale upon receiving approval from its Board of Directors to sell the Specialty Businesses in the quarter ended March 31, 2021. In addition, the Company believes there is a single disposal plan representing a strategic shift that will have a material effect on its operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
discontinued operations in accordance with U.S. GAAP. Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented. Interest expense attributed to discontinued operations represents interest expense for loans in Brazil by the Company’s South America chemicals and specialty plant nutrition businesses, which were fully repaid from proceeds received from the Company’s sale of its South America specialty plant nutrition businesses.

As described further in Note 2, on May 4, 2021, July 1, 2021 and August 20, 2021, the Company completed the sales of a component of its North America micronutrient business, its South America specialty plant nutrition business and its investment in Fermavi, respectively. In the quarter ended June 30, 2021, the Company abandoned the remaining inventory of its North America micronutrient product business and has reclassified its remaining product lines as discontinued operations for all periods presented. The Company continues to actively pursue the sale of the South America chemicals business and believes the sale is probable to occur within the next twelve months.

Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.

2.    Discontinued Operations:

On March 23, 2021, the Company entered into a definitive agreement to sell its South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing the Company received gross proceeds of approximately $421.1 million, following a reduction in proceeds of $6.2 million in working capital adjustments (finalized in the quarter ended September 30, 2021), comprised of cash in the amount of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltda. The terms of the definitive agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in fiscal 2022 and which will be calculated on a sliding scale if the South America specialty plant nutrition business achieves certain full-calendar year 2021 earnings before interest, taxes, depreciation and amortization (“EBITDA”) performance targets. The Brazil debt was deducted from gross proceeds from the transaction. At the closing of the transaction, the parties also entered into a Reverse Transition Services Agreement, which governs the parties’ respective rights and obligations with respect to the provision of certain transition services to the Company’s Brazil subsidiaries after closing. The Reverse Transition Services Agreement has a term of 18 months and allows the Company’s remaining Brazil subsidiaries to assign their rights and obligations with respect to the transition services to any buyer of a sufficient portion of their assets.

On April 7, 2021, the Company entered into a definitive agreement to sell a component of its North America micronutrient business (primarily consisting of intangible assets and certain inventory of the business) to Koch Agronomic Services, LLC, a subsidiary of Koch Industries, through an asset purchase and sale agreement. On May 4, 2021, the Company completed the sale for approximately $56.7 million and paid fees totaling $0.5 million. The Company recognized a gain from the sale of $30.6 million, net of $2.8 million from the release of accumulated currency translation adjustment (“CTA”) upon substantial liquidation of the business.

On June 28, 2021, the Company entered into a definitive agreement to sell its investment in Fermavi for R$45 million Brazilian reais (including R$30 million Brazilian reais of deferred purchase price). The transaction closed on August 20, 2021. Upon closing, the Company received gross proceeds of approximately $2.9 million and recorded a discounted deferred proceeds receivable of approximately $4.8 million (based on exchange rates at the time of closing).

In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an impairment analysis when its Board of Directors committed to a plan to sell the Specialty Businesses and the Company will update the analysis each quarter until the Company’s South America chemicals business is sold. Accordingly, management evaluated indicators of fair value of the Company’s South America chemicals business as of December 31, 2021, including indications of fair value received from third parties in connection with the marketing of the remaining business. The amount of CTA loss within accumulated other comprehensive loss (“AOCL”) on the Company’s Consolidated Balance Sheets related to the South America chemical business was considered in the Company’s determination of the adjustment to fair value less estimated costs to sell.

The Company recorded a loss on the sale of its South American specialty plant nutrition business and its investment in Fermavi totaling approximately $209.8 million and a non-cash impairment loss for the remaining chemical business of approximately $98.6 million (including $8.4 million recorded in the first quarter of fiscal 2022), which included the effect of the significant

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
weakening of the Brazilian real against the U.S. dollar. These losses were partially offset by a gain of approximately $30.6 million from the sale of a component of the North America micronutrient business in fiscal 2021.

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

The following table represents summarized Consolidated Balance Sheet information of assets and liabilities held for sale (in millions):

	December 31, 2021	September 30, 2021
Cash and cash equivalents	$8.6	$2.9
Receivables, less allowance for doubtful accounts of $0.2 at both December 31, 2021 and September 30, 2021, respectively	14.6	13.7
Inventories	8.1	7.7
Property, plant and equipment, net	34.2	35.6
Goodwill	32.5	33.3
Loss recognized on held for sale classification	(98.6)	(90.2)
Other	6.3	6.9
Current assets held for sale	$5.7	$9.9

Current portion of long-term debt	$—	$—
Accounts payable	4.6	5.9
Accrued expenses and other current liabilities	4.8	3.7
Current liabilities held for sale	$9.4	$9.6

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	Three Months Ended December 31,
	2021	2020
Sales	$22.4	$111.9
Shipping and handling cost	1.2	4.9
Product cost	10.9	71.4
Gross profit	10.3	35.6
Selling, general and administrative expenses	1.6	15.1
Operating earnings	8.7	20.5
Interest expense	—	2.5
Loss (gain) on foreign exchange	3.1	(1.4)
Net loss on adjustment to fair value less estimated costs to sell	8.4	—
Other income, net	(0.2)	(0.7)
(Loss) earnings from discontinued operations before income taxes	(2.6)	20.1
Income tax expense	2.9	6.7
Net (loss) earnings from discontinued operations	$(5.5)	$13.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The significant components included in     the Company’s Consolidated Statements of Cash Flows for discontinued operations are as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Depreciation, depletion and amortization	$—	$4.2
Loss on impairment of long-lived assets	8.4	—
Capital expenditures	(0.7)	(3.7)
Proceeds from issuance of long-term debt	—	19.5
Principal payments on long-term debt	—	(23.0)

3.    Revenues:

Nature of Products and Services

The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softeners, and agricultural and industrial applications. The Company’s Plant Nutrition segment produces and markets SOP in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. In the U.K., the Company operates a records management business utilizing excavated areas of its Winsford salt mine with one other location in London, England.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

See Note 10 for disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	December 31, 2021	September 30, 2021
Finished goods	$249.7	$272.6
Raw materials and supplies	58.0	49.1
Total inventories	$307.7	$321.7

5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	December 31, 2021	September 30, 2021
Land, buildings and structures, and leasehold improvements	$537.8	$539.3
Machinery and equipment	1,063.0	1,062.9
Office furniture and equipment	55.9	55.7
Mineral interests	172.0	172.5
Construction in progress	51.9	44.8
	1,880.6	1,875.2
Less: accumulated depreciation and depletion	(1,066.3)	(1,044.7)
Property, plant and equipment, net	$814.3	$830.5

6.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended December 31,
	2021	2020
Aggregate amortization expense	$0.4	$0.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Amounts related to the Company’s goodwill are as follows (in millions):

	December 31, 2021	September 30, 2021
Plant Nutrition Segment	$51.7	$51.8
Other	6.0	6.0
Total	$57.7	$57.8
The change in goodwill between September 30, 2021, and December 31, 2021 was primarily due to the impact from translating foreign-denominated amounts to U.S. dollars. As of December 31, 2021, there were no indicators necessitating an interim impairment test of the Company’s operating segments based on the Company’s review of operating performance.

7.    Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, global intangible low-taxed income and interest expense recognition differences for book and tax purposes.

As of December 31, 2021, and September 30, 2021, the Company had $3.3 million of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $0.3 million of net operating tax-effected state NOL carryforwards which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2016. The reassessments are a result of ongoing audits and total $167.0 million, including interest, through December 31, 2021. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $134.3 million performance bond and has paid $38.8 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at December 31, 2021, and September 30, 2021), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of December 31, 2021, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Transition Report on Form 10-KT for the transition period ended September 30, 2021.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
8.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	December 31, 2021	September 30, 2021
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	77.5	80.8
Revolving Credit Facility due January 2025	128.0	88.4
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2023	59.3	26.8
	1,014.8	946.0
Less unamortized debt issuance costs	(9.9)	(10.6)
Total debt	1,004.9	935.4
Less current portion	—	—
Long-term debt	$1,004.9	$935.4

As of December 31, 2021, the term loan and revolving credit facility under the Company’s credit agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of December 31, 2021, the weighted average interest rate on all borrowings outstanding under the term loan and revolving credit facility under the Company’s credit agreement was approximately 2.1%.

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

The Division of Enforcement of the SEC is investigating the Company’s disclosures primarily concerning the operation of the Goderich mine, the current and former South American business, and related accounting and internal control matters including Salt interim inventory valuation methodology issues that were disclosed in the Company’s Form 10-K/A for the year ended December 31, 2020, and Form 10-Q/A for the quarter ended March 31, 2021, each filed with the SEC on September 3, 2021.

In connection with the SEC investigation, the Company’s former Senior Vice President, Salt, received a Wells Notice from the SEC staff on November 22, 2021. The Company’s former President and Chief Executive Officer, its former Chairman of the Board (who also served as its Interim Chief Executive Officer), and its former Director of Investor Relations also each received a Wells Notice from the SEC staff on November 29, 2021. The Company’s Chief Commercial Officer (who previously served as its Chief Financial Officer) received a Wells Notice from the SEC staff on November 30, 2021 and the Company received a Wells Notice from the SEC staff on December 1, 2021. A Wells Notice is a notice from the SEC staff that it has made a preliminary determination to recommend that the SEC take action against a person or company.

The Company has cooperated with the SEC investigation and initiated discussions with the SEC staff about the staff’s investigation with respect to the Company so as to gain a better understanding of specific details of the staff’s investigation. The Company does not agree with the positions taken by the SEC staff in these discussions, and is vigorously defending itself against the SEC staff’s claims. The Company is continuing discussions with the SEC staff, but there can be no assurance those discussions will result in a favorable resolution. Any resolution reached by the Company with the SEC staff would also be subject to approval by the SEC, and there can be no assurance that it would be approved.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The Company is unable to predict the outcome of the SEC investigation or these discussions, or whether any potential resolution would have a material impact on the Company.

The Company is also involved in legal and administrative proceedings and claims of various types from the ordinary course of the Company’s business.

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceeding and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position, except as otherwise described in Note 7 and this Note 9.

10.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. In connection with the planned and executed business disposals discussed in Note 1 and Note 2, the Company has identified two reportable segments. The Specialty Businesses that comprised the Company’s former Plant Nutrition South America reportable segment and the North America micronutrient product business previously reported within the former Plant Nutrition North America reportable segment were classified as discontinued operations for all periods presented in its Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As part of the Company’s strategic shift, the Company renamed the former Plant Nutrition North America segment as the Plant Nutrition segment.

For the three months ended December 31, 2021 and 2020, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP.

Segment information is as follows (in millions):

Three Months Ended December 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$273.9	$54.6	$3.0	$331.5
Intersegment sales	—	2.4	(2.4)	—
Shipping and handling cost	88.4	7.3	—	95.7
Operating earnings (loss)(b)	39.4	9.5	(28.5)	20.4
Depreciation, depletion and amortization	16.2	8.8	3.3	28.3
Total assets (as of end of period)	1,035.4	445.3	206.7	1,687.4

Three Months Ended December 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$228.5	$78.2	$2.5	$309.2
Intersegment sales	—	2.4	(2.4)	—
Shipping and handling cost	63.9	11.8	—	75.7
Operating earnings (loss)(b)	44.5	3.3	(19.7)	28.1
Depreciation, depletion and amortization	17.4	9.0	3.7	30.1
Total assets (as of end of period)	1,018.8	495.6	136.5	1,650.9

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Disaggregated revenue by product type is as follows (in millions):

Three Months Ended December 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$163.7	$—	$—	$163.7
Consumer & Industrial Salt	110.2	—	—	110.2
SOP	—	57.0	—	57.0
Eliminations & Other	—	(2.4)	3.0	0.6
Sales to external customers	$273.9	$54.6	$3.0	$331.5

Three Months Ended December 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$130.5	$—	$—	$130.5
Consumer & Industrial Salt	98.0	—	—	98.0
SOP	—	80.6	—	80.6
Eliminations & Other	—	(2.4)	2.5	0.1
Sales to external customers	$228.5	$78.2	$2.5	$309.2
(a)Corporate and Other includes corporate entities, records management operations, equity method investments and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, lithium-related expenses, as well as costs for the human resources, information technology, legal and finance functions.
(b)Corporate operating results for the three months ended December 31, 2021 include executive transition costs of $3.3 million and costs related to the ongoing SEC investigation of $3.1 million and $1.6 million for the three months ended December 31, 2021 and 2020, respectively. Refer to Note 9 for more information regarding the SEC investigation.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended December 31,
Revenue	2021	2020
United States(a)	$221.3	$223.6
Canada	89.4	72.4
United Kingdom	19.8	10.3
Other	1.0	2.9
Total revenue	$331.5	$309.2
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
To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The fair value and inputs used to calculate fair value for options granted for the three months ended December 31, 2021, are included in the table below:

Fair value of options granted	$16.80
Exercise price	$74.46
Expected term (years)	4.75
Expected volatility	37.8%
Dividend yield	4.0%
Risk-free rate of return	1.1%

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

PSUs

Substantially all of the PSUs granted under the 2015 Plan and the 2020 Plan are either total stockholder return PSUs (“TSR PSUs”), return on invested capital PSUs (“ROIC PSUs”) or adjusted earnings before interest, taxes, depreciation and amortization growth PSUs (“EBITDA Growth PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total stockholder return to the total stockholder return for each company comprising the Company’s peer group over a two or three-year performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to ROIC PSUs is calculated based on the average of the Company’s annual return on invested capital for each year in the three-year performance period and may range from 0% to 200% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to EBITDA Growth PSUs is calculated based on the attainment of adjusted EBITDA growth during the performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions.

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

To estimate the fair value of the TSR PSUs on the grant date for accounting purposes, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the Company’s peer group. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the peer group. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the ROIC PSUs and EBITDA Growth PSUs. The Company will adjust the expense of the ROIC PSUs and EBITDA Growth PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.

During the three months ended December 31, 2021, the Company reissued the following number of shares from treasury stock: 2,432 shares related to the exercise of stock options, 2,467 shares related to the release of RSUs which vested, 0 shares related to the release of PSUs which vested, and 6,759 shares related to stock payments. In fiscal 2021, the Company issued 94,236 net shares from treasury stock. The Company withheld a total of 725 shares with a fair value of $0.1 million related to the vesting of RSUs, PSUs, and stock payments during the three months ended December 31, 2021. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax benefit of $0.1 million from its equity compensation awards as a decrease to income tax

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
expense during the three months ended December 31, 2021. During the three months ended December 31, 2021 and 2020, the Company recorded $4.7 million (includes $1.4 million paid in cash) and $2.2 million (includes $0.0 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended December 31, 2021:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2021	828,706	$61.56	223,499	$59.00	279,907	$64.90
Granted	70,748	74.46	85,979	69.66	111,879	79.02
Exercised(b)	(2,432)	70.48	—	—	—	—
Released from restriction(b)	—	—	(2,467)	55.40	—	—
Cancelled/expired	(7,836)	64.00	(25,230)	61.08	(34,783)	71.74
Outstanding at December 31, 2021	889,186	$62.54	281,781	$62.10	357,003	$68.66
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.
(b)Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL are as follows (in millions):

Three Months Ended December 31, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$3.1	$(5.4)	$(108.2)	$(110.5)
Other comprehensive loss before reclassifications(b)	(0.9)	—	(3.8)	(4.7)
Amounts reclassified from AOCL	(1.1)	0.1	—	(1.0)
Net current period other comprehensive (loss) income	(2.0)	0.1	(3.8)	(5.7)
Ending balance	$1.1	$(5.3)	$(112.0)	$(116.2)

Three Months Ended December 31, 2020(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.5)	$(6.4)	$(349.8)	$(356.7)
Other comprehensive income (loss) before reclassifications(b)	0.8	(3.2)	55.2	52.8
Amounts reclassified from AOCL	(0.1)	0.2	—	0.1
Net current period other comprehensive income (loss)	0.7	(3.0)	55.2	52.9
Ending balance	$0.2	$(9.4)	$(294.6)	$(303.8)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange income of $1.2 million and $24.2 million in the three months ended December 31, 2021 and 2020, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The amounts reclassified from AOCL to expense (income) for the three months ended December 31, 2021 and 2020, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended December 31,		Line Item Impacted in the Consolidated Statements of Operations
	2021	2020
Losses on cash flow hedges:
Natural gas instruments	$(1.5)	$(0.2)	Product cost
Income tax expense	0.4	0.1
Reclassifications, net of income taxes	(1.1)	(0.1)
Amortization of defined benefit pension:
Amortization of loss	0.1	0.3	Product cost
Income tax benefit	—	(0.1)
Reclassifications, net of income taxes	0.1	0.2
Total reclassifications, net of income taxes	$(1.0)	$0.1

12.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into immaterial foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of December 31, 2021 and September 30, 2021 were not material.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2021, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2022. As of December 31, 2021 and September 30, 2021, the Company had agreements in place to hedge forecasted natural gas purchases of 1.4 million and 2.1 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of December 31, 2021 and September 30, 2021 qualified and were designated as cash flow hedges. As of December 31, 2021, the Company expects to reclassify from AOCL to earnings during the next twelve months $1.6 million of net gains on derivative instruments related to its natural gas hedges. Refer to Note 13 for the estimated fair value of the Company’s natural gas derivative instruments as of December 31, 2021 and September 30, 2021.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
13.    Fair Value Measurements:

The Company’s financial instruments are measured and reported at their estimated fair values. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs) or, absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). Except as described below, the Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs).

The Company holds marketable securities associated with its defined contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 12). The fair values of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

The estimated fair values for each type of instrument are presented below (in millions):

	December 31, 2021	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.1	$2.1	$—	$—
Derivatives – natural gas instruments, net	1.6	—	1.6	—
Total Assets	$3.7	$2.1	$1.6	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.1)	$(2.1)	$—	$—
Total Liabilities	$(2.1)	$(2.1)	$—	$—
(a)Includes mutual fund investments of approximately 35% in common stock of large-cap U.S. companies, 5% in common stock of small to mid-cap U.S. companies, 10% in international companies, 15% in bond funds, 5% in short-term investments and 30% in blended funds.

	September 30, 2021	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.1	$2.1	$—	$—
Derivatives – natural gas instruments, net	4.2	—	4.2	—
Total Assets	$6.3	$2.1	$4.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.1)	$(2.1)	$—	$—
Total Liabilities	$(2.1)	$(2.1)	$—	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 10% in the common stock of international companies, 15% in bond funds, 5% in short-term investments and 30% in blended funds.

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.1 million at both December 31, 2021 and September 30, 2021, are stated at fair value based on quoted market prices. As of December 31, 2021 and September 30, 2021, the estimated fair value of the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $254.6 million and $260.0 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of December 31, 2021 and September 30, 2021, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $529.4 million and $532.9 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at December 31, 2021 and September 30, 2021 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $202.1 million and $166.6 million, respectively, compared with the aggregate principal amount at maturity of $205.5 million and $169.2 million, respectively.

Management performed an analysis for the Company’s South America chemicals business as of December 31, 2021, which resulted in the recognition of a loss related to an adjustment to fair value less estimated costs to sell the business. The fair value

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
measurements used in this analysis were a combination of Level 2 and Level 3 inputs. Refer to Note 2 for a discussion of fair value as it relates to the Company’s South America chemicals business.

14.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended December 31,
	2021	2020
Numerator:
Net earnings from continuing operations	$7.9	$14.7
Less: net earnings allocated to participating securities(a)	(0.1)	(0.4)
Net earnings from continuing operations available to common stockholders	7.8	14.3
Net (loss) earnings from discontinued operations available to common stockholders	(5.5)	13.4
Net earnings available to common stockholders	$2.3	$27.7

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	34,060	33,958
Weighted-average awards outstanding(b)	29	19
Shares for diluted earnings per share	34,089	33,977

Basic net earnings from continuing operations per common share	$0.23	$0.42
Basic net (loss) earnings from discontinued operations per common share	(0.16)	0.40
Basic net earnings per common share	$0.07	$0.82

Diluted net earnings from continuing operations per common share	$0.23	$0.42
Diluted net (loss) earnings from discontinued operations per common share	(0.16)	0.40
Diluted net earnings per common share	$0.07	$0.81
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 430,000 and 378,000 weighted participating securities for the three months ended December 31, 2021 and 2020, respectively.
(b)For the calculation of diluted net earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,097,000 and 1,088,000 weighted-average equity awards outstanding for the three months ended December 31, 2021 and 2020, respectively, that were anti-dilutive.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; uncertainties in estimating our economically recoverable reserves and resources; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; financial assurance requirements; risks related to the potential phasing out of LIBOR; the impact of competition on the sales of our products; risks associated with

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
our international operations and sales, including changes in currency exchange rates and inflation risks; increasing costs or a lack of availability of transportation services, equipment, raw materials or other supplies; the seasonal demand for our products; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; compliance with environmental, health and safety laws and regulations; environmental liabilities; product liability claims and product recalls; changes in laws, industry standards and regulatory requirements; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; the impact of the COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats; our ability to successfully implement our strategies including the timing and outcome of the potential sale of our Brazil chemical solutions business; plans to develop our lithium resource, including market entry; the useful life of our mine properties; our expectation of extending the Goderich mineral lease; conversion of mineral resources into mineral reserves; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; the impact of Brazil currency changes on the earn-out consideration we may be entitled to receive with respect to the sale of our South America specialty plant nutrition business; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Transition Report on Form 10-KT for the transition period ended September 30, 2021.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our outlook, including expected sales volumes and prices; existing or potential capital expenditures; capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments and tax refunds; funding obligations for our United Kingdom (“U.K.”) pension plan; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation; the seasonality of our business; the effects of climate change; and the impact of the COVID-19 pandemic on us. These forward-looking statements are only predictions. Actual events or results may differ materially.

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

As described further in Item 1, Note 2 to the Consolidated Financial Statements, on March 23, 2021, April 7, 2021 and June 28, 2021, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Fiscal Year

During 2021, we transitioned to a September 30 fiscal year end. The nine-month period from January 1, 2021 to September 30, 2021, served as a transition period, and we filed one-time, nine-month transitional financial statements for the transition period in a Transition Report on Form 10-KT filed with the SEC on November 30, 2021. Prior to the transition period, our fiscal year was the calendar year ending on December 31. Our fiscal year 2022 (or “fiscal 2022”) commenced on October 1, 2021 and ends on September 30, 2022.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, Note 2 to the Consolidated Financial Statements included in our Transition Report on Form 10-KT for the transition period ended September 30, 2021, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a further description of our critical accounting policies, see Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of December 31, 2021, we operated 12 production and packaging facilities (excluding 3 production facilities in South America that are part of our discontinued operations), including:
•The largest rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;
•A solar evaporation facility located near Ogden, Utah, which is both the largest sulfate of potash specialty fertilizer production site and the largest solar salt production site in the Western Hemisphere; and
•Several mechanical evaporation facilities producing consumer and industrial salt.

In March 2021, we concluded that certain of our assets met the criteria for classification as held for sale and discontinued operations. As a result, we are now presenting two reportable segments in continuing operations, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment) in this Form 10-Q. See Item 1, Note 10 to the Consolidated Financial Statements for more information. Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.

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

Our Plant Nutrition segment produces and markets SOP products in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three months ended December 31, 2020 and 2021, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31
* Refer to “—Reconciliation of Net Earnings from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

COMMENTARY: THREE MONTHS ENDED DECEMBER 31, 2020 AND 2021

•Total sales increased 7%, or $22.3 million, due to an increase in our Salt segment, which was partially offset by a decrease in our Plant Nutrition segment.
•Operating earnings decreased 27%, or $7.7 million, partially due to an increase in corporate SG&A expenses which include executive transition costs, costs related to our lithium project and increased legal expenses related to the SEC investigation and a decrease in our Salt segment’s operating earnings. An increase in Plant Nutrition operating earnings partially offset the decrease in total operating earnings.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 6%, or $3.6 million.
•Diluted net loss per share decreased $0.19 to $0.23.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

THREE MONTHS ENDED DECEMBER 31
COMMENTARY: THREE MONTHS ENDED DECEMBER 31, 2020 AND 2021

Gross Profit: Increased 2%, or $1.4 million; Gross Margin decreased 1 percentage point to 18%
•Salt segment gross profit decreased $4.2 million primarily due to higher per-unit logistics and consumer and industrial product costs, which were partially offset by higher sales volumes.
•The gross profit of the Plant Nutrition segment increased $5.3 million due to higher average sales prices, which were partially offset by lower sales volumes and higher per-unit logistics and product costs.

OTHER EXPENSES AND INCOME

COMMENTARY: THREE MONTHS ENDED DECEMBER 31, 2020 AND 2021

SG&A: Increased $9.1 million; increased 2.1 percentage points as a percentage of sales from 9.8% to 11.9%
•The increase in SG&A expense was primarily due to executive transition costs, costs related to our lithium project and increased legal expenses related to the SEC investigation.

Interest Expense: Decreased $1.6 million to $13.9 million
•The decrease was primarily due to a decrease in our borrowings outstanding under our credit agreement.

(Gain) Loss on Foreign Exchange: Decreased $6.6 million from a loss of $6.2 million to a gain of $0.4 million
•We realized foreign exchange gains of $0.4 million in the first quarter of fiscal 2022 compared to losses of $6.2 million in the same quarter of the prior fiscal year primarily due to changes in foreign currency exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Other Expense: Increased $0.1 million from $0.1 million to $0.2 million
•The increase in other expense is primarily due to our share of losses in the current period related to our equity investments.

Income Tax Benefit: Decreased $7.2 million from $8.4 million to $1.2 million
•Income tax benefit decreased in the first quarter of fiscal 2022 compared to the same quarter of the prior fiscal year due primarily to the release of domestic tax reserves in the prior fiscal year exceeding the tax reserves released in the first quarter of fiscal 2022.
•Our effective tax rate decreased from a benefit of 133% in the prior fiscal year to a benefit of 18% in the first quarter of fiscal 2022. Our effective tax rate in the prior fiscal year was impacted by the release of domestic tax reserves due to statute expirations. Our effective tax rate in the first quarter of fiscal 2022 was impacted by the release of domestic and foreign tax reserves due to statute expirations and a shift in the mix of income between the U.S. and Canada.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes, executive compensation and interest expense recognition differences for tax and financial reporting purposes.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Net (Loss) Earnings from Discontinued Operations: Decreased from income of $13.4 million to loss of $5.5 million
•The net loss from our discontinued operations includes only the results from our chemical business in South America for the three months ended December 31, 2021, but includes the results of all the South America businesses and the specialty plant nutrition businesses in the same period of the prior fiscal year. Refer to Item 1, Note 2 for additional details.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. The results of operations of the records management business and other incidental revenues, include sales of $3.0 million and $2.5 million for the three months ended December 31, 2021 and 2020, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE MONTHS ENDED DECEMBER 31

	2021	2020
Salt Sales (in millions)	$273.9	$228.5
Salt Operating Earnings (in millions)	$39.4	$44.5
Salt Sales Volumes (thousands of tons)
Highway deicing	2,807	2,204
Consumer and industrial	633	579
Total tons sold	3,440	2,783
Average Salt Sales Price (per ton)
Highway deicing	$58.34	$59.20
Consumer and industrial	$174.00	$169.30
Combined	$79.63	$82.10
COMMENTARY: THREE MONTHS ENDED DECEMBER 31, 2020 AND 2021

•Salt sales increased 20%, or $45.4 million, primarily due to higher Salt sales volumes.
•Average sales prices decreased 3% due to the higher proportion of highway deicing salt but contributed $0.5 million to the increase in Salt sales due to higher average sales prices for consumer and industrial products, which were offset by lower highway deicing average sales prices.
•Highway deicing average sales prices decreased 1% primarily due to lower North American highway deicing contract prices for the fiscal 2022 winter season. Consumer and industrial average sales prices increased 3% due to product sales mix and an increase in sales prices in the first quarter of 2022 taken to offset the impact of inflation.
•Salt sales volumes increased 24%, or 657,000 tons, which contributed $44.9 million to the sales increase. Highway deicing sales volumes increased 27%, primarily as a result of higher commitment volumes for the fiscal 2022 winter season and higher sales volumes in the U.K. in the first quarter of 2022. Consumer and industrial sales volumes

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
increased 9%, primarily due to higher deicing sales volumes as the impact of the COVID-19 pandemic negatively impacted sales volumes in the same period of the prior fiscal year.
•Salt operating earnings decreased 11%, or $5.1 million, primarily due to higher per-unit shipping and handling costs, consumer and industrial product costs and lower average sales prices, partially offset by higher sales volumes. We are experiencing higher freight costs and inflationary pressures for certain materials and supplies that were not recovered through increased sales prices during the period.

Plant Nutrition

THREE MONTHS ENDED DECEMBER 31

	2021	2020
Plant Nutrition Sales (in millions)	$54.6	$78.2
Plant Nutrition Operating Earnings (in millions)	$9.5	$3.3
Plant Nutrition Sales Volumes (thousands of tons)	83	143
Plant Nutrition Average Sales Price (per ton)	$660	$548
COMMENTARY: THREE MONTHS ENDED DECEMBER 31, 2020 AND 2021

•Plant Nutrition sales decreased 30%, or $23.6 million due to lower sales volumes, which were partially offset by higher average sales prices.
•Plant Nutrition sales volumes were lower than the same period of the prior fiscal year as the prior period volumes were higher than average and feedstock inconsistencies over the past year have reduced available inventory levels. The decline in sales volume reduced sales by $32.9 million.
•Plant Nutrition average sales prices increased 20%, which offset the decrease in sales by $9.3 million.
•Plant Nutrition operating earnings increased $6.2 million to $9.5 million primarily due to higher average sales prices, which were partially offset by higher per-unit logistics costs and higher per-unit product costs resulting primarily from higher energy and other input costs.

Fiscal 2022 Outlook as of December 31, 2021

•We expect Salt segment sales volumes for fiscal 2022 to range from 11.8 million tons to 12.8 million tons.
•Plant Nutrition segment sales volumes for fiscal 2022 are expected to range from 280,000 tons to 320,000 tons.
•Fiscal 2022 capital expenditures are expected to be in the $100 million to $110 million range.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2021, we had $16.4 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.7 million of income tax expense has been recorded for foreign withholding tax and state income taxes as of December 31, 2021. Additionally, we changed our permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from our U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. During fiscal 2018, we reached a settlement agreement with federal Canadian and U.S. tax authorities on transfer pricing and management fees as part of an advanced pricing agreement covering our fiscal 2013-2021 tax years. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 1, Note 7 of our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.

Cash and cash equivalents as of December 31, 2021, of $28.9 million included cash held by our South America chemical business held for sale of $8.6 million. We used $14.3 million of operating cash flows during the three months ended December 31, 2021, reflecting increases in our working capital. During the period ended December 31, 2021, we used cash on hand and availability under our revolving credit facility and AR securitization to invest $28.2 million in an equity investment, to fund capital expenditures of $14.5 million and pay dividends on our common stock of $5.3 million. Cash and cash equivalents from continuing operations of $20.3 million increased $2.2 million from September 30, 2021. Cash flows used in continuing operations totaled $19.3 million during the three months ended December 31, 2021, including income from continuing operations of $7.9 million which included depreciation, depletion and amortization of $28.3 million, and a net working capital increase of $60.9 million driven by the seasonality of our Salt business. Our working capital increase primarily reflected the higher level of receivables as of December 31, 2021 compared to September 30, 2021 primarily due to the effect of seasonality on our Salt business as the higher level of sales during the winter season begins in the first quarter (ending December 31) of each fiscal year, which increases our December 31 receivables balance.

As of December 31, 2021, we had $1.01 billion of outstanding indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $205.5 million of borrowings outstanding under our senior secured credit facilities, consisting of $77.5 million of term loans and $128.0 million borrowed against our revolving credit facility), and $59.3 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 8 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $13.4 million as of December 31, 2021, reduced available borrowing capacity under our revolving credit facility to $158.6 million.

On March 23, 2021, we entered into a definitive agreement to sell our South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing we received gross proceeds of approximately $421.1 million, following a reduction in proceeds of $6.2 million in working capital adjustments (finalized during the quarter ended September 30, 2021), comprised of cash in the amount of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltd. The terms of the definitive agreement provide for an additional earn-out payment of up to R$88 million Brazilian reais, payable in fiscal 2022 and calculated on a sliding scale, if the South America specialty plant nutrition business achieves certain full-year 2021 EBITDA performance targets. The Brazilian debt was deducted from gross proceeds from the transaction.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

On April 7, 2021, we entered into a definitive agreement to sell a component of our North America micronutrient business to Koch Agronomic Services, LLC, a subsidiary of Koch Industries. On May 4, 2021, we completed the sale for approximately $56.7 million and we paid fees totaling $0.5 million.

On June 28, 2021, we entered into a definitive agreement to sell our investment in Fermavi for R$45 million Brazilian reais (including R$30 million Brazilian reais of deferred purchase price due in annual installments through August 2025). The transaction closed on August 20, 2021, and we received cash proceeds of approximately $2.9 million.

We recorded a loss on the sales of the South American specialty plant nutrition business and investment in Fermavi totaling approximately $209.8 million and a non-cash impairment loss for the remaining chemical business of approximately $98.6 million which includes the effect of the significant weakening of the Brazilian real against the U.S. dollar. These losses were partially offset by approximately $30.6 million gain from the sale of a component of the North America micronutrient business.

In July 2021, we utilized cash proceeds from the sales noted above to repay amounts borrowed against our revolving credit facility of $35.0 million. An additional $265.0 million of proceeds was utilized to pay down our term loan balance.

In the quarter ended March 31, 2021, we also made a $41.7 million required prepayment of our term loan for 2020 Excess Cash Flow (as such term is defined in the credit agreement). This prepayment, along with the prepayment made in the last quarter of fiscal 2021 described above, will reduce the future required term loan payments. As such, we do not have a scheduled term loan payment until January 2025.

In the future, including in fiscal 2022, we may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes.

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

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of our credit agreement governing our credit facilities, including the total leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indenture governing our 4.875% Senior Notes due July 2024 and our 6.75% Senior Notes due December 2027, which limit the amount of dividends we can pay to our stockholders. Although we are in compliance with our debt covenants as of December 31, 2021, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled principal or interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

We manage our capital allocation considering our long term strategic objectives and spending required to sustain our business. We announced on November 15, 2021, that we reduced our dividend by approximately 80% to provide additional liquidity to

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
support the business and invest in strategic expansion opportunities. We expect to reinvest the cash we anticipate retaining from this dividend reduction toward an expansion of our product portfolio, continued investment in our existing core assets and other uses. While our equipment and facilities are generally not impacted by rapid technology changes, our operations require refurbishments and replacements to maintain structural integrity and reliable production and shipping capabilities. When possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending. For fiscal 2022 we have allocated approximately $15 million of our planned capital spending to upgrade the barge dock at our Cote Blanche mine and have incorporated efficiency and safety features into the design. Additionally, we intend to continue to develop our recently identified lithium resource at our Ogden facility and have allocated approximately $15 million of capital in fiscal 2022 for the construction of a direct lithium extraction plant. These large projects are expected to be balanced with other sustaining and efficiency projects totaling approximately $100 to $110 million in fiscal 2022. We expect to achieve market entry with a lithium product by 2025 and expect significant capital and other expenditures would be required to achieve this market entry; however, the full amount of this expenditure is currently unknown and will depend on a number of factors, including the outcome of our strategic evaluation of development options for our lithium resource. For more information, refer to Part I, Item 1A, “Risk Factors” in our Form 10-KT for the for the transition period ended September 30, 2021.

On November 2, 2021, we announced a $45 million equity investment in Fortress North America, LLC (“Fortress”), building upon a previous $5 million investment. As of December 31, 2021, we had invested $32 million in Fortress and in January 2022, we invested the remaining $18 million of our planned $50 million investment bringing our Fortress ownership interest to 45%. Fortress is a development stage company that intends to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires. We may make further investments in Fortress or make other acquisitions to grow our business.

The table below provides a summary of our cash flows by category, including cash flows from discontinued operations:

THREE MONTHS ENDED DECEMBER 31, 2021	THREE MONTHS ENDED DECEMBER 31, 2020
Operating Activities:
Net cash used in operating activities were $14.3 million	Net cash used in operating activities were $13.3 million
» Net earnings were $2.4 million.	» Net earnings were $28.1 million.
» Non-cash depreciation and amortization expense was $28.3 million.	» Non-cash depreciation and amortization expense was $34.3 million.
» Working capital items were a use of operating cash flows of $58.7 million.	» Working capital items were a use of operating cash flows of $84.9 million.
Investing Activities:
Net cash flows used in investing activities were $41.2 million	Net cash flows used in investing activities were $23.0 million
» Net cash flows used in investing activities included equity method investments of $28.2 million.	» Net cash flows used by investing activities included $22.0 million of capital expenditures.
» Included $14.5 million of capital expenditures.
Financing Activities:
Net cash flows provided by financing activities were $63.3 million	Net cash flows provided by financing activities were $22.1 million
» Included net proceeds from the issuance of debt of $68.8 million.	» Included net proceeds from the issuance of debt of $47.3 million.
» Net cash flows provided by financing activities were partially offset by the payment of dividends of $5.3 million.	» Net cash flows provided by financing activities were partially offset by the payment of dividends of $24.9 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our cash flows during the three months ended December 31 of each year reflect the seasonal increase in accounts receivable due to the beginning of the winter season. However, due to the sale of certain of the Specialty Businesses as previously discussed, our accounts receivable growth was less than the prior fiscal year along with fewer payments against accounts payable and accrued liabilities. The divestitures also has similarly reduced our other working capital accounts.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, (gain) loss on foreign exchange and other (income) expense. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended December 31,
	2021	2020
Net earnings from continuing operations	$7.9	$14.7
Interest expense	13.9	15.5
Income tax benefit	(1.2)	(8.4)
Depreciation, depletion and amortization	28.3	30.1
EBITDA from continuing operations	48.9	51.9
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	3.2	2.1
(Gain) loss on foreign exchange	(0.4)	6.2
Executive transition costs(a)	3.8	—
Legal costs related to SEC investigation(b)	3.1	1.6
Other (income) expense, net	(0.2)	0.2
Adjusted EBITDA from continuing operations	58.4	62.0
Adjusted EBITDA from discontinued operations	8.6	25.7
Adjusted EBITDA including discontinued operations	$67.0	$87.7
(a)We incurred severance and other costs related to executive transition.
(b)We incurred costs related to the ongoing SEC investigation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Historically, inflation has not had a significant impact on our operations. However, we are experiencing increases in freight rates, prices for energy and input items and other material costs that have not been entirely recovered through price increases for our products. Our efforts to recover inflation-based cost increases may be hampered as a result of the competitive industries, economic conditions and countries in which we operate and accordingly may result in a material impact on our financial results.

Seasonality

We experience a substantial amount of seasonality in our sales, including our salt deicing product sales. Consequently, our Salt segment sales and operating income are generally higher in the first and second fiscal quarters (ending December 31 and March 31) and lower during the third and fourth fiscal quarters of each year (ending June 30 and September 30). In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., we seek to stockpile sufficient quantities of deicing salt throughout the first, third and fourth fiscal quarters (ending December 31, June 30 and September 30) to meet the estimated requirements for the winter season. Our plant nutrition business is also seasonal. As a result, we and our customers generally build inventories during the plant nutrition business’ low demand periods of the year (which are typically winter and summer, but can vary due to weather and other factors) to ensure timely product availability during the peak sales seasons (which are typically spring and autumn, but can also vary due to weather and other factors).

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or an increase in regional drought within our served markets or at our Ogden facility could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the market for our deicing products. Drought conditions could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels and mineral concentrations, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may necessitate capital expenditures in the future, although capital expenditures for climate-related projects are not expected to be material in fiscal 2022. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item 1 “Business—Environmental, Health and Safety and Other Regulatory Matters” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We have continued producing and delivering essential products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the COVID-19 pandemic and have experienced negative impacts to our business from COVID-19, but our results of operations for the three months ended December 31, 2021, and 2020, were not materially affected by COVID-19, although the recent supply chain shortages and cost increases may be linked to the COVID-19 pandemic.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The ultimate impact that COVID-19 will have on our future results is unknown at this time. For more information, see Part I, Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange rate risk by entering into natural gas derivative instruments and foreign currency contracts. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since September 30, 2021.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Remediation of Material Weakness

The Company has implemented enhanced procedures over the design of certain internal controls over financial reporting related to accounting for inventory in interim periods under ASC Topic 330 – Inventory and ASC Topic 270 – Interim Reporting in accordance with a remediation plan for the previously reported material weakness in internal controls over financial reporting. The Company completed these remediation measures in the quarter ended December 31, 2021. Specifically, the Company’s remediation measures included updating the Company’s inventory valuation policy and subsequent application of the policy. These enhanced controls have operated for a sufficient period of time in order for management to conclude, through testing, that they are designed and operating effectively. Based on these procedures, the Company believes that the previously reported material weakness has been remediated.

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
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Part I, Item 1, Note 7 and Part I, Item 1, Note 9 of our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Part I, Item 1, Note 7 and Part I, Item 1, Note 9 of our Consolidated Financial Statements. There have been no material developments since September 30, 2021 with respect to our legal proceedings, except as described in Part I, Item 1, Note 7 and Part I, Item 1, Note 9 of our Consolidated Financial Statements.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021.

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

Item 5.    Other Information

None.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1*	Summary of Non-Employee Director Compensation, as of January 1, 2022.
10.2*	Letter Agreement, effective November 26, 2021, between Compass Minerals International, Inc. and Lorin Crenshaw.
31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Lorin Crenshaw, Chief Financial Officer.
32**
Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Officer.

95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: February 8, 2022	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer
(Principal Financial Officer)