Form 10-Q
period 2022-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2022-05-10
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 6, 2022, was 34,148,370 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$44.9	$18.1
Receivables, less allowance for doubtful accounts of $3.9 at March 31, 2022 and $3.0 at September 30, 2021	197.3	132.8
Inventories	210.7	321.7
Current assets held for sale	11.0	9.9
Other	58.3	48.9
Total current assets	522.2	531.4
Property, plant and equipment, net	821.1	830.5
Intangible assets, net	48.4	48.8
Goodwill	57.9	57.8
Equity method investments	49.7	5.8
Other	147.9	156.6
Total assets	$1,647.2	$1,630.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	114.0	90.0
Accrued salaries and wages	15.4	20.7
Income taxes payable	0.6	—
Accrued interest	14.1	14.3
Current liabilities held for sale	12.5	9.6
Accrued expenses and other current liabilities	67.6	60.8
Total current liabilities	224.2	195.4
Long-term debt, net of current portion	922.2	935.4
Deferred income taxes, net	65.2	57.6
Other noncurrent liabilities	149.1	149.4
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	144.1	136.3
Treasury stock, at cost — 1,254,354 shares at March 31, 2022 and 1,313,690 shares at September 30, 2021	(5.9)	(5.5)
Retained earnings	252.3	272.4
Accumulated other comprehensive loss	(104.4)	(110.5)
Total stockholders’ equity	286.5	293.1
Total liabilities and stockholders’ equity	$1,647.2	$1,630.9
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Sales	$448.5	$425.5	$780.0	$734.7
Shipping and handling cost	160.1	123.1	255.8	198.8
Product cost	223.8	194.0	399.7	369.0
Gross profit	64.6	108.4	124.5	166.9
Selling, general and administrative expenses	44.6	32.4	84.1	62.8
Operating earnings	20.0	76.0	40.4	104.1

Other expense:
Interest expense	13.9	15.7	27.8	31.2
Loss on foreign exchange	3.0	2.1	2.6	8.3
Other expense, net	1.7	0.3	1.9	0.4
Earnings from continuing operations before income taxes	1.4	57.9	8.1	64.2
Income tax expense from continuing operations	30.4	16.0	29.2	7.6
Net (loss) earnings from continuing operations	(29.0)	41.9	(21.1)	56.6
Net earnings (loss) from discontinued operations	16.9	(256.3)	11.4	(242.9)
Net loss	$(12.1)	$(214.4)	$(9.7)	$(186.3)

Basic net (loss) earnings from continuing operations per common share	$(0.85)	$1.22	$(0.62)	$1.64
Basic net earnings (loss) from discontinued operations per common share	0.49	(7.54)	0.33	(7.15)
Basic net loss per common share	$(0.36)	$(6.32)	$(0.29)	$(5.50)

Diluted net (loss) earnings from continuing operations per common share	$(0.85)	$1.21	$(0.62)	$1.64
Diluted net earnings (loss) from discontinued operations per common share	0.49	(7.54)	0.33	(7.15)
Diluted net loss per common share	$(0.36)	$(6.32)	$(0.29)	$(5.50)

Weighted-average common shares outstanding (in thousands):
Basic	34,103	33,974	34,081	33,966
Diluted	34,113	34,012	34,100	33,994
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net loss	$(12.1)	$(214.4)	$(9.7)	$(186.3)
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension obligations, net of tax of $0.0 for the three and six months ended March 31, 2022, and $(0.1) and $0.8 for the three and six months ended March 31, 2021, respectively	0.1	0.2	0.2	(2.8)
Unrealized gain (loss) on cash flow hedges, net of tax of $(0.3) and $0.4 for the three and six months ended March 31, 2022, respectively, and $0.0 and $(0.3) for the three and six months ended March 31, 2021, respectively	1.0	0.1	(1.0)	0.8
Cumulative translation adjustment	10.7	(20.5)	6.9	34.7
Comprehensive loss	$(0.3)	$(234.6)	$(3.6)	$(153.6)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended March 31, 2022 and 2021
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$272.4	$(110.5)	$293.1
Comprehensive income (loss)	—	—	—	2.4	(5.7)	(3.3)
Dividends on common stock ($0.15 per share)	—	(0.1)	—	(5.2)	—	(5.3)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	3.3	—	—	—	3.3
Balance, December 31, 2021	$0.4	$139.7	$(5.5)	$269.6	$(116.2)	$288.0
Comprehensive (loss) income	—	—	—	(12.1)	11.8	(0.3)
Dividends on common stock ($0.15 per share)	—	—	—	(5.2)	—	(5.2)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.4)	—	—	(0.5)
Stock-based compensation	—	4.5	—	—	—	4.5
Balance, March 31, 2022	$0.4	$144.1	$(5.9)	$252.3	$(104.4)	$286.5

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2020	$0.4	$124.5	$(4.4)	$556.1	$(356.7)	$319.9
Comprehensive income	—	—	—	28.1	52.9	81.0
Dividends on common stock ($0.72 per share)	—	0.2	—	(25.1)	—	(24.9)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	2.2	—	—	—	2.2
Balance, December 31, 2020	$0.4	$127.0	$(4.4)	$559.1	$(303.8)	$378.3
Comprehensive loss	—	—	—	(214.4)	(20.2)	(234.6)
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.2)	—	(24.1)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	4.0	—	—	—	4.0
Balance, March 31, 2021	$0.4	$131.3	$(4.4)	$320.5	$(324.0)	$123.8
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9.7)	$(186.3)
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	56.2	68.9
Amortization of deferred financing costs	1.5	1.6
Stock-based compensation	7.8	6.2
Deferred income taxes	16.2	(0.6)
Unrealized foreign exchange (gain) loss	(15.2)	11.2
Loss on impairment of long-lived assets	24.7	253.1
Other, net	3.1	0.5
Changes in operating assets and liabilities, net of sale:
Receivables	(63.7)	(73.7)
Inventories	108.9	91.3
Other assets	(9.0)	13.3
Accounts payable and accrued expenses and other current liabilities	25.9	11.7
Other liabilities	(0.8)	(10.3)
Net cash provided by operating activities	145.9	186.9
Cash flows from investing activities:
Capital expenditures	(43.5)	(40.2)
Equity method investments	(46.3)	(2.8)
Other, net	1.4	3.8
Net cash used in investing activities	(88.4)	(39.2)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	221.3	162.0
Principal payments on revolving credit facility borrowings	(280.7)	(262.2)
Proceeds from issuance of long-term debt	50.8	119.5
Principal payments on long-term debt	(5.9)	(87.6)
Dividends paid	(10.5)	(49.0)
Deferred financing costs	—	(0.1)
Proceeds from stock option exercised	0.2	0.2
Shares withheld to satisfy employee tax obligations	(0.5)	(0.1)
Other, net	(0.6)	(0.9)
Net cash used in financing activities	(25.9)	(118.2)
Effect of exchange rate changes on cash and cash equivalents	2.4	—
Net change in cash and cash equivalents	34.0	29.5
Cash and cash equivalents, beginning of the year	21.0	34.1
Cash and cash equivalents, end of period	55.0	63.6
Less: cash and cash equivalents included in current assets held for sale	(10.1)	(20.8)
Cash and cash equivalents of continuing operations, end of period	$44.9	$42.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$26.7	$32.3
Income taxes paid, net of refunds	$13.1	$22.9
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The Company uses the equity method of accounting for equity securities when it has significant influence or when it has more than a minor ownership interest or more than minor influence over an investee’s operations but does not have a controlling financial interest. Initial investments are recorded at cost (including certain transaction costs) and are adjusted by the Company’s share of the investees’ undistributed earnings and losses. Any difference in the Company’s cost in comparison to its underlying interest in the net assets of equity method companies that is attributable to intangible assets is amortized over the estimated useful lives of the related intangible assets.

The Company’s investment in Fortress North America, LLC (“Fortress”) is accounted for under the equity method of accounting. On November 2, 2021, the Company announced a $45 million equity investment in Fortress, building upon a previous $5 million investment as part of the Company’s strategy to strengthen and grow its essential minerals business. Fortress is a development stage company that intends to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires. As of March 31, 2022, the Company had invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Under the equity method of accounting, the Company reflects its proportionate share of the income or loss of Fortress, net of tax, in its results each period on a one quarter reporting lag. The Company recorded its share of Fortress’ net losses of $1.2 million and $1.3 million, including immaterial basis difference adjustments, in the three and six months ended March 31, 2022, respectively. Fortress’ losses were immaterial for each period presented in fiscal 2021.

The carrying value of the Company’s equity investment in Fortress is in excess of its share of Fortress’s net book value by approximately $30 million as of March 31, 2022. The Company’s initial estimates indicate this primarily represents incremental value attributable to intangible assets and goodwill that has not been recognized in the financial statements of Fortress. The Company has the right to purchase units from other Fortress unit holders, subject to certain conditions. Additionally, the Company has the right of first refusal to purchase all or any portion of any available Fortress units, subject to certain conditions.

The balance of the Company’s net investment in Fortress of $48.3 million and $3.9 million is recorded in equity method investments in the Consolidated Balance Sheets as of March 31, 2022 and September 30, 2021, respectively. The Company also has other immaterial equity investments of $1.4 million and $1.9 million as of March 31, 2022 and September 30, 2021, respectively, for which it has recorded $0.5 million and $0.8 million for its share of losses and immaterial basis difference adjustments in the three and six months ended March 31, 2022, respectively.

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

Strategic Evaluation and Plan to Sell Businesses
During fiscal 2020, the Company initiated an evaluation of the strategic fit of certain of the Company’s businesses. On February 16, 2021, the Company announced its plan to restructure its former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including its chemicals and specialty plant nutrition businesses, along with the Company’s equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize its asset base in North America, the Company evaluated the strategic fit of its North America micronutrient product business. On March 16, 2021, the Board of Directors of the Company approved a plan to sell the Company’s South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses. Prior to March 31, 2021, the South America chemicals and specialty plant nutrition businesses and investment in Fermavi were reported as the Company’s Plant Nutrition South America segment. Prior to March 31, 2021, the North America micronutrient product business was included with the Company’s Plant Nutrition North America segment, which has been renamed the Plant Nutrition segment as of March 31, 2021. As of March 31, 2022, the Company has two reportable segments, Salt and Plant Nutrition, as discussed further in Note 10.

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

As described further in Note 2, on May 4, 2021, July 1, 2021, August 20, 2021 and April 20, 2022, the Company completed the sales of a component of its North America micronutrient business, its South America specialty plant nutrition business, its investment in Fermavi and its South America chemicals business, respectively. In the quarter ended June 30, 2021, the Company abandoned the remaining inventory of its North America micronutrient product business and reclassified the remaining product lines in this business as discontinued operations for all periods presented.

Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.

2.    Discontinued Operations:

On March 23, 2021, the Company entered into a definitive agreement to sell its South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing the Company received gross proceeds of approximately $421.1 million, following a reduction in proceeds of $6.2 million in working capital adjustments (finalized in the quarter ended September 30, 2021), comprised of cash in the amount of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltda. The Brazil debt was deducted from gross proceeds from the transaction. The terms of the definitive agreement provide for an additional earnout payment of up to R$88 million Brazilian reais. On April 7, 2022, the Company received the maximum earnout possible under the terms of the sale, or $18.5 million based on exchange rates at the time of receipt. At the closing of the transaction, the parties also entered into a Reverse Transition Services Agreement, which governs the parties’ respective rights and obligations with respect to the provision of certain transition services to the Company’s Brazil subsidiaries after closing.

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

On April 20, 2022, the Company completed the sale of its South America chemicals business to a subsidiary of Cape Acquisitions LLC. Upon closing of the all-cash sale, the Company received gross proceeds of approximately $51.0 million based on exchange rates at the time of closing, subject to a post-closing adjustment. The sale includes all of the Company’s remaining operations in Brazil, concluding its previously announced plan to exit the South American market.

In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an impairment analysis when its Board of Directors committed to a plan to sell the Specialty Businesses and the Company updated the analysis each quarter prior to the sale of the Company’s South America chemicals business. Accordingly, management evaluated indicators of fair value of the Company’s South America chemicals business as of March 31, 2022, including the sale price and estimated net proceeds from the sale of the South America chemical business. The amount of CTA loss within accumulated other comprehensive loss (“AOCL”) on the Company’s Consolidated Balance Sheets related to the South America chemicals business was considered in the Company’s determination of the adjustment to fair value less estimated costs to sell.

The Company recorded a loss on the sale of its South American specialty plant nutrition business and its investment in Fermavi totaling approximately $209.8 million and a non-cash impairment loss for the remaining chemical business of approximately $114.9 million (including $16.3 million and $24.7 million recorded for the three and six months ended March 31, 2022, respectively), which included the effect of the significant weakening of the Brazilian real against the U.S. dollar. These losses

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The following table represents summarized Consolidated Balance Sheets information of assets and liabilities held for sale (in millions):

	March 31, 2022	September 30, 2021
Cash and cash equivalents	$10.1	$2.9
Receivables, less allowance for doubtful accounts of $0.3 at March 31, 2022 and $0.2 at September 30, 2021	18.6	13.7
Inventories	11.3	7.7
Property, plant and equipment, net	41.1	35.6
Goodwill	38.1	33.3
Loss recognized on held for sale classification	(114.9)	(90.2)
Other	6.7	6.9
Current assets held for sale	$11.0	$9.9

Current portion of long-term debt	$—	$—
Accounts payable	7.6	5.9
Accrued expenses and other current liabilities	4.9	3.7
Current liabilities held for sale	$12.5	$9.6

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Sales	$24.3	$85.9	$46.7	$197.8
Shipping and handling cost	1.3	3.9	2.5	8.8
Product cost	14.4	63.0	25.3	134.4
Gross profit	8.6	19.0	18.9	54.6
Selling, general and administrative expenses	1.4	13.5	3.0	28.6
Operating earnings	7.2	5.5	15.9	26.0
Interest expense	0.1	1.7	0.1	4.2
(Gain) loss on foreign exchange	(20.4)	4.3	(17.3)	2.9
Net loss on adjustment to fair value less estimated costs to sell	16.3	255.2	24.7	255.2
Other income, net	(0.3)	(0.4)	(0.5)	(1.1)
Earnings (loss) from discontinued operations before income taxes	11.5	(255.3)	8.9	(235.2)
Income tax (benefit) expense	(5.4)	1.0	(2.5)	7.7
Net earnings (loss) from discontinued operations	$16.9	$(256.3)	$11.4	$(242.9)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The significant components included in the Company’s Consolidated Statements of Cash Flows for discontinued operations are as follows (in millions):

	Six Months Ended March 31,
	2022	2021
Depreciation, depletion and amortization	$—	$8.9
Loss on impairment of long-lived assets	24.7	253.1
Capital expenditures	(1.2)	(5.3)
Proceeds from issuance of long-term debt	—	40.5
Principal payments on long-term debt	—	(33.9)

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

See Note 10 for disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	March 31, 2022	September 30, 2021
Finished goods	$155.0	$272.6
Raw materials and supplies	55.7	49.1
Total inventories	$210.7	$321.7

5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2022	September 30, 2021
Land, buildings and structures, and leasehold improvements	$542.3	$539.3
Machinery and equipment	1,079.6	1,062.9
Office furniture and equipment	55.8	55.7
Mineral interests	172.8	172.5
Construction in progress	67.0	44.8
	1,917.5	1,875.2
Less: accumulated depreciation and depletion	(1,096.4)	(1,044.7)
Property, plant and equipment, net	$821.1	$830.5

6.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Aggregate amortization expense	$0.4	$0.4	$0.8	$0.8

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Amounts related to the Company’s goodwill are as follows (in millions):

	March 31, 2022	September 30, 2021
Plant Nutrition Segment	$51.9	$51.8
Other	6.0	6.0
Total	$57.9	$57.8
The change in goodwill between September 30, 2021, and March 31, 2022 was due to the impact from translating foreign-denominated amounts to U.S. dollars. As of March 31, 2022, there were no indicators necessitating an interim impairment test of the Company’s operating segments based on the Company’s review of operating performance for the relevant segments.

7.    Income Taxes:

Under ASC 740 “Income Taxes” (ASC 740), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. However, under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. As a result of the low amount of pretax income for the six months ended March 31, 2022 and the full fiscal year pretax projections as of March 31, 2022, as well as the existence of large favorable permanent book-tax differences for fiscal 2022, a reliable projection of the Company’s annual effective tax rate as of March 31, 2022 is not readily determinable, as a small change in forecasted pretax income could cause a significant change in the estimated annual effective tax rate. Consequently, the effective tax rates applied to the three and six months ended March 31, 2022 were determined based on fiscal year-to-date results rather than an estimated annual effective tax rate which was the method previously used for the period ended December 31, 2021 and for the three and six months ended March 31, 2021.

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, global intangible low-taxed income, interest expense recognition differences for book and tax purposes and, for the period ended March 31, 2022, nondeductible contingent loss accrual and valuation allowances recorded on deferred tax assets.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, as of March 31, 2022, a valuation allowance of $28.0 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of March 31, 2022, and September 30, 2021, the Company had $8.8 million and $0, respectively, of gross domestic federal net operating loss (“NOL”) carryforwards which expire in 2042 and $3.2 million and $3.3 million, respectively of gross foreign federal NOL carryforwards that have no expiration date and $1.2 million and $0.3 million, respectively, of net operating tax-effected state NOL carryforwards which expire beginning in 2027.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2016. The reassessments are a result of ongoing audits and total $172.6 million, including interest, through March 31, 2022. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $137.4 million performance bond and has paid $39.8 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at March 31, 2022, and September 30, 2021), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash,

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2022, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Transition Report on Form 10-KT for the transition period ended September 30, 2021.

8.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2022	September 30, 2021
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	77.5	80.8
Revolving Credit Facility due January 2025	29.0	88.4
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2023	75.0	26.8
	931.5	946.0
Less unamortized debt issuance costs	(9.3)	(10.6)
Total debt	922.2	935.4
Less current portion	—	—
Long-term debt	$922.2	$935.4

As of March 31, 2022, the term loan and revolving credit facility under the Company’s credit agreement entered into on November 26, 2019 (the “Credit Agreement”) were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of March 31, 2022, the weighted average interest rate on all borrowings outstanding under the term loan and revolving credit facility under the Credit Agreement was approximately 2.4%.

The Company is in compliance as of March 31, 2022 with its debt covenants under the Credit Agreement. The Company routinely prepares earnings scenarios and forecasts throughout the year. Due to inflationary pressures and higher costs (including transportation costs), the Company believes it is reasonably possible that its consolidated total leverage ratio, as defined in the Credit Agreement, will exceed the maximum limit of 4.5x by the third quarter of its 2022 fiscal year. If the Company were to violate this financial covenant, the lenders could declare the Company in default and could accelerate the amounts due under its Credit Agreement. Further, a default under the Credit Agreement would trigger cross-default provisions within the Company’s other debt agreements. The Company plans to obtain a waiver or amendment to the relevant provisions of the Credit Agreement, as it has done successfully in the past, to alleviate the reasonable possibility of exceeding its consolidated total leverage ratio for at least the next twelve months. The Company has begun discussions with its lenders, however a waiver or amendment would be granted at the sole discretion of the lenders and there can be no assurance that the Company would be able to obtain such a waiver.

In April 2022, the Company utilized earnout proceeds from the 2021 sale of its South America specialty plant nutrition business and proceeds from the April 2022 sale of the South America chemicals business to repay approximately $60.6 million of its term loan balance.

9.    Commitments and Contingencies:

The Wisconsin Department of Agriculture, Trade and Consumer Protection (“DATCP”) has information indicating that agricultural chemicals are present within the subsurface area of the Company’s Kenosha, Wisconsin property. The agricultural chemicals were used by previous owners and operators of the site. None of the identified chemicals have been used in

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The Division of Enforcement of the SEC is investigating the Company’s disclosures primarily concerning the operation of the Goderich mine, the former South American businesses, and related accounting and internal control matters including Salt interim inventory valuation methodology issues that were disclosed in the Company’s Form 10-K/A for the year ended December 31, 2020, and Form 10-Q/A for the quarter ended March 31, 2021, each filed with the SEC on September 3, 2021.

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

The Company has cooperated with the SEC investigation and initiated discussions with the SEC staff about the staff’s investigation with respect to the Company so as to gain a better understanding of specific details of the staff’s investigation. The Company does not agree with the positions taken by the SEC staff in these discussions, and is vigorously defending itself against the SEC staff’s claims. The Company is continuing discussions with the SEC staff, but there can be no assurance those discussions will result in a resolution acceptable to the Company. Any resolution reached by the Company with the SEC staff would also be subject to approval by the SEC, and there can be no assurance that it would be approved.

The Company is unable to predict the ultimate outcome of the SEC investigation or these discussions. However, based upon the current circumstances, the Company has recorded a contingent loss of $8 million in selling, general and administrative expenses in the Consolidated Statements of Operations and accrued expenses and other current liabilities in the Consolidated Balance Sheets in the second quarter of fiscal 2022. As the discussions with the SEC are continuing, there can be no assurance that the Company’s efforts to reach a final resolution with the SEC on terms acceptable to the Company will be successful or, if they are, what the timing, amount or terms of such resolution will be. The ultimate amount of loss could differ materially from the Company’s estimate and could have a material adverse effect on the Company’s results of operations, cash flows or financial position. In the event that the SEC brings a civil action, the Company believes it would have strong defenses and would vigorously defend the case.

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

The collective bargaining agreement for the Company’s Cote Blanche mine was due to expire on March 31, 2022, but has been extended while the parties negotiate a new agreement.

10.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. In connection with the executed business disposals discussed in Note 1 and Note 2, the Company has identified two reportable segments. The Specialty Businesses that comprised the Company’s former Plant Nutrition South America reportable segment and the North America micronutrient product business previously reported within the former Plant Nutrition North America reportable segment were classified as discontinued operations for all periods presented in its Consolidated Financial Statements in this Quarterly Report on Form 10-Q. As part of the Company’s strategic shift, the Company renamed the former Plant Nutrition North America segment as the Plant Nutrition segment.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

For the three and six months ended March 31, 2022 and 2021, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP.

Segment information is as follows (in millions):

Three Months Ended March 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$391.3	$54.3	$2.9	$448.5
Intersegment sales	—	0.7	(0.7)	—
Shipping and handling cost	153.4	6.7	—	160.1
Operating earnings (loss)(b)	49.3	4.4	(33.7)	20.0
Depreciation, depletion and amortization	16.2	8.8	2.9	27.9
Total assets (as of end of period)	925.4	444.4	266.4	1,636.2

Three Months Ended March 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$369.0	$53.7	$2.8	$425.5
Intersegment sales	—	0.5	(0.5)	—
Shipping and handling cost	115.4	7.7	—	123.1
Operating earnings (loss)(b)	91.6	5.3	(20.9)	76.0
Depreciation, depletion and amortization	18.0	8.8	3.1	29.9
Total assets (as of end of period)	901.4	481.9	191.4	1,574.7

Six Months Ended March 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$665.2	$108.9	$5.9	$780.0
Intersegment sales	—	3.1	(3.1)	—
Shipping and handling cost	241.8	14.0	—	255.8
Operating earnings (loss)(b)	88.7	13.9	(62.2)	40.4
Depreciation, depletion and amortization	32.4	17.6	6.2	56.2

Six Months Ended March 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$597.5	$131.9	$5.3	$734.7
Intersegment sales	—	2.9	(2.9)	—
Shipping and handling cost	179.3	19.5	—	198.8
Operating earnings (loss)(b)	136.1	8.6	(40.6)	104.1
Depreciation, depletion and amortization	35.4	17.8	6.8	60.0

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$300.1	$—	$—	$300.1
Consumer & Industrial Salt	91.2	—	—	91.2
SOP	—	55.0	—	55.0
Eliminations & Other	—	(0.7)	2.9	2.2
Sales to external customers	$391.3	$54.3	$2.9	$448.5

Three Months Ended March 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$291.3	$—	$—	$291.3
Consumer & Industrial Salt	77.7	—	—	77.7
SOP	—	54.2	—	54.2
Eliminations & Other	—	(0.5)	2.8	2.3
Sales to external customers	$369.0	$53.7	$2.8	$425.5

Six Months Ended March 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$463.8	$—	$—	$463.8
Consumer & Industrial Salt	201.4	—	—	201.4
SOP	—	112.0	—	112.0
Eliminations & Other	—	(3.1)	5.9	2.8
Sales to external customers	$665.2	$108.9	$5.9	$780.0

Six Months Ended March 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$421.8	$—	$—	$421.8
Consumer & Industrial Salt	175.7	—	—	175.7
SOP	—	134.8	—	134.8
Eliminations & Other	—	(2.9)	5.3	2.4
Sales to external customers	$597.5	$131.9	$5.3	$734.7
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
(b)Corporate operating results for the three and six months ended March 31, 2022 include executive transition costs of $0.5 million and $3.8 million, respectively, and a contingent loss accrual and costs related to the ongoing SEC investigation of $13.6 million and $16.7 million, respectively. Corporate operating results include costs related to the ongoing SEC investigation of $2.8 million and $4.4 million for the three and six months ended March 31, 2021, respectively. Refer to Note 9 for more information regarding the SEC investigation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue	2022	2021	2022	2021
United States(a)	$327.8	$317.0	$549.1	$540.6
Canada	104.5	70.6	193.9	143.0
United Kingdom	15.6	34.9	35.4	45.2
Other	0.6	3.0	1.6	5.9
Total revenue	$448.5	$425.5	$780.0	$734.7
(a)United States sales exclude product sold to foreign customers at U.S. ports.

11.    Stockholders’ Equity and Equity Instruments:

In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (as amended, the “2020 Plan”), which authorizes the issuance of 2,977,933 shares of Company common stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Incentive Award Plan (as amended, the “2015 Plan”). In February 2022, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 750,000 shares of Company stock. Since the approval of the 2015 Plan in May 2015, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan, the 2015 Plan and the 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units.

Options

Substantially all of the stock options granted vest ratably, in tranches, over a four-year service period. Unexercised options expire after seven years. Options do not have dividend or voting rights. Upon vesting, each option can be exercised to purchase one share of the Company’s common stock. The exercise price of options is equal to the closing stock price on the grant date.

To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The fair value and inputs used to calculate fair value for options granted for the six months ended March 31, 2022, are included in the table below:

Fair value of options granted	$16.83
Exercise price	$73.90
Expected term (years)	4.75
Expected volatility	37.9%
Dividend yield	3.9%
Risk-free rate of return	1.1%

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PSUs

Substantially all of the PSUs outstanding under the 2015 Plan and the 2020 Plan are either total stockholder return PSUs (“TSR PSUs”) or adjusted earnings before interest, taxes, depreciation and amortization growth PSUs (“EBITDA Growth PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total stockholder return to the total stockholder return for each company comprising the Company’s peer group over a two- or three-year performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to EBITDA Growth PSUs is calculated based on the attainment of adjusted EBITDA growth during the performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions.

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

To estimate the fair value of the TSR PSUs on the grant date for accounting purposes, the Company uses a Monte-Carlo simulation model, which simulates future stock prices of the Company as well as the Company’s peer group. This model uses historical stock prices to estimate expected volatility and the Company’s correlation to the peer group. The risk-free rate was determined using the same methodology as the option valuations as discussed above. The Company’s closing stock price on the grant date was used to estimate the fair value of the EBITDA Growth PSUs. The Company will adjust the expense of the EBITDA Growth PSUs based upon its estimate of the number of shares that will ultimately vest at each interim date during the vesting period.

During the six months ended March 31, 2022, the Company reissued the following number of shares from treasury stock: 2,432 shares related to the exercise of stock options, 29,150 shares related to the release of RSUs which vested, 0 shares related to the release of PSUs which vested, and 37,275 shares related to stock payments. In fiscal 2021, the Company issued 94,236 net shares from treasury stock. The Company withheld a total of 9,503 shares with a fair value of $0.5 million related to the vesting of RSUs, PSUs, and stock payments during the six months ended March 31, 2022. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax benefit of $0.1 million from its equity compensation awards as a decrease to income tax expense during the six months ended March 31, 2022. During the six months ended March 31, 2022 and 2021, the Company recorded $9.2 million (includes $1.4 million paid in cash) and $6.2 million (includes $0.0 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the six months ended March 31, 2022:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2021	828,706	$61.56	223,499	$59.00	279,907	$64.90
Granted	72,797	73.90	97,231	68.04	111,879	79.02
Exercised(b)	(2,432)	70.48	—	—	—	—
Released from restriction(b)	—	—	(30,417)	61.49	—	—
Cancelled/expired	(85,602)	78.43	(25,935)	61.30	(78,569)	61.90
Outstanding at March 31, 2022	813,469	$60.86	264,378	$61.82	313,217	$70.70
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
Accumulated Other Comprehensive Loss

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL are as follows (in millions):

Three Months Ended March 31, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$1.1	$(5.3)	$(112.0)	$(116.2)
Other comprehensive income before reclassifications(b)	1.6	—	10.7	12.3
Amounts reclassified from AOCL	(0.6)	0.1	—	(0.5)
Net current period other comprehensive income	1.0	0.1	10.7	11.8
Ending balance	$2.1	$(5.2)	$(101.3)	$(104.4)

Three Months Ended March 31, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.2	$(9.4)	$(294.6)	$(303.8)
Other comprehensive income (loss) before reclassifications(b)	1.9	—	(20.5)	(18.6)
Amounts reclassified from AOCL	(1.8)	0.2	—	(1.6)
Net current period other comprehensive income (loss)	0.1	0.2	(20.5)	(20.2)
Ending balance	$0.3	$(9.2)	$(315.1)	$(324.0)

Six Months Ended March 31, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$3.1	$(5.4)	$(108.2)	$(110.5)
Other comprehensive income before reclassifications(b)	0.7	—	6.9	7.6
Amounts reclassified from AOCL	(1.7)	0.2	—	(1.5)
Net current period other comprehensive (loss) income	(1.0)	0.2	6.9	6.1
Ending balance	$2.1	$(5.2)	$(101.3)	$(104.4)

Six Months Ended March 31, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.5)	$(6.4)	$(349.8)	$(356.7)
Other comprehensive income (loss) before reclassifications(b)	2.7	(3.2)	34.7	34.2
Amounts reclassified from AOCL	(1.9)	0.4	—	(1.5)
Net current period other comprehensive income (loss)	0.8	(2.8)	34.7	32.7
Ending balance	$0.3	$(9.2)	$(315.1)	$(324.0)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange (loss) gain of $(1.9) million and $(0.7) million in the three and six months ended March 31, 2022, respectively, and $(19.2) million and $5.0 million in the three and six months ended March 31, 2021, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The amounts reclassified from AOCL to expense (income) for the three and six months ended March 31, 2022 and 2021, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended March 31,		Six Months Ended March 31,		Line Item Impacted in the Consolidated Statements of Operations
	2022	2021	2022	2021
Losses on cash flow hedges:
Natural gas instruments	$(0.9)	$(0.2)	$(2.3)	$(0.4)	Product cost
Foreign currency contracts	—	(2.5)	—	(2.5)	Interest expense
Income tax expense	0.3	0.9	0.6	1.0
Reclassifications, net of income taxes	(0.6)	(1.8)	(1.7)	(1.9)
Amortization of defined benefit pension:
Amortization of loss	0.1	0.3	0.2	0.6	Product cost
Income tax benefit	—	(0.1)	—	(0.2)
Reclassifications, net of income taxes	0.1	0.2	0.2	0.4
Total reclassifications, net of income taxes	$(0.5)	$(1.6)	$(1.5)	$(1.5)

12.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. Currently, the Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into immaterial foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of March 31, 2022 and September 30, 2021 were not material.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2022, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2022. As of March 31, 2022 and September 30, 2021, the Company had agreements in place to hedge forecasted natural gas purchases of 1.0 million and 2.1 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of March 31, 2022 and September 30, 2021 qualified and were designated as cash flow hedges. As of March 31, 2022, the Company expects to reclassify from AOCL to earnings during the next twelve months $2.9

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
million of net gains on derivative instruments related to its natural gas hedges. Refer to Note 13 for the estimated fair value of the Company’s natural gas derivative instruments as of March 31, 2022 and September 30, 2021.

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

The estimated fair values for each type of instrument are presented below (in millions):

	March 31, 2022	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.1	$2.1	$—	$—
Derivatives – natural gas instruments, net	2.9	—	2.9	—
Total Assets	$5.0	$2.1	$2.9	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.1)	$(2.1)	$—	$—
Total Liabilities	$(2.1)	$(2.1)	$—	$—
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

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.1 million at both March 31, 2022 and September 30, 2021, are stated at fair value based on quoted market prices. As of March 31, 2022 and September 30, 2021, the estimated fair value of the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $247.5 million and $260.0 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of March 31, 2022 and September 30, 2021, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $504.6 million and $532.9 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at March 31, 2022 and September 30, 2021 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $105.1 million and $166.6 million, respectively, compared with the aggregate principal amount at maturity of $106.5 million and $169.2 million, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Management performed an analysis for the Company’s South America chemicals business as of March 31, 2022, which resulted in the recognition of a loss related to an adjustment to fair value less estimated costs to sell the business. The fair value measurements used in this analysis were a combination of Level 2 and Level 3 inputs. Refer to Note 2 for a discussion of fair value as it relates to the Company’s South America chemicals business.

14.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net (loss) earnings from continuing operations	$(29.0)	$41.9	$(21.1)	$56.6
Less: net loss allocated to participating securities(a)	—	(0.6)	(0.1)	(1.0)
Net (loss) earnings from continuing operations available to common stockholders	(29.0)	41.3	(21.2)	55.6
Net earnings (loss) from discontinued operations available to common stockholders	16.9	(256.3)	11.4	(242.9)
Net loss available to common stockholders	$(12.1)	$(215.0)	$(9.8)	$(187.3)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	34,103	33,974	34,081	33,966
Weighted-average awards outstanding(b)	10	38	19	28
Shares for diluted earnings per share	34,113	34,012	34,100	33,994

Basic net (loss) earnings from continuing operations per common share	$(0.85)	$1.22	$(0.62)	$1.64
Basic net earnings (loss) from discontinued operations per common share	0.49	(7.54)	0.33	(7.15)
Basic net loss per common share	$(0.36)	$(6.32)	$(0.29)	$(5.50)

Diluted net (loss) earnings from continuing operations per common share	$(0.85)	$1.21	$(0.62)	$1.64
Diluted net earnings (loss) from discontinued operations per common share	0.49	(7.54)	0.33	(7.15)
Diluted net loss per common share	$(0.36)	$(6.32)	$(0.29)	$(5.50)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 407,000 and 419,000 weighted participating securities for the three and six months ended March 31, 2022, respectively, and 445,000 and 411,000 weighted participating securities for the three and six months ended March 31, 2021, respectively.
(b)For the calculation of diluted net earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,125,000 and 1,115,000 weighted-average equity awards outstanding for the three and six months ended March 31, 2022, respectively, and 1,278,000 and 1,182,000 weighted-average equity awards outstanding for the three and six months ended March 31, 2021, respectively, that were anti-dilutive.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; uncertainties in estimating our economically recoverable reserves and resources; strikes, other forms of work stoppage or slowdown or other union activities; the inability to fund necessary capital expenditures or successfully complete capital projects; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us or financing we have guaranteed; our payment of any dividends; financial assurance requirements; risks related to the potential phasing out of LIBOR; the impact of competition on the sales of our products; inflation risks; risks associated with our international operations and sales, including changes in currency exchange rates; increasing costs or a lack of availability of transportation services, equipment, raw materials or other supplies; the seasonal demand for our products; the impact of anticipated changes in plant nutrition product prices and customer application rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; compliance with environmental, health and safety laws and regulations; environmental liabilities; product liability claims and product recalls; changes in laws, industry standards and regulatory requirements; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; the impact of the COVID-19 pandemic, or other outbreaks of infectious disease or similar public health threats; our ability to successfully implement our strategies; plans to develop our lithium resource, including market entry; the useful life of our mine properties; our expectation of extending the Goderich mineral lease; conversion of mineral resources into mineral reserves; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions, integrate acquired businesses and realize anticipated benefits from acquisitions; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Transition Report on Form 10-KT for the transition period ended September 30, 2021.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our outlook, including expected sales volumes and costs; existing or potential capital expenditures; capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments, tax refunds and valuation allowances; leverage ratios; ability to obtain a waiver or amendment to our credit agreement; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation, including our ability to recover inflation-based cost increases; the seasonality of our business; the effects of climate change; and the impact of the global economy, COVID-19 pandemic and the war in Ukraine on us. These forward-looking statements are only predictions. Actual events or results may differ materially.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Kingdom (“U.K.”) include only England, Scotland and Wales. Except where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds. Compass Minerals and Protassium+ and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

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

As described further in Item 1, Note 2 to the Consolidated Financial Statements, on March 23, 2021, April 7, 2021, June 28, 2021 and April 20, 2022, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our North America micronutrient business, our Fermavi investment and our South America chemicals business, respectively. The South America specialty plant nutrition business sale closed on July 1, 2021, the North America micronutrient sale closed on May 4, 2021, the sale of our Fermavi investment closed on August 20, 2021, and the sale of our South America chemicals business closed on April 20, 2022.

We believe these dispositions were conducted through a single disposal plan representing a strategic shift that will have a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for both periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2022, we operated 12 production and packaging facilities (excluding 3 production facilities in South America that were part of our discontinued operations), including:
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

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and six months ended March 31, 2021 and 2022, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED MARCH 31
* Refer to “—Reconciliation of Net Earnings from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

•Total sales increased 5%, or $23.0 million, due to increases in our Salt and Plant Nutrition segments. The increase in Salt sales primarily reflects higher commitment levels, while the increase in Plant Nutrition sales was driven primarily by higher pricing.
•Operating earnings decreased 74%, or $56.0 million, due to lower Salt operating earnings driven primarily by higher distribution and product costs and slightly lower Plant Nutrition operating earnings. In addition, corporate SG&A expenses were higher primarily due to a contingent loss accrual and increased legal expenses related to the SEC investigation and costs related to our lithium development project.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 42%, or $47.7 million.
•Diluted net loss per share decreased $2.06 to a net loss of $0.85.

Commentary: Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

•Total sales increased 6%, or $45.3 million, due to an increase in our Salt segment sales, which was partially offset by lower Plant Nutrition sales. The increase in Salt sales primarily reflects higher commitment levels. The decline in Plant Nutrition sales was primarily driven by lower production volumes which limited inventory available for sale.
•Operating earnings decreased 61%, or $63.7 million, due to a decrease in the Salt segment, driven primarily by higher distribution and product costs. The decrease in operating earnings was partially offset by an increase in our Plant Nutrition segment due to higher pricing, partially offset by lower sales volumes. Corporate and Other segment SG&A expenses also increased primarily due to a contingent loss accrual in the second quarter of fiscal 2022 and increased legal expenses related to the SEC investigation, executive transition costs and costs incurred for the lithium development project.
•Adjusted EBITDA decreased 29%, or $51.3 million.
•Diluted net loss per share decreased $2.26 to a net loss of $0.62.

THREE AND SIX MONTHS ENDED MARCH 31
Commentary: Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Gross Profit: Decreased 40%, or $43.8 million; Gross Margin decreased 11 percentage points to 14%
•Salt segment gross profit decreased $42.2 million primarily due to higher per-unit logistics and product costs, which were partially offset by higher sales volumes (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $1.8 million due to higher per-unit product costs, lower sales volumes and higher per-unit logistics costs, which were partially offset by higher average sales prices (see Plant Nutrition operating results).

Commentary: Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

Gross Profit: Decreased 25%, or $42.4 million; Gross Margin decreased 7 percentage points to 16%
•Salt segment gross profit decreased $46.4 million primarily due to higher per-unit logistics and product costs, which were partially offset by higher sales volumes (see Salt operating results).
•The gross profit of the Plant Nutrition segment increased $3.5 million due to higher average sales prices, which were partially offset by higher per-unit product costs and logistics costs (see Plant Nutrition operating results).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

SG&A: Increased $12.2 million; increased 2.3 percentage points as a percentage of sales from 7.6% to 9.9%
•The increase in SG&A expense was primarily due to a contingent loss accrual and increased legal expenses related to the SEC investigation and costs related to our lithium development project.

Interest Expense: Decreased $1.8 million to $13.9 million
•The decrease was primarily due to a decrease in borrowings outstanding under the credit agreement we entered into on November 26, 2019 (the “Credit Agreement”).

Loss on Foreign Exchange: Increased $0.9 million from a loss of $2.1 million to a loss of $3.0 million
•We realized foreign exchange losses of $3.0 million in the first quarter of fiscal 2022 compared to losses of $2.1 million in the same quarter of the prior fiscal year, which primarily reflect changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Other Expense: Increased $1.4 million from $0.3 million to $1.7 million
•The increase in other expense is primarily due to our share of losses in the current period related to our equity investments.

Income Tax Expense: Increased $14.4 million from $16.0 million to $30.4 million
•Income tax expense increased primarily due to a $28.0 million valuation allowance recorded against the portion of our deferred tax assets that are no longer considered more likely than not to be realized, partially offset by a lower tax expense due to a $56.5 million decrease in pretax book income.
•Our effective tax rate increased from 28% in the prior fiscal year to 2171% in the second quarter of fiscal 2022 reflecting a $28.0 million valuation allowance. See Item 1, Note 7 to the Consolidated Financial Statements.
•Our income tax provision for the three months ended March 31, 2022 differs from the U.S. statutory rate primarily due to the recorded valuation allowance, U.S. statutory depletion, state income taxes, global intangible low-taxed income, nondeductible executive compensation, foreign income, mining and withholding taxes, nondeductible contingent loss accrual and interest expense recognition differences for tax and financial reporting purposes.

Net Earnings (Loss) from Discontinued Operations: Increased from a loss of $256.3 million to income of $16.9 million
•The net earnings from our discontinued operations for the three months ended March 31, 2022 includes only the results from our chemicals business in South America, whereas the net loss for the three months ended March 31, 2021 includes the results of all of the South America businesses and the North America specialty plant nutrition business.
•The current period earnings of the South America chemicals business includes a $20.4 million foreign currency exchange gain partially offset by an impairment loss of $16.3 million compared to the prior period foreign currency exchange loss of $4.3 million and the initial impairment loss of $255.2 million to record the net assets of the South America businesses at their fair value less cost to sell. Refer to Item 1, Note 2 to the Consolidated Financial Statements for additional details.

Commentary: Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

SG&A: Increased $21.3 million; increased 2.3 percentage points as a percentage of sales from 8.5% to 10.8%
•The increase in SG&A expense was primarily due to a contingent loss accrual in the second quarter of fiscal 2022 and increased legal expenses related to the SEC investigation, executive transition costs and costs related to our lithium development project.

Interest Expense: Decreased $3.4 million to $27.8 million
•The decrease was primarily due to a decrease in outstanding borrowings under the Credit Agreement.

Loss on Foreign Exchange: Decreased $5.7 million from a loss of $8.3 million to a loss of $2.6 million
•We realized a foreign exchange loss of $2.6 million in the first six months of 2022 compared to a loss of $8.3 million in the first six months of 2021 due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Other Expense: Increased $1.5 million from $0.4 million to $1.9 million
•The increase is due primarily to our share of losses in the current period related to our equity investments.

Income Tax Expense: Increased $21.6 million from $7.6 million to $29.2 million
•The increase in income tax expense was primarily due to a $28.0 million valuation allowance recorded in the second quarter of fiscal 2022 against the portion of our deferred tax assets that are no longer considered more likely than not to be realized, partially offset by a decrease due to lower pretax book income for the six months ended March 31, 2022 compared to the six months ended March 31, 2021.
•Our effective tax rate increased from 12% for the six months ended March 31, 2021 to 360% for the six months ended March 31, 2022, reflecting a $28.0 million valuation allowance recorded in fiscal 2022. See Item 1, Note 7 to the Consolidated Financial Statements.
•Our income tax provision for the six months ended March 31, 2022 differs from the U.S. statutory rate primarily due to the valuation allowance, U.S. statutory depletion, state income taxes, global intangible low-taxed income, nondeductible executive compensation, foreign income, mining and withholding taxes, nondeductible contingent loss accrual and interest expense recognition differences for tax and financial reporting purposes.

Net Earnings (Loss) from Discontinued Operations: Increased from a loss of $242.9 million to income of $11.4 million
•The net earnings from our discontinued operations for the six months ended March 31, 2022 includes only the results from our chemicals business in South America, but includes the results of all the South America businesses and the North America specialty plant nutrition businesses for the six months ended March 31, 2021.
•The current period results of the South America chemicals business includes a foreign currency exchange rate gain of $17.3 million partially offset by an impairment loss of $24.7 million compared to the prior period foreign currency exchange rate loss of $2.8 million and the initial loss of $255.2 million to record the net assets of the South America businesses at their fair value less cost to sell. Refer to Item 1, Note 2 to the Consolidated Financial Statements for additional details.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. The results of operations of the records management business and other incidental revenues, include sales of $2.9 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively, and $5.9 million and $5.3 million for the six months ended March 31, 2022 and 2021, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Salt

THREE AND SIX MONTHS ENDED MARCH 31

	QTD 2022	QTD 2021	YTD 2022	YTD 2021
Salt Sales (in millions)	$391.3	$369.0	$665.2	$597.5
Salt Operating Earnings (in millions)	$49.3	$91.6	$88.7	$136.1
Salt Sales Volumes (thousands of tons)
Highway deicing	4,815	4,550	7,622	6,754
Consumer and industrial	516	478	1,149	1,057
Total tons sold	5,331	5,028	8,771	7,811
Average Salt Sales Price (per ton)
Highway deicing	$62.31	$64.00	$60.85	$62.44
Consumer and industrial	$176.86	$162.70	$175.28	$166.32
Combined	$73.39	$73.38	$75.84	$76.49
Commentary: Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

•Salt sales increased 6%, or $22.3 million, primarily due to higher Salt sales volumes primarily reflecting higher commitment levels.
•Average sales prices were flat but reduced Salt sales by $0.9 million as the decrease in average highway deicing sales prices were only partially offset by higher average consumer and industrial prices.
•Highway deicing average sales prices decreased 3% primarily due to lower North American highway deicing contract prices for the fiscal 2022 winter season. Consumer and industrial average sales prices increased 9% due to product sales mix and an increase in sales prices in the first six months of fiscal 2022 to help offset the impact of inflation.
•Salt sales volumes increased 6%, or 303,000 tons, which contributed $23.2 million to the sales increase. Highway deicing sales volumes increased 6%, primarily as a result of higher commitment volumes for the fiscal 2022 winter season while consumer and industrial sales volumes increased 8%.
•Salt operating earnings decreased 46%, or $42.3 million, primarily due to higher per-unit logistics and product costs and lower highway deicing prices. Higher freight costs and inflationary pressures for energy, certain materials and supplies were only partially recovered through increased consumer and industrial sales prices during the period. Additionally, as a result of a maintenance outage at our Cote Blanche mine during the three months ended March 31, 2022, we incurred additional costs to fulfill seasonal demand with salt from other sources.

Commentary: Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

•Salt sales increased 11%, or $67.7 million, primarily due to higher Salt sales volumes.
•Average sales prices decreased 1% and partially offset the increase in Salt sales by $1.8 million as the higher consumer and industrial sales prices only partially offset the impact of lower highway deicing sales prices.
•Highway deicing average sales prices decreased 3% due to lower North American highway deicing contract prices for the 2022 winter season. Consumer and industrial average sales prices increased 5% primarily due to product sales mix and higher sales prices primarily in response to the high inflationary environment.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Salt sales volumes increased 12% and contributed $69.5 million to the sales increase. Highway deicing sales volumes increased 13% primarily as a result of an increase in sales commitments. Consumer and industrial sales volumes increased 9% due to an increase in both deicing sales volumes and non-deicing volumes.
•Salt operating earnings decreased 35%, or $47.4 million, due primarily to higher per-unit logistics and product costs and lower highway deicing sales prices. We are experiencing higher freight costs and inflationary pressures for certain materials and supplies that were not recovered through increased consumer and industrial sales prices during the period. Additionally, as a result of a maintenance outage at our Cote Blanche mine during the three months ended March 31, 2022, we incurred additional logistics costs to fulfill seasonal demand with salt from other sources. Higher sales volumes compared to the prior period partially offset the decrease in operating earnings.

Plant Nutrition

THREE AND SIX MONTHS ENDED MARCH 31

	QTD 2022	QTD 2021	YTD 2022	YTD 2021
Plant Nutrition Sales (in millions)	$54.3	$53.7	$108.9	$131.9
Plant Nutrition Operating Earnings (in millions)	$4.4	$5.3	$13.9	$8.6
Plant Nutrition Sales Volumes (thousands of tons)	74	94	157	237
Plant Nutrition Average Sales Price (per ton)	$736	$573	$696	$558
Commentary: Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

•Plant Nutrition sales increased 1%, or $0.6 million due to higher average sales prices, which were mostly offset by lower sales volumes.
•Plant Nutrition sales volumes were lower than the same period of the prior fiscal year as feedstock inconsistencies over the past year have reduced production volumes and available inventory levels. The decline in sales volume reduced sales by $11.5 million.
•Plant Nutrition average sales prices increased 28%, which offset the decrease in sales volumes by $12.1 million. Average sales prices increased from the prior period due to the strong worldwide economic climate for fertilizer products.
•Plant Nutrition operating earnings decreased $0.9 million to $4.4 million primarily due to higher product and per-unit logistics costs primarily due to lower production volumes at our Ogden facility as well as higher energy and other input costs. Higher average sales prices partially offset the decrease.

Commentary: Six Months Ended March 31, 2022 Compared to Six Months Ended March 31, 2021

•Plant Nutrition sales were $23.0 million lower than prior year as lower sales volumes were partially offset by higher average sales prices.
•Plant Nutrition sales volumes decreased 34%, or 80,000 tons, which resulted in a $44.7 million decrease in sales as feedstock inconsistencies at our Ogden facility have reduced production volumes and available inventory levels.
•Plant Nutrition average sales prices increased 25%, contributing $21.7 million to the increase in sales. Average sales prices increased from the prior period due to the continued strong worldwide economic climate for fertilizer products.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Plant Nutrition operating earnings increased $5.3 million to $13.9 million primarily reflecting the higher sales prices which were partially offset by higher product and per-unit logistics costs and lower sales volumes. The increase in per unit product costs was primarily due to lower production yields resulting from feedstock inconsistencies at our Ogden facility.

Fiscal 2022 Outlook

•We expect Salt segment sales volumes for fiscal 2022 to range from 12.2 million tons to 12.7 million tons.
•Plant Nutrition segment sales volumes for fiscal 2022 are expected to range from 270,000 tons to 290,000 tons and are expected to continue to be impacted by feedstock inconsistencies at our Ogden facility, which could also impact our costs.
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

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2022, we had $37.3 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.8 million of income tax expense has been recorded for foreign withholding tax and state income taxes as of March 31, 2022. Additionally, we changed our permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from our U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended March 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, as of March 31, 2022, a valuation allowance of $28.0 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income. We expect additional valuation allowances will be required in each of the next two quarters assuming our earnings are in line with our current expectations.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Cash and cash equivalents as of March 31, 2022, of $55.0 million included cash held by our South America chemical business held for sale of $10.1 million. We have $145.9 million of operating cash flows during the six months ended March 31, 2022, reflecting decreases in our working capital. During the period ended March 31, 2022, we used cash on hand and cash flows from operations to invest $46.3 million in equity investments, to fund capital expenditures of $43.5 million, to pay down debt of $14.5 million and pay dividends on our common stock of $10.5 million. Cash and cash equivalents from continuing operations of $44.9 million increased $26.8 million from September 30, 2021. Cash flows from continuing operations totaled $140.6 million during the six months ended March 31, 2022, including a net loss from continuing operations of $21.1 million which included depreciation, depletion and amortization of $56.2 million, and a net working capital decrease of $88.1 million driven primarily by the seasonality of our Salt business. Our working capital decrease primarily reflects the sales of Salt inventory through March 31, 2022, partially offset by uncollected accounts receivable at the conclusion of the winter season which begins in the first quarter (ending December 31) of each fiscal year.

Dispositions

On March 23, 2021, we entered into a definitive agreement to sell our South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing we received gross proceeds of approximately $421.1 million, following a reduction in proceeds of $6.2 million in working capital adjustments (finalized during the quarter ended September 30, 2021), comprised of cash in the amount of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltd. The Brazilian debt was deducted from gross proceeds from the transaction. The terms of the definitive agreement provide for an additional earnout payment of up to R$88 million Brazilian reais. On April 7, 2022, we received the maximum earnout possible under the terms of the sale, or $18.5 million based on exchange rates at the time.

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

On April 20, 2022, we completed the sale of our South America chemicals business to a subsidiary of Cape Acquisitions LLC. Upon closing of the all-cash sale, we received gross proceeds of approximately $51.0 million based on exchange rates at the time of closing, subject to a post-closing adjustment. The sale includes all of our remaining operations in Brazil, concluding the previously announced plan to exit the South American market.

We recorded a loss on the sales of the South American specialty plant nutrition business and investment in Fermavi totaling approximately $209.8 million and a non-cash impairment loss for the remaining chemical business of approximately $114.9 million which includes the effect of the significant weakening of the Brazilian real against the U.S. dollar. These losses were partially offset by approximately $30.6 million of gain from the sale of a component of the North America micronutrient business.

Indebtedness

As of March 31, 2022, we had $931.5 million of outstanding indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $106.5 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting of $77.5 million of term loans and $29.0 million borrowed against our revolving credit facility, and $75.0 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 8 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $13.8 million as of March 31, 2022, reduced available borrowing capacity under our revolving credit facility to $257.2 million. In April 2022, we utilized earnout proceeds from the 2021 sale of our South America specialty plant nutrition business and proceeds from the sale of our South America chemicals business, discussed in Dispositions above, to repay approximately $60.6 million of our term loan balance.

In the quarter ended March 31, 2021, we made a $41.7 million required prepayment of our term loan for 2020 Excess Cash Flow (as such term is defined in the Credit Agreement). This prepayment, along with the prepayment made in the last quarter of fiscal 2021 described above, will reduce the future required term loan payments. As such, we do not have a scheduled term loan payment until January 2025.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In July 2021, we utilized cash proceeds from the sale of the South America specialty plant nutrition business noted above in Dispositions to repay amounts borrowed against our revolving credit facility of $35.0 million. An additional $265.0 million of proceeds was utilized to pay down our term loan balance.

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

Our maximum allowed consolidated total leverage ratio (as defined and calculated under the terms of the Credit Agreement) is 4.5x as of the last day of any quarter. As of March 31, 2022, our total leverage ratio was approximately 4.0x (including discontinued operations). In April 2022, we paid down additional debt of $60.6 million in the third quarter of fiscal 2022 with cash received from the earnout payment from the sale of our South America specialty plant nutrition business and sale of our South America chemicals business. We routinely prepare earnings scenarios and forecasts throughout the year. Due to inflationary pressures and higher costs (including transportation costs), we believe it is reasonably possible that our consolidated total leverage ratio will exceed the maximum limit by the third quarter of our 2022 fiscal year. If we were to violate this financial covenant, the lenders could declare the Company in default and could accelerate the amounts due under our Credit Agreement. Further, a default under the Credit Agreement would trigger cross-default provisions within our other debt agreements. We plan to obtain a waiver or amendment to the relevant provisions of the Credit Agreement, as we have done successfully in the past, to alleviate the reasonable possibility of exceeding our consolidated total leverage ratio for at least the next twelve months. We have begun discussions with our lenders, however a waiver or amendment would be granted at the sole discretion of the lenders and there can be no assurance that we would be able to obtain such a waiver.

Although we are in compliance with our debt covenants as of March 31, 2022, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled principal or interest payments on our debt when due. If we consummate an additional acquisition, our debt service requirements could increase. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

We manage our capital allocation considering our long term strategic objectives and spending required to sustain our business. We announced on November 15, 2021, that we reduced our dividend by approximately 80% to provide additional liquidity to support the business and invest in strategic expansion opportunities. We expect to reinvest the cash we anticipate retaining from this dividend reduction toward an expansion of our product portfolio, continued investment in our existing core assets and other uses. While our equipment and facilities are generally not impacted by rapid technology changes, our operations require

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
refurbishments and replacements to maintain structural integrity and reliable production and shipping capabilities. When possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending. For fiscal 2022 we have allocated approximately $15 million of our planned capital spending to upgrade the barge dock at our Cote Blanche mine and have incorporated efficiency and safety features into the design. Additionally, we intend to continue to develop our recently identified lithium resource at our Ogden facility and expect to spend approximately $15 million of capital in fiscal 2022 for the construction of a direct lithium extraction plant. These large projects are expected to be balanced with other sustaining and efficiency projects totaling approximately $100 to $110 million in fiscal 2022. We expect to achieve market entry with a lithium product by 2025 and expect significant capital and other expenditures would be required to achieve this market entry; however, the full amount of this expenditure is currently unknown and will depend on a number of factors, including the outcome of our strategic evaluation of development options for our lithium resource. For more information, refer to Part I, Item 1A, “Risk Factors” in our Form 10-KT for the for the transition period ended September 30, 2021.

On November 2, 2021, we announced a $45 million equity investment in Fortress North America, LLC (“Fortress”), building upon a previous $5 million investment. As of March 31, 2022, we had invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Fortress is a development stage company that intends to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires. We may make further investments in Fortress or make other acquisitions to grow our business.

The table below provides a summary of our cash flows by category, including cash flows from discontinued operations:

SIX MONTHS ENDED MARCH 31, 2022	SIX MONTHS ENDED MARCH 31, 2021
Operating Activities:
Net cash provided by operating activities were $145.9 million	Net cash provided by operating activities were $186.9 million
» Net losses were $9.7 million.	» Net losses were $186.3 million.
» Non-cash depreciation and amortization expense was $56.2 million.	» Non-cash depreciation and amortization expense was $68.9 million.
» Working capital items were a source of operating cash flows of $61.3 million.	» Working capital items were a source of operating cash flows of $32.3 million.
Investing Activities:
Net cash flows used in investing activities were $88.4 million	Net cash flows used in investing activities were $39.2 million
» Net cash flows used in investing activities included equity method investments of $46.3 million.	» Net cash flows used in investing activities included $40.2 million of capital expenditures.
» Included $43.5 million of capital expenditures.
Financing Activities:
Net cash flows used in financing activities were $25.9 million	Net cash flows used in financing activities were $118.2 million
» Included net payments on our debt of $14.5 million.	» Included net payment on our debt of $68.3 million.
» Included the payment of dividends of $10.5 million.	» Included the payment of dividends of $49.0 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our cash flows during the six months ended March 31 of each year reflect the seasonal decrease in inventory due to the end of the winter season partially offset by an increase in accounts receivable for sales not yet collected.

Other Matters

See Item 1, Notes 7 and 9 of our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Reconciliation of Net Earnings from Continuing Operations to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. We have presented Adjusted EBITDA for both continuing operations and consolidated including discontinued operations for comparability purposes (see Item 1, Note 2 to the Consolidated Financial Statements for a discussion of discontinued operations). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, (gain) loss on foreign exchange, other (income) expense and other infrequent items that management does not consider indicative of normal operations. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net (loss) earnings from continuing operations	$(29.0)	$41.9	$(21.1)	$56.6
Interest expense	13.9	15.7	27.8	31.2
Income tax expense	30.4	16.0	29.2	7.6
Depreciation, depletion and amortization	27.9	29.9	56.2	60.0
EBITDA from continuing operations	43.2	103.5	92.1	155.4
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	4.5	3.8	7.7	5.9
Loss on foreign exchange	3.0	2.1	2.6	8.3
Executive transition costs(a)	0.5	—	4.3	—
Accrued loss and legal costs related to SEC investigation(b)	13.6	2.8	16.7	4.4
Other expense (income), net	—	0.3	(0.2)	0.5
Adjusted EBITDA from continuing operations	64.8	112.5	123.2	174.5
Adjusted EBITDA from discontinued operations	7.3	10.7	15.9	36.4
Adjusted EBITDA including discontinued operations	$72.1	$123.2	$139.1	$210.9
(a)We incurred severance and other costs related to executive transition.
(b)We recorded a contingent loss accrual and incurred costs related to the ongoing SEC investigation.

Recent Accounting Pronouncements

See Part 1, Note 1 of our Consolidated Financial Statements for a discussion of recent accounting pronouncements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

We are experiencing increases in freight rates, prices for energy and other costs that have only been partially recovered through price increases for our products. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021 and Part II, Item 1A, “Risk Factors” in this report.

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

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets or at our Ogden facility could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for our deicing products. Drought conditions could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels and mineral concentrations, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may necessitate capital expenditures in the future, although capital expenditures for climate-related projects are not expected to be material in fiscal 2022. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item 1 “Business—Environmental, Health and Safety and Other Regulatory Matters” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021.

Global Economy

The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We have continued producing and delivering essential products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the COVID-19 pandemic and have experienced negative impacts to our business from COVID-19, but our results of operations for the three and six months ended March 31, 2022, and 2021, were not materially affected by COVID-19, although the recent supply chain shortages and cost increases may be linked to the COVID-19 pandemic. Also, while we have no operations in Russia or Ukraine, we are monitoring any broader impact from the current war in Ukraine, especially with respect to energy costs.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The ultimate impact that COVID-19 or the war in Ukraine will have on our future results is unknown at this time. For more information, see Part I, Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021, as updated and supplemented by the discussion below.

Inflation could result in higher costs and decreased profitability.

Recent inflation, including increases in freight rates, prices for energy and other costs, has adversely impacted us. Sustained inflation could result in higher costs for transportation, energy, materials, supplies and labor. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. Accordingly, substantial inflation may result in a material adverse impact on our costs, profitability and financial results.

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

Item 5.    Other Information

None.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1*	First Amendment to the Compass Minerals International, Inc. 2020 Incentive Award Plan.
31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Lorin Crenshaw, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 10, 2022	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer
(Principal Financial Officer)