Form 10-Q
period 2022-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2022-08-05
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 1, 2022, was 34,160,957 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$47.2	$18.1
Receivables, less allowance for doubtful accounts of $2.3 at June 30, 2022 and $3.0 at September 30, 2021	108.6	132.8
Inventories	268.9	321.7
Current assets held for sale	—	9.9
Other	54.6	48.9
Total current assets	479.3	531.4
Property, plant and equipment, net	802.5	830.5
Intangible assets, net	47.2	48.8
Goodwill	57.3	57.8
Equity method investments	48.4	5.8
Other	142.3	156.6
Total assets	$1,577.0	$1,630.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	85.9	90.0
Accrued salaries and wages	20.4	20.7
Accrued interest	8.9	14.3
Current liabilities held for sale	—	9.6
Accrued expenses and other current liabilities	74.2	60.8
Total current liabilities	189.4	195.4
Long-term debt, net of current portion	885.9	935.4
Deferred income taxes, net	61.6	57.6
Other noncurrent liabilities	139.2	149.4
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	148.0	136.3
Treasury stock, at cost — 1,206,307 shares at June 30, 2022 and 1,313,690 shares at September 30, 2021	(7.2)	(5.5)
Retained earnings	239.2	272.4
Accumulated other comprehensive loss	(79.5)	(110.5)
Total stockholders’ equity	300.9	293.1
Total liabilities and stockholders’ equity	$1,577.0	$1,630.9
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Sales	$214.7	$199.4	$994.7	$934.1
Shipping and handling cost	58.7	51.6	314.5	250.4
Product cost	122.1	117.6	521.8	486.6
Gross profit	33.9	30.2	158.4	197.1
Selling, general and administrative expenses	37.4	29.3	121.5	92.1
Operating (loss) earnings	(3.5)	0.9	36.9	105.0

Other expense:
Interest expense	13.4	15.0	41.2	46.2
(Gain) loss on foreign exchange	(6.1)	1.1	(3.5)	9.4
Other expense (income), net	1.0	(0.5)	2.9	(0.1)
(Loss) earnings from continuing operations before income taxes	(11.8)	(14.7)	(3.7)	49.5
Income tax (benefit) expense from continuing operations	(1.1)	1.7	28.1	9.3
Net (loss) earnings from continuing operations	(10.7)	(16.4)	(31.8)	40.2
Net earnings (loss) from discontinued operations	2.8	73.5	14.2	(169.4)
Net (loss) earnings	$(7.9)	$57.1	$(17.6)	$(129.2)

Basic net (loss) earnings from continuing operations per common share	$(0.32)	$(0.49)	$(0.94)	$1.15
Basic net earnings (loss) from discontinued operations per common share	0.08	2.13	0.42	(4.98)
Basic net (loss) earnings per common share	$(0.23)	$1.64	$(0.52)	$(3.83)

Diluted net (loss) earnings from continuing operations per common share	$(0.32)	$(0.49)	$(0.94)	$1.15
Diluted net earnings (loss) from discontinued operations per common share	0.08	2.12	0.42	(4.98)
Diluted net (loss) earnings per common share	$(0.23)	$1.63	$(0.52)	$(3.83)

Weighted-average common shares outstanding (in thousands):
Basic	34,154	34,020	34,105	33,984
Diluted	34,154	34,078	34,110	34,022
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net (loss) earnings	$(7.9)	$57.1	$(17.6)	$(129.2)
Other comprehensive income (loss):
Unrealized gain (loss) from change in pension obligations, net of tax of $0.0 for the three and nine months ended June 30, 2022, and $(0.1) and $0.7 for the three and nine months ended June 30, 2021, respectively	0.1	0.3	0.3	(2.5)
Unrealized (loss) gain on cash flow hedges, net of tax of $(0.4) and $0.0 for the three and nine months ended June 30, 2022, respectively, and $(0.4) and $(0.7) for the three and nine months ended June 30, 2021, respectively	(4.4)	1.0	(5.4)	1.8
Cumulative translation adjustment	29.2	26.5	36.1	61.2
Comprehensive income (loss)	$17.0	$84.9	$13.4	$(68.7)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended June 30, 2022 and 2021
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$272.4	$(110.5)	$293.1
Comprehensive income (loss)	—	—	—	2.4	(5.7)	(3.3)
Dividends on common stock ($0.15 per share)	—	(0.1)	—	(5.2)	—	(5.3)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	3.3	—	—	—	3.3
Balance, December 31, 2021	$0.4	$139.7	$(5.5)	$269.6	$(116.2)	$288.0
Comprehensive (loss) income	—	—	—	(12.1)	11.8	(0.3)
Dividends on common stock ($0.15 per share)	—	—	—	(5.2)	—	(5.2)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.4)	—	—	(0.5)
Stock-based compensation	—	4.5	—	—	—	4.5
Balance, March 31, 2022	$0.4	$144.1	$(5.9)	$252.3	$(104.4)	$286.5
Comprehensive (loss) income	—	—	—	(7.9)	24.9	17.0
Dividends on common stock ($0.15 per share)	—	—	—	(5.2)	—	(5.2)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(1.3)	—	—	(1.4)
Stock options exercised, net of shares withheld for taxes	—	0.1	—	—	—	0.1
Stock-based compensation	—	3.9	—	—	—	3.9
Balance, June 30, 2022	$0.4	$148.0	$(7.2)	$239.2	$(79.5)	$300.9

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2020	$0.4	$124.5	$(4.4)	$556.1	$(356.7)	$319.9
Comprehensive income	—	—	—	28.1	52.9	81.0
Dividends on common stock ($0.72 per share)	—	0.2	—	(25.1)	—	(24.9)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	—	—	—	(0.1)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	2.2	—	—	—	2.2
Balance, December 31, 2020	$0.4	$127.0	$(4.4)	$559.1	$(303.8)	$378.3
Comprehensive loss	—	—	—	(214.4)	(20.2)	(234.6)
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.2)	—	(24.1)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	4.0	—	—	—	4.0
Balance, March 31, 2021	$0.4	$131.3	$(4.4)	$320.5	$(324.0)	$123.8
Comprehensive income	—	—	—	57.1	27.8	84.9
Dividends on common stock ($0.72 per share)	—	0.1	—	(24.7)	—	(24.6)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(1.1)	—	—	(1.2)
Stock options exercised, net of shares withheld for taxes	—	1.0	—	—	—	1.0
Stock-based compensation	—	2.7	—	—	—	2.7
Balance, June 30, 2021	$0.4	$135.0	$(5.5)	$352.9	$(296.2)	$186.6
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(17.6)	$(129.2)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	83.2	99.0
Amortization of deferred financing costs	2.2	2.5
Stock-based compensation	11.7	8.9
Deferred income taxes	15.9	(11.4)
Unrealized foreign exchange gain	(19.8)	(19.6)
Loss on impairment of long-lived assets	23.1	237.6
Gain on sale of business	—	(32.0)
Other, net	5.4	(0.2)
Changes in operating assets and liabilities, net of sale:
Receivables	5.6	10.8
Inventories	48.0	16.6
Other assets	(6.6)	4.9
Accounts payable and accrued expenses and other current liabilities	7.5	23.6
Other liabilities	(9.7)	(14.4)
Net cash provided by operating activities	148.9	197.1
Cash flows from investing activities:
Capital expenditures	(68.9)	(61.0)
Proceeds from sale of business	61.2	56.7
Investment in equity method investee	(46.3)	(4.5)
Other, net	0.9	3.7
Net cash used in investing activities	(53.1)	(5.1)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	346.3	345.8
Principal payments on revolving credit facility borrowings	(341.7)	(411.0)
Proceeds from issuance of long-term debt	50.8	120.3
Principal payments on long-term debt	(106.6)	(155.6)
Dividends paid	(15.7)	(73.6)
Deferred financing costs	(0.4)	(0.1)
Proceeds from stock option exercised	0.3	1.4
Shares withheld to satisfy employee tax obligations	(1.9)	(1.3)
Other, net	(0.9)	(1.3)
Net cash used in financing activities	(69.8)	(175.4)
Effect of exchange rate changes on cash and cash equivalents	0.2	2.9
Net change in cash and cash equivalents	26.2	19.5
Cash and cash equivalents, beginning of the year	21.0	34.1
Cash and cash equivalents, end of period	47.2	53.6
Less: cash and cash equivalents included in current assets held for sale	—	(27.3)
Cash and cash equivalents of continuing operations, end of period	$47.2	$26.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$44.6	$52.4
Income taxes paid, net of refunds	$17.0	$37.7
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and help improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. Additionally, the Company is pursuing development of a sustainable lithium brine resource to support the North American battery market and is a minority owner of Fortress North America, LLC (“Fortress”), a next-generation fire retardant company. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services to businesses located in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company uses the equity method of accounting for equity securities when it has significant influence or when it has more than a minor ownership interest or more than minor influence over an investee’s operations but does not have a controlling financial interest. Initial investments are recorded at cost (including certain transaction costs) and are adjusted by the Company’s share of the investees’ undistributed earnings and losses. Any difference in the Company’s cost in comparison to its underlying interest in the net assets of equity method companies that is attributable to finite-lived intangible assets is amortized over the estimated useful lives of the related intangible assets.

The Company’s investment in Fortress is accounted for under the equity method of accounting. On November 2, 2021, the Company announced a $45 million equity investment in Fortress, building upon a previous $5 million investment as part of the Company’s strategy to strengthen and grow its essential minerals business. Fortress is a development stage company that intends to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires. As of June 30, 2022, the Company had invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Under the equity method of accounting, the Company reflects its proportionate share of the income or loss of Fortress, net of tax, in its results each period on a one quarter reporting lag. The Company recorded its share of Fortress’ net losses of $1.1 million and $2.4 million, including immaterial basis difference adjustments, in the three and nine months ended June 30, 2022, respectively. Fortress’ losses were immaterial for each period presented in fiscal 2021.

The carrying value of the Company’s equity investment in Fortress is in excess of its share of Fortress’s net book value by approximately $30 million as of June 30, 2022. The Company’s initial estimates indicate this primarily represents incremental value attributable to intangible assets and goodwill that has not been recognized in the financial statements of Fortress. The Company has the right to purchase units from other Fortress unit holders, subject to certain conditions. Additionally, the Company has the right of first refusal to purchase all or any portion of any available Fortress units, subject to certain conditions.

The balance of the Company’s net investment in Fortress of $47.2 million and $3.9 million is recorded in equity method investments in the Consolidated Balance Sheets as of June 30, 2022 and September 30, 2021, respectively. The Company also has other immaterial equity investments of $1.2 million and $1.9 million as of June 30, 2022 and September 30, 2021, respectively, for which it has recorded $0.2 million and $1.0 million for its share of losses and immaterial basis difference adjustments in the three and nine months ended June 30, 2022, respectively.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Strategic Evaluation and Plan to Sell Businesses
During fiscal 2020, the Company initiated an evaluation of the strategic fit of certain of the Company’s businesses. On February 16, 2021, the Company announced its plan to restructure its former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including its chemicals and specialty plant nutrition businesses, along with the Company’s equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize its asset base in North America, the Company evaluated the strategic fit of its North America micronutrient product business. On March 16, 2021, the Board of Directors of the Company approved a plan to sell the Company’s South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses. Prior to March 31, 2021, the South America chemicals and specialty plant nutrition businesses and investment in Fermavi were reported as the Company’s Plant Nutrition South America segment. Prior to March 31, 2021, the North America micronutrient product business was included with the Company’s Plant Nutrition North America segment, which has been renamed the Plant Nutrition segment as of March 31, 2021. As of June 30, 2022, the Company has two reportable segments, Salt and Plant Nutrition, as discussed further in Note 10.

The Company concluded that the Specialty Businesses met the criteria for classification as held for sale upon receiving approval from its Board of Directors to sell the Specialty Businesses in the quarter ended March 31, 2021. In addition, the

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Company believes there is a single disposal plan representing a strategic shift that will have a material effect on its operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. GAAP. Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale as of September 30, 2021 and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented. Interest expense attributed to discontinued operations represents interest expense for loans in Brazil by the Company’s South America chemicals and specialty plant nutrition businesses, which were fully repaid from proceeds received from the Company’s sale of its South America specialty plant nutrition businesses.

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

2.    Discontinued Operations:

On March 23, 2021, the Company entered into a definitive agreement to sell its South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing the Company received gross proceeds of approximately $421.1 million, following a reduction in proceeds of $6.2 million in working capital adjustments (finalized in the quarter ended September 30, 2021), comprised of cash in the amount of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltda. The Brazil debt was deducted from gross proceeds from the transaction. The terms of the definitive agreement provided for an additional earnout payment of up to R$88 million Brazilian reais. On April 7, 2022, the Company received the maximum earnout possible under the terms of the sale, or $18.5 million based on exchange rates at the time of receipt. At the closing of the transaction, the parties also entered into a Reverse Transition Services Agreement, which governs the parties’ respective rights and obligations with respect to the provision of certain transition services to the Company’s Brazil subsidiaries after closing.

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

On April 20, 2022, the Company completed the sale of its South America chemicals business to a subsidiary of Cape Acquisitions LLC. Upon closing of the all-cash sale, the Company received gross proceeds of approximately $51.5 million based on exchange rates at the time of receipt, including a post-closing adjustment and compensation of $6.4 million for cash on hand that transferred to the buyer. The Company also paid fees of $2.4 million related to this sale. The Company recognized a loss recovery of $1.6 million during the three months ended June 30, 2022, an incremental loss from the sale of $23.1 million during the nine months ended June 30, 2022 and released $49.5 million from accumulated CTA. The sale included all of the Company’s remaining operations in Brazil, concluding its previously announced plan to exit the South American market.

In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an impairment analysis when its Board of Directors committed to a plan to sell the Specialty Businesses and the Company updated the analysis each quarter prior to the sale of the Company’s South America chemicals business.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company recorded losses on the sales of its South American specialty plant nutrition business, its South America chemicals business and its investment in Fermavi totaling approximately $323.1 million. These losses were partially offset by a gain of approximately $30.6 million from the sale of a component of the North America micronutrient business in fiscal 2021.

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

The following table represents summarized Consolidated Balance Sheets information of assets and liabilities held for sale (in millions):

	June 30, 2022	September 30, 2021
Cash and cash equivalents	$—	$2.9
Receivables, less allowance for doubtful accounts of $0.2 at September 30, 2021	—	13.7
Inventories	—	7.7
Property, plant and equipment, net	—	35.6
Goodwill	—	33.3
Loss recognized on held for sale classification	—	(90.2)
Other	—	6.9
Current assets held for sale	$—	$9.9

Current portion of long-term debt	$—	$—
Accounts payable	—	5.9
Accrued expenses and other current liabilities	—	3.7
Current liabilities held for sale	$—	$9.6

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Sales	$6.9	$103.8	$53.6	$301.6
Shipping and handling cost	0.3	4.8	2.8	13.6
Product cost	3.1	78.8	28.4	213.2
Gross profit	3.5	20.2	22.4	74.8
Selling, general and administrative expenses	0.5	12.7	3.5	41.3
Operating earnings	3.0	7.5	18.9	33.5
Interest expense	—	2.1	0.1	6.3
Gain on foreign exchange	(0.2)	(24.3)	(17.5)	(21.4)
Net (gain) loss on adjustment to fair value less estimated costs to sell	(1.6)	(14.6)	23.1	240.6
Net gain on sale of business	—	(30.8)	—	(30.8)
Other income, net	(0.1)	(0.6)	(0.6)	(1.7)
Earnings (loss) from discontinued operations before income taxes	4.9	75.7	13.8	(159.5)
Income tax expense (benefit)	2.1	2.2	(0.4)	9.9
Net earnings (loss) from discontinued operations	$2.8	$73.5	$14.2	$(169.4)

The significant components included in the Company’s Consolidated Statements of Cash Flows for discontinued operations are as follows (in millions):

	Nine Months Ended June 30,
	2022	2021
Depreciation, depletion and amortization	$—	$9.0
Loss on impairment of long-lived assets	23.1	237.6
Capital expenditures	(1.6)	(9.2)
Proceeds from sale of businesses	61.2	56.7
Proceeds from issuance of long-term debt	—	41.3
Principal payments on long-term debt	—	(35.0)

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

See Note 10 for disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	June 30, 2022	September 30, 2021
Finished goods	$214.3	$272.6
Raw materials and supplies	54.6	49.1
Total inventories	$268.9	$321.7

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2022	September 30, 2021
Land, buildings and structures, and leasehold improvements	$538.6	$539.3
Machinery and equipment	1,053.5	1,062.9
Office furniture and equipment	56.7	55.7
Mineral interests	171.0	172.5
Construction in progress	80.5	44.8
	1,900.3	1,875.2
Less: accumulated depreciation and depletion	(1,097.8)	(1,044.7)
Property, plant and equipment, net	$802.5	$830.5

6.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Aggregate amortization expense	$0.4	$0.4	$1.2	$1.2
Amounts related to the Company’s goodwill are as follows (in millions):

	June 30, 2022	September 30, 2021
Plant Nutrition Segment	$51.6	$51.8
Other	5.7	6.0
Total	$57.3	$57.8
The change in goodwill between September 30, 2021, and June 30, 2022 was due to the impact from translating foreign-denominated amounts to U.S. dollars. As of June 30, 2022, there were no indicators necessitating an interim impairment test of the Company’s reporting units based on the Company’s review of operating performance, among other factors, for the relevant reporting units.

7.    Income Taxes:

Under ASC 740 “Income Taxes” (ASC 740), companies are required to apply their estimated annual tax rate on a year-to-date basis in each interim period. However, under ASC 740, companies should not apply the estimated annual tax rate to interim financial results if the estimated annual tax rate is not reliably predictable. In this situation, the interim tax rate should be based on the actual year-to-date results. As a result of the low amount of pretax income for the nine months ended June 30, 2022 and the full fiscal year pretax projections as of June 30, 2022, as well as the existence of large favorable permanent book-tax differences for fiscal 2022, a reliable projection of the Company’s annual effective tax rate as of June 30, 2022 is not readily determinable, as a small change in forecasted pretax income could cause a significant change in the estimated annual effective tax rate. Consequently, the effective tax rates applied to the three and nine months ended June 30, 2022 were determined based on fiscal year-to-date results rather than an estimated annual effective tax rate which was the method previously used for the period ended December 31, 2021 and for the three and nine months ended June 30, 2021.

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, global intangible low-taxed income, interest expense recognition differences for book and tax purposes and, for the period ended June 30, 2022, nondeductible contingent loss accrual and valuation allowances recorded on deferred tax assets.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended June 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, as of June 30, 2022, a valuation allowance of $30.4 million has been recorded to recognize only the portion of the deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of June 30, 2022, and September 30, 2021, the Company had $110.0 million and $3.3 million, respectively of gross foreign federal NOL carryforwards that have no expiration date and $5.3 million and $0.3 million, respectively, of net operating tax-effected state NOL carryforwards which expire beginning in 2034.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2017. The reassessments are a result of ongoing audits and total $173.9 million, including interest, through June 30, 2022. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $133.1 million performance bond and has paid $38.5 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at June 30, 2022, and September 30, 2021), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2022, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Transition Report on Form 10-KT for the transition period ended September 30, 2021.

8.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2022	September 30, 2021
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	16.9	80.8
Revolving Credit Facility due January 2025	93.0	88.4
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2025	34.9	26.8
	894.8	946.0
Less unamortized debt issuance costs	(8.9)	(10.6)
Total debt	885.9	935.4
Less current portion	—	—
Long-term debt	$885.9	$935.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
As of June 30, 2022, the term loan and revolving credit facility under the Company’s credit agreement entered into on November 26, 2019 (as amended, the “Credit Agreement”) were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of June 30, 2022, the weighted average interest rate on all borrowings outstanding under the term loan and revolving credit facility under the Credit Agreement was approximately 4.6%.

The Company is in compliance as of June 30, 2022 with its debt covenants under the Credit Agreement. In June 2022, the Company entered into an amendment to its Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the Credit Agreement) to 5.5x as of the last day of any quarter through fiscal 2022, gradually stepping down to 4.5x for the fiscal quarter ended June 30, 2024. In connection with this amendment, the Company paid fees totaling $0.2 million which were capitalized as deferred financing costs.

On June 27, 2022, certain of the Company’s U.S. subsidiaries entered into an amendment to its $100.0 million revolving accounts receivable financing facility with PNC Bank, National Association, extending the facility to June 2025. In connection with this amendment, the Company paid fees totaling $0.2 million which were capitalized as deferred financing costs.

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

The Company is unable to predict the ultimate outcome of the SEC investigation or these discussions. As of June 30, 2022, the Company has recorded a contingent loss accrual of $12 million to accrued expenses and other current liabilities on the Consolidated Balance Sheets and recorded $4 million and $12 million of selling, general and administrative expense in the Consolidated Statements of Operations during the three and nine months ended June 30, 2022, respectively. As the discussions

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The collective bargaining agreement for the Company’s Cote Blanche mine was due to expire on March 31, 2022, but has been extended while the parties continue to negotiate a new agreement.

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

For the three and nine months ended June 30, 2022 and 2021, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP.

Segment information is as follows (in millions):

Three Months Ended June 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$156.2	$55.6	$2.9	$214.7
Intersegment sales	—	1.9	(1.9)	—
Shipping and handling cost	52.2	6.5	—	58.7
Operating earnings (loss)(b)	12.4	10.6	(26.5)	(3.5)
Depreciation, depletion and amortization	15.3	8.8	2.9	27.0
Total assets (as of end of period)	980.6	441.2	155.2	1,577.0

Three Months Ended June 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$142.6	$53.8	$3.0	$199.4
Intersegment sales	—	2.5	(2.5)	—
Shipping and handling cost	44.3	7.3	—	51.6
Operating earnings (loss)(b)	19.2	0.7	(19.0)	0.9
Depreciation, depletion and amortization	17.6	9.1	3.3	30.0
Total assets (as of end of period)	986.5	456.6	98.5	1,541.6

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$821.4	$164.5	$8.8	$994.7
Intersegment sales	—	5.0	(5.0)	—
Shipping and handling cost	294.0	20.5	—	314.5
Operating earnings (loss)(b)	101.1	24.5	(88.7)	36.9
Depreciation, depletion and amortization	47.7	26.4	9.1	83.2

Nine Months Ended June 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$740.1	$185.7	$8.3	$934.1
Intersegment sales	—	5.4	(5.4)	—
Shipping and handling cost	223.6	26.8	—	250.4
Operating earnings (loss)(b)	155.3	9.3	(59.6)	105.0
Depreciation, depletion and amortization	53.0	26.9	10.1	90.0

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$78.5	$—	$—	$78.5
Consumer & Industrial Salt	77.7	—	—	77.7
SOP	—	57.5	—	57.5
Eliminations & Other	—	(1.9)	2.9	1.0
Sales to external customers	$156.2	$55.6	$2.9	$214.7

Three Months Ended June 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$71.9	$—	$—	$71.9
Consumer & Industrial Salt	70.7	—	—	70.7
SOP	—	56.3	—	56.3
Eliminations & Other	—	(2.5)	3.0	0.5
Sales to external customers	$142.6	$53.8	$3.0	$199.4

Nine Months Ended June 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$542.3	$—	$—	$542.3
Consumer & Industrial Salt	279.1	—	—	279.1
SOP	—	169.5	—	169.5
Eliminations & Other	—	(5.0)	8.8	3.8
Sales to external customers	$821.4	$164.5	$8.8	$994.7

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$493.7	$—	$—	$493.7
Consumer & Industrial Salt	246.4	—	—	246.4
SOP	—	191.1	—	191.1
Eliminations & Other	—	(5.4)	8.3	2.9
Sales to external customers	$740.1	$185.7	$8.3	$934.1
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
(b)Corporate operating results include a contingent loss accrual and costs, net of reimbursements, related to the ongoing SEC investigation of $2.8 million for the three months ended June 30, 2022. The nine months ended June 30, 2022 results include executive transition costs of $3.8 million and a contingent loss accrual and net costs related to the ongoing SEC investigation of $19.5 million. Corporate operating results also include costs related to the ongoing SEC investigation of $0.3 million and $4.7 million for the three and nine months ended June 30, 2021, respectively. Refer to Note 9 for more information regarding the SEC investigation.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue	2022	2021	2022	2021
United States(a)	$167.8	$158.3	$716.9	$698.9
Canada	36.7	34.0	230.6	177.0
United Kingdom	5.5	6.8	40.9	52.0
Other	4.7	0.3	6.3	6.2
Total revenue	$214.7	$199.4	$994.7	$934.1
(a)United States sales exclude product sold to foreign customers at U.S. ports.

11.    Stockholders’ Equity and Equity Instruments:

In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (as amended, the “2020 Plan”), which authorized the issuance of 2,977,933 shares of Company common stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Incentive Award Plan (as amended, the “2015 Plan”). In February 2022, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 750,000 shares of Company stock. Since the approval of the 2015 Plan in May 2015, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan, the 2015 Plan and the 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units.

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
To estimate the fair value of options on the grant date, the Company uses the Black-Scholes option valuation model. Award recipients are grouped according to expected exercise behavior. Unless better information is available to estimate the expected term of the options, the estimate is based on historical exercise experience. The risk-free rate, using U.S. Treasury yield curves in effect at the time of grant, is selected based on the expected term of each group. The Company’s historical stock price is used to estimate expected volatility. The fair value and inputs used to calculate fair value for options granted for the nine months ended June 30, 2022, are included in the table below:

Fair value of options granted	$16.84
Exercise price	$73.77
Expected term (years)	4.75
Expected volatility	37.9%
Dividend yield	3.9%
Risk-free rate of return	1.1%

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

During the nine months ended June 30, 2022, the Company reissued the following number of shares from treasury stock: 3,861 shares related to the exercise of stock options, 67,426 shares related to the release of RSUs which vested, 28,666 shares related to the release of PSUs which vested, and 40,898 shares related to stock payments. In fiscal 2021, the Company issued 94,236 net shares from treasury stock. The Company withheld a total of 33,468 shares with a fair value of $1.9 million related to the vesting of RSUs, PSUs, and stock payments during the nine months ended June 30, 2022. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized a tax benefit of $0.1 million from its equity compensation awards as a decrease to income tax expense during the nine months ended June 30, 2022. During the nine months ended June 30, 2022 and 2021, the Company recorded $13.2 million (includes $1.5 million paid in cash) and $9.9 million (includes $1.0 million paid in cash), respectively,

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the nine months ended June 30, 2022:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2021	828,706	$61.56	223,499	$59.00	279,907	$64.90
Granted	73,290	73.77	100,390	67.34	111,879	79.02
Exercised(b)	(3,861)	67.76	—	—	—	—
Released from restriction(b)	—	—	(71,971)	58.23	(28,666)	55.98
Cancelled/expired	(103,333)	76.07	(30,255)	61.96	(97,934)	61.44
Outstanding at June 30, 2022	794,802	$60.77	221,663	$62.63	265,186	$73.10
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

Accumulated Other Comprehensive Loss

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL are as follows (in millions):

Three Months Ended June 30, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$2.1	$(5.2)	$(101.3)	$(104.4)
Other comprehensive loss before reclassifications(b)	(3.3)	—	(20.3)	(23.6)
Amounts reclassified from AOCL	(1.1)	0.1	49.5	48.5
Net current period other comprehensive (loss) income	(4.4)	0.1	29.2	24.9
Ending balance	$(2.3)	$(5.1)	$(72.1)	$(79.5)

Three Months Ended June 30, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.3	$(9.2)	$(315.1)	$(324.0)
Other comprehensive income before reclassifications(b)	1.2	—	23.7	24.9
Amounts reclassified from AOCL	(0.2)	0.3	2.8	2.9
Net current period other comprehensive income	1.0	0.3	26.5	27.8
Ending balance	$1.3	$(8.9)	$(288.6)	$(296.2)

Nine Months Ended June 30, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$3.1	$(5.4)	$(108.2)	$(110.5)
Other comprehensive loss before reclassifications(b)	(2.6)	—	(13.4)	(16.0)
Amounts reclassified from AOCL	(2.8)	0.3	49.5	47.0
Net current period other comprehensive (loss) income	(5.4)	0.3	36.1	31.0
Ending balance	$(2.3)	$(5.1)	$(72.1)	$(79.5)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$(0.5)	$(6.4)	$(349.8)	$(356.7)
Other comprehensive income (loss) before reclassifications(b)	3.9	(3.2)	58.4	59.1
Amounts reclassified from AOCL	(2.1)	0.7	2.8	1.4
Net current period other comprehensive income (loss)	1.8	(2.5)	61.2	60.5
Ending balance	$1.3	$(8.9)	$(288.6)	$(296.2)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange gain of $2.4 million and $1.7 million in the three and nine months ended June 30, 2022, respectively, and $0.7 million and $5.7 million in the three and nine months ended June 30, 2021, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three and nine months ended June 30, 2022 and 2021, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended June 30,		Nine Months Ended June 30,		Line Item Impacted in the Consolidated Statements of Operations
	2022	2021	2022	2021
Losses on cash flow hedges:
Natural gas instruments	$(1.5)	$(0.3)	$(3.8)	$(0.7)	Product cost
Foreign currency contracts	—	—	—	(2.5)	Interest expense
Income tax expense	0.4	0.1	1.0	1.1
Reclassifications, net of income taxes	(1.1)	(0.2)	(2.8)	(2.1)
Amortization of defined benefit pension:
Amortization of loss	0.1	0.4	0.3	1.0	Product cost
Income tax benefit	—	(0.1)	—	(0.3)
Reclassifications, net of income taxes	0.1	0.3	0.3	0.7
Reclassifications, CTA due to sale of foreign entity	49.5	2.8	49.5	2.8
Total reclassifications, net of income taxes	$48.5	$2.9	$47.0	$1.4

12.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of June 30, 2022 and September 30, 2021 were not material.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and a change in natural gas prices impacts the Company’s operating margin. The Company’s objective is to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2022, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2024. As of June 30, 2022 and September 30, 2021, the Company had agreements in place to hedge forecasted natural gas purchases of 3.9 million and 2.1 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of June 30, 2022 and September 30, 2021 qualified and were designated as cash flow hedges. As of June 30, 2022, the Company expects to reclassify from AOCL to earnings during the next twelve months $0.4 million of net gains on derivative instruments related to its natural gas hedges. Refer to Note 13 for the estimated fair value of the Company’s natural gas derivative instruments as of June 30, 2022 and September 30, 2021.

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

The estimated fair values for each type of instrument are presented below (in millions):

	June 30, 2022	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Total Assets	$1.8	$1.8	$—	$—
Liability Class:
Derivatives - natural gas instruments, net	$(1.2)	$—	$(1.2)	$—
Liabilities related to non-qualified savings plan	(1.8)	(1.8)	—	—
Total Liabilities	$(3.0)	$(1.8)	$(1.2)	$—
(a)Includes mutual fund investments of approximately 30% in common stock of large-cap U.S. companies, 5% in common stock of small to mid-cap U.S. companies, 10% in international companies, 15% in bond funds, 5% in short-term investments and 35% in blended funds.

	September 30, 2021	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.1	$2.1	$—	$—
Derivatives - natural gas instruments, net	4.2	—	4.2	—
Total Assets	$6.3	$2.1	$4.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.1)	$(2.1)	$—	$—
Total Liabilities	$(2.1)	$(2.1)	$—	$—

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 10% in the common stock of international companies, 15% in bond funds, 5% in short-term investments and 30% in blended funds.

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.8 million at June 30, 2022 and $2.1 million at September 30, 2021, are stated at fair value based on quoted market prices. As of June 30, 2022 and September 30, 2021, the estimated fair value of the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $231.4 million and $260.0 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of June 30, 2022 and September 30, 2021, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $451.3 million and $532.9 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at June 30, 2022 and September 30, 2021 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $101.5 million and $166.6 million, respectively, compared with the aggregate principal amount at maturity of $109.9 million and $169.2 million, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
14.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) earnings from continuing operations	$(10.7)	$(16.4)	$(31.8)	$40.2
Less: net loss allocated to participating securities(a)	(0.1)	(0.3)	(0.2)	(1.0)
Net (loss) earnings from continuing operations available to common stockholders	(10.8)	(16.7)	(32.0)	39.2
Net earnings (loss) from discontinued operations available to common stockholders	2.8	72.6	14.2	(169.4)
Net (loss) earnings available to common stockholders	$(8.0)	$55.9	$(17.8)	$(130.2)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	34,154	34,020	34,105	33,984
Weighted-average awards outstanding(b)	—	58	5	38
Shares for diluted earnings per share	34,154	34,078	34,110	34,022

Basic net (loss) earnings from continuing operations per common share	$(0.32)	$(0.49)	$(0.94)	$1.15
Basic net earnings (loss) from discontinued operations per common share	0.08	2.13	0.42	(4.98)
Basic net (loss) earnings per common share	$(0.23)	$1.64	$(0.52)	$(3.83)

Diluted net (loss) earnings from continuing operations per common share	$(0.32)	$(0.49)	$(0.94)	$1.15
Diluted net earnings (loss) from discontinued operations per common share	0.08	2.12	0.42	(4.98)
Diluted net (loss) earnings per common share	$(0.23)	$1.63	$(0.52)	$(3.83)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 372,000 and 423,000 weighted participating securities for the three and nine months ended June 30, 2022, respectively, and 432,000 and 418,000 weighted participating securities for the three and nine months ended June 30, 2021, respectively.
(b)For the calculation of diluted net earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,051,000 and 1,107,000 weighted-average equity awards outstanding for the three and nine months ended June 30, 2022, respectively, and 1,255,000 and 1,178,000 weighted-average equity awards outstanding for the three and nine months ended June 30, 2021, respectively, that were anti-dilutive.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2022, we operated 12 production and packaging facilities, including:
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

Our Salt segment provides highway deicing salt to customers in North America and the U.K. as well as consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation, and other salt-based products for consumer, industrial, chemical and agricultural applications in North America. In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, England.

Our Plant Nutrition segment produces and markets SOP products in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+.

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and nine months ended June 30, 2021 and 2022, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND NINE MONTHS ENDED JUNE 30
* Refer to “—Reconciliation of Net (Loss) Earnings from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

•Total sales increased 8%, or $15.3 million, due to increases in our Salt and Plant Nutrition segments. The increase in Salt sales reflects higher average sales prices and commitment levels, while the increase in Plant Nutrition sales was driven by higher pricing.
•Operating earnings decreased 489%, or $4.4 million, to an operating loss of $3.5 million, reflecting lower Salt operating earnings due primarily to higher product and distribution costs and higher corporate SG&A expenses related to a contingent loss accrual associated with the SEC investigation and our lithium development project. This reduction was mostly offset by higher Plant Nutrition operating earnings driven by increased average sales prices.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 13%, or $4.4 million.
•Diluted net loss per share improved $0.17 to a net loss of $0.32.

Commentary: Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

•Total sales increased 6%, or $60.6 million, due to an increase in our Salt segment sales, which was partially offset by lower Plant Nutrition sales. The increase in Salt sales primarily reflects higher commitment levels. The decline in Plant Nutrition sales was primarily driven by lower production volumes which limited inventory available for sale.
•Operating earnings decreased 65%, or $68.1 million, due to a decrease in the Salt segment, driven primarily by higher product and distribution costs. The decrease in operating earnings was partially offset by an increase in our Plant Nutrition segment due to higher pricing, partially offset by lower sales volumes. Corporate and Other segment SG&A expenses also increased primarily due to a contingent loss accrual in fiscal 2022 and increased legal expenses related to the SEC investigation, executive transition costs and costs incurred for the lithium development project.
•Adjusted EBITDA decreased 27%, or $55.7 million.
•Diluted net loss of $0.94 decreased from diluted net earnings of $1.15 per common share.

THREE AND NINE MONTHS ENDED JUNE 30
Commentary: Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Gross Profit: Increased 12%, or $3.7 million; Gross Margin increased 1 percentage point to 16%
•Salt segment gross profit decreased $5.7 million primarily due to higher per-unit product and logistics costs, which were partially offset by higher average sales prices and slightly higher sales volumes (see Salt operating results).
•The gross profit of the Plant Nutrition segment increased $9.9 million due to higher average sales prices, which were partially offset by higher per-unit product costs, lower sales volumes and higher per-unit logistics costs (see Plant Nutrition operating results).

Commentary: Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

Gross Profit: Decreased 20%, or $38.7 million; Gross Margin decreased 5 percentage points to 16%
•Salt segment gross profit decreased $52.2 million primarily due to higher per-unit product and logistics costs, which were partially offset by higher sales volumes (see Salt operating results).
•The gross profit of the Plant Nutrition segment increased $13.3 million due to higher average sales prices, which were partially offset by lower sales volumes and higher per-unit product costs and logistics costs (see Plant Nutrition operating results).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

SG&A: Increased $8.1 million; increased 2.7 percentage point as a percentage of sales from 14.7% to 17.4%
•The increase in SG&A expense was primarily due to a contingent loss accrual associated with the SEC investigation, net of legal fee reimbursement, and increased legal and consulting expenses and costs related to our lithium development project.

Interest Expense: Decreased $1.6 million to $13.4 million
•The decrease was primarily due to a decrease in borrowings outstanding under the credit agreement we entered into on November 26, 2019 (as amended, the “Credit Agreement”).

(Gain) Loss on Foreign Exchange: Decreased $7.2 million from a loss of $1.1 million to a gain of $6.1 million
•We realized foreign exchange gains of $6.1 million in the third quarter of fiscal 2022 compared to losses of $1.1 million in the same quarter of the prior fiscal year, which primarily reflect changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Other Expense (Income): Increased $1.5 million from income of $0.5 million to an expense of $1.0 million
•The increase in other expense is primarily due to our share of losses in the current period related to our equity investments.

Income Tax Expense (Benefit): Decreased $2.8 million from an expense of $1.7 million to a benefit of $1.1 million
•Income tax expense decreased primarily due to tax expense in the three months ended June 30, 2021 to adjust U.K. deferred taxes for an increase in the U.K. tax rate and the effects of refinement of the tax rate.
•Our effective tax rate increased from an negative 12% in the prior fiscal year to a positive 9% in the third quarter of fiscal 2022 reflecting a $2.4 million valuation allowance in the three months ended June 30, 2022 and the effects of the refinement of the tax rate in the three months ended June 30, 2021. See Item 1, Note 7 to the Consolidated Financial Statements.
•Our income tax provision for the three months ended June 30, 2022 differs from the U.S. statutory rate primarily due to the recorded valuation allowance, U.S. statutory depletion, state income taxes, global intangible low-taxed income, nondeductible executive compensation, foreign income, mining and withholding taxes, a nondeductible contingent loss accrual and interest expense recognition differences for tax and financial reporting purposes.

Net Earnings from Discontinued Operations: Decreased from $73.5 million to $2.8 million
•The net earnings from our discontinued operations for the three months ended June 30, 2022 includes only the results from our chemicals business in South America through the April 20, 2022 sale date, whereas the net loss for the three months ended June 30, 2021 includes the results of all of the South America businesses and the North America specialty plant nutrition business.
•The current period earnings of the South America chemicals business includes a $0.2 million foreign currency exchange gain and an impairment loss recovery of $1.6 million compared to the prior period foreign currency exchange gain of $24.3 million and a $45.4 million net gain on the sale of a business and impairment loss recovery to record the net assets of the South America businesses at their fair value less cost to sell which considers the foreign currency translation adjustment. Refer to Item 1, Note 2 to the Consolidated Financial Statements for additional details.

Commentary: Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

SG&A: Increased $29.4 million; increased 2.3 percentage points as a percentage of sales from 9.9% to 12.2%
•The increase in SG&A expense was primarily due to a contingent loss accrual in fiscal 2022 and increased legal expenses related to the SEC investigation, executive transition costs and costs related to our lithium development project.

Interest Expense: Decreased $5.0 million to $41.2 million
•The decrease was primarily due to a decrease in outstanding borrowings under the Credit Agreement.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
(Gain) Loss on Foreign Exchange: Improved $12.9 million from a loss of $9.4 million to a gain of $3.5 million
•We realized a foreign exchange gain of $3.5 million in the first nine months of 2022 compared to a loss of $9.4 million in the first nine months of 2021 due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Other Expense (Income): Increased $3.0 million from income of $0.1 million to an expense of $2.9 million
•The increase is due primarily to our share of losses in the current period related to our equity investments.

Income Tax Expense: Increased $18.8 million from $9.3 million to $28.1 million
•The increase in income tax expense was primarily due to $30.4 million of valuation allowance recorded in the nine months ended June 30, 2022 against the portion of our deferred tax assets that are no longer considered more likely than not to be realized, partially offset by a decrease due to lower pretax book income for the nine months ended June 30, 2022 compared to the nine months ended June 30, 2021.
•Our effective tax rate decreased from 19% for the nine months ended June 30, 2021, reflecting $30.4 million of valuation allowance recorded in fiscal 2022. See Item 1, Note 7 to the Consolidated Financial Statements.
•Our income tax provision for the nine months ended June 30, 2022 differs from the U.S. statutory rate primarily due to the valuation allowance, U.S. statutory depletion, state income taxes, global intangible low-taxed income, nondeductible executive compensation, foreign income, mining and withholding taxes, nondeductible contingent loss accrual and interest expense recognition differences for tax and financial reporting purposes.

Net Earnings (Loss) from Discontinued Operations: Increased from a loss of $169.4 million to income of $14.2 million
•The net earnings from our discontinued operations for the nine months ended June 30, 2022 includes only the results from our chemicals business in South America through the April 20, 2022 sale date, but includes the results of all the South America businesses and the North America specialty plant nutrition businesses for the nine months ended June 30, 2022.
•The current period results of the South America chemicals business includes a foreign currency exchange rate gain of $17.5 million offset by an impairment loss of $23.1 million compared to the prior period foreign currency exchange rate gain of $21.4 million and net impairment loss of $209.8 million to record the net assets of the South America businesses at their fair value less cost to sell net of a gain on the sale of the Plant Nutrition micronutrient business. Refer to Item 1, Note 2 to the Consolidated Financial Statements for additional details.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. The results of operations of the records management business and other incidental revenues, include sales of $2.9 million and $3.0 million for the three months ended June 30, 2022 and 2021, respectively, and $8.8 million and $8.3 million for the nine months ended June 30, 2022 and 2021, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Salt

THREE AND NINE MONTHS ENDED JUNE 30

	QTD 2022	QTD 2021	YTD 2022	YTD 2021
Salt Sales (in millions)	$156.2	$142.6	$821.4	$740.1
Salt Operating Earnings (in millions)	$12.4	$19.2	$101.1	$155.3
Salt Sales Volumes (thousands of tons)
Highway deicing	1,232	1,212	8,854	7,966
Consumer and industrial	451	445	1,600	1,502
Total tons sold	1,683	1,657	10,454	9,468
Average Salt Sales Price (per ton)
Highway deicing	$63.73	$59.42	$61.25	$61.98
Consumer and industrial	$172.41	$158.78	$174.47	$164.08
Combined	$92.83	$86.12	$78.58	$78.17
Commentary: Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

•Salt sales increased 10%, or $13.6 million, primarily due to higher Salt average sales prices and volumes, which were primarily due to product sales mix and price increases for consumer and industrial products, and higher commitment levels, respectively.
•Average sales prices increased 8% and contributed $11.5 million to the increase in Salt sales.
•Highway deicing average sales prices increased 7% primarily due to product sales mix. Consumer and industrial average sales prices increased 9% due to an increase in sales prices in the first nine months of fiscal 2022 to help offset the impact of inflation and product sales mix.
•Salt sales volumes increased 2%, or 26,000 tons, which contributed $2.1 million to the sales increase. Highway deicing sales volumes increased 2%, primarily as a result of higher commitment volumes for the fiscal 2022 winter season while consumer and industrial sales volumes increased 1%.
•Salt operating earnings decreased 35%, or $6.8 million, primarily due to higher per-unit product and logistics costs. Higher freight costs and inflationary pressures for energy and certain materials and supplies were only partially recovered through increased consumer and industrial sales prices during the period. Additionally, as a result of a maintenance outage at our Cote Blanche mine during the three months ended March 31, 2022, we incurred additional costs to fulfill demand with salt from other sources. These increases were partially offset by higher Salt average sales prices.

Commentary: Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

•Salt sales increased 11%, or $81.3 million, primarily due to higher Salt sales volumes.
•Average sales prices increased 1% and contributed $10.2 million to the increase in Salt sales due to increases in consumer and industrials average sales prices.
•Highway deicing average sales prices decreased 1% due to lower North American highway deicing contract prices for the 2022 winter season, which was mostly offset by favorable product sales mix. Consumer and industrial average

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
sales prices increased 6% primarily due to higher sales prices primarily in response to the high inflationary environment.
•Salt sales volumes increased 10% and contributed $71.1 million to the sales increase. Highway deicing sales volumes increased 11% primarily as a result of an increase in sales commitments. Consumer and industrial sales volumes increased 7% due to increases in both deicing and non-deicing sales volumes.
•Salt operating earnings decreased 35%, or $54.2 million, due primarily to higher per-unit product and logistics costs and lower highway deicing sales prices. We are experiencing higher freight costs and inflationary pressures for certain materials and supplies that were not recovered through increased consumer and industrial sales prices during the period. Additionally, as a result of a maintenance outage at our Cote Blanche mine during the three months ended March 31, 2022, we incurred additional logistics costs to fulfill seasonal demand with salt from other sources. Higher sales volumes compared to the prior period partially offset the decrease in operating earnings.

Plant Nutrition

THREE AND NINE MONTHS ENDED JUNE 30

	QTD 2022	QTD 2021	YTD 2022	YTD 2021
Plant Nutrition Sales (in millions)	$55.6	$53.8	$164.5	$185.7
Plant Nutrition Operating Earnings (in millions)	$10.6	$0.7	$24.5	$9.3
Plant Nutrition Sales Volumes (thousands of tons)	67	88	224	325
Plant Nutrition Average Sales Price (per ton)	$827	$610	$735	$572
Commentary: Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

•Plant Nutrition sales increased 3%, or $1.8 million due to higher average sales prices, which were mostly offset by lower sales volumes.
•Plant Nutrition sales volumes were lower than the same period of the prior fiscal year as feedstock inconsistencies over the past year have reduced production volumes and available inventory levels. The decline in sales volumes partially offset the increase in sales by $12.8 million.
•Plant Nutrition average sales prices increased 36%, which contributed $14.6 million to sales. Average sales prices increased from the prior period due to the strong worldwide economic climate for fertilizer products.
•Plant Nutrition operating earnings increased $9.9 million to $10.6 million primarily due to significantly higher average sales prices, which were partially offset by higher product and per-unit logistics costs primarily due to lower production volumes at our Ogden facility as well as higher energy and other input costs.

Commentary: Nine Months Ended June 30, 2022 Compared to Nine Months Ended June 30, 2021

•Plant Nutrition sales were $21.2 million lower than prior year as lower sales volumes were partially offset by higher average sales prices.
•Plant Nutrition sales volumes decreased 31%, or 101,000 tons, which resulted in a $57.8 million decrease in sales as feedstock inconsistencies at our Ogden facility have reduced production volumes and available inventory levels.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Plant Nutrition average sales prices increased 29%, which partially offset the decrease in sales by $36.6 millions. Average sales prices increased from the prior period due to the strong worldwide economic climate for fertilizer products.
•Plant Nutrition operating earnings increased $15.2 million to $24.5 million primarily reflecting the higher sales prices which were partially offset by higher product and per-unit logistics costs and lower sales volumes. The increase in per unit product costs was primarily due to lower production yields resulting from feedstock inconsistencies at our Ogden facility.

Outlook

•We expect Salt segment sales volumes for fiscal 2022 to range from 12.3 million tons to 12.6 million tons.
•Plant Nutrition segment sales volumes for fiscal 2022 are expected to range from 270,000 tons to 280,000 tons. We expect to continue to be impacted by feedstock inconsistencies at our Ogden facility, which could also impact our costs.
•Fiscal 2022 capital expenditures are expected to be approximately $100 million.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility and our $100 million revolving accounts receivable financing facility (our “AR Facility”).

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2022, we had $10.7 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.7 million of income tax expense has been recorded for foreign withholding tax and state income taxes as of June 30, 2022. Additionally, we changed our permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from our U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended June 30, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, as of June 30, 2022, a valuation allowance of $30.4 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
for income. We expect additional valuation allowances will be required through the remainder of the fiscal year assuming our earnings are in line with our current expectations.

Cash and cash equivalents as of June 30, 2022 was $47.2 million. We have $148.9 million of operating cash flows during the nine months ended June 30, 2022, including decreases in our working capital. During the period ended June 30, 2022, we used cash on hand, cash flows from operations and cash proceeds from the sales of a business to fund capital expenditures of $68.9 million, to pay down debt of $51.2 million, to invest $46.3 million in equity investments and to pay dividends on our common stock of $15.7 million. Cash and cash equivalents from continuing operations of $47.2 million increased $29.1 million from September 30, 2021. Cash flows from continuing operations totaled $139.4 million during the nine months ended June 30, 2022, including a net loss from continuing operations of $31.8 million which included depreciation, depletion and amortization of $83.2 million, and a net working capital decrease of $70.6 million driven primarily by the seasonality of our Salt business. Our working capital decrease primarily reflects the sales of Salt inventory throughout the winter season which begins in the first quarter (ending December 31) of each fiscal year with only a modest inventory replenishment through June 30, 2022.

Dispositions

On March 23, 2021, we entered into a definitive agreement to sell our South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing we received gross proceeds of approximately $421.1 million, following a reduction in proceeds of $6.2 million in working capital adjustments (finalized during the quarter ended September 30, 2021), comprised of cash in the amount of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltd. The Brazilian debt was deducted from gross proceeds from the transaction. The terms of the definitive agreement provided for an additional earnout payment of up to R$88 million Brazilian reais. On April 7, 2022, we received the maximum earnout possible under the terms of the sale, or $18.5 million based on exchange rates at the time.

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

On April 20, 2022, we completed the sale of our South America chemicals business to a subsidiary of Cape Acquisitions LLC. Upon closing of the all-cash sale, we received gross proceeds of approximately $51.5 million based on exchange rates at the time of receipt, including a post-closing adjustment and compensation for $6.4 million cash on hand that transferred to the buyer. The sale included all of our remaining operations in Brazil, concluding the previously announced plan to exit the South American market.

We recorded losses on the sales of the South American specialty plant nutrition business, the South America chemicals business and the investment in Fermavi totaling approximately $323.1 million. These losses were partially offset by approximately $30.6 million of gain from the sale of a component of the North America micronutrient business.

Indebtedness

As of June 30, 2022, we had $894.8 million of outstanding indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $109.9 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting of $16.9 million of term loans and $93.0 million borrowed against our revolving credit facility, and $34.9 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 8 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $13.8 million as of June 30, 2022, reduced available borrowing capacity under our revolving credit facility to $193.2 million. In April 2022, we utilized earnout proceeds from the 2021 sale of our South America specialty plant nutrition business and proceeds from the sale of our South America chemicals business, discussed in Dispositions above, to repay approximately $60.6 million of our term loan balance.

On June 27, 2022, certain of our U.S. subsidiaries entered into an amendment to our $100.0 million AR Facility with PNC Bank, National Association, extending the facility to June 2025.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Our subsidiaries are not obligated to make funds available to CMI. Furthermore, we must remain in compliance with the terms of the Credit Agreement governing our credit facilities, including the consolidated total net leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indenture governing our 4.875% Senior Notes due July 2024 and our 6.75% Senior Notes due December 2027, which limit the amount of dividends we can pay to our stockholders.

In June 2022, the Company entered into an amendment to its Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the Credit Agreement) to 5.5x as of the last day of any quarter through fiscal 2022, stepping down to 5.0x for the subsequent quarter ending December 31, 2022, stepping further down to 4.75x for subsequent quarters through March 31, 2024, and to 4.5x for the fiscal quarter ending June 30, 2024 and thereafter. As of June 30, 2022, our consolidated total net leverage ratio was approximately 4.4x (including discontinued operations). In April 2022, we paid down additional debt of $60.6 million with cash received from the earnout payment from the sale of our South America specialty plant nutrition business and sale of our South America chemicals business.

Although we are in compliance with our debt covenants as of June 30, 2022, we can make no assurance that we will remain in compliance with these ratios nor can we make any assurance that the agreements governing the current and future indebtedness of our subsidiaries will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund scheduled principal or interest payments on our debt when due. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending. For fiscal 2022 we have substantially completed approximately $15 million of our planned capital spending to upgrade the barge dock at our Cote Blanche mine and have incorporated efficiency and safety features into the design. Additionally, we intend to continue to develop our recently identified lithium resource at our Ogden facility and expect to spend between $5 million to $7 million of capital in fiscal 2022 for the construction of a direct lithium extraction plant. These large projects are expected to be balanced with other sustaining and efficiency projects to result in capital spending totaling approximately $100 million in fiscal 2022. We expect to achieve market entry with a lithium product by 2025 and expect significant capital and other expenditures would be required to achieve this market entry; however, the full amount of this expenditure is currently unknown and will depend on a number of factors, including the outcome of our strategic evaluation of development options for our lithium resource. For more information, refer to Part I, Item 1A, “Risk Factors” in our Form 10-KT for the for the transition period ended September 30, 2021.

On November 2, 2021, we announced a $45 million equity investment in Fortress North America, LLC (“Fortress”), building upon a previous $5 million investment. As of June 30, 2022, we had invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Fortress is a development stage company that intends to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires. We may make further investments or make other acquisitions to grow our business.

The table below provides a summary of our cash flows by category, including cash flows from discontinued operations:

NINE MONTHS ENDED JUNE 30, 2022	NINE MONTHS ENDED JUNE 30, 2021
Operating Activities:
Net cash provided by operating activities were $148.9 million	Net cash provided by operating activities were $197.1 million
» Net losses were $17.6 million.	» Net losses were $129.2 million.
» Non-cash depreciation and amortization expense was $83.2 million.	» Non-cash depreciation and amortization expense was $99.0 million.
» Non-cash impairment loss was $23.1 million.	» Non-cash impairment loss was $237.6 million.
» Working capital items were a source of operating cash flows of $44.8 million.	» Working capital items were a source of operating cash flows of $41.5 million.
Investing Activities:
Net cash flows used in investing activities were $53.1 million	Net cash flows used in investing activities were $5.1 million
» Net cash flows used in investing activities included $68.9 million of capital expenditures.	» Net cash flows used in investing activities included $61.0 million of capital expenditures.
» Investing activity outflows were partially offset by proceeds of $61.2 million from the sale of our South America chemicals business and specialty plant nutrition earnout.	» Investing activity outflows were offset by proceeds of $56.7 million from the sale of a component of our North America micronutrient business.
» Included investment in equity method investee of $46.3 million.
Financing Activities:
Net cash flows used in financing activities were $69.8 million	Net cash flows used in financing activities were $175.4 million
» Included net payments on our debt of $51.2 million.	» Included net payment on our debt of $100.5 million.
» Included the payment of dividends of $15.7 million.	» Included the payment of dividends of $73.6 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our cash flows during the nine months ended June 30 of each year reflect the seasonal decrease in inventory due to the end of the winter season.

Other Matters

See Item 1, Notes 7 and 9 of our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Reconciliation of Net (Loss) Earnings from Continuing Operations to EBITDA and Adjusted EBITDA

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

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net (loss) earnings from continuing operations	$(10.7)	$(16.4)	$(31.8)	$40.2
Interest expense	13.4	15.0	41.2	46.2
Income tax (benefit) expense	(1.1)	1.7	28.1	9.3
Depreciation, depletion and amortization	27.0	30.0	83.2	90.0
EBITDA from continuing operations	28.6	30.3	120.7	185.7
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	3.9	2.3	11.6	8.2
(Gain) loss on foreign exchange	(6.1)	1.1	(3.5)	9.4
Executive transition costs(a)	—	—	4.3	—
Accrued loss and legal costs related to SEC investigation(b)	2.8	0.3	19.5	4.7
Other income, net	(0.3)	(0.7)	(0.5)	(0.2)
Adjusted EBITDA from continuing operations	28.9	33.3	152.1	207.8
Adjusted EBITDA from discontinued operations	3.1	8.5	19.0	44.9
Adjusted EBITDA including discontinued operations	$32.0	$41.8	$171.1	$252.7
(a)We incurred severance and other costs related to executive transition.
(b)We recorded a contingent loss accrual during the three and nine months ended June 30, 2022, and recognized costs, net of reimbursements, related to the ongoing SEC investigation during the three and nine months ended June 30, 2022 and 2021.

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

We are experiencing increases in logistics costs, prices for energy and other costs that have only been partially recovered through price increases for our products. During the nine months ended June 30, 2022, the Company estimates that the impact of inflation increased logistics costs by approximately $21 million to $23 million (approximately $6 million to $8 million for the three months ended June 30, 2022) and product costs by approximately $14 million to $16 million (approximately $5 million to $7 million for the three months ended June 30, 2022). Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets or at our Ogden facility could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for our deicing products. Drought conditions could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may necessitate capital expenditures in the future, although capital expenditures for climate-related projects are not expected to be material in fiscal 2022. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item 1 “Business—Environmental, Health and Safety and Other Regulatory Matters” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Global Economy

The ongoing COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We have continued producing and delivering essential products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the COVID-19 pandemic and have experienced negative impacts to our business from COVID-19, but our results of operations for the three and nine months ended June 30, 2022, and 2021, were not materially affected by COVID-19, although the recent supply chain shortages and cost increases may be linked to the COVID-19 pandemic. Also, while we have no operations in Russia or Ukraine, we are continuing to monitor any broader impact from the current war in Ukraine, particularly with respect to energy costs and implications on global fertilizer market supply and demand conditions.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Transition Report on Form 10-KT for the transition period ended September 30, 2021, and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.

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
10.1
Amendment No. 2, dated June 13, 2022, to the Amended and Restated Credit Agreement, dated November 26, 2019, among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent, the other loan parties party thereto and the lenders party thereto (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on June 13, 2022).

10.2*
First Amendment, dated June 27, 2022, to the Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC.

10.3*	First Amendment, dated June 27, 2022, to the Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc.
31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Lorin Crenshaw, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 4, 2022	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer
(Principal Financial Officer)