Form 10-K
period 2022-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2022-12-14
CIK 1227654

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of March 31, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,132,178,804, based on the closing sale price of $62.79 per share, as reported on the New York Stock Exchange.

The number of shares outstanding of the registrant’s $0.01 par value common stock at December 7, 2022 was 41,023,332 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts into which Incorporated
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held February 15, 2023	Part III, Items 10, 11, 12, 13 and 14

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	Kansas City, MO	42

COMPASS MINERALS INTERNATIONAL, INC.

1	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (this “report”), including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; plans to develop our lithium resource, including market entry; our outlook, including expected sales volumes and costs; the useful life of our mine properties; our expectation of extending the Goderich mine mineral lease; conversion of mineral resources into mineral reserves; existing or potential capital expenditures, capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the United States (“U.S.”); repatriation of foreign earnings to the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility and minimize tax expense; our debt service requirements; our liquidity needs; funding obligations for our United Kingdom (“U.K.”) pension plan; outcomes of matters with taxing authorities; the seasonality of our business; the effects of climate change; and the impact of COVID 19 or other infectious outbreaks and the war in Ukraine on us, are forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
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
•the inability to fund necessary capital expenditures or successfully complete capital projects;
•strikes, other forms of work stoppage or slowdown or other union activities;
•supply constraints or price increases for energy and raw materials used in our production processes;
•our indebtedness and inability to pay our indebtedness;
•restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments;
•tax liabilities;
•the inability of our customers to access credit or a default by our customers of trade credit extended by us;
•our payment of any dividends;
•financial assurance requirements;
•the impact of competition on the sales of our products;
•inflation risks;
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
•risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies;
•compliance with environmental, health and safety laws and regulations;
•environmental liabilities;

2	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•compliance with foreign and U.S. laws and regulations related to import and export requirements and anti-corruption laws;
•changes in laws, industry standards and regulatory requirements;
•product liability claims and product recalls;
•misappropriation or infringement claims relating to intellectual property;
•inability to obtain required product registrations or increased regulatory requirements;
•our ability to successfully implement our strategies;
•plans to develop our lithium resource, including market entry and market changes from potential competing technologies;
•the useful life of our mine properties;
•our expectation of extending the Goderich mine mineral lease;
•conversion of mineral resources into mineral reserves;
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
•outbreaks of contagious disease or similar public health threats;
•domestic and international general business and economic conditions; and
•other risk factors included in this report or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Where You Can Find More Information.”

MARKET AND INDUSTRY DATA AND FORECASTS

This report includes market share and industry data and forecasts that we obtained from publicly available information and industry publications, surveys, market research, internal company surveys and consultant surveys. Industry publications and surveys, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but there can be no assurance as to the accuracy and completeness of such information. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Similarly, internal company surveys, industry forecasts and market research, which we believe to be reliable based upon management’s knowledge of the industry, have not been verified by any independent sources. Except where otherwise noted, references to North America include only the continental U.S. and Canada, references to the U.K., include only England, Scotland and Wales, and statements as to our position relative to our competitors or as to market share refer to the most recent available data. Statements concerning (a) North American consumer and industrial salt and highway deicing salt markets are generally based on historical sales volumes, (b) U.K. highway deicing salt sales are generally based on historical sales volumes, and (c) sulfate of potash are generally based on historical sales volumes. Except for lithium quantities which are stated in metric tons or where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds and one metric ton equals 2,204.6 pounds.

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

You may also request a copy of any of our filings, at no cost, by writing or telephoning:

Investor Relations
Compass Minerals International, Inc.
9900 West 109th Street, Suite 100
Overland Park, Kansas 66210

For general inquiries concerning us, please call (913) 344-9200.

3	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Unless the context requires otherwise, references in this report to the “Company,” “Compass Minerals,” “CMP,” “we,” “us” and “our” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries collectively.
ITEM 1.    BUSINESS

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Our plant nutrition products help improve the quality and yield of crops, while supporting sustainable agriculture. Additionally, we are pursuing development of a sustainable lithium brine resource to support the North American battery market and we are a minority owner of Fortress North America, a next-generation fire retardant company. As of September 30, 2022, we operate 12 production and packaging facilities with nearly 2,000 employees throughout the U.S., Canada and the U.K., including:
•The largest underground rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;
•A solar evaporation facility located near Ogden, Utah, which is both the largest sulfate of potash specialty fertilizer (“SOP”) production site, the largest solar salt production site in the Western Hemisphere and the source of the lithium resource that we intend to develop; and
•Several mechanical evaporation facilities producing consumer and industrial salt
See Item 2, “Properties,” for a discussion of our mining properties, including processing methods, facilities, production and summaries of our mineral resources and reserves, both in the aggregate and for our individual material mining properties.
Our Salt segment provides highway deicing salt to customers in North America and the U.K. as well as consumer deicing and water conditioning products, ingredients used in consumer and commercial food preparation and other salt-based products for consumer, industrial, chemical and agricultural applications in North America. In the U.K., we operate a records management business utilizing excavated areas of our Winsford salt mine with one other location in London, England.
Our Plant Nutrition segment produces and markets SOP products in various grades domestically and internationally to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+®.
We sell our salt and plant nutrition products primarily in the U.S., Canada and the U.K. See Part II, Item 8, Note 14 to our Consolidated Financial Statements for financial information relating to our operations by geographic areas.
During the twelve months ended December 31, 2020 (“fiscal 2020”), we initiated an evaluation of the strategic fit of certain of our businesses. On February 16, 2021, we announced our plan to restructure our former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including our chemicals and specialty plant nutrition businesses along with our equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize our asset base in North America, we evaluated the strategic fit of our North America micronutrient product business. On March 16, 2021, our Board of Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi and our North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing our leverage and enabling increased focus on optimizing our core businesses.
As described further in Part II, Item 8, Note 1 and Note 3 to our Consolidated Financial Statements, on March 23, 2021, April 7, 2021, June 28, 2021 and April 20, 2022, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our North America micronutrient business, our Fermavi investment and our South America chemicals business, respectively. The South America specialty plant nutrition business sale closed on July 1, 2021, the North America micronutrient sale closed on May 4, 2021, the sale of our Fermavi investment closed on August 20, 2021 and the sale of our South America chemicals business closed on April 20, 2022. In the first quarter of 2021, we concluded that certain of our assets met the criteria for classification as held for sale and discontinued operations. As a result, we are presenting two reportable segments in continuing operations, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment) in this Form 10-K. See Part II, Item 8, Note 14 to our Consolidated Financial Statements for more information.
We believe these dispositions were conducted through a single disposal plan representing a strategic shift that had a material effect on our operations and financial results. Consequently, the Specialty Businesses qualified for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale for the periods presented and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for the periods presented.

4	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Change in Fiscal Year
On June 23, 2021, our Board of Directors approved a change in our fiscal year from December 31 to September 30, effective January 1, 2021. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Annual Report on Form 10-K are for the twelve months ended September 30, 2022 (“fiscal 2022”), the nine month transition period ended September 30, 2021 (“fiscal 2021”), and the twelve months ended December 31, 2020 (“fiscal 2020”), unless otherwise noted. As such, our fiscal year 2022, or fiscal 2022, refers to the period from October 1, 2021 to September 30, 2022. This Annual Report on Form 10-K also includes an unaudited consolidated statement of operations for the comparable twelve month period of October 1, 2020 to September 30, 2021 and the comparable nine month stub period of January 1, 2020 to September 30, 2020; see Part II, Item 8, Note 19 to our Consolidated Financial Statements for additional information.

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
Through our Salt segment, we produce, market and sell salt (sodium chloride) and magnesium chloride in North America and sodium chloride in the U.K. Our Salt products include rock salt, mechanically-evaporated salt, solar-evaporated salt, brine magnesium chloride and flake magnesium chloride. While we also purchase potassium chloride (“KCl”) and calcium chloride to sell as finished products or to blend with sodium chloride to produce specialty products. Sodium chloride represents the vast majority of the products we produce, market and sell. In fiscal 2022, the Salt segment accounted for approximately 81% of our sales (see Part II, Item 8, Note 14 to our Consolidated Financial Statements for segment financial information).
Salt segment sales as a percentage of total sales from continuing operations for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020 are as follows:

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

5	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Salt Industry Overview
In our primary markets, we estimate that the consumption of highway deicing rock salt in North America, including rock salt used in chemical manufacturing processes, is approximately 39 million tons per year, assuming average winter weather conditions, while the consumer and industrial market is approximately 10 million tons per year. In the U.K., we estimate that the consumption of highway deicing salt is approximately 2 million tons per year, assuming average winter weather conditions. We also estimate that salt consumption in the U.S. has increased at a long-term historical average rate of flat to approximately 1% per year, although there have been recent fluctuations above and below this average driven primarily by winter weather variability.
Salt prices vary according to purity, end use and variations in refining and packaging processes. Management estimates that salt prices in the U.S. have increased at a long-term historical average rate of approximately 3% to 4% per year, although there have been recent fluctuations above and below this average. Due to salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost, which makes logistics management and customer service key competitive factors in the industry. The high relative cost associated with transportation of salt tends to favor producers located nearest to customers.

Products and Sales
We sell our Salt segment products through our highway deicing product line (which includes brine magnesium chloride as well as rock salt treated with this mineral) and our consumer and industrial product line (which includes salt as well as products containing magnesium chloride and calcium chloride in both pure form and blended with salt).
Highway deicing, including salt sold to chemical customers, constituted 63% of our fiscal 2022 Salt segment sales. Our principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk deicing salt, both treated and untreated, for ice control on public roadways. Highway deicing salt in North America is sold primarily through an annual tendered bid contract process with governmental entities, as well as through multi-year contracts, with price, product quality and delivery capabilities as the primary competitive market factors. Some sales also occur through negotiated sales contracts with third-party customers, particularly in the U.K. Since transportation costs are a relatively large portion of the delivered cost of our products to customers, locations of salt sources and distribution networks also play a significant role in the ability of suppliers to cost-effectively serve customers. We have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt in North America. The majority of these depots are located on the Great Lakes and the Mississippi River and Ohio River systems. Deicing salt product from our Ogden facility supplies customers in the Western and upper Midwest regions of the U.S. Treated rock salt, which is typically rock salt with magnesium chloride brine and organic materials that enhance the salt’s performance, is sold throughout our markets.
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
Sales of our consumer and industrial products accounted for 37% of our fiscal 2022 Salt segment sales. We are the third largest producer of consumer and industrial salt products in North America. These products include commercial and consumer applications, such as water conditioning, consumer and professional ice control, food processing, agricultural applications, table salt and a variety of industrial applications. We believe we are among the largest private-label producers of water conditioning salt in North America and of table salt in Canada. Our Sifto brand encompasses a full line of salt products, which are well recognized in Canada.
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

6	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The chart below shows our annual sales volumes of Salt segment products for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020:

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
Our Plant Nutrition segment currently generates nearly all of its sales and earnings through the production and sale of SOP. There are two major forms of potassium-based fertilizer, SOP, a specialty form of potassium which also provides plant-ready sulfur, and muriate of potash (“MOP” or “KCl”). Based on data from Green Markets® A Bloomberg Company, management estimates the average annual worldwide consumption of all potash fertilizers is approximately 88 million tons, with MOP accounting for approximately 88% of all potash used in fertilizer production. SOP represents approximately 9% of all potash production. The remainder of potash is supplied in forms containing varying concentrations of potassium (expressed as potassium oxide) along with different combinations of co-nutrients. SOP, which contains the equivalent of approximately 50% potassium oxide, maintains a price premium over MOP due to the fact that it contains the secondary nutrient, sulfur, does not contain chlorides and is more expensive to produce than MOP. Additionally, many high-value or chloride-sensitive crops experience improved yields and quality when SOP is applied instead of MOP. SOP is also a more cost-effective alternative to other forms of specialty potash.
Our SOP sales are primarily concentrated in the Western and Southeastern U.S. where the crops and soil conditions favor the use of low-chloride potassium nutrients. Consequently, weather patterns and field conditions in these locations can impact Plant Nutrition sales volumes.

7	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

While long-term global consumption of potash has increased in response to growing populations and the need for additional food supplies, the market for commodity potash has been challenged in recent years due to downturns in the broader crop market which pressure grower incomes. However, recently improved economics for row crops has led to an improved commodity potash market. Additionally, demand for our SOP products has been resilient despite the challenges facing the global potash market.
We expect the long-term demand for potassium nutrients to continue to grow as arable land per capita decreases, thereby encouraging improved crop yield efficiencies. We expect our future growth to stem from the conversion of certain commodity potassium applications into higher yield SOP applications.
Approximately 87% of our Plant Nutrition segment sales in fiscal 2022 were made to U.S. customers, who include retail fertilizer dealers and distributors of agricultural products as well as professional turf care customers. In some cases, these dealers and distributors combine or blend our Plant Nutrition segment products with other fertilizers and minerals to produce fertilizer blends tailored to individual requirements.

Products and Sales
We currently generate nearly all of our sales and earnings in our Plant Nutrition segment through the production and sale of SOP. Our SOP is sold in various grades under our Protassium+ brand. Our Protassium+ product line consists of different grades sized for use in broadcast spreaders, direct application and liquid fertilizer solutions. Our turf product line consists of grades sized for use by the turf and ornamental markets and for blends used on golf course greens. We also provide an organic product line with grades sized for a wide range of applications.
Our Protassium+ product line is generally sold to crop input distributors and dealers who may blend our products with other fertilizer products to sell to farmers and growers, or it may be sold as the final product. Our commercial efforts focus on educating and selling the agronomic benefits of SOP as a source of potassium nutrients.

Competition
SOP is marketed globally, with approximately 55% of the world’s 10 million tons of estimated capacity located in China. Management estimates global SOP capacity to be as follows:

Source: Green Markets ® A Bloomberg Company

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

8	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

OTHER INVESTMENTS

Lithium
Our Ogden facility produces SOP, salt and magnesium chloride products from the high mineral concentrations within the ambient lake brine in the Great Salt Lake. In 2021, we identified a lithium brine resource at our Ogden site and began a strategic evaluation to assess development options to service growing U.S. domestic lithium demand.
We believe our lithium resource in the Great Salt Lake’s north arm is among the most attractive undeveloped North American lithium brine asset. Our current operations at Ogden include a 55,000 acre developed pond system and leases totaling over 170,000 acres. We also believe we will be able to benefit from several synergies related to our existing operations at Ogden, including infrastructure, logistics and pond operations that we will utilize for our lithium resource. By leveraging existing operational infrastructure, permits, water rights and pond processes to extract lithium as a co-product of our long-standing SOP, salt and magnesium chloride production at our Ogden facility, the incremental environmental footprint of the project is also reduced. For more information about our lithium resource and Ogden facility, see Item 2, “Properties—Ogden Facility.”
For phase one of our lithium development project, we are planning to build a battery-grade lithium carbonate facility with an annual capacity of approximately 11,000 metric tons. The facility will be located on the east side of the Great Salt Lake where a significant portion of our existing infrastructure is located. The front-end loaded (“FEL-1”) or Preliminary Economic Assessment (“PEA”) capital development cost of phase one is estimated to be approximately $260 million (-30%/+40%) and is currently estimated to yield a net present value in the range of approximately $600 million to $1.0 billion assuming a 34 year-life and sales price estimates in the range of approximately $15,900 per metric ton and $20,700 per metric ton, respectively. As of September 30, 2022, our capital costs related to phase one of the project have been $2.6 million. We are working to complete an FEL-2 project cost estimate (-20%/+25%), comparable to a pre-feasibility study, by the first quarter of calendar year 2023. We believe we are on track to enter the market with a cost-competitive, battery-grade lithium product by 2025.
For phase two of the project, we intend to build an approximately 28,000 metric ton battery-grade lithium hydroxide monohydrate facility. This facility will be located on the west side of the Great Salt Lake and is currently estimated to become operational in 2028.
As discussed in Part II, Item 8, Note 21 to our Consolidated Financial Statements, Koch Minerals & Trading LLC (“KM&T”), a subsidiary of Koch Industries, Inc. (“KII”), invested approximately $252 million for approximately 6.8 million common shares of Compass Minerals stock in a transaction that closed in October 2022. Approximately $200 million of the proceeds are expected to be used to advance the first phase of our lithium development project. We sell SOP to subsidiaries of KII in the normal course of business and have recently engaged a subsidiary of KII to provide engineering services for our lithium development project.

Fortress
In November 2021, we announced a $45 million equity investment in Fortress North America, LLC (“Fortress”), a next-generation fire retardant company dedicated to developing and producing a portfolio of more environmentally friendly fire retardants to combat wildfires. This investment, made in the first and second quarters of fiscal 2022, together with the previous $5 million already invested, increased the Company’s ownership to approximately 45% as part of our strategy to strengthen and grow our essential minerals business.
Fortress’ patented portfolio of long-term fire retardant, aerial and ground retardant formulations has been developed primarily using essential minerals supplied from our Ogden facility.
Fortress plans to further expand its suite of magnesium chloride-based retardants, which provide unique properties for fighting wildfires and abating fire risk. The investment by Compass Minerals is expected to enable Fortress to scale more quickly by completing the construction of its manufacturing facilities for both its powder and liquid concentrate products. Fortress also expects to leverage Compass Minerals’ supply chain and logistics capabilities in support of Fortress’ market competitiveness.

INTELLECTUAL PROPERTY

To protect our intellectual property, we rely on a combination of patents, trademarks, copyrights, trade secret protection, employee and third-party non-disclosure agreements, license arrangements and domain name registrations. These protections

9	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Any issued patents, trademarks or copyrights on our proprietary technology may not provide us with substantial protection or be commercially beneficial to us. The issuance of a patent is not conclusive as to its validity or its enforceability. Competitors may challenge our patent rights. If our patents are held invalid or unenforceable, our competitors could commercialize our patented technology.
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

HUMAN CAPITAL MANAGEMENT

As of September 30, 2022, we employed 1,954 employees, of which 997 were located in the U.S., 773 were located in Canada and 184 were located in the U.K. Nearly 50% of our workforce is represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on September 30, 2022, six will expire in fiscal 2023, one will expire in fiscal 2024, three will expire in fiscal 2025 (including for our Cote Blanche mine), and one will expire in each of fiscal 2026 (for our Goderich mine) and 2027.
We believe that our workforce drives the success of our Company and is paramount to creating long-term value. We strive to put our employees first and foster an environment in which their safety, well-being, career progression and sense of belonging are prioritized. By investing in our workforce and culture, we are helping to ensure a strong, sustainable future for our Company.
To help ensure continued focus on our workforce and culture, as well as measure our progress in these areas, our Company announced in fiscal 2022 a set of fiscal 2025 goals and targets, including in the categories of safety, employee development, and diversity and inclusion.

Environmental, Health and Safety
At Compass Minerals, we prioritize a safe and healthy work environment for all our employees. Our Company is focused on the ultimate goal of zero harm, which includes zero injuries to our employees and contractors. This goal requires the collaboration and participation of all employees, at every site. We measure zero harm by how we are decreasing our total case incident rate (“TCIR”) and improving our environmental compliance-based metrics. For the fiscal year ended September 30, 2022, our TCIR is 1.27. Fiscal 2022 is one of the safest 12-month periods in our Company’s history since we have been tracking TCIR, with a TCIR reduction of approximately 50% compared to the previous 12-month period. TCIR is calculated as the number of reportable incidents per year multiplied by 200,000 hours, divided by exposure hours, using Occupational Safety and Health Administration calculating standards. It is an indicator of the number of incidents per 100 employees per year.
A key driver of this trajectory has been the implementation of the SafeStart® methodology. Tools introduced through SafeStart training addressing unintentional human error and critical safety habits, which reduce risk and the probability of injury. Additionally, we approach health and safety through the lens of continuous improvement and utilize an environmental, health and safety framework that includes policies, procedures, training and Company standards that go beyond compliance. Each of our operational sites has a safety committee, which includes employees and management, and when applicable, union representation. In addition, our sites form focus groups to engage team members and establish best practices for specific health and safety issues. To keep health and safety top of mind, we also encourage our employees to begin internal meetings with a “safety share,” a safety reminder or a lesson learned.
While COVID-19 has disrupted global supply chains and created significant volatility and disruption of financial markets, our Company has continued to produce and safely deliver products as an essential business. To help mitigate potential pandemic-related challenges while ensuring a continued focus on zero harm, our management team continues to monitor developments related to the spread and prevention of COVID-19 in order to take appropriate steps to protect our workforce while reviewing existing business continuity protocols. By encouraging open communication, preemptive safety measures and ongoing employee support, our essential business has experienced limited operational disruptions stemming from the pandemic.

10	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Organizational Health
In fiscal 2022, we continued our work to improve organizational health by emphasizing our nine priority health practices that we identified in fiscal 2020. Through our priority health practices, employees gain a stronger understanding of our Company’s future plans, goals and milestones and how their work contributes to Compass Minerals’ success.

Diversity, Belonging, Inclusion and Equity
At Compass Minerals, we believe that everyone has a voice and every voice matters. We hire, promote and retain people with different backgrounds and experiences, which strengthens our culture and brings a wider range of perspectives to help solve critical issues. Our diversity, belonging, inclusion and equity (“DBIE”) strategy focuses on raising awareness and educating employees, engaging employees in initiatives to create a sense of belonging, and finally, having a positive impact on our organization and in our communities by partnering with external groups working to improve DBIE.
In fiscal 2022, we launched new employee resource groups (“ERGs”) that seek to foster an environment that recognizes, supports, recruits, retains, develops and connects employees sharing a particular characteristic, interest or experience, as well as allies of that group. Additionally, our ERGs demonstrate how inclusion enhances employee engagement, provides a sense of belonging, creates opportunities for development and drives business results. Current ERGs at our Company include Emerging Leaders, Compass Pride for LGBTQ+ employees and allies, Women and Allies, Advanced Career for seasoned employees and allies and Asian Employees and Allies.

Employee Development
In fiscal 2022, we continued utilizing Compass Minerals University (“CMU”), an online platform for employee training and development. CMU provides our employees with on‑demand access to more than 500 learning modules on topics ranging from project management to strategic thinking to emotional intelligence. Professional certifications in areas like Six Sigma, information technology and business analysis are also available to employees at no cost. Content is presented in a variety of formats from videos and readings to downloadable templates and work aids for managers to use in team meetings or with direct reports. In addition, there are live virtual trainings and bootcamps our employees can attend.
Our Company also has other forms of development opportunities for employees, such as trainings on performance mindset, team effectiveness and communication styles, and programs available through our Company’s ERGs such as an employee book club. Several options are available to employees who are looking to increase their knowledge and grow professionally.
Additionally, employees have opportunities for professional development through strategic partnerships with several outside organizations such as Central Exchange, Society of Women Engineers, and American Royal, as well as through membership in trade groups including The Fertilizer Institute, Essential Minerals Association, U.K. Salt Association and Ontario Mining Association.

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

ENVIRONMENTAL, HEALTH AND SAFETY AND OTHER REGULATORY MATTERS

Environmental, Health and Safety Matters
Our operations subject us to an evolving set of federal, state, local and foreign environmental, health and safety (“EHS”) laws and regulations. These EHS laws and regulations regulate, or propose to regulate, the conduct of our mining and production operations, including safety procedures and process safety management; management and handling of raw and in-process materials and finished products; air and water quality impacts from our facilities; emissions of greenhouse gases (including carbon or emissions taxes); management of hazardous and solid wastes; remediation of contamination at our facilities; and post-mining land reclamation. Additional legislative and regulatory measures to address climate change and greenhouse gas emissions (including carbon or emissions taxes) are in various phases of consideration and enactment. For further discussion of how EHS laws and regulations may impact our business, see Item 1A, “Risk Factors.”
While a number of our capital projects indirectly result in environmental improvements, we estimate that our fiscal 2022 environmental-specific capital expenditures were $0.4 million. We expect to have approximately $4.1 million of environmental capital expenditures in fiscal 2023. However, future capital expenditures are subject to a number of uncertainties, including changes to environmental laws and regulations, changes to our operations or unforeseen remediation requirements, and these expenditures could exceed our expectations.

11	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2022, we had recorded $1.8 million of accruals for environmental liabilities. We accrue for environmental liabilities when we believe it is probable that we will be responsible, in whole or in part, for environmental investigation or remediation activities and the expenditures for these activities are reasonably estimable. However, the extent and costs of any environmental investigation or remediation activities are uncertain and difficult to estimate and could exceed our expectations, which could materially affect our financial condition and operating results.

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
Our Cote Blanche mine, an underground salt mine located in St. Mary Parish, Louisiana, is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). MSHA is required to regularly inspect the Cote Blanche mine and issue a citation, or take other enforcement action, if an inspector or authorized representative believes that a violation of the Mine Act or MSHA’s standards or regulations has occurred. As required by MSHA, these operations are regularly inspected by MSHA personnel. See “Mine Safety Disclosures” and Exhibit 95 to this report for information concerning mine safety violations and other regulatory matters required by SEC rules. The cost of compliance and penalties for violations of the Mine Act have been and could potentially be significant. Our underground salt mines located in Goderich, Ontario, Canada and Winsford, Cheshire, U.K. are subject to similar regulations regarding health and safety, and the cost of compliance with these regulations also have been and are expected to be significant.
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
We endeavor to conduct our operations in compliance with all applicable EHS laws, regulations, permits or approvals. However, because of extensive and comprehensive regulatory requirements, violations occur from time to time in our industry, and from time to time we have received notices from governmental agencies that we are not in compliance with certain EHS laws, regulations, permits or approvals and have incurred fines or penalties for these violations. Upon receipt of these notices, we evaluate the matter and take appropriate corrective actions.

Remedial Activities
Many of our past and present facilities have been in operation for decades. Operations at these facilities have historically involved the use and handling of regulated chemical substances, salt, salt byproducts and waste by us and our predecessors.
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

12	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Other Regulatory Matters
As a global company, we are subject to complex and evolving laws and regulations. The most significant government regulations that impact our business, in addition to EHS laws and regulations, operating requirements and remedial activities, are discussed below. For further discussion of how government regulations may impact our business, see Item 1A, “Risk Factors.”
Taxes and Tariffs - We are subject to complex requirements of federal, state, local and foreign laws and regulations related to taxation, tariffs and import duties. See Part II, Item 8, Note 10 of our Consolidated Financial Statements for more information on taxes.
Import and Export Requirements, Anti-Corruption Laws and Related Matters - We manufacture, market and sell our products both inside and outside the U.S. and ship our products across international borders. As a result, we are required to comply with a number of U.S. and international regulations, which include fair competition (antitrust) laws, import and export requirements, customs laws and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and the Canadian Corruption of Foreign Public Officials Act, which generally prohibit the making or offering of improper payments to foreign government officials and political figures for the purpose of obtaining or retaining business or to gain an unfair business advantage.
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

13	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our operations can involve or be subject to significant risks and hazards, including environmental hazards, industrial accidents and natural disasters. Our underground salt mining operations and related processing activities have in the past, and may in the future be subject to hazards such as industrial and mining accidents, fire, natural disasters, explosions, unusual or unexpected geological formations or movements, water intrusion and flooding. For example, MSHA considers our Cote Blanche mine to be a “gaseous mine” and, as a result, is subject to a heightened risk of explosion and fire. These potential risks include damage or impacts from pipeline and storage tank leaks and ruptures; explosions and fires; mechanical failures; earthquakes, tornadoes, hurricanes, flooding and other natural disasters; and chemical spills and other discharges or releases of toxic or hazardous substances or gases at our sites or during transportation.
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

Geological conditions could lead to a mine shutdown, increased costs, production delays and product quality issues, which could adversely affect results of our operations.
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
Variations in the mineralogy and geology of our mineral deposits have limited, and could continue to limit, our ability to extract these deposits, increase our extraction costs and impact the purity and suitability of extracted minerals to create products for sale and to meet customer specifications. This could adversely impact our ability to fulfill our contracts, resulting in significant contractual penalties and loss of customers.

Our operations are conducted primarily through a limited number of key production and distribution facilities, and we are also dependent on critical equipment.
We conduct our operations through a limited number of key production and distribution facilities. These facilities include our underground salt mines, our evaporation plants, our solar evaporation ponds and facilities and the distribution facilities, depots and ports owned by us and third parties. Many of our products are produced at one or two of these facilities. Any disruption of operations at one of these facilities could significantly affect production of our products, distribution of our products or our ability to fulfill our contractual obligations, which could damage our customer relationships.
For example, our two North American salt mines together constituted approximately 71% of our salt production capacity as of September 30, 2022, and supply most of the salt sold by our North American highway deicing business and significant portions of the salt sold by our consumer and industrial business. A production interruption at one of our salt mines could adversely affect our ability to fulfill our salt contracts and our ability to secure future contracts in affected markets or other markets or could lead to increased costs to service customers from alternative supply sources. Our salt mines also have limited access ways and shafts and any inability to use these access ways and shafts could impede our ability to operate or cause a production interruption. In addition, we only have a limited number of distribution facilities in the markets in which we sell our salt products. Failure to have our salt products at a specific distribution facility when needed (for example during a snow event)

14	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Our operations depend upon critical equipment, such as continuous mining machines, hoists, conveyor belts, bucket elevators, loading equipment, baghouses, compactors and dryers. This equipment could be damaged or destroyed, suffer breakdowns or failures or deteriorate due to wear and tear sooner than we estimate, and we may be unable to replace or repair the equipment in a timely manner or at a reasonable cost. If these events occur, we may incur additional maintenance and capital expenditures, our operations could be materially disrupted and we may not be able to produce and ship our products.

The results of our operations are dependent on and vary due to weather conditions. Additionally, adverse weather conditions or significant changes in weather patterns could adversely affect us.
Weather conditions, including amounts, timing and duration of wintry precipitation and snow events, excessive hot or cold temperatures, rainfall and drought, can significantly impact our sales, production, costs and operational results and impact our customers. From year to year, sales of our deicing products and profitability of the Salt segment are affected by weather conditions in our markets. Any prolonged change in weather patterns in our markets, as a result of climate change or otherwise, could have a material impact on the results of our operations.
In addition, our ability to produce SOP, salt and magnesium chloride, as well as any future production of lithium, from our solar evaporation ponds located near Ogden, Utah, is dependent upon sufficient lake brine levels in the Great Salt Lake and hot, arid summer weather conditions. Prolonged periods of precipitation, lack of sunshine, cooler weather or increased mountain water run-off during the evaporation season could reduce mineral concentrations and evaporation rates, leading to decreases in our production levels. Similarly, in recent years drought or decreased mountain snowfall and associated fresh water run-off have reduced brine levels, which could also impact mineral composition and our mineral harvesting process, amount and timing. Lake level fluctuations and other factors could alter brine levels or mineral concentration levels, which may disrupt our typical two- to three-year evaporation production cycle. Similar factors could negatively impact the lake level and concentration of sulfates at the Big Quill Lake, impacting the operations at our Wynyard, Saskatchewan, Canada, facility. The occurrence of these events at the Great Salt Lake or Big Quill Lake (as a result of climate change or otherwise) could lead to decreased production levels, increased operating costs and significant additional capital expenditures.
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
A mineral is economically recoverable when the price at which it can be sold exceeds the costs and expenses of mining, processing and selling the mineral. Forecasts of our future performance are based on, among other things, estimates of our mineral reserves and resources. Our mineral reserve and resource estimates of the remaining tons of minerals in our mines and other mining properties are based on many factors, including engineering, economic and geological data assembled and analyzed by our staff and third parties, which include various engineers and geologists, the area and volume covered by our mining rights, assumptions regarding our extraction rates and duration of mining operations, and the quality of in-place reserves and resources. The reserve and resource estimates as to both quantity and quality are updated on a routine basis to reflect, among other matters, production of minerals from our mining properties and new mining or other data received.
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
•demand for our minerals;
•current and future market prices for our minerals, contractual arrangements, operating costs and capital expenditures;
•taxes and development and reclamation costs;

15	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In recent years, we have made significant expenditures on large capital projects, including a shaft relining project at our Goderich mine and upgrading the barge dock at the Cote Blanche mine. In addition, maintaining our existing facilities requires significant capital expenditures, which may fluctuate materially. We also may make significant capital expenditures in the future to expand or modify our existing operations, including projects to expand or improve our facilities (including new mine level development and mine expansion to access additional mineral deposits, or to augment our Ogden facility’s pond storage capacity) or equipment and projects to improve our computer systems, information technology and operations technology. In addition, we intend to make significant capital expenditures in the future to advance the development of our identified lithium resource at our Ogden facility and the Great Salt Lake. These activities or other capital improvement projects may require the temporary suspension of production at our facilities, which could have a material adverse effect on the results of our operations.
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
Nearly 50% of our workforce in the U.S., Canada and the U.K. is represented by collective bargaining agreements. Of our 12 collective bargaining agreements in effect on September 30, 2022, six will expire in fiscal 2023, one will expire in fiscal 2024, three will expire in fiscal 2025 (including for our Cote Blanche mine), and one will expire in each of fiscal 2026 (for our Goderich mine) and 2027.
Unsuccessful contract negotiations, adverse labor relations at any of our locations or other factors have in the past, and could in the future, result in strikes, work stoppages, work slowdowns, dissatisfied employees or other actions, which could disrupt our business and operations. These disruptions could negatively impact our business, our operations, our ability to produce or sell our products, our ability to service our customers and our ability to recruit and retain personnel and could result in significant additional costs as well as adversely affect our reputation, financial condition and operating results.

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

16	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We have a significant amount of indebtedness and may incur additional debt in the future. As of September 30, 2022, we had $955.9 million of outstanding indebtedness, including $168.4 million of borrowings under our senior secured credit facilities, which are further described in Part II, Item 8, Note 12 of our Consolidated Financial Statements. We pay significant interest on our indebtedness, with variable interest on our borrowing under our senior secured credit facilities based on prevailing interest rates. Significant increases in interest rates will increase the interest we pay on our debt. Our indebtedness could:
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
•make changes to our organizational documents or fiscal periods;
•create or permit certain liens on our assets;
•create or permit restrictions on the ability of certain subsidiaries to make certain intercompany dividends, investments or asset transfers;

17	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•enter into new lines of business;
•enter into transactions with our stockholders and affiliates; and
•acquire the assets of, or merge or consolidate with, other companies.
The credit agreement governing our senior secured credit facilities also requires us to maintain financial ratios, including an interest coverage ratio and a total leverage ratio, which we may be unable to maintain. As of September 30, 2022, our total leverage ratio (as calculated under the terms of our credit agreement) was 4.59x. We would be in default under our credit agreement if our leverage ratio exceeded 5.5x as of the last day of any quarter through fiscal 2022, gradually stepping down to 4.5x for the fiscal quarter ended June 30, 2024.
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
We are subject to income tax primarily in the U.S., Canada and the U.K. Our effective tax rate could be adversely affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities and the discovery of new information in the course of our tax return preparation process. Our effective tax rate, tax expense and cash flows could also be adversely affected by changes in tax laws. We are also subject to audits in various jurisdictions and may be assessed additional taxes as a consequence of an audit.
Canadian provincial tax authorities have challenged our tax positions and assessed additional taxes on us, which are described in Part II, Item 8, Note 10 to our Consolidated Financial Statements. These tax assessments and future tax assessments could be material if the disputes are not resolved in our favor.
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

If our customers are unable to access credit, they may not be able to purchase our products. In addition, we extend trade credit to customers and the results of our operations may be adversely affected if customers default on these obligations.
Some of our customers require access to credit in order to purchase our products. A lack of available credit to customers, due to global or local economic conditions or for other reasons, could adversely affect demand for our products and the sales of our products.
We extend trade credit to our customers in the U.S. and throughout the world, in some cases for extended periods of time. If these customers are unable to repay the trade credit from us , the results of our operations could be adversely affected. Our customers may be unable to repay the trade credit from us as a result of supply chain disruptions, market conditions in the agricultural sector, adverse weather conditions and increases in prices for other products and inputs that could increase the working capital requirements, indebtedness and other liabilities of our customers. We may not be able to limit our credit and collectability risk or avoid losses.

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

18	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

accelerated debt payments.” We cannot provide assurances that the agreements governing our current and future indebtedness will permit us to pay dividends on our common stock.

We are subject to financial assurance requirements and failure to satisfy these requirements could materially affect our business, results of our operations and our financial condition.
In connection with our dispute of tax assessments made by Canadian provincial tax authorities (described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investments, Liquidity and Capital Resources” and Part II, Item 8, Note 10 of our Consolidated Financial Statements), we are required to post and maintain financial performance bonds. In addition, as part of our business operations, we are required to maintain financial surety or performance bonds with certain of our North American deicing customers and to fund reclamation and site cleanup following the ultimate closure of our mines and certain other facilities. We incur costs to maintain these financial assurance bonds and failure to satisfy these financial assurance requirements could materially affect our business, the results of our operations and our financial condition.

Competition, Sales and Pricing Risks

Our products face strong competition and if we fail to successfully attract and retain customers and invest in capital improvements, productivity, quality improvements and product development, sales of our products could be adversely affected.
We encounter strong competition in many areas of our business and our competitors may have significantly more financial resources than we do. Competition in our product lines is based on a number of factors, including product quality and performance, logistics (especially in Salt distribution), brand reputation, price and quality of customer service and support. Many of our customers attempt to reduce the number of vendors from which they purchase in order to increase their efficiency. To remain competitive, we need to invest in manufacturing, productivity, product innovation, marketing, customer service and support and our distribution networks. We may not have sufficient resources to continue to make such investments or maintain our competitive position. We may have to adjust our prices, strategy, product innovation, distribution or marketing efforts to stay competitive.
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
Transportation and handling costs are a significant component of our total delivered product cost, particularly for our salt products. The high relative cost of transportation favors producers whose mines or facilities are located near the customers they serve. We contract (directly and, from time to time, through third parties) bulk shipping vessels, barges, trucking and rail services to move our products from our production facilities to distribution outlets and customers. A reduction in the dependability or availability of transportation services, a significant increase in transportation service rates, adverse weather and changes to water levels on the waterways used for our products could impair our ability to deliver our products economically to our customers or expand our markets. For example, when the Mississippi river floods significantly (as it did during fiscal 2019) or if water levels are significantly reduced by severe drought conditions, barges may be unable to traverse the river system and we may be prevented from timely delivering our salt products to our customers, which could increase costs to deliver our

19	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Significant transportation costs relative to the cost of certain of our products, including our salt products, limit our ability to increase our market share or serve new markets.

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
We have significant operations in Canada and the U.K. Our fiscal 2022 sales outside the U.S. were 28% of our total fiscal 2022 sales. Our overall success as a global business depends on our ability to operate successfully in differing economic, political and cultural conditions. Our international operations and sales are subject to numerous risks and uncertainties, including:
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
•political developments (including uncertainty, labor shortages and potential trade difficulties caused by the U.K.’s exit from the EU, commonly referred to as “Brexit”), government deadlock, political instability, political activism, terrorist activities, civil unrest and international conflicts (including impacts from the current war in Ukraine); and
•uncertain and varying enforcement of laws and regulations and weak protection of intellectual property rights.
A significant portion of our cash flow is generated in Canadian dollars and British pounds sterling and our consolidated financial results are reported in U.S. dollars. Our reported results can significantly increase or decrease based on exchange rate volatility after translation of our results into U.S. dollars. Exchange rate fluctuations could also impact our ability to meet interest and principal payments on our U.S. dollar-denominated debt. In addition, we incur currency transaction risk when we enter into a purchase or a sales transaction using a currency other than the local currency of the transacting entity. We may not be able to effectively manage our currency risks. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Effects of Currency Fluctuations and Inflation,” and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
In addition, we may face more competition in periods when foreign currency exchange rates are favorable to our competitors. A relatively strong U.S. dollar increases the attractiveness of the U.S. market for some of our international competitors while decreasing the attractiveness of other markets to us.

20	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

21	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Expansion of our existing operations or production capacity, or preservation of existing rights in some cases, is also predicated upon securing any necessary permits, licenses and approvals. For example, we may require additional permits, licenses and approvals to continue diverting water from the Great Salt Lake based on lake conditions or to further expand our production capacity at our Ogden facility. In addition, we may require additional permits, licenses and approvals in connection with the potential development of our identified lithium resource at our Ogden facility and the Great Salt Lake. We may not be granted the necessary permits, licenses and approvals. A decision by a governmental agency to deny, delay issuing or apply conditions to any new permits, licenses and approvals could adversely affect our ability to operate and the results of our operations, as well as our ability to develop our identified lithium brine and LCE resources.

Unanticipated litigation or investigations, or negative developments in pending litigation or investigations or with respect to other contingencies, could adversely affect us.
We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. Any claim that is successfully asserted against us in these legal proceedings, or others that could be brought against us in the future, may adversely affect our financial condition, results of operations or prospects. For example, on October 21, 2022 we, certain of our former officers and one current officer were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the District of Kansas, alleging that we and such officers made misleading statements damaging shareholders. We intend to vigorously defend these allegations. At this time, we are unable to assess with any certainty, what, if any damages could be awarded in this matter. We are also involved periodically in other reviews, inquiries, investigations and other proceedings initiated by or involving government agencies (including litigation brought by Canadian provincial tax authorities as described in Part II, Item 8, Note 10 to our Consolidated Financial Statements), some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. In these types of matters, it is inherently difficult to determine whether any loss is probable or whether it is possible to estimate the amount of any reasonably possible loss. We cannot predict with certainty if, how or when such proceedings will be resolved or what the eventual judgment, settlement, fine, penalty or other relief, conditions or restrictions, if any, may be. Any eventual judgment, settlement, fine, penalty or other relief, conditions or restrictions could have a material impact on us. For further discussion of pending litigation and governmental proceedings and investigations, see Part II, Item 8, Note 10 and Note 13 to our Consolidated Financial Statements.

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
For example, we are impacted by the Clean Air Act and other EHS laws and regulations that regulate air emissions. These regulatory programs may subject us to fines or penalties or require us to install expensive emissions abatement equipment, modify our operational practices, obtain additional permits or make other expenditures. Our Ogden facility is located in an area expected to be of continued scrutiny by the Environmental Protection Agency and Utah Division of Air Quality with respect to certain air emissions and related issues under the Clean Air Act.
In addition, if new Clean Water Act regulations are adopted or increased compliance obligations are imposed on existing regulations, we could be adversely affected. For example, a significant portion of our salt products are distributed through salt depots owned and operated by third parties. If these depots are required to adopt more stringent stormwater management practices or are subject to increased compliance requirements under existing Clean Water Act regulations, these depots may pass on any increased costs to us, exit the depot business (requiring us to find new depot partners or establish Company-owned depots) or otherwise cause an adverse impact to our ability to deliver salt to our customers. Additionally, governmental agencies could restrict or limit the use of road salt for highway deicing purposes or adopt laws and regulations to address climate change and greenhouse gases, which could have a material impact on us. See “Business—Environmental, Health and Safety and Other Regulatory Matters” for more information about EHS laws and regulations affecting us and their potential impact on us.

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

22	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Additionally, we previously sold a portion of our U.K. salt mine to a third party, which operates a waste management business. The third party’s business, under governmental permits, is allowed to securely dispose certain hazardous waste at the property they own and they pay us fees for engaging in this activity. See “Business—Environmental, Health and Safety and Other Regulatory Matters” for more information.

Compliance with import and export requirements, the FCPA and other applicable anti-corruption laws may increase the cost of doing business.
Our operations and activities inside and outside the U.S., as well as the shipment of our products across international borders, require us to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase our cost of doing business. These laws and regulations include import and export requirements, economic sanctions laws, customs laws, tax laws and anti-corruption laws, such as the FCPA, the U.K. Bribery Act and the Canadian Corruption of Foreign Public Officials Act. We cannot predict how these or other laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors, customers, payment parties or third parties working on our behalf will not take actions in violation of these laws. Any violations of these laws could subject us to civil or criminal penalties, including fines or prohibitions on our ability to offer our products in one or more countries, debarment from government contracts (and termination of existing contracts) and could also materially damage our reputation, brand, international expansion efforts, business and operating results. In addition, changes to trade or anti-corruption laws and regulations could affect our operating practices or impose liability on us in a manner that could materially and adversely affect our business, financial condition and results of operations.

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
If significant import duties were imposed on the salt we import into the U.S. from our Goderich mine, or if we were unable to include the transfer price of such salt in the cost of goods sold for U.S. tax purposes, our financial condition and operating results would be materially and adversely affected. We could also be adversely impacted by changes in tariffs imposed by countries or other trade protection measures, which could decrease our sales in markets where we sell our products. Certain U.S. states have either enacted or proposed legislation that would provide a preference for their agencies or municipalities to use salt mined in the U.S., their home state or selected states. If such legislation is adopted, it could adversely impact the amount of salt sales contracts awarded to us for salt supplied from our Goderich or Cote Blanche mines in the applicable state. In addition, failure to comply with applicable laws, regulations or treaties or to comply with any of contracts we have with governmental entities could preclude us from conducting business with governmental entities and lead to penalties, injunctions, civil remedies or fines.

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

23	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Strategic and Other Business Risks

We may not successfully implement our strategies.
Our success depends, to a significant extent, on successful implementation of our business strategies, including the development of our lithium brine and LCE resources, the successful commercialization of Fortress North America’s portfolio of next generation fire retardants, our cost savings initiatives, our enterprise optimization initiatives and any other strategies described in the “Business” section of this report. We cannot assure that we will be able to successfully implement our strategies or, if successfully implemented, we may not realize the expected benefits of our strategies.
Although we have completed an initial assessment to define the lithium resource at our existing operations, mineral resources are not mineral reserves and do not have demonstrated economic viability. The process technology for commercial extraction of lithium from brines with low lithium and high impurity is still developing. We have not realized any revenues to date from the sale of lithium, and do not expect to before 2025. There is no certainty that all or any part of the lithium mineral resource identified by the company’s initial assessment will be converted into an economically extractable mineral reserve.
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

24	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

higher costs, the use of less-qualified personnel and reputational harm, which may have a material adverse effect on our performance.
To help attract, retain and motivate qualified personnel, we use stock-based incentive awards such as restricted stock units and performance stock units. If the value of these stock awards does not appreciate as measured by our common stock price, performance conditions in these awards are not met or if our stock-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate personnel could be weakened, which could harm our business.
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
We are susceptible to cyber-attacks, computer viruses and other technological disruptions, which generally continue to increase due to evolving threats and our expanding information technology footprint. We have experienced attempts by unauthorized agents to gain access to our computer systems through the internet, e-mail and other access points. To date, none have resulted in any material adverse impact to our business or operations. While we have programs, policies and procedures in place to identify, prevent and detect any unauthorized access, this does not guarantee that we will be able to detect or prevent unauthorized access to our computer systems. In addition, remote work arrangements for our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and other social engineering attempts. These risks have also impacted, and may in the future impact the third parties on which we rely, and security measures employed by these third parties may also prove to be ineffective at countering threats.
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
The potential impact of climate change on our resources, operations, product demand and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changes to the water levels of lakes and other bodies of water, changing storm patterns and intensities and changing temperature levels. These changes could be severe and vary by geographic location. These changes could negatively impact customer demand for our products as well as our costs and ability to produce and distribute our products. For example, prolonged period of mild winter weather could reduce the market for deicing products. Drought conditions could similarly impact demand for our plant nutrition products. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake or river level fluctuations or flooding from sea level changes. See “—The results of our operations are dependent on and vary due to weather conditions. Additionally, adverse weather conditions or significant changes in weather patterns could adversely affect us.” for more information.

25	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In addition, legislative and regulatory measures to address climate change and greenhouse gas emissions (including carbon or emissions taxes) have been enacted and are also in various phases of consideration at both the state and federal level, as well as internationally. These measures could restrict our operations, require us to make capital expenditures to be compliant with these initiatives, increase our costs, impact our ability to compete or negatively impact efforts to obtain permits, licenses and other approvals for existing and new facilities. These measures could also result in increased cost of fuel and other consumables used in our operations or in transporting our products. Our inability to timely respond to the risks posed by climate change and the costs of compliance with climate change laws and regulations could have a material impact on us.

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
Acquisitions of new businesses and investments in businesses (including our investment in Fortress North America) may not perform as expected, may lose value, may not positively impact our financial performance and could increase our debt obligations. Acquisitions and investments involve significant risks and uncertainties, including diversion of management attention, greater than expected liabilities and expenses, inadequate return on capital and unidentified issues not discovered in our due diligence.
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

Outbreaks of contagious disease or similar public health threats could materially and adversely affect our business, financial condition and results of operations.
Outbreaks of contagious disease, including COVID-19, or other adverse public health developments in the U.S. or worldwide could have a material adverse effect on our business, financial condition and results of operations. For example, the emergence and spread of COVID-19 variants could adversely impact our business and results of operations. Outbreaks of contagious disease, including COVID-19, or other adverse public health developments could affect our business in a number of ways, including but not limited to:
•Disruptions or restrictions on our employees’ ability to work effectively due to illness.
•Temporary closures or disruptions at our facilities or the facilities of our customers or suppliers could reduce demand for our products or affect our ability to timely meet our customer’s orders and negatively impact our supply chain.
•Our mining and manufacturing facilities rely on raw materials and components provided by our suppliers. Outbreaks of contagious disease could cause delays or disruptions in our supply chain and we could experience a mining or manufacturing slow-down or seek to obtain alternate sources of supply, which may not be available or may be more expensive.
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
The impact of contagious disease or other adverse public health developments could also exacerbate other risks discussed elsewhere in this section of this report, any of which could have a material adverse effect on us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

26	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 2.    PROPERTIES

SUMMARY OVERVIEW OF MINING OPERATIONS

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. When evaluating materiality for purposes of the disclosure, the Company considered several quantitative metrics including production, sales and capital expenditure data, as well as synergistic and other qualitative information that the Company believes investors would find important to their investing decisions.
As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. See Item 1A, “Risk Factors.”
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
The information that follows relating to the Ogden facility, the Cote Blanche mine and the Goderich mine is derived, for the most part, from, and in some instances is an extract from, the technical report summaries (“TRS’s”) relating to such properties prepared in compliance with the Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS’s, incorporated herein by reference and made a part of this Annual Report on Form 10-K.

27	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our mining properties, as of September 30, 2022:

NORTH AMERICA
U.K.
SEGMENT KEY
Salt
Plant Nutrition

28	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2022, we had ten mining properties, as summarized in the table below:

Location	Segment	Use	Stage
United States
Cote Blanche Island, Louisiana	Salt	Rock salt mine	Production
Lyons, Kansas	Salt	Evaporated salt facility	Production
Ogden, Utah	Salt, Plant Nutrition	SOP, solar salt and magnesium chloride facility	Production
Canada
Amherst, Nova Scotia	Salt	Evaporated salt facility	Production
Goderich, Ontario	Salt	Rock salt mine	Production
Goderich, Ontario	Salt	Evaporated salt facility	Production
Unity, Saskatchewan	Salt	Evaporated salt facility	Production
Wynyard, Saskatchewan	Plant Nutrition	SOP facility	Exploration
United Kingdom
Winsford, Cheshire	Salt	Rock salt mine	Production
Chile
Atacama Desert	Salt	N/A	Exploration

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
•Solar Evaporation - For a description of the solar evaporation process, see “—Ogden Facility” below.

29	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Our current estimated production capacity is approximately 16.2 million tons of salt and 360,000 tons of SOP per year. The following table shows the estimated annual production capacity and type of salt or other mineral produced at each of our owned or leased processing locations as of September 30, 2022:

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
(4)The annual SOP production capacity at our Ogden facility during normal weather and pond chemistry conditions, which includes amounts produced from both solar-pond based feedstock and supplemental KCl feedstock when economically feasible.

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

30	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table shows production by product at our owned and leased production locations, in tons, except for LCE, which is expressed in metric tons:

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Salt(1)
Cote Blanche mine	1,944,722	1,527,203	2,237,590
Goderich mine	6,305,067	4,668,678	6,350,222
Ogden facility(2)	1,165,767	719,923	861,202
Other	1,686,668	1,342,782	1,376,883
Total Salt	11,102,224	8,258,586	10,825,897

SOP
Ogden facility	245,165	197,806	301,309
Other	41,486	31,570	41,051
Total SOP	286,651	229,376	342,360

Magnesium Chloride
Ogden facility(2)	686,213	528,690	653,658
Total Magnesium Chloride	686,213	528,690	653,658

LCE
Ogden facility	—	—	—
Total LCE	—	—	—
(1)Excludes solar salt harvested at our Ogden facility that is not converted into finished product and salt processed at our packaging facilities.
(2)Fiscal year 2022 production tons are less than our reserve reduction due to process timing of extracting tons to producing finished product. See Ogden Facility below for additional information regarding our sodium, sodium chloride, magnesium and magnesium chloride reserve estimates at the Ogden facility.

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
Our underground mines in Canada (Goderich, Ontario), the U.S. (Cote Blanche, Louisiana) and the U.K. (Winsford, Cheshire) make up 85% of our salt production capacity as of September 30, 2022. Each of these mines is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems.
In 2012, we acquired mining rights to approximately 100 million tons of salt resources in the Chilean Atacama Desert. This resource estimate is based upon an initial assessment. A feasibility study would be completed before we decide whether to proceed with the development of this project to ensure the salt resources can be converted into reserves. The development of this project will require significant infrastructure to establish extraction and logistics capabilities. As of September 30, 2022 our investment in these rights totaled $8.5 million.

Summary of Mineral Resources and Reserves
Summaries of our mineral resources and reserves at the end of fiscal 2022 are set forth in Tables 1 and 2.

31	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 1. Summary Mineral Resources at September 30, 2022

	Measured Mineral Resources (tons, except LCE)(1)	Indicated Mineral Resources (tons, except LCE)(1)	Measured + Indicated Mineral Resources (tons, except LCE)(1)	Inferred Mineral Resources (tons, except LCE)(1)
Salt(2)(3)
United States
Cote Blanche mine	38,246,212	629,032,729	667,278,941	163,767,364
Ogden facility(4)	—	2,141,525,310	2,141,525,310	—
Lyons	138,845,131	193,979,000	332,824,131	—
Total United States	177,091,343	2,964,537,039	3,141,628,382	163,767,364
Canada
Goderich mine	—	1,469,000,089	1,469,000,089	148,200,000
Goderich plant	68,142,668	41,700,000	109,842,668	—
Amherst	—	409,127,043	409,127,043	—
Unity	—	252,080,803	252,080,803	—
Total Canada	68,142,668	2,171,907,935	2,240,050,603	148,200,000
United Kingdom
Winsford	45,931,968	7,730,000	53,661,968	—
Total United Kingdom	45,931,968	7,730,000	53,661,968	—
Chile
Atacama Desert property	—	102,531,129	102,531,129	—
Total Chile	—	102,531,129	102,531,129	—
Total Salt	291,165,979	5,246,706,103	5,537,872,082	311,967,364

SOP(5)(6)
United States
Ogden facility(7)	—	89,965,949	89,965,949	—
Total United States	—	89,965,949	89,965,949	—
Canada
Wynyard(8)	—	—	—	—
Total Canada	—	—	—	—
Total SOP	—	89,965,949	89,965,949	—

Magnesium Chloride(9)(10)
United States
Ogden facility(11)	—	360,191,436	360,191,436	—
Total United States	—	360,191,436	360,191,436	—
Total Magnesium Chloride	—	360,191,436	360,191,436	—

LCE (tonnes)(12)(13)(14)
United States
Ogden facility(11)	—	2,401,218	2,401,218	45,221
Total United States	—	2,401,218	2,401,218	45,221
Total LCE	—	2,401,218	2,401,218	45,221
(1)Mineral resources are reported in situ. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves upon application of modifying factors.

32	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(2)Based on an average sodium chloride grade of 97,350 milligrams per liter (“mg/L”) in the north arm of the Great Salt Lake and 46,300 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm. Grades of in-situ sodium chloride range from 75% at our Lyons facility to 98% at the Goderich mine. Although the actual sodium chloride grade at our underground mines is less than 100%, it is not considered in the resource, as the final saleable product is the in situ product, as-present (i.e., the saleable product includes any impurities present in the in situ rock).
(3)There are multiple saleable products based on salt quality from the underground mining operations (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data based on a five-year average (2017 through 2021) of historical sales data for rock salt for road deicing of $60.58 per ton to $61.41 per ton. Sales prices are projected to increase to approximately $295.60 per ton to $706.49 per ton for rock salt for road deicing through the current expected end of mine life.
(4)The Company does not have exclusive access to mineral resources in the lake and other existing operations, including those run by US Magnesium, Morton Salt and Cargill, also extract dissolved mineral from the lake (all in the south arm).
(5)With respect to the Ogden facility, based on an average potassium grade of 7,320 mg/L in the north arm of the Great Salt Lake and 3,060 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.
(6)With respect to the Ogden facility, based on pricing data based on a five-year average (2017 through 2021) of historical sales data for SOP of $573 per ton. Sales prices are projected to increase to approximately $8,529 per ton through the current expected end of mine life.
(7)The Company does not have exclusive access to mineral resources in the lake and other existing operations, including those run by US Magnesium and Cargill, also extract dissolved mineral from the lake (all in the south arm).
(8)No resources or reserves have been estimated for the Wynyard facility since the production process relies on the import of KCl as a source of potassium from external sources, with supplemental potassium from a relatively dilute concentration of potassium (approximately 0.05%) from Big Quill Lake.
(9)Based on an average magnesium chloride grade of 11,150 mg/L in the north arm of the Great Salt Lake and 4,790 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.
(10)Based on pricing data based on a five-year average (2017 through 2021) of historical sales data for magnesium chloride of $46.98 per ton. Sales prices are projected to increase to approximately $736.78 per ton through the current expected end of mine life.
(11)The Company does not have exclusive access to mineral resources in the lake and other existing operations, including those run by US Magnesium, also extract dissolved mineral from the lake (in the south arm).
(12)Expressed in metric tons (tonnes).
(13)Based on an average lithium grade of 51 mg/L in the north arm of the Great Salt Lake and 25 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm. Average grade of lithium in the solar evaporation ponds at the Ogden facility ranges from 205 mg/L to 318 mg/L.
(14)The qualified persons (the “QPs”) determined a cut-off grade for lithium concentration in the ambient brine of the Great Salt Lake of 9 mg/L, using the average price for LCE over the past five years (2018 through 2022) as reported by Benchmark Mineral Intelligence of $13,086/tonne LCE and $15,765/tonne for lithium hydroxide monohydrate (LHM). However, the QPs believe it is likely that the SOP operation will continue depleting lithium from the ambient waters of the Great Salt Lake after concentrations of lithium are below an estimated cut-off grade and that the Company will continue concentrating lithium in its evaporation pond process until lithium concentrations in the Great Salt Lake reach null. See Section 11 of the Ogden Lithium TRS (as defined below) for a discussion of the material assumptions underlying the cut-off grade analysis.

33	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 2. Summary Mineral Reserves at September 30, 2022

	Proven Mineral Reserves (tons)(1)	Probable Mineral Reserves (tons)(1)	Total Mineral Reserves (tons)(1)
Salt(2)(3)
United States
Cote Blanche mine	19,508,037	236,547,378	256,055,415
Ogden facility	—	159,602,779	159,602,779
Lyons	—	18,597,465	18,597,465
Total United States	19,508,037	414,747,622	434,255,659
Canada
Goderich mine	—	463,724,933	463,724,933
Goderich plant	470,737	5,700,000	6,170,737
Amherst	—	5,289,467	5,289,467
Unity	493,408	24,179,074	24,672,482
Total Canada	964,145	498,893,474	499,857,619
United Kingdom
Winsford	21,896,223	3,710,000	25,606,223
Total United Kingdom	21,896,223	3,710,000	25,606,223
Chile
Atacama Desert property	—	—	—
Total Chile	—	—	—
Total Salt	42,368,405	917,351,096	959,719,501

SOP(4)(5)
United States
Ogden facility	—	45,522,980	45,522,980
Total United States	—	45,522,980	45,522,980
Canada
Wynyard(6)	—	—	—
Total Canada	—	—	—
Total SOP	—	45,522,980	45,522,980

Magnesium Chloride(7)(8)
United States
Ogden facility	—	94,752,292	94,752,292
Total United States	—	94,752,292	94,752,292
Total Magnesium Chloride	—	94,752,292	94,752,292
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
(3)There are multiple saleable products based on salt quality from the underground mining operations (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data based on a five-year average (2017 through 2021) of historical sales data for rock salt for road deicing of $60.58 per ton to $61.41 per ton. Sales prices are projected to increase to approximately $295.60 per ton to $706.49 per ton for rock salt for road deicing through the current expected end of mine life.
(4)With respect to the Ogden facility, based on an average potassium grade of 7,320 mg/L in the north arm of the Great Salt Lake and 3,060 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

34	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(5)With respect to the Ogden facility, based on pricing data based on a five-year average (2017 through 2021) of historical sales data for SOP of $573 per ton. Sales prices are projected to increase to approximately $8,529 per ton through the current expected end of mine life.
(6)No resources or reserves have been estimated for the Wynyard facility since the production process relies on the import of KCl as a source of potassium from external sources, with supplemental potassium from a relatively dilute concentration of potassium (approximately 0.05%) from Big Quill Lake.
(7)Based on an average magnesium chloride grade of 11,150 mg/L in the north arm of the Great Salt Lake and 4,790 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.
(8)Based on pricing data based on a five-year average (2017 through 2021) of historical sales data for magnesium chloride of $46.98 per ton. Sales prices are projected to increase to approximately $736.78 per ton through the current expected end of mine life.

Our mineral resource and reserve estimates were prepared by a QP and have a basis in periodic, historical reserve studies completed by third-party geological engineering firms. Our mineral resource and reserve estimates and the third-party reserve studies are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves. Established criteria for inferred, indicated and measured resources and proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both the presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salt deposits, requires proportionately less data for the same degree of confidence in mineral resources and reserves, both in terms of quantity and quality.

OGDEN FACILITY

The Ogden facility is a production stage property that separates and processes potassium, sodium and magnesium salts from brine sourced from the Great Salt Lake in Utah. The primary product currently produced at the Ogden facility is SOP (which is a potassium-rich salt used as plant fertilizer), with coproduct production of sodium chloride (which is used for highway deicing and chemical applications) and magnesium chloride (which is used in deicing, dust control and unpaved road surface stabilization applications). The Company has also identified a lithium resource at the Ogden facility and is currently developing its existing operations to add lithium as a coproduct to SOP production. The Ogden facility relies upon solar evaporation to concentrate brine extracted from the north arm of the Great Salt Lake and precipitate the salts into a series of large evaporation ponds located on the east and west sides of the lake, referred to as the east ponds and the west ponds, respectively, prior to harvesting and processing at its related plant (the “Ogden plant”). Maps of the Ogden facility are shown in Figures 1 and 2.

35	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 1. Ogden Facility Property Location Map

Boise
Ogden
Site
Salt Lake
City
Great
Salt
Lake
Utah
N
200 mi
Google Earth
Las Vegas
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
Image Landsat / Copernicus
Data LDEO-Columbia, NSF, NOAA

36	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 2. Locations of East and West Ponds Relative to the Ogden Plant and the Great Salt Lake

Leases
Dikes
Railroad
Behrens Trench
Owned Property
Roads
Canal / Pipeline
15
83
38
134
15
N
20 mi
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
The Ogden facility is located on approximately 184,947 acres of land, of which approximately 7,434.16 acres are owned by the Company. The Great Salt Lake and minerals associated with it are owned by the State of Utah. The Company is able to extract and produce salts from the lake by rights derived from a combination of: (i) lakebed lease agreements (the “Lakebed Leases”) with the Utah Department of Natural Resources, Division of Forestry, Fire and State Lands (the “Utah FFSL”); (ii) one lease for upland evaporation ponds (the “Upland Pond Lease”) with the State of Utah School and Institutional Trust Lands Administration (the “Utah SITLA”); (iii) seven non-solar leases and easements; (iv) water rights for consumption of brines and

37	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Lakebed Leases and Upland Pond Lease provides the Company the right to develop mineral extraction and processing facilities on the shore of the Great Salt Lake. The Lakebed Leases and Upland Pond Lease were issued between 1965 and 2022 and cover a total lease area of approximately 177,513 acres among 12 active leases, though not all are currently utilized.
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
The Upland Pond Lease consists of a single Special Use Lease Agreement (“SULA”) 1971, consisting of 37,181 acres, which was acquired on July 14, 2022. The rent for SULA 1971 is $427,584 per year. SULA 1971 is a 50-year lease expiring on June 30, 2072. SULA 1971 consists of former SULA 1186, which was acquired in May 1999, and SULA 1267, which was acquired from Solar Resources International in 2013, as well as an additional 13,833 acres. The Upland Pond Lease allows for the construction and operation of evaporation ponds on the subject properties. The Upland Pond Lease does not impose any material conditions on the Company’s retention of the property except for payment of rent.
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

38	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

allowed under the terms of the Mineral Extraction Permit. Any greenfield expansion of ponds or appurtenances beyond the existing facility footprint would require a modification to the Mineral Extraction Permit regardless of the mineral(s) developed.
Pursuant to the Royalty Agreement, the Company has rights to all salts from the Great Salt Lake, and in exchange, the Company pays a royalty to the State of Utah based on net revenues (gross revenue net of sales taxes and shipping and handling costs) per pound of salts produced. The Royalty Agreement contains a most favored nations clause that effectively provides that the Company always pays the lowest royalty rate for any particular salts as any other person pays to the State of Utah for extraction of such salts. Under the Royalty Agreement, the current royalty rates for SOP is 4.8% of gross revenues, the current royalty rate for magnesium chloride is 5% of gross revenues, and the current royalty rate for sodium chloride is $0.50/ton times the Producer Price Index. To extract lithium and lithium carbonate products (as described in further detail below), the Royalty Agreement must be modified. Currently, there is no statutory royalty rate specifically for lithium products in Utah, but the statutory rate for other mined minerals in Utah is 5% of net revenues. To produce lithium products of lithium carbonate or lithium hydroxide, the Company would reasonably expect to deduct the cost of purchased carbonate or hydroxide inputs from net revenue. The Royalty Agreement does not expire so long as paying quantities of minerals are produced and the Company pays a minimum royalty of not less than $10,000 per year.
The Ogden facility is the largest SOP production site in the western hemisphere, and one of only four large-scale solar brine evaporation operations for SOP in the world. We believe the Ogden facility has the capability to produce 320,000 tons of SOP, including amounts produced with both solar-pond based feedstock and supplemental KCl feedstock when economically feasible, approximately 750,000 tons of magnesium chloride and 1.5 million tons of sodium chloride annually during normal weather and pond chemistry conditions. These recoverable minerals exist in vast quantities in the Great Salt Lake.
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
The Company has operated the Ogden facility since its initial public offering in 2003. In that time, the Company has invested funds and acquired necessary permits to increase the efficiency and expand the capacity of the Ogden facility through upgrades to the Ogden plant and solar evaporation ponds. The Company believes that the Ogden facility and its operating equipment are maintained in good working condition. The net book value of property, plant and equipment associated with the Ogden facility as of September 30, 2022 was $235,700,000, exclusive of mineral rights and the value of assets leased under operating leases.
Beginning in 2018, the Company undertook a program to better understand lithium concentrations within the processes of the ongoing operations at the Ogden facility, and specifically, within the brine remnants hosted within the halite beds of the largest evaporation ponds. Activities undertaken to date have included pot-hole trenching, sonic core drilling, aquifer testing

39	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

within the salt mass, brine sampling and analysis, and geotechnical analysis of the halite to better understand its hydraulic properties. The Company has also conducted bench-top and pilot scale mineral processing and metallurgical testing to evaluate the efficacy of lithium extraction from Great Salt Lake brine as a coproduct to the existing production of other salts. The Company’s current proposed program of exploration and development relates to evaluating process technologies most applicable to the extraction of lithium from brine.
The Ogden facility has procured and is operating in compliance with all required operating licenses, including permits pertaining to mineral extraction, effluent discharge and air permitting. The Ogden facility operates under a Title V air permit (# 5700001003), which is administered by the Utah Department of Environmental Quality. The permit covers emissions from the pond and plant operations and expires in December 2026. Additional air permitting will be required for processing plants associated with the planned extraction of lithium, the specific requirements of which are unknown and will depend upon the design of the processing plant. Surface water discharges from the Ogden facility are regulated under Utah Pollutant Discharge Elimination System permit UT0000647. The permit requires discharge monitoring for effluent flows from the nine outfalls that discharge into the saline waters of the Great Salt Lake and regulates inputs in pond and plant processes that may be discharged in project effluent.
Summaries of the Ogden facility’s potassium and SOP mineral resources and mineral reserves as of September 30, 2022 and 2021 are shown in Tables 3 and 4, respectively. Summaries of the Ogden facility’s magnesium and magnesium chloride mineral resources and mineral reserves as of September 30, 2022 and 2021 are shown in Tables 5 and 6, respectively. Summaries of the Ogden facility’s sodium and sodium chloride mineral resources and mineral reserves as of September 30, 2022 and 2021 are shown in Tables 7 and 8, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of potassium and SOP, magnesium and magnesium chloride, and sodium and sodium chloride mineral resources and mineral reserves at the Ogden facility. A copy of the QP’s amended TRS with respect to the potassium and SOP, magnesium and magnesium chloride and sodium and sodium chloride mineral resource and reserve estimates at the Ogden facility, dated November 29, 2021 and amended December 14, 2022, with an effective date of September 30, 2021 (the “Ogden Potassium/Magnesium/Sodium TRS”), is filed as Exhibit 96.2 hereto.

40	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 3. Ogden Facility – Summary of Potassium and SOP Mineral Resources at September 30, 2022 and 2021

	September 30, 2022				September 30, 2021
Resource Area	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	7,320	14,361,555	4,000	31,965,949	7,320	14,480,978	4,000	32,231,855
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Indicated Resources		40,419,526		89,965,949		40,538,949		90,231,855
Measured + Indicated Resources
Great Salt Lake North Arm	7,320	14,361,555	4,000	31,965,949	7,320	14,480,978	4,000	32,231,855
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Measured + Indicated Resources		40,419,526		89,965,949		40,538,949		90,231,855
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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
(5)Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average (2017 through 2021) of historical sales data for SOP of $573 per ton. Sales prices are projected to increase to approximately $8,529 per ton for SOP through year 2161 (the current expected end of mine life).
(6)Based on the economic analysis described in Section 19 of the Ogden Potassium/Magnesium/Sodium TRS, the QP estimated a cut-off grade of approximately 4,000 milligrams of potassium per liter of brine extracted from the north arm of the Great Salt Lake, and a cut-off grade of 1,660 milligrams of potassium per liter of brine in the south arm of the Great Salt Lake, which ultimately flows into the north arm of the Great Salt Lake. The QP assumes that when the north arm of the Great Salt Lake (where the Ogden facility sources its brine) reaches this concentration level, the Ogden facility will halt production of potassium and SOP.
(7)Reported potassium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

41	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 4. Ogden Facility – Summary of Potassium and SOP Mineral Reserves at September 30, 2022 and 2021

	September 30, 2022				September 30, 2021
Reserve Area	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	7,320	20,452,413	4,000	45,522,980	7,320	20,562,500	4,000	45,768,145
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Probable Reserves	7,320	20,452,413	4,000	45,522,980	7,320	20,562,500	4,000	45,768,145
Total Reserves
Great Salt Lake North Arm	7,320	20,452,413	4,000	45,522,980	7,320	20,562,500	4,000	45,768,145
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Reserves	7,320	20,452,413	4,000	45,522,980	7,320	20,562,500	4,000	45,768,145
(1)Mineral reserves are as recovered, saleable product.
(2)Production rates for SOP are 325,000 tons per year. This relates to a depletion of 145,833 tons of potassium per year. Based on the QP’s reserve model, the life of mine is estimated to be 139 years.
(3)Conversion of potassium to SOP uses a factor of 2.2258 tons of SOP per ton of potassium.
(4)Included process recovery is approximately 7.8% based on historical production results. Mining or metallurgical recovery is not applicable for this operation.
(5)Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average (2017 through 2021) of historical sales data for SOP of $573 per ton. Sales prices are projected to increase to approximately $8,529 per ton for SOP through year 2161 (the current expected end of mine life).
(6)Based on the economic analysis described in Section 19 of the Ogden Potassium/Magnesium/Sodium TRS, the QP estimated a cut-off grade of approximately 4,000 milligrams of potassium per liter of brine extracted from the north arm of Great Salt Lake, and a cut-off grade of 1,660 milligrams of potassium per liter of brine in the south arm of the Great Salt Lake, which ultimately flows into the north arm of the Great Salt Lake. The QP assumes that when the north arm of the Great Salt Lake (where the Ogden facility sources its brine) reaches this concentration level, the Ogden facility will halt production of potassium and SOP.
(7)Reported potassium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

42	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 5. Ogden Facility – Summary of Magnesium and Magnesium Chloride Mineral Resources at September 30, 2022 and 2021

	September 30, 2022				September 30, 2021
Resource Area	Average Magnesium Grade (mg/L)(7)	Magnesium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Resources (tons)(1)(2)(3)(4)(5)	Average Magnesium Grade (mg/L)(7)	Magnesium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	11,120	51,927,277	8,638	203,191,436	11,120	52,000,000	8,638	204,000,000
Great Salt Lake South Arm	4,785	40,000,000	3,039	157,000,000	4,785	40,000,000	3,039	157,000,000
Total Indicated Resources		91,927,277		360,191,436		92,000,000		361,000,000
Measured + Indicated Resources
Great Salt Lake North Arm	11,120	51,927,277	8,638	203,191,436	11,120	52,000,000	8,638	204,000,000
Great Salt Lake South Arm	4,785	40,000,000	3,039	157,000,000	4,785	40,000,000	3,039	157,000,000
Total Measured + Indicated Resources		91,927,277		360,191,436		92,000,000		361,000,000
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
(1)    Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into mineral reserve upon application of modifying factors.
(2)    Mineral resources are reported in situ for the both the north arm and the south arm of the Great Salt Lake.
(3)    Conversion of magnesium to magnesium chloride uses a factor of 3.913 tons of magnesium chloride per ton of magnesium.
(4)    Included process recovery is approximately 10.0% based on historical production results. Mining or metallurgical recovery is not applicable for this operation.
(5)    Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average of historical gross sales data for MgCl of $52.08 per ton. Gross sales prices are projected to increase to approximately and $816.73 per ton for MgCl through year 2161 (the current expected end of mine life).
(6)    Based on the economic analysis described in Section 19 of this TRS, the QP estimated a cut-off grade of approximately 8,638 milligrams of magnesium per liter of brine extracted from the north arm of the Great Salt Lake, and a cut-off grade of 3,039 milligrams of magnesium per liter of brine in the south arm of the Great Salt Lake which ultimately flows into the north arm of the Great Salt Lake. The QP assumes that when the north arm of the Great Salt Lake (where the Ogden facility sources its brine) reaches this concentration level, the Ogden facility will halt production of magnesium and magnesium chloride.
(7)    Reported magnesium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

43	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 6. Ogden Facility – Summary of Magnesium and Magnesium Chloride Mineral Reserves at September 30, 2022 and 2021

	September 30, 2022				September 30, 2021
Reserve Area	Average Magnesium Grade (mg/L)(7)	Magnesium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Reserves (tons)(1)(2)(3)(4)(5)	Average Magnesium Grade (mg/L)(7)	Magnesium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	11,120	24,214,744	8,638	94,752,292	11,120	24,373,669	8,638	95,480,000
Great Salt Lake South Arm	4,785	—	3,039	—	4,785	—	3,039	—
Total Probable Reserves		24,214,744		94,752,292		24,373,669		95,480,000
Total Reserves
Great Salt Lake North Arm	11,120	24,214,744	8,638	94,752,292	11,120	24,373,669	8,638	95,480,000
Great Salt Lake South Arm	4,785	—	3,039	—	4,785	—	3,039	—
Total Reserves	—	24,214,744	—	94,752,292		24,373,669		95,480,000
(1)    Mineral reserves are as recovered, saleable product.
(2)    Production rates for magnesium chloride are 620,000 tons per year. This relates to a depletion of 158,271 tons of magnesium per year. Based on the QP’s reserve model, the life of mine is estimated to be 139 years, based on potash operational longevity.
(3)    Conversion of magnesium to magnesium chloride uses a factor of 3.913 tons of magnesium chloride per ton of magnesium.
(4)    Included process recovery is approximately 10.0% based on historical production results. Mining or metallurgical recovery is not applicable for this operation.
(5)    Based on pricing data described in Section 18.1 of this TRS. The pricing data is based on a five-year average of historical gross sales data for MgCl of $52.08 per ton. Gross sales prices are projected to increase to approximately $816.73 per ton for magnesium chloride through year 2161 (the current expected end of mine life).
(6)    Based on the economic analysis described in Section 19 of the Ogden Potassium/Magnesium/Sodium TRS, the QP estimated a cut-off grade of approximately 8,638 milligrams of magnesium per liter of brine extracted from the north arm of Great Salt Lake, and a cut-off grade of 3,039 milligrams of magnesium per liter of brine in the south arm of the Great Salt Lake which ultimately flows into the north arm of the Great Salt Lake. The QP assumes that when the north arm of the Great Salt Lake (where the Ogden facility sources its brine) reaches this concentration level, the Ogden facility will halt production of magnesium and magnesium chloride.
(7)    Reported magnesium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

44	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 7. Ogden Facility – Summary of Sodium and Sodium Chloride Mineral Resources at September 30, 2022 and 2021

	September 30, 2022				September 30, 2021
Resource Area	Average Sodium Grade (mg/L)(7)	Sodium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Resources (tons)(1)(2)(3)(4)(5)	Average Sodium Grade (mg/L)(7)	Sodium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	97,530	436,477,305	75,757	1,109,525,310	97,530	437,000,000	75,757	1,111,000,000
Great Salt Lake South Arm	46,298	406,000,000	40,365	1,032,000,000	46,298	406,000,000	40,365	1,032,000,000
Total Indicated Resources		842,477,305		2,141,525,310		843,000,000		2,143,000,000
Measured + Indicated Resources
Great Salt Lake North Arm	97,530	436,477,305	75,757	1,109,525,310	97,530	437,000,000	75,757	1,111,000,000
Great Salt Lake South Arm	46,298	406,000,000	40,365	1,032,000,000	46,298	406,000,000	40,365	1,032,000,000
Total Measured + Indicated Resources		842,477,305		2,141,525,310		843,000,000		2,143,000,000
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
(1)    Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted to a mineral reserve upon application of modifying factors.
(2)    Mineral resources are reported in-situ for both the north arm and south arm of the Great Salt Lake.
(3)    Conversion of sodium to sodium chloride uses a factor of 2.542 tons of sodium chloride per ton of sodium.
(4)    Included process recovery is approximately 10.0% based on historical production results. Mining or metallurgical recovery is not applicable for this operation.
(5)    Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average (2017 through 2021) of historical gross sales data for sodium chloride of $62.41 per ton. Gross sales prices are projected to increase to approximately $215.66 per ton for sodium chloride through year 2161 (the current expected end of mine life).
(6)    Based on the economic analysis described in Section 19 of the Ogden Potassium/Magnesium/Sodium TRS, the QP estimated a cut-off grade of approximately 75,757 milligrams of sodium per liter of brine extracted from the north arm of Great Salt Lake, and a cut-off grade of 40,365 milligrams of sodium per liter of brine in the south arm of the Great Salt Lake which ultimately flows into the north arm of the Great Salt Lake. The QP assumes that when the north arm of the Great Salt Lake (where the Ogden facility sources its brine) reaches this concentration level, the Ogden facility will halt production of sodium and sodium chloride.
(7)    Reported sodium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

45	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 8. Ogden Facility – Summary of Sodium and Sodium Chloride Mineral Reserves at September 30, 2022 and 2021

	September 30, 2022				September 30, 2021
Reserve Area	Average Sodium Grade (mg/L)(7)	Sodium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Reserves (tons)(1)(2)(3)(4)(5)	Average Sodium Grade (mg/L)(7)	Sodium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	97,530	62,786,302	75,757	159,602,779	97,530	63,305,000	75,757	160,930,000
Great Salt Lake South Arm	46,298	—	40,365	—	46,298	—	40,365	—
Total Probable Reserves		62,786,302		159,602,779		63,305,000		160,930,000
Total Reserves
Great Salt Lake North Arm	97,530	62,786,302	75,757	159,602,779	97,530	63,305,000	75,757	160,930,000
Great Salt Lake South Arm	46,298	—	40,365	—	46,298	—	40,365	—
Total Reserves	—	62,786,302	—	159,602,779		63,305,000		160,930,000
(1)    Mineral reserves are as recovered, saleable product.
(2)    Production rates for the sodium chloride are 1,045,000 tons per year. This relates to a depletion of 411,074 tons of sodium per year. Based on the QP’s reserve model, the life of mine is estimated to be 139 years, based on potash operational longevity.
(3)    Conversion of sodium to sodium chloride uses a factor of 2.542 tons of NaCl per ton of sodium.
(4)    Included process recovery is approximately 10.0% based on historical production results. Mining or metallurgical recovery is not applicable for this operation.
(5)    Based on pricing data described in Section 18.1 of the Ogden Potassium/Magnesium/Sodium TRS. The pricing data is based on a five-year average of historical gross sales data for sodium chloride of $62.41 per ton. Gross sales prices are projected to increase to approximately $215.66 per ton for NaCl through year 2161 (the current expected end of mine life).
(6)    Based on the economic analysis described in Section 19 of the Ogden Potassium/Magnesium/Sodium TRS, the QP estimated a cut-off grade of approximately 75,757 milligrams of sodium per liter of brine extracted from the north arm of Great Salt Lake, and a cut-off grade of 40,365 milligrams of sodium per liter of brine in the south arm of the Great Salt Lake which ultimately flows into the north arm of the Great Salt Lake. The QP assumes that when the north arm of the Great Salt Lake (where the Ogden facility sources its brine) reaches this concentration level, the Ogden facility will halt production of sodium and sodium chloride.
(7)    Reported sodium concentration for the Great Salt Lake assumes an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm.

From September 30, 2021 to September 30, 2022, for both potassium and SOP, combined measured and indicated resources decreased by approximately 0.29% and total reserves decreased by approximately 0.54%. The decreases in the combined measured and indicated resources were attributable to depletion of potassium from the Great Salt Lake in connection with extraction operations of the Company and another salt producer, while the decrease in reserves was attributable to the Company’s production of SOP during that period.
Key assumptions and parameters relating to the potassium and SOP, magnesium and magnesium chloride, and sodium and sodium chloride mineral resources and mineral reserves at the Ogden facility are discussed in Sections 11 and 12, respectively, of the Ogden Potassium/Magnesium/Sodium TRS. Among them are assumptions with respect to water levels of, and the rate of ionic recharge from water inflows into, the Great Salt Lake, which affect the total amount of potassium, magnesium and sodium in the Great Salt Lake.
The potassium and SOP, magnesium and magnesium chloride, and sodium and sodium chloride mineral resource estimates for the Great Salt Lake were calculated for the north and south arms individually, given the difference in brine composition within these two areas. These estimates are based upon technical information and engineering data developed and maintained by local personnel at the Ogden facility, the Company’s corporate supporting resources and from work undertaken by third-

46	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

party contractors and consultants on behalf of the Ogden facility. In addition, public data sourced from the Utah Geological Survey, United States Geological Survey, internal Company technical reports, previous technical studies, maps, Company letters and memoranda, and public information. The primary criteria considered for classification of the mineral resource and reserve estimates for the north and south arms of the Great Salt Lake consist of confidence in chemical results, accuracy of bathymetric data and representativeness of a relatively small number of spot samples for the entire Great Salt Lake volume.
A summary of the Ogden facility’s lithium and LCE mineral resources as of September 30, 2022 and 2021 is shown in Table 9. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company served as the QP who prepared the estimates of lithium and LCE mineral resources at the Ogden facility. Susan Patton, RM-SME 2482200, who is employed by RESPEC, is the QP who reviewed the estimates of lithium and LCE mineral resources at the Ogden facility. A copy of the QPs’ TRS with respect to the lithium and LCE mineral resource estimates at the Ogden facility, updated September 14, 2022, with an effective date of March 3, 2022 (the “Ogden Lithium TRS”), is filed as Exhibit 96.1 hereto.

Table 9. Ogden Facility – Summary of Lithium and LCE Mineral Resources at September 30, 2022 and 2021

	September 30, 2022			September 30, 2021
Resource Area	Average Grade (mg/L)(4)	Lithium Resources (tonnes)(1)(2)(3)	LCE Resources (tonnes)(1)(2)(3)(6)	Average Grade (mg/L)(4)	Lithium Resources (tonnes)(1)(2)(3)	LCE Resources (tonnes)(1)(2)(3)(6)
Measured Resources
Total Measured Resources	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	51	226,860	1,207,577	51	226,860	1,207,577
Great Salt Lake South Arm(5)	25	208,711	1,110,970	25	208,711	1,110,970
Pond 96, Halite Aquifer	214	908	4,835	214	908	4,835
Pond 98, Halite Aquifer	221	868	4,623	221	868	4,623
Pond 113, Halite Aquifer	205	13,754	73,213	205	13,754	73,213
Total Indicated Resources	44	451,101	2,401,218	44	451,101	2,401,218
Measured + Indicated Resources
Great Salt Lake North Arm	51	226,860	1,207,577	51	226,860	1,207,577
Great Salt Lake South Arm(5)	25	208,711	1,110,970	25	208,711	1,110,970
Pond 96, Halite Aquifer	214	908	4,835	214	908	4,835
Pond 98, Halite Aquifer	221	868	4,623	221	868	4,623
Pond 113, Halite Aquifer	205	13,754	73,213	205	13,754	73,213
Total Measured + Indicated Resources	44	451,101	2,401,218	44	451,101	2,401,218
Inferred Resources
Pond 1b, Halite Aquifer	318	2,032	10,815	318	2,032	10,815
Pond 97, Halite Aquifer	212	674	3,589	212	674	3,589
Pond 114, Halite Aquifer	245	5,789	30,817	245	5,789	30,817
Total Inferred Resources	256	8,495	45,221	256	8,495	45,221
(1)Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resource will be converted into mineral reserve upon application of modifying factors.
(2)Mineral resources are reported as in situ for the evaporation pond salt mass aquifers. Specific yield has been measured or estimated for each pond to reflect the portion of in situ brine potentially available for extraction. No other restrictions such as process recovery or environmental limitations have been applied.
(3)Based on an average lithium grade of 51 mg/L in the north arm of the Great Salt Lake and 25 mg/L in the south arm of the Great Salt Lake. Reported concentrations for the Great Salt Lake assume an indicative lake level of 4,194.4 feet in the south arm and 4,193.5 feet in the north arm. Average grade of lithium in interstitial brine in the solar evaporation ponds at the Ogden facility ranges from 205 mg/L to 318 mg/L.
(4)The QPs determined a cut-off grade for lithium concentration in the ambient brine of the Great Salt Lake of 9 mg/L, using the average price for LCE over the past five years (2018 through 2022) as reported by Benchmark Mineral Intelligence of $13,086/tonne LCE and $15,765/tonne for LHM. However, the QPs believe it is likely that the SOP operation will continue depleting lithium from the ambient waters of the Great Salt Lake after concentrations of lithium are below an estimated cut-off grade and that the Company will continue concentrating lithium in its evaporation pond process until lithium concentrations in the Great Salt Lake reach null. See Section 11 of the Ogden Lithium TRS for a discussion of the material assumptions underlying the cut-off grade analysis.
(5)The Company does not have exclusive access to mineral resources in the lake and other existing operations, including those run by US Magnesium, also extract dissolved mineral from the lake (in the south arm).

47	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(6)Lithium to LCE uses a factor of 5.323 tonnes of LCE per tonne of lithium, and lithium to LHM uses a factor of 6.048 tonnes of LHM per tonne of lithium.
(7)Joe Havasi and Susan Patton are the QPs responsible for the estimation of mineral resources.

From September 30, 2021 to September 30, 2022, for both lithium and LCE, combined measured and indicated resources remained the same as there was no commercial production of lithium.
Key assumptions and parameters relating to the lithium and LCE mineral resources at the Ogden facility are discussed in Section 11 of the Ogden Lithium TRS. Among them is the assumption that there is a reasonable probability that the Company will be able to develop an appropriate method for extraction of lithium and LCE from the resources summarized above based on its successful extraction of lithium and rejection of magnesium that has been achieved with extensive onsite pilot testing and the fact that analogous DLE methods are used by existing Chinese operations and the ongoing development of similar technologies at numerous other lithium brine sources described in Section 10 of the Ogden Lithium TRS. Also, the QPs understand that there are several analogous operations globally employing direct lithium extraction (“DLE”) technology that are in commercial production. DLE technology is in use at Livent Corporation’s operation in Hombre Muerto, Argentina, producing 20,000 tonnes of lithium carbonate per annum as of 2020. DLE technology is also being utilized to commercially produce lithium at Qinghai Salt Lake Industry Co. Ltd brine operation in Qinghai Province, China, and similar to technology that will be used to extract lithium post-removal of bromine in Standard Lithium’s Smackover Brine project in Arkansas. While raw-feed concentration from the Great Salt Lake is lower than the aforementioned feed concentrations of the comparable operations, it is important to appreciate that the brines of the Great Salt Lake are currently extracted from the lake and are in current production at the Ogden plant for the production of SOP, magnesium chloride and sodium chloride, similar to Standard Lithium’s operating model, which extracts lithium from oilfield brines that have already been extracted. As ion concentrations, including lithium, increase by design during the Company’s three-year pond concentration process, it is expected that lithium would be extracted at one or more points along the existing pond concentration process, and thus costs incurred from the extraction and concentration of brines from the Great Salt Lake are already borne by existing production. To that end, lithium concentrations in a one-year brine from the Great Salt Lake average 180 mg/L and lithium is present at greater than 1,000 mg/L in its final magnesium chloride bittern, a two- to three-year brine, both of which are concentrated from the original feedstock concentration of ambient north arm brine at 51 mg/L. As described in Sections 10 and 14 of the Ogden Lithium TRS, Compass Minerals tested several DLE technologies, and has selected Energy Source Minerals’ (ESM) Integrated Lithium Adsorption Desorption (ILiAD) DLE technology. ESM has performed single column tests on three GSL brine sources: DustGard (magnesium chloride brine), 2 Year Brine, and Interstitial Brine on a bench scale column unit that can accurately mimic the larger unit’s capability. All brines demonstrated they could be used to produce a similar concentrated lithium chloride brine by differing internal strip flow rates and cycle times. As such, it is proposed to have separate DLE units based on the brine being fed as described further in Section 14 Ogden Lithium TRS. The QPs assume the facility production capacities and capital costs included in the Company’s plans for phases one and two, and that operating costs will be consistent with other operations employing DLE technology with similar raw-feed brine characteristics.
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
The lithium and LCE mineral resource estimates for Pond 1b, Pond 96, Pond 97, Pond 98, Pond 113 and Pond 114 evaluated the available information for each pond individually. In particular, brine chemistry and halite aquifer properties were sufficiently different to warrant that the resource estimate for each pond utilize different parameters. These parameters are identified within the discussion of the mineral resource estimate for the halite aquifer in each pond in Section 11 of the Ogden Lithium TRS. Lithium and LCE mineral resources within the evaporation ponds were estimated utilizing Voronoi polygonal methods. The lateral extent of each polygon was defined by bisector between drillholes, and the vertical extent of each polygon was defined by the measured halite aquifer stratigraphy. The brine volume for each polygon was determined through analysis of hydrogeologic data that characterized the specific yield of the halite aquifer. The brine assay data for lithium from each drillhole was applied to that polygon for that drillhole. The cut-off grade for lithium in the interstitial brine is equivalent to the cut-off grade in the ambient waters of the Great Salt Lake, which is 9 mg/L.

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

48	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 3. Cote Blanche Mine Property Location Map

NATION
ARKANSAS
MISSISSIPPI
ALABAMA
Dallas
Shreveport
LOUISIANA
Mobile
Pensacola
Panama City Beac
Houston
New Orleans
Cote Blanche Salt MIne
Galveston
Google Earth
Image Landsat / Copernicus
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
200 mi
N

49	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

50	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
There has been extensive historical oil and gas exploration on and adjacent to Cote Blanche Island, but the Company only has access to mapping and reports that are publicly available from external subsurface exploration. While the historical data provide a strong depiction of the salt ore body, the Company has undertaken in-seam seismic and mud-rotary drilling to verify and validate salt diapir position, morphology and margin at the Cote Blanche mine. The nature of salt diapirs lends itself to a strong understanding of the homogeneity of the morphology and mineralogy of the ore body. Thus, the primary concerns within the salt diapir are understanding the margin of the diapir to support the mine plan by ensuring geotechnical stability, and mapping the localized presence of sandstone partings and seams that are encountered from time to time as well as sheer planes along margins of salt stock formations. The combination of historic data collected through externally funded and directed seismic and drilling programs for oil and gas exploration in strata surrounding the diapir, combined with Compass Minerals’ salt diapir morphology validation drilling has created a reasonably strong characterization of the definition of the salt diapir.
As the mining continues and progresses to the next deeper mining level at 1,700 feet and eventually to the 1,900-foot level, definition of the upper surface of the salt diapir is no longer necessary as mining will be below the current mining level. Therefore, mud-rotary drilling to validate the salt dome surface will no longer be necessary and instead the mining operation will continue its in-seam seismic data collection to assess the potential for anomalies as mining progresses to the outer margins of the mine plan, and verify that the lateral margins of the diapir are not within the Company’s self-determined, 400-foot setback of mineral extraction.
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

51	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Cote Blanche mine is operated with modern mining equipment and utilizes subsurface improvements, such as vertical shaft lift systems, milling and crushing facilities, maintenance and repair shops and extensive raw materials handling systems. The milling and crushing facilities were constructed when the Cote Blanche mine developed the 1,500 foot level in 2001. As of September 30, 2022, the net book value for the plant, property and equipment at the Cote Blanche mine is $60,600,000, exclusive of mineral rights and the value of assets leased under operating leases.
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
Summaries of the Cote Blanche mine’s salt mineral resources and mineral reserves as of September 30, 2022 and 2021 are shown in Tables 10 and 11, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of salt mineral resources and mineral reserves at the Cote Blanche mine. A copy of the QP’s amended TRS with respect to the salt mineral resource and reserve estimates at the Cote Blanche mine, amended December 14, 2022, with an effective date of September 30, 2021 (the “Cote Blanche TRS”), is filed as Exhibit 96.3 hereto.

52	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 10. Cote Blanche Mine – Summary of Salt Mineral Resources at September 30, 2022 and 2021

	Salt Resources (tons)(1)(2)(3)(4)(5)(6)(7)
Resource Area(2)(8)	September 30, 2022	September 30, 2021
Measured Resources
1,300-Foot Level	25,491,881	25,491,881
1,500-Foot Level	12,754,331	16,448,712
Total Measured Resources	38,246,212	41,940,593
Indicated Resources
1,300-Foot Level	12,373,509	12,373,509
1,500-Foot Level	9,028,840	9,028,840
1,700-Foot Level(9)	361,584,762	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Indicated Resources	629,032,729	629,032,729
Measured + Indicated Resources
1,300-Foot Level	37,865,390	37,865,390
1,500-Foot Level	21,783,171	25,477,552
1,700-Foot Level(9)	361,584,762	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Measured + Indicated Resources	667,278,941	670,973,322
Inferred Resources
1,700-Foot Level(9)	32,915,833	32,915,833
1,900-Foot Level(9)	130,851,531	130,851,531
Total Inferred Resources	163,767,364	163,767,364
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
(7)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data described in Section 16 of the Cote Blanche TRS. The pricing data is based on a five-year average (2017 through 2021) of historical sales data for rock salt for road deicing of $61.41 per ton. Sales prices are projected to increase to approximately $706.49 per ton for rock salt for road deicing through year 2138 (the current expected end of mine life).
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

53	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 11. Cote Blanche Mine – Summary of Salt Mineral Reserves at September 30, 2022 and 2021

	Salt Reserves (tons)(1)(3)(4)(5)(6)(7)
Reserve Area(2)(8)	September 30, 2022	September 30, 2021
Proven Reserves
1,300-Foot Level	13,316,339	13,316,339
1,500-Foot Level	6,191,698	8,136,420
Total Proven Reserves	19,508,037	21,452,759
Probable Reserves
1,700-Foot Level(9)	113,853,955	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Probable Reserves	236,547,377	236,547,377
Total Reserves
1,300-Foot Level	13,316,339	13,316,339
1,500-Foot Level	6,191,698	8,136,420
1,700-Foot Level(9)	113,853,955	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Reserves	256,055,414	258,000,136
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
(7)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt, and are based on pricing data described in Section 16 of the Cote Blanche TRS. The pricing data is based on a five-year average (2017 through 2021) of historical sales data for rock salt for road deicing of $61.41 per ton. Sales prices are projected to increase to approximately $706.49 per ton for rock salt for road deicing through year 2138 (the current expected end of mine life).
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

From September 30, 2021 to September 30, 2022, combined measured and indicated resources at the Cote Blanche mine decreased by approximately 0.25% and total reserves decreased by approximately 0.75%. The decreases in salt resources and reserves were attributable to depletion of salt in connection with extraction operations of the Company.
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

54	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Figure 5. Goderich Mine Property Location Map

55	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Goderich mine site is located on 16.3 acres of Company-owned land (PIN 41369-0004) on a man-made peninsula consisting of several large buildings and silos associated with mining and material handling, a ship loading facility and three shafts. The Company actively mines salt west of its owned land under Salt Mining Lease No. 107377, dated November 9, 2001, with the Ontario Ministry of Energy, Northern Development and Mines (“MNDM”), comprising approximately 13,195 acres. The lease had a 21-year term that expired on May 31, 2022. The Company has applied to renew the lease, and the MNDM has advised that all application materials submitted were complete and sufficient to move forward with the lease renewal process, including the Company’s demonstration that the Goderich mine’s useful life extends through the 21-year renewal term. The renewal process is ongoing, and the Company’s operations, obligations, and conditions remain subject to terms in the expired lease, which are applicable until the lease renewal process is completed. The renewal lease will provide an additional 21 years, until 2043. Assuming that the lease is renewed in 2022, the lease will expire in 2043. The only material payments associated with the lease are royalties on the salt produced. The current royalty rate paid is $1.05 per ton.
The Goderich mine is the largest underground rock salt mine in the world. Based on the proposed mine layout and using a 6.5 million tons per annum average production run rate assumption, the Goderich mine has a current mine life of approximately

56	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The general method of mining employed at the Goderich mine is known as room and pillar mining. Beginning in 2012 and 2013, the Company advanced the Goderich mine to mechanized room and pillar mining as continuous mining machines (each a “CMM”) replaced the previous under-cutter/over-cutter equipment and drilling and blasting sequence in the development areas of the mine. By 2017, the Company was engaged in continuous mining of the entire 60-foot face of the mined rooms in multiple lifts with a goal of improving efficiency and safety, reducing costs and reducing the amount of diesel equipment utilized underground, thus largely eliminating the use of drilling and blasting at the Goderich mine. The Company continues to upgrade its CMM fleet at the Goderich mine.
Certain mining units at the Goderich mine are equipped with both a CMM and a flexible conveyor train (“FCT”), a dynamic move-up unit and a belt storage unit. On these mining units, the CMM cuts the salt directly from the face and discharges it into a hopper on the end of the FCT. From the FCT, the rock salt is offloaded to the main underground belt conveyance system where it is then transported to the underground crushers and the mill. Other mining units are also equipped with a CMM, but are supported with rubber-tired haulage equipment to transfer salt. Salt mined from these CMMs is transferred from the face by rubber-tired haulage to a centralized dump point with a crusher and then follows the same process as the other units once the salt is put onto the underground conveyance system. Rock salt is processed and sized at the underground crushers and the mill before being hoisted to the surface. Salt is stockpiled at the surface in domes. The salt is then distributed to depots, packaging facilities and customers via ship (approximately 80%), and rail car and truck (approximately 20%). The net book value for the plant, property and equipment at the Goderich mine is $210,700,000 as of September 30, 2022, exclusive of mineral rights and the value of assets leased under operating leases.
The Goderich mine has procured and is operating in compliance with all required operating licenses, including permits pertaining to mineral extraction, effluent discharge and air permitting. The Ontario Ministry of Energy, Northern Development and Mines regulates closure for the Goderich mine. The most recent closure plan was approved by the ministry in 2021. Long-term cleanup of the site will essentially include demolishing surface facilities, removal of surface infrastructure and restoring a natural alvar ecological community on the surface, flooding of the workings, and decommissioning (plugging). The Goderich mine operates under two air permits issued by the Ontario Ministry of Environment, Conservation and Parks, one for the lab (8-1131-96-007), and the other for the garage for welding exhaust (5522-78NUN2). Site drainage into Snug Harbour and the

57	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Maitland River is permitted pursuant to Certificate of Approval 2342-7ULQEU and Environmental Compliance Approval 1236-8YGK8A, respectively, issued by the Ontario Ministry of Environment, Conservation and Parks.
Summaries of the Goderich mine’s salt mineral resources and mineral reserves as of September 30, 2022 and 2021 are shown in Tables 12 and 13, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of salt mineral resources and mineral reserves at the Goderich mine. A copy of the QP’s amended TRS with respect to the salt mineral resource and reserve estimates at the Goderich mine, amended December 14, 2022, with an effective date of September 30, 2021 (the “Goderich TRS”), is filed as Exhibit 96.4 hereto.

Table 12. Goderich Mine – Summary of Salt Mineral Resources at September 30, 2022 and 2021

	Salt Resources (tons)(1)(2)(4)(5)(6)(7)(8)
Resource Area(3)(9)	September 30, 2022	September 30, 2021
Measured Resources	—	—
Indicated Resources	1,469,000,089	1,485,710,000
Measured + Indicated Resources	1,469,000,089	1,485,710,000
Inferred Resources	148,200,000	148,200,000
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
(8)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt and are based on pricing data described in Section 16 of the Goderich TRS. The pricing data is based on a five-year average (2017 through 2021) of historical sales data for rock salt for road deicing of $60.58 per ton. Sales prices are projected to increase to approximately $295.60 per ton for rock salt for road deicing through year 2094 (the current expected end of mine life).
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

Table 13. Goderich Mine – Summary of Salt Mineral Reserves at September 30, 2022 and 2021

	Salt Reserves (tons)(1)(2)(3)(4)(5)(6)(7)(8)
Reserve Area(3)(9)	September 30, 2022	September 30, 2021
Proven Reserves	—	—
Probable Reserves	463,724,933	470,030,000
Total Reserves	463,724,933	470,030,000
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
(8)There are multiple saleable products based on salt quality from the operation (rock salt for road deicing and chemical grade salt). For simplicity, all sales are assumed at the lower value (and higher tonnage) product, rock salt and are based on pricing data described in Section 16 of the Goderich TRS. The pricing data is based on a five-year average (2017 through 2021) of historical sales data for rock salt for road deicing of $60.58 per ton. Sales prices are projected to increase to approximately $295.60 per ton for rock salt for road deicing through year 2094 (the current expected end of mine life).
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

From September 30, 2021 to September 30, 2022, combined measured and indicated resources at the Goderich mine decreased by approximately 1.0% and total reserves decreased by approximately 1.3%. The decreases in salt resources and reserves were attributable to depletion of salt in connection with extraction operations of the Company.

58	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

INTERNAL CONTROLS DISCLOSURE

The modeling and analysis of the Company’s resources and reserves has been developed by Company mine personnel and reviewed by several levels of internal management, including the QPs. The development of such resources and reserves estimates, including related assumptions, was a collaborative effort between the QPs and Company staff. This section summarizes the internal control considerations for the Company’s development of estimations, including assumptions, used in resource and reserve analysis and modeling.
When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The QPs and Company management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QPs.
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

59	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

produced, undergo inter-agency review, and their key data points correlate, no further evaluation of sampling methods or quality control were reviewed by Company management or the QPs. In addition, the Company conducted its own sampling at UGS sample locations to further define and integrate current lithium mass load definition with a lithium dataset that was discontinued in the 1990s. The Company also collected potassium and other ion data during this campaign in order to relate ion relationships and ratios in its modelling as well. These data were derived from samples collected by the QP in hermetically sealed samples containers, sent to an external laboratory under chain of custody, analyzed by an accredited laboratory for metals analysis, and the data were reviewed and validated by SRK Consulting. Review of the data derived from the Company’s sampling campaign revealed that the data were of sufficient quality to integrate in to the historic UGS data set for further mass load modelling.
The QPs are satisfied that the hydrological/chemical model for the Great Salt Lake reflects the current hydrological and chemical information and knowledge. The mineral resource model is informed by brine sampling data spanning approximately 55 years and recent bathymetry data. Continuity of the resource is not a concern, as the lake is a visible, continuous body. The Company’s experience in extracting potassium and other salts from the Great Salt Lake for over 50 years under dynamic conditions, such as changing lake elevations and ion concentrations, lends confidence regarding the ability to operate under varying conditions, utilizing ion concentrations as a tool to monitor reserve estimates and make operational decisions.
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

ITEM 3.    LEGAL PROCEEDINGS

We are involved in the legal proceedings described in Part II, Item 8, Note 10 and Part II, Item 8, Note 13 to our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Part II, Item 8, Note 10 and Part II, Item 8, Note 13 of our Consolidated Financial Statements.

60	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 4.    MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this report.

Information about our Executive Officers
Below is information about each person who was or is an executive officer as of September 30, 2022, and as of the date of the filing of this report. The table sets forth each person’s name, position and age as of the date of the filing of this report.

Name	Age	Position
Kevin S. Crutchfield	61	President and Chief Executive Officer and Director
Lorin Crenshaw	47	Chief Financial Officer
Mary L. Frontczak	56	Chief Legal and Administrative Officer and Corporate Secretary
George J. Schuller	59	Chief Operations Officer
James D. Standen	47	Chief Commercial Officer

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

Lorin Crenshaw, Chief Financial Officer, joined Compass Minerals and assumed his current position in December 2021. Prior to joining Compass Minerals, Mr. Crenshaw served as Chief Financial Officer at Orion Engineered Carbons S.A., a global supplier of specialty and high-performance carbon black, from 2019 to 2021. From 2016 to 2019, Mr. Crenshaw served as the Chief Financial Officer of the global lithium business of Albemarle Corporation, a specialty chemicals manufacturing company. Prior to that role, he held positions of increasing responsibility at Albemarle, including as Treasurer and Head of Investor Relations from 2009 to 2016. His experience also includes over 10 years as an equity and debt investor, respectively, at Citigroup Asset Management and PGIM Private Capital, formerly Prudential Capital Group.

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

James D. Standen, Chief Commercial Officer, joined Compass Minerals in April 2006 and assumed his current position in December 2021. Prior to this position, Mr. Standen served as the Company’s Chief Financial Officer beginning August 2017 and as Interim Chief Financial Officer and Treasurer starting in April 2017. He also served as the Company’s Vice President, Finance and Treasurer from October 2016 to April 2017, as Treasurer from July 2011 to October 2016 and as Assistant Treasurer from April 2006 to June 2011. Prior to joining the Company, Mr. Standen spent six years at Kansas City Southern in various finance roles after spending two years with the public accounting firm Mayer Hoffman McCann P.C.

61	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK DATA

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP.

HOLDERS

On December 7, 2022, the number of holders of record of our common stock was 263.

DIVIDEND POLICY

We intend to pay quarterly cash dividends on our common stock. On November 15, 2022, the Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s outstanding common stock. The dividend will be paid on December 20, 2022, to stockholders of record as of the close of business on December 9, 2022. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, capital allocation strategy, restrictions in our debt agreements and other factors our Board of Directors deems relevant.

ITEM 6.    RESERVED

Part II, Item 6 is no longer required as the SEC has adopted certain amendments to Regulation S-K that eliminate Item 301 of Regulation S-K.

62	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COMPANY OVERVIEW

Compass Minerals is a leading provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. Our Salt segment products help keep roadways safe during winter weather and are used in numerous other consumer, industrial and agricultural applications. Our Plant Nutrition segment is the leading North American producer of sulfate of potash, which is used in the production of specialty fertilizers for high-value crops and turf. As of September 30, 2022, we operate 12 production and packaging facilities with nearly 2,000 personnel throughout the U.S., Canada and the U.K , including:
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
We concluded that certain of our assets met the criteria for classification as held for sale and discontinued operations in the first quarter of 2021, as discussed further in the “Discontinued Operations” section below. As a result, we are presenting two reportable segments, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment) in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See Item 8, Note 14 to our Consolidated Financial Statements for more information. Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.
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
As described further in Item 8, Note 1 and Note 3 to our Consolidated Financial Statements, on March 23, 2021, April 7, 2021, June 28, 2021 and April 20, 2022, we entered into definitive agreements to sell our South America specialty plant nutrition business, a component of our North America micronutrient business, our Fermavi investment and our South America chemicals business, respectively. The South America specialty plant nutrition business sale closed on July 1, 2021, the North America micronutrient sale closed on May 4, 2021, the sale of our Fermavi investment closed on August 20, 2021 and the sale of the South America chemicals business closed on April 20, 2022.
We believe these dispositions were conducted through a single disposal plan representing a strategic shift that has had a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. GAAP. Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held

63	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

for sale as of September 30, 2021 and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented.

Change in Fiscal Year
On June 23, 2021, our Board of Directors approved a change in our fiscal year end from December 31 to September 30. As a result, our results of operations, cash flows and all transactions impacting shareholders equity presented in this Annual Report on Form 10-K are for the twelve months ended September 30, 2022 (“fiscal 2022”), the nine month transition period ended September 30, 2021 (“fiscal 2021”) and the twelve months ended December 31, 2020 (“fiscal 2020”), unless otherwise noted. As such, our fiscal year 2022, or fiscal 2022, refers to the period from October 1, 2021 to September 30, 2022.
This Annual Report on Form 10-K also includes an unaudited Consolidated Statement of Operations for the comparable twelve month period of October 1, 2020 to September 30, 2021 and nine month period of January 1, 2020 to September 30, 2020; see Item 8, Note 19 to our Consolidated Financial Statements for additional information.
The discussion below provides a comparison of (1) the twelve months ended September 30, 2022 to the twelve months ended September 30, 2021 and (2) the nine months ended September 30, 2021 to the nine-month period ended September 30, 2020. All information for the twelve months ended September 30, 2021 and the nine-month period ended September 30, 2020 is unaudited.

Consolidated Results of Operations
* Refer to “—Reconciliation of Net Earnings to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-U.S. GAAP measure.

CONSOLIDATED RESULTS COMMENTARY: Twelve Months Ended September 30, 2021 – Twelve Months Ended September 30, 2022

•Total sales increased $98.3 million, due to an increase in the Salt segment, which was partially offset by a decrease in the Plant Nutrition segment.
•Operating earnings decreased 60%, or $64.2 million, due to lower operating earnings in our Salt segment and higher corporate expenses, which was partially offset by higher Plant Nutrition segment earnings.
•Diluted earnings per share decreased $2.10 to a loss of $1.10.
•EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 22%, or $52.3 million.

64	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
•EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 6%, or $9.4 million.

GROSS PROFIT & GROSS MARGIN COMMENTARY: Twelve Months Ended September 30, 2021 – Twelve Months Ended September 30, 2022

Gross Profit: Decreased 15%, or $33.4 million; Gross Margin decreased 4% percentage points from 20% to 16%
•Salt segment gross profit decreased $59.7 million primarily due to higher per-unit logistics and product costs, which were partially offset by higher sales volumes (see “—Operating Segment Performance—Salt” for additional information).

65	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•Gross profit for the Plant Nutrition segment increased $26.3 million due to higher average sales prices, which were partially offset by lower sales volumes and higher per-unit product costs (see “—Operating Segment Performance—Plant Nutrition” for additional information).

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

OTHER EXPENSES AND INCOME COMMENTARY: Twelve Months Ended September 30, 2021 – Twelve Months Ended September 30, 2022

SG&A: Increased $30.8 million; Increased 1.7 percentage points as a percentage of sales to 12.4% from 10.7%
•The increase in SG&A expense was primarily due to the fiscal 2022 accrued settlement and increased legal expenses related to the recently completed SEC investigation, costs related to our lithium development and increased employee compensation costs which include executive transition costs.

Interest Expense: Decreased $4.6 million to $55.2 million
•The decrease was primarily due to a decrease in outstanding borrowings.

Gain (Loss) on Foreign Exchange: Improved $20.5 million from a loss of $5.6 million to a gain of $14.9 million in 2022
•We realized a foreign exchange gain of $14.9 million for the twelve months ended September 30, 2022 compared to a loss of $5.6 million in the comparable period for the prior year due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: Increased $4.7 million to $5.2 million
•We realized a net loss in equity investees of $5.2 million for the twelve months ended September 30, 2022 compared to $0.5 million in the comparable period for the prior year due to our share of losses related to our equity investments in the current period.

Other Income, Net: Increased $0.1 million from income of $0.2 million to income of $0.3 million
•Other income, net primarily reflects an increase in investment income, which was offset by losses in our deferred compensation plan in fiscal 2022.

Income Tax Expense from Continuing Operations: Increased $29.2 million to $35.0 million
•The increase in income tax expense was due to a $37.5 million of valuation allowance recorded in the twelve months ended September 30, 2022 against the portion of our deferred tax assets that are no longer considered more likely than not to be realized, partially offset by a decrease due to lower pretax book income for the twelve months ended September 30, 2022 compared to the twelve months ended September 30, 2021.

66	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•Our effective tax rate decreased from 14% for the twelve months ended September 30, 2021, reflecting $37.5 million of valuation allowance recorded in fiscal 2022 on pretax book losses. See Item 1, Note 10 to the Consolidated Financial Statements.
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, nondeductible executive compensation, foreign income, mining and withholding taxes and interest expense recognition differences for tax and financial reporting purposes. Our provision for the twelve months ended September 30, 2022 also included valuation allowances and nondeductible contingent loss accrual. Our provision for the twelve months ended September 30, 2021 also included global intangible low-taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”).

Net (Loss) Earnings from Discontinued Operations: Increased from a loss of $220.8 million to income of $12.2 million
•The net earnings from our discontinued operations for the twelve months ended September 30, 2022 includes only the results from our chemicals business in South America through the April 20, 2022 sale date, but includes the results of all the South America businesses and the North America specialty plant nutrition business for the twelve months ended September 30, 2022.
•The current period results of the South America chemicals business includes a foreign currency exchange rate gain of $17.5 million offset by an impairment loss of $23.1 million compared to the prior period foreign currency exchange rate gain of $11.3 million and net impairment loss of $269.4 million to record the net assets of the South America businesses at their fair value less cost to sell net of a gain on the sale of the Plant Nutrition micronutrient business. Refer to Item 1, Note 3 to the Consolidated Financial Statements for additional details.

OTHER EXPENSES AND INCOME COMMENTARY: Nine Months Ended September 30, 2020 – Nine Months Ended September 30, 2021

SG&A: Increased $6.3 million; Decreased 1.3 percentage points as a percentage of sales to 11.1% from 12.4%
•The increase in SG&A expense was primarily due to higher corporate professional services expense and costs incurred related to our lithium resource assessment.

Interest Expense: Decreased $2.9 million to $44.3 million
•The decrease was primarily due to lower debt levels.

Gain on Foreign Exchange: Decreased $10.2 million from a gain of $10.8 million to a gain of $0.6 million in fiscal 2021
•The decrease of $10.2 million was due primarily to changes in foreign currency exchange rates on our non U.S. dollar denominated intercompany loans between our U.S. and foreign subsidiaries.

Net Loss in Equity Investees: Increased to $0.5 million
•We realized a net loss in equity investees of $0.5 million for the twelve months ended September 30, 2021.

Other Expense, Net: Increased $0.6 million from expense of $0.3 million to income of $0.3 million
•The decrease in other expense, net is primarily due to fees related to our U.S. securitization facility in 2020 and higher interest income in fiscal 2021.

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
•Our income tax provision in both periods differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, foreign income, mining and withholding taxes, “GILTI” and interest expense recognition differences for tax and financial reporting purposes. Our fiscal 2021 income tax provision also included “BEAT”.

Net (Loss) Earnings from Discontinued Operations: Decreased $241.3 million to $(234.2) million
•The net loss from discontinued operations includes losses of $189.0 million and $20.8 million recognized from the sale of the South America specialty nutrition business and our investment in Fermavi, respectively, including the realization of the currency translation adjustment (“CTA”) which had accumulated due to the significant weakening of the Brazilian real. An impairment loss, as required by U.S. GAAP, of approximately $90.2 million also negatively impacted earnings from discontinued operations due to a change in fair value less estimated costs to sell our South America chemicals business, which also considers the CTA related to this business. These losses were partially offset by a gain recognized for the sale of a component of the North America product micronutrient business in May 2021 of

67	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

OPERATING SEGMENT PERFORMANCE

The following financial results represent consolidated financial information with respect to sales from our Salt and Plant Nutrition segments for the twelve months ended September 30, 2022 and 2021 and the nine months ended September 30, 2021 and 2020. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.
The results of operations of the consolidated records management business and other incidental revenues include sales of $11.5 million, $8.7 million and $10.1 million for fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

SALT SEGMENT RESULTS

	Twelve Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2021	September 30, 2020
Salt Sales (in millions)	$1,010.3	$899.6	$671.1	$550.9
Salt Operating Earnings (in millions)	$116.2	$177.7	$133.2	$116.5
Salt Sales Volumes (thousands of tons)
Highway deicing	10,435	9,295	7,091	5,330
Consumer and industrial	2,122	1,997	1,419	1,327
Total tons sold	12,557	11,292	8,510	6,657
Average Salt Sales Price (per ton)
Highway deicing	$61.34	$61.40	$62.08	$64.41
Consumer and industrial	$174.45	$164.67	$162.78	$156.42
Combined	$80.45	$79.67	$78.87	$82.75
SALT SEGMENT RESULTS COMMENTARY: Twelve Months Ended September 30, 2021 – Twelve Months Ended September 30, 2022

•Salt sales increased 12%, or $110.7 million, due to higher Salt sales volumes and average sales prices.
•Salt sales volumes increased 11%, or 1,265,000 tons, and contributed approximately $90.6 million to the increase in sales. Highway deicing sales volumes increased 12% primarily as a result of an increase in sales commitments. Consumer and industrial sales volumes increased 6% due to an increase in both deicing and non-deicing sales volumes.
•Salt average sales price increased 1% and contributed approximately $20.1 million to the increase in sales due to higher consumer and industrial average sales prices.
•Highway deicing average sales prices were relatively flat when compared to the prior year as lower North American highway deicing contract prices for the 2022 winter season and the weaker pound sterling were mostly offset by favorable product sales mix. Consumer and industrial average sales prices increased 6% due to higher sales prices primarily in response to the high inflationary environment.
•Salt operating earnings decreased 35%, or $61.5 million, due primarily to higher per-unit product and logistics costs. We are experiencing higher freight costs and inflationary pressures for certain materials and supplies that were not recovered through increased sales prices during the period. The Company estimates increased Salt product cost of approximately $15.5 million to $17.5 million during fiscal 2022 due to inflation impacts. Additionally, as a result of a maintenance outage at our Cote Blanche mine during the three months ended March 31, 2022, we incurred approximately $9.2 million of additional product and logistics costs to fulfill seasonal demand with salt from other sources. Higher sales volumes compared to the prior period partially offset the higher costs.

68	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

PLANT NUTRITION RESULTS

	Twelve Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2021	September 30, 2020
Plant Nutrition Sales (in millions)	$222.3	$235.0	$156.8	$137.2
Plant Nutrition Operating Earnings (in millions)	$37.1	$9.1	$5.8	$12.0
Plant Nutrition Sales Volumes (thousands of tons)	286	403	261	238
Plant Nutrition Average Sales Price (per ton)	$777	$583	$602	$577
PLANT NUTRITION RESULTS COMMENTARY: Twelve Months Ended September 30, 2021 – Twelve Months Ended September 30, 2022

•Plant Nutrition sales decreased 5%, or $12.7 million, due to lower sales volumes, which was partially offset by higher average sales prices.
•Plant Nutrition sales volumes decreased 29%, or 117,000 tons, as feedstock inconsistencies over the past year have reduced production volumes and available inventory levels. The lower sales volumes resulted in a sales decline of approximately $68.2 million.
•Plant Nutrition average sales prices increased 33% and increased sales by approximately $55.5 million.
•Plant Nutrition operating earnings increased 308%, or $28.0 million primarily due to significantly higher average sales prices, which were partially offset by reduced sales volumes due to inventory constraints and higher per-unit product and logistics costs primarily due to lower production volumes at our Ogden facility as well as approximately $5 million to $7 million of higher energy and other input costs.

PLANT NUTRITION RESULTS COMMENTARY: Nine Months Ended September 30, 2021 – Nine Months Ended September 30, 2022

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

69	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

OUTLOOK

•We expect Salt segment sales volumes and EBITDA to range from 11.35 million to 12.2 million tons and $215 million to $255 million, respectively, in fiscal year 2023.
•Plant Nutrition segment sales volumes and EBITDA are expected to range from 265,000 to 295,000 tons and $55 million to $70 million, respectively, in fiscal year 2023.
•Fiscal year 2023 capital expenditures are expected to be in the $175 million to $230 million range which includes $75 million to $120 million for our Lithium project.

Investments, Liquidity and Capital Resources
Overview
As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct all of our consolidated operations and own substantially all of our operating assets. The principal source of cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Furthermore, we must remain in compliance with the terms of the credit agreement governing our credit facilities, including the consolidated total net leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indentures governing our 4.875% Senior Notes due July 2024 (the “4.875% Notes”) and our 6.75% Senior Notes due December 2027 (the “6.75% Notes), which limit the amount of dividends we can pay to our stockholders. We are in compliance with our debt covenants as of September 30, 2022. See Item 8, Note 12 to our Consolidated Financial Statements for a discussion of our outstanding debt.
Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures which strengthen our operational position, to pay dividends, to fund smaller acquisitions and to repay our debt. We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of September 30, 2022, we had $21.0 million of cash and cash equivalents (in our Consolidated Balance Sheets) that was either held directly or indirectly by foreign subsidiaries. Due in large part to the seasonality of our deicing salt business, we have experienced large changes in our working capital requirements from quarter to quarter. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility and our $100 million revolving accounts receivable financing facility (our “AR Facility”).
Notwithstanding our strategic decision to exit our South America chemicals and specialty plant nutrition businesses, as discussed in Item 8, Note 1 and Note 3 to our Consolidated Financial statements, we have historically considered the undistributed earnings of our foreign subsidiaries to be permanently reinvested. As a result of U.S. tax reform, we revised our permanently reinvested assertion and we now expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.6 million of income tax expense has been recorded for foreign withholding tax and state income taxes as of September 30, 2022. Additionally, we changed our permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from our U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. In fiscal 2022, the Company changed its permanently reinvested assertion and now expects to repatriate an additional approximately $10 million of unremitted foreign earnings on which $0.1 million of income tax benefit was recorded during fiscal 2022. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense. As of September 30, 2022, we have $147.5 million of outside basis differences for which no deferred taxes have been recorded. See Item 8, Note 10 to our Consolidated Financial Statements for additional information.
In addition, the amount of permanently reinvested foreign earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. As discussed in Item 8, Note 10 to our Consolidated Financial Statements, our calculated transfer price on certain products between one of our foreign subsidiaries and a domestic subsidiary has been challenged by Canadian federal and provincial governments. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 8, Note 10 to our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.
Principally due to the nature of our deicing business, our cash flows from operations have historically been seasonal, with the majority of our cash flows from operations generated during the first half of the calendar year (see “—Seasonality” for more

70	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

information). When we have not been able to meet our short-term liquidity or capital needs with cash from operations, whether as a result of the seasonality of our business or other causes, we have met those needs with borrowings under our revolving credit facility. We expect to meet the ongoing requirements for debt service, any declared dividends and capital expenditures related to our Salt and Plant Nutrition businesses from these sources. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
As discussed in Item 8, Note 3 to our Consolidated Financial Statements and Item 7, we have disposed of our South America specialty plant nutrition business, equity method investment in Fermavi, our North America micronutrient business and our South America chemicals business for cash proceeds totaling approximately $409.8 million ($348.6 million in fiscal 2021 and $61.2 million in fiscal 2022), net of debt assumed by ICL Brasil Ltda., a post-closing adjustment and cash on hand transferred to the buyer (both related to the sale of our South America chemicals business) and associated selling costs. On April 7, 2022, we received the maximum earnout possible under the terms of the South America specialty plant nutrition sale, or $18.5 million based on exchange rates at the time of receipt. An additional R$30 million of deferred purchase price for Fermavi was also receivable over the four years following the sale (R$7.5 million was received in fiscal 2022).
We manage our capital allocation considering our long-term strategic objectives and required spending to sustain the business. We announced on November 15, 2021, that we are reducing our dividend by approximately 80% to provide additional liquidity to support the business and invest in strategic expansion opportunities. While our equipment and facilities are generally not impacted by rapid technology changes, our operations require refurbishments and replacements to maintain structural integrity and reliable production and shipping capabilities. When possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending.
In fiscal 2022, we spent approximately $96.7 million on capital expenditures including approximately $15 million to upgrade the barge dock at our Cote Blanche mine, which incorporated efficiency and safety features into the design. During fiscal 2023, we expect to spend between $100 million and $110 million of sustaining capital in our Salt and Plant Nutrition businesses, including approximately $10 million to $15 million towards the Goderich long-term mine plan.
Additionally, we continued to develop our recently identified lithium resource at our Ogden facility and spent approximately $2.6 million of capital in fiscal 2022 towards the development phase of this sustainable lithium development project. For fiscal 2023, we have allocated between $75 million and $120 million for further development. We expect to achieve market entry with a lithium product by 2025 and expect significant capital and other expenditures would be required to achieve this market entry; however, the full amount of this expenditure is currently unknown and will depend on a number of factors, including the outcome of further engineering and design plans. For more information, see Item 1A, “Risk Factors.”
On October 18, 2022, the Company received aggregate gross proceeds of approximately $252 million from Koch Minerals & Trading, LLC (“KM&T”) as part of a strategic equity partnership. The Company expects to use approximately $200 million of the proceeds from the private placement to advance the first development phase of the lithium project. The Company expects to use the remaining $52 million of proceeds, less transaction expenses, to reduce debt. For additional information, see Item 8, Note 21.
In connection with our strategy to strengthen and grow its essential minerals businesses, on November 2, 2021, we announced a $45 million equity investment in Fortress North America, LLC (“Fortress”), building upon a previous $5 million investment. As of September 30, 2022, we had invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Fortress is a development stage company that intends to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires. We may make further investments or make other acquisitions to grow our business.

71	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The table below provides a summary our cash flows by category and period ended.

Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
September 30, 2022	September 30, 2021	December 31, 2020
Operating Activities:
Net cash flows provided by operating activities were $120.5 million.

»Net losses were $25.1 million.

»Non-cash depreciation and amortization expense was $113.7 million.
»Non-cash impairment loss was $23.1 million.
»Non-cash stock-based compensation was $15.7 million.
»Non-cash net loss in equity investees was $5.2 million.
»Non-cash loss on disposition of assets was $3.7 million.

»Working capital items were a use of operating cash flows of $9.4 million.

Net cash flows provided by operating activities were $162.7 million.

»Net losses were $213.3 million.

»Non-cash depreciation and amortization expense was $94.6 million.
»Non-cash impairment loss was $300.0 million.
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

Investing Activities:
Net cash flows used in investing activities were $80.0 million.
»Net cash flows used in investing activities included $96.7 million of capital expenditures.
»Investing activity outflows were partially offset by proceeds of $61.2 million from the sale of our South America specialty chemicals business and specialty plant nutrition earnout.
»Included investments in equity method investees of $46.3 million.

»Net cash flows provided by investing activities included proceeds of $348.6 million from the sale of our South America specialty plant nutrition business ($289.5 million), a component of our North America micronutrient business ($56.2 million) and our Fermavi investment ($2.9 million).

»Investing proceeds were offset by $71.8 million of capital expenditures.
Net cash flows used in investing activities were $88.2 million. »Included $84.9 million of capital expenditures.
Financing Activities:
Net cash flows used in financing activities were $14.3 million. »Included payments of dividends of $20.8 million. »Net proceeds from the issuance of debt of $9.9 million.	Net cash flows used in financing activities were $439.6 million. »Included payments of dividends of $73.1 million. »Net payments on our debt of $365.8 million.
Net cash flows used in financing activities were $96.2 million.

»Included net proceeds from the issuance of debt of $6.9 million, payments of dividends of $99.1 million and payments of $1.0 million related to deferred financing costs.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. The higher accounts receivable balance as of September 30, 2022, as compared to September 30, 2021, reflects higher sales in the fourth fiscal quarter due to higher preseason deicing demand and higher SOP pricing in the current period. The higher sales activity and increased costs resulted in a higher level of current liabilities as of September 30, 2022 as compared to September 30, 2021. The working capital reduction for the nine months ended September 30, 2021 reflects the collection of the prior winter season accounts receivable and subsequent rebuilding of inventory in advance of the next winter season. The working capital increase as of December 31, 2020 over the prior year reflected a later start of winter weather events which resulted in lower replenishment demand and accounts receivable balances with higher inventory levels than the prior year.

Dispositions
On March 23, 2021, we entered into a definitive agreement to sell our South America specialty plant nutrition business to ICL Brasil Ltda., a subsidiary of ICL Group Ltd. The transaction closed on July 1, 2021. Upon closing we recorded gross proceeds of approximately $421.1 million, including a reduction in proceeds of $6.2 million in working capital adjustments

72	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

which were finalized during the third quarter of fiscal 2021 and associated selling costs of $8.4 million, comprised of a cash payment of approximately $318.4 million and an additional $102.7 million in net debt assumed by ICL Brasil Ltd. The Brazilian debt was deducted from gross proceeds from the transaction. The terms of the definitive agreement provided for an additional earnout payment of up to R$88 million Brazilian reais. On April 7, 2022, we received the maximum earnout possible under the terms of the sale, of $18.5 million based on exchange rates at the time.
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
We recorded losses on the sales of the South American specialty plant nutrition business, the investment in Fermavi and the South America chemicals business totaling approximately $323.1 million. These losses were partially offset by approximately $30.6 million of gain from the sale of a component of the North America micronutrient business.

Capital Resources
We believe our ongoing primary sources of liquidity will continue to be cash flow from operations and borrowings under our revolving credit facility. We believe that our current banking syndicate is secure and believe we will have access to our entire revolving credit facility. We expect that ongoing requirements for debt service and committed or sustaining capital expenditures will primarily be funded from these sources while approximately $200 million of the approximately $252 million of proceeds received from the October 18, 2022 private placement of common stock with KM&T will fund the capital expenditure needs of our planned lithium development over the next two years with the remaining approximately $52 million, less transaction expenses, used to repay outstanding debt. For additional information, see Item 8, Note 21.
Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. See Item 1A, “Risk Factors—Our indebtedness and any inability to pay our indebtedness could adversely affect our business and financial condition.” Furthermore, CMI is a holding company with no operations of its own and is dependent on its subsidiaries for cash flow. As discussed in Item 8, Note 12 to our Consolidated Financial Statements, at September 30, 2022, we had $955.9 million of outstanding indebtedness consisting of $250.0 million under our 4.875% Notes, $500.0 million under our 6.75% Notes, $168.4 million of borrowings outstanding under our senior secured credit facilities (consisting of term loans and a revolving credit facility), including $151.5 million borrowed against our revolving credit facility. Letters of credit totaling $13.6 million as of September 30, 2022, reduced available borrowing capacity under the revolving credit facility to $134.9 million. Subsequent to September 30, 2022, we paid down approximately $142.0 million of the outstanding revolving credit facility balance.
In November 2022, we entered into the third amendment to the Credit Agreement, principally to affect a transition from the London Inter-Bank Offered Rate to the Secured Overnight Financing Rate pricing benchmark provisions.
In June 2022, we entered into an amendment to its Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (defined and calculated under the terms of the Credit Agreement as the ratio of consolidated net debt to consolidated adjusted EBITDA) to 5.5x as of the last day of any quarter through fiscal 2022, stepping down to 5.0x for the subsequent quarter ending December 31, 2022, stepping further down to 4.75x for subsequent quarters through March 31, 2024, and to 4.5x for the fiscal quarter ending June 30, 2024 and thereafter. As of September 30, 2022, our consolidated total net leverage ratio was approximately 4.59x. Consolidated total net debt is defined as the aggregate principal amount of debt outstanding, net of unrestricted cash not to exceed $50 million.
In April 2022, we utilized earnout proceeds from the fiscal 2021 sale of our South America specialty plant nutrition business and proceeds from the sale of our South America chemicals business, both discussed in Dispositions above, to repay approximately $60.6 million of our term loan balance.
In July 2021, we utilized cash proceeds from the sales of our South America specialty plant nutrition business and North America micronutrient business noted above in Dispositions to repay amounts borrowed against our revolving credit facility of $35.0 million. An additional $265.0 million of proceeds was utilized to pay down our term loan balance.
In the first quarter of 2021, we made a $41.7 million required prepayment of our term loan for 2020 Excess Cash Flow (as such term is defined in the Credit Agreement). This prepayment, along with the prepayment made in the third quarter of 2021

73	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

described above, will reduce the future required term loan payments. As such, we will not have a scheduled term loan payment until January 2025.
On June 30, 2020, certain of our U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility for up to $100.0 million of borrowing with PNC Bank, National Association, as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. On June 27, 2022, certain of our U.S. subsidiaries entered into an amendment to our AR Facility, extending the facility to June 2025. At September 30, 2022, we had $37.5 million of outstanding loans under this accounts receivable financing facility. See Item 8, Note 12 to our Consolidated Financial Statements for more information.
In the future, including in fiscal 2023, we may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes.
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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At September 30, 2022, we had $94.1 million of gross foreign federal NOL carryforwards and $3.2 million of net operating tax-effected state NOL carryforwards that expire beginning in 2035. Also at September 30, 2022, we had $2.1 million of tax-effected state capital losses that expire beginning in 2027. The NOL carryforwards in Brazil and related valuation allowances were removed given the ending of the Company’s operations in Brazil.
We have a defined benefit pension plan for certain of our current and former U.K. employees. Beginning December 1, 2008, future benefits ceased to accrue for the remaining active employee participants in the plan concurrent with the establishment of a defined contribution plan for these employees. Generally, our cash funding policy is to make the minimum annual contributions required by applicable regulations. As of September 30, 2022, the fair value of the plan’s assets are in excess of the accumulated benefit obligations and we expect to be required to use cash from operations above our historical levels to fund the plan in the future.

Off-Balance Sheet Arrangements
At September 30, 2022, we had no off-balance sheet arrangements that have or are likely to have a material current or future effect on our consolidated financial statements.

Contractual Obligations
We believe we have sufficient liquidity to fund our operations and meet both short-term and long-term obligations. Our material future obligations include the contractual obligations and other commitments as described below.
We are party to contractual obligations involving commitments to make payments to third parties. These obligations impact our liquidity and capital resource needs. As of September 30, 2022, we had total future contractual obligations of approximately $1.4 billion, with approximately $95.2 million due during fiscal 2023.
We have a contractual commitment to repay our long-term debt of $955.9 million based on the terms of our debt agreements, of which none is payable within the next twelve months. Our interest commitment based on the current debt balances at September 30, 2022 is $221.1 million, with $55.5 million expected within the next twelve months. The remainder of our contractual commitments consist of lease payments, purchase obligations and commitments, income taxes and employer pension plan obligations.
See Item 8, Note 5 and Item 8, Note 12 to our Consolidated Financial Statements for amounts outstanding as of September 30, 2022 related to leases and debt, respectively. Our contractual obligations related to income taxes represent the one-time transition tax obligation. Refer to Item 8, Note 13 for amounts related to purchase obligations and performance bonds. See Item 8, Note 10 for information related to income taxes. Our contractual obligations related to employer pension plan obligations represent the funded status recognized as of September 30, 2022. See Item 8, Note 11 for information related to these plans.
In addition, we have other future contingent commitments of approximately $208.6 million, consisting of letters of credit and performance bonds, due during fiscal 2023. At September 30, 2022, we had $195.0 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments. Refer to Item 8, Note 13 for additional details.

Reconciliation of Net (Loss) Earnings from Continuing Operations to EBITDA and Adjusted EBITDA
Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze

74	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. We have presented Adjusted EBITDA for both continuing operations and consolidated including discontinued operations for comparative purposes (see Item 8, Note 3 to our Consolidated Financial Statements for a discussion of discontinued operations). Both EBITDA and Adjusted EBITDA are non-U.S. GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods and cost of capital, and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and the operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.
EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation, depletion and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, (gain) loss on foreign exchange, other (income) expense, net and other infrequent items that management does not consider indicative of normal operations. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Twelve Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2021	September 30, 2020
Net (loss) earnings from continuing operations	$(37.3)	$35.6	$20.9	$27.9
Interest expense	55.2	59.8	44.3	47.2
Income tax expense	35.0	5.8	14.2	10.3
Depreciation, depletion and amortization	113.7	119.9	89.8	87.7
EBITDA from continuing operations	166.6	221.1	169.2	173.1
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	15.7	9.2	7.1	6.9
(Gain) loss on foreign exchange	(14.9)	5.6	(0.6)	(10.8)
Executive transition costs(a)	4.3	—	—	—
Accrued loss and legal costs related to SEC investigation(b)	17.1	5.0	3.4	—
Other (income) expense, net	(0.3)	(0.1)	(0.3)	0.2
Adjusted EBITDA from continuing operations	188.5	240.8	178.8	169.4
Adjusted EBITDA from discontinued operations	19.0	51.9	26.2	38.5
Adjusted EBITDA including discontinued operations	$207.5	$292.7	$205.0	$207.9
(a)We incurred severance and other costs related to executive transition.
(b)We recorded a settlement loss accrual during the twelve months ended September 30, 2022, and recognized costs, net of reimbursements, related to the recently completed SEC investigation during each of the twelve and nine months ended September 30, 2022 and 2021.

Adjusted EBITDA also includes other non-operating income, primarily non-cash stock-based compensation expense, foreign exchange gains (losses) resulting from the translation of intercompany obligations, interest income and investment income (loss) relating to our nonqualified retirement plan.
Our net earnings, EBITDA and Adjusted EBITDA are impacted by other events or transactions that we believe to be important in understanding our earnings trends such as the variability of weather. The impact of weather has not been adjusted in the amounts presented above. Our fiscal 2022 and 2021 results were unfavorably impacted by winter weather activity as compared to an average winter in the markets we serve.

75	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Management’s Discussion of Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the reporting date and the reported amounts of revenue and expenses during the reporting period. Actual results could vary from these estimates. We have identified the critical accounting policies and estimates that we believe are most important to the portrayal of our financial condition and results of operations. The policies set forth below require significant subjective or complex judgments by management, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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
As of September 30, 2022, we have recorded goodwill of $56.4 million, primarily consisting of $50.9 million in our Plant Nutrition segment. As of our July 1, 2022 annual measurement date, the estimated fair value exceeded carrying value. The most critical assumptions used in the calculation of the fair value are the projected revenue growth rates, long-term operating margin, working capital requirements, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in our fair value estimates is consistent with our operating plan and is dependent on the successful execution of our long-term business plan, overall industry growth rates and the competitive environment. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the future financial performance falls below our expectations or there are unfavorable revisions to significant assumptions, or if our market capitalization declines, we may need to record a non-cash goodwill impairment charge in a future period.

Mineral Interests – As of September 30, 2022, we maintained $118.5 million of net mineral properties as a part of property, plant and equipment. Mineral interests include probable mineral reserves. We lease mineral reserves at several of our extraction facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales.
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

76	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In addition, the calculation of our tax liabilities involves uncertainties in the application of complex tax regulations in multiple jurisdictions. We recognize potential liabilities in accordance with applicable U.S. GAAP for anticipated tax issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. See Item 8, Note 10 to our Consolidated Financial Statements for further discussion of our income taxes.
We have elected to account for GILTI in the year the tax is incurred, rather than recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years.

Taxes on Foreign Earnings – Under U.S tax reform, we revised our permanently reinvested assertion and expect to repatriate approximately $150 million of unremitted foreign earnings on which $4.6 million of income tax expense has been recorded for foreign withholding tax and state income taxes. Additionally, we changed our permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from our U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. Additionally in fiscal 2022, we changed our permanently reinvested assertion and expect to repatriate an additional approximately $10 million of unremitted foreign earnings on which $0.1 million of income tax benefit was recorded during fiscal 2022. We consider all remaining non-U.S. earnings to be permanently reinvested outside the U.S. to the extent these earnings are not subject to U.S. income tax under an anti-deferral tax regime. As of September 30, 2022, we have approximately $147.5 million of outside basis differences on which no deferred taxes have been recorded.

U.K. Pension Plan – We have a defined benefit pension plan covering some of our current and former employees in the U.K. The U.K. pension plan was closed to new participants in 1992. As we elected to freeze our pension plan, our remaining active employees ceased to accrue future benefits under the plan beginning December 1, 2008. We select the actuarial assumptions for our pension plan after consultation with our actuaries and consideration of market conditions. These assumptions include the discount rate and the expected long-term rates of return on plan assets, which are used in the calculation of the actuarial valuation of our defined benefit pension plans. If actual conditions or results vary from those projected by management, adjustments may be required in future periods to meet minimum pension funding or to increase pension expense or our pension liability. A decrease of 25 basis points in our discount rate would have increased our projected benefit obligation as of September 30, 2022, by approximately $1.0 million and would increase our net periodic pension expense for 2022 by approximately $0.1 million. A decrease of 25 basis points in our expected return on assets assumption as of September 30, 2022, would increase our net periodic expense for 2022 by approximately $0.3 million.
We set our discount rate for our U.K. pension plan based on a forward yield curve for a portfolio of high credit quality bonds with expected cash flows and an average duration closely matching the expected benefit payments under the plan. The assumption for the return on plan assets is determined based on expected returns applicable to each type of investment within the portfolio expected to be maintained over the next 15 to 20 years. Our funding policy has been to make the minimum annual contributions required by applicable regulations. However, we have made special payments during some years when changes in the business could reasonably impact the pension plan’s available assets and when special early retirement payments or other inducements are made to pensioners. Contributions totaled $0, $0 and $0.4 million during the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively. If supplemental benefits were approved and granted under the provisions of the plan, or if periodic statutory valuations cause a change in funding requirements, our contributions could increase to fund all or a portion of those benefits. See Item 8, Note 11 to our Consolidated Financial Statements for additional discussion of our U.K. pension plan.

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

77	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

transacting entity. With respect to currency translation risk, our financial condition and results of operations are measured and recorded in the relevant local currency and then translated into U.S. dollars for inclusion in our historical consolidated financial statements. Exchange rates between these currencies and the U.S. dollar have fluctuated significantly from time to time and may do so in the future. The majority of revenues and costs are denominated in U.S. dollars, with Canadian dollars and British pounds sterling also being significant. We generated 26% of our fiscal 2022 sales in foreign currencies, and we incurred 25% of our fiscal 2022 total operating expenses in foreign currencies. Additionally, we have approximately $400 million of net assets denominated in foreign currencies. In fiscal 2020 and 2021, the average rate for the U.S. dollar weakened against the Canadian dollar and the British pound sterling. In fiscal 2022, the average rate for the U.S. dollar strengthened against the Canadian dollar and the British pound sterling. Significant changes in the value of the Canadian dollar or the British pound sterling relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on U.S. dollar-denominated debt, including borrowings under our senior secured credit facilities.
We are experiencing increases in logistics costs, prices for energy and other costs that have only been partially recovered through price increases for our products. During the fiscal year ended September 30, 2022, the Company estimates that the impact of inflation increased logistics costs by approximately $30 million to $35 million and product costs by approximately $20 million to $25 million. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors”.

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

Climate Change
The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for deicing products. Drought or flood conditions could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may necessitate capital expenditures in the future, although capital expenditures for climate-related projects were not material in fiscal 2022 and are not expected to be material in fiscal 2023. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item1 “Business—Environmental, Health and Safety and Other Regulatory Matters.”

Global Economy
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We have continued producing and delivering essential products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the COVID-19 pandemic and have experienced negative impacts to our business to our business from COVID-19, but our results of operations for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020 were not materially affected by COVID-19, although recent supply chain shortages and cost increases may be linked to COVID-19. Also, while we have no operations in Russia or Ukraine, we are continuing to monitor any broader impact from the current war in Ukraine, particularly with respect to energy costs and implications on global fertilizer market supply and demand conditions. The ultimate impact that any infectious outbreak or the war in Ukraine will have on our future results is unknown at this time. For more information, see “Part I, Item 1A, Risk Factors.”

78	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Interest Rate Risk
As of September 30, 2022, we had $168.4 million of debt outstanding under our credit agreement (consisting of term loans and revolving credit facility), bearing interest at variable rates. Accordingly, our earnings and cash flows will be affected by changes in interest rates to the extent the principal balance is unhedged. Assuming no change in the amount of debt outstanding, a 100 basis point increase in the average interest rate under these borrowings would have increased the interest expense related to our variable rate debt by approximately $1.7 million based upon our debt outstanding as of September 30, 2022. Actual results may vary due to changes in the amount of variable rate debt outstanding.
As of September 30, 2022, a significant portion of the investments in the U.K. pension plan are in bond funds. Changes in interest rates could impact the value of the investments in the pension plan.

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
Considering our foreign earnings, a hypothetical 10% unfavorable change in exchange rates compared to the U.S. dollar would have an estimated $0.2 million impact on our operating earnings for the fiscal year ended September 30, 2022. Actual changes in market prices or rates will differ from hypothetical changes.

Commodity Pricing Risk
We have a hedging policy to mitigate the impact of fluctuations in the price of natural gas. The notional amounts of volumes hedged are determined based on a combination of factors, including estimated natural gas usage, current market prices and historical market prices. We enter into contractual natural gas price arrangements, which effectively fix the purchase price of our natural gas requirements up to 36 months in advance of the physical purchase of the natural gas. We may hedge up to approximately 90% of our expected natural gas usage. Because of the varying locations of our production facilities, we also enter into basis swap agreements to eliminate any further price variation due to local market differences. We have determined that these financial instruments qualify as cash flow hedges under U.S. GAAP. As of September 30, 2022, the amount of natural gas hedged with derivative contracts totaled 3.8 million MMBtus, of which 2.9 million MMBtus will expire within one year.
Excluding natural gas hedged with derivative instruments, a hypothetical 10% adverse change in our natural gas prices during the fiscal year ended September 30, 2022, would have increased our product cost by approximately $1.4 million. Actual results will vary due to actual changes in market prices and consumption.
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

79	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description	Page

Reports of Independent Registered Public Accounting Firm	81

Consolidated Balance Sheets as of September 30, 2022 and 2021	85

Consolidated Statements of Operations for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020	86

Consolidated Statements of Comprehensive Loss for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020	87

Consolidated Statements of Stockholders’ Equity for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020	88

Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020	89

Notes to Consolidated Financial Statements	90

80	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. (the Company) as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended September 30, 2022, the nine-month period ended September 30, 2021 and the year ended December 31, 2020, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for the year ended September 30, 2022, the nine-month period ended September 30, 2021 and the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 14, 2022, expressed an adverse opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

81	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Valuation of Goodwill
Description of the Matter
At September 30, 2022, the Company’s consolidated goodwill was $56.4 million, of which $50.9 million is related to the Company’s Plant Nutrition reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators exist, at the reporting unit level. The Company’s annual impairment test on July 1, 2022, did not result in an impairment of goodwill.

Auditing management’s annual goodwill impairment test was complex and judgmental due to the significant estimation required in determining the fair value of the Company’s Plant Nutrition reporting unit. In particular, the fair value estimate was sensitive to significant assumptions such as the weighted average cost of capital, projected revenue growth rates, operating margins and the reporting unit’s terminal growth rate which are affected by expectations about future market or economic conditions. Additionally, there were significant judgments related to the Company’s selection of guideline company market multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Plant Nutrition reporting unit, we performed audit procedures that included, among others, assessing the fair value methodologies utilized and testing the significant assumptions discussed above, as well as the underlying data used by the Company in its analysis. We involved our specialists to assist in the review of the Company’s model, methodology, and certain significant assumptions such as the weighted average cost of capital and the Company’s terminal growth rate assumptions. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business model, customer base or product mix and other relevant factors would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Plant Nutrition reporting unit that would result from changes in the assumptions. In addition, we tested the reconciliation of the fair value of the Company’s reporting units to the market capitalization of the Company.

Material Weaknesses in Internal Control over Financial Reporting
Description of the Matter
As disclosed in Management's Report on Internal Control Over Financial Reporting, the Company identified material weaknesses as of September 30, 2022, associated with information technology general controls related to privileged user access for certain systems that support the Company’s internal controls over financial reporting, controls over pricing and order entry within the Company’s sales process, and controls related to the existence of inventory held at certain locations.

These material weaknesses resulted in a critical audit matter that required us to modify the nature and timing of our procedures and increase the extent of our testing.

How We Addressed the Matter in Our Audit
As a result of the material weaknesses, in performing our audit procedures we lowered the testing thresholds and increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively. For example, we performed additional testing over inventory movements during the year and during the period from the balance sheet date through the inventory observation dates, by comparing transactions to original source documents. In addition, we increased the extent of our accounts receivable confirmation procedures.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Kansas City, Missouri
December 14, 2022

82	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Compass Minerals International, Inc.’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Compass Minerals International, Inc. (the Company) has not maintained effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in the design and operation of information technology general controls related to privileged user access for certain systems that support the Company’s internal controls over financial reporting, controls over pricing and order entry within the Company’s sales process, and controls related to the existence of inventory held at certain locations.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended September 30, 2022, the nine-month period ended September 30, 2021 and the year ended December 31, 2020, and the related notes and the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated December 14, 2022, which expressed an unqualified opinion thereon.

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

83	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Kansas City, Missouri
December 14, 2022

84	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

(in millions, except share data)	September 30, 2022	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$46.1	$18.1
Receivables, less allowance for doubtful accounts of $3.4 in 2022 and $3.0 in 2021	167.2	132.8
Inventories	304.4	321.7
Current assets held for sale	—	9.9
Other	44.3	48.9
Total current assets	562.0	531.4
Property, plant and equipment, net	776.6	830.5
Intangible assets, net	45.4	48.8
Goodwill	56.4	57.8
Equity method investments	46.6	5.8
Other	156.5	156.6
Total assets	$1,643.5	$1,630.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	114.7	90.0
Accrued salaries and wages	22.2	20.7
Income taxes payable	1.0	—
Accrued interest	14.1	14.3
Current liabilities held for sale	—	9.6
Accrued expenses and other current liabilities	81.1	60.8
Total current liabilities	233.1	195.4
Long-term debt, net of current portion	947.6	935.4
Deferred income taxes, net	63.4	57.6
Other noncurrent liabilities	143.0	149.4
Commitments and contingencies (Note 13)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	0.4
Additional paid-in capital	152.1	136.3
Treasury stock, at cost — 1,196,300 shares at September 30, 2022 and 1,313,690 shares at September 30, 2021	(7.3)	(5.5)
Retained earnings	226.5	272.4
Accumulated other comprehensive loss	(115.3)	(110.5)
Total stockholders' equity	256.4	293.1
Total liabilities and stockholders' equity	$1,643.5	$1,630.9

The accompanying notes are an integral part of the consolidated financial statements.

85	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
(in millions, except share data)	September 30, 2022	September 30, 2021	December 31, 2020
Sales	$1,244.1	$836.6	$1,004.9
Shipping and handling cost	379.5	220.1	250.3
Product cost	667.8	444.8	534.8
Gross profit	196.8	171.7	219.8
Selling, general and administrative expenses	153.9	92.7	116.8
Operating earnings	42.9	79.0	103.0
Other expense (income):
Interest expense	55.2	44.3	62.7
Gain on foreign exchange	(14.9)	(0.6)	(4.6)
Net loss in equity investees	5.2	0.5	—
Other (income) expense, net	(0.3)	(0.3)	0.4
(Loss) earnings before income taxes from continuing operations	(2.3)	35.1	44.5
Income tax expense from continuing operations	35.0	14.2	1.9
Net (loss) earnings from continuing operations	(37.3)	20.9	42.6
Net earnings (loss) from discontinued operations	12.2	(234.2)	20.5
Net (loss) earnings	$(25.1)	$(213.3)	$63.1

Basic net (loss) earnings from continuing operations per common share	$(1.10)	$0.59	$1.22
Basic net earnings (loss) from discontinued operations per common share	0.36	(6.89)	0.60
Basic net (loss) earnings per common share	$(0.74)	$(6.30)	$1.83

Diluted net (loss) earnings from continuing operations per common share	$(1.10)	$0.58	$1.22
Diluted net earnings (loss) from discontinued operations per common share	0.36	(6.89)	0.60
Diluted net (loss) earnings per common share	$(0.74)	$(6.30)	$1.82

Weighted-average common shares outstanding (in thousands):
Basic	34,120	34,013	33,928
Diluted	34,120	34,063	33,928

The accompanying notes are an integral part of the consolidated financial statements.

86	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive Loss

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
(in millions)	September 30, 2022	September 30, 2021	December 31, 2020
Net (loss) earnings	$(25.1)	$(213.3)	$63.1
Other comprehensive (loss) income:
Unrealized gain (loss) from change in pension costs, net of tax of $(0.9), $(1.2) and $0.8 in fiscal years 2022, 2021 and 2020, respectively	2.7	4.0	(2.5)
Unrealized gain from change in other postretirement benefits, net of tax of $(0.5) in fiscal year 2022	1.3	—	—
Unrealized (loss) gain on cash flow hedges, net of tax of $0.7, $(1.0) and $(0.3) in fiscal years 2022, 2021 and 2020, respectively	(4.7)	2.9	0.8
Cumulative translation adjustment	(4.1)	186.4	(109.9)
Comprehensive loss	$(29.9)	$(20.0)	$(48.5)

The accompanying notes are an integral part of the consolidated financial statements.

87	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2019	$0.4	$117.1	$(3.2)	$595.6	$(192.2)	$517.7
Comprehensive income (loss)	—	—	—	63.1	(111.6)	(48.5)
Dividends on common stock/equity awards ($2.88 per share)	—	0.5	—	(99.6)	—	(99.1)
Shares issued for stock units, net of shares withheld for taxes	—	—	(1.1)	—	—	(1.1)
Stock-based compensation	—	9.4	—	—	—	9.4
Stock options exercised, net of shares withheld for taxes	—	—	(0.1)	—	—	(0.1)
Balance, December 31, 2020	$0.4	$127.0	$(4.4)	$559.1	$(303.8)	$378.3
Comprehensive (loss) income	—	—	—	(213.3)	193.3	(20.0)
Dividends on common stock/equity awards ($2.16 per share)	—	0.3	—	(73.4)	—	(73.1)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(1.1)	—	—	(1.2)
Stock-based compensation	—	7.7	—	—	—	7.7
Stock options exercised, net of shares withheld for taxes	—	1.4	—	—	—	1.4
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$272.4	$(110.5)	$293.1
Comprehensive loss	—	—	—	(25.1)	(4.8)	(29.9)
Dividends on common stock/equity awards ($0.60 per share)	—	—	—	(20.8)	—	(20.8)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(1.8)	—	—	(2.0)
Stock-based compensation	—	15.7	—	—	—	15.7
Stock options exercised, net of shares withheld for taxes	—	0.3	—	—	—	0.3
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$226.5	$(115.3)	$256.4

The accompanying notes are an integral part of the consolidated financial statements.

88	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
(in millions)	September 30, 2022	September 30, 2021	December 31, 2020
Cash flows from operating activities:
Net (loss) earnings	$(25.1)	$(213.3)	$63.1
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	113.7	94.6	137.9
Amortization of deferred financing costs	2.9	2.4	3.2
Refinancing of long-term debt	—	—	0.1
Stock-based compensation	15.7	7.7	9.4
Deferred income taxes	19.9	(29.5)	5.2
Unrealized gain on foreign exchange	(29.1)	(17.9)	(2.8)
Loss on impairment of long-lived assets	23.1	300.0	—
Net loss (earnings) in equity investees	5.2	(0.6)	(1.4)
Loss (gain) on disposition of assets	3.7	(27.3)	—
Other, net	(0.1)	(0.1)	6.8
Changes in operating assets and liabilities, net of sale of businesses:
Receivables	(55.0)	74.1	19.5
Inventories	6.3	(52.3)	(77.0)
Other assets	(14.2)	(14.7)	22.6
Accounts payable and accrued expenses and other current liabilities	55.1	49.2	(3.7)
Other liabilities	(1.6)	(9.6)	(7.7)
Net cash provided by operating activities	120.5	162.7	175.2
Cash flows from investing activities:
Capital expenditures	(96.7)	(71.8)	(84.9)
Proceeds from sale of businesses	61.2	348.6	—
Investments in equity method investees	(46.3)	(4.2)	(2.0)
Other, net	1.8	3.6	(1.3)
Net cash (used in) provided by investing activities	(80.0)	276.2	(88.2)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	466.2	349.4	300.0
Principal payments on revolving credit facility borrowings	(403.1)	(391.3)	(329.7)
Proceeds from issuance of long-term debt	55.9	70.9	115.8
Principal payments on long-term debt	(109.1)	(394.8)	(79.2)
Dividends paid	(20.8)	(73.1)	(99.1)
Deferred financing costs	(0.4)	(0.1)	(1.0)
Proceeds from stock option exercised	0.3	1.4	—
Shares withheld to satisfy employee tax obligations	(2.0)	(1.2)	(1.1)
Other, net	(1.3)	(0.8)	(1.9)
Net cash used in financing activities	(14.3)	(439.6)	(96.2)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.7	(4.5)
Net change in cash and cash equivalents	25.1	—	(13.7)
Cash and cash equivalents, beginning of the year	21.0	21.0	34.7
Cash and cash equivalents, end of period	46.1	21.0	21.0
Less: cash and cash equivalents included in current assets held for sale	—	(2.9)	(10.4)
Cash and cash equivalents of continuing operations, end of period	$46.1	$18.1	$10.6

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$52.9	$38.6	$65.0
Income taxes paid, net of refunds	$17.3	$41.8	$(10.3)
The accompanying notes are an integral part of the consolidated financial statements.

89	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Notes to Consolidated Financial Statements

1.    ORGANIZATION AND FORMATION

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, “CMP,” “Compass Minerals” or the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. Additionally, the Company is pursuing the development of a sustainable lithium brine resource to support the North American battery market and is a minority owner of Fortress North America, LLC (“Fortress”), a next-generation fire retardant company. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services in the U.K.
CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries.

Change in Fiscal Year
On June 23, 2021, the Board of Directors of the Company approved a change in its fiscal year end from December 31st to September 30th. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this Annual Report on Form 10-K are for the twelve months ended September 30, 2022 (“fiscal 2022”), the nine month transition period ended September 30, 2021 (“fiscal 2021”) and the twelve months ended December 31, 2020 (“fiscal 2020”), unless otherwise noted. As such, the Company’s fiscal year 2022, or fiscal 2022, refers to the period from October 1, 2021 to September 30, 2022. This Annual Report on Form 10-K also includes an unaudited consolidated statement of operations for the comparable periods of October 1, 2020 to September 30, 2021 and January 1, 2020 to September 30, 2020; see Note 19 for additional information.

Strategic Evaluation and Plan to Sell Businesses
During fiscal 2020, the Company initiated an evaluation of the strategic fit of certain of the Company’s businesses. On February 16, 2021, the Company announced its plan to restructure its former Plant Nutrition South America segment to enable targeted and separate sales processes for each portion of the former segment, including its chemicals and specialty plant nutrition businesses along with the Company’s equity method investment in Fermavi Eletroquímica Ltda. (“Fermavi”). Concurrently, to optimize its asset base in North America, the Company evaluated the strategic fit of its North America micronutrient product business. On March 16, 2021, the Board of Directors of the Company approved a plan to sell the Company’s South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses. Prior to March 31, 2021, the South America chemicals and specialty plant nutrition businesses and investment in Fermavi were reported as the Company’s Plant Nutrition South America segment. Prior to March 31, 2021, the North America micronutrient product business was included as part of the Company’s Plant Nutrition North America segment, which was renamed the Plant Nutrition segment as of March 31, 2021. As of September 30, 2022, the Company has two reportable segments, Salt and Plant Nutrition, as discussed further in Note 14.
The Company concluded that the Specialty Businesses met the criteria for classification as held for sale upon receiving approval from its Board of Directors to sell the Specialty Businesses in the first quarter of 2021. In addition, the Company believed there was a single disposal plan representing a strategic shift that would have a material effect on its operations and financial results. Consequently, the Specialty Businesses qualified for presentation as assets and liabilities held for sale and discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). Accordingly, current and noncurrent assets and liabilities of the Specialty Businesses are presented in the Consolidated Balance Sheets as assets and liabilities held for sale as of September 30, 2021, and their results of operations are presented as discontinued operations in the Consolidated Statements of Operations for each period presented in this report. Interest expense attributed to discontinued operations represents interest expense for third-party loans in Brazil to the Company’s South America chemicals and specialty plant nutrition businesses, which were fully repaid from proceeds received from the Company’s sale of its South America specialty plant nutrition businesses.
As described further in Note 3, on May 4, 2021, July 1, 2021, August 20, 2021 and April 20, 2022, the Company completed the sale of a component of its North America micronutrient business, the sale of its South America specialty plant nutrition business, the sale of its investment in Fermavi and the sale of its South America chemicals business, respectively. In the second quarter of 2021, the Company abandoned the remaining inventory of its North America micronutrient product business and has reclassified its remaining product lines of this business as discontinued operations for all periods presented.

90	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

c. Discontinued Operations:
The Company reports its financial results from discontinued operations and continuing operations separately to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs when a component or a group of components of an entity has been disposed of or classified as held for sale and represents a strategic shift that has a major effect on the entity’s operations and financial results. In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Significant components of cash flows related to discontinued operations are disclosed in Note 3. See Note 3 for information on discontinued operations and Note 14 for information on the Company’s reportable segments.

d. Foreign Currency:
Assets and liabilities are translated into U.S. dollars at end of period exchange rates. Sales and expenses are translated using the monthly average rates of exchange during the year. Adjustments resulting from the translation of foreign-currency financial statements into the reporting currency, U.S. dollars, are included in accumulated other comprehensive loss. The Company recorded foreign exchange gain (loss) of $6.7 million, $(17.7) million and $(72.6) million for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively, in accumulated other comprehensive loss related to intercompany notes which, had been deemed to be of long-term investment nature. As discussed in Note 3, the Company completed the disposition of certain foreign entities and assets during fiscal 2021 and fiscal 2022. There are certain monetary assets and liabilities that are currently being held in Brazil that will be remeasured each period with changes in foreign currency exchange rates included in earnings until they are settled or transferred to a U.S. subsidiary. Aggregate exchange gains from transactions denominated in a currency other than the functional currency, which are included in other expense (income) for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, were $(14.9) million, $(0.6) million and $(4.6) million, respectively. These amounts include the effect of translating intercompany notes which were deemed to be temporary in nature.

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

91	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

h. Inventories:
Inventories are stated at the lower of cost or net realizable value. Finished goods and raw material and supply costs are valued using the average cost method on a first-in-first-out basis. Raw materials and supply costs primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, and SOP products readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s production locations are captured as inventory costs. As required by U.S. GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period. Additionally, since the Company’s products are often stored at warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

i. Other Current Assets:
The items included in other current assets as of September 30, 2022 and 2021, consist principally of prepaid expenses of $44.3 million and $45.4 million, respectively.

j. Property, Plant and Equipment:
Property, plant and equipment is stated at cost and includes capitalized interest. The costs of replacements or renewals, which improve or extend the life of existing property, are capitalized. Maintenance and repairs are expensed as incurred. Upon retirement or disposition of an asset, any resulting gain or loss is included in the Company’s operating results.
Property, plant and equipment also includes mineral interests. The mineral interests for the Company’s Winsford U.K. mine are owned. The Company leases probable mineral reserves at its Cote Blanche and Goderich mines, its Ogden facility and several of its other North American facilities. These leases have varying terms, and many provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of sales. The Company’s rights to extract minerals are contractually limited by time. The Cote Blanche mine is operated under land and mineral leases, and the mineral lease expires in 2060 with two additional 25-year renewal periods. The Company continues to operate under the Goderich mine mineral reserve lease that expired in 2022, and the Company is in the process of renewing its option until 2043 after demonstrating to the lessor that the mine’s useful life is greater than the lease’s term. The Ogden facility mineral reserve lease renews annually. The Company believes it will be able to continue to extend lease agreements as it has in the past, at commercially reasonable terms, without incurring substantial costs or material modifications to the existing lease terms and conditions, and therefore, management believes that assigned lives are appropriate. The Company’s mineral interests are depleted on a units-of-production basis based upon the latest available mineral study. The weighted average amortization period for the leased probable mineral reserves is 86 years as of September 30, 2022. The Company also owns other mineral properties. The weighted average life for the probable owned mineral reserves is 35 years as of September 30, 2022, based upon management’s current production estimates.
Buildings and structures are depreciated on a straight-line basis over lives generally ranging from 10 to 30 years. Portable buildings generally have shorter lives than permanent structures. Leasehold and building improvements have estimated lives of 5 to 40 years or lower based on the life of the lease to which the improvement relates.
The Company’s fixed assets are amortized on a straight-line basis over their respective lives. The following table summarizes the estimated useful lives of the Company’s different classes of property, plant and equipment:

Years
Land improvements	10 to 25
Buildings and structures	10 to 30
Leasehold and building improvements	5 to 40
Machinery and equipment – vehicles	2 to 10
Machinery and equipment – other mining and production	> 1 to 50
Office furniture and equipment	2 to 10
Mineral interests	20 to 99

92	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company has finance leases which are recorded in property, plant and equipment at the beginning of the lease at the lower of the fair value of the leased property or the present value of the minimum lease payments. Lease payments are recorded as interest expense and a reduction of the lease liability. A finance lease asset is depreciated over the lower of its useful life or the lease term.
The Company has capitalized computer software costs of $4.3 million and $7.9 million as of September 30, 2022 and 2021, respectively, recorded in property, plant and equipment. The capitalized costs are being amortized over five years. The Company recorded $7.6 million, $5.0 million and $5.5 million of amortization expense related to capitalized computer software for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively.
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

k. Leases:
In accordance with U.S. GAAP, lessees are required to recognize on their balance sheet a right-of-use asset which represents a lessee’s right to use the underlying asset, and a lease liability which represents a lessee’s obligation to make lease payments for the right to use the asset. In addition, the guidance requires expanded qualitative and quantitative disclosures. Refer to Note 5 for additional details.

l. Goodwill and Intangible Assets:
The Company amortizes its intangible assets deemed to have finite lives on a straight-line basis over their estimated useful lives which, for the Company, range from 25 to 50 years. The Company reviews goodwill and other indefinite-lived intangible assets annually for impairment. In addition, goodwill and other intangible assets are reviewed when an event or change in circumstances indicates the carrying amounts of such assets may not be recoverable.

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
For certain of the Company's equity method investments, such as investments where the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests, the Company's proportionate share of net earnings is accounted for using the Hypothetical Liquidation at Book Value ("HLBV") methodology available under the equity method of accounting. When applying HLBV, the Company determines the amount that would be received if the investment were to liquidate all of its assets and distribute the resulting cash to the investors based on contractually defined liquidation priorities, assuming the net assets were liquidated at their net book value.
The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

n. Other Noncurrent Assets:
Other noncurrent assets include certain inventories of spare parts, net of reserve, of $35.3 million and $32.4 million at September 30, 2022 and 2021, respectively, which will be utilized with respect to long-lived assets. As of September 30, 2022 and 2021, other noncurrent assets also include net operating lease assets of $58.1 million and $48.6 million, respectively.
The Company sponsors a non-qualified defined contribution plan for certain of its executive officers and key employees as described in Note 11. As of September 30, 2022 and 2021, investments in marketable securities representing amounts deferred by employees, Company contributions and unrealized gains or losses totaling $1.8 million and $2.1 million, respectively, were included in other noncurrent assets in the Consolidated Balance Sheets. The marketable securities are classified as trading securities and accordingly, gains and losses are recorded as a component of other expense, net in the Consolidated Statements of Operations.

93	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

p. Environmental Costs:
Environmental costs, other than those of a capital nature, are accrued at the time the exposure becomes known and costs can be reasonably estimated. Costs are accrued based upon management’s estimates of all direct costs. Amounts reserved for environmental matters were not material at September 30, 2022 or 2021.

q. Equity Compensation Plans:
The Company has equity compensation plans under the oversight of the Company’s Board of Directors, whereby stock options, restricted stock units, performance stock units, deferred stock units and shares of common stock are granted to the Company’s employees and directors. See Note 15 for additional discussion.

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

s. Derivatives:
The Company is exposed to the impact of fluctuations in foreign exchange and interest rates on its borrowings and fluctuations in the purchase price of natural gas and diesel fuel consumed in operations. The Company may hedge portions of these risks through the use of derivative agreements.
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

94	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

t. Concentration of Credit Risk:
The Company sells its salt and magnesium chloride products to various governmental agencies, manufacturers, distributors and retailers primarily in the Midwestern U.S. and throughout Canada and the U.K. The Company’s plant nutrition products are sold across the Western Hemisphere and globally. No single customer or group of affiliated customers accounted for more than 10% of the Company’s sales during the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 or the fiscal year ended December 31, 2020, or more than 10% of receivables at September 30, 2022 or 2021.

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
On April 20, 2022, the Company completed the sale of its South America chemicals business to a subsidiary of Cape Acquisitions LLC. Upon closing of the all-cash sale, the Company received gross proceeds of approximately $51.5 million based on exchange rates at the time of receipt, including a post-closing adjustment and compensation of $6.4 million for cash on hand that transferred to the buyer. The Company also paid fees of $2.4 million related to this sale. The Company recognized an incremental loss from the sale of $23.1 million during the fiscal year ended September 30, 2022, and released $49.5 million from accumulated CTA. The sale included all of the Company’s remaining operations in Brazil, concluding its previously announced plan to exit the South American market.
In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an impairment analysis when its Board of Directors committed to a plan to sell the Specialty Businesses and the Company updated the analysis each quarter until each of the Specialty Businesses were sold.
The Company recorded losses on the sales of its South American specialty plant nutrition business, its investment in Fermavi and its South America chemicals business totaling approximately $323.1 million. These losses were partially offset by a gain of approximately $30.6 million from the sale of a component of the North America micronutrient business in fiscal 2021.
The amount of CTA loss within accumulated other comprehensive loss (“AOCL”) on the Company’s Consolidated Balance Sheets related to the Specialty Businesses was considered in the Company’s determination of the adjustment to fair value less estimated costs to sell. The Company recognized a net loss from its adjustment to fair value less estimated costs to sell of $90.2 million in its earnings (loss) from discontinued operations in its Consolidated Statements of Operations for the nine months ended September 30, 2021. The adjustment to fair value less estimated costs to sell for the nine months ended

95	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

September 30, 2021 included $52.9 million of CTA from the translation of the net assets of the Company’s South America chemicals business from Brazilian reais to U.S. dollars, which had been reported in CTA.
As discussed in Note 1, prior to March 31, 2021, the North America micronutrient product business was reported in the Company’s Plant Nutrition North America segment (which is now known as the Plant Nutrition segment), which aligns with the Plant Nutrition reporting unit for purposes of evaluating goodwill. Based on the Company’s assessment of the estimated relative fair values of the North America micronutrient product business and the remaining business from the former Plant Nutrition reporting unit, the Company performed an allocation of goodwill between the North America micronutrient product business classified as held for sale and the business being retained, which resulted in $6.8 million of goodwill allocated to the North America micronutrient product business as of December 31, 2020. The Company also performed an assessment of the relative fair values of its South America specialty nutrition businesses based upon estimated proceeds and other information available. The Company allocated 84% of the total reporting units to the South America specialty nutrition business (R$951.6 million or $189.7 million at closing in fiscal 2021). An allocation of goodwill related to the former Plant Nutrition South America segment was not required as the entire segment and related goodwill was classified as held for sale in each period.
The information below sets forth selected financial information related to the operating results of the Specialty Businesses classified as discontinued operations. The Specialty Businesses’ revenue and expenses have been reclassified to net earnings (loss) from discontinued operations in prior periods. The Consolidated Balance Sheets present the assets and liabilities that were reclassified from the specified line items to assets and liabilities held for sale and the Consolidated Statements of Operations present the revenue and expenses that were reclassified from the specified line items to discontinued operations.
The following table represents summarized amounts of assets and liabilities held for sale on the Consolidated Balance Sheets (in millions):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$—	$2.9
Receivables, less allowance for doubtful accounts of $0.2 in 2021	—	13.7
Inventories	—	7.7
Property, plant and equipment, net	—	35.6
Goodwill	—	33.3
Loss recognized on held for sale classification	—	(90.2)
Other	—	6.9
Current assets held for sale	$—	$9.9

Current portion of long-term debt	$—	$—
Accounts payable	—	5.9
Accrued expenses and other current liabilities	—	3.7
Current liabilities held for sale	$—	$9.6

96	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Sales	$53.6	$211.2	$368.6
Shipping and handling cost	2.8	10.2	16.3
Product cost	28.4	153.8	255.0
Gross profit	22.4	47.2	97.3
Selling, general and administrative expenses	3.5	27.6	54.9
Operating earnings	18.9	19.6	42.4
Interest expense	0.1	4.4	8.6
(Gain) loss on foreign exchange	(17.5)	(9.9)	4.2
Net loss on sale of business	23.1	209.8	—
Net loss on adjustment to fair value less estimated costs to sell	—	90.2	—
Net gain on sale of business	—	(30.6)	—
Other income, net	(0.6)	(1.5)	(1.8)
Earnings (loss) from discontinued operations before income taxes	13.8	(242.8)	31.4
Income tax expense (benefit)	1.6	(8.6)	10.9
Net earnings (loss) from discontinued operations	$12.2	$(234.2)	$20.5

The significant components included in the Company’s Consolidated Statements of Cash Flows for the discontinued operations are as follows (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Depreciation, depletion and amortization	$—	$4.8	$20.1
Deferred income taxes	0.5	(23.6)	(2.8)
Unrealized foreign exchange (gain) loss	(3.1)	(19.1)	4.3
Loss on impairment of long-lived assets	23.1	300.0	—
Gain on sale of business	—	(30.6)	—
Capital expenditures	(1.6)	(6.1)	(9.6)
Changes in receivables	(4.8)	4.2	(17.9)
Changes in inventories	(2.0)	(26.1)	(9.7)
Changes in other assets	(4.7)	(20.5)	(4.3)
Changes in accounts payable and accrued expenses and other current liabilities	(11.5)	(315.9)	3.9
Proceeds from sale of businesses	61.2	348.6	—
Proceeds from issuance of long-term debt	—	21.8	57.6
Principal payments on long-term debt	—	(12.0)	(62.2)

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

97	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Practical Expedients and Accounting Policy Elections
The Company has elected the following practical expedients and accounting policies: (i) not to adjust the amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a product or service to a customer and when the customer pays for that product or service will be one year or less, (ii) to expense costs to obtain a contract as incurred for costs when the Company expects that the amortization period would have been one year or less, (iii) not to recast revenue for customer contracts that begin and end in the same fiscal period, and (iv) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the customer contract.
See Note 14 for disaggregation of sales by segment, type and geographical region.

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

98	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheet Location	September 30, 2022	September 30, 2021
Assets
Operating lease assets	Other noncurrent assets	$58.1	$48.6
Finance lease assets	Property, plant and equipment, net	3.3	5.5
Total lease assets		$61.4	$54.1
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$16.0	$14.0
Finance	Accrued expenses and other current liabilities	1.1	1.2
Noncurrent liabilities:
Operating	Other noncurrent liabilities	44.4	37.1
Finance	Other noncurrent liabilities	2.1	4.3
Total lease liabilities		$63.6	$56.6
The Company’s components of lease cost are as follows (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Finance lease cost:
Amortization of lease assets	$1.2	$0.9	$1.3
Interest on lease liabilities	0.1	0.1	0.1
Operating lease cost	18.0	13.2	16.7
Variable lease cost(a)	7.6	14.0	9.5
Total lease cost	$26.9	$28.2	$27.6
(a)Short-term leases are immaterial and included in variable lease cost.

99	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Maturities of lease liabilities are as follows (in millions):

Years Ending September 30:	Operating Leases	Finance Leases	Total
2023	$18.0	$1.2	$19.2
2024	14.0	0.7	14.7
2025	8.8	0.1	8.9
2026	7.9	0.1	8.0
2027	6.3	0.1	6.4
After 2027	12.5	3.0	15.5
Total lease payments	67.5	5.2	72.7
Less: Interest	(7.1)	(2.0)	(9.1)
Present value of lease liabilities	$60.4	$3.2	$63.6

Supplemental lease term and discount rate information related to leases is as follows:

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.5	5.7	7.1
Finance leases	20.7	16.7	5.3
Weighted-average discount rate
Operating leases	4.0%	3.6%	3.7%
Finance leases	3.2%	3.1%	3.5%

Supplemental cash flow information related to leases is as follows (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18.2	$12.9	$14.8
Operating cash flows from finance leases	0.1	0.1	0.1
Financing cash flows from finance leases	1.3	1.0	1.6
Leased assets obtained in exchange for new operating lease liabilities	26.4	5.7	16.5
Leased assets obtained in exchange for new finance lease liabilities	—	2.2	1.8

6.    INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2022	September 30, 2021
Finished goods	$251.6	$272.6
Raw materials and supplies	52.8	49.1
Total inventories	$304.4	$321.7

100	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

7.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in millions):

	September 30, 2022	September 30, 2021
Land, buildings and structures and leasehold improvements	$534.8	$539.3
Machinery and equipment	1,026.3	1,062.9
Office furniture and equipment	56.8	55.7
Mineral interests	167.1	172.5
Construction in progress	64.3	44.8
	1,849.3	1,875.2
Less accumulated depreciation and depletion	(1,072.7)	(1,044.7)
Property, plant and equipment, net	$776.6	$830.5

The cost of leased property, plant and equipment under finance leases included above was $6.7 million and $7.9 million with accumulated depreciation of $3.4 million and $2.5 million as of September 30, 2022 and 2021, respectively.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The asset value and accumulated amortization for the finite-lived intangibles assets are as follows (in millions):

	Supply Agreement	SOP Production Rights	Lease Rights	Total
September 30, 2022
Gross intangible asset	$26.4	$24.3	$1.6	$52.3
Accumulated amortization	(6.2)	(18.3)	(0.7)	(25.2)
Net intangible assets	$20.2	$6.0	$0.9	$27.1

	Supply Agreement	SOP Production Rights	Lease Rights	Total
September 30, 2021
Gross intangible asset	$28.6	$24.3	$1.8	$54.7
Accumulated amortization	(6.2)	(17.3)	(0.7)	(24.2)
Net intangible assets	$22.4	$7.0	$1.1	$30.5

The estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Supply agreement	50 years
SOP production rights	25 years
Lease rights	25 years

None of the finite-lived intangible assets have a residual book value. Aggregate amortization expense was $1.6 million, $1.2 and $1.6 million for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively, and is projected to be between $1 million and $2 million per year over the next five years. The weighted average life for the Company’s finite-lived intangibles is 37 years.
In addition, the Company had water rights of $17.8 million and $17.7 million as of September 30, 2022 and 2021, respectively, and trade names of $0.5 million and $0.6 million as of September 30, 2022 and 2021, respectively, which have indefinite lives.
The Company has goodwill of $56.4 million and $57.8 million as of September 30, 2022 and 2021, respectively, in its Consolidated Balance Sheets. The Company has recorded goodwill of $50.9 million and $51.8 million as of September 30, 2022 and 2021, respectively, in its Plant Nutrition segment. The remaining amounts in both periods were immaterial and

101	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

recorded in its corporate and other and Salt segment. The change in the balance of goodwill from September 30, 2021, was due to the impact from translating foreign-denominated amounts to U.S. dollars.

9.    EQUITY METHOD INVESTMENTS

On November 2, 2021, the Company announced an investment in Fortress, a next-generation fire retardant business dedicated to developing and producing a portfolio of magnesium chloride-based fire retardant products to help combat wildfires. As of September 30, 2022, the Company has invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Under the HLBV methodology available under the equity method of accounting, the Company reflects its share of the income or loss of Fortress, net of tax, in its results each period on a one quarter reporting lag. The Company recorded its share of Fortress’ net losses of $3.9 million in the fiscal year ended September 30, 2022. Fortress’ losses were immaterial for the nine months ended September 30, 2021.
The carrying value of the Company’s equity investment in Fortress is in excess of its share of Fortress’s net book value by approximately $27 million as of September 30, 2022. The basis difference primarily represents incremental value attributable to intangible assets and goodwill that has not been recognized in the financial statements of Fortress. The Company has liquidation preference under the terms of Fortress’ LLC agreement. Additionally, the Company has the right to purchase units from other Fortress unit holders and the right of first refusal to purchase all or any portion of any available Fortress units, both subject to certain conditions.
The balance of the Company’s net investment in Fortress of $45.8 million and $3.9 million as of September 30, 2022 and 2021, respectively, is recorded in equity method investments in the Consolidated Balance Sheets. The Company also has other immaterial equity investments of $0.8 million and $1.9 million as of September 30, 2022 and 2021, respectively, for which it has recorded $1.3 million for its share of losses in the fiscal year ended September 30, 2022. Losses were immaterial for the nine months ended September 30 2021.
The following tables provide summarized financial information for the Company’s ownership interest in Fortress accounted for under the equity method compiled from its financial statements, reported on a one-quarter lag (in millions):

September 30, 2022
Current assets	$17.5
Noncurrent assets	3.0
Current liabilities	1.4
Noncurrent liabilities	0.2

Fiscal Year Ended
September 30, 2022
Sales	$0.3
Gross profit	(0.3)
Net loss	(5.9)

10.    INCOME TAXES

The Company files tax returns in the U.S., Canada, the U.K. and Brazil at the federal and local taxing jurisdictional levels. The Company’s U.S. federal tax returns for tax years 2017 forward remain open and subject to examination. Generally, the Company’s state, local and foreign tax returns for years as early as 2002 forward remain open and subject to examination, depending on the jurisdiction.

102	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes the Company’s income tax provision (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Current:
Federal	$8.8	$4.9	$(25.2)
State	(2.0)	0.1	—
Foreign	8.8	15.1	19.6
Total current	15.6	20.1	(5.6)
Deferred:
Federal	17.2	(4.0)	1.4
State	(1.6)	(2.9)	(1.5)
Foreign	3.8	1.0	7.6
Total deferred	19.4	(5.9)	7.5
Total provision for income taxes	$35.0	$14.2	$1.9

The following table summarizes components of earnings before income taxes and shows the tax effects of significant adjustments from the expected income tax expense computed at the federal statutory rate (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
U.S. loss	$(68.0)	$(27.6)	$(6.4)
Foreign income	65.7	62.7	50.9
Earnings before income taxes	$(2.3)	$35.1	$44.5
Computed tax at the U.S. federal statutory rate of 21%	(0.5)	7.4	9.4
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	4.3	6.6	7.3
Percentage depletion in excess of basis	(5.7)	(1.7)	(4.4)
Non-deductible compensation	3.3	1.0	1.7
Other domestic tax reserves, net of reversals	(1.1)	0.5	(9.7)
State income taxes, net of federal income tax benefit	(2.5)	(1.1)	(1.3)
Change in valuation allowance on deferred tax asset	37.5	1.8	2.2
Interest expense recognition differences	(2.8)	(2.8)	(3.5)
GILTI/BEAT	—	2.5	2.5
Tax on repatriated amounts	(0.3)	0.1	—
Securities and Exchange Commission (the “SEC”) Settlement	2.5	—	—
Other expense (income), net	0.3	(0.1)	(2.3)
Provision for income taxes	$35.0	$14.2	$1.9
Effective tax rate	(1,522)%	40%	4%

103	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	September 30, 2022	September 30, 2021
Deferred tax assets:
Excess interest expense	$—	$15.0
Foreign tax credit	—	39.8
Right of use lease liability	—	9.8
Stock-based compensation	—	1.7
State tax credits	—	6.2
Other, net	—	9.4
Total deferred tax assets before valuation allowance	—	81.9
Valuation allowance	—	(43.7)
Total deferred tax assets	—	38.2
Deferred tax liabilities to be netted with deferred tax assets:
Property, plant and equipment	—	14.3
Right of use lease asset	—	9.8
Other, net	—	4.7
Total deferred tax liabilities to be netted with deferred tax assets	—	28.8
Net noncurrent deferred tax assets	$—	$9.4

Deferred tax assets to be netted with deferred tax liabilities:
Net operating loss carryforwards(a)	$23.1	$0.9
Excess interest expense	34.0	—
Foreign tax credit	39.4	—
Stock-based compensation	2.2	—
State capital losses	2.1	—
Right of use lease liability	14.8	2.5
State tax credits	7.0	—
Other, net(a)	16.0	3.6
Total deferred tax assets before valuation allowance	138.6	7.0
Valuation allowance(a)	(111.9)	(0.9)
Total deferred tax assets to be netted with deferred tax liabilities	26.7	6.1
Deferred tax liabilities:
Property, plant and equipment	58.0	52.2
Intangible asset	4.6	5.9
Right of use lease asset	14.8	2.5
Unrealized foreign exchange gain	5.5	1.5
Other, net	7.2	1.6
Total deferred tax liabilities	90.1	63.7
Net deferred tax liabilities	$63.4	$57.6
(a)Included in the balances at September 30, 2022 is $3.3 million of other deferred assets and $3.3 million of valuation allowances related to Plant Nutrition South America, which were included in held for sale at September 30, 2021.

At September 30, 2022 and 2021, the Company had $94.1 million and $3.3 million, respectively, of gross foreign federal net operating loss (“NOL”) carryforwards that have no expiration date and $3.2 million and $0.3 million, respectively, of net

104	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

operating tax-effected state NOL carryforwards which will expire beginning in 2035. At September 30, 2022, the Company also had $2.1 million of tax-effected state capital losses which will expire beginning in 2027. The NOL carryforwards in Brazil and related valuation allowances were removed given the ending of the Company’s operations in Brazil.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. As of September 30, 2022 and 2021, the Company’s valuation allowance was $111.9 million and $44.6 million, respectively. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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
The Company’s uncertain tax positions primarily relate to transactions and deductions involving U.S. and Canadian operations. If favorably resolved, $25.4 million of unrecognized tax benefits would decrease the Company’s effective tax rate. Management believes that it is reasonably possible that unrecognized tax benefits will decrease by approximately $2.4 million in the next twelve months largely as a result of tax returns being closed to future audits. In fiscal 2022, the Company’s income tax expense included a benefit of approximately $1.2 million related to the release of uncertain tax positions due to the expiration of statutes of limitations.
The following table shows a reconciliation of the beginning and ending amount of unrecognized tax benefits (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Unrecognized tax benefits:
Balance at beginning of period	$38.0	$37.9	$46.5
Additions relating to tax positions taken in prior years	—	0.2	1.6
Reductions relating to tax positions taken in prior years	(3.2)	—	(0.1)
Reductions due to expiration of tax years	(1.2)	(0.1)	(10.1)
Balance at end of period	$33.6	$38.0	$37.9

The Company accrues interest and penalties related to its uncertain tax positions within its tax provision. During the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, the Company accrued interest and penalties, net of reversals, of $0.9 million, $2.6 million and $2.0 million, respectively. As of September 30, 2022 and 2021, accrued interest and penalties included in the Consolidated Balance Sheets totaled $25.7 million and $24.8 million, respectively.
The Company has historically considered the undistributed earnings of its foreign subsidiaries to be permanently reinvested. In December 2017, however, U.S. tax reform legislation was enacted, which included a one-time mandatory tax on previously deferred foreign earnings. As such, in fiscal 2018, the Company revised its permanently reinvested assertion and now expects to repatriate approximately $150 million of unremitted foreign earnings on which $4.6 million of income tax expense has been recorded for foreign withholding tax and state income taxes. Additionally, the Company changed its permanently reinvested assertion and repatriated $42.5 million of unremitted foreign earnings from its U.K. operations in September 2021 on which $0.1 million of income tax expense was recorded during fiscal 2021. In fiscal 2022, the Company changed its permanently reinvested assertion and now expects to repatriate an additional approximately $10.0 million of unremitted foreign earnings on which $0.1 million of income tax benefit was recorded during fiscal 2022. The Company intends to continue its permanently reinvested assertion on the remaining undistributed earnings of its foreign subsidiaries indefinitely. As of September 30, 2022, the Company has approximately $147.5 million of outside basis differences on which no deferred taxes have been recorded as the determination of the unrecognized deferred taxes is not practicable.
Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2017. The reassessments are a result of ongoing audits and total approximately $165.2 million, including interest, through September 30, 2022. The Company disputes these reassessments and plans to continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that

105	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $124.9 million performance bond and has paid $36.2 million (most of which is recorded in other assets in the Consolidated Balance Sheets at September 30, 2022), which is necessary to proceed with future appeals or litigation.
The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.
The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters and the impact could be material if they are not resolved in the Company’s favor. As of September 30, 2022, the Company believes it has adequately reserved for these reassessments.
Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions.

11.    PENSION PLANS AND OTHER BENEFITS

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

Asset Category	September 30, 2022	September 30, 2021
Cash and cash equivalents	13%	1%
Blended funds	37%	49%
Bond funds	50%	50%
Total	100%	100%

The fair value of the Company’s U.K. pension plan assets by asset category (see Note 17 for a discussion regarding fair value measurements) are as follows (in millions):

	September 30, 2022	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$5.8	$5.8	$—	$—
Blended funds(b)	15.6	—	15.6	—
Bond funds(c):
Treasuries	21.3	—	21.3	—
Total Pension Assets	$42.7	$5.8	$36.9	$—

106	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	September 30, 2021	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$1.0	$1.0	$—	$—
Blended funds(b)	34.0	—	34.0	—
Bond funds(c):
Treasuries	34.4	—	34.4	—
Total Pension Assets	$69.4	$1.0	$68.4	$—
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
(c)This category includes investments in investment-grade fixed-income instruments and funds linked to U.K. treasury notes. The funds are valued using the bid amounts for each fund. All of the Company’s bond fund pension assets are invested in U.K.-linked treasuries as of September 30, 2022 and 2021.

As of September 30, 2022 and 2021, amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $2.7 million (including $3.4 million of accumulated loss less prior service cost of $0.7 million) and $5.5 million (including $6.4 million of accumulated loss less prior service cost of $0.9 million), respectively. During the fiscal year ended September 30, 2022, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net gains of $1.6 million, amortization of loss of $0.4 million, amortization of prior service cost of $(0.1) million and foreign exchange of $1.3 million.
During the nine months ended September 30, 2021, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net gains of $3.0 million, amortization of loss of $0.9 million, amortization of prior service cost of $(0.1) million, the impact of a tax rate change of $(0.6) million and foreign exchange of $0.8 million.
During the fiscal year ended December 31, 2020, the amounts recognized in accumulated other comprehensive loss, net of tax, consisted of actuarial net losses of $(2.9) million, amortization of loss of $0.8 million, amortization of prior service cost of $(0.1) million and foreign exchange of $(0.3) million. The Company expects to recognize approximately $0.2 million ($0.3 million of amortization of loss less $0.1 million of prior service cost) of losses from accumulated other comprehensive loss as a component of net periodic pension cost in fiscal 2023. Total net periodic pension cost in fiscal 2023 is expected to be less than $0.1 million.
The assumptions used in determining pension information for the U.K. pension plan were as follows:

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Discount rate	5.45%	1.90%	1.20%
Expected return on plan assets	5.05%	3.10%	3.10%

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
The Company’s funding policy is to make the minimum annual contributions required by applicable regulations or agreements with the plan administrator. Management expects there will be no contributions during 2023. In addition, the Company may periodically make contributions to the plan based upon the underfunded status of the plan or other transactions, which warrant incremental contributions in the judgment of management.
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

107	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects to pay the following benefit payments (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2023	$2.4
2024	2.5
2025	2.6
2026	2.6
2027	2.7
2028-2032	14.6

The following table sets forth pension obligations and plan assets for the Company’s U.K. pension plan (in millions):

	September 30, 2022	September 30, 2021
Change in benefit obligation:
Benefit obligation at beginning of period	$65.7	$73.3
Interest cost	1.2	0.6
Actuarial loss	(18.9)	(4.6)
Benefits paid	(2.7)	(2.8)
Currency fluctuation adjustment	(8.6)	(0.8)
Benefit obligation at end of period	36.7	65.7
Change in plan assets:
Fair value at beginning of period	69.4	72.1
Actual return	(14.8)	1.0
Company contributions	0.4	—
Currency fluctuation adjustment	(9.6)	(0.9)
Benefits paid	(2.7)	(2.8)
Fair value of plan assets at end of period	42.7	69.4
Overfunded status of the plan	$6.0	$3.7

The Company’s U.K. pension plan was overfunded as of September 30, 2022 and September 30, 2021, and accordingly, $6.0 million and $3.7 million has been recorded as a noncurrent asset, respectively, in the Company’s Consolidated Balance Sheets. The accumulated benefit obligation for the U.K. pension plan was $36.7 million and $65.7 million as of September 30, 2022 and 2021, respectively. The plan assets were in excess of the accumulated benefit obligation as of September 30, 2022 and September 30, 2021. The vested benefit obligation is the actuarial present value of the vested benefits to which the employee is currently entitled but based on the employee’s expected date of retirement. Since all employees are vested, the accumulated benefit obligation and the vested benefit obligation are the same amount.
The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net periodic pension cost (benefit) were as follows (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Interest cost on projected benefit obligation	$1.2	$0.6	$1.2
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.0)	(1.6)	(1.9)
Plan amendment	—	—	0.1
Net amortization	0.5	1.1	1.0
Net periodic pension (benefit) cost	$(0.4)	$—	$0.3

108	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Other Post-Employment Benefits
The Company provides retirement medical, dental and life insurance benefits and post-employment vacation benefits to certain Canadian employees (collectively, the “Canadian Benefits”), which are considered other post-employment benefit obligations.
The assumed discount rate used to determine the benefit obligation for the Canadian Benefits as of September 30, 2022 and September 30, 2021 was 5.10% and 3.00%, respectively. The ultimate trend rate used to determine the benefit obligation for the Canadian Benefits as of September 30, 2022 and September 30, 2021 was 4.00%. The year that the rate reaches the ultimate trend rate is 2040.
The Company expects to pay the following payments for the Canadian Benefits (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2023	$0.5
2024	0.6
2025	0.6
2026	0.5
2027	0.5
2028-2032	3.2

The following table sets forth the Company’s benefit obligation (in millions):

	September 30, 2022	September 30, 2021
Change in benefit obligation:
Benefit obligation at beginning of period	$11.3	$10.6
Service cost	0.3	0.4
Interest cost	0.3	0.6
Benefits paid	(0.2)	(0.4)
Actuarial gain	(2.0)	—
Currency fluctuation adjustment	(0.8)	0.1
Benefit obligation at end of period	$8.9	$11.3

The Company uses the Projected Unit Credit Method in determining its benefit obligation. Under this method, each participant’s benefits are attributed to years of service, taking into account the projection of benefit costs. The components of net periodic cost (benefit) are also shown above.

Other
The Company has defined contribution and pre-tax savings plans (the “Savings Plans”) for certain of its employees. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company matching contributions to the Savings Plans are based on a percentage of employee contributions. Additionally, certain of the Savings Plans have a profit-sharing feature for salaried and non-union hourly employees. The Company contribution to the profit-sharing feature is discretionary and based on the Company’s financial performance and other factors. Expense attributable to the Savings Plans was $9.7 million, $7.1 million and $12.5 million for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively.
The Savings Plans include a non-qualified plan for certain executive officers and other key employees who are limited in their ability to participate in qualified plans due to existing regulations. These employees are allowed to defer a portion of their compensation, upon which they will be entitled to receive Company contributions despite the limitations imposed by current U.S. regulations for qualified plans. The Company’s contributions to the Savings Plans include Company matching contributions based on a percentage of the employee’s deferred salary, discretionary profit sharing contributions and any investment income (loss) that would have been credited to their account had the contributions been made according to employee-designated investment specifications. Although not required to do so, the Company invests amounts equal to the salary deferrals, the corresponding Company matching contribution and discretionary profit sharing amounts according to the employee-designated investment specifications. As of September 30, 2022 and 2021, investments in marketable securities totaling $1.8 million and $2.1 million, respectively, were included in other noncurrent assets with a corresponding deferred

109	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

compensation liability included in other noncurrent liabilities in the Consolidated Balance Sheets. Compensation expense recorded for the non-qualified plan was immaterial for each of the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, including amounts attributable to investment income, and was included in other, net in the Consolidated Statements of Operations.

12.    LONG TERM DEBT

Long-term debt consists of the following (in millions):

	September 30, 2022	September 30, 2021
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	16.9	80.8
Revolving Credit Facility due January 2025	151.5	88.4
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2025	37.5	26.8
	955.9	946.0
Less unamortized debt issuance costs	(8.3)	(10.6)
Total debt	947.6	935.4
Less current portion	—	—
Long-term debt	$947.6	$935.4

Credit Agreement
In November 2019, the Company entered into an agreement to amend and restate its credit agreement (the “2019 Credit Agreement”), which matures in January 2025. The 2019 Credit Agreement provides for senior secured financing consisting of a $400 million term loan facility and a $300 million revolving credit facility. The term loan is repayable in quarterly installments of interest and principal which began in March 2020 with principal payments equal to 2.5% per year during the first two years and 5% per year during the final three years. The Company may elect for the credit facility to bear interest at either an alternate base rate or an adjusted eurocurrency bank deposit rate plus, in each case, an interest rate margin, based upon a defined consolidated leverage ratio. The outstanding term loan can be prepaid at any time without penalty. As of September 30, 2022, the weighted average interest rate was 5.7% on all borrowings outstanding under the 2019 Credit Agreement. The 2019 Credit Agreement, as amended, requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total net leverage ratio. The total net leverage ratio (discussed further below) represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $50.0 million. Investors may refer to the 2019 Credit Agreement for additional details.
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
In November 2022, the Company entered into the third amendment to the 2019 Credit Agreement, principally to affect a transition from the London Inter-Bank Offered Rate to the Secured Overnight Financing Rate pricing benchmark provisions.
In June 2022, the Company entered into an amendment to the 2019 Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the 2019 Credit Agreement) to 5.5x as of the last day of any quarter through fiscal 2022, gradually stepping down to 4.5x for the fiscal quarter ended June 30, 2024. In connection with this amendment, the Company paid fees totaling $0.2 million which were capitalized as deferred financing costs.
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

110	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In the first quarter of 2021, the Company made a $41.7 million required prepayment of its term loan for 2020 Excess Cash Flow (as such term is defined in the 2019 Credit Agreement). This prepayment, along with the prepayment made in the third quarter of 2021 described above, will reduce the future required term loan payments. As such, the Company will not have a scheduled term loan payment until January 2025. As of September 30, 2022, there was $151.5 million outstanding under the revolving credit facility and, after deducting outstanding letters of credit totaling $13.6 million, the Company’s borrowing availability was $134.9 million.
The Company’s 2019 Credit Agreement borrowings are secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada, and capital stock of certain subsidiaries. As of September 30, 2022, the Company was in compliance with each of its covenants under the 2019 Credit Agreement.

Senior Notes
In November 2019, the Company also issued $500 million 6.75% Senior Notes due December 2027 (the “6.75% Notes”), which are subordinate to the 2019 Credit Agreement borrowings. The 6.75% Notes are unsecured obligations and are guaranteed by certain of the Company’s domestic subsidiaries. Interest on the 6.75% Notes is due semi-annually in June and December. The 6.75% Notes are subordinated to all existing and future indebtedness. In connection with the 6.75% Notes, the Company paid $8.2 million of fees, all of which were capitalized as deferred financing costs.
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

Securitization
On June 30, 2020, certain of the Company’s U.S. subsidiaries entered into a three-year committed revolving accounts receivable financing facility (the “AR Facility”) of up to $100.0 million with PNC Bank, National Association (“PNC”), as administrative agent and lender, and PNC Capital Markets, LLC, as structuring agent. On June 27, 2022, certain of the Company’s U.S. subsidiaries entered into an amendment to the AR Facility, extending the facility to June 2025. In connection with this amendment, the Company paid fees totaling $0.2 million which were capitalized as deferred financing costs.
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
The SPE’s sole business consists of the purchase or acceptance through capital contributions of the receivables and the subsequent granting of a security interest in these receivables and related rights to PNC on behalf of the lenders under the AR Facility. The SPE is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Company and the assets of the SPE are not available to pay creditors of the Company or any of its affiliates other than the SPE. The Company accounts for the securitization as a borrowing and the related receivables are included in the accounts receivable balance.

111	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Future maturities of long-term debt are as follows (in millions):

Fiscal Years Ending September 30:	Debt Maturity
2023	$—
2024	250.0
2025	205.9
2026	—
2027	—
Thereafter	500.0
Total	$955.9

13.    COMMITMENTS AND CONTINGENCIES

Contingent Obligations:
As previously disclosed, the Company was the subject of an investigation by the Division of Enforcement of the SEC regarding the Company’s disclosures primarily concerning the operation of the Goderich mine, the former South American businesses, and related accounting and internal control matters including Salt interim inventory valuation methodology issues that were disclosed in the Company’s Form 10-K/A for the year ended December 31, 2020, and Form 10-Q/A for the quarter ended March 31, 2021, each filed with the SEC on September 3, 2021.
On September 23, 2022, the Company reached a settlement with the SEC, concluding and resolving the SEC investigation in its entirety. Under the terms of the settlement, the Company, without admitting or denying the findings in the administrative order issued by the SEC, agreed to pay a civil penalty of $12 million and to cease and desist from violations of specified provisions of the federal securities laws and rules promulgated thereunder, and to retain an independent compliance consultant for a period of approximately one year to review certain accounting practices and procedures. As set forth in the administrative order, the $12 million civil penalty is to be paid in installments: $2 million, which was paid on September 29, 2022, and $10 million to be paid no later than September 30, 2023. The Company previously recorded an accrual for the full amount of the penalty in the third quarter of fiscal 2022, which was reflected in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.
The Company is also involved in legal and administrative proceedings and claims of various types from the ordinary course of the Company’s business.
Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceeding and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position, except as otherwise described in Note 10 and this Note 13.
Nearly 50% of the Company’s workforce is represented by collective bargaining agreements. Of the Company’s 12 collective bargaining agreements in effect on September 30, 2022, six will expire in fiscal 2023, one will expire in fiscal 2024, three will expire in fiscal 2025 (including for our Cote Blanche mine), and one will expire in each of fiscal 2026 (for our Goderich mine) and 2027.

Commitments:
Royalties: The Company has various private, state and Canadian provincial leases associated with the salt and SOP businesses, most of which are renewable by the Company. Many of these leases provide for a royalty payment to the lessor based on a specific amount per ton of mineral extracted or as a percentage of revenue. Royalty expense related to these leases was $20.0 million, $13.6 million and $16.3 million for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively.

Performance Bonds: The Company has various salt and other deicing product sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of non-performance. For the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, the Company has had no material penalties related to these sales contracts. At September 30, 2022, the Company had $195.0 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments.

Purchase Commitments: In connection with the operations of the Company’s facilities, the Company purchases utilities, other raw materials and services from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally based on prevailing market prices. The Company has minimum throughput contracts with

112	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

some of its depots and warehouses. The purchase commitments for these contracts are estimated to be $10.5 million for 2023, $6.3 million in 2024, $5.0 million in 2025, $4.3 million in 2026, $4.0 million in 2027 and $10.6 million thereafter.

14.    OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. In connection with the executed business disposals discussed in Note 1 and Note 3, the Company identified two reportable segments as of March 31, 2021. The Specialty Businesses that comprised the Company’s former Plant Nutrition South America reportable segment and the North America micronutrient product business previously reported within the former Plant Nutrition North America reportable segment were classified as discontinued operations for all periods presented in its Consolidated Financial Statements in this Annual Report on Form 10-K. As part of the Company’s strategic shift, the Company renamed the former Plant Nutrition North America segment as the Plant Nutrition segment as of March 31, 2021.
For all periods presented in this report, the Company has two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting primarily of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softeners and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on the operating earnings of the respective segments.
Segment information is as follows (in millions):

Fiscal Year Ended September 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$1,010.3	$222.3	$11.5	$1,244.1
Intersegment sales	—	6.4	(6.4)	—
Shipping and handling cost	353.3	26.2	—	379.5
Operating earnings (loss)(b)	116.2	37.1	(110.4)	42.9
Depreciation, depletion and amortization	67.0	35.6	11.1	113.7
Total assets	1,020.6	475.1	147.8	1,643.5
Capital expenditures	63.7	25.7	5.7	95.1

Nine Months Ended September 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$671.1	$156.8	$8.7	$836.6
Intersegment sales	—	4.5	(4.5)	—
Shipping and handling cost	198.8	21.3	—	220.1
Operating earnings (loss)(b)	133.2	5.8	(60.0)	79.0
Depreciation, depletion and amortization	53.3	26.8	9.7	89.8
Total assets	1,040.2	458.9	121.9	1,621.0
Capital expenditures	42.0	18.3	5.4	65.7

Fiscal Year Ended December 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$779.4	$215.4	$10.1	$1,004.9
Intersegment sales	—	5.4	(5.4)	—
Shipping and handling cost	217.8	32.5	—	250.3
Operating earnings (loss)	161.0	15.3	(73.3)	103.0
Depreciation, depletion and amortization	66.6	37.7	13.5	117.8
Total assets	1,020.8	496.5	133.6	1,650.9
Capital expenditures	56.8	12.5	6.0	75.3

113	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Disaggregated revenue by product type is as follows (in millions):

Fiscal Year Ended September 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$640.2	$—	$—	$640.2
Consumer & Industrial Salt	370.1	—	—	370.1
SOP	—	228.7	—	228.7
Eliminations & Other	—	(6.4)	11.5	5.1
Sales to external customers	$1,010.3	$222.3	$11.5	$1,244.1

Nine Months Ended September 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$440.2	$—	$—	$440.2
Consumer & Industrial Salt	230.9	—	—	230.9
SOP	—	161.3	—	161.3
Eliminations & Other	—	(4.5)	8.7	4.2
Sales to external customers	$671.1	$156.8	$8.7	$836.6

Fiscal Year Ended December 31, 2020	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$473.8	$—	$—	$473.8
Consumer & Industrial Salt	305.6	—	—	305.6
SOP	—	220.8	—	220.8
Eliminations & Other	—	(5.4)	10.1	4.7
Sales to external customers	$779.4	$215.4	$10.1	$1,004.9
(a)Corporate and Other includes corporate entities, records management operations, equity method investments, lithium development costs and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead including costs for general corporate governance and oversight, as well as costs for the human resources, information technology and finance functions.
(b)Corporate operating results for the fiscal year ended September 30, 2022 include executive transition costs of $3.8 million and net costs related to the SEC settlement of $17.1 million. Corporate operating results for the nine months ended September 30, 2021 also include costs related to the recently completed SEC investigation of $3.4 million. Refer to Note 13 for more information regarding the SEC investigation and settlement.

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
Sales	September 30, 2022	September 30, 2021	December 31, 2020
United States(a)	$894.9	$634.3	$747.8
Canada	278.0	141.3	207.2
United Kingdom	57.7	57.5	41.6
Other	13.5	3.5	8.3
Total sales	$1,244.1	$836.6	$1,004.9

(a)United States sales exclude product sold to foreign customers at U.S. ports.

114	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area (in millions):

Long-Lived Assets	September 30, 2022	September 30, 2021	December 31, 2020
United States	$612.0	$570.7	$524.9
Canada	394.8	441.9	493.9
United Kingdom	58.1	70.9	73.9
Other	8.8	10.3	6.5
Total long-lived assets	$1,073.7	$1,093.8	$1,099.2

15.    STOCKHOLDERS’ EQUITY AND EQUITY INSTRUMENTS

The Company paid dividends of $0.60 per share in fiscal 2022 and currently intends to continue paying quarterly cash dividends, and its Board of Directors declared a quarterly dividend of $0.15 per share payable December 20, 2022. See Note 21 for more information. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, capital allocation strategy, restrictions in its debt agreements (see Note 12) and other factors the Company’s Board of Directors deems relevant.

Non-Employee Director Compensation
Non-employee directors may defer all or a portion of the fees payable for their service into deferred stock units, equivalent to the value of the Company’s common stock. Beginning in May 2020, the annual fees related to the director’s equity compensation were granted in deferred stock units or restricted stock units and vest at the next annual meeting. Additionally, as dividends are declared on the Company’s common stock, these deferred stock units are entitled to accrete dividends in the form of additional units based on the stock price on the dividend payment date. Accumulated deferred stock units are distributed in the form of Company common stock at a future specified date or following resignation from the Board of Directors, based upon the director’s annual election. During the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, members of the Board of Directors were credited with 12,643, 15,136 and 42,313 deferred stock units, respectively. During the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, the directors were granted 11,933, 4,917 and 3,750 restricted stock units, respectively. During the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, 41,225, 19,828 and 8,525 shares of common stock, respectively, were issued from treasury shares for director compensation.

Preferred stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, of which no shares are currently issued or outstanding. Of those, 200,000 shares of preferred stock were designated as series A junior participating preferred stock in connection with the Company’s now expired rights agreement.

Equity Compensation Awards
In 2005, the Company adopted the 2005 Incentive Award Plan (as amended, the “2005 Plan”), which authorized the issuance of 3,240,000 shares of Company common stock. In May 2015, the Company’s stockholders approved the 2015 Incentive Award Plan (as amended, the “2015 Plan”), which authorizes the issuance of 3,000,000 shares of Company common stock. Upon the approval of the 2015 Plan, the Company ceased issuing equity awards under the 2005 Plan. In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (the “2020 Plan”), which authorizes the issuance of 2,977,933 shares of Company common stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Plan. In February 2022, the Company’s stockholders approved an amendment to the 2020 Plan, authorizing an additional 750,000 shares of Common stock. The 2005 Plan, 2015 Plan and 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including shares of common stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units.

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

115	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Fair value of options granted	$16.84	$13.46	$10.91
Expected term (years)	4.8	4.8	4.8
Expected volatility	37.9%	36.1%	29.3%
Dividend yield	3.9%	3.7%	3.5%
Risk-free interest rates	1.1%	0.4%	1.6%

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

PSUs
Substantially all of the PSUs outstanding under the 2015 Plan and 2020 Plan are either total stockholder return PSUs (the “TSR PSUs”) or adjusted earnings before interest, taxes, depreciation and amortization growth PSUs (“EBITDA Growth PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total stockholder return to the total stockholder return for each company comprising the Company’s peer group or a total return percentage target over a two or three-year performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to EBITDA Growth PSUs is calculated based on the attainment of adjusted EBITDA growth during the performance period and may range from 0% to 300%. Holders of PSUs do not have voting rights but are entitled to receive non-forfeitable dividends or other distributions equal to those declared on the Company’s common stock for PSUs that are earned, which are paid when the shares underlying the PSUs are issued.
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

116	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2019	887,867	$64.21	217,413	$52.07	179,397	$61.43
Granted	94,945	58.91	95,276	58.24	107,072	74.73
Exercised(a)	(4,454)	57.02	—	—	—	—
Released from restriction(a)	—	—	(76,570)	50.03	(11,575)	78.87
Cancelled/Expired	(109,586)	69.00	(28,137)	51.85	(33,100)	68.18
Outstanding at December 31, 2020	868,772	$63.06	207,982	$55.68	241,794	$65.57
Granted	120,602	63.14	95,287	63.52	96,002	63.14
Exercised(a)	(23,731)	59.81	—	—	—	—
Released from restriction(a)	—	—	(51,772)	53.37	(16,496)	69.71
Cancelled/Expired	(136,937)	72.79	(27,998)	60.13	(41,393)	62.77
Outstanding at September 30, 2021	828,706	$61.56	223,499	$59.00	279,907	$64.90
Granted	73,290	73.77	103,363	66.36	178,052	73.86
Exercised(a)	(3,861)	67.76	—	—	—	—
Released from restriction(a)	—	—	(85,849)	56.88	(28,666)	55.98
Cancelled/Expired	(123,555)	74.15	(32,278)	62.23	(97,934)	61.44
Outstanding at September 30, 2022	774,580	$60.68	208,735	$63.02	331,359	$71.51
(a)Common stock issued for exercised options, vested RSUs and vested and earned PSUs were issued from treasury shares.

As of September 30, 2021, there were 828,706 options outstanding of which 551,682 were exercisable. The following table summarizes information about options outstanding and exercisable at September 30, 2022.

	Options Outstanding			Options Exercisable
Range of exercise prices	Options outstanding	Weighted-average remaining contractual life (years)	Weighted-average exercise price of options outstanding	Options exercisable	Weighted-average remaining contractual life (years)	Weighted-average exercise price of exercisable options
$53.75 - $54.10	252,245	3.6	$53.75	252,245	3.6	$53.75
$54.11 - $59.21	109,863	3.9	57.03	67,454	3.7	56.72
$59.22 - $61.32	120,426	2.5	59.50	120,426	2.5	59.50
$61.33 - $68.53	165,515	3.3	65.55	106,202	2.2	66.89
$68.54 - $74.49	126,531	3.2	72.39	66,547	0.6	70.53
Totals	774,580	3.3	$60.68	612,874	2.8	$59.31

During the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, the Company recorded compensation expense, inclusive of discontinued operations, of $17.2 million (includes $1.5 million paid in cash), $8.7 million (includes $1.0 million paid in cash) and $9.9 million (includes $0.5 million paid in cash), respectively, related to its stock-based compensation awards that are expected to vest. No amounts have been capitalized. The fair value of options vested was $1.6 million, $1.6 million and $1.4 million in the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively.
As of September 30, 2022, unrecorded compensation cost related to non-vested awards of $11.9 million is expected to be recognized through 2025, with a weighted average period of 1.9 years.

117	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The intrinsic value of stock options exercised relating to the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020 each totaled less than $0.1 million. As of September 30, 2022, there was no intrinsic value of options outstanding; 612,874 options were exercisable with no intrinsic value. The number of shares held in treasury is sufficient to cover all outstanding equity awards as of September 30, 2022.

Accumulated Other Comprehensive Loss
The Company’s comprehensive loss is comprised of net (loss) earnings, net amortization of the change in the unrealized gain (loss) of the pension obligation, the change in the unrealized gain in other postretirement benefits, the change in the unrealized (loss) gain on natural gas and foreign currency cash flow hedges, and CTA. The components of and changes in AOCL are as follows (in millions):

Fiscal Year Ended September 30, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$3.1	$(5.4)	$—	$(108.2)	$(110.5)
Other comprehensive (loss) income before reclassifications(b)	(0.8)	2.4	1.4	(53.6)	(50.6)
Amounts reclassified from AOCL	(3.9)	0.3	(0.1)	49.5	45.8
Net current period other comprehensive (loss) income	(4.7)	2.7	1.3	(4.1)	(4.8)
Ending balance	$(1.6)	$(2.7)	$1.3	$(112.3)	$(115.3)

Nine Months Ended September 30, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$0.2	$(9.4)	$(294.6)	$(303.8)
Other comprehensive income before reclassifications(b)	5.4	3.1	44.4	52.9
Amounts reclassified from AOCL	(2.5)	0.9	142.0	140.4
Net current period other comprehensive income	2.9	4.0	186.4	193.3
Ending balance	$3.1	$(5.4)	$(108.2)	$(110.5)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the table are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange gain (loss) of $6.7 million and $(17.7) million in the fiscal year ended September 30, 2022 and the nine months ended September 30, 2021, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

118	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Amount Reclassified from AOCL		Line Item Impacted in the Consolidated Statement of Operations
	Fiscal Year Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Gains (losses) on cash flow hedges:
Natural gas instruments	$(5.3)	$(1.1)	Product cost
Foreign currency contracts	—	(2.5)	Interest expense
Income tax expense	1.4	1.1
Reclassifications, net of income taxes	(3.9)	(2.5)
Amortization of defined benefit pension:
Amortization of loss	$0.4	$1.0	Product cost
Income tax benefit	(0.1)	(0.1)
Reclassifications, net of income taxes	0.3	0.9
Amortization of other post-employment benefits
Amortization of loss	$(0.1)	$—	Product cost
Income tax benefit	—	—
Reclassifications, net of income taxes	(0.1)	—
Reclassifications, CTA due to sale of foreign entity	49.5	142.0
Total reclassifications, net of income taxes	$45.8	$140.4

16.    DERIVATIVE FINANCIAL INSTRUMENTS

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of September 30, 2022 and 2021 were not material.
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

119	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Natural Gas Derivative Instruments
Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of September 30, 2022, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2024. As of September 30, 2022 and 2021, the Company had agreements in place to hedge forecasted natural gas purchases of 3.8 million and 2.1 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of September 30, 2022 and 2021, qualified and were designated as cash flow hedges. As of September 30, 2022, the Company expects to reclassify from AOCL to earnings during the next twelve months $0.6 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 17 for the estimated fair value of the Company’s natural gas derivative instruments as of September 30, 2022 and 2021.

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
The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	September 30, 2022	Consolidated Balance Sheet Location	September 30, 2022
Commodity contracts	Other current assets	$2.7	Accrued expenses and other current liabilities	$3.3
Commodity contracts	Other assets	0.2	Other noncurrent liabilities	0.7
Total derivatives designated as hedging instruments(a)		$2.9		$4.0
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $2.9 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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

120	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following tables present activity related to other comprehensive loss before taxes (in millions):

		Fiscal Year Ended September 30, 2022
Derivatives in Cash Flow Hedging Relationships	Location of Change Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount Recognized in OCI on Derivative (Effective Portion)	Amount Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$0.1	$5.3
Total		$0.1	$5.3

		Nine Months Ended September 30, 2021
Derivatives in Cash Flow Hedging Relationships	Location of Change Reclassified from Accumulated OCI Into Income Effective Portion)	Amount Recognized in OCI on Derivative (Effective Portion)	Amount Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(5.1)	$1.1
Total		$(5.1)	$1.1

17.    FAIR VALUE MEASUREMENTS

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
The Company holds marketable securities associated with its Savings Plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 16). The fair value of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.
The estimated fair values for each type of instrument are presented below (in millions).

	September 30, 2022	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Total Assets	$1.8	$1.8	$—	$—
Liability Class:
Derivatives – natural gas instruments, net	$(1.1)	$—	$(1.1)	$—
Liabilities related to non-qualified savings plan	(1.8)	(1.8)	—	—
Total Liabilities	$(2.9)	$(1.8)	$(1.1)	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 5% in the common stock of small to mid-cap U.S. companies, 10% in the common stock of international companies, 15% in bond funds, 5% in short-term investments and 35% in blended funds.

121	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	September 30, 2021	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.1	$2.1	$—	$—
Derivatives – natural gas instruments, net	4.2	—	4.2	—
Total Assets	$6.3	$2.1	$4.2	$—
Liability Class:
Liabilities related to non-qualified savings plan	$(2.1)	$(2.1)	$—	$—
Total Liabilities	$(2.1)	$(2.1)	$—	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 10% in the common stock of small to mid-cap U.S. companies, 10% in the common stock of international companies, 15% in bond funds, 5% in short-term investments and 30% in blended funds.

Cash and cash equivalents, receivables (net of reserve for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $1.8 million and $2.1 million as of September 30, 2022 and 2021, respectively, are stated at fair value based on quoted market prices. As of September 30, 2022 and 2021, the estimated fair value of the Company’s fixed-rate 4.875% Notes, based on available trading information (Level 2), totaled $235.9 million and $260.0 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of September 30, 2022 and 2021, the estimated fair value of the Company’s fixed-rate 6.75% Notes, based on available trading information (Level 2), totaled $468.9 million and $532.9 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at September 30, 2022 and 2021 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $158.5 million and $166.6 million, respectively, compared with the aggregate principal amount at maturity of $168.4 million and $169.2 million, respectively.
Management performed an analysis for its South America chemicals business as of September 30, 2021, which resulted in the recognition of a loss related to an adjustment to fair value less estimated costs to sell the business. The fair value measurements used in this analysis were a combination of Level 2 and Level 3 inputs. Refer to Note 3 for a discussion of fair value as it relates to the Company’s South America chemicals business, which was sold in fiscal 2022.

122	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

18.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

	Fiscal Year Ended	Nine Months Ended	Fiscal Year Ended
	September 30, 2022	September 30, 2021	December 31, 2020
Numerator:
Net (loss) earnings from continuing operations	$(37.3)	$20.9	$42.6
Less: Net earnings allocated to participating securities(a)	(0.3)	(0.9)	(1.1)
Net (loss) earnings from continuing operations available to common stockholders	(37.6)	20.0	41.5
Net earnings (loss) from discontinued operations available to common stockholders	12.2	(234.2)	20.5
Net (loss) earnings available to common stockholders	$(25.4)	$(214.2)	$62.0
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	34,120	34,013	33,928
Weighted average equity awards outstanding	—	50	—
Shares for diluted earnings per share	34,120	34,063	33,928

Basic net (loss) earnings from continuing operations per common share	$(1.10)	$0.59	$1.22
Basic net earnings (loss) from discontinued operations per common share	0.36	(6.89)	0.60
Basic net (loss) earnings per common share	$(0.74)	$(6.30)	$1.83

Diluted net (loss) earnings from continuing operations per common share	$(1.10)	$0.58	$1.22
Diluted net earnings (loss) from discontinued operations per common share	0.36	(6.89)	0.60
Diluted net (loss) earnings per common share	$(0.74)	$(6.30)	$1.82
(a)Participating securities include PSUs and RSUs that receive non-forfeitable dividends. Net earnings were allocated to participating securities of 407,000, 426,000 and 397,000 for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively.
(b)For the calculation of diluted earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted average number of outstanding common shares. In addition, the Company had 1,106,000, 1,062,000 and 1,188,000 weighted options outstanding for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020, respectively, which were anti-dilutive and therefore not included in the diluted earnings per share calculation.

19.    TRANSITION PERIOD COMPARATIVE DATA

As discussed in Note 1, this Annual Report on Form 10-K includes financial information for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020. The Consolidated Statements of Operations and Cash Flows for the twelve months ended September 30, 2022 and 2021 and nine months ended September 30, 2021 and 2020, are summarized below. All data for the twelve months ended September 30, 2021 and the nine months ended September 30, 2020, are derived from the Company’s previously reported consolidated financial statements.

123	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Twelve Months Ended		Nine Months Ended
(in millions, except per share amounts)	September 30, 2022	September 30, 2021	September 30, 2021	September 30, 2020
		(Unaudited)		(Unaudited)
Sales	$1,244.1	$1,145.8	$836.6	$695.7
Shipping and handling cost	379.5	295.8	220.1	174.6
Product cost	667.8	619.8	444.8	359.8
Gross profit	196.8	230.2	171.7	161.3
Selling, general and administrative expenses	153.9	123.1	92.7	86.4
Operating earnings	42.9	107.1	79.0	74.9
Other expense (income):
Interest expense	55.2	59.8	44.3	47.2
(Gain) loss on foreign exchange	(14.9)	5.6	(0.6)	(10.8)
Net loss in equity investees	5.2	0.5	0.5	—
Other (income) expense, net	(0.3)	(0.2)	(0.3)	0.3
(Loss) earnings before income taxes from continuing operations	(2.3)	41.4	35.1	38.2
Income tax expense for continuing operations	35.0	5.8	14.2	10.3
Net (loss) earnings from continuing operations	(37.3)	35.6	20.9	27.9
Net earnings (loss) from discontinued operations	12.2	(220.8)	(234.2)	7.1
Net (loss) earnings	$(25.1)	$(185.2)	$(213.3)	$35.0

Basic net (loss) earnings from continuing operations per common share	$(1.10)	$1.01	$0.59	$0.80
Basic net earnings (loss) from discontinued operations per common share	0.36	(6.49)	(6.89)	0.21
Basic net (loss) earnings per common share	$(0.74)	$(5.48)	$(6.30)	$1.01

Diluted net (loss) earnings from continuing operations per common share	$(1.10)	$1.00	$0.58	$0.79
Diluted net earnings (loss) from discontinued operations per common share	0.36	(6.49)	(6.89)	0.21
Diluted net (loss) earnings per common share	$(0.74)	$(5.48)	$(6.30)	$1.00

Weighted-average common shares outstanding (in thousands):
Basic	34,120	33,999	34,013	33,918
Diluted	34,120	34,042	34,063	33,918

124	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Twelve Months Ended		Nine Months Ended
(in millions)	September 30, 2022	September 30, 2021	September 30, 2021	September 30, 2020
		(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(25.1)	$(185.2)	$(213.3)	$35.0
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	113.7	128.9	94.6	103.6
Amortization of deferred financing costs	2.9	3.2	2.4	2.4
Refinancing of long-term debt	—	—	—	0.1
Stock-based compensation	15.7	9.9	7.7	7.2
Deferred income taxes	19.9	(29.0)	(29.5)	4.7
Unrealized foreign exchange gain	(29.1)	(12.3)	(17.9)	(8.4)
Loss on impairment of long-lived assets	23.1	300.0	300.0	—
Net loss (gain) in equity investees	5.2	(1.6)	(0.6)	(0.4)
Loss (gain) on disposition of assets	3.7	(26.3)	(27.3)	—
Other, net	(0.1)	—	(0.1)	5.7
Changes in operating assets and liabilities, net of sale of businesses:
Receivables	(55.0)	(17.4)	74.1	111.0
Inventories	6.3	(21.7)	(52.3)	(107.6)
Other assets	(14.2)	(3.1)	(14.7)	11.0
Accounts payable and accrued expenses and other current liabilities	55.1	23.7	49.2	21.8
Other liabilities	(1.6)	(19.7)	(9.6)	2.4
Net cash provided by operating activities	120.5	149.4	162.7	188.5
Cash flows from investing activities:
Capital expenditures	(96.7)	(93.8)	(71.8)	(62.9)
Proceeds from sale of businesses	61.2	348.6	348.6	—
Investments in equity method investees	(46.3)	(5.0)	(4.2)	(1.3)
Other, net	1.8	3.4	3.6	(1.0)
Net cash (used in) provided by investing activities	(80.0)	253.2	276.2	(65.2)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	466.2	505.1	349.4	144.3
Principal payments on revolving credit facility borrowings	(403.1)	(516.9)	(391.3)	(204.1)
Proceeds from issuance of long-term debt	55.9	120.6	70.9	66.1
Principal payments on long-term debt	(109.1)	(427.3)	(394.8)	(46.7)
Dividends paid	(20.8)	(98.0)	(73.1)	(74.2)
Deferred financing costs	(0.4)	(0.1)	(0.1)	(1.1)
Proceeds from stock option exercised	0.3	1.6	1.4	—
Shares withheld to satisfy employee tax obligations	(2.0)	(1.3)	(1.2)	(1.2)
Other, net	(1.3)	(1.2)	(0.8)	(1.4)
Net cash used in financing activities	(14.3)	(417.5)	(439.6)	(118.3)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	1.8	0.7	(5.6)
Net change in cash and cash equivalents	25.1	(13.1)	—	(0.6)
Cash and cash equivalents, beginning of the year	21.0	34.1	21.0	34.7
Cash and cash equivalents, end of period	46.1	21.0	21.0	34.1
Less: cash and cash equivalents included in current assets held for sale	—	(2.9)	(2.9)	(25.3)
Cash and cash equivalents of continuing operations, end of period	$46.1	$18.1	$18.1	$8.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$52.9	$60.4	$38.6	$43.3
Income taxes paid, net of refunds	$17.3	$50.0	$41.8	$(18.5)

125	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

20.    QUARTERLY RESULTS

In the first quarter of fiscal 2021, the Company concluded that certain of its assets met the criteria for classification as held for sale and discontinued operations. See Note 1 to the Consolidated Financial Statements for more information. The continuing operations information below reflects the Company’s operations excluding its South America chemicals and specialty plant nutrition businesses, investment in Fermavi and North America micronutrient product business, which have been included as discontinued operations for the periods presented.

Quarter	First	Second	Third
Nine Months Ended September 30, 2021
Sales	$425.5	$199.4	$211.7
Gross profit	108.4	30.2	33.1
Net earnings (loss) from continuing operations(a)	41.9	(16.4)	(4.6)
Net earnings (loss) from continuing operations per share, basic(a)	1.22	(0.49)	(0.14)
Net earnings (loss) from continuing operations per share, diluted(a)	1.21	(0.49)	(0.14)

Net (loss) earnings(a)	(214.4)	57.1	(56.0)
Net (loss) earnings per share, basic(a)	(6.32)	1.64	(1.65)
Net (loss) earnings per share, diluted(a)	(6.32)	1.63	(1.65)
Basic weighted-average shares outstanding (in thousands)	33,974	34,020	34,043
Diluted weighted-average shares outstanding (in thousands)	34,012	34,078	34,099

Quarter	First	Second	Third	Fourth
Fiscal Year Ended December 31, 2020
Sales	$345.9	$175.2	$174.6	$309.2
Gross profit	84.1	39.6	37.6	58.5
Net earnings (loss) from continuing operations(b)	40.0	(7.2)	(4.9)	14.7
Net earnings (loss) from continuing operations per share, basic(b)	1.17	(0.22)	(0.15)	0.42
Net earnings (loss) from continuing operations per share, diluted(b)	1.16	(0.22)	(0.15)	0.42

Net earnings (loss)(b)	34.0	(3.3)	4.3	28.1
Net earnings (loss) per share, basic(b)	0.99	(0.11)	0.12	0.82
Net earnings (loss) per share, diluted(b)	0.99	(0.11)	0.11	0.81
Basic weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,958
Diluted weighted-average shares outstanding (in thousands)	33,892	33,915	33,947	33,977
(a)The Company incurred costs related to the ongoing SEC investigation of $2.8 million and $0.3 million in the first and second quarters of fiscal 2021.
(b)In the fourth quarter of fiscal 2020, the Company released a domestic tax reserve of $11.0 million and incurred costs related to the ongoing SEC investigation of $1.6 million.

126	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

21.    SUBSEQUENT EVENT

Koch Equity Investment
On September 14, 2022, the Company entered into a Stock Purchase Agreement with Koch Minerals & Trading, LLC (“KM&T”), a subsidiary of Koch Industries, Inc. (“KII”), pursuant to which the Company agreed to issue and sell 6,830,700 shares of its common stock at a purchase price of $36.87 for aggregate gross proceeds of approximately $252 million. On October 18, 2022, the Company closed the direct private placement with KM&T, through its affiliate KM&T Investment Holdings, LLC, resulting in their ownership of approximately 17% of the Company’s outstanding common stock. The Company expects to use approximately $200 million of the proceeds from the private placement to advance the first development phase if its sustainable lithium development project at its Ogden site. The Company expects to use the remaining $52 million of proceeds, less transaction expenses, to reduce debt. As part of the Stock Purchase Agreement, KM&T has appointed two members to the Company’s board of directors, effective November 13, 2022. In addition, the companies are currently exploring value creation opportunities by leveraging the expansive capabilities of KII’s many operating subsidiaries. The Company also sells SOP to subsidiaries of KII in the normal course of business and has recently engaged a subsidiary of KII to provide engineering services for the Company’s lithium development project.

Dividend Declared:
On November 15, 2022, the Board of Directors declared a quarterly cash dividend of $0.15 per share on the Company’s outstanding common stock, consistent with the quarterly cash dividends paid in fiscal 2022. The dividend will be paid on December 20, 2022, to stockholders of record as of the close of business on December 9, 2022.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s President and Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
In connection with the preparation of this Annual Report on Form 10-K, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer as of September 30, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2022, due to the material weaknesses described below. Notwithstanding such material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

127	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).
A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Based on its evaluation, management identified the following deficiencies in the design and operating effectiveness of internal controls associated with the control activities component of the COSO framework that we consider to be material weaknesses, as defined above.

1.During the fourth quarter ended September 30, 2022, the Company identified a material weakness in the design and operating effectiveness of information technology general controls (“ITGCs”) related to certain systems that support the Company’s internal controls over financial reporting. Specifically, the Company did not maintain effective controls over privileged user access to certain systems. Automated and manual business process controls were therefore also deemed ineffective because they could have been adversely impacted by the ineffective ITGCs.
2.During the fourth quarter ended September 30, 2022, the Company identified a material weakness in the design and operating effectiveness of controls related to the sales process. Specifically, the Company did not maintain effective controls over pricing and order entry.
3.During the fourth quarter ended September 30, 2022, a material weakness was identified in the design and operating effectiveness of controls related to the existence of inventory held at certain locations.

The material weaknesses did not result in any identified misstatements to our consolidated financial statements. Further, there were no changes to previously released financial results and no inappropriate activity was identified as a result of the privileged user access deficiency. Ernst & Young LLP, the Company’s independent registered public accounting firm, has audited the Company’s consolidated financial statements as of September 30, 2022 and 2021 and for the years ended September 30, 2022 and December 31, 2020 and the nine-month period ended September 30, 2021. These reports are included in this Annual Report on Form 10-K.

Remediation Efforts and Status of Material Weakness
The Company is in the process of enhancing the design of certain internal controls over the sales and inventory processes and ITGCs related to privileged user access. These enhanced controls will be tested for effectiveness in future periods.

Changes in Internal Control Over Financial Reporting
Other than the matters noted above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The information required by this item will be included under the captions “Proposal 1—Election of Directors,” “Corporate Governance,” and “Board of Directors and Board Committees” in the Company’s proxy statement for its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) and is incorporated herein by reference.

128	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Fiscal 2022 Non-Employee Director Compensation,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Executive Compensation Tables” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the caption “Stock Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference. Information regarding the Company’s equity compensation plans will be included under the caption “Executive Compensation Tables” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND OTHER TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Corporate Governance—Review and Approval of Transactions with Related Persons” and “Board of Directors and Board Committees—Director Independence” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Proposal 5—Ratification of Appointment of Independent Auditors” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page
Management’s Report on Internal Controls Over Financial Reporting	127
Reports of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets as of September 30, 2022 and 2021	85
Consolidated Statements of Operations for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020	86
Consolidated Statements of Comprehensive Loss for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020	87
Consolidated Statements of Stockholders’ Equity for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020	88
Consolidated Statements of Cash Flows for the fiscal year ended September 30, 2022, the nine months ended September 30, 2021 and the fiscal year ended December 31, 2020	89
Notes to Consolidated Financial Statements	90
Schedule II – Valuation Reserves	130

129	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
September 30, 2022, 2021 and December 31, 2020

Description (in millions)	Balance at the Beginning of the Period	Additions Charged to Expense(1)	Deductions(2)	Balance at the End of the Period
Deducted from Receivables — Allowance for Doubtful Accounts
September 30, 2022	$3.0	$3.4	$(3.0)	$3.4
September 30, 2021	3.9	2.3	(3.2)	3.0
December 31, 2020	2.6	5.6	(4.3)	3.9
Deducted from Deferred Income Taxes — Valuation Allowance
September 30, 2022	$44.6	$79.5	$(12.2)	$111.9
September 30, 2021	42.7	1.9	—	44.6
December 31, 2020	39.9	2.8	—	42.7
(1)Includes $14.2 million of valuation allowance related to Plant Nutrition South America that was classified as assets held for sale as of September 30, 2021.
(2)Deduction for purposes for which reserve was created.

130	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

10.4
Stock Purchase Agreement, dated as of September 14, 2022, by and between Compass Minerals International, Inc. and Koch Minerals & Trading LLC (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on September 14, 2022).

131	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
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

10.7
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of November 16, 2022, by and among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, the Lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on November 22, 2022).

10.8
Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.9
First Amendment, dated June 27, 2022, to the Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.10
Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc. (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.11
First Amendment, dated June 27, 2022, to the Purchase and Sale Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc. and Compass Minerals USA Inc. (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

10.12
Performance Guaranty, dated June 30, 2020, made by Compass Minerals International, Inc. in favor of PNC Bank, National Association (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2020).

10.13+
Compass Minerals International, Inc. Directors’ Deferred Compensation Plan, Amended and Restated Effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.26 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.14+
First Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan effective January 1, 2007 (incorporated herein by reference to Exhibit 10.28 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.15+
Second Amendment to the Compass Minerals International, Inc. Directors’ Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.16+
2012 Form of Independent Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.17+
Amendment to 2012 and 2013 Independent Director Deferred Stock Award Agreement for Eric Ford (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.18+
2014 Form of Foreign Director Deferred Stock Award Agreement (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.19+
2015 Form of Independent Director Deferred Award Agreement (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.20+
2015 Form of Independent Foreign Director Deferred Award Agreement (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.21+
2017 Form of Non-Employee Director Award Grant Notice (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.22+
2020 Form of Non-Employee Director Award Grant Notice (DSUs) (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.23+
2020 Form of Non-Employee Director Award Grant Notice (RSUs) (incorporated by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

132	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.24+
Non-Employee Director Compensation Policy, effective January 1, 2017 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on February 2, 2017).

10.25+
Non-Employee Director Compensation Policy, effective Mary 14, 2020 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

10.26+
Summary of Non-Employee Director Compensation, as of January 1, 2019 (incorporated by reference to Exhibit 10.21 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.27+
Summary of Non-Employee Director Compensation, as of January 1, 2021 (incorporated by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2020).

10.28+
Summary of Non-Employee Director Compensation, as of May 18, 2021 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2021).

10.29+
Summary of Non-Employee Director Compensation, as of January 1, 2022 (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q filed for the quarter ended December 31, 2021).

10.30+
Form of Indemnification Agreement for Directors of Compass Minerals International, Inc. (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 26, 2009).

10.31+
Compass Minerals International, Inc. 2005 Incentive Award Plan as approved by stockholders on August 4, 2005 (incorporated herein by reference to Exhibit 10.15 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.32+
First Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.33+
Second Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.34+
Third Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.22 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.35+
Fourth Amendment to the Compass Minerals International, Inc. 2005 Incentive Award Plan (incorporated herein by reference to Exhibit 10.23 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.36+
Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-203922).

10.37+
Amendment No. 1 to the Compass Minerals International, Inc. 2015 Incentive Award Plan (incorporated herein by reference to Exhibit 10.3 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on November 19, 2018).

10.38+
Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 99.1 to Compass Minerals International, Inc.’s Registration Statement on Form S-8, File No. 333-23852, filed on May 14, 2020).

10.39+
First Amendment to the Compass Minerals International, Inc. 2020 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.40+
2015 Form of Non-Qualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.41+
2016 Form of Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.42+	2017 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.43+	2020 Form of Stock Option Grant Notice (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.44+	2020 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.45+	2021 Form of Restricted Stock Unit Grant Notice (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 5, 2021).

133	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.46+
2020 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.7 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 20, 2020).

10.47+
Fiscal 2022 Form of Performance Stock Unit Grant Notice (rTSR) (incorporated by reference to Exhibit 10.42 to Compass Minerals International, Inc.'s Transition Report on Form 10-KT for the .nine months ended September 30, 2021).

10.48+
2021 Form of Performance Stock Unit Grant Notice (EBITDA Growth) (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 5, 2021).

10.49+
2016 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.50+
2017 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.6 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.51+
2019 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated by reference to Exhibit 10.45 to Compass Minerals International, Inc.’s Annual Report on Form 10-K filed for the year ended December 31, 2018).

10.52+
2020 Rules, Policies and Procedures for Equity Awards Granted to Employees (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).

10.53+*	2022 Rules, Policies and Procedures for Equity Awards Granted to Employees.
10.54+
Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.46 to Compass Minerals International, Inc.’s Annual Report on Form 10-K for the annual period ended December 31, 2017).

10.55+
Addendum to Claims Procedure, effective April 1, 2018, to Compass Minerals International, Inc. Restoration Plan, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.56+	2020 Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 10.4 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.57+	2020 Form of Restrictive Covenant Agreement (incorporated by reference to Exhibit 10.5 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).
10.58+
Compass Minerals International, Inc. Executive Severance Plan, effective January 1, 2019 (incorporated herein by reference to Exhibit 10.1 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on December 19, 2018).

10.59+
Amended and Restated Compass Minerals International, Inc. Executive Severance Plan, effective May 15, 2020 (incorporated herein by reference to Exhibit 10.3 to Compass Mineral International, Inc.’s Current Report on Form 8-K filed on May 19, 2020).

10.60+
Employment Agreement, dated April 19, 2019, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on April 23, 2019).

10.61+
Amended and Restated Employment Agreement, dated August 5, 2022, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 8, 2022).

10.62+
Performance Stock Unit Grant Notice (aTSR), dated August 5, 2022, between Compass Minerals International, Inc. and Kevin S. Crutchfield (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 8, 2022).

10.63+
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

10.66+	Good Reason Acknowledgment (incorporated herein by reference to Exhibit 10.3 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

134	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
10.67+
Letter Agreement, effective October 22, 2021, between Compass Minerals International Inc. and Lorin Crenshaw (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on October 27, 2021).

10.68+
Letter Agreement, effective November 26, 2021, between Compass Minerals International Inc. and Lorin Crenshaw (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021).

10.69+
Form of Final Release and Waiver of Claims between Compass Minerals International Inc. and S. Bradley Griffith (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on October 27, 2021).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Joseph Havasi, Qualified Person.
23.3*	Consent of Susan Patton, Qualified Person.
24.1*	Power of Attorney.
31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Lorin Crenshaw, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Officer.
95*	Mine Safety Disclosures.
96.1
Updated Technical Report Summary relating to lithium and LCE mineral resources at the Ogden facility, dated September 14, 2022 (incorporated herein by reference to Exhibit 96.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on September 14, 2022).

96.2*	Technical Report Summary relating to potassium and sulfate of potash, magnesium chloride and salt mineral resources and reserves at the Ogden facility, amended December 14, 2022.
96.3*	Technical Report Summary relating to the Cote Blanche mine, amended December 14, 2022.
96.4*	Technical Report Summary relating to the Goderich mine, amended December 14, 2022.
101**
The following financial statements from the Compass Minerals International, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104**	Cover Page Interactive Data File (contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
+    Management contracts and compensatory plans or arrangements.

ITEM 16.    FORM 10-K SUMMARY

None.

135	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

December 14, 2022	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer

136	2022 FORM 10-K

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 14, 2022.

	Signature	Capacity

	/s/ Kevin S. Crutchfield	President and CEO and Director
	Kevin S. Crutchfield	(Principal Executive Officer)

	/s/ Lorin Crenshaw	Chief Financial Officer
	Lorin Crenshaw	(Principal Financial Officer)

	/s/ Teresa Cook	Chief Accounting Officer
	Teresa Cook, CPA	(Principal Accounting Officer)

	*	Director
Jon A. Chisholm

	*	Director
Richard P. Dealy

	*	Director
Edward C. Dowling, Jr.

	*	Director
Eric Ford

	*	Director
Gareth T. Joyce

	*	Director
Melissa M. Miller

	*	Director
Joseph E. Reece

	*	Director
Shane T. Wagnon

	*	Director
Lori A. Walker

	*	Director
Paul S. Williams

	*	Director
Amy J. Yoder

* By:	/s/ Mary L. Frontczak
Mary L. Frontczak
Attorney-in Fact

137	2022 FORM 10-K