Form 10-Q
period 2022-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2023-02-07
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 3, 2023, was 41,098,585 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	December 31, 2022	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$146.1	$46.1
Receivables, less allowance for doubtful accounts of $3.8 at December 31, 2022 and $3.4 at September 30, 2022	202.2	167.2
Inventories	301.0	304.4
Other	35.4	44.3
Total current assets	684.7	562.0
Property, plant and equipment, net	774.8	776.6
Intangible assets, net	45.3	45.4
Goodwill	56.8	56.4
Equity method investments	45.7	46.6
Other	157.4	156.5
Total assets	$1,764.7	$1,643.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	113.4	114.7
Accrued salaries and wages	15.4	22.2
Income taxes payable	6.6	1.0
Accrued interest	8.5	14.1
Accrued expenses and other current liabilities	74.8	81.1
Total current liabilities	218.7	233.1
Long-term debt, net of current portion	832.1	947.6
Deferred income taxes, net	59.2	63.4
Other noncurrent liabilities	144.9	143.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at December 31, 2022 and 35,367,264 issued shares at September 30, 2022	0.4	0.4
Additional paid-in capital	403.4	152.1
Treasury stock, at cost — 1,174,077 shares at December 31, 2022 and 1,196,300 shares at September 30, 2022	(7.6)	(7.3)
Retained earnings	219.9	226.5
Accumulated other comprehensive loss	(106.3)	(115.3)
Total stockholders’ equity	509.8	256.4
Total liabilities and stockholders’ equity	$1,764.7	$1,643.5
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended December 31,
	2022	2021
Sales	$352.4	$331.5
Shipping and handling cost	107.4	95.7
Product cost	175.0	175.9
Gross profit	70.0	59.9
Selling, general and administrative expenses	42.1	39.5
Operating earnings	27.9	20.4

Other (income) expense:
Interest income	(1.1)	(0.3)
Interest expense	13.9	13.9
Loss (gain) on foreign exchange	2.5	(0.4)
Net loss in equity investee	0.9	0.4
Other expense, net	0.1	0.1
Earnings from continuing operations before income taxes	11.6	6.7
Income tax expense (benefit) from continuing operations	11.9	(1.2)
Net (loss) earnings from continuing operations	(0.3)	7.9
Net loss from discontinued operations	—	(5.5)
Net (loss) earnings	$(0.3)	$2.4

Basic net (loss) earnings from continuing operations per common share	$(0.01)	$0.23
Basic net loss from discontinued operations per common share	—	(0.16)
Basic net (loss) earnings per common share	$(0.01)	$0.07

Diluted net (loss) earnings from continuing operations per common share	$(0.01)	$0.23
Diluted net loss from discontinued operations per common share	—	(0.16)
Diluted net (loss) earnings per common share	$(0.01)	$0.07

Weighted-average common shares outstanding (in thousands):
Basic	39,751	34,060
Diluted	39,751	34,089
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended December 31,
	2022	2021
Net (loss) earnings	$(0.3)	$2.4
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $0.0 for the three months ended December 31, 2022 and 2021	0.1	0.1
Unrealized loss on cash flow hedges, net of tax of $0.4 and $0.7 for the three months ended December 31, 2022 and 2021, respectively	(2.8)	(2.0)
Cumulative translation adjustment	11.7	(3.8)
Comprehensive income (loss)	$8.7	$(3.3)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2022 and 2021
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$226.5	$(115.3)	$256.4
Comprehensive (loss) income	—	—	—	(0.3)	9.0	8.7
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	10.6	—	—	—	10.6
Balance, December 31, 2022	$0.4	$403.4	$(7.6)	$219.9	$(106.3)	$509.8

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$272.4	$(110.5)	$293.1
Comprehensive income (loss)	—	—	—	2.4	(5.7)	(3.3)
Dividends on common stock ($0.15 per share)	—	(0.1)	—	(5.2)	—	(5.3)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	3.3	—	—	—	3.3
Balance, December 31, 2021	$0.4	$139.7	$(5.5)	$269.6	$(116.2)	$288.0
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net (loss) earnings	$(0.3)	$2.4
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	23.9	28.3
Amortization of deferred financing costs	0.7	0.7
Stock-based compensation	10.6	3.3
Deferred income taxes	(5.4)	(1.4)
Unrealized foreign exchange loss	2.0	2.2
Loss on impairment of long-lived assets	—	8.4
Net loss in equity investees	0.9	0.4
Other, net	1.0	0.1
Changes in operating assets and liabilities:
Receivables	(34.0)	(68.8)
Inventories	5.1	12.6
Other assets	10.4	(1.2)
Accounts payable and accrued expenses and other current liabilities	(13.1)	2.7
Other liabilities	0.3	(4.0)
Net cash provided by (used in) operating activities	2.1	(14.3)
Cash flows from investing activities:
Capital expenditures	(19.9)	(14.5)
Investments in equity method investees	—	(28.2)
Other, net	(0.2)	1.5
Net cash used in investing activities	(20.1)	(41.2)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	16.7	162.4
Principal payments on revolving credit facility borrowings	(168.2)	(122.8)
Proceeds from issuance of long-term debt	35.4	32.5
Principal payments on long-term debt	—	(3.3)
Net proceeds from private placement of common stock	240.7	—
Dividends paid	(6.3)	(5.3)
Proceeds from stock options exercised	—	0.2
Shares withheld to satisfy employee tax obligations	(0.3)	—
Other, net	(0.3)	(0.4)
Net cash provided by financing activities	117.7	63.3
Effect of exchange rate changes on cash and cash equivalents	0.3	0.1
Net change in cash and cash equivalents	100.0	7.9
Cash and cash equivalents, beginning of the year	46.1	21.0
Cash and cash equivalents, end of period	146.1	28.9
Less: cash and cash equivalents included in current assets held for sale	—	(8.6)
Cash and cash equivalents of continuing operations, end of period	$146.1	$20.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18.8	$18.6
Income taxes paid, net of refunds	$2.0	$5.5
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading North American producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. Additionally, the Company is pursuing development of a sustainable lithium brine resource to support the North American battery market and is a minority owner of Fortress North America, LLC (“Fortress”), a next-generation fire retardant company. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services to businesses located in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the annual period ended September 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) in its Annual Report on Form 10-K on December 14, 2022. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Part II, Item 8 of its Annual Report on Form 10-K for the annual period ended September 30, 2022. The Company reports its financial results from discontinued operations and continuing operations separately to recognize the financial impact of disposal transactions apart from ongoing operations. Discontinued operations reporting occurs when a component or a group of components of an entity has been disposed or classified as held for sale and represents a strategic shift that has a major effect on the entity’s operations and financial results. In the Company’s Consolidated Statements of Cash Flows, the cash flows from discontinued operations are not separately classified. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 2 for information on discontinued operations and Note 11 for information on the Company’s reportable segments.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Strategic Evaluation and Plan to Sell Businesses

Following an evaluation of the strategic fit of certain of the Company’s businesses and subsequent restructuring of its former South American Plant Nutrition segment to enable separate sales processes for its chemicals and specialty plant nutrition businesses and equity investment in Fermavi Eletroquímica Ltda. (“Fermavi”), in fiscal 2021 the Company’s Board of Directors approved the plan to sell each of these businesses and the North America micronutrient business (the “Specialty Businesses”) with a goal of reducing the Company’s leverage and enabling increased focus on optimizing the Company’s core businesses.

The Company concluded that the sale of the Specialty Businesses represented a strategic shift for the Company that would have a material effect on its operations and financial results. Consequently, the Specialty businesses were reclassified as discontinued operations on the Consolidated Statements of Operations. See Note 2 for further discussion of the sales of these businesses.

Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.

2.    Discontinued Operations:

During fiscal 2021 the Company sold its South America specialty plant nutrition business and equity investment in Fermavi and its North America micronutrient business. In connection with the sale of its South America specialty plant nutrition business the Company received net cash of approximately $318.4 million with an additional earnout payment of up to R$88 million Brazilian reais. On April 7, 2022, the Company received the maximum earnout possible under the terms of the sale, or $18.5 million based on exchange rates at the time of receipt.

Also in fiscal 2021, the Company completed the sale of its North America micronutrient business for approximately $56.7 million and its investment in Fermavi for R$45 million Brazilian reais (including R$30 million Brazilian reais of deferred purchase price). The Company received gross proceeds of approximately $2.9 million and recorded a discounted deferred proceeds receivable of approximately $4.8 million (based on exchange rates at the time of closing). As of December 31, 2022 approximately R$22.5 million Brazilian reais of deferred proceeds remains outstanding.

On April 20, 2022, the Company completed the sale of its South America chemicals business to a subsidiary of Cape Acquisitions LLC. Upon closing of the all-cash sale, the Company received gross proceeds of approximately $51.5 million based on exchange rates at the time of receipt, including a post-closing adjustment and compensation of $6.4 million for cash on hand that transferred to the buyer. The Company also paid fees of $2.4 million related to this sale. The Company recognized a loss recovery of $1.6 million during the three months ended June 30, 2022, an incremental loss from the sale of $23.1 million during the nine months ended June 30, 2022 and released $49.5 million from accumulated currency translation adjustment (“CTA”). The sale included all of the Company’s remaining operations in Brazil, concluding its previously announced plan to exit the South American market.

In measuring the assets and liabilities held for sale at fair value less estimated costs to sell, the Company completed an impairment analysis when its Board of Directors committed to a plan to sell the Specialty Businesses and the Company updated the analysis each quarter until each of the Specialty Businesses were sold.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

Three Months Ended December 31,
2021
Sales	$22.4
Shipping and handling cost	1.2
Product cost	10.9
Gross profit	10.3
Selling, general and administrative expenses	1.6
Operating earnings	8.7
Loss on foreign exchange	3.1
Net loss on adjustment to fair value less estimated costs to sell	8.4
Other income, net	(0.2)
Loss from discontinued operations before income taxes	(2.6)
Income tax expense	2.9
Net loss from discontinued operations	$(5.5)

The significant components included in the Company’s Consolidated Statements of Cash Flows for discontinued operations are as follows (in millions):

Three Months Ended December 31,
2021
Loss on impairment of long-lived assets	$8.4
Capital expenditures	(0.7)

3.    Revenues:

Nature of Products and Services

The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softening, and agricultural and industrial applications. The Company’s Plant Nutrition segment produces and markets SOP in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. In the U.K., the Company operates a records management business utilizing excavated areas of its Winsford salt mine with one other location in London, England.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

See Note 11 for disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	December 31, 2022	September 30, 2022
Finished goods	$242.3	$251.6
Raw materials and supplies	58.7	52.8
Total inventories	$301.0	$304.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	December 31, 2022	September 30, 2022
Land, buildings and structures, and leasehold improvements	$543.0	$534.8
Machinery and equipment	1,058.2	1,026.3
Office furniture and equipment	56.9	56.8
Mineral interests	168.7	167.1
Construction in progress	48.0	64.3
	1,874.8	1,849.3
Less: accumulated depreciation and depletion	(1,100.0)	(1,072.7)
Property, plant and equipment, net	$774.8	$776.6

6.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended December 31,
	2022	2021
Aggregate amortization expense	$0.4	$0.4
Amounts related to the Company’s goodwill are as follows (in millions):

	December 31, 2022	September 30, 2022
Plant Nutrition	$51.0	$50.9
Other	5.8	5.5
Total	$56.8	$56.4
The change in goodwill between September 30, 2022, and December 31, 2022 was due to the impact from translating foreign-denominated amounts to U.S. dollars. As of December 31, 2022, there were no indicators necessitating an interim impairment test of the Company’s reporting units based on the Company’s review of operating performance, among other factors, for the relevant reporting units.

7.    Equity Method Investments:

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

For certain of the Company's equity method investments, such as investments where the capital structure of the equity investment results in different liquidation rights and priorities than what is reflected by the underlying percentage ownership interests, the Company's proportionate share of net earnings is accounted for using the Hypothetical Liquidation at Book Value ("HLBV") methodology available under the equity method of accounting. When applying HLBV, the Company determines the amount that would be received if the investee were to liquidate all of its assets and distribute the resulting cash to the investors based on contractually defined liquidation priorities, assuming the net assets were liquidated at their net book value.

The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
On November 2, 2021, the Company announced an investment in Fortress, a next-generation fire retardant business dedicated to developing and producing a portfolio of magnesium chloride-based fire retardant products to help combat wildfires. As of December 31, 2022, the Company has invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Under the HLBV methodology available under the equity method of accounting, the Company reflects its share of the income or loss of Fortress, net of tax, in its results each period on a one quarter reporting lag. The Company recorded $0.5 million and $0.1 million for its share of Fortress’ net losses in the three months ended December 31, 2022 and 2021, respectively.

The carrying value of the Company’s equity investment in Fortress is in excess of its share of Fortress’s net book value by approximately $27 million as of December 31, 2022. The basis difference primarily represents incremental value attributable to intangible assets and goodwill that has not been recognized in the financial statements of Fortress. The Company has liquidation preference under the terms of Fortress’ LLC agreement. Additionally, the Company has the right to purchase units from other Fortress unit holders and the right of first refusal to purchase all or any portion of any available Fortress units, both subject to certain conditions.

The balance of the Company’s net investment in Fortress of $45.3 million and $45.8 million as of December 31, 2022 and September 30, 2022, respectively is recorded in equity method investments in the Consolidated Balance Sheets. The Company also has other immaterial equity investments of $0.4 million and $0.8 million as of December 31, 2022 and September 30, 2022, respectively, for which it has recorded $0.4 million and $0.3 million for its share of losses in the three months ended December 31, 2022 and 2021, respectively.
8.    Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, base erosion and anti-abuse tax, and for the period ended December 31, 2022, valuation allowances recorded on deferred tax assets. For the period ended December 31, 2021, there were also interest expense recognition differences for book and tax purposes.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the three months ended December 31, 2022, a valuation allowance of $6.1 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of December 31, 2022, and September 30, 2022, the Company had $87.2 million and $94.1 million, respectively of gross foreign federal NOL carryforwards that have no expiration date and $3.2 million at both December 31, 2022 and September 30, 2022 of net operating tax-effected state NOL carryforwards which expire beginning in 2035.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2017. The reassessments are a result of ongoing audits and total $170.2 million, including interest, through December 31, 2022. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $143.4 million performance bond and has paid $36.7 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at December 31, 2022, and September 30, 2022), which is necessary to proceed with future appeals or litigation.

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
The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of December 31, 2022, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the annual period ended September 30, 2022.

9.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	December 31, 2022	September 30, 2022
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	16.9	16.9
Revolving Credit Facility due January 2025	—	151.5
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2025	72.9	37.5
	839.8	955.9
Less unamortized debt issuance costs	(7.7)	(8.3)
Total debt	832.1	947.6
Less current portion	—	—
Long-term debt	$832.1	$947.6

As of December 31, 2022, the term loan and revolving credit facility under the Company’s credit agreement entered into on November 26, 2019 (as amended, the “Credit Agreement”) were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of December 31, 2022, the weighted average interest rate on all borrowings outstanding under the term loan under the Credit Agreement was approximately 6.4%.

The Company is in compliance as of December 31, 2022 with its debt covenants under the Credit Agreement and its AR Securitization Facility. Pursuant to the terms of the second amendment to the Credit Agreement the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the Credit Agreement and discussed further below) was 5.0x for the quarter ended December 31, 2022, which steps down to 4.75x in the quarter ending March 31, 2024, and to 4.5x for the fiscal quarter ended June 30, 2024 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $50.0 million.

In November 2022, the Company entered into the third amendment to the 2019 Credit Agreement, principally to affect a transition from the London Inter-Bank Offered Rate to the Secured Overnight Financing Rate pricing benchmark provisions.

During the quarter ended December 31, 2022, the Company paid off the outstanding revolving credit facility balance utilizing proceeds from a private placement of common stock. Refer to Note 12 for additional details of the private placement transaction.

In January 2023, certain of the Company’s U.S. subsidiaries entered into the second amendment to the AR Securitization Facility with PNC Bank, which temporarily eases the restrictions of certain covenants contained in the agreement through March 2023. The amendment made certain adjustments to the financial tests including: (i) the default ratio and (ii) the delinquency ratio to make compliance with such tests more likely.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
10.    Commitments and Contingencies:

As previously disclosed, the Company was the subject of an investigation by the Division of Enforcement of the SEC regarding the Company’s disclosures primarily concerning the operation of the Goderich mine, the former South American businesses, and related accounting and internal control matters including Salt interim inventory valuation methodology issues that were disclosed in the Company’s Form 10-K/A for the year ended December 31, 2020, and Form 10-Q/A for the quarter ended March 31, 2021, each filed with the SEC on September 3, 2021.

On September 23, 2022, the Company reached a settlement with the SEC, concluding and resolving the SEC investigation in its entirety. Under the terms of the settlement, the Company, without admitting or denying the findings in the administrative order issued by the SEC, agreed to pay a civil penalty of $12 million and to cease and desist from violations of specified provisions of the federal securities laws and rules promulgated thereunder, and to retain an independent compliance consultant for a period of approximately one year to review certain accounting practices and procedures. As set forth in the administrative order, the $12 million civil penalty is to be paid in installments: $2 million, which was paid on September 29, 2022, and $10 million to be paid no later than September 30, 2023. The Company previously recorded an accrual for the full amount of the penalty in the third quarter of fiscal 2022, which is reflected in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets.

The Company is also involved in legal and administrative proceedings and claims of various types from the ordinary course of the Company’s business.

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceeding and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position, except as otherwise described in Note 8 and this Note 10.

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

For the three months ended December 31, 2022 and 2021, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP.

Segment information is as follows (in millions):

Three Months Ended December 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$308.1	$41.6	$2.7	$352.4
Intersegment sales	—	2.9	(2.9)	—
Shipping and handling cost	102.7	4.7	—	107.4
Operating earnings (loss)(b)	47.1	11.0	(30.2)	27.9
Depreciation, depletion and amortization	13.9	8.3	1.7	23.9
Total assets (as of end of period)	985.2	456.5	323.0	1,764.7

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Three Months Ended December 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$273.9	$54.6	$3.0	$331.5
Intersegment sales	—	2.4	(2.4)	—
Shipping and handling cost	88.4	7.3	—	95.7
Operating earnings (loss)(b)	39.4	9.5	(28.5)	20.4
Depreciation, depletion and amortization	16.2	8.8	3.3	28.3
Total assets (as of end of period)	1,035.4	445.3	206.7	1,687.4

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended December 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$190.3	$—	$—	$190.3
Consumer & Industrial Salt	117.8	—	—	117.8
SOP	—	44.5	—	44.5
Eliminations & Other	—	(2.9)	2.7	(0.2)
Sales to external customers	$308.1	$41.6	$2.7	$352.4

Three Months Ended December 31, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Highway Deicing Salt	$163.7	$—	$—	$163.7
Consumer & Industrial Salt	110.2	—	—	110.2
SOP	—	57.0	—	57.0
Eliminations & Other	—	(2.4)	3.0	0.6
Sales to external customers	$273.9	$54.6	$3.0	$331.5
(a)Corporate and Other includes corporate entities, records management operations, equity method investments, lithium development costs and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, lithium-related expenses, as well as costs for the human resources, information technology, legal and finance functions.
(b)Corporate operating results include costs related to the settled SEC investigation of $0.3 million for the three months ended December 31, 2022. Corporate operating results for the three months ended December 31, 2021 include executive transition costs of $3.3 million and costs, net of reimbursements, related to the settled SEC investigation of $3.1 million. Refer to Note 10 for more information regarding the SEC investigation.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended December 31,
Revenue	2022	2021
United States(a)	$248.2	$221.3
Canada	87.6	89.4
United Kingdom	14.1	19.8
Other	2.5	1.0
Total revenue	$352.4	$331.5
(a)United States sales exclude product sold to foreign customers at U.S. ports.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Koch Equity Investment

On September 14, 2022, the Company entered into a Stock Purchase Agreement with Koch Minerals & Trading, LLC (“KM&T”), a subsidiary of Koch Industries, Inc. (“KII”), pursuant to which the Company agreed to issue and sell 6,830,700 shares of its common stock at a purchase price of $36.87 for aggregate net proceeds of approximately $240.7 million, net of transaction costs. On October 18, 2022, the Company closed the direct private placement with KM&T, through its affiliate KM&T Investment Holdings, LLC, resulting in their ownership of approximately 17% of the Company’s outstanding common stock. The Company expects to use approximately $200 million of the proceeds from the private placement to advance the first development phase of its sustainable lithium development project at its Ogden site. The Company used the remaining approximately $40.7 million of proceeds to reduce debt.

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

PSUs

Substantially all of the PSUs outstanding under the 2015 Plan and the 2020 Plan are either total stockholder return PSUs (“TSR PSUs”) or adjusted EBITDA growth PSUs (“EBITDA Growth PSUs”). The actual number of shares of the Company’s common stock that may be earned with respect to TSR PSUs is calculated by comparing the Company’s total stockholder return to the total stockholder return for each company comprising the Company’s peer group or a total return percentage target over a two- or three-year performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions. The actual number of shares of common stock that may be earned with respect to EBITDA Growth PSUs is calculated based on the attainment of adjusted EBITDA growth during the performance period and may range from 0% to 300% of the target number of shares based upon the attainment of these performance conditions.

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

During the three months ended December 31, 2022, the Company reissued the following number of shares from treasury stock: 31,140 shares related to the release of RSUs which vested and 936 shares related to stock payments. In fiscal 2022, the Company issued 117,390 net shares from treasury stock. The Company withheld a total of 9,853 shares with a fair value of $0.4 million related to the vesting of RSUs, PSUs, and stock payments during the three months ended December 31, 2022. The fair value of the shares were valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized tax expense of $0.1 million from its equity compensation awards as an increase to income tax expense during the three months ended December 31, 2022. During the three months ended December 31, 2022 and 2021, the Company recorded $10.6 million and $4.7 million (includes $1.4 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized. The following table summarizes stock-based compensation activity during the three months ended December 31, 2022:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2022	774,580	$60.68	208,735	$63.02	331,359	$71.51
Granted	—	—	221,151	38.14	182,422	68.29
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(31,755)	67.61	—	—
Cancelled/expired	(13,241)	62.57	(4,496)	46.27	—	—
Outstanding at December 31, 2022	761,339	$60.64	393,635	$48.86	513,781	$70.37
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.
(b)Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain in other postretirement benefits, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL are as follows (in millions):

Three Months Ended December 31, 2022(a)	Losses on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.6)	$(2.7)	$1.3	$(112.3)	$(115.3)
Other comprehensive (loss) income before reclassifications(b)	(2.4)	—	—	11.7	9.3
Amounts reclassified from AOCL	(0.4)	0.1	—	—	(0.3)
Net current period other comprehensive (loss) income	(2.8)	0.1	—	11.7	9.0
Ending balance	$(4.4)	$(2.6)	$1.3	$(100.6)	$(106.3)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Three Months Ended December 31, 2021(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$3.1	$(5.4)	$(108.2)	$(110.5)
Other comprehensive loss before reclassifications(b)	(0.9)	—	(3.8)	(4.7)
Amounts reclassified from AOCL	(1.1)	0.1	—	(1.0)
Net current period other comprehensive (loss) income	(2.0)	0.1	(3.8)	(5.7)
Ending balance	$1.1	$(5.3)	$(112.0)	$(116.2)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange (loss) gain of $(1.3) million in the three months ended December 31, 2022, and $1.2 million in the three months ended December 31, 2021, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three months ended December 31, 2022 and 2021, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended December 31,		Line Item Impacted in the Consolidated Statements of Operations
	2022	2021
Losses on cash flow hedges:
Natural gas instruments	$(0.5)	$(1.5)	Product cost
Income tax expense	0.1	0.4
Reclassifications, net of income taxes	(0.4)	(1.1)
Amortization of defined benefit pension:
Amortization of loss	0.1	0.1	Product cost
Income tax benefit	—	—
Reclassifications, net of income taxes	0.1	0.1
Amortization of other post-employment benefits:
Amortization of loss	—	—	Product cost
Income tax benefit	—	—
Reclassifications, net of income taxes	—	—
Total reclassifications, net of income taxes	$(0.3)	$(1.0)

13.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of December 31, 2022 and September 30, 2022 were not material.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
ineffectiveness related to these hedges was not material for any of the periods presented. For derivative instruments that have not been designated as hedges, the entire change in fair value is recorded through earnings in the period of change.

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2022, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2024. As of December 31, 2022 and September 30, 2022, the Company had agreements in place to hedge forecasted natural gas purchases of 3.1 million and 3.8 million MMBtus, respectively. All natural gas derivative instruments held by the Company as of December 31, 2022 and September 30, 2022 qualified and were designated as cash flow hedges. As of December 31, 2022, the Company expects to reclassify from AOCL to earnings during the next twelve months $3.7 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 14 for the estimated fair value of the Company’s natural gas derivative instruments as of December 31, 2022 and September 30, 2022.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	December 31, 2022	Consolidated Balance Sheet Location	December 31, 2022
Commodity contracts	Other current assets	$1.6	Accrued expenses and other current liabilities	$5.2
Commodity contracts	Other assets	0.1	Other noncurrent liabilities	0.8
Total derivatives designated as hedging instruments(a)		$1.7		$6.0
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $1.7 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	Consolidated Balance Sheet Location	September 30, 2022	Consolidated Balance Sheet Location	September 30, 2022
Commodity contracts	Other current assets	$2.7	Accrued expenses and other current liabilities	$3.3
Commodity contracts	Other assets	0.2	Other noncurrent liabilities	0.7
Total derivatives designated as hedging instruments(a)		$2.9		$4.0
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $2.9 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The estimated fair values for each type of instrument are presented below (in millions):

	December 31, 2022	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.5	$2.5	$—	$—
Total Assets	$2.5	$2.5	$—	$—
Liability Class:
Derivatives - natural gas instruments, net	$(4.3)	$—	$(4.3)	$—
Liabilities related to non-qualified savings plan	(2.5)	(2.5)	—	—
Total Liabilities	$(6.8)	$(2.5)	$(4.3)	$—
(a)Includes mutual fund investments of approximately 25% in common stock of large-cap U.S. companies, 5% in common stock of small to mid-cap U.S. companies, 10% in international companies, 15% in bond funds, 5% in short-term investments and 40% in blended funds.

	September 30, 2022	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$1.8	$1.8	$—	$—
Total Assets	$1.8	$1.8	$—	$—
Liability Class:
Derivatives – natural gas instruments, net	$(1.1)	$—	$(1.1)	$—
Liabilities related to non-qualified savings plan	(1.8)	(1.8)	—	—
Total Liabilities	$(2.9)	$(1.8)	$(1.1)	$—
(a)Includes mutual fund investments of approximately 30% in the common stock of large-cap U.S. companies, 5% in the common stock of small to mid-cap U.S. companies, 10% in the common stock of international companies, 15% in bond funds, 5% in short-term investments and 35% in blended funds.

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.5 million at December 31, 2022 and $1.8 million at September 30, 2022, are stated at fair value based on quoted market prices. As of December 31, 2022 and September 30, 2022, the estimated fair value of the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $239.9 million and $235.9 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of December 31, 2022 and September 30, 2022, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $479.4 million and $468.9 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at December 31, 2022 and September 30, 2022 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $16.8 million and $158.5 million, respectively, compared with the aggregate principal amount at maturity of $16.9 million and $168.4 million, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
15.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended December 31,
	2022	2021
Numerator:
Net (loss) earnings from continuing operations	$(0.3)	$7.9
Less: net earnings allocated to participating securities(a)	(0.1)	(0.1)
Net (loss) earnings from continuing operations available to common stockholders	(0.4)	7.8
Net loss from discontinued operations available to common stockholders	—	(5.5)
Net (loss) earnings available to common stockholders	$(0.4)	$2.3

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	39,751	34,060
Weighted-average awards outstanding(b)	—	29
Shares for diluted earnings per share	39,751	34,089

Basic net (loss) earnings from continuing operations per common share	$(0.01)	$0.23
Basic net loss from discontinued operations per common share	—	(0.16)
Basic net (loss) earnings per common share	$(0.01)	$0.07

Diluted net (loss) earnings from continuing operations per common share	$(0.01)	$0.23
Diluted net loss from discontinued operations per common share	—	(0.16)
Diluted net (loss) earnings per common share	$(0.01)	$0.07
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 514,000 weighted participating securities for the three months ended December 31, 2022, and 430,000 weighted participating securities for the three months ended December 31, 2021.
(b)For the calculation of diluted net earnings per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,272,000 weighted-average equity awards outstanding for the three months ended December 31, 2022, and 1,097,000 weighted-average equity awards outstanding for the three months ended December 31, 2021, that were anti-dilutive.

16.    Related Party Transactions:

As discussed in Note 12, on October 18, 2022, KII, through its KM&T subsidiary, purchased common stock representing an ownership interest of approximately 17% of the outstanding common stock of the Company. As part of the Stock Purchase Agreement, KM&T appointed two members to the Company’s board of directors, effective November 13, 2022. In addition, the companies are currently exploring value creation opportunities by leveraging the capabilities of select KII operating subsidiaries.

During the three months ended December 31, 2022 and 2021, the Company recorded SOP sales of approximately $0.9 million and $0.7 million, respectively, to certain subsidiaries of KII. As of December 31, 2022 and September 30, 2022, the Company had approximately $0.5 million and $0.4 million, respectively, of Receivables from related parties on its Consolidated Balance Sheets. Additionally, the Company has recently engaged a subsidiary of KII to provide engineering services for the Company’s lithium development project for which it capitalized approximately $0.5 million into Property, Plant and Equipment, net during the quarter ended December 31, 2022 of which $0.3 million was included in Accounts Payable as of December 31, 2022.

On December 20, 2022, the Company paid a cash dividend to its stockholders of record at the close of business on December 9, 2022 in the amount of $0.15 per share, or $6.3 million in the aggregate. KM&T received approximately $1.0 million in respect to its common shares.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; uncertainties in estimating our economically recoverable reserves and resources; the inability to fund necessary capital expenditures or successfully complete capital projects; strikes, other forms of work stoppage or slowdown or other union activities; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us; our payment of any dividends; financial assurance requirements; the impact of competition on the sales of our products; inflation risks; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; risks associated with our international operations and sales, including changes in currency exchange rates; the impact of anticipated changes in potash product prices and customer application rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with environmental, health and safety laws and regulations; environmental liabilities; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; changes in laws, industry standards and regulatory requirements; product liability claims and product recalls; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; our ability to successfully implement our strategies; plans to develop our lithium resource, including market entry and market changes from potential competing technologies; the useful life of our mine properties; our expectation of extending the Goderich mineral lease; conversion of mineral resources into mineral reserves; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses; outbreaks of contagious disease or similar public health threats; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the annual period ended September 30, 2022.

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

Unless the context requires otherwise, references to the “Company,” “Compass Minerals,” “our,” “us” and “we” refer to Compass Minerals International, Inc. (“CMI,” the parent holding company) and its consolidated subsidiaries. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the United Kingdom (“U.K.”) include only England, Scotland and Wales. Except for lithium quantities which are stated in metric tons or

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds and one metric ton equals 2,204.6 pounds. Compass Minerals and Protassium+ and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

Discontinued Operations

On March 16, 2021, the Board of the Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi and our North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing our leverage and enabling increased focus on optimizing our core businesses.

As described further in Item 1, Note 2 to our Consolidated Financial Statements, we sold our South America specialty plant nutrition business, a component of our North America micronutrient business, our Fermavi investment and our South America chemicals business, respectively.

We believe these dispositions were conducted through a single disposal plan representing a strategic shift that has had a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The dispositions were completed during fiscal 2022; accordingly, the results of operations of the Specialty Businesses are presented as discontinued operations in the Consolidated Statements of Operations for the three months ended December 31, 2021.

Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the annual period ended September 30, 2022, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a further description of our critical accounting policies, see Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of December 31, 2022, we operated 12 production and packaging facilities, including:
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

Additionally, we are pursuing development of a sustainable lithium brine resource in Ogden, UT to support the North American battery market and we are a minority owner of Fortress North America, LLC, a next-generation fire retardant company.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three months ended December 31, 2022 and 2021, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31
* Refer to “—Reconciliation of Net (Loss) Earnings from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Commentary: Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

•Total sales increased 6%, or $20.9 million, due to higher Salt segment sales, partially offset by a decrease in Plant Nutrition segment sales. The increase in Salt sales reflected higher average sales prices and sales volumes, while the decrease in Plant Nutrition sales was attributable to lower sales volumes.
•Operating earnings increased 37%, or $7.5 million, to $27.9 million, reflecting higher Salt and Plant Nutrition operating earnings. Both Salt and Plant Nutrition operating earnings increased due primarily to higher average sales prices, which were partially offset by higher per-unit product and distribution costs.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 6%, or $3.4 million.
•Diluted net earnings per share declined $0.24 to a loss of $0.01 per share.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
THREE MONTHS ENDED DECEMBER 31
Commentary: Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

Gross Profit: Increased 17%, or $10.1 million; Gross Margin increased 2 percentage points to 20%
•Salt segment gross profit increased $9.1 million primarily due to higher average sales prices, which was partially offset by higher per-unit logistics and product costs (see Salt operating results).
•The gross profit of the Plant Nutrition segment increased $1.0 million due to higher average sales prices, which were partially offset by higher per-unit product costs, lower sales volumes and higher per-unit logistics costs (see Plant Nutrition operating results).

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

SG&A: Increased $2.6 million; 11.9% of sales in both periods
•The increase in SG&A expense was primarily due to an increase in corporate and Salt incentive compensation, which was partially offset by lower legal expenses due to higher costs in the prior period related to the recently completed SEC investigation.

Interest Income: Increased $0.8 million from $0.3 million to $1.1 million
•The increase in interest income is primarily due to a higher cash balance during the current period resulting from proceeds received from the private placement of our common stock.

Interest Expense: Unchanged at $13.9 million
•Interest expense was $13.9 million in both periods as lower debt levels in the current period were offset by higher interest rates.

(Gain) Loss on Foreign Exchange: Changed $2.9 million from a gain of $0.4 million to a loss of $2.5 million
•We realized foreign exchange losses of $2.5 million in the first quarter of fiscal 2023 compared to gains of $0.4 million in the same quarter of the prior fiscal year, primarily reflecting changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: Increased $0.5 million to $0.9 million
•We realized a net loss in equity investees of $0.9 million for the three months ended December 31, 2022 compared to $0.4 million in the prior-year period due to our share of losses related to our equity investments as these development stage businesses position themselves for commercialization.

Income Tax (Benefit) Expense: Changed $13.1 million from a benefit of $1.2 million to an expense of $11.9 million
•Income tax expense increased primarily due to valuation allowance expense recorded in the three months ended December 31, 2022, higher pretax book income in the three months ended December 31, 2022 as compared to the three months ended December 31, 2021 and an income tax benefit recorded in the three months ended December 31, 2021 on the release of a domestic tax reserve.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Our effective tax rate increased from a negative 18% in the prior fiscal year to a positive 103% in the first quarter of fiscal 2023 primarily reflecting valuation allowance expense in the three months ended December 31, 2022. See Item 1, Note 8 to the Consolidated Financial Statements.
•Our income tax provision for the three months ended December 31, 2022 and 2021 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation and foreign income, mining and withholding taxes. Additionally, the income tax provision for the three months ended December 31, 2022 included valuation allowance expense and the income tax provision for the three months ended December 31, 2021 included interest expense recognition differences for tax and financial reporting purposes.

Net Loss from Discontinued Operations: $5.5 million in the first quarter of fiscal 2022
•The net loss from discontinued operations for the prior period includes the results from our chemicals business in South America and impairment loss recognized prior to the April 20, 2022 sale date.
•The prior period loss of the South America chemicals business included a $3.1 million foreign currency exchange loss and an impairment loss to record the net assets of the South America chemical business at fair value less cost to sell which reflected the foreign currency translation adjustment. Refer to Item 1, Note 2 to the Consolidated Financial Statements for additional details.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. The results of operations of the records management business and other incidental revenues, include sales of $2.7 million and $3.0 million for the three months ended December 31, 2022 and 2021, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE MONTHS ENDED DECEMBER 31

	QTD 2022	QTD 2021
Salt Sales (in millions)	$308.1	$273.9
Salt Operating Earnings (in millions)	$47.1	$39.4
Salt Sales Volumes (thousands of tons)
Highway deicing	2,901	2,807
Consumer and industrial	620	633
Total tons sold	3,521	3,440
Average Salt Sales Price (per ton)
Highway deicing	$65.60	$58.34
Consumer and industrial	$190.04	$174.00
Combined	$87.51	$79.63

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

•Salt sales increased 12%, or $34.2 million, primarily due to higher Salt average sales prices and highway deicing sales volumes.
•Average sales prices increased 10% and contributed $31.0 million to the increase in Salt sales.
•Highway deicing average sales prices increased 12% primarily due to higher highway deicing contracted sales prices for the fiscal 2023 winter season while consumer and industrial average sales prices increased 9%. We have sought to increase sales prices to offset the impact of inflation on costs.
•Salt sales volumes increased 2%, or 81,000 tons, which contributed $3.2 million to the sales increase. Highway deicing sales volumes increased 3%, primarily as higher sales volumes in North America were partially offset by lower U.K. sales volumes in the first quarter of 2023. Consumer and industrial sales volumes decreased 2%.
•Salt operating earnings increased 20%, or $7.7 million, primarily due to higher average sales prices, which was partially offset by higher per-unit logistics and product costs. Higher fuel costs and inflationary pressures for energy and certain materials and supplies were only partially recovered through increased sales prices during the period.

Plant Nutrition

THREE MONTHS ENDED DECEMBER 31

	QTD 2022	QTD 2021
Plant Nutrition Sales (in millions)	$41.6	$54.6
Plant Nutrition Operating Earnings (in millions)	$11.0	$9.5
Plant Nutrition Sales Volumes (thousands of tons)	45	83
Plant Nutrition Average Sales Price (per ton)	$924	$660
Commentary: Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021

•Plant Nutrition sales decreased 24%, or $13.0 million due to lower sales volumes, which were partially offset by higher average sales prices.
•Plant Nutrition sales volumes were lower year over year due to lower demand due to a combination of drought conditions in California and uncertainty about future fertilizer prices causing users to cancel or delay purchases. The decline in sales volumes contributed $25.1 million to the decrease in sales.
•Plant Nutrition average sales prices increased 40%, which partially offset the decrease in sales by $12.1 million. Average sales prices increased from the prior period due to global supply and demand dynamics for fertilizer products which resulted in steadily increasing prices throughout fiscal 2022.
•Plant Nutrition operating earnings increased $1.5 million to $11.0 million primarily due to significantly higher average sales prices, which were partially offset by higher per-unit product costs primarily due to lower production volumes at our Ogden facility as well as higher energy and other input costs, and higher per-unit logistics costs.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Outlook

•Salt segment sales volumes for the fiscal year is expected to range from 11.35 million to 12.2 million tons. EBITDA is expected to range from $215 million to $255 million, although higher energy costs and unplanned downtime, among other causes, in our North American highway deicing operations may pressure EBITDA to the lower end of the range.
•Plant Nutrition segment product demand was adversely impacted during the first fiscal quarter by drought conditions in California, our largest market for SOP. Recent significant rainfall and flooding in California may impact fertilizer application rates. Additionally, in January 2023 our Ogden facility experienced a temporary increase in natural gas costs due to pipeline supply and demand issues. Accordingly, Plant Nutrition segment sales volumes and EBITDA are now expected to range from 205,000 to 270,000 tons and $30 million to $60 million, respectively, in fiscal year 2023.
•Fiscal year 2023 capital expenditures are expected to range from a total of $165 million to $220 million. This amount includes $75 million to $120 million in connection with advancing phase-one of our lithium development.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility and our $100 million revolving accounts receivable financing facility (our “AR Facility”).

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2022, we had $15.4 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion, expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. In fiscal 2022, we revised our permanently reinvested assertion, expecting to repatriate an additional approximately $10 million of unremitted foreign earnings from our U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of December 31, 2022, consisting of a tax benefit of $0.7 million recorded in the first quarter of fiscal year 2023, a $0.2 million tax benefit recorded in fiscal 2022 and tax expense of $4.7 million recorded in years prior to fiscal 2022. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 1, Note 8 of our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the three months ended December 31, 2022, a valuation allowance of $6.1 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income. We expect additional valuation allowances will be required through the remainder of the fiscal year assuming our earnings are in line with our current expectations.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Cash and cash equivalents as of December 31, 2022 was $146.1 million. We generated $2.1 million of operating cash flows during the three months ended December 31, 2022, net of increases in our working capital. During the period ended December 31, 2022, we used cash on hand, cash flows from operations and cash proceeds from the private placement to fund capital expenditures of $19.9 million, pay down net debt of $116.1 million and pay dividends on our common stock of $6.3 million. Cash and cash equivalents of $146.1 million increased $100.0 million from September 30, 2022. Cash flows from operating activities totaled $2.1 million during the three months ended December 31, 2022, including net loss from continuing operations of $0.3 million, depreciation, depletion and amortization of $23.9 million, and a net working capital increase of $31.3 million driven primarily by the seasonality of our Salt business. Our working capital increase primarily reflects higher accounts receivable balances as the winter season begins in the latter half of the first quarter and sales that occurred late in the quarter have not been collected.

Indebtedness

As of December 31, 2022, we had $839.8 million of outstanding indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $16.9 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting entirely of term loans, and $72.9 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 9 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $13.5 million as of December 31, 2022, reduced available borrowing capacity under our revolving credit facility to $286.5 million. During the quarter ended December 31, 2022, we paid off the outstanding revolving credit facility balance utilizing proceeds from a private placement of common stock. Refer to Item 1, Note 12 of our Consolidated Financial Statements for additional details of the private placement transaction.

In November 2022, we entered into the third amendment to the Credit Agreement, principally to affect a transition from the London Inter-Bank Offered Rate to the Secured Overnight Financing Rate pricing benchmark provisions.

In January 2023, certain of our U.S. subsidiaries entered into the second amendment to the AR Securitization Facility with PNC Bank, which temporarily eases the restrictions of certain covenants contained in the agreement through March 2023. The amendment made certain adjustments to the financial tests including: (i) the default ratio and (ii) the delinquency ratio to make compliance with such tests more likely.

In the future, including during fiscal 2023, we may borrow amounts under the revolving credit facility or enter into additional financing to fund our working capital requirements, potential acquisitions and capital expenditures and for other general corporate purposes.

Our ability to make scheduled interest and principal payments on our indebtedness, to refinance our indebtedness, to fund planned capital expenditures and to fund acquisitions will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, climate-related, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facility, will be adequate to meet our liquidity needs over the next 12 months.

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

Pursuant to the terms of the second amendment to its Credit Agreement, the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the Credit Agreement and discussed further below) was 5.0x for the quarter ended December 31, 2022, which steps down to 4.75x in the quarter ending March 31, 2024, and to 4.5x for the fiscal quarter ended June 30, 2024 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted EBITDA. Consolidated total net debt includes the aggregate principal amount of total debt, net

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
of unrestricted cash not to exceed $50.0 million. As of December 31, 2022, our consolidated total net leverage ratio was approximately 3.8x.

Although we are in compliance with our debt covenants as of December 31, 2022, we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Capital Allocations

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

We manage our capital allocation considering our long-term strategic objectives and required spending to sustain our business. During the first quarter of fiscal 2021, we reduced our dividend by approximately 80% to provide additional liquidity and align our capital allocation policy with our corporate strategy. While our equipment and facilities are generally not impacted by rapid technology changes, our operations require refurbishments and replacements to maintain structural integrity and reliable production and shipping capabilities. When possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending.

During fiscal 2023, we expect to spend between $90 million and $100 million of sustaining capital in our Salt and Plant Nutrition businesses. Additionally, we continued to develop our recently identified lithium resource at our Ogden facility and have spent approximately $2.4 million of capital thus far in fiscal 2023 towards the development phase of this sustainable lithium development project. For the full year of fiscal 2023, we have allocated between $75 million and $120 million for further development. We expect to achieve market entry with a lithium product by 2025 and expect significant capital and other expenditures would be required to achieve this market entry; however, the full amount of this expenditure is currently unknown and will depend on a number of factors, including the outcome of further engineering and design plans. For more information, refer to Part I, Item 1A, “Risk Factors” in our Form 10-K for the for the annual period ended September 30, 2022.

On October 18, 2022, we received aggregate net proceeds of approximately $240.7 million, net of transaction costs, from Koch Minerals & Trading, LLC (“KM&T”) as part of a strategic equity partnership. We expect to use approximately $200 million of the proceeds from the private placement to advance the first development phase of the lithium project. We used the remaining $40.7 million of proceeds to reduce debt.

In connection with our strategy to strengthen and grow its essential minerals businesses, during the first and second quarters of fiscal 2022, we made $45 million equity investments in Fortress North America, LLC (“Fortress”), building upon a previous $5 million investment. As of December 31, 2022, we have invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Fortress is a development stage company that intends to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires. We may make further investments or make other acquisitions to grow our business.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The table below provides a summary of our cash flows by category, including cash flows from discontinued operations:

THREE MONTHS ENDED DECEMBER 31, 2022	THREE MONTHS ENDED DECEMBER 31, 2021
Operating Activities:
Net cash provided by operating activities were $2.1 million	Net cash used in operating activities were $14.3 million
» Net loss was $0.3 million.	» Net earnings were $2.4 million.
» Non-cash depreciation and amortization expense was $23.9 million.	» Non-cash depreciation and amortization expense was $28.3 million.
» Working capital items were a use of operating cash flows of $31.3 million.	» Working capital items were a use of operating cash flows of $58.7 million.
» Non-cash net loss in equity investees was $0.9 million.	» Non-cash net loss in equity investees was $0.4 million.
Investing Activities:
Net cash flows used in investing activities were $20.1 million	Net cash flows used in investing activities were $41.2 million
» Net cash flows used in investing activities included $19.9 million of capital expenditures.	» Net cash flows used in investing activities included equity method investments of $28.2 million.
» Included $14.5 million of capital expenditures.
Financing Activities:
Net cash flows provided by financing activities were $117.7 million	Net cash flows provided by financing activities were $63.3 million
» Included net payments on our debt of $116.1 million.	» Included net proceeds from the issuance of debt of $68.8 million.
» Included net proceeds from private placement of common stock of $240.7 million.	» Net cash flows provided by financing activities were partially offset by the payment of dividends of $5.3 million.
» Included the payment of dividends of $6.3 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our cash flows during the three months ended December 31 of each year reflect the seasonal increase in accounts receivable due to the beginning of the winter season.

Other Matters

See Item 1, Notes 8 and 10 of our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Reconciliation of Net (Loss) Earnings from Continuing Operations to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. We have presented Adjusted EBITDA for both continuing operations and consolidated including discontinued operations for comparability purposes (see Item 1, Note 2 to our Consolidated Financial Statements for a discussion of discontinued operations). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other infrequent items that management does not consider indicative of normal operations. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended December 31,
	2022	2021
Net (loss) earnings from continuing operations	$(0.3)	$7.9
Interest expense	13.9	13.9
Income tax expense (benefit)	11.9	(1.2)
Depreciation, depletion and amortization	23.9	28.3
EBITDA from continuing operations	49.4	48.9
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	10.6	3.2
Interest income	(1.1)	(0.3)
Loss (gain) on foreign exchange	2.5	(0.4)
Executive transition costs(a)	—	3.8
Accrued loss and legal costs related to SEC investigation(b)	0.3	3.1
Other expense, net	0.1	0.1
Adjusted EBITDA from continuing operations	61.8	58.4
Adjusted EBITDA from discontinued operations	—	8.6
Adjusted EBITDA including discontinued operations	$61.8	$67.0
(a)We incurred severance and other costs related to executive transition.
(b)We recognized costs, net of reimbursements, related to the settled SEC investigation during the three months ended December 31, 2022 and 2021.

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

We are experiencing increases in logistics costs, prices for energy and other costs that have only been partially recovered through price increases for our products. During the three months ended December 31, 2022, we estimate that the impact of inflation increased logistics costs by approximately $6 million to $8 million for the three months ended December 31, 2022) and product costs by approximately $3 million to $5 million for the three months ended December 31, 2022). Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the annual period ended September 30, 2022.

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

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets or at our Ogden facility could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for our deicing products. Drought or flood conditions could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may necessitate capital expenditures in the future, although capital expenditures for climate-related projects are not expected to be material in fiscal 2023. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item 1 “Business—Environmental, Health and Safety and Other Regulatory Matters” in our Annual Report on Form 10-K for the annual period ended September 30, 2022.

Global Economy

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We have continued producing and delivering essential products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the COVID-19 pandemic and have experienced negative impacts to our business from COVID-19, but our results of operations for the three months ended December 31, 2022, and 2021, were not materially affected by COVID-19, although the recent supply chain shortages and cost increases may be linked to COVID-19. Also, while we have no operations in Russia or Ukraine, we are continuing to monitor any broader impact from the current war in Ukraine, particularly with respect to energy costs and implications on global fertilizer market supply and demand conditions. The ultimate impact that any infectious outbreak or the war in Ukraine will have on our future results is unknown at this time. For more information, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the annual period ended September 30, 2022.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Our business is subject to various types of market risks that include interest rate risk, foreign currency exchange rate risk and commodity pricing risk. Management has taken actions to mitigate our exposure to commodity pricing and foreign currency exchange rate risk by entering into natural gas derivative instruments and foreign currency contracts. We may take further actions to mitigate our exposure to interest rates, exchange rates and changes in the cost of fuel consumed at our production locations or the cost of transporting our products due to variations in our contracted carriers’ cost of fuel, which is typically diesel fuel. However, there can be no assurance that our hedging activities will eliminate or substantially reduce these risks. We do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since September 30, 2022.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 4.    Controls and Procedures

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2022, due to the material weaknesses described below.

1.During the fourth quarter ended September 30, 2022, the Company identified a material weakness in the design and operating effectiveness of information technology general controls (“ITGCs”) related to certain systems that support the Company’s internal controls over financial reporting. Specifically, the Company did not maintain effective controls over privileged user access to certain systems. Automated and manual business process controls were therefore also deemed ineffective because they could have been adversely impacted by the ineffective ITGCs.
2.    During the fourth quarter ended September 30, 2022, the Company identified a material weakness in the design and operating effectiveness of controls related to the sales process. Specifically, the Company did not maintain effective controls over pricing and order entry.
3.    During the fourth quarter ended September 30, 2022, a material weakness was identified in the design and operating effectiveness of controls related to the existence of inventory held at certain locations.

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Notwithstanding such material weaknesses in internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Remediation of Material Weaknesses

The Company is continuing to assess and is in the process of enhancing the design of certain internal controls over the sales and inventory processes and ITGCs related to privileged access in accordance with the remediation plans for the material weaknesses. The Company has increased the frequency of its privileged access reviews and improved management review attributes. Further enhancement of review control attributes and ITGC considerations related to key inventory and sales systems are underway. These enhanced controls continue to be implemented and will be tested for effectiveness in future periods.

Changes in Internal Control Over Financial Reporting

Other than the matters noted above, there were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Part I, Item 1, Note 8 and Part I, Item 1, Note 10 of our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Part I, Item 1, Note 8 and Part I, Item 1, Note 10 of our Consolidated Financial Statements. There have been no material developments since September 30, 2022 with respect to our legal proceedings, except as described in Part I, Item 1, Note 8 and Part I, Item 1, Note 10 of our Consolidated Financial Statements.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the annual period ended September 30, 2022, as updated and supplemented by the discussion below.

Operations at our Ogden, Utah, facility are dependent on ambient brine from the Great Salt Lake, and changes in lake brine levels or any limitations on our continued ability to access ambient lake brine in the Great Salt Lake could adversely affect us.

Our Ogden facility produces SOP, salt and magnesium chloride products from the high mineral concentrations within the ambient lake brine in the Great Salt Lake. In addition, we are developing our identified lithium resource at our Ogden facility and the Great Salt Lake. Our ability to produce SOP, salt and magnesium chloride, as well as any future production of lithium, at our Ogden facility, is dependent upon, among other matters, sufficient lake elevations in the Great Salt Lake and our continued ability to maintain, renew or acquire the permits, licenses and approvals required to access ambient lake brine in the Great Salt Lake.

In recent years, sustained drought (as a result of climate change or otherwise) has lowered lake levels and increased mineral concentrations in the Great Salt Lake. If this continues, lower lake levels could impact mineral composition and our mineral harvesting process, amount and timing. Lake level fluctuations and other factors, including state or federal actions to manage the salinity of the Great Salt Lake, could alter north arm lake levels and may disrupt our evaporation production cycle, impact our access to ambient lake brine in the Great Salt Lake or increase our related capital expenditures and production costs.

The expansion of existing operations or production capacity at our Ogden facility, or preservation of existing rights in some cases, is also predicated upon securing any necessary permits, licenses and approvals. For example, we may require additional permits, licenses and approvals to continue diverting water from the Great Salt Lake to further expand our production capacity at our Ogden facility and continue the development of our identified lithium resource.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2022, we entered into a Stock Purchase Agreement with Koch Minerals & Trading, LLC (“KM&T”), a subsidiary of Koch Industries, Inc., pursuant to which we agreed to issue and sell 6,830,700 shares of our common stock at a purchase price of $36.87 for aggregate net proceeds of approximately $240.7 million, net of transaction costs. On October 18, 2022, we closed the direct private placement with KM&T, through its affiliate KM&T Investment Holdings, LLC, resulting in their ownership of approximately 17% of our outstanding common stock. We expect to use approximately $200 million of the proceeds from the private placement to advance the first development phase of our sustainable lithium development project at our Ogden site. We used the remaining $40.7 million of proceeds to reduce debt. As part of the Stock Purchase Agreement, KM&T has appointed two members to our board of directors, effective November 13, 2022. Refer to Part I, Item 1, Note 16 for additional details.

The issuance of the shares was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Investor

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired solely for investment and with no intention to distribute, and appropriate legends will be affixed to any certificates evidencing any shares.

Perella Weinberg Partners LP acted as sole financial advisor to Compass Minerals in the transaction and Cleary Gottlieb Steen & Hamilton LLP acted as our legal advisor. Jones Day acted as legal advisor for KM&T.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1*	Summary of Non-Employee Director Compensation, as of January 1, 2023.
10.2*
Second Amendment, dated January 31, 2023, to the Receivables Financing Agreement, dated June 30, 2020, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC.

31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Lorin Crenshaw, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: February 7, 2023	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer
(Principal Financial Officer)