Form 10-Q
period 2023-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2023-05-09
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 5, 2023, was 41,139,343 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$249.7	$46.1
Receivables, less allowance for doubtful accounts of $3.1 at March 31, 2023 and $3.4 at September 30, 2022	159.7	167.2
Inventories	261.7	304.4
Other	29.7	44.3
Total current assets	700.8	562.0
Property, plant and equipment, net	782.6	776.6
Intangible assets, net	44.9	45.4
Goodwill	56.9	56.4
Equity method investments	44.3	46.6
Other	155.2	156.5
Total assets	$1,784.7	$1,643.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—
Accounts payable	114.9	114.7
Accrued salaries and wages	18.7	22.2
Income taxes payable	51.1	1.0
Accrued interest	14.1	14.1
Accrued expenses and other current liabilities	77.2	81.1
Total current liabilities	276.0	233.1
Long-term debt, net of current portion	825.7	947.6
Deferred income taxes, net	60.7	63.4
Other noncurrent liabilities	136.9	143.0
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at March 31, 2023 and 35,367,264 issued shares at September 30, 2022	0.4	0.4
Additional paid-in capital	406.2	152.1
Treasury stock, at cost — 1,058,621 shares at March 31, 2023 and 1,196,300 shares at September 30, 2022	(8.6)	(7.3)
Retained earnings	192.0	226.5
Accumulated other comprehensive loss	(104.6)	(115.3)
Total stockholders’ equity	485.4	256.4
Total liabilities and stockholders’ equity	$1,784.7	$1,643.5
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Sales	$411.1	$448.5	$763.5	$780.0
Shipping and handling cost	130.1	160.1	237.5	255.8
Product cost	195.8	223.8	370.8	399.7
Gross profit	85.2	64.6	155.2	124.5
Selling, general and administrative expenses	37.3	44.6	79.4	84.1
Operating earnings	47.9	20.0	75.8	40.4

Other (income) expense:
Interest income	(1.9)	—	(3.0)	(0.3)
Interest expense	14.2	13.9	28.1	27.8
(Gain) loss on foreign exchange	(0.2)	3.0	2.3	2.6
Net loss in equity investee	1.4	1.7	2.3	2.1
Other expense, net	0.9	—	1.0	0.1
Earnings from continuing operations before income taxes	33.5	1.4	45.1	8.1
Income tax expense from continuing operations	55.1	30.4	67.0	29.2
Net loss from continuing operations	(21.6)	(29.0)	(21.9)	(21.1)
Net earnings from discontinued operations	—	16.9	—	11.4
Net loss	$(21.6)	$(12.1)	$(21.9)	$(9.7)

Basic net loss from continuing operations per common share	$(0.53)	$(0.85)	$(0.55)	$(0.62)
Basic net earnings from discontinued operations per common share	—	0.49	—	0.33
Basic net loss per common share	$(0.53)	$(0.36)	$(0.55)	$(0.29)

Diluted net loss from continuing operations per common share	$(0.53)	$(0.85)	$(0.55)	$(0.62)
Diluted net earnings from discontinued operations per common share	—	0.49	—	0.33
Diluted net loss per common share	$(0.53)	$(0.36)	$(0.55)	$(0.29)

Weighted-average common shares outstanding (in thousands):
Basic	41,110	34,103	40,423	34,081
Diluted	41,110	34,113	40,423	34,100
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net loss	$(21.6)	$(12.1)	$(21.9)	$(9.7)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $0.0 for the three and six months ended March 31, 2023 and 2022	—	0.1	0.1	0.2
Unrealized (loss) gain on cash flow hedges, net of tax of $0.0 and $(0.3) for the three and six months ended March 31, 2023, respectively, and $0.4 for both the three and six months ended March 31, 2022	(1.1)	1.0	(3.9)	(1.0)
Cumulative translation adjustment	2.8	10.7	14.5	6.9
Comprehensive loss	$(19.9)	$(0.3)	$(11.2)	$(3.6)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended March 31, 2023 and 2022
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$226.5	$(115.3)	$256.4
Comprehensive (loss) income	—	—	—	(0.3)	9.0	8.7
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	10.6	—	—	—	10.6
Balance, December 31, 2022	$0.4	$403.4	$(7.6)	$219.9	$(106.3)	$509.8
Comprehensive (loss) income	—	—	—	(21.6)	1.7	(19.9)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.3)	(1.0)	—	—	(1.3)
Stock-based compensation	—	3.1	—	—	—	3.1
Balance, March 31, 2023	$0.4	$406.2	$(8.6)	$192.0	$(104.6)	$485.4

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$272.4	$(110.5)	$293.1
Comprehensive income (loss)	—	—	—	2.4	(5.7)	(3.3)
Dividends on common stock ($0.15 per share)	—	(0.1)	—	(5.2)	—	(5.3)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	3.3	—	—	—	3.3
Balance, December 31, 2021	$0.4	$139.7	$(5.5)	$269.6	$(116.2)	$288.0
Comprehensive (loss) income	—	—	—	(12.1)	11.8	(0.3)
Dividends on common stock ($0.15 per share)	—	—	—	(5.2)	—	(5.2)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.4)	—	—	(0.5)
Stock-based compensation	—	4.5	—	—	—	4.5
Balance, March 31, 2022	$0.4	$144.1	$(5.9)	$252.3	$(104.4)	$286.5
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21.9)	$(9.7)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	48.4	56.2
Amortization of deferred financing costs	1.5	1.5
Stock-based compensation	13.7	7.8
Deferred income taxes	(4.2)	16.2
Unrealized foreign exchange loss (gain)	2.3	(15.2)
Loss on impairment of long-lived assets	—	24.7
Net loss in equity investees	2.3	2.1
Other, net	2.4	1.0
Changes in operating assets and liabilities:
Receivables	8.9	(63.7)
Inventories	44.1	108.9
Other assets	18.4	(9.0)
Accounts payable and accrued expenses and other current liabilities	35.6	25.9
Other liabilities	(7.6)	(0.8)
Net cash provided by operating activities	143.9	145.9
Cash flows from investing activities:
Capital expenditures	(43.7)	(43.5)
Investments in equity method investees	—	(46.3)
Other, net	(0.3)	1.4
Net cash used in investing activities	(44.0)	(88.4)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	16.7	221.3
Principal payments on revolving credit facility borrowings	(168.2)	(280.7)
Proceeds from issuance of long-term debt	37.5	50.8
Principal payments on long-term debt	(9.1)	(5.9)
Net proceeds from private placement of common stock	240.7	—
Dividends paid	(12.6)	(10.5)
Proceeds from stock options exercised	—	0.2
Shares withheld to satisfy employee tax obligations	(1.6)	(0.5)
Other, net	(0.5)	(0.6)
Net cash provided by (used in) financing activities	102.9	(25.9)
Effect of exchange rate changes on cash and cash equivalents	0.8	2.4
Net change in cash and cash equivalents	203.6	34.0
Cash and cash equivalents, beginning of the year	46.1	21.0
Cash and cash equivalents, end of period	249.7	55.0
Less: cash and cash equivalents included in current assets held for sale	—	(10.1)
Cash and cash equivalents of continuing operations, end of period	$249.7	$44.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$26.5	$26.7
Income taxes paid, net of refunds	$14.0	$13.1
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading North American producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. Additionally, the Company is pursuing development of a sustainable lithium brine resource to support the North American battery market and is a minority owner of Fortress North America, LLC (“Fortress”), a next-generation fire retardant company (See Note 7, for a discussion of the subsequent acquisition of the remaining Fortress ownership interests). The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services to businesses located in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

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
Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with Accounting Standards Codification 606, “Revenue from Contracts with Customers”. Following the acquisition date, the company acquiring the business should record related revenue as if it had originated the contracts. Before the update, contract assets and contract liabilities from acquired contracts were recognized by the acquiring company at fair value on the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted these requirements, effective on January 1, 2023, with no material impact to its consolidated financial statements.

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

Also in fiscal 2021, the Company completed the sale of its North America micronutrient business for approximately $56.7 million and its investment in Fermavi for R$45 million Brazilian reais (including R$30 million Brazilian reais of deferred purchase price). The Company received gross proceeds of approximately $2.9 million and recorded a discounted deferred proceeds receivable of approximately $4.8 million (based on exchange rates at the time of closing). As of March 31, 2023 approximately R$22.5 million Brazilian reais of deferred proceeds remains outstanding.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	Three Months Ended March 31,	Six Months Ended March 31,
	2022	2022
Sales	$24.3	$46.7
Shipping and handling cost	1.3	2.5
Product cost	14.4	25.3
Gross profit	8.6	18.9
Selling, general and administrative expenses	1.4	3.0
Operating earnings	7.2	15.9
Interest expense	0.1	0.1
Gain on foreign exchange	(20.4)	(17.3)
Net loss on adjustment to fair value less estimated costs to sell	16.3	24.7
Other income, net	(0.3)	(0.5)
Earnings from discontinued operations before income taxes	11.5	8.9
Income tax benefit	(5.4)	(2.5)
Net earnings from discontinued operations	$16.9	$11.4

The significant components included in the Company’s Consolidated Statements of Cash Flows for discontinued operations are as follows (in millions):

Six Months Ended March 31,
2022
Loss on impairment of long-lived assets	$24.7
Capital expenditures	(1.2)

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

See Note 11 for disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	March 31, 2023	September 30, 2022
Finished goods	$203.8	$251.6
Raw materials and supplies	57.9	52.8
Total inventories	$261.7	$304.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2023	September 30, 2022
Land, buildings and structures, and leasehold improvements	$545.4	$534.8
Machinery and equipment	1,071.1	1,026.3
Office furniture and equipment	58.6	56.8
Mineral interests	169.1	167.1
Construction in progress	57.2	64.3
	1,901.4	1,849.3
Less: accumulated depreciation and depletion	(1,118.8)	(1,072.7)
Property, plant and equipment, net	$782.6	$776.6

6.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Aggregate amortization expense	$0.4	$0.4	$0.8	$0.8
Amounts related to the Company’s goodwill are as follows (in millions):

	March 31, 2023	September 30, 2022
Plant Nutrition	$51.0	$50.9
Other	5.9	5.5
Total	$56.9	$56.4
The change in goodwill between September 30, 2022, and March 31, 2023 was due to the impact from translating foreign-denominated amounts to U.S. dollars. As of March 31, 2023, there were no indicators necessitating an interim impairment test of the Company’s reporting units based on the Company’s review of operating performance, among other factors, for the relevant reporting units.

7.    Equity Method Investments:

The Company uses the equity method of accounting for equity securities when it has significant influence or when it has more than a minor ownership interest or more than minor influence over an investee’s operations but does not have a controlling financial interest. Initial investments are recorded at cost (including certain transaction costs) and are adjusted by the Company’s share of the investees’ undistributed earnings and losses. The Company may recognize its share of an investee’s earnings on a lag if an investee’s financial results are not available in a timely manner.

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
On November 2, 2021, the Company announced an investment in Fortress, a next-generation fire retardant business dedicated to developing and producing a portfolio of magnesium chloride-based fire retardant products to help combat wildfires. As of March 31, 2023, the Company has invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Under the HLBV methodology available under the equity method of accounting, the Company reflects its share of the income or loss of Fortress in its results each period on a one quarter reporting lag. The Company recorded $1.0 million and $1.5 million for its share of Fortress’ net losses in the three and six months ended March 31, 2023, respectively, and $1.2 million and $1.3 million for its share of Fortress’ net losses in the three and six months ended March 31, 2022, respectively.

The carrying value of the Company’s equity investment in Fortress is in excess of its share of Fortress’s net book value by approximately $27 million as of March 31, 2023. The basis difference primarily represents incremental value attributable to intangible assets and goodwill that has not been recognized in the financial statements of Fortress. The Company has liquidation preference under the terms of Fortress’ LLC agreement. Additionally, the Company has the right to purchase units from other Fortress unit holders and the right of first refusal to purchase all or any portion of any available Fortress units, both subject to certain conditions.

The balance of the Company’s net investment in Fortress of $44.3 million and $45.8 million as of March 31, 2023 and September 30, 2022, respectively is recorded in equity method investments in the Consolidated Balance Sheets. The Company also has other immaterial equity investments valued at $0.0 million and $0.8 million as of March 31, 2023 and September 30, 2022, respectively, for which it has recorded $0.4 million and $0.8 million for its share of losses in the three and six months ended March 31, 2023, respectively, and $0.5 million and $0.8 million for its share of losses in the three and six months ended March 31, 2022, respectively.

On May 5, 2023, the Company acquired the remaining 55% interest in Fortress consisting of an initial cash payment of approximately $26 million, approximately $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provides the Company full ownership of all Fortress assets, contracts, and intellectual property.

8.    Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, base erosion and anti-abuse tax, and valuation allowances recorded on deferred tax assets. For the six months ended March 31, 2022, there were also interest expense recognition differences for book and tax purposes.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the six months ended March 31, 2023, an additional valuation allowance of $15.8 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of March 31, 2023, and September 30, 2022, the Company had $82.1 million and $94.1 million, respectively of gross foreign federal NOL carryforwards that have no expiration date and $3.8 million and $3.2 million, respectively of net operating tax-effected state NOL carryforwards which expire beginning in 2035.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2017. The reassessments are a result of ongoing audits and total $173.1 million, including interest, through March 31, 2023. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $143.6 million performance bond and

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
has paid $36.7 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at March 31, 2023, and September 30, 2022), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2023, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the annual period ended September 30, 2022.

9.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2023	September 30, 2022
4.875% Senior Notes due July 2024	$250.0	$250.0
Term Loan due January 2025	16.9	16.9
Revolving Credit Facility due January 2025	—	151.5
6.75% Senior Notes due December 2027	500.0	500.0
AR Securitization Facility expires June 2025	65.9	37.5
	832.8	955.9
Less unamortized debt issuance costs	(7.1)	(8.3)
Total debt	825.7	947.6
Less current portion	—	—
Long-term debt	$825.7	$947.6

As of March 31, 2023, the term loan and revolving credit facility under the Company’s credit agreement entered into on November 26, 2019 (as amended, the “2019 Credit Agreement”) were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of March 31, 2023, the weighted average interest rate on all borrowings outstanding under the term loan under the Credit Agreement was approximately 6.9%.

The Company is in compliance as of March 31, 2023 with its debt covenants under the Credit Agreement and its AR Securitization Facility. Pursuant to the terms of the second amendment to the Credit Agreement the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the Credit Agreement and discussed further below) was 5.0x for the quarter ended March 31, 2023, which steps down to 4.75x in the quarter ending March 31, 2024, and to 4.5x for the fiscal quarter ended June 30, 2024 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $50.0 million.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

On May 5, 2023, the Company entered into an agreement to amend and restate the 2019 Credit Agreement (as in effect prior to such restatement, the “Existing Credit Agreement”) with a new $575 million senior secured credit agreement due May 5, 2028 (as amended, the “2023 Credit Agreement”), comprised of a $375 million revolving credit facility and a $200 million term loan. The term loan is payable in quarterly installments of interest and principal beginning September 30, 2023. The 2023 Credit Agreement increases the Applicable Margins by 25 basis points over those defined in the Existing Credit Agreement and adds an additional level at a consolidated total leverage ratio of greater than 4:00 to 1.00. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash, which was increased from $50.0 million to $75 million, in the 2023 Credit Agreement. Proceeds from the 2023 Credit Agreement will be used by the Company to redeem its $250 million 4.875% Senior Notes on May 10, 2023 and pay off the Existing Credit Agreement term loan balance of $16.9 million.

The 2023 Credit Agreement, among other things, amends and restates the Existing Credit Agreement to (i) increase the Revolving Commitments (as defined in the Existing Credit Agreement) from $300 million to $375 million and extend the maturity date of the Revolving Commitments to May 5, 2028, (ii) refinance the Term Loans (as defined in the Existing Credit Agreement) with a new tranche of term loans in an aggregate principal amount equal to $200 million having a maturity date of May 5, 2028, and (iii) amend certain other terms of the Existing Credit Agreement, including, but not limited to, (a) expressly permit “run rate” cost savings in “Consolidated Adjusted EBITDA” (as defined in the Existing Credit Agreement) and (b) revise select covenants in the Existing Credit Agreement to, among other things, allow for Lithium Transactions (as defined below).

The 2023 Credit Agreement will permit, on the terms and conditions set forth therein, the entry into, and consummation of, lithium development joint ventures, projects or similar arrangements by any Lithium Subsidiary (as defined below), and any related funding transactions in connection therewith (collectively, the “Lithium Transactions”). A “Lithium Subsidiary” shall mean (a) Compass Minerals Lithium Corp of America Inc., a Delaware corporation, or any successor thereto and (b) (x) any newly-formed domestic subsidiary that is a wholly-owned Subsidiary of the Company (each of which will become a Subsidiary Guarantor (as defined in the Existing Credit Agreement)) and/or (y) any newly-formed domestic subsidiary that is not a wholly-owned subsidiary of the Company (each of which may, but shall not be required to become, at the option of the Company, a Subsidiary Guarantor), in each case formed in order to effectuate the Lithium Transactions.

The 2023 Credit Agreement is secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. The Term Loan requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total net leverage ratio.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

For the three and six months ended March 31, 2023 and 2022, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP.

Segment information is as follows (in millions):

Three Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)(b)(c)	Total
Sales to external customers	$360.5	$47.7	$2.9	$411.1
Intersegment sales	—	1.4	(1.4)	—
Shipping and handling cost	124.0	6.1	—	130.1
Operating earnings (loss)(b)(c)	73.1	(0.7)	(24.5)	47.9
Depreciation, depletion and amortization	14.8	8.1	1.6	24.5
Total assets (as of end of period)	924.1	472.7	387.9	1,784.7

Three Months Ended March 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$391.3	$54.3	$2.9	$448.5
Intersegment sales	—	0.7	(0.7)	—
Shipping and handling cost	153.4	6.7	—	160.1
Operating earnings (loss)(b)	49.3	4.4	(33.7)	20.0
Depreciation, depletion and amortization	16.2	8.8	2.9	27.9
Total assets (as of end of period)	925.4	444.4	266.4	1,636.2

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)(b)(c)	Total
Sales to external customers	$668.6	$89.3	$5.6	$763.5
Intersegment sales	—	4.3	(4.3)	—
Shipping and handling cost	226.7	10.8	—	237.5
Operating earnings (loss)(b)(c)	120.2	10.3	(54.7)	75.8
Depreciation, depletion and amortization	28.7	16.4	3.3	48.4

Six Months Ended March 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$665.2	$108.9	$5.9	$780.0
Intersegment sales	—	3.1	(3.1)	—
Shipping and handling cost	241.8	14.0	—	255.8
Operating earnings (loss)(b)	88.7	13.9	(62.2)	40.4
Depreciation, depletion and amortization	32.4	17.6	6.2	56.2

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$273.7	$—	$—	$273.7
Consumer & Industrial Salt	86.8	—	—	86.8
SOP	—	49.1	—	49.1
Eliminations & Other	—	(1.4)	2.9	1.5
Sales to external customers	$360.5	$47.7	$2.9	$411.1

Three Months Ended March 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$300.1	$—	$—	$300.1
Consumer & Industrial Salt	91.2	—	—	91.2
SOP	—	55.0	—	55.0
Eliminations & Other	—	(0.7)	2.9	2.2
Sales to external customers	$391.3	$54.3	$2.9	$448.5

Six Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$464.0	$—	$—	$464.0
Consumer & Industrial Salt	204.6	—	—	204.6
SOP	—	93.6	—	93.6
Eliminations & Other	—	(4.3)	5.6	1.3
Sales to external customers	$668.6	$89.3	$5.6	$763.5

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended March 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$463.8	$—	$—	$463.8
Consumer & Industrial Salt	201.4	—	—	201.4
SOP	—	112.0	—	112.0
Eliminations & Other	—	(3.1)	5.9	2.8
Sales to external customers	$665.2	$108.9	$5.9	$780.0
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
(b)Corporate operating results for the three and six months ended March 31, 2023 include net reimbursements related to the settled SEC investigation of $0.4 million and $0.1 million, respectively. Corporate operating results for the three and six months ended March 31, 2022 include executive transition costs of $0.5 million and $3.8 million, respectively, and a contingent loss accrual and costs related to the SEC investigation of $13.6 million and $16.7 million, respectively. Refer to Note 10 for more information regarding the SEC investigation.
(c)In April 2023, the Company took initial steps to align its cost structure to its current business needs. These initiatives resulted in restructuring charges of $3.3 million, which impacted Corporate operating results for the three and six months ended March 31, 2023.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue	2023	2022	2023	2022
United States(a)	$283.1	$327.8	$531.3	$549.1
Canada	101.0	104.5	188.6	193.9
United Kingdom	23.2	15.6	37.3	35.4
Other	3.8	0.6	6.3	1.6
Total revenue	$411.1	$448.5	$763.5	$780.0
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

During the six months ended March 31, 2023, the Company reissued the following number of shares from treasury stock: 115,123 shares related to the release of RSUs which vested and 58,287 shares related to stock payments. In fiscal 2022, the Company issued 117,390 net shares from treasury stock. The Company withheld a total of 35,731 shares with a fair value of $1.6 million related to the vesting of RSUs, PSUs, and stock payments during the six months ended March 31, 2023. The fair value of the shares was valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized tax expense of $0.7 million from its equity compensation awards during the six months ended March 31, 2023. During the six months ended March 31, 2023 and 2022, the Company recorded $14.1 million and $9.2 million (includes $0.4 million and $1.4 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes stock-based compensation activity during the six months ended March 31, 2023:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2022	774,580	$60.68	208,735	$63.02	331,359	$71.51
Granted	—	—	238,075	38.29	183,974	68.33
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(122,645)	61.80	—	—
Cancelled/expired	(24,962)	62.53	(12,501)	46.86	(109,276)	66.69
Outstanding at March 31, 2023	749,618	$60.61	311,664	$45.26	406,057	$71.37
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

Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain in other postretirement benefits, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL are as follows (in millions):

Three Months Ended March 31, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(4.4)	$(2.6)	$1.3	$(100.6)	$(106.3)
Other comprehensive (loss) income before reclassifications(b)	(1.8)	—	—	2.8	1.0
Amounts reclassified from AOCL	0.7	—	—	—	0.7
Net current period other comprehensive (loss) income	(1.1)	—	—	2.8	1.7
Ending balance	$(5.5)	$(2.6)	$1.3	$(97.8)	$(104.6)

Three Months Ended March 31, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$1.1	$(5.3)	$(112.0)	$(116.2)
Other comprehensive income before reclassifications(b)	1.6	—	10.7	12.3
Amounts reclassified from AOCL	(0.6)	0.1	—	(0.5)
Net current period other comprehensive income	1.0	0.1	10.7	11.8
Ending balance	$2.1	$(5.2)	$(101.3)	$(104.4)

Six Months Ended March 31, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.6)	$(2.7)	$1.3	$(112.3)	$(115.3)
Other comprehensive (loss) income before reclassifications(b)	(4.2)	—	—	14.5	10.3
Amounts reclassified from AOCL	0.3	0.1	—	—	0.4
Net current period other comprehensive (loss) income	(3.9)	0.1	—	14.5	10.7
Ending balance	$(5.5)	$(2.6)	$1.3	$(97.8)	$(104.6)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended March 31, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$3.1	$(5.4)	$(108.2)	$(110.5)
Other comprehensive income before reclassifications(b)	0.7	—	6.9	7.6
Amounts reclassified from AOCL	(1.7)	0.2	—	(1.5)
Net current period other comprehensive (loss) income	(1.0)	0.2	6.9	6.1
Ending balance	$2.1	$(5.2)	$(101.3)	$(104.4)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange (loss) of $(0.1) million and $(1.4) million in the three and six months ended March 31, 2023, respectively, and $(1.9) million and $(0.7) million in the three and six months ended March 31, 2022, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three and six months ended March 31, 2023 and 2022, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended March 31,		Six Months Ended March 31,		Line Item Impacted in the Consolidated Statements of Operations
	2023	2022	2023	2022
Loss (Gain) on cash flow hedges:
Natural gas instruments	$1.0	$(0.9)	$0.5	$(2.3)	Product cost
Income tax expense	(0.3)	0.3	(0.2)	0.6
Reclassifications, net of income taxes	0.7	(0.6)	0.3	(1.7)
Amortization of defined benefit pension:
Amortization of loss	—	0.1	0.1	0.2	Product cost
Income tax benefit	—	—	—	—
Reclassifications, net of income taxes	—	0.1	0.1	0.2
Amortization of other post-employment benefits:
Amortization of loss	—	—	—	—	Product cost
Income tax benefit	—	—	—	—
Reclassifications, net of income taxes	—	—	—	—
Total reclassifications, net of income taxes	$0.7	$(0.5)	$0.4	$(1.5)

13.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of March 31, 2023 and September 30, 2022 were not material.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. For the qualifying derivative instruments that have been designated as hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the Consolidated Statements of Operations. Any ineffectiveness related to these instruments accounted for as hedges was not material for any of the periods presented. For derivative instruments that have not been designated as hedges, the entire change in fair value is recorded through earnings in the period of change.

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2023, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2024. As of March 31, 2023 and September 30, 2022, the Company had agreements in place to hedge forecasted natural gas purchases of 2.2 million and 3.8 million MMBtus, respectively.

On March 1, 2023, the Company de-designated its natural gas cash flow hedges related to its Ogden, Utah production facility as the Company did not believe these hedges were probable of being highly effective in the second fiscal quarter of 2023. Beginning March 1, 2023, the change in the derivative was and will be recorded in other expense, net in the Consolidated Statements of Operations. Since the transactions are still probable of occurring, previously recognized amounts in AOCL of $0.5 million will remain in AOCL until the underlying forecasted transaction occurs. The Company recognized $0.5 million of expense in other expense, net on the Consolidated Statements of Operations during the three months ended March 31, 2023. Following the de-designation, these natural gas economic hedging instruments will be recorded at fair value through earnings unless re-designated or until settlement. Substantially all other natural gas derivative instruments held by the Company as of March 31, 2023 and September 30, 2022 qualified and were designated as cash flow hedges. As of March 31, 2023, the Company expects to reclassify from AOCL to earnings during the next twelve months $4.9 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 14 for the estimated fair value of the Company’s natural gas derivative instruments as of March 31, 2023 and September 30, 2022.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	March 31, 2023	Consolidated Balance Sheet Location	March 31, 2023
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$0.7	Accrued expenses and other current liabilities	$5.6
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.6
Total derivatives designated as hedging instruments		0.7		6.2

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	—	Accrued expenses and other current liabilities	0.5
Total derivatives not designated as hedging instruments		—		0.5
Total derivatives(a)		$0.7		$6.7
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.7 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	September 30, 2022	Consolidated Balance Sheet Location	September 30, 2022
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$2.7	Accrued expenses and other current liabilities	$3.3
Commodity contracts	Other assets	0.2	Other noncurrent liabilities	0.7
Total derivatives designated as hedging instruments(a)		$2.9		$4.0
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

The estimated fair values for each type of instrument are presented below (in millions):

	March 31, 2023	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.5	$2.5	$—	$—
Total Assets	$2.5	$2.5	$—	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(5.5)	$—	$(5.5)	$—
Derivatives not designated as hedging instruments - natural gas instruments, net	(0.5)	—	(0.5)	—
Liabilities related to non-qualified savings plan	(2.5)	(2.5)	—	—
Total Liabilities	$(8.5)	$(2.5)	$(6.0)	$—
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
Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its nonqualified retirement plan of $2.5 million at March 31, 2023 and $1.8 million at September 30, 2022, are stated at fair value based on quoted market prices. As of March 31, 2023 and September 30, 2022, the estimated fair value of the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $237.4 million and $235.9 million, respectively, compared with the aggregate principal amount at maturity of $250.0 million. As of March 31, 2023 and September 30, 2022, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $472.5 million and $468.9 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at March 31, 2023 and September 30, 2022 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $16.7 million and $158.5 million, respectively, compared with the aggregate principal amount at maturity of $16.9 million and $168.4 million, respectively.

15.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(21.6)	$(29.0)	$(21.9)	$(21.1)
Less: net earnings allocated to participating securities(a)	(0.1)	—	(0.2)	(0.1)
Net loss from continuing operations available to common stockholders	(21.7)	(29.0)	(22.1)	(21.2)
Net earnings from discontinued operations available to common stockholders	—	16.9	—	11.4
Net loss available to common stockholders	$(21.7)	$(12.1)	$(22.1)	$(9.8)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	41,110	34,103	40,423	34,081
Weighted-average awards outstanding(b)	—	10	—	19
Shares for diluted earnings per share	41,110	34,113	40,423	34,100

Basic net loss from continuing operations per common share	$(0.53)	$(0.85)	$(0.55)	$(0.62)
Basic net earnings from discontinued operations per common share	—	0.49	—	0.33
Basic net loss per common share	$(0.53)	$(0.36)	$(0.55)	$(0.29)

Diluted net loss from continuing operations per common share	$(0.53)	$(0.85)	$(0.55)	$(0.62)
Diluted net earnings from discontinued operations per common share	—	0.49	—	0.33
Diluted net loss per common share	$(0.53)	$(0.36)	$(0.55)	$(0.29)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 439,000 and 477,000 weighted participating securities for the three and six months ended March 31, 2023, respectively and 407,000 and 419,000 weighted participating securities for the three and six months ended March 31, 2022, respectively.
(b)For the calculation of diluted net earnings (loss) per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,193,000 and 1,275,000 weighted-average equity awards outstanding for the three and six months ended March 31, 2023, respectively, and 1,125,000 and 1,115,000 weighted-average equity awards outstanding for the three and six months ended March 31, 2022, respectively that were anti-dilutive.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
16.    Related Party Transactions:

As discussed in Note 12, on October 18, 2022, KII, through its KM&T subsidiary, purchased common stock representing an ownership interest of approximately 17% of the outstanding common stock of the Company. As part of the Stock Purchase Agreement, KM&T appointed two members to the Company’s board of directors, effective November 13, 2022. In addition, the companies continue to explore value creation opportunities.

During the three and six months ended March 31, 2023, the Company recorded SOP sales of approximately $0.9 million and $1.8 million, respectively, to certain subsidiaries of KII, compared to $0.7 million and $1.4 million during the three and six months ended March 31, 2022, respectively. As of March 31, 2023 and September 30, 2022, the Company had approximately $0.5 million and $0.4 million, respectively, of Receivables from related parties on its Consolidated Balance Sheets. Additionally, a subsidiary of KII has recently provided engineering services for the Company’s lithium development project for which it capitalized approximately $2.7 million into Property, Plant and Equipment, net, as of March 31, 2023. There were no amounts payable outstanding as of March 31, 2023.

On March 20, 2023, the Company paid a cash dividend to its stockholders of record at the close of business on March 10, 2023 in the amount of $0.15 per share, or $6.3 million in the aggregate. KM&T received approximately $1.0 million in respect to its common shares.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; uncertainties in estimating our economically recoverable reserves and resources; the inability to fund necessary capital expenditures or successfully complete capital projects; strikes, other forms of work stoppage or slowdown or other union activities; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us; our payment of any dividends; financial assurance requirements; the impact of competition on the sales of our products; inflation risks; increasing costs or a lack of availability of transportation services; the seasonal demand for our products; risks associated with our international operations and sales, including changes in currency exchange rates; the impact of anticipated changes in potash product prices and customer application rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with environmental, health and safety laws and regulations; environmental liabilities; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; changes in laws, industry standards and regulatory requirements; product liability claims and product recalls; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; our ability to successfully implement our strategies; plans to develop our lithium resource, including market entry and market changes from potential competing technologies; the useful life of our mine properties; our expectation of extending the Goderich mineral lease; conversion of mineral resources into mineral reserves; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our continued ability to access ambient lake brine in the Great Salt Lake; our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses; outbreaks of contagious disease or similar public health threats; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the annual period ended September 30, 2022.

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our outlook, including expected sales volumes and costs; existing or potential capital expenditures; capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed or recently enacted legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments, tax refunds and valuation allowances; leverage ratios; realization of potential savings from our restructuring activities; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation, including our ability to recover inflation-based cost increases; the seasonality of our business; the effects of climate change; and the impact of the global economy, COVID-19 pandemic and the war in Ukraine on us. These forward-looking statements are only predictions. Actual events or results may differ materially.

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
Kingdom (“U.K.”) include only England, Scotland and Wales. Except for lithium quantities which are stated in metric tons or where otherwise noted, all references to tons refer to “short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds and one metric ton equals 2,204.6 pounds. Compass Minerals and Protassium+ and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

Discontinued Operations

On March 16, 2021, the Board of the Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi Eletroquímica Ltda. (“Fermavi”) and our North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing our leverage and enabling increased focus on optimizing our core businesses.

As described further in Item 1, Note 2 of our Consolidated Financial Statements, we sold our South America specialty plant nutrition business, a component of our North America micronutrient business, our Fermavi investment and our South America chemicals business, respectively.

We believe these dispositions were conducted through a single disposal plan representing a strategic shift that has had a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The dispositions were completed during fiscal 2022; accordingly, the results of operations of the Specialty Businesses are presented as discontinued operations in the Consolidated Statements of Operations for the three and six months ended March 31, 2022.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2023, we operated 12 production and packaging facilities, including:
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

Additionally, we are pursuing development of a sustainable lithium brine resource near Ogden, UT to support the North American battery market and we are a minority owner of Fortress North America, LLC (“Fortress”), a next-generation fire retardant company. On May 5, 2023, we acquired the remaining 55% interest in Fortress as described in Item1, Note 7 of our

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Consolidated Financial Statements. Prior to the acquisition, Fortress entered into an agreement with the U.S. Forest Service to supply product and provide associated services for the 2023 fire season.

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and six months ended March 31, 2023 and 2022, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED MARCH 31
* Refer to “—Reconciliation of Net Loss from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Commentary: Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

•Total sales decreased 8%, or $37.4 million, due to lower Salt and Plant Nutrition segment sales. The decrease in sales for both Salt and Plant Nutrition reflected lower sales volumes, partially offset by higher average sales prices.
•Operating earnings increased 140%, or $27.9 million, to $47.9 million, reflecting higher Salt operating earnings which were partially offset by lower Plant Nutrition operating earnings. Salt operating earnings increased due primarily to higher average sales prices, which were partially offset by higher SG&A costs, including restructuring costs. Plant Nutrition operating earnings decreased due primarily to lower sales volumes as the unusually wet weather in our California market reduced demand, higher per-unit product costs and higher per-unit distribution costs reflective of the higher proportion of sales to more distant markets, partially offset by higher average sales prices. Corporate and Other segment operating loss declined from the prior year quarter primarily reflecting the absence of legal and accrued settlement costs associated with the SEC investigation partially offset by severance costs related to the restructuring activities recorded in the second quarter of 2023.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 19%, or $12.6 million.
•Diluted net loss per share improved by $0.32 to $0.53 per share.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

•Total sales decreased 2%, or $16.5 million, due to a decrease in our Plant Nutrition segment sales, which was partially offset by slightly higher Salt segment sales. The decline in Plant Nutrition sales was primarily driven by lower sales volumes, partially offset by higher average sales prices. The increase in Salt sales primarily reflects higher sales prices.
•Operating earnings increased 88%, or $35.4 million, due to an increase in the Salt segment driven primarily by higher average sales prices, which were partially offset by higher per-unit product and distribution costs. The Salt increase in operating earnings was partially offset by a decrease in our Plant Nutrition segment due to lower sales volumes, partially offset by higher average sales price. Corporate and Other segment SG&A expenses decreased primarily reflecting the absence of legal and accrued settlement costs associated with the SEC investigation and lower consulting costs, partially offset by costs related to current year restructuring activities.
•Adjusted EBITDA increased 13%, or $16.0 million.
•Diluted net loss per common share of $0.55 improved from diluted net loss of $0.62 per common share.

THREE AND SIX MONTHS ENDED MARCH 31
Commentary: Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Gross Profit: Increased 32%, or $20.6 million; Gross Margin increased 7 percentage points to 21%
•Salt segment gross profit increased $25.4 million primarily due to higher average sales prices and lower per-unit logistics costs, which were partially offset by lower sales volumes (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $4.8 million due to higher per-unit product costs, lower sales volumes and higher per-unit logistics costs, which were partially offset by higher average sales prices (see Plant Nutrition operating results).

Commentary: Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

Gross Profit: Increased 25%, or $30.7 million; Gross Margin increased 4 percentage points to 20%
•Salt segment gross profit increased $34.5 million primarily due to higher average sales prices, which were partially offset by higher per-unit product and distribution costs (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $3.8 million due to higher per-unit product costs, lower sales volumes and higher per-unit distribution costs, which were partially offset by higher average sales prices (see Plant Nutrition operating results).

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

SG&A: Decreased $7.3 million; decreased 0.8 percentage points as a percentage of sales from 9.9% to 9.1%
•The decrease in SG&A expense was primarily due to corporate lower legal expenses due to higher costs in the prior period related to the recently completed SEC investigation, partially offset by costs related to our recently announced restructuring activities.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Interest Income: Increased to $1.9 million
•The increase in interest income is primarily due to a higher cash balance during the current period resulting from proceeds received from the private placement of our common stock.

Interest Expense: Increased $0.3 million to $14.2 million
•Interest expense increased $0.3 million as higher interest rates in the current period were mostly offset by lower debt levels.

(Gain) Loss on Foreign Exchange: Changed $3.2 million from a loss of $3.0 million to a gain of $0.2 million
•We realized foreign exchange gains of $0.2 million in the second quarter of fiscal 2023 compared to losses of $3.0 million in the same quarter of the prior fiscal year, primarily reflecting changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: Decreased $0.3 million to $1.4 million
•We realized a net loss in equity investees of $1.4 million for the three months ended March 31, 2023 compared to $1.7 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses position themselves for commercialization.

Other Expense: Increased to an expense of $0.9 million
•The increase is due primarily to the mark to market of economic hedges that were de-designated from hedge accounting during the quarter ended March 31, 2023.

Income Tax (Benefit) Expense: Increased $24.7 million from $30.4 million to $55.1 million
•Income tax expense increased primarily due to higher pretax book income in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 partially offset by lower valuation allowance expense recorded in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
•Our effective tax rate of 164% for the three months ended March 31, 2023 is primarily driven by the income mix by country with income recognized in foreign jurisdictions partially offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, the interest related to Canadian provincial tax authority assessments has a greater impact on the effective tax rate when pretax book income decreases. See Item 1, Note 8 to the Consolidated Financial Statements.
•Our income tax provision for the three months ended March 31, 2023 and 2022 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense. Additionally, the income tax provision for the three months ended March 31, 2022 included interest expense recognition differences for tax and financial reporting purposes and nondeductible contingent loss accrual.

Net Earnings from Discontinued Operations: $16.9 million in the second quarter of fiscal 2022
•The net earnings from discontinued operations for the prior period includes the results from our chemicals business in South America net of an impairment loss recognized prior to the April 20, 2022 sale date.
•The prior period net earnings of the South America chemicals business included a $20.4 million foreign currency exchange gain and an impairment loss of $16.3 million to record the net assets of the South America chemical business at fair value less cost to sell which reflected the foreign currency translation adjustment. Refer to Item 1, Note 2 to the Consolidated Financial Statements for additional details.

Commentary: Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

SG&A: Decreased $4.7 million; Decreased 0.4 percentage points as a percentage of sales from 10.8% to 10.4%
•The decrease in SG&A expense was primarily due to lower corporate legal expenses due to higher costs in the prior period related to the recently completed SEC investigation and executive transition costs, partially offset by higher stock-based compensation and costs related to restructuring activities in the current period.

Interest Income: Increased $2.7 million from $0.3 million to $3.0 million
•The increase in interest income is primarily due to a higher cash balance during the current period resulting from proceeds received from the private placement of our common stock.

Interest Expense: Increased $0.3 million to $28.1 million
•Interest expense increased as lower debt levels in the current period were offset by higher interest rates.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Loss on Foreign Exchange: Decreased $0.3 million from a loss of $2.6 million to a loss of $2.3 million
•We realized foreign exchange losses of $2.3 million and $2.6 million in the first six months of 2023 and 2022, respectively, due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: Increased $0.2 million to $2.3 million
•We realized a net loss in equity investees of $2.3 million for the six months ended March 31, 2023 compared to $2.1 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses position themselves for commercialization.

Other Expense: Increased $0.9 million from expense of $0.1 million to an expense of $1.0 million
•The increase is due primarily to the mark to market of economic hedges that were de-designated from hedge accounting during the quarter ended March 31, 2023.

Income Tax Expense: Increased $37.8 million from $29.2 million to $67.0 million
•Income tax expense increased primarily due to higher pretax book income in the six months ended March 31, 2023 as compared to the six months ended March 31, 2022 partially offset by lower valuation allowance expense recorded in the six months ended March 31, 2023 as compared to the six months ended March 31, 2022.
•Our effective tax rate of 149% for the six months ended March 31, 2023 is primarily driven by the income mix by country with income recognized in foreign jurisdictions partially offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, the interest related to Canadian provincial tax authority assessments has a greater impact on the effective tax rate when pretax book income decreases. See Item 1, Note 8 to the Consolidated Financial Statements.
•Our income tax provision for the six months ended March 31, 2023 and 2022 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense. Additionally, the income tax provision for the six months ended March 31, 2022 included interest expense recognition differences for tax and financial reporting purposes and nondeductible contingent loss accrual.

Net Earnings from Discontinued Operations: $11.4 million in the first six months of fiscal 2022
•The net earnings from our discontinued operations for the six months ended March 31, 2022 includes the results of the South America Chemicals business prior to the April 20, 2022 sale date.
•The prior period results of the South America chemicals business includes a foreign currency exchange rate gain of $17.3 million offset by an impairment loss of $24.7 million to record the net assets of the South America business at its fair value less cost to sell. Refer to Item 1, Note 2 to the Consolidated Financial Statements for additional details.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. The results of operations of the records management business and other incidental revenues, include sales of $2.9 million for the each of three months ended March 31, 2023 and 2022, and $5.6 million and $5.9 million for the six months ended March 31, 2023 and 2022, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Salt

THREE AND SIX MONTHS ENDED MARCH 31

	QTD 2023	QTD 2022	YTD 2023	YTD 2022
Salt Sales (in millions)	$360.5	$391.3	$668.6	$665.2
Salt Operating Earnings (in millions)	$73.1	$49.3	$120.2	$88.7
Salt Sales Volumes (thousands of tons)
Highway deicing	3,915	4,815	6,816	7,622
Consumer and industrial	488	516	1,108	1,149
Total tons sold	4,403	5,331	7,924	8,771
Average Salt Sales Price (per ton)
Highway deicing	$69.90	$62.31	$68.07	$60.85
Consumer and industrial	$177.77	$176.86	$184.63	$175.28
Combined	$81.87	$73.39	$84.37	$75.84
Commentary: Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

•Salt sales decreased 8%, or $30.8 million, primarily due to lower sales volumes, partially offset by higher average sales prices.
•Salt sales volumes decreased 17%, or 928,000 tons, reducing sales by approximately $61.0 million. Highway deicing sales volumes decreased 19%, reflecting the lower sales commitment volumes in North America which were partially offset by higher U.K. sales volumes in the second quarter of 2023. Consumer and industrial sales volumes decreased 5% due to lower deicing volumes.
•Average sales prices increased 12% partially offsetting the volume decline by approximately $30.2 million with increases in both highway and consumer and industrial average sales prices.
•Highway deicing average sales price increased 12% across all product categories as we have sought to improve our sales commitment portfolio to restore profitability and offset the impact of inflation on costs.
•Salt operating earnings increased 48%, or $23.8 million, primarily due to higher average sales prices and lower logistics costs in our C&I business, which were partially offset by higher SG&A costs. We incurred restructuring costs related to our cost savings initiatives of approximately $1.0 million during the period related to the Salt segment which contributed to the decline in Salt segment operating earnings.

Commentary: Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

•Salt sales increased 1%, or $3.4 million, primarily due to higher Salt average sales prices, which were mostly offset by lower sales volumes for both highway and consumer and industrial products.
•Average sales prices increased 11% and contributed $59.6 million to the increase in Salt sales due to increases in both highway and consumer and industrial average sales prices.
•Highway deicing average sales prices increased 12% due to higher North American highway deicing contract prices for the 2023 winter season. Consumer and industrial average sales prices increased 5% primarily due to higher sales prices primarily in response to the recent inflationary environment.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Salt sales volumes decreased 10% reducing sales by approximately $56.2 million. Highway deicing sales volumes decreased 11% primarily as a result of a decrease in North American sales commitments. Consumer and industrial sales volumes decreased 4% due to a decrease in deicing sales volumes.
•Salt operating earnings increased 36%, or $31.5 million, due primarily to higher average sales prices for both highway and consumer and industrial products, which were partially offset by higher per-unit product and logistics costs and restructuring costs recognized in the current period. Lower sales volumes compared to the prior period partially offset the increase in operating earnings.

Plant Nutrition

THREE AND SIX MONTHS ENDED MARCH 31

	QTD 2023	QTD 2022	YTD 2023	YTD 2022
Plant Nutrition Sales (in millions)	$47.7	$54.3	$89.3	$108.9
Plant Nutrition Operating (Loss) Earnings (in millions)	$(0.7)	$4.4	$10.3	$13.9
Plant Nutrition Sales Volumes (thousands of tons)	60	74	105	157
Plant Nutrition Average Sales Price (per ton)	$796	$736	$851	$696
Commentary: Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

•Plant Nutrition sales decreased 12%, or $6.6 million due to lower sales volumes, which were partially offset by higher average sales prices.
•Plant Nutrition sales volumes were lower year over year due to lower demand due to a combination of flooding conditions in California and uncertainty about future fertilizer prices causing users to cancel or delay purchases. The decline in sales volumes decreased sales by approximately $10.3 million.
•Plant Nutrition average sales prices increased 8%, which contributed approximately $3.7 million to partially offset the volume decline. Average sales prices increased from the prior period due to global supply and demand dynamics for fertilizer products which resulted in steadily increasing prices throughout fiscal 2022, which have subsequently declined from the peak.
•Plant Nutrition operating earnings decreased $5.1 million to an operating loss of $0.7 million primarily due to higher per-unit product costs driven by lower production volumes at our Ogden facility as well as higher energy, other input costs and costs of approximately $1.6 million related to a small fire at the Ogden facility, and proportionately fewer sales to more profitable regions, which were partially offset by higher average sales prices.

Commentary: Six Months Ended March 31, 2023 Compared to Six Months Ended March 31, 2022

•Plant Nutrition sales decreased 18%, or $19.6 million, from the prior year as lower sales volumes were partially offset by higher average sales prices.
•Plant Nutrition sales volumes decreased 33%, or 52,000 tons, which resulted in a $35.9 million decrease in sales due to a combination of weather conditions in select key markets, including California, and uncertainty about future fertilizer prices causing customers to cancel or delay purchases.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Plant Nutrition average sales prices increased 22%, which partially offset the decrease in sales volume by $16.3 million. Average sales prices increased from the prior period due to the strong worldwide economic climate for fertilizer products which resulted in steadily increasing sales prices throughout fiscal 2022, although prices have recently declined from the peak.
•Plant Nutrition operating earnings decreased $3.6 million to $10.3 million primarily reflecting higher per-unit product costs primarily due to lower production volumes at our Ogden production facility and higher energy and other input costs and proportionately fewer sales to more profitable regions, which were partially offset by significantly higher average sales prices.

Outlook

•With the bulk of the winter season over, Salt segment sales volumes for the fiscal year are expected to range from 11.35 million to 12.2 million tons, with EBITDA expected to range from $215 million to $255 million.
•Plant Nutrition segment product demand was adversely impacted during the first fiscal quarter by drought conditions in California, our largest market for SOP, followed by significant rainfall and flooding in California that impacted fertilizer application rates. Global pricing dynamics for SOP and similar products have shown signs of softening year to date. During the second fiscal quarter our Ogden facility experienced a temporary increase in natural gas costs due to temporary regional pipeline supply and demand dynamics. Plant Nutrition segment sales volumes and EBITDA are expected to range from 205,000 to 270,000 tons and $30 million to $60 million, respectively, in fiscal year 2023.
•Fiscal year 2023 capital expenditures are expected to range from a total of $150 million to $175 million. This amount includes $60 million to $75 million in connection with advancing phase-one of our lithium development.
•In April, we initiated a restructuring plan to reduce ongoing costs and further streamline the organization. The first phase of this initiative resulted in a charge of $3.3 million in the quarter ended March 31, 2023 with an additional $0.7 million anticipated in the quarter ended June 30, 2023. We continue to actively evaluate cost saving opportunities at our production and packaging facilities that could result in additional cost reductions. Accordingly, we may incur additional charges in fiscal 2023 as a result of these activities. For full-year fiscal 2024, we believe these actions, along with the elimination of certain consulting and other overhead costs after fiscal 2023, will benefit our operating expenses and adjusted EBITDA in the range of $17 to $18 million per year.
•On May 5, 2023, we completed the acquisition of the remaining 55% of Fortress for upfront consideration of approximately $26 million in cash, contingent consideration valued at approximately $28 million and an earn-out of $0.30 per gallon on Fortress product sold over a 10-year timeframe. Prior to the acquisition, Fortress entered into an agreement with the U.S. Forest Service to supply product and provide associated services for the 2023 fire season. Fortress is expected to generate between $20 million and $25 million of revenue and operating profit with EBITDA in the low double digit millions of dollars in fiscal 2023.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $300 million revolving credit facility and our $100 million revolving AR Securitization Facility.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2023, we had $40.0 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion, expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. In fiscal 2022, we revised our permanently reinvested assertion, expecting to repatriate an additional approximately $10 million of unremitted foreign earnings from our U.K. operations and in the second quarter of fiscal 2023 we revised it again expecting to repatriate an additional approximately $6 million of unremitted foreign earnings from our U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of March 31, 2023, consisting of a tax benefit of $0.7 million recorded in the first six months of fiscal year 2023, a $0.2 million tax benefit recorded in fiscal 2022 and tax expense of $4.7 million recorded in years prior to fiscal 2022. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the six months ended March 31, 2023, an additional valuation allowance of $15.8 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Cash and cash equivalents as of March 31, 2023 was $249.7 million. We generated $143.9 million of operating cash flows during the six months ended March 31, 2023, including a decrease in our working capital. During the six-month period ended March 31, 2023, we used cash on hand, cash flows from operations and cash proceeds from the private placement to fund capital expenditures of $43.7 million, pay down net debt of $123.1 million and pay dividends on our common stock of $12.6 million. Cash and cash equivalents of $249.7 million increased $203.6 million from September 30, 2022. Cash flows from operating activities totaled $143.9 million during the six months ended March 31, 2023, including net loss from continuing operations of $21.9 million, depreciation, depletion and amortization of $48.4 million, and a net working capital decrease of $99.4 million driven primarily by the seasonality of our Salt business and an increase in income tax payable due to the high effective tax rate driven by a U.S. valuation allowance. Our working capital decrease primarily reflects depleted inventory at the conclusion of the winter season which begins in the first quarter (ending December 31) of each fiscal year.

Indebtedness

As of March 31, 2023, we had $832.8 million of outstanding indebtedness, consisting of $250.0 million outstanding under our 4.875% Senior Notes due 2024, $500.0 million outstanding under our 6.75% Senior Notes due 2027, $16.9 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting entirely of term loans, and $65.9 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 9 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $13.6 million as of March 31, 2023 reduced available borrowing capacity under our revolving credit facility to $286.4 million. During the quarter ended December 31, 2022, we paid off the outstanding revolving credit facility balance utilizing proceeds from a private placement of common stock. Refer to Item 1, Note 12 of our Consolidated Financial Statements for additional details of the private placement transaction.

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

On May 5, 2023, we entered into an agreement to amend and restate our credit agreement entered into on November 26, 2019 (as in effect prior to such restatement, the “Existing Credit Agreement”) with a new $575 million senior secured credit agreement due May 5, 2028 (as amended, the “2023 Credit Agreement”), comprised of a $375 million revolving credit facility and $200 million term loan. The term loan is payable in quarterly installments of interest and principal beginning September 30, 2023. The 2023 Credit Agreement increases the Applicable Margins by 0.0025 basis points over those defined in the Existing Credit Agreement and adds an additional level at a consolidated total leverage ratio of greater than 4 to 1. Consolidated total net

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
debt includes the aggregate principal amount of total debt, net of unrestricted cash which was increased from $50.0 million to $75 million in the 2023 Credit Agreement. Proceeds from the 2023 Credit Agreement will be used to redeem our $250 million 4.875% Senior Notes on May 10, 2023 and pay off the Existing Credit Agreement term loan balance of $16.9 million. Refer to Item 1, Note 9 of our Consolidated Financial Statements for additional details.

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

Pursuant to the terms of the second amendment to our Credit Agreement, the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the Credit Agreement and discussed further below) was 5.0x for the quarter ended March 31, 2022, which steps down to 4.75x in the quarter ending March 31, 2024, and to 4.5x for the fiscal quarter ended June 30, 2024 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted EBITDA. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $50.0 million. Under the 2023 Credit Agreement, finalized May 5, 2023, all existing debt covenants remain unchanged except the amount of unrestricted cash allowed to reduce the aggregate principal amount of total debt in the calculation of the consolidated total net leverage ratio was increased from $50.0 million to $75 million. As of March 31, 2023, our consolidated total net leverage ratio was approximately 3.52x.

Although we are in compliance with our debt covenants as of March 31, 2023, we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
During fiscal 2023, we expect to spend between $90 million and $100 million of sustaining capital in our Salt and Plant Nutrition businesses. Additionally, we continue to develop our recently identified lithium resource at our Ogden facility and have spent approximately $8.0 million of capital thus far in fiscal 2023 towards the development phase of this sustainable lithium development project. For the full year of fiscal 2023, we have allocated between $60 million to $75 million for further development. We expect to achieve market entry with a lithium product by 2025 and expect significant capital and other expenditures would be required to achieve this market entry; however, the full amount of this expenditure is currently unknown and will depend on a number of factors, including the outcome of further engineering and design plans. For more information, refer to Part I, Item 1A, “Risk Factors” in our Form 10-K for the for the annual period ended September 30, 2022.

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

In connection with our strategy to strengthen and grow our essential minerals businesses, during the first and second quarters of fiscal 2022, we made $45 million equity investments in Fortress, building upon a previous $5 million investment. As of March 31, 2023, we have invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Fortress is a development stage company that is expected to achieve commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires during fiscal 2023.

On May 5, 2023, we acquired the remaining 55% interest in Fortress consisting of an initial cash payment of approximately $26 million, approximately $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures, and a cash earn-out based on volumes of Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provides us full ownership of all Fortress assets, contracts, and intellectual property.

The table below provides a summary of our cash flows by category, including cash flows from discontinued operations:

SIX MONTHS ENDED MARCH 31, 2023	SIX MONTHS ENDED MARCH 31, 2022
Operating Activities:
Net cash provided by operating activities were $143.9 million	Net cash provided by operating activities were $145.9 million
» Net losses were $21.9 million.	» Net losses were $9.7 million.
» Non-cash depreciation and amortization expense was $48.4 million.	» Non-cash depreciation and amortization expense was $56.2 million.
» Non-cash stock-based compensation expense was $13.7 million.	» Non-cash stock-based compensation expense was $7.8 million.
» Working capital items were a source of operating cash flows of $99.4 million.	» Working capital items were a source of operating cash flows of $61.3 million.
» Non-cash net loss in equity investees was $2.3 million.	» Non-cash net loss in equity investees was $2.1 million.
Investing Activities:
Net cash flows used in investing activities were $44.0 million	Net cash flows used in investing activities were $88.4 million
» Net cash flows used in investing activities included $43.7 million of capital expenditures.	» Net cash flows used in investing activities included equity method investments of $46.3 million.
» Included $43.5 million of capital expenditures.
Financing Activities:
Net cash flows provided by financing activities were $102.9 million	Net cash flows used in financing activities were $25.9 million
» Included net payments on our debt of $123.1 million.	» Included net payments on our debt of $14.5 million.
» Included net proceeds from private placement of common stock of $240.7 million.	» Included the payment of dividends of $10.5 million.
» Included the payment of dividends of $12.6 million.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
the end of each quarter. Our cash flows during the six months ended March 31 of each year reflect the seasonal decrease in inventory due to the end of the winter season and a decrease in accounts receivable as winter season sales are collected.

Other Matters

See Item 1, Notes 8 and 10 of our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Reconciliation of Net Loss from Continuing Operations to EBITDA and Adjusted EBITDA

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

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other infrequent items that management does not consider indicative of normal operations. Other infrequent items, such as executive transition costs and restructuring charges, involve distinct initiatives that are not reflective of future operations and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net loss from continuing operations	$(21.6)	$(29.0)	$(21.9)	$(21.1)
Interest expense	14.2	13.9	28.1	27.8
Income tax expense	55.1	30.4	67.0	29.2
Depreciation, depletion and amortization	24.5	27.9	48.4	56.2
EBITDA from continuing operations	72.2	43.2	121.6	92.1
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	3.1	4.5	13.7	7.7
Interest income	(1.9)	—	(3.0)	(0.3)
(Gain) loss on foreign exchange	(0.2)	3.0	2.3	2.6
Executive transition costs(a)	—	0.5	—	4.3
Restructuring charges(b)	3.7	—	3.7	—
Accrued loss and legal costs related to SEC investigation(c)	(0.4)	13.6	(0.1)	16.7
Other expense, net	0.9	—	1.0	0.1
Adjusted EBITDA from continuing operations	77.4	64.8	139.2	123.2
Adjusted EBITDA from discontinued operations	—	7.3	—	15.9
Adjusted EBITDA including discontinued operations	$77.4	$72.1	$139.2	$139.1
(a)We incurred severance and other costs related to executive transition.
(b)We incurred severance and related charges related to a reduction of its workforce.
(c)We recognized costs, net of reimbursements, related to the settled SEC investigation.

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

We are experiencing increases in logistics costs, prices for energy and other costs that have only been partially recovered through price increases for our products. We estimate that the impact of inflation increased logistics costs by approximately $2 million to $4 million for the three months ended March 31, 2023 and $9 million to $11 million for the six months ended March 31, 2023, and product costs by approximately $4 million to $6 million for the three months ended March 31, 2023 and $8 million to $10 million six months ended March 31, 2023). Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the annual period ended September 30, 2022 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

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

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets or at our Ogden facility could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for our deicing products. Drought or excessive precipitation could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may affect our operations and necessitate capital expenditures in the future, although capital expenditures for climate-related projects are not expected to be material in fiscal 2023. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item 1 “Business—Environmental, Health and Safety and Other Regulatory Matters” in our Annual Report on Form 10-K for the annual period ended September 30, 2022.

Global Economy

The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. We have continued producing and delivering essential products that support critical industries such as transportation, agriculture, chemical, food, pharmaceutical and animal nutrition. We have instituted several measures in response to the COVID-19 pandemic and have experienced negative impacts to our business from COVID-19, but our results of operations for the three and six months ended March 31, 2023, and 2022, were not materially affected by COVID-19, although the recent supply chain shortages and cost increases may be linked to COVID-19. Also, while we have no operations in Russia or Ukraine, we are continuing to monitor any broader impact from the current war in Ukraine, particularly with respect to energy costs and implications on global fertilizer market supply and demand conditions. The ultimate impact that any infectious outbreak or the war in Ukraine will have on our future results is unknown at this time. For more information, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the annual period ended September 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2023, due to the material weaknesses described below.

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

Remediation of Material Weaknesses

The Company has further defined and enhanced its management review attributes and increased the frequency of its privileged access reviews. Testing of these controls over privileged user access is currently underway.

The Company continues to assess and is in the process of enhancing and implementing certain internal controls over the sales and inventory processes in accordance with the remediation plans for those material weaknesses. Further enhancements related to inventory existence, sales pricing, and order entry are underway. These enhanced controls will be tested for effectiveness in future periods.

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

In recent years, sustained drought (as a result of climate change or otherwise) has lowered lake levels and increased mineral concentrations in the Great Salt Lake. If this continues, lower lake levels could impact mineral composition and our mineral harvesting process, amount and timing. Lake level fluctuations and other factors, including recent legislative actions in Utah or other state or federal actions to manage the salinity of the Great Salt Lake, could alter north arm lake levels and may disrupt our evaporation production cycle, impact our access to ambient lake brine in the Great Salt Lake or increase our capital expenditures and production costs.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2022, we entered into a Stock Purchase Agreement with KM&T, a subsidiary of Koch Industries, Inc., pursuant to which we agreed to issue and sell 6,830,700 shares of our common stock at a purchase price of $36.87 for aggregate net proceeds of approximately $240.7 million, net of transaction costs. On October 18, 2022, we closed the direct private placement with KM&T, through its affiliate KM&T Investment Holdings, LLC, resulting in their ownership of approximately 17% of our outstanding common stock. We expect to use approximately $200 million of the proceeds from the private placement to advance the first development phase of our sustainable lithium development project at our Ogden site. We used the remaining $40.7 million of proceeds to reduce debt. As part of the Stock Purchase Agreement, KM&T has appointed two members to our board of directors, effective November 13, 2022. Refer to Part I, Item 1, Note 16 for additional details.

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
10.1
Amendment and Restatement Agreement to the Credit Agreement, dated as of May 5, 2023, by and among Compass Minerals International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 5, 2023).

31.1*	Section 302 Certifications of Kevin S. Crutchfield, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Lorin Crenshaw, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Kevin S. Crutchfield, President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 9, 2023	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer
(Principal Financial Officer)