Form 10-Q
period 2023-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2023-08-08
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of August 4, 2023, was 41,150,609 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2023	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$58.0	$46.1
Receivables, less allowance for doubtful accounts of $2.9 at June 30, 2023 and $3.4 at September 30, 2022	95.8	167.2
Inventories	340.1	304.4
Other	38.2	44.3
Total current assets	532.1	562.0
Property, plant and equipment, net	817.1	776.6
Intangible assets, net	119.9	45.4
Goodwill	103.3	56.4
Equity method investments	—	46.6
Other	160.2	156.5
Total assets	$1,732.6	$1,643.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$—
Accounts payable	96.9	114.7
Accrued salaries and wages	24.9	22.2
Income taxes payable	21.0	1.0
Accrued interest	4.1	14.1
Accrued expenses and other current liabilities	94.1	81.1
Total current liabilities	246.0	233.1
Long-term debt, net of current portion	716.0	947.6
Deferred income taxes, net	61.5	63.4
Other noncurrent liabilities	172.4	143.0
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at June 30, 2023 and 35,367,264 issued shares at September 30, 2022	0.4	0.4
Additional paid-in capital	409.7	152.1
Treasury stock, at cost — 1,049,686 shares at June 30, 2023 and 1,196,300 shares at September 30, 2022	(8.6)	(7.3)
Retained earnings	225.8	226.5
Accumulated other comprehensive loss	(90.6)	(115.3)
Total stockholders’ equity	536.7	256.4
Total liabilities and stockholders’ equity	$1,732.6	$1,643.5
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Sales	$207.6	$214.7	$971.1	$994.7
Shipping and handling cost	53.8	58.7	291.3	314.5
Product cost	119.2	122.1	490.0	521.8
Gross profit	34.6	33.9	189.8	158.4
Selling, general and administrative expenses	35.2	37.4	114.6	121.5
Operating (loss) earnings	(0.6)	(3.5)	75.2	36.9

Other (income) expense:
Interest income	(1.7)	(0.2)	(4.7)	(0.5)
Interest expense	14.3	13.4	42.4	41.2
Loss (gain) on foreign exchange	2.3	(6.1)	4.6	(3.5)
Net loss in equity investee	0.8	1.3	3.1	3.4
Gain from remeasurement of equity method investment	(16.2)	—	(16.2)	—
Other expense (income), net	2.7	(0.1)	3.7	—
(Loss) earnings from continuing operations before income taxes	(2.8)	(11.8)	42.3	(3.7)
Income tax (benefit) expense from continuing operations	(42.7)	(1.1)	24.3	28.1
Net earnings (loss) from continuing operations	39.9	(10.7)	18.0	(31.8)
Net earnings from discontinued operations	—	2.8	—	14.2
Net earnings (loss)	$39.9	$(7.9)	$18.0	$(17.6)

Basic net earnings (loss) from continuing operations per common share	$0.96	$(0.32)	$0.44	$(0.94)
Basic net earnings from discontinued operations per common share	—	0.08	—	0.42
Basic net earnings (loss) per common share	$0.96	$(0.23)	$0.44	$(0.52)

Diluted net earnings (loss) from continuing operations per common share	$0.96	$(0.32)	$0.44	$(0.94)
Diluted net earnings from discontinued operations per common share	—	0.08	—	0.42
Diluted net earnings (loss) per common share	$0.96	$(0.23)	$0.44	$(0.52)

Weighted-average common shares outstanding (in thousands):
Basic	41,142	34,154	40,663	34,105
Diluted	41,142	34,154	40,663	34,110
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net earnings (loss)	$39.9	$(7.9)	$18.0	$(17.6)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $0.0 for the three and nine months ended June 30, 2023 and 2022	—	0.1	0.1	0.3
Unrealized gain (loss) on cash flow hedges, net of tax of $0.0 and $0.3 for the three and nine months ended June 30, 2023, respectively, and $(0.4) and $0.0 for the three and nine months ended June 30, 2022, respectively	2.2	(4.4)	(1.7)	(5.4)
Cumulative translation adjustment	11.8	29.2	26.3	36.1
Comprehensive income	$53.9	$17.0	$42.7	$13.4
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended June 30, 2023 and 2022
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$226.5	$(115.3)	$256.4
Comprehensive (loss) income	—	—	—	(0.3)	9.0	8.7
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	10.6	—	—	—	10.6
Balance, December 31, 2022	$0.4	$403.4	$(7.6)	$219.9	$(106.3)	$509.8
Comprehensive (loss) income	—	—	—	(21.6)	1.7	(19.9)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.3)	(1.0)	—	—	(1.3)
Stock-based compensation	—	3.1	—	—	—	3.1
Balance, March 31, 2023	$0.4	$406.2	$(8.6)	$192.0	$(104.6)	$485.4
Comprehensive income	—	—	—	39.9	14.0	53.9
Dividends on common stock ($0.15 per share)	—	—	—	(6.1)	—	(6.1)
Stock-based compensation	—	3.5	—	—	—	3.5
Balance, June 30, 2023	$0.4	$409.7	$(8.6)	$225.8	$(90.6)	$536.7

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$272.4	$(110.5)	$293.1
Comprehensive income (loss)	—	—	—	2.4	(5.7)	(3.3)
Dividends on common stock ($0.15 per share)	—	(0.1)	—	(5.2)	—	(5.3)
Stock options exercised, net of shares withheld for taxes	—	0.2	—	—	—	0.2
Stock-based compensation	—	3.3	—	—	—	3.3
Balance, December 31, 2021	$0.4	$139.7	$(5.5)	$269.6	$(116.2)	$288.0
Comprehensive (loss) income	—	—	—	(12.1)	11.8	(0.3)
Dividends on common stock ($0.15 per share)	—	—	—	(5.2)	—	(5.2)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.4)	—	—	(0.5)
Stock-based compensation	—	4.5	—	—	—	4.5
Balance, March 31, 2022	$0.4	$144.1	$(5.9)	$252.3	$(104.4)	$286.5
Comprehensive (loss) income	—	—	—	(7.9)	24.9	17.0
Dividends on common stock ($0.15 per share)	—	—	—	(5.2)	—	(5.2)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(1.3)	—	—	(1.4)
Stock options exercised, net of shares withheld for taxes	—	0.1	—	—	—	0.1
Stock-based compensation	—	3.9	—	—	—	3.9
Balance, June 30, 2022	$0.4	$148.0	$(7.2)	$239.2	$(79.5)	$300.9
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net earnings (loss)	$18.0	$(17.6)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	72.7	83.2
Amortization of deferred financing costs	2.5	2.2
Early extinguishment of debt	1.1	—
Stock-based compensation	17.2	11.7
Deferred income taxes	(4.7)	15.9
Unrealized foreign exchange loss (gain)	4.5	(19.8)
Loss on impairment of long-lived assets	—	23.1
Net loss in equity investees	3.1	3.4
Gain from remeasurement of equity method investment	(16.2)	—
Other, net	3.3	2.0
Changes in operating assets and liabilities, net of acquisition:
Receivables	73.7	5.6
Inventories	(28.1)	48.0
Other assets	9.7	(6.6)
Accounts payable and accrued expenses and other current liabilities	(19.3)	7.5
Other liabilities	(16.2)	(9.7)
Net cash provided by operating activities	121.3	148.9
Cash flows from investing activities:
Capital expenditures	(78.9)	(68.9)
Proceeds from sale of business	—	61.2
Acquisition of business, net of cash acquired	(18.9)	—
Investments in equity method investees	—	(46.3)
Other, net	(2.5)	0.9
Net cash used in investing activities	(100.3)	(53.1)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	66.7	346.3
Principal payments on revolving credit facility borrowings	(218.2)	(341.7)
Proceeds from issuance of long-term debt	237.5	50.8
Principal payments on long-term debt	(311.7)	(106.6)
Net proceeds from private placement of common stock	240.7	—
Dividends paid	(18.7)	(15.7)
Deferred financing costs	(3.9)	(0.4)
Proceeds from stock options exercised	—	0.3
Shares withheld to satisfy employee tax obligations	(1.6)	(1.9)
Other, net	(0.9)	(0.9)
Net cash used in financing activities	(10.1)	(69.8)
Effect of exchange rate changes on cash and cash equivalents	1.0	0.2
Net change in cash and cash equivalents	11.9	26.2
Cash and cash equivalents, beginning of the year	46.1	21.0
Cash and cash equivalents, end of period	58.0	47.2
Less: cash and cash equivalents included in current assets held for sale	—	—
Cash and cash equivalents of continuing operations, end of period	$58.0	$47.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$50.2	$44.6
Income taxes paid, net of refunds	$11.9	$17.0
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading North American producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. Additionally, the Company is pursuing development of a sustainable lithium brine resource to support the North American battery market and is the owner of Fortress North America, LLC (“Fortress”), a next-generation fire retardant company (See Note 2 for a discussion of the acquisition of the remaining Fortress ownership interests). The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services to businesses located in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

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

The Company experiences a substantial amount of seasonality in its sales, including its deicing salt product sales. As a result, Salt segment sales and operating income are generally higher in the first and second fiscal quarters (ending December 31 and March 31) and lower during the third and fourth fiscal quarters (ending June 30 and September 30) of each year. In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the products are used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the first, third and fourth fiscal quarters (ending December 31, June 30 and September 30) to meet the estimated requirements for the winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The Company’s plant nutrition business is also seasonal. As a result, the Company and its customers generally build inventories during the plant nutrition business’ low demand periods of the year (which are typically winter and summer, but can vary due to weather and other factors) to ensure timely product availability during the peak sales seasons (which are typically spring and autumn, but can also vary due to weather and other factors). Lastly, the results of Fortress, the Company’s newly acquired fire retardant business, are also seasonal with peak demand for its fire retardant products and services occurring from June through September.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
continuing operations. See Note 2 for information on the Company’s business acquisition, Note 3 for information on discontinued operations and Note 12 for information on the Company’s reportable segments.

Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.” ASU 2021-08 requires the company acquiring contract assets and contract liabilities obtained in a business combination to recognize and measure them in accordance with Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers”. Following the acquisition date, the company acquiring the business should record related revenue as if it had originated the contracts. Before the update, contract assets and contract liabilities from acquired contracts were recognized by the acquiring company at fair value on the acquisition date. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including in interim periods, for any financial statements that have not yet been issued. The Company early adopted these requirements, effective on January 1, 2023, with no material impact to its consolidated financial statements.

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

The Company concluded that the sale of the Specialty Businesses represented a strategic shift for the Company that would have a material effect on its operations and financial results. Consequently, the Specialty businesses were reclassified as discontinued operations on the Consolidated Statements of Operations. See Note 3 for further discussion of the sales of these businesses.

Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations.

2.    Business Acquisition:

The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with the FASB ASC Topic 805, Business Combinations. The Company records assets acquired and liabilities assumed at their respective fair value at the date of acquisition. Management uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Such estimates are inherently uncertain and may be subject to refinement. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill, to the extent such information was not available to the Company at the acquisition date to determine such amounts. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s Consolidated Statements of Operations.

Accounting for business combinations requires the Company to make significant estimates and assumptions at the acquisition date. Significant assumptions relevant to the determination of the fair value of the tangible and intangible assets acquired and liabilities assumed include, but are not limited to, expected future cash flows, discount rates, royalty rates, in-process and developed technology lifecycle and obsolescence rates and other assumptions. The approach to valuing the initial contingent consideration, including milestone achievement and the earn-out, associated with the purchase price also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent milestone achievement and earn-out periods, discounted for the period over which the initial contingent consideration is measured, and relevant volatility rates. Based upon these assumptions, the initial earn-out contingent consideration is then valued using a Monte Carlo simulation.

All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred. Changes in the fair value of contingent consideration arrangements that are not measurement period adjustments are recognized in earnings. In the event the Company acquires an entity with which the Company has a preexisting

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
relationship, the Company will generally recognize a gain or loss to remeasure its previously held equity interest at acquisition date fair value on its Consolidated Statements of Operations.

Background

On November 2, 2021, the Company announced an investment in Fortress, a next-generation fire retardant business dedicated to developing and producing a portfolio of magnesium chloride-based fire retardant products to help combat wildfires. On May 5, 2023, the Company acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provided the Company full ownership of all Fortress assets, contracts, and intellectual property. The Company is currently performing the analysis needed to finalize the fair values of intangible assets, intangible asset useful lives and the final purchase price including the value of contingent consideration.

Purchase Price Allocation

The fair value of the milestone contingent consideration is estimated using a probability-weighted discounted cash flow model with significant inputs not observable in the market and is therefore considered a Level 3 measurement (see Note 15 for a discussion of the levels in the fair value hierarchy) while the earn-out is valued using a Monte Carlo simulation, also a Level 3 measurement. A summary of the acquisition-date fair value of the consideration transferred is presented in the table below (in millions):

May 5, 2023
Cash paid at closing(a)	$25.4
Fair value of contingent consideration(b)	47.4
Fair value of 45% equity investment	59.6
Total	$132.4
(a)    Gross amount of cash held at Fortress at the time of the acquisition.
(b)    Contingent consideration includes the fair value of payments to be made upon the achievement of certain performance measures ($22.9 million) and the 10-year cash earn-out ($24.5 million), both described in the Background section above.

Prior to the acquisition date, the Company accounted for its 45% interest in Fortress as an equity method investment. The acquisition-date fair value of the previously held equity investment was $59.6 million and is included in the consideration transferred. To measure the acquisition-date fair value of the previously held equity interest, the Company utilized a market-based approach which relied on Level 3 inputs (see Note 15 for a discussion of the levels in the fair value hierarchy). The Company recognized a $16.2 million non-cash gain as a result of remeasuring the value of its prior equity interest in Fortress, which is generally attributable to Fortress’ advancement from a pre-revenue, development-stage company to commercialization. The gain is reported in the “Gain from remeasurement of equity method investment” line in the Consolidated Statement of Operations. Acquisition-related expenses were not material.

Under the acquisition method of accounting, the total purchase price is allocated on a preliminary basis to Fortress’ assets and liabilities based upon their estimated fair values as of the date of completion of the acquisition. Based upon the estimated purchase price and the preliminary valuation, the purchase price allocation, which is subject to change based on the Company’s final analysis, is presented in the table below (in millions):

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Purchase Price Allocation
Cash and cash equivalents	$6.5
Inventories	3.7
Other current assets	0.5
Property, plant and equipment	2.5
Identified intangible assets	75.3
Other noncurrent assets	0.8
Accounts payable	(0.3)
Accrued expenses and other current liabilities	(1.4)
Other noncurrent liabilities	(1.3)
Total identified intangible assets	$86.3
Goodwill	46.1
Total fair value of business combination	$132.4

The total purchase price in excess of the net identifiable assets was recognized as goodwill in the amount of $46.1 million at the acquisition date and has been included in the Company’s Corporate & Other segment. The goodwill recognized reflects expected earning potential of the business, synergies associated with the use of the Company’s existing systems and resources and logistics and production synergies including the magnesium chloride products used in the fire retardant products. Currently, the Company expects the full amount of goodwill to be deductible for tax purposes.

In connection with the acquisition, the Company acquired identifiable intangible assets which consisted of customer relationships, developed technology, in-process research and development and trade name. The fair values were determined using Level 3 inputs (see Note 15 for a discussion of the levels in the fair value hierarchy). The fair value of the customer relationships was estimated using an income approach method while the fair values of developed technology and in-process R&D were estimated using the relief from royalty method. The in-process research and development includes potential future-generation retardant products. The estimated fair values and weighted average amortization period of the identifiable intangible assets are presented in the table below:

	Estimated Fair Value (in millions)	Weighted-Average Amortization Period (in years)
Customer relationships	$56.8	25 years
Developed technology	2.4	10 years
In-process research and development	15.9	Indefinite
Trade name	0.2	5 years
Total identified intangible assets	$75.3

Pro forma results of operations for this acquisition are not presented because the acquisition is not material to the Company's consolidated results of operations for the period ended June 30, 2023 due to the historical pre-revenue stage of Fortress.

3.    Discontinued Operations:

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
proceeds receivable of approximately $4.8 million (based on exchange rates at the time of closing). As of June 30, 2023 approximately R$22.5 million Brazilian reais of deferred proceeds remains outstanding.

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

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2022	2022
Sales	$6.9	$53.6
Shipping and handling cost	0.3	2.8
Product cost	3.1	28.4
Gross profit	3.5	22.4
Selling, general and administrative expenses	0.5	3.5
Operating earnings	3.0	18.9
Interest expense	—	0.1
Gain on foreign exchange	(0.2)	(17.5)
Net (gain) loss on adjustment to fair value less estimated costs to sell	(1.6)	23.1
Other income, net	(0.1)	(0.6)
Earnings from discontinued operations before income taxes	4.9	13.8
Income tax expense (benefit)	2.1	(0.4)
Net earnings from discontinued operations	$2.8	$14.2

The significant components included in the Company’s Consolidated Statements of Cash Flows for discontinued operations are as follows (in millions):

Nine Months Ended June 30,
2022
Loss on impairment of long-lived assets	$23.1
Capital expenditures	(1.6)
Proceeds from sale of businesses	61.2

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
4.    Revenues:

Nature of Products and Services

The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softening, and agricultural and industrial applications. The Company’s Plant Nutrition segment produces and markets SOP in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. The Company operates a records management business utilizing excavated areas of its Winsford salt mine with one other location in London, England and is the owner of Fortress North America, a next-generation fire retardant company.

The Company has also entered into a full-service contract with the U.S. Forest Service (“USFS”). This contract is between Fortress and the USFS for the supply and service of long-term fire retardant to USFS designated air tanker bases.

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

The Company also derives revenue from full-service air base fire retardant contracts with customers. Full-service air bases include sales from the supply of fire retardant product and related equipment and service for inspection and loading the fire retardant onto aircraft at designated air tanker bases. The revenue derived from the contract with the USFS is comprised of three performance obligations, namely product sales, providing operations and maintenance personnel services and leasing of specified equipment. For full-service fire-retardant contracts, the Company identifies the fire-retardant product, equipment leases and services as separate units of account. The performance obligation for product sales is satisfied at a point in time when product is shipped and control is transferred to the customer, typically when the product is consumed by the customer. The services and leases represent “stand-ready obligations” and the revenue is recognized straight-line over the service period, which could be intermittent.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
good or service is transferred to the customer and when the customer pays for that good or service will be one year or less. Payment terms vary by contract and sales to customers are deemed collectible at the time of sale based on customer history, prior credit checks, and controls around customer credit limits.

Sales and other taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue.

Refunds, Returns and Warranties

The Company’s products are generally not sold with a right of return and the Company does not generally provide credits or incentives, which may be required to be accounted for as variable consideration when estimating the amount of revenue to be recognized. The Company uses historical experience to estimate accruals for refunds due to manufacturing or other defects. Therefore, there is no estimated obligation for returns. Standard terms of delivery are generally included in the Company's contracts of sale, order confirmation documents and invoices.

Shipping and Handling

The Company uses the policy election to account for the shipping and handling activities as activities to fulfill the Company’s promise to transfer goods to the customer, rather than as a performance obligation. Accordingly, the costs of the shipping and handling activities are accrued for at the time of shipment.

Deferred Revenue

Deferred revenue represents billings under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities and the remaining portion is recorded in other non-current liabilities on the Consolidated Balance Sheets. Deferred revenue as of June 30, 2023 was approximately $1.2 million.

See Note 12 for disaggregation of sales by segment, type and geographical region.

5.    Inventories:

Inventories consist of the following (in millions):

	June 30, 2023	September 30, 2022
Finished goods	$272.4	$251.6
Raw materials and supplies	67.7	52.8
Total inventories	$340.1	$304.4

6.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2023	September 30, 2022
Land, buildings and structures, and leasehold improvements	$549.1	$534.8
Machinery and equipment	1,103.2	1,026.3
Office furniture and equipment	21.8	56.8
Mineral interests	170.6	167.1
Construction in progress	81.0	64.3
	1,925.7	1,849.3
Less: accumulated depreciation and depletion	(1,108.6)	(1,072.7)
Property, plant and equipment, net	$817.1	$776.6

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
7.    Goodwill and Intangible Assets, Net:

Amounts related to the Company’s amortization of intangible assets are as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Aggregate amortization expense	$0.8	$0.4	$1.6	$1.2
Amounts related to the Company’s goodwill are as follows (in millions):

	June 30, 2023	September 30, 2022
Plant Nutrition	$51.3	$50.9
Corporate & Other(a)	52.0	5.5
Total	$103.3	$56.4
(a)Includes approximately $46.1 million of goodwill related to the Company’s acquisition of Fortress, as discussed further in Note 2.
The change in goodwill between September 30, 2022, and June 30, 2023 was due to $46.1 million of goodwill recorded in Corporate and Other related to the acquisition of the Fortress business in May 2023 (see Note 2) and the impact from translating foreign-denominated amounts to U.S. dollars. As of June 30, 2023, there were no indicators necessitating an interim impairment test of the Company’s reporting units based on the Company’s review of operating performance, among other factors, for the relevant reporting units.

8.    Equity Method Investments:

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

On November 2, 2021, the Company announced its investment in Fortress. On May 5, 2023, the Company acquired the remaining 55% interest in Fortress not previously owned. Refer to Note 2 for additional details. As of March 31, 2023, the Company had invested $50 million in Fortress in exchange for an ownership interest of approximately 45%. Under the HLBV methodology available under the equity method of accounting, the Company had reflected its share of the income or loss of Fortress in its results each period on a one quarter reporting lag. The Company recorded $0.3 million and $1.8 million for its share of Fortress’ net losses in the three and nine months ended June 30, 2023, respectively, and $1.1 million and $2.4 million for its share of Fortress’ net losses in the three and nine months ended June 30, 2022, respectively.

The carrying value of the Company’s equity investment in Fortress was in excess of its share of Fortress’s net book value by approximately $27 million as of March 31, 2023. The basis difference primarily represented incremental value attributable to intangible assets and goodwill that had not been recognized in the financial statements of Fortress. The Company had liquidation preference under the terms of Fortress’ LLC agreement. Additionally, the Company had the right to purchase units from other Fortress unit holders and the right of first refusal to purchase all or any portion of any available Fortress units, both subject to certain conditions.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The balance of the Company’s net investment in Fortress was $44.3 million and $45.8 million as of March 31, 2023 and September 30, 2022, respectively, and was recorded in equity method investments in the Consolidated Balance Sheets. The Company also has other immaterial equity investments valued at $0.0 million and $0.8 million as of June 30, 2023 and September 30, 2022, respectively, for which it has recorded $0.5 million and $1.3 million for its share of losses in the three and nine months ended June 30, 2023, respectively, and $0.2 million and $1.0 million for its share of losses in the three and nine months ended June 30, 2022, respectively.

9.    Income Taxes:

The Company’s effective income tax rate differs from the U.S. statutory federal income tax rate primarily due to U.S. statutory depletion, state income taxes (net of federal tax benefit), nondeductible executive compensation over $1 million, foreign income, mining and withholding taxes, base erosion and anti-abuse tax, and valuation allowances recorded on deferred tax assets. For the nine months ended June 30, 2022, there were also interest expense recognition differences for book and tax purposes.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended June 30, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the nine months ended June 30, 2023, an additional valuation allowance of $10.8 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of June 30, 2023, and September 30, 2022, the Company had $73.4 million and $94.1 million, respectively of gross foreign federal NOL carryforwards that have no expiration date and $3.3 million and $3.2 million, respectively of net operating tax-effected state NOL carryforwards which expire beginning in 2035.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2017. The reassessments are a result of ongoing audits and total $180.2 million, including interest, through June 30, 2023. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $146.9 million performance bond and has paid $37.6 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at June 30, 2023, and September 30, 2022), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2023, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s Annual Report on Form 10-K for the annual period ended September 30, 2022.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
10.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2023	September 30, 2022
4.875% Senior Notes due July 2024	$—	$250.0
Term Loan due January 2025	—	16.9
Revolving Credit Facility due January 2025	—	151.5
6.75% Senior Notes due December 2027	500.0	500.0
Term Loan due May 2028	200.0	—
Revolving Credit Facility due May 2028	—	—
AR Securitization Facility expires June 2025	30.2	37.5
	730.2	955.9
Less unamortized debt issuance costs	(9.2)	(8.3)
Total debt	721.0	947.6
Less current portion	5.0	—
Long-term debt	$716.0	$947.6

On May 5, 2023, the Company entered into an agreement to amend and restate the Company’s credit agreement entered into on November 26, 2019 (as amended, the “2019 Credit Agreement”, as in effect prior to such restatement, the “Existing Credit Agreement”) with a new $575 million senior secured credit agreement due May 5, 2028 (as amended, the “2023 Credit Agreement”), comprised of a $375 million revolving credit facility and a $200 million term loan. The term loan is payable in quarterly installments of interest and principal beginning September 30, 2023. The 2023 Credit Agreement increases the Applicable Margins by 25 basis points over those defined in the Existing Credit Agreement and added an additional level to the pricing grid at a consolidated total leverage ratio of greater than 4:00 to 1.00. Proceeds from the 2023 Credit Agreement were used by the Company to redeem its $250 million 4.875% Senior Notes on May 10, 2023 and pay off the Existing Credit Agreement term loan balance of $16.9 million.

The 2023 Credit Agreement, among other things, amended and restated the Existing Credit Agreement to (i) increase the Revolving Commitments (as defined in the Existing Credit Agreement) from $300 million to $375 million and extend the maturity date of the Revolving Commitments to May 5, 2028, (ii) refinance the Term Loans (as defined in the Existing Credit Agreement) with a new tranche of term loans in an aggregate principal amount equal to $200 million having a maturity date of May 5, 2028, and (iii) amend certain other terms of the Existing Credit Agreement, including, but not limited to, (a) expressly permit “run rate” cost savings in “Consolidated Adjusted EBITDA” (as defined in the Existing Credit Agreement) and (b) revise select covenants in the Existing Credit Agreement to, among other things, allow for Lithium Transactions (as defined below).

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

In connection with the 2023 Credit Agreement, the Company paid $4.3 million in fees ($3.9 million was capitalized as deferred financing costs with $0.4 million recorded as an expense). These capitalized costs are amortized over the term of the debt and are included as a component of interest expense in the Consolidated Statements of Operations. The Company incurred a loss on the extinguishment of debt of $1.1 million to write off previously capitalized deferred financing costs, which is included as a component of interest expense in the Consolidated Statements of Operations.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
As of June 30, 2023, the term loan and revolving credit facility under the 2023 Credit Agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of June 30, 2023, the weighted average interest rate on all borrowings outstanding under the term loan under the Credit Agreement was approximately 7.5%.

The Company is in compliance as of June 30, 2023 with its debt covenants under the 2023 Credit Agreement and its AR Securitization Facility. Pursuant to the terms of the 2023 Credit Agreement, the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the Credit Agreement and discussed further below) was 5.0x for the quarter ended June 30, 2023, which steps down to 4.75x in the quarter ending March 31, 2024, and to 4.5x for the fiscal quarter ended June 30, 2024 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million.

In November 2022, the Company entered into the third amendment to the 2019 Credit Agreement, principally to affect a transition from the London Inter-Bank Offered Rate to the Secured Overnight Financing Rate pricing benchmark provisions.

During the quarter ended December 31, 2022, the Company paid off the outstanding revolving credit facility balance utilizing proceeds from a private placement of common stock. Refer to Note 13 for additional details of the private placement transaction.

In January 2023, certain of the Company’s U.S. subsidiaries entered into the second amendment to the AR Securitization Facility with PNC Bank, which temporarily eased the restrictions of certain covenants contained in the agreement through March 2023. The amendment made certain adjustments to the financial tests including: (i) the default ratio and (ii) the delinquency ratio to make compliance with such tests more likely.

11.    Commitments and Contingencies:

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

Management cannot predict the outcome of legal claims and proceedings with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, individually or in the aggregate, have a material adverse effect on the Company’s results of operations, cash flows or financial position, except as otherwise described in Note 9 and this Note 11.

12.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. In connection with the executed business disposals discussed in Note 1 and Note 3, the Company has identified two reportable segments. The Specialty Businesses that comprised the Company’s former Plant Nutrition South America reportable segment and the North America micronutrient product business previously reported within the former Plant Nutrition North America reportable segment were classified as discontinued operations for all periods presented in its consolidated financial statements in this Quarterly Report on Form 10-Q.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

For the three and nine months ended June 30, 2023 and 2022, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. The results of operations for Fortress, the Company’s newly-acquired fire retardant business, are not material and are included in Corporate and Other in the tables below. Refer to Note 2 for a discussion of the acquisition.

Segment information is as follows (in millions):

Three Months Ended June 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$155.5	$47.5	$4.6	$207.6
Intersegment sales	—	2.8	(2.8)	—
Shipping and handling cost	48.2	5.6	—	53.8
Operating earnings (loss)(b)(c)	21.7	2.5	(24.8)	(0.6)
Depreciation, depletion and amortization	14.2	8.2	1.9	24.3
Total assets (as of end of period)	995.7	468.2	268.7	1,732.6

Three Months Ended June 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$156.2	$55.6	$2.9	$214.7
Intersegment sales	—	1.9	(1.9)	—
Shipping and handling cost	52.2	6.5	—	58.7
Operating earnings (loss)(b)	12.4	10.6	(26.5)	(3.5)
Depreciation, depletion and amortization	15.3	8.8	2.9	27.0
Total assets (as of end of period)	980.6	441.2	155.2	1,577.0

Nine Months Ended June 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$824.1	$136.8	$10.2	$971.1
Intersegment sales	—	7.1	(7.1)	—
Shipping and handling cost	274.9	16.4	—	291.3
Operating earnings (loss)(b)(c)	141.9	12.8	(79.5)	75.2
Depreciation, depletion and amortization	42.9	24.6	5.2	72.7

Nine Months Ended June 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$821.4	$164.5	$8.8	$994.7
Intersegment sales	—	5.0	(5.0)	—
Shipping and handling cost	294.0	20.5	—	314.5
Operating earnings (loss)(b)	101.1	24.5	(88.7)	36.9
Depreciation, depletion and amortization	47.7	26.4	9.1	83.2

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$79.0	$—	$—	$79.0
Consumer & Industrial Salt	76.5	—	—	76.5
SOP	—	50.3	—	50.3
Fire Retardant	—	—	1.9	1.9
Eliminations & Other	—	(2.8)	2.7	(0.1)
Sales to external customers	$155.5	$47.5	$4.6	$207.6

Three Months Ended June 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$78.5	$—	$—	$78.5
Consumer & Industrial Salt	77.7	—	—	77.7
SOP	—	57.5	—	57.5
Eliminations & Other	—	(1.9)	2.9	1.0
Sales to external customers	$156.2	$55.6	$2.9	$214.7

Nine Months Ended June 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$543.0	$—	$—	$543.0
Consumer & Industrial Salt	281.1	—	—	281.1
SOP	—	143.9	—	143.9
Fire Retardant	—	—	1.9	1.9
Eliminations & Other	—	(7.1)	8.3	1.2
Sales to external customers	$824.1	$136.8	$10.2	$971.1

Nine Months Ended June 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$542.3	$—	$—	$542.3
Consumer & Industrial Salt	279.1	—	—	279.1
SOP	—	169.5	—	169.5
Eliminations & Other	—	(5.0)	8.8	3.8
Sales to external customers	$821.4	$164.5	$8.8	$994.7
(a)Corporate and Other includes corporate entities, records management operations, the Fortress fire retardant business, equity method investments, lithium development costs and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, lithium-related expenses, as well as costs for the human resources, information technology, legal and finance functions.
(b)Corporate operating results include net reimbursements related to the settled SEC investigation of $0.1 million for the nine months ended June 30, 2023 and executive transition costs of $3.8 million for the nine months ended June 30, 2022. Corporate operating results for the three and nine months ended June 30, 2022 include a contingent loss accrual and costs related to the SEC investigation of $2.8 million and $19.5 million, respectively. Refer to Note 11 for more information regarding the SEC investigation.
(c)Beginning in April 2023, the Company has taken steps to align its cost structure to its current business needs. These initiatives resulted in restructuring charges of $2.2 million and $5.5 million, which impacted Corporate operating results for the three and nine months ended June 30, 2023, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue	2023	2022	2023	2022
United States(a)	$164.4	$167.8	$695.7	$716.9
Canada	35.9	36.7	224.5	230.6
United Kingdom	6.6	5.5	43.9	40.9
Other	0.7	4.7	7.0	6.3
Total revenue	$207.6	$214.7	$971.1	$994.7
(a)United States sales exclude product sold to foreign customers at U.S. ports.
13.    Stockholders’ Equity and Equity Instruments:

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

PSUs

Substantially all of the PSUs outstanding under the 2015 Plan and the 2020 Plan are either total stockholder return PSUs (“TSR

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

During the nine months ended June 30, 2023, the Company reissued the following number of shares from treasury stock: 118,971 shares related to the release of RSUs which vested and 65,168 shares related to stock payments. In fiscal 2022, the Company issued 117,390 net shares from treasury stock. The Company withheld a total of 37,525 shares with a fair value of $1.7 million related to the vesting of RSUs and stock payments during the nine months ended June 30, 2023. The fair value of the shares was valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized tax expense of $0.8 million from its equity compensation awards during the nine months ended June 30, 2023. During the nine months ended June 30, 2023 and 2022, the Company recorded $17.7 million and $13.2 million (includes $0.5 million and $1.5 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized.

The following table summarizes stock-based compensation activity during the nine months ended June 30, 2023:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2022	774,580	$60.68	208,735	$63.02	331,359	$71.51
Granted	—	—	318,380	37.19	183,974	68.33
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(128,573)	61.15	—	—
Cancelled/expired	(102,566)	67.75	(23,536)	45.05	(114,238)	66.61
Outstanding at June 30, 2023	672,014	$59.60	375,006	$42.88	401,095	$71.45
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
Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain in other postretirement benefits, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL are as follows (in millions):

Three Months Ended June 30, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(5.5)	$(2.6)	$1.3	$(97.8)	$(104.6)
Other comprehensive income before reclassifications(b)	0.4	—	—	11.8	12.2
Amounts reclassified from AOCL	1.8	—	—	—	1.8
Net current period other comprehensive income	2.2	—	—	11.8	14.0
Ending balance	$(3.3)	$(2.6)	$1.3	$(86.0)	$(90.6)

Three Months Ended June 30, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$2.1	$(5.2)	$(101.3)	$(104.4)
Other comprehensive loss before reclassifications(b)	(3.3)	—	(20.3)	(23.6)
Amounts reclassified from AOCL	(1.1)	0.1	49.5	48.5
Net current period other comprehensive (loss) income	(4.4)	0.1	29.2	24.9
Ending balance	$(2.3)	$(5.1)	$(72.1)	$(79.5)

Nine Months Ended June 30, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.6)	$(2.7)	$1.3	$(112.3)	$(115.3)
Other comprehensive (loss) income before reclassifications(b)	(3.8)	—	—	26.3	22.5
Amounts reclassified from AOCL	2.1	0.1	—	—	2.2
Net current period other comprehensive (loss) income	(1.7)	0.1	—	26.3	24.7
Ending balance	$(3.3)	$(2.6)	$1.3	$(86.0)	$(90.6)

Nine Months Ended June 30, 2022(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Foreign Currency	Total
Beginning balance	$3.1	$(5.4)	$(108.2)	$(110.5)
Other comprehensive loss before reclassifications(b)	(2.6)	—	(13.4)	(16.0)
Amounts reclassified from AOCL	(2.8)	0.3	49.5	47.0
Net current period other comprehensive (loss) income	(5.4)	0.3	36.1	31.0
Ending balance	$(2.3)	$(5.1)	$(72.1)	$(79.5)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange loss of $2.0 million and $3.4 million in the three and nine months ended June 30, 2023, respectively, and foreign exchange gain of $2.4 million and $1.7 million in the three and nine months ended June 30, 2022, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The amounts reclassified from AOCL to expense (income) for the three and nine months ended June 30, 2023 and 2022, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended June 30,		Nine Months Ended June 30,		Line Item Impacted in the Consolidated Statements of Operations
	2023	2022	2023	2022
Loss (gain) on cash flow hedges:
Natural gas instruments	$2.4	$(1.5)	$2.9	$(3.8)	Product cost
Income tax expense	(0.6)	0.4	(0.8)	1.0
Reclassifications, net of income taxes	1.8	(1.1)	2.1	(2.8)
Amortization of defined benefit pension:
Amortization of loss	—	0.1	0.1	0.3	Product cost
Income tax benefit	—	—	—	—
Reclassifications, net of income taxes	—	0.1	0.1	0.3
Amortization of other post-employment benefits:
Amortization of loss	—	—	—	—	Product cost
Income tax benefit	—	—	—	—
Reclassifications, net of income taxes	—	—	—	—
Reclassifications, CTA due to sale of foreign entity	—	49.5	—	49.5
Total reclassifications, net of income taxes	$1.8	$48.5	$2.2	$47.0

14.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company has entered into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of June 30, 2023 and September 30, 2022 were not material.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2023, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2024. As of June 30, 2023 and September 30, 2022, the Company had agreements in place to hedge forecasted natural gas purchases of 2.9 million and 3.8 million MMBtus, respectively.

On March 1, 2023, the Company de-designated its natural gas cash flow hedges related to its Ogden, Utah production facility as the Company did not believe these hedges were probable of being highly effective in the second fiscal quarter of 2023. Beginning March 1, 2023, the change in the derivative was and will be recorded in other expense, net in the Consolidated Statements of Operations. Since the transactions are still probable of occurring, previously recognized amounts in AOCL of $0.5 million will remain in AOCL until the underlying forecasted transaction occurs. The Company recognized $2.4 million of expense in other expense, net on the Consolidated Statements of Operations during the nine months ended June 30, 2023. Following the de-designation, these natural gas economic hedging instruments will be recorded at fair value through earnings unless re-designated or until settlement. Substantially all other natural gas derivative instruments held by the Company as of June 30, 2023 and September 30, 2022 qualified and were designated as cash flow hedges. As of June 30, 2023, the Company expects to reclassify from AOCL to earnings during the next twelve months $2.8 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 15 for the estimated fair value of the Company’s natural gas derivative instruments as of June 30, 2023 and September 30, 2022.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	June 30, 2023	Consolidated Balance Sheet Location	June 30, 2023
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$1.0	Accrued expenses and other current liabilities	$3.8
Commodity contracts	Other assets	—	Other noncurrent liabilities	0.5
Total derivatives designated as hedging instruments		1.0		4.3

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	—	Accrued expenses and other current liabilities	0.1
Total derivatives not designated as hedging instruments		—		0.1
Total derivatives(a)		$1.0		$4.4
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $1.0 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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
15.    Fair Value Measurements:

The Company’s financial instruments are measured and reported at their estimated fair values. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs) or, absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs), except as stated in Note 2.

The Company holds marketable securities associated with its defined contribution and pre-tax savings plans, which are valued based on readily available quoted market prices. The Company utilizes derivative instruments to manage its risk of changes in natural gas prices and foreign exchange rates (see Note 14). The fair values of the natural gas and foreign currency derivative instruments are determined using market data of forward prices for all of the Company’s contracts.

The estimated fair values for each type of instrument are presented below (in millions):

	June 30, 2023	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.7	$2.7	$—	$—
Total Assets	$2.7	$2.7	$—	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(3.3)	$—	$(3.3)	$—
Derivatives not designated as hedging instruments - natural gas instruments, net	(0.1)	—	(0.1)	—
Liabilities related to non-qualified savings plan	(2.7)	(2.7)	—	—
Total Liabilities	$(6.1)	$(2.7)	$(3.4)	$—
(a)Includes mutual fund investments of approximately 25% in common stock of large-cap U.S. companies, 5% in common stock of small to mid-cap U.S. companies, 10% in international companies, 10% in bond funds, 5% in short-term investments and 45% in blended funds.

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

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its non-qualified retirement plan of $2.7 million at June 30, 2023 and $1.8 million at September 30, 2022, are stated at fair value based on quoted market prices. As of September 30, 2022, the estimated fair value of the Company’s fixed-rate 4.875% Senior Notes due July 2024, based on available trading information (Level 2), totaled $235.9 million compared with the aggregate principal amount at maturity of $250.0 million. Proceeds from the 2023 Credit Agreement were used to redeem the 4.875% Senior Notes in May 2023. As of June 30, 2023 and September 30, 2022, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $480.7 million and $468.9 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at June 30, 2023 and September 30, 2022 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $198.0 million and $158.5 million, respectively, compared with the aggregate principal amount at maturity of $200.0 million and $168.4 million, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The Company is currently performing the analysis needed to finalize the fair values of intangible assets, intangible asset useful lives and the final purchase price including the value of contingent consideration. The fair value of the two contingent considerations involve significant inputs not observable in the market and a Monte Carlo simulation, respectively, and are therefore considered Level 3 measurements. Refer to Note 2 for a discussion of fair value as it relates to the Company’s acquisition of Fortress.

16.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net earnings (loss) from continuing operations	$39.9	$(10.7)	$18.0	$(31.8)
Less: net earnings allocated to participating securities(a)	(0.4)	(0.1)	(0.2)	(0.2)
Net earnings (loss) from continuing operations available to common stockholders	39.5	(10.8)	17.8	(32.0)
Net earnings from discontinued operations available to common stockholders	—	2.8	—	14.2
Net earnings (loss) available to common stockholders	$39.5	$(8.0)	$17.8	$(17.8)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	41,142	34,154	40,663	34,105
Weighted-average awards outstanding(b)	—	—	—	5
Shares for diluted earnings per share	41,142	34,154	40,663	34,110

Basic net earnings (loss) from continuing operations per common share	$0.96	$(0.32)	$0.44	$(0.94)
Basic net earnings from discontinued operations per common share	—	0.08	—	0.42
Basic net earnings (loss) per common share	$0.96	$(0.23)	$0.44	$(0.52)

Diluted net earnings (loss) from continuing operations per common share	$0.96	$(0.32)	$0.44	$(0.94)
Diluted net earnings from discontinued operations per common share	—	0.08	—	0.42
Diluted net earnings (loss) per common share	$0.96	$(0.23)	$0.44	$(0.52)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 453,000 and 469,000 weighted participating securities for the three and nine months ended June 30, 2023, respectively and 372,000 and 423,000 weighted participating securities for the three and nine months ended June 30, 2022, respectively.
(b)For the calculation of diluted net earnings (loss) per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,151,000 and 1,267,000 weighted-average equity awards outstanding for the three and nine months ended June 30, 2023, respectively, and 1,051,000 and 1,107,000 weighted-average equity awards outstanding for the three and nine months ended June 30, 2022, respectively that were anti-dilutive.

17.    Related Party Transactions:

As discussed in Note 13, on October 18, 2022, KII, through its KM&T subsidiary, purchased common stock representing an ownership interest of approximately 17% of the outstanding common stock of the Company. As part of the Stock Purchase

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Agreement, KM&T appointed two members to the Company’s Board of Directors, effective November 13, 2022. In addition, the companies continue to explore value creation opportunities.

During the three and nine months ended June 30, 2023, the Company recorded SOP sales of approximately $0.9 million and $2.7 million, respectively, to certain subsidiaries of KII, compared to $1.1 million and $2.5 million during the three and nine months ended June 30, 2022, respectively. As of June 30, 2023 and September 30, 2022, the Company had approximately $0.5 million and $0.4 million, respectively, of Receivables from related parties on its Consolidated Balance Sheets. Additionally, a subsidiary of KII has recently provided engineering services for the Company’s lithium development project for which it capitalized approximately $4.0 million into Property, Plant and Equipment, net, as of June 30, 2023. There were no amounts payable outstanding as of June 30, 2023.

On December 20, 2022, March 20, 2023 and June 20, 2023, the Company paid a cash dividend to its stockholders of record at the close of business on December 9, 2022, March 10, 2023 and June 9, 2023, respectively, in the amount of $0.15 per share. KM&T received approximately $1.0 million and $3.0 million in respect to its common shares for the three and nine months ended June 30, 2023, respectively.

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

In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms or other comparable terminology. Forward-looking statements include without limitation statements about our outlook, including expected sales volumes and costs; existing or potential capital expenditures; capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed or recently enacted legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility, minimize tax expense and meet debt service requirements; future tax payments, tax refunds and valuation allowances; leverage ratios; realization of potential savings from our restructuring activities; outcomes of matters with taxing authorities; the effects of currency fluctuations and inflation, including our ability to recover inflation-based cost increases; the seasonality of our business; and the effects of climate change. These forward-looking statements are only predictions. Actual events or results may differ materially.

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

Discontinued Operations

On March 16, 2021, the Board of Directors approved a plan to sell our South America chemicals and specialty plant nutrition businesses, our investment in Fermavi Eletroquímica Ltda. (“Fermavi”) and our North America micronutrient product business (collectively, the “Specialty Businesses”) with the goal of reducing our leverage and enabling increased focus on optimizing our core businesses.

As described further in Item 1, Note 3 of our Consolidated Financial Statements, we sold our South America specialty plant nutrition business, a component of our North America micronutrient business, our Fermavi investment and our South America chemicals business, respectively.

We believe these dispositions were conducted through a single disposal plan representing a strategic shift that has had a material effect on our operations and financial results. Consequently, the Specialty Businesses qualify for presentation as discontinued operations in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The dispositions were completed during fiscal 2022; accordingly, the results of operations of the Specialty Businesses are presented as discontinued operations in the Consolidated Statements of Operations for the three and nine months ended June 30, 2022.

Unless otherwise indicated, the information and amounts provided in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” pertain to continuing operations.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the annual period ended September 30, 2022, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements. For a further description of our critical accounting policies, see Item 1, Note 1 and Item 1, Note 2 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2023, we operated 12 production and packaging facilities, including:
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

In May 2023, we completed the purchase of Fortress North America, LLC (“Fortress”), a next-generation fire retardant company dedicated to developing and producing a portfolio of magnesium chloride-based aerial and ground fire retardant products to help combat wildfires (see Item 1, Note 2 of our Consolidated Financial Statements). Magnesium chloride is an existing product stream out of our Ogden, Utah, solar evaporation facility. During the third quarter of fiscal 2023, Fortress

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
entered into an agreement with the U.S. Forest Service to supply product and provide associated services for the 2023 fire season, as described further in Item 1, Note 4 of our Consolidated Financial Statements.

Additionally, we are pursuing development of a sustainable lithium brine resource near Ogden, UT to support the North American battery market.

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and nine months ended June 30, 2023 and 2022, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND NINE MONTHS ENDED JUNE 30
* Refer to “—Reconciliation of Net Earnings (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Commentary: Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

•Completed the acquisition of Fortress, a next-generation fire retardant company, in May 2023.
•Total sales decreased 3%, or $7.1 million, due to lower Plant Nutrition and Salt segment sales. The decrease in sales for Plant Nutrition and Salt reflected lower sales volumes and lower Plant Nutrition average sales prices, which were partially offset by higher Salt average sales prices and the addition of sales related to our Fortress business acquisition.
•Operating loss of $0.6 million improved $2.9 million, reflecting higher Salt operating earnings and lower corporate and other expenses which were partially offset by lower Plant Nutrition operating earnings. Salt operating earnings increased due primarily to higher average sales prices, which were partially offset by higher per-unit product and logistics costs. Plant Nutrition operating earnings decreased due primarily to lower average sales prices, lower sales volumes due to a combination of lingering impacts from weather events in key markets and uncertainty about future fertilizer prices causing users to cancel or delay purchases, and higher per-unit product costs. The Plant Nutrition decrease in operating earnings was partially offset by lower per-unit distribution costs. Corporate and Other segment operating loss declined from the prior year quarter primarily reflecting the prior year accrued loss reserve associated

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
with the SEC investigation, net of legal fee reimbursement, which was partially offset by higher corporate information technology spending and corporate restructuring costs in the current period..
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 1.0%, or $0.3 million.
•Diluted net earnings per common share of $0.96 improved by $1.28 from diluted net loss of $0.32 per common share.

Commentary: Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

•Total sales decreased 2%, or $23.6 million, due to a decrease in our Plant Nutrition segment sales, which was partially offset by slightly higher Salt segment sales and sales related to our Fortress acquisition. The decline in Plant Nutrition sales was primarily driven by lower sales volumes, partially offset by higher average sales prices. The increase in Salt sales primarily reflects higher sales prices, partially offset by lower sales volumes.
•Operating earnings increased $38.3 million, due to an increase in the Salt segment driven primarily by higher average sales prices, which were partially offset by higher per-unit product and distribution costs. The Salt increase in operating earnings was partially offset by a decrease in our Plant Nutrition segment due to lower sales volumes and higher per-unit product costs, partially offset by higher average sales price. Corporate and Other segment SG&A expenses decreased primarily reflecting an accrued loss reserve associated with the SEC investigation in fiscal 2022 and lower consulting costs, partially offset by costs related to current year restructuring activities.
•Adjusted EBITDA increased 10%, or $15.7 million.
•Diluted net earnings per common share of $0.44 improved by $1.38 from diluted net loss of $0.94 per common share.

THREE AND NINE MONTHS ENDED JUNE 30
Commentary: Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Gross Profit: Increased 2%, or $0.7 million; Gross Margin increased 1 percentage point to 17%
•Salt segment gross profit increased $8.9 million primarily due to higher average sales prices, which were partially offset by lower sales volumes and higher per-unit product and logistics costs (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $8.7 million due to higher per-unit product costs and lower average sales prices and sales volumes, which were partially offset by lower per-unit distribution costs (see Plant Nutrition operating results).

Commentary: Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

Gross Profit: Increased 20%, or $31.4 million; Gross Margin increased 4 percentage points to 20%
•Salt segment gross profit increased $43.5 million primarily due to higher average sales prices, which were partially offset by higher per-unit product and distribution costs (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $12.5 million due to higher per-unit product and distribution costs and lower sales volumes, which were partially offset by higher average sales prices (see Plant Nutrition operating results).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
OTHER EXPENSES AND INCOME

Commentary: Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

SG&A: Decreased $2.2 million; decreased 0.4 percentage points as a percentage of sales from 17.4% to 17.0%
•The decrease in SG&A expense was primarily due to lower corporate legal expenses due to higher costs in the prior period related to the completed SEC investigation, partially offset by costs related to our recently announced restructuring activities and higher costs resulting from the recent acquisition of the Fortress business.

Interest Income: Increased $1.5 million to $1.7 million
•The increase in interest income during the current period is primarily due to higher interest rates and cash balance resulting from proceeds received from the private placement of our common stock.

Interest Expense: Increased $0.9 million to $14.3 million
•Interest expense increased $0.9 million as higher interest rates in the current period were mostly offset by lower debt levels.

Loss (Gain) on Foreign Exchange: Changed $8.4 million from a gain of $6.1 million to a loss of $2.3 million
•We realized loss on foreign exchange of $2.3 million in the third quarter of fiscal 2023 compared to a gain of $6.1 million in the same quarter of the prior fiscal year, primarily reflecting changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: Decreased $0.5 million
•We realized a net loss in equity investees of $0.8 million in the third fiscal quarter of 2023 compared to a net loss of $1.3 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses position themselves for commercialization. Additionally, the purchase of our largest equity investee, Fortress, was completed during the current fiscal period. Fortress’ results are now consolidated and no longer included in this line item.

Gain from Remeasurement of Equity Method Investment
•We recognized a gain of $16.2 million for the three months ended June 30, 2023 related to our previously held equity investment in Fortress, which was remeasured to fair value upon our full acquisition of the business in May 2023.

Other Expense: Increased to an expense of $2.7 million
•The increase is due primarily to losses recorded in non-qualified savings plan during the current quarter.

Income Tax Benefit: Improved $41.6 million from $1.1 million to $42.7 million
•Income tax benefit improved primarily due to the impact in the quarter of the acquisition of the Fortress business to the full year effective tax rate and the discrete impact of a change in Canadian tax law which allows for deductibility of certain interest expense items, which was partially offset by tax expense recorded for the remeasurement gain of our Fortress equity investment.
•Our effective tax rate of 1,525% for the three months ended June 30, 2023 is primarily driven by the impact of the above items on the relatively small net loss in the current period.
•Our income tax provision for the three months ended June 30, 2023 and 2022 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense. Additionally, the income tax provision for the three months ended June 30, 2022 included interest expense recognition differences for tax and financial reporting purposes, global intangible low-taxed income tax and nondeductible SEC contingent loss accrual.

Net Earnings from Discontinued Operations: $2.8 million in the second quarter of fiscal 2022
•The net earnings from discontinued operations for the prior period includes the results from our chemicals business in South America net of an impairment loss recognized prior to the April 20, 2022 sale date.
•The prior period net earnings of the South America chemicals business included gain of $1.6 million to record the net assets of the South America chemical business at fair value less cost to sell which reflected the foreign currency translation adjustment. Refer to Item 1, Note 3 to the Consolidated Financial Statements for additional details.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

SG&A: Decreased $6.9 million; Decreased 0.4 percentage points as a percentage of sales from 12.2% to 11.8%
•The decrease in SG&A expense was primarily due to higher legal costs and accrued loss reserve in the prior period related to the recently completed SEC investigation and executive transition costs, partially offset by higher current year stock-based compensation, costs related to restructuring activities in the current period and costs resulting from our recently acquired Fortress business.

Interest Income: Increased $4.2 million from $0.5 million to $4.7 million
•The increase in interest income during the current period is primarily due to higher interest rates and cash balance resulting from proceeds received from the private placement of our common stock.

Interest Expense: Increased $1.2 million to $42.4 million
•Interest expense increased as lower debt levels in the current period were offset by higher interest rates.

Loss (Gain) on Foreign Exchange: Changed $8.1 million from a gain of $3.5 million to a loss of $4.6 million
•We realized a loss on foreign exchange of $4.6 million in the first nine months of 2023, compared to a gain of $3.5 million in the same period of the prior fiscal year, due primarily to changes in translating our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: Decreased $0.3 million to $3.1 million
•We realized a net loss in equity investees of $3.1 million for the nine months ended June 30, 2023 compared to $3.4 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses position themselves for commercialization. Additionally, the purchase of our largest equity investee, Fortress, was completed during the current fiscal period. Fortress’ results are now consolidated and no longer included in this line item.

Gain from Remeasurement of Equity Method Investment
•We recognized a gain of $16.2 million for the nine months ended June 30, 2023 related to our previously held equity investment in Fortress, which was remeasured to fair value upon our full acquisition of the business in May 2023.

Other Expense: Increased to $3.7 million
•The increase is due primarily to losses recorded on our non-qualified savings plan during the current period.

Income Tax Expense: Decreased $3.8 million from $28.1 million to $24.3 million
•Income tax expense decreased primarily due to $18.1 million of valuation allowance recorded in the nine months ended June 30, 2022 against the beginning of year deferred tax assets that are no longer considered more likely than not to be realized, which was partially offset by higher pretax book income in the nine months ended June 30, 2023 as compared to the same period in 2022.
•Our effective tax rate of 57% for the nine months ended June 30, 2023 is primarily driven by the income mix by country with income recognized in foreign jurisdictions partially offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, a tax benefit was recorded in the nine months ended June 30, 2023 related to the change in Canadian tax law permitting the deductibility of certain interest expense items.
•Our income tax provision for the nine months ended June 30, 2023 and 2022 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense. Additionally, the income tax provision for the nine months ended June 30, 2022 included interest expense recognition differences for tax and financial reporting purposes, global intangible low-tax income tax and nondeductible SEC contingent loss accrual.

Net Earnings from Discontinued Operations: $14.2 million in the first nine months of fiscal 2022
•The net earnings from our discontinued operations for the nine months ended June 30, 2022 includes the results of the South America Chemicals business prior to the April 20, 2022 sale date.
•The prior period results of the South America chemicals business includes a foreign currency exchange rate gain of $17.5 million offset by an impairment loss of $23.1 million to record the net assets of the South America business at its fair value less cost to sell. Refer to Item 1, Note 3 to the Consolidated Financial Statements for additional details.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. The results of operations of the Fortress business include sales of $1.9 million for the three and nine months ended June 30, 2023. The results of operations of the records management business and other incidental revenues include sales of $2.7 million and $2.9 million for the three months ended June 30, 2023 and 2022, respectively, and $8.3 million and $8.8 million for the nine months ended June 30, 2023 and 2022, respectively. These revenues are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt

THREE AND NINE MONTHS ENDED JUNE 30

	QTD 2023	QTD 2022	YTD 2023	YTD 2022
Salt Sales (in millions)	$155.5	$156.2	$824.1	$821.4
Salt Operating Earnings (in millions)	$21.7	$12.4	$141.9	$101.1
Salt Sales Volumes (thousands of tons)
Highway deicing	1,070	1,232	7,886	8,854
Consumer and industrial	421	451	1,529	1,600
Total tons sold	1,491	1,683	9,415	10,454
Average Salt Sales Price (per ton)
Highway deicing	$73.86	$63.73	$68.86	$61.25
Consumer and industrial	$181.66	$172.41	$183.81	$174.47
Combined	$104.28	$92.83	$87.53	$78.58
Commentary: Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

•Salt sales decreased $0.7 million, primarily due to lower sales volumes, mostly offset by higher average sales prices.
•Salt sales volumes decreased 11%, or 192,000 tons, reducing sales by approximately $15.5 million. Highway deicing sales volumes decreased 13%, largely reflecting our 2022 bidding strategy emphasizing pricing over volume resulting in lower sales commitments in North America. Consumer and industrial sales volumes decreased 7% due to lower consumer and deicing volumes.
•Average sales prices increased 12% offsetting the volume decline by approximately $14.7 million with increases in both highway and consumer and industrial average sales prices.
•Highway deicing average sales price increased 16% across all product categories as we have sought to restore profitability and offset the impact of inflation on costs by executing a 2022 commercial bidding strategy emphasizing pricing over volume. Consumer and industrial average sales price increased 5% due to price increases taken to offset inflation. Additionally, the higher average sales prices are also reflective of the period’s product and logistical sales mix.
•Salt operating earnings increased 75%, or $9.3 million, primarily due to higher average sales prices.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

•Salt sales increased $2.7 million, primarily due to higher Salt average sales prices, which were mostly offset by lower sales volumes for both highway and consumer and industrial products.
•Average sales prices increased 11% and contributed $74.3 million to the increase in Salt sales due to increases in both highway and consumer and industrial average sales prices.
•Highway deicing average sales prices increased 12% due to higher North American highway deicing contract prices for the 2023 winter season. Consumer and industrial average sales prices increased 5% primarily due to higher sales prices primarily in response to the recent inflationary environment.
•Salt sales volumes decreased 10% reducing sales by approximately $71.6 million. Highway deicing sales volumes decreased 11% largely reflecting our 2022 bidding strategy emphasizing pricing over volume resulting in a decrease in North American sales commitments. Consumer and industrial sales volumes decreased 4% due to a decrease in deicing sales volumes.
•Salt operating earnings increased 40%, or $40.8 million, due primarily to higher average sales prices for both highway and consumer and industrial products, which were partially offset by higher per-unit product and logistics costs and $1.5 million of restructuring costs recognized in the current period. Lower sales volumes compared to the prior period partially offset the increase in operating earnings.

Plant Nutrition

THREE AND NINE MONTHS ENDED JUNE 30

	QTD 2023	QTD 2022	YTD 2023	YTD 2022
Plant Nutrition Sales (in millions)	$47.5	$55.6	$136.8	$164.5
Plant Nutrition Operating Earnings (in millions)	$2.5	$10.6	$12.8	$24.5
Plant Nutrition Sales Volumes (thousands of tons)	63	67	168	224
Plant Nutrition Average Sales Price (per ton)	$752	$827	$814	$735
Commentary: Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

•Plant Nutrition sales decreased 15%, or $8.1 million due to lower average sales prices and sales volumes.
•Plant Nutrition sales volumes decreased 6% year over year driven by lower demand due to a combination of lingering impacts from weather events in key markets and uncertainty about future fertilizer prices causing customers to cancel or delay purchases. The decline in sales volumes decreased sales by approximately $3.3 million.
•Plant Nutrition average sales prices decreased 9%, which contributed approximately $4.8 million to the volume decline. Average sales prices decreased from the prior period due to global supply and demand dynamics for fertilizer products resulting in weakening pricing year over year following a strong, steadily increasing pricing trend throughout fiscal 2022.
•Plant Nutrition operating earnings decreased $8.1 million to $2.5 million primarily due to higher per-unit product costs driven by higher energy and other input costs, and proportionately fewer sales to more profitable regions, which were partially offset by lower SG&A expenses and lower per-unit logistics costs.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Nine Months Ended June 30, 2023 Compared to Nine Months Ended June 30, 2022

•Plant Nutrition sales decreased 17%, or $27.7 million, from the prior year as lower sales volumes were partially offset by higher average sales prices.
•Plant Nutrition sales volumes decreased 25%, or 56,000 tons, which resulted in a $41.1 million decrease in sales due to a combination of weather conditions in select key markets, including California, and uncertainty about future fertilizer prices causing customers to cancel or delay purchases.
•Plant Nutrition average sales prices increased 11%, which partially offset the decrease in sales volume by $13.1 million. Average sales prices increased from the prior period due to the prior year strong worldwide economic climate for fertilizer products which resulted in steadily increasing sales prices throughout fiscal 2022, although prices have recently declined from the peak.
•Plant Nutrition operating earnings decreased $11.7 million to $12.8 million primarily reflecting higher per-unit product costs primarily due to higher energy and other input costs, $2.8 million expenses associated with the small fire at Ogden and proportionately fewer sales to more profitable regions, which were partially offset by significantly higher average sales prices and lower SG&A expenses.

Outlook

•With the bulk of the winter season over, Salt segment sales volumes for the fiscal year are expected to range from 11.0 million to 11.55 million tons, with EBITDA expected to range from $220 million to $235 million.
•Plant Nutrition segment product demand has been adversely impacted throughout the year by a combination of drought conditions and significant rainfall and flooding impacting fertilizer application rates in California, our largest market for SOP. Global pricing dynamics for SOP and similar products have shown signs of softening year to date, resulting in a direct impact on profitability due to lower pricing and an indirect negative impact on volumes, as customers have adopted just-in-time buying behaviors in anticipation of lower pricing. Plant Nutrition segment sales volumes and EBITDA are expected to range from 200,000 to 225,000 tons and $40 million to $50 million, respectively, in fiscal year 2023.
•Fiscal year 2023 capital expenditures are expected to range from a total of $130 million to $150 million. This amount includes $40 million to $50 million in connection with advancing phase-one of our lithium development.
•On May 5, 2023, we completed the acquisition of the remaining 55% of Fortress not previously owned, which is expected to generate between $20 million and $25 million of revenue and operating profit with EBITDA in the low double digit millions of dollars in fiscal 2023 assuming a typical cadence of fire activity in the Western United States.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $375 million revolving credit facility and our $100 million revolving AR Securitization Facility. As of June 30, 2023, we had liquidity of approximately $417.9 million, comprised of $58.0 million of cash and cash equivalents and $359.9 million of availability under our $375 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to permanently reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2023, we had $13.8 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion, expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. In fiscal 2022, we revised our permanently reinvested assertion, expecting to repatriate an additional approximately $10 million of unremitted foreign earnings from our U.K. operations and in the second quarter of fiscal 2023 we revised it again expecting to repatriate an additional approximately $6 million of unremitted foreign earnings from our U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of June 30, 2023, consisting of a tax benefit of $0.7 million recorded in the first nine months of fiscal year 2023, a $0.2 million tax benefit recorded in fiscal 2022 and tax expense of $4.7 million recorded in years prior to fiscal 2022. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

In addition, the amount of permanently reinvested earnings is influenced by, among other things, the profits generated by our foreign subsidiaries and the amount of investment in those same subsidiaries. The profits generated by our U.S. and foreign subsidiaries are impacted by the transfer price charged on the transfer of our products between them. Canadian provincial taxing authorities continue to challenge our transfer prices of certain items. The final resolution of these challenges may not occur for several years. We currently expect the outcome of these matters will not have a material impact on our results of operations. However, it is possible the resolution could materially impact the amount of earnings attributable to our foreign subsidiaries, which could impact the amount of permanently reinvested foreign earnings. See Item 1, Note 9 of our Consolidated Financial Statements for a discussion regarding our Canadian tax reassessments.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the nine months ended June 30, 2023, an additional valuation allowance of $10.8 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of June 30, 2023, we had $730.2 million of outstanding indebtedness, consisting of $500.0 million outstanding under our 6.75% Senior Notes due 2027, $200.0 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting entirely of term loans, and $30.2 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 10 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $15.1 million as of June 30, 2023 reduced available borrowing capacity under our revolving credit facility to $359.9 million.

On May 5, 2023, we entered into an agreement to amend and restate our credit agreement entered into on November 26, 2019 (as in effect prior to such restatement, the “Existing Credit Agreement”) with a new $575 million senior secured credit agreement due May 5, 2028 (as amended, the “2023 Credit Agreement”), comprised of a $375 million revolving credit facility and $200 million term loan. The term loan is payable in quarterly installments of interest and principal beginning September 30, 2023. The 2023 Credit Agreement increases the Applicable Margins by 25 basis points over those defined in the Existing Credit Agreement and added an additional level at a consolidated total leverage ratio of greater than 4.00 to 1.00. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash of up to $75 million as per the 2023 Credit Agreement. Proceeds from the 2023 Credit Agreement were used to redeem our $250 million 4.875% Senior Notes on May 10, 2023 and pay off the Existing Credit Agreement term loan balance of $16.9 million. Refer to Item 1, Note 10 of our Consolidated Financial Statements for additional details.

During the quarter ended December 31, 2022, we paid off the outstanding revolving credit facility balance utilizing proceeds from a private placement of common stock. Refer to Item 1, Note 13 of our Consolidated Financial Statements for additional details of the private placement transaction.

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

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Furthermore, we must remain in compliance with the terms of the Credit Agreement governing our credit facilities, including the consolidated total net leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indenture governing our 6.75% Senior Notes due December 2027, which limit the amount of dividends we can pay to our stockholders.

Pursuant to the terms of the 2023 Credit Agreement, the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the 2023 Credit Agreement and discussed further below) was 5.0x for the quarter ended June 30, 2023, which steps down to 4.75x in the quarter ending March 31, 2024, and to 4.5x for the fiscal quarter ended June 30, 2024 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted EBITDA. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million. As of June 30, 2023, our consolidated total net leverage ratio was approximately 3.10x.

Although we are in compliance with our debt covenants as of June 30, 2023, we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

Capital Allocation

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

During fiscal 2023, we expect to spend between $90 million and $100 million of sustaining capital in our Salt and Plant Nutrition businesses. Additionally, we continue to develop our recently identified lithium resource at our Ogden facility and have spent approximately $21.7 million of capital thus far in fiscal 2023 towards the development phase of this sustainable lithium development project. For the full year of fiscal 2023, we have allocated between $40 million to $50 million for further development. We expect to achieve market entry with a lithium product by 2025 and expect significant capital and other expenditures would be required to achieve this market entry; however, the full amount of this expenditure is currently unknown and will depend on a number of factors, including the outcome of further engineering and design plans. For more information, refer to Part I, Item 1A, “Risk Factors” in our Form 10-K for the for the annual period ended September 30, 2022.

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

In connection with our strategy to strengthen and grow our essential minerals businesses, during the first and second quarters of fiscal 2022, we made $45 million equity investments in Fortress, building upon a previous $5 million investment. Fortress is a development stage company that has achieved commercialization of its magnesium chloride-based fire-retardant products to help combat wildfires during fiscal 2023. As of March 31, 2023, we had invested $50 million in Fortress in exchange for an ownership interest of approximately 45%.

On May 5, 2023, we acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of approximately $18.9 million (net of cash held by Fortress of $6.5 million), up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures, and a cash earn-out based on volumes of Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provides us full ownership of all Fortress assets, contracts, and intellectual property. The Company recognized a $16.2 million non-cash gain as a result of remeasuring its prior equity interest in Fortress held before the business combination. During the third quarter of fiscal 2023, Fortress entered into an agreement with the U.S. Forest Service to supply product and provide associated services for the 2023 fire season.

The table below provides a summary of our cash flows by category, including cash flows from discontinued operations:

NINE MONTHS ENDED JUNE 30, 2023	NINE MONTHS ENDED JUNE 30, 2022
Operating Activities:
Net cash provided by operating activities were $121.3 million	Net cash provided by operating activities were $148.9 million
» Net earnings were $18.0 million.	» Net losses were $17.6 million.
» Non-cash depreciation and amortization expense was $72.7 million.	» Non-cash depreciation and amortization expense was $83.2 million.
» Non-cash stock-based compensation expense was $17.2 million.	» Non-cash stock-based compensation expense was $11.7 million.
» Non-cash remeasurement gain of $16.2 million related to the acquisition of Fortress.	» Non-cash impairment loss was $23.1 million.
» Working capital items were a source of operating cash flows of $19.8 million.	» Working capital items were a source of operating cash flows of $44.8 million.
» Non-cash net loss in equity investees was $3.1 million.	» Non-cash net loss in equity investees was $3.4 million.
Investing Activities:
Net cash flows used in investing activities were $100.3 million	Net cash flows used in investing activities were $53.1 million
» Net cash flows used in investing activities included $78.9 million of capital expenditures.	» Net cash flows used in investing activities included $68.9 million of capital expenditures.
» Included cash payment of $18.9 million, net of cash held by Fortress, for the acquisition of the remaining interest in Fortress.	» Investing activity outflows were partially offset by proceeds of $61.2 million from the sale of our South America chemicals business and specialty plant nutrition earnout.
» Included investment in equity method investee of $46.3 million.
Financing Activities:
Net cash flows used in financing activities were $10.1 million	Net cash flows used in financing activities were $69.8 million
» Included net payments on our debt of $225.7 million.	» Included net payments on our debt of $51.2 million.
» Included net proceeds from private placement of common stock of $240.7 million.	» Included the payment of dividends of $15.7 million.
» Included the payment of dividends of $18.7 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events, consequently the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our operating cash flows during the nine months ended June 30, 2023 reflect the Plant Nutrition build of inventory at higher costs and reduced accounts receivable as compared to the beginning of the year reflective of the reduced demand in that segment partially offset by a decline in Salt inventory levels following the end of the winter season. Additionally Salt accounts receivable also declined as the prior season early fill winter season sales were collected.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Other Matters

See Item 1, Notes 9 and 11 of our Consolidated Financial Statements for a discussion regarding labor, environmental and litigation matters.

Reconciliation of Net Earnings (Los)s from Continuing Operations to EBITDA and Adjusted EBITDA

Management uses a variety of measures to evaluate our performance. While our consolidated financial statements, taken as a whole, provide an understanding of our overall results of operations, financial condition and cash flows, we analyze components of the consolidated financial statements to identify certain trends and evaluate specific performance areas. In addition to using U.S. GAAP financial measures, such as gross profit, net earnings and cash flows generated by operating activities, management uses EBITDA and Adjusted EBITDA. We have presented Adjusted EBITDA for both continuing operations and consolidated including discontinued operations for comparability purposes (see Item 1, Note 3 to our Consolidated Financial Statements for a discussion of discontinued operations). Both EBITDA and Adjusted EBITDA are non-GAAP financial measures used to evaluate the operating performance of our core business operations because our resource allocation, financing methods, cost of capital and income tax positions are managed at a corporate level, apart from the activities of the operating segments, and our operating facilities are located in different taxing jurisdictions, which can cause considerable variation in net earnings. We also use EBITDA and Adjusted EBITDA to assess our operating performance and return on capital against other companies, and to evaluate potential acquisitions or other capital projects. EBITDA and Adjusted EBITDA are not calculated under U.S. GAAP and should not be considered in isolation or as a substitute for net earnings, cash flows or other financial data prepared in accordance with U.S. GAAP or as a measure of our overall profitability or liquidity.

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other infrequent items that management does not consider indicative of normal operations. Other infrequent items, such as executive transition costs, restructuring charges and gain from remeasurement of equity method investment involve distinct initiatives that are not reflective of future operations and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net earnings (loss) from continuing operations	$39.9	$(10.7)	$18.0	$(31.8)
Interest expense	14.3	13.4	42.4	41.2
Income tax (benefit) expense	(42.7)	(1.1)	24.3	28.1
Depreciation, depletion and amortization	24.3	27.0	72.7	83.2
EBITDA from continuing operations	35.8	28.6	157.4	120.7
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non cash	3.5	3.9	17.2	11.6
Interest income	(1.7)	(0.2)	(4.7)	(0.5)
Loss (gain) on foreign exchange	2.3	(6.1)	4.6	(3.5)
Gain from remeasurement of equity method investment	(16.2)	—	(16.2)	—
Executive transition costs(a)	—	—	—	4.3
Restructuring charges(b)	2.2	—	5.9	—
Accrued loss and legal costs related to SEC investigation(c)	—	2.8	(0.1)	19.5
Other expense (income), net	2.7	(0.1)	3.7	—
Adjusted EBITDA from continuing operations	28.6	28.9	167.8	152.1
Adjusted EBITDA from discontinued operations	—	3.1	—	19.0
Adjusted EBITDA including discontinued operations	$28.6	$32.0	$167.8	$171.1
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

We have experienced increases in logistics costs, prices for energy and other costs that have only been partially recovered through price increases for our products. While we don’t believe our third quarter logistics or product costs have been materially impacted by inflation as compared to the prior year, we estimate that the impact of inflation increased logistics costs by approximately $5 million to $7 million and product costs by approximately $7 million to $9 million for the nine months ended June 30, 2023. Our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the annual period ended September 30, 2022 and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Seasonality

We experience a substantial amount of seasonality in our sales, including our salt deicing product sales. Consequently, our Salt segment sales and operating income are generally higher in the first and second fiscal quarters (ending December 31 and March 31) and lower during the third and fourth fiscal quarters of each year (ending June 30 and September 30). In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the product is used. Following industry practice in North America and the U.K., we seek to stockpile sufficient quantities of deicing salt throughout the first, third and fourth fiscal quarters (ending December 31, June 30 and September 30) to meet the estimated requirements for the winter season. Our plant nutrition business is also seasonal. As a result, we and our customers generally build inventories during the plant nutrition business’ low demand periods of the year (which are typically winter and summer, but can vary due to weather and other factors) to ensure timely product availability during the peak sales seasons (which are typically spring and autumn, but can also vary due to weather and other factors). Lastly, the results of Fortress, our newly acquired fire retardant business, is also seasonal with peak demand for its fire retardant products and services occurring from June through September.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2023, due to the material weaknesses described below.

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

The Company has assessed, implemented and is executing enhanced internal controls over the sales and inventory processes in accordance with the remediation plans for those material weaknesses. Further enhancements related to inventory existence, sales pricing, and order entry are underway. These enhanced controls will be tested for effectiveness in future periods.

Changes in Internal Control Over Financial Reporting

Other than the matters noted above, there were no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of integrating Fortress’ operations, including integration of financial reporting processes and procedures and internal controls over financial reporting. Because of the complexity and timing of the Fortress acquisition, the internal controls over financial reporting of Fortress have been excluded from the Company’s assessment of the effectiveness of its internal control over financial reporting as of June 30, 2023 (as described above).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Part I, Item 1, Note 9 and Part I, Item 1, Note 11 of our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Part I, Item 1, Note 9 and Part I, Item 1, Note 11 of our Consolidated Financial Statements. There have been no material developments since September 30, 2022 with respect to our legal proceedings, except as described in Part I, Item 1, Note 9 and Part I, Item 1, Note 11 of our Consolidated Financial Statements.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the annual period ended September 30, 2022, and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2022, we entered into a Stock Purchase Agreement with KM&T, a subsidiary of Koch Industries, Inc., pursuant to which we agreed to issue and sell 6,830,700 shares of our common stock at a purchase price of $36.87 for aggregate net proceeds of approximately $240.7 million, net of transaction costs. On October 18, 2022, we closed the direct private placement with KM&T, through its affiliate KM&T Investment Holdings, LLC, resulting in their ownership of approximately 17% of our outstanding common stock. We expect to use approximately $200 million of the proceeds from the private placement to advance the first development phase of our sustainable lithium development project at our Ogden site. We used the remaining $40.7 million of proceeds to reduce debt. As part of the Stock Purchase Agreement, KM&T has appointed two members to our Board of Directors, effective November 13, 2022. Refer to Part I, Item 1, Note 17 of our Consolidated Financial Statements for additional details.

The issuance of the shares was exempt from registration pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Investor represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares are being acquired solely for investment and with no intention to distribute, and appropriate legends will be affixed to any certificates evidencing any shares.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 5.    Other Information

Eric Ford Resignation

Eric Ford had previously announced his resignation from the Board of Directors effective as of August 10, 2023, however, Mr. Ford and the Company have mutually agreed to extend Mr. Ford’s departure date to August 18, 2023.

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Exhibit Description
2.1*	Membership Interest Purchase Agreement dated May 5, 2023, among Compass Minerals International, Inc., Fortress North America, LLC and FRS Group LLC.
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
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith
† Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the U.S. Securities and Exchange Commission upon request.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: August 8, 2023	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer
(Principal Financial Officer)