Form 10-Q
period 2023-12-31
COMPASS MINERALS INTERNATIONAL INC
filed 2024-02-08
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 2, 2024, was 41,311,296 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	December 31, 2023	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$38.3	$38.7
Receivables, less allowance for doubtful accounts of $2.6 at December 31, 2023 and $2.3 at September 30, 2023	168.6	129.5
Inventories	392.5	392.2
Other	28.4	33.4
Total current assets	627.8	593.8
Property, plant and equipment, net	803.0	852.2
Intangible assets, net	119.5	120.0
Goodwill	97.2	96.8
Other	157.8	155.2
Total assets	$1,805.3	$1,818.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$5.0
Accounts payable	85.9	116.8
Accrued salaries and wages	19.5	25.7
Income taxes payable	2.1	16.5
Accrued interest	4.4	12.9
Accrued expenses and other current liabilities	87.4	98.9
Total current liabilities	204.3	275.8
Long-term debt, net of current portion	908.7	800.3
Deferred income taxes, net	60.7	58.5
Other noncurrent liabilities	171.8	166.2
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at December 31, 2023 and September 30, 2023	0.4	0.4
Additional paid-in capital	424.8	413.1
Treasury stock, at cost — 976,106 shares at December 31, 2023 and 1,038,168 shares at September 30, 2023	(9.3)	(8.7)
Retained earnings	135.6	217.1
Accumulated other comprehensive loss	(91.7)	(104.7)
Total stockholders’ equity	459.8	517.2
Total liabilities and stockholders’ equity	$1,805.3	$1,818.0
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended December 31,
	2023	2022
Sales	$341.7	$352.4
Shipping and handling cost	91.3	107.4
Product cost	179.8	175.0
Gross profit	70.6	70.0
Selling, general and administrative expenses	45.7	41.8
Loss on impairment of long-lived assets, net	74.8	—
Other operating expense	5.4	0.3
Operating (loss) earnings	(55.3)	27.9

Other (income) expense:
Interest income	(0.4)	(1.1)
Interest expense	15.8	13.9
Loss on foreign exchange	1.9	2.5
Net loss in equity investee	—	0.9
Other expense, net	0.7	0.1
(Loss) earnings before income taxes	(73.3)	11.6
Income tax expense	1.8	11.9
Net loss	$(75.1)	$(0.3)

Basic net loss per common share	$(1.83)	$(0.01)
Diluted net loss per common share	$(1.83)	$(0.01)

Weighted-average common shares outstanding (in thousands):
Basic	41,205	39,751
Diluted	41,205	39,751
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended December 31,
	2023	2022
Net loss	$(75.1)	$(0.3)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) and $0.0 for the three months ended December 31, 2023 and 2022, respectively	0.2	0.1
Unrealized loss on cash flow hedges, net of tax of $0.0 and $0.4 for the three months ended December 31, 2023 and 2022, respectively	(1.8)	(2.8)
Cumulative translation adjustment	14.6	11.7
Comprehensive (loss) income	$(62.1)	$8.7
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three months ended December 31, 2023 and 2022
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2023	$0.4	$413.1	$(8.7)	$217.1	$(104.7)	$517.2
Comprehensive (loss) income	—	—	—	(75.1)	13.0	(62.1)
Dividends on common stock ($0.15 per share)	—	—	—	(6.4)	—	(6.4)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.6)	—	—	(0.8)
Stock-based compensation	—	11.9	—	—	—	11.9
Balance, December 31, 2023	$0.4	$424.8	$(9.3)	$135.6	$(91.7)	$459.8

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$226.5	$(115.3)	$256.4
Comprehensive (loss) income	—	—	—	(0.3)	9.0	8.7
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	10.6	—	—	—	10.6
Balance, December 31, 2022	$0.4	$403.4	$(7.6)	$219.9	$(106.3)	$509.8
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(75.1)	$(0.3)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	25.5	23.9
Amortization of deferred financing costs	0.6	0.7
Stock-based compensation	11.9	10.6
Deferred income taxes	0.6	(5.4)
Unrealized foreign exchange loss	1.7	2.0
Loss on impairment of long-lived assets, net	74.8	—
Net loss in equity investees	—	0.9
Other, net	1.5	1.0
Changes in operating assets and liabilities:
Receivables	(37.4)	(34.0)
Inventories	8.3	5.1
Other assets	4.6	10.4
Accounts payable and accrued expenses and other current liabilities	(80.2)	(13.1)
Other liabilities	(2.4)	0.3
Net cash (used in) provided by operating activities	(65.6)	2.1
Cash flows from investing activities:
Capital expenditures	(35.3)	(19.9)
Other, net	(0.7)	(0.2)
Net cash used in investing activities	(36.0)	(20.1)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	88.7	16.7
Principal payments on revolving credit facility borrowings	(17.8)	(168.2)
Proceeds from issuance of long-term debt	38.4	35.4
Principal payments on long-term debt	(1.2)	—
Net proceeds from private placement of common stock	—	240.7
Dividends paid	(6.4)	(6.3)
Shares withheld to satisfy employee tax obligations	(0.8)	(0.3)
Other, net	—	(0.3)
Net cash provided by financing activities	100.9	117.7
Effect of exchange rate changes on cash and cash equivalents	0.3	0.3
Net change in cash and cash equivalents	(0.4)	100.0
Cash and cash equivalents, beginning of the year	38.7	46.1
Cash and cash equivalents, end of period	$38.3	$146.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$23.6	$18.8
Income taxes paid, net of refunds	$12.8	$2.0
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading North American producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. The Company’s next-generation fire retardants help to slow, stop and prevent wildfires through the use of high-performing and environmentally-friendly products. Additionally, the Company had been pursuing the development of a sustainable lithium salt resource to support the North American battery market. However, as described in Note 5, the Company has terminated its pursuit of the lithium development. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the annual period ended September 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) in its Annual Report on Form 10-K on November 29, 2023 (“2023 Form 10-K”). In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

The Company experiences a substantial amount of seasonality in its sales, including its salt deicing product sales. Consequently, Salt segment sales and operating income are generally higher in the first and second fiscal quarters (ending December 31 and March 31) and lower during the third and fourth fiscal quarters (ending June 30 and September 30). In particular, sales of highway and consumer deicing salt and magnesium chloride products vary based on the severity of the winter conditions in areas where the products are used. Following industry practice in North America and the U.K., the Company seeks to stockpile sufficient quantities of deicing salt throughout the first, third and fourth fiscal quarters (ending December 31, June 30 and September 30) to meet the estimated requirements for the winter season. Production of deicing salt can also vary based on the severity or mildness of the preceding winter season. Due to the seasonal nature of the deicing product lines, operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year. The Company’s plant nutrition business is also seasonal. As a result, the Company and its customers generally build inventories during the plant nutrition business’ low demand periods of the year (which are typically winter and summer, but can vary due to weather and other factors) to ensure timely product availability during the peak sales seasons (which are typically spring and autumn, but can also vary due to weather and other factors). Lastly, the results of the Company’s fire retardant business are also seasonal with peak demand for fire retardant products and services occurring from June through September.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Part II, Item 8 of its 2023 Form 10-K. There were no material changes in our significant accounting policies from those described in our 2023 Form 10-K.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which updates reportable

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
segment disclosure requirements primarily to include enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which updates income tax disclosures by requiring consistent categories and additional disaggregation of information in the rate reconciliation and income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively; however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

2.    Business Acquisition:

Beginning in 2020, the Company began a series of equity investments in Fortress North America, LLC (“Fortress”), a next-generation fire retardant business dedicated to developing and producing a portfolio of magnesium chloride-based fire retardant products to help combat wildfires. On May 5, 2023, the Company acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provided the Company full ownership of all Fortress assets, contracts, and intellectual property. See Note 13 for fair value information related to the contingent consideration as of December 31, 2023.

3.    Revenues:

Deferred Revenue

Deferred revenue represents billings under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities and the remaining portion is recorded in other non-current liabilities on the Consolidated Balance Sheets. Deferred revenue as of December 31, 2023 and September 30, 2023 was approximately $3.5 million and $8.5 million, respectively.

See Note 10 for disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	December 31, 2023	September 30, 2023
Finished goods	$303.1	$319.3
Raw materials and supplies	89.4	72.9
Total inventories	$392.5	$392.2

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	December 31, 2023	September 30, 2023
Land, buildings and structures, and leasehold improvements	$555.4	$547.9
Machinery and equipment	1,132.1	1,102.0
Office furniture and equipment	22.3	21.6
Mineral interests	170.9	169.1
Construction in progress	58.6	113.0
	1,939.3	1,953.6
Less: accumulated depreciation and depletion	(1,136.3)	(1,101.4)
Property, plant and equipment, net	$803.0	$852.2

The Company had been pursuing the development of a sustainable lithium salt resource to support the North American battery market. The passage of Utah House Bill 513 in March 2023 and the subsequent rulemaking process altered certain aspects of the regulatory landscape that will govern the development of lithium at the Great Salt Lake, introducing uncertainty into how development would proceed. As previously disclosed in the Company’s 2023 Form 10-K, the Company indefinitely paused new investment in its lithium development project pending greater clarity on the evolving regulatory environment in Utah. In December of 2023, a revised draft of the aforementioned rulemaking was published that continued to be, in the Company's assessment, adverse to its lithium development project. In addition, in December of 2023, the Company further refined its engineering estimates that, taken together with the proposed rules and decline in market price for lithium products, would result in inadequate risk-adjusted returns on capital.

On January 23, 2024, the Company severed certain members of its lithium development team and terminated its pursuit of the lithium development. Consequently, the Company evaluated the capitalized assets, including site preparation, project engineering, equipment and materials and capitalized labor and interest. As a result, the Company recorded an impairment charge of $74.8 million, including $7.6 million associated with future commitments, as of December 31, 2023 to reflect the assets at their estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. Prior to recognizing an impairment, the Company had capitalized $72.7 million to its property, plant and equipment on its Consolidated Balance Sheet with approximately $5.5 million remaining as of December 31, 2023. The Company engaged a valuation specialist to assist in determining the appropriate fair value of the lithium assets and the resulting impairment charge. Given the assets are likely to either be used in other operations or liquidated at a later date, the Company utilized a market-based approach that relied on Level 3 inputs (see Note 13 for a discussion of the levels in the fair value hierarchy).

6.    Goodwill:
Changes in the carrying amount of goodwill are summarized as follows (in millions):

	Plant Nutrition	Corporate & Other(a)	Consolidated
Balance as of September 30, 2023	$51.1	$45.7	$96.8
Foreign currency translation adjustment	0.2	0.2	0.4
Balance as of December 31, 2023	$51.3	$45.9	$97.2
(a)Includes approximately $40.0 million of goodwill related to the Company’s acquisition of Fortress, as discussed further in Note 2.
The change in goodwill between September 30, 2023, and December 31, 2023 was due to the impact from translating foreign-denominated amounts to U.S. dollars. As of December 31, 2023, there were no indicators necessitating an interim impairment test of the Company’s goodwill based on the Company’s review of operating performance, among other factors, for the relevant reporting units.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the three months ended December 31, 2023, an additional valuation allowance of $19.6 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of December 31, 2023, and September 30, 2023, the Company had $63.1 million and $65.4 million, respectively of gross foreign federal NOL carryforwards that have no expiration date and $2.9 million at December 31, 2023 and September 30, 2023 of net operating tax-effected state NOL carryforwards which expire beginning in 2035.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2018. The reassessments are a result of ongoing audits and total $189.8 million, including interest, through December 31, 2023. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $166.1 million performance bond and has paid $37.7 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at December 31, 2023, and September 30, 2023), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of December 31, 2023, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s 2023 Form10-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
8.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	December 31, 2023	September 30, 2023
6.75% Senior Notes due December 2027	$500.0	$500.0
Term Loan due May 2028	197.5	198.8
Revolving Credit Facility due May 2028	152.4	81.5
AR Securitization Facility expires June 2025	69.3	30.9
	919.2	811.2
Less unamortized debt issuance costs	(5.5)	(5.9)
Total debt	913.7	805.3
Less current portion	(5.0)	(5.0)
Long-term debt	$908.7	$800.3

As of December 31, 2023, the term loan and revolving credit facility under the 2023 Credit Agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of December 31, 2023 and September 30, 2023, the weighted average interest rate on all borrowings outstanding under the Credit Agreement was approximately 7.9% and 7.8%, respectively. Depending on the type, borrowings under the 2023 Credit Agreement accrue interest at a rate per annum equal to the Adjusted Term SOFR Rate, the Adjusted EURIBO Rate, Prime Rate or the CDO Rate (as defined in the credit agreement), as applicable, plus Applicable Margins (as defined in the credit agreement) which resulted in interest rates between 7.7% and 9.8% as of both December 31, 2023 and September 30, 2023.

As of December 31, 2023, the Company had $207.5 million of availability under its $375 million revolving credit facility. The term loan requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total net leverage ratio. The Company is in compliance as of December 31, 2023 with its debt covenants under the 2023 Credit Agreement and its AR Securitization Facility. Pursuant to the terms of the 2023 Credit Agreement, the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the Credit Agreement and discussed further below) was 5.0x for the quarter ended December 31, 2023, which steps down to 4.75x in the quarter ending March 31, 2024, and to 4.5x for the fiscal quarter ended June 30, 2024 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted earnings before interest, taxes, depreciation and amortization. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million.

9.    Commitments and Contingencies:

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

On September 23, 2022, the Company reached a settlement with the SEC, concluding and resolving the SEC investigation in its entirety. Under the terms of the settlement, the Company, without admitting or denying the findings in the administrative order issued by the SEC, agreed to pay a civil penalty of $12 million and to cease and desist from violations of specified provisions of the federal securities laws and rules promulgated thereunder, and to retain an independent compliance consultant for a period of approximately one year to review certain accounting practices and procedures. As set forth in the administrative order, the $12 million civil penalty was paid in installments with $10 million reflected in accrued expenses and other current liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2023 and subsequently paid in during the first quarter of fiscal 2024.

The Company is also involved in legal and administrative proceedings and claims of various types from the ordinary course of the Company’s business.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

10.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. For the three months ended December 31, 2023 and 2022, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. The results of operations for the Company’s fire retardant and records management businesses are included in Corporate and Other in the tables below. Refer to Note 2 for a discussion of the acquisition of the fire retardant business.

Segment information is as follows (in millions):

Three Months Ended December 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$274.3	$49.7	$17.7	$341.7
Intersegment sales	—	3.1	(3.1)	—
Shipping and handling cost	83.7	7.0	0.6	91.3
Operating earnings (loss)(b)	50.5	(2.3)	(103.5)	(55.3)
Depreciation, depletion and amortization	15.2	8.4	1.9	25.5
Total assets (as of end of period)	1,055.9	462.4	287.0	1,805.3

Three Months Ended December 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$308.1	$41.6	$2.7	$352.4
Intersegment sales	—	2.9	(2.9)	—
Shipping and handling cost	102.7	4.7	—	107.4
Operating earnings (loss)(c)	47.1	11.0	(30.2)	27.9
Depreciation, depletion and amortization	13.9	8.3	1.7	23.9
Total assets (as of end of period)	985.2	456.5	323.0	1,764.7

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended December 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$159.4	$—	$—	$159.4
Consumer & Industrial Salt	114.9	—	—	114.9
SOP	—	52.8	—	52.8
Fire Retardant	—	—	14.0	14.0
Revenue from Services	—	—	0.5	0.5
Eliminations & Other	—	(3.1)	3.2	0.1
Sales to external customers	$274.3	$49.7	$17.7	$341.7

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Three Months Ended December 31, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$190.3	$—	$—	$190.3
Consumer & Industrial Salt	117.8	—	—	117.8
SOP	—	44.5	—	44.5
Eliminations & Other	—	(2.9)	2.7	(0.2)
Sales to external customers	$308.1	$41.6	$2.7	$352.4
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
(b)As a result of the Company’s decision to cease the pursuit of the lithium development, the Company recognized an impairment of long-lived assets of $74.8 million and severance of $2.5 million, which impacted operating results for the three months ended December 31, 2023. Refer to Note 5 for additional information about the impairment of lithium development assets.
(c)Corporate operating results include costs related to the settled SEC investigation of $0.3 million for the three months ended December 31, 2022. Refer to Note 9 for more information regarding the SEC investigation and settlement.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended December 31,
Revenue	2023	2022
United States(a)	$250.9	$248.2
Canada	77.6	87.6
United Kingdom	13.0	14.1
Other	0.2	2.5
Total revenue	$341.7	$352.4
(a)United States sales exclude product sold to foreign customers at U.S. ports.

11.    Stockholders’ Equity and Equity Instruments:

Equity Compensation Awards

In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (as amended, the “2020 Plan”), which authorized the issuance of 2,977,933 shares of Company common stock. In February 2022, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 750,000 shares of Company stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Incentive Award Plan (as amended, the “2015 Plan”). Since the approval of the 2015 Plan in May 2015, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan, the 2015 Plan and the 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. For additional information regarding equity awards issued under the Company’s incentive plans refer to “Note 16 – Stockholder’s Equity and Equity Instruments” within Part II, Item 8 of its 2023 Form 10-K.

During the three months ended December 31, 2023, the Company reissued the following number of shares from treasury stock: 86,597 shares related to the release of RSUs which vested and 5,556 shares related to stock payments. In fiscal 2023, the Company issued 158,132 net shares from treasury stock. The Company withheld a total of 30,091 shares with a fair value of $0.8 million related to the vesting of RSUs during the three months ended December 31, 2023. The fair value of the shares was valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized tax expense of $0.4 million from its equity compensation awards during the three months ended December 31, 2023. During the three months ended December 31, 2023 and 2022, the Company recorded $11.9 million and $10.6 million, respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PSUs

During the three months ended, December 31, 2023, the Company issued new PSUs based upon several operational performance measures (“Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to Scorecard PSUs is calculated based upon the attainment of free cash flow, cash unit costs, cash unit cost reduction, capital expenditures and safety measures during the performance period and may range from 0% to 300% for each measure.

The following table summarizes stock-based compensation activity during the three months ended December 31, 2023:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2023	642,995	$59.46	393,240	$42.50	393,579	$71.37
Granted	—	—	404,852	27.22	171,669	27.24
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(86,597)	46.53	—	—
Cancelled/expired	(4,056)	63.11	(5,850)	34.39	(11,265)	63.83
Outstanding at December 31, 2023	638,939	$59.44	705,645	$33.31	553,983	$57.87
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

Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net earnings (loss), net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain in other postretirement benefits, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and CTA. The components of and changes in AOCL are as follows (in millions):

Three Months Ended December 31, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.4)	$(6.6)	$1.7	$(98.4)	$(104.7)
Other comprehensive (loss) income before reclassifications(b)	(2.6)	—	—	14.6	12.0
Amounts reclassified from AOCL	0.8	0.2	—	—	1.0
Net current period other comprehensive (loss) income	(1.8)	0.2	—	14.6	13.0
Ending balance	$(3.2)	$(6.4)	$1.7	$(83.8)	$(91.7)

Three Months Ended December 31, 2022(a)	Losses on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.6)	$(2.7)	$1.3	$(112.3)	$(115.3)
Other comprehensive (loss) income before reclassifications(b)	(2.4)	—	—	11.7	9.3
Amounts reclassified from AOCL	(0.4)	0.1	—	—	(0.3)
Net current period other comprehensive (loss) income	(2.8)	0.1	—	11.7	9.0
Ending balance	$(4.4)	$(2.6)	$1.3	$(100.6)	$(106.3)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange losses of $2.3 million and $1.3 million in the three months ended December 31, 2023 and 2022, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The amounts reclassified from AOCL to expense (income) for the three months ended December 31, 2023 and 2022, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended December 31,		Line Item Impacted in the Consolidated Statements of Operations
	2023	2022
Loss (gain) on cash flow hedges:
Natural gas instruments	$0.8	$(0.5)	Product cost
Income tax expense	—	0.1
Reclassifications, net of income taxes	0.8	(0.4)
Amortization of defined benefit pension:
Amortization of loss	0.3	0.1	Product cost
Income tax benefit	(0.1)	—
Reclassifications, net of income taxes	0.2	0.1
Amortization of other post-employment benefits:
Amortization of loss	—	—	Product cost
Income tax benefit	—	—
Reclassifications, net of income taxes	—	—
Total reclassifications, net of income taxes	$1.0	$(0.3)

12.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of December 31, 2023 and September 30, 2023 were not material.

Derivatives qualify for treatment as hedges when there is a high correlation between the change in fair value of the derivative instrument and the related change in value of the underlying hedged item. Depending on the exposure being hedged, the Company must designate the hedging instrument as a fair value hedge, a cash flow hedge or a net investment in foreign operations hedge. For the qualifying derivative instruments that have been designated as cash flow hedges, the effective portion of the change in fair value is recognized through earnings when the underlying transaction being hedged affects earnings, allowing a derivative’s gains and losses to offset related results from the hedged item in the Consolidated Statements of Operations. Any ineffectiveness related to these instruments accounted for as hedges was not material for any of the periods presented. For derivative instruments that have not been designated as hedges, the entire change in fair value is recorded through earnings in the period of change.

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of December 31, 2023, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through September 2025. As of December 31, 2023 and September 30, 2023, the Company had agreements in place to hedge forecasted natural gas purchases of 3.2 million and 2.3 million MMBtus, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

On March 1, 2023, the Company de-designated its natural gas cash flow hedges related to its Ogden, Utah production facility as the Company did not believe these hedges were probable of being highly effective in the second fiscal quarter of 2023. Beginning March 1, 2023, the change in the derivative was and will be recorded in other expense, net in the Consolidated Statements of Operations. Since the transactions are still probable of occurring, previously recognized amounts in AOCL as of March 1, 2023, of $0.5 million will remain in AOCL until the underlying forecasted transaction occurs. The Company recognized $0.7 million of expense in other expense, net on the Consolidated Statements of Operations during the three months ended December 31, 2023. Following the de-designation, these natural gas economic hedging instruments will be recorded at fair value through earnings unless re-designated or until settlement. Substantially all other natural gas derivative instruments held by the Company as of December 31, 2023 and September 30, 2023 qualified and were designated as cash flow hedges. As of December 31, 2023, the Company expects to reclassify from AOCL to earnings during the next twelve months $3.2 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 13 for the estimated fair value of the Company’s natural gas derivative instruments as of December 31, 2023 and September 30, 2023.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	December 31, 2023	Consolidated Balance Sheet Location	December 31, 2023
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$0.3	Accrued expenses and other current liabilities	$3.5
Commodity contracts	Other assets	0.3	Other noncurrent liabilities	0.4
Total derivatives designated as hedging instruments		0.6		3.9

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	—	Accrued expenses and other current liabilities	0.4
Total derivatives not designated as hedging instruments		—		0.4
Total derivatives(a)		$0.6		$4.3
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $0.6 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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
13.    Fair Value Measurements:

The Company’s financial instruments are measured and reported at their estimated fair values. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction. When available, the Company uses quoted prices in active markets to determine the fair values for its financial instruments (Level 1 inputs) or, absent quoted market prices, observable market-corroborated inputs over the term of the financial instruments (Level 2 inputs). The Company does not have any unobservable inputs that are not corroborated by market inputs (Level 3 inputs), except as stated below and in Note 2.

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

The estimated fair values for each type of instrument are presented below (in millions):

	December 31, 2023	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$3.0	$3.0	$—	$—
Total Assets	$3.0	$3.0	$—	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(3.3)	$—	$(3.3)	$—
Derivatives not designated as hedging instruments - natural gas instruments, net	(0.4)	—	(0.4)	—
Liabilities related to non-qualified savings plan	(3.0)	(3.0)	—	—
Total Liabilities	$(6.7)	$(3.0)	$(3.7)	$—
(a)Includes mutual fund investments of approximately 25% in common stock of large-cap U.S. companies, 5% in common stock of small to mid-cap U.S. companies, 5% in international companies, 10% in bond funds, 5% in short-term investments and 50% in blended funds.

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

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its non-qualified retirement plan of $3.0 million at December 31, 2023 and $2.6 million at September 30, 2023, are stated at fair value based on quoted market prices. As of December 31, 2023 and September 30, 2023, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $495.0 million and $472.5 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at December 31, 2023 and September 30, 2023 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $345.6 million and $277.1 million, respectively, compared with the aggregate principal amount at maturity of $349.9 million and $280.3 million, respectively.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

In connection with the acquisition of Fortress, the Company entered into a contingent consideration arrangement (milestone and earnout payments). The fair value of the milestone contingent consideration is estimated using a probability-weighted discounted cash flow model with significant inputs not observable in the market and is therefore considered a Level 3 measurement while the earn-out is valued using a Monte Carlo simulation, also a Level 3 measurement. In the first quarter of fiscal 2024, the Company recorded $2.9 million of expense (substantially reflective of a change in discount rates and the passage of time) reflected in other operating expense in the Consolidated Statement of Operations to record the contingent consideration liability at its fair value as of December 31, 2023. The Company will continue to recognize remeasurement changes in the estimated fair value of contingent consideration in earnings at each reporting date until all contingencies are resolved. Refer to Note 2 for a discussion of the milestone and earnout payments.

The following table presents the fair value of the Company’s total contingent consideration arrangement (in millions):

Consolidated Balance Sheet Location	December 31, 2023	September 30, 2023
Accrued expenses and other current liabilities	$9.0	$8.4
Other noncurrent liabilities	37.6	35.3
Total contingent consideration	$46.6	$43.7

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. Refer to Note 5 for details of the Company’s impairment of long-lived assets related the termination of its lithium development.

14.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended December 31,
	2023	2022
Numerator:
Net loss from continuing operations	$(75.1)	$(0.3)
Less: net earnings allocated to participating securities(a)	(0.2)	(0.1)
Net loss available to common stockholders	$(75.3)	$(0.4)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	41,205	39,751
Weighted-average awards outstanding(b)	—	—
Shares for diluted earnings per share	41,205	39,751

Basic net loss per common share	$(1.83)	$(0.01)
Diluted net loss per common share	$(1.83)	$(0.01)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 777,000 weighted participating securities for the three months ended December 31, 2023 and 514,000 weighted participating securities for the three months ended December 31, 2022.
(b)For the calculation of diluted net earnings (loss) per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,572,000 weighted-average equity awards outstanding for the three months ended December 31, 2023, and 1,272,000 weighted-average equity awards outstanding for the three months ended December 31, 2022, that were anti-dilutive.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
15.    Related Party Transactions:

During the three months ended December 31, 2023, the Company recorded SOP sales of approximately $0.8 million to certain subsidiaries of Koch Industries, Inc., compared to $0.9 million during the three months ended December 31, 2022. As of December 31, 2023 and September 30, 2023, the Company had approximately $0.6 million and $0.4 million, respectively, of receivables from related parties on its Consolidated Balance Sheets. There were no amounts payable outstanding as of December 31, 2023.

On December 20, 2023, the Company paid a cash dividend to its stockholders of record at the close of business on December 11, 2023, in the amount of $0.15 per share. Koch Minerals & Trading, LLC received approximately $1.1 million in respect to its common shares for the three months ended December 31, 2023.

16.    Subsequent Events:

Departure of President, Chief Executive Officer and Board Member

On January 15, 2024, the Compensation Committee of the Board of Directors of the Company approved, and the Company entered into, a separation and consulting agreement (the “Separation and Consulting Agreement”) with Kevin Crutchfield. Under the Separation and Consulting Agreement, Mr. Crutchfield ceased to serve as President, Chief Executive Officer and as a member of the Board, effective January 17, 2024. The Separation and Consulting Agreement provides that Mr. Crutchfield will serve as a consultant to the Company through September 30, 2024, at a rate of $22,500 per month (pro-rated for any partial months), and receive the severance payments and benefits that he is entitled to pursuant to his previously disclosed Amended and Restated Employment Agreement, dated August 5, 2022, subject to his execution of a release of claims. The Separation and Consulting Agreement also provides that Mr. Crutchfield will remain bound by certain restrictive covenants, including post-employment non-solicitation and confidentiality covenants. The Company expects to pay approximately $6.3 million of cash and to vest 104,597 RSUs (57,476 net RSUs after tax withholding), within 60 days following the effective date in the form of Severance Payments and Benefits, as defined in the Separation and Consulting Agreement.
Appointment of New President, Chief Executive Officer

On January 15, 2024, the Board appointed Edward C. Dowling, Jr. as the Company’s President and Chief Executive Officer, effective January 18, 2024. Mr. Dowling will continue to serve as a member of the Board of Directors, but will no longer serve as a member of the Compensation Committee of the Board of Directors.

Departure of Chief Commercial Officer

Effective January 16, 2024, James D. Standen ceased to serve as Chief Commercial Officer of the Company. Mr. Standen is entitled to receive severance payments under the Company’s previously disclosed Executive Severance Plan, subject to his execution of a release and waiver of claims, of approximately $1.6 million of cash within 60 days of the effective date.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; our continued ability to access ambient lake brine in the Great Salt Lake; the termination of our lithium development project; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; the inability to fund necessary capital expenditures or successfully complete capital projects; uncertainties in estimating our economically recoverable reserves and resources; the useful life of our mine properties; our expectation of extending the Goderich mine mineral lease; conversion of mineral resources into mineral reserves; strikes, other forms of work stoppage or slowdown or other union activities; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us; our payment of any dividends; financial assurance requirements; the seasonal demand for our products; the impact of anticipated changes in potash product prices and customer application rates; the impact of competition on the sales of our products; inflation risks; increasing costs or a lack of availability of transportation services; risks associated with our international operations and sales, including changes in currency exchange rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with environmental, health and safety laws and regulations; environmental liabilities; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; changes in laws, industry standards and regulatory requirements; product liability claims and product recalls; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; our ability to successfully implement our strategies; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses; outbreaks of contagious disease or similar public health threats; domestic and international general business and economic conditions; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the annual period ended September 30, 2023 (“2023 Form 10-K”).

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
“short tons” and all amounts are in U.S. dollars. One short ton equals 2,000 pounds and one metric ton equals 2,204.6 pounds. Compass Minerals and Protassium+ and combinations thereof, are trademarks of CMI or its subsidiaries in the U.S. and other countries.

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, Note 2 to the Consolidated Financial Statements included in our 2023 Form 10-K, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.

As previously disclosed in the 2023 Form 10-K and as discussed in Item 1, Note 5 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the Company indefinitely paused new investment in its lithium salt project pending greater clarity on the evolving regulatory environment in Utah. In December of 2023, a revised draft of rules was proposed, project engineering estimates were refined and, taken together with the decline in market price of lithium products, the Company determined to terminate the lithium development. Consequently, the Company evaluated the capitalized assets and recorded an impairment charge of $74.8 million, including $7.6 million associated with future commitments, for the three months ended December 31, 2023 to value the assets at estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. The determination of fair value of these assets requires us to make estimates and assumptions that include, but are not limited to, estimated proceeds to be received upon sale or return of the equipment, assumptions about the ability to redeploy equipment and materials to other parts of the business and estimates regarding the utility value and replacement cost of the equipment redeployed. Actual proceeds received from asset sales or returns and our ability to utilize the assets may vary from the Company’s estimates resulting in further impairment.

For a further description of our critical accounting policies, see Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of December 31, 2023, we operated 12 production and packaging facilities, including:
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

In May 2023, we completed the purchase of Fortress North America, LLC (“Fortress”), a next-generation fire retardant company dedicated to developing and producing a portfolio of magnesium chloride-based aerial and ground fire retardant products to help combat wildfires (see Item 1, Note 2 of our Consolidated Financial Statements). Magnesium chloride is an existing product stream out of our Ogden, Utah, solar evaporation facility. December 31, 2023 marked the end of Fortress's first commercially operating fire season with the U.S. Forest Service (“USFS”).

Additionally, we had been pursuing development of a sustainable lithium salt resource near Ogden, UT to support the North American battery market. However, as discussed above in Critical Accounting Policies and in Item 1, Note 5 of our Consolidated Financial Statements, we have terminated our pursuit of the lithium development and recognized a $74.8 million

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
loss on impairment of long-lived assets, including $7.6 million associated with future commitments, during the three months ended December 31, 2023.

Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three months ended December 31, 2023 and 2022, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE MONTHS ENDED DECEMBER 31
* Refer to “—Reconciliation of Net Earnings (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Commentary: Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

•Total sales decreased 3%, or $10.7 million, due to lower Salt segment sales, partially offset by sales by the Fortress fire retardant business and higher Plant Nutrition segment sales. The decrease in sales for Salt reflected lower sales volumes. Plant Nutrition sales increased from the prior year due to an increase in sale volumes, partially offset by lower average sales prices. In addition, we recognized $14.5 million in sales related to the completion of our 2023 contract with the USFS.
•Operating loss of $55.3 million decreased $83.2 million from operating income of $27.9 million in the prior-year period, reflecting the lithium asset impairment, lower Plant Nutrition operating earnings, partially offset by Fortress earnings (as a result of our acquisition and subsequent consolidation in May 2023) and higher Salt operating earnings. Plant Nutrition operating earnings decreased due primarily to lower average sales prices and higher per-unit product costs, which were partially offset by higher sales volumes due to a combination of lingering weather impacts in key markets in the first quarter of 2023 and uncertainty about future fertilizer prices in that same quarter causing users to cancel or delay purchases. Salt operating earnings increased due primarily to higher average sales prices, which were partially offset by lower sales volumes and higher highway per-unit product costs. Corporate and Other segment operating loss decreased from the prior year quarter primarily reflecting the acquisition of the Fortress business, which was partially offset by higher lithium and corporate SG&A.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* decreased 3.9%, or $2.4 million.
•Diluted net loss per common share of $1.83 declined by $1.82 due to the lithium asset impairment recognized in the current year.

THREE MONTHS ENDED DECEMBER 31
Commentary: Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

Gross Profit: Increased 1%, or $0.6 million; Gross Margin increased 1 percentage point to 21%
•Salt segment gross profit increased $2.0 million primarily due to higher average sales prices, which were partially offset by lower sales volumes and higher per-unit product costs (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $13.5 million due to higher per-unit product costs and lower average sales prices, which were partially offset by lower per-unit distribution costs (see Plant Nutrition operating results).
•Gross profit was also favorably impacted by the acquisition of the Fortress fire retardant business in May 2023.

OTHER EXPENSES AND INCOME

Commentary: Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

SG&A: Increased $3.9 million; increased 1.5 percentage points as a percentage of sales from 11.9% to 13.4%
•The increase in SG&A expense was primarily due to expenses related to our Fortress fire retardant business that was acquired in May 2023 and higher corporate incentive compensation expense.

Loss on Impairment of Long-Lived Assets, net: $74.8 million in the current-year period
•We recognized an impairment loss of $74.8 million for the three months ended December 31, 2023 related to the termination of the lithium development (see Item 1, Note 5).

Other Operating Expense: Increased $5.1 million to $5.4 million
•The increase in other operating expense was due to an increase in the contingent consideration related to the Fortress acquisition and severance costs resulting from the decision to discontinue the pursuit of the lithium development in the current period.

Interest Income: Decreased $0.7 million to $0.4 million
•The decrease in interest income during the current period is primarily due to the higher cash balance in the prior year resulting from proceeds received from a private placement of our common stock.

Interest Expense: Increased $1.9 million to $15.8 million
•Interest expense increased $1.9 million due to higher interest rates and debt levels in the current period.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Loss on Foreign Exchange: Decreased $0.6 million from $2.5 million to $1.9 million
•We realized loss on foreign exchange of $1.9 million in the first quarter of fiscal 2024 compared to $2.5 million in the same quarter of the prior-year period, primarily reflecting changes in translating our intercompany loans from British Pounds to U.S. Dollars.

Net Loss in Equity Investees: $0.9 million in the prior-year period
•We realized a net loss of $0.9 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses positioned themselves for commercialization.

Other Expense, net: Increased to $0.7 million
•The increase is due primarily to losses recorded for derivatives not accounted for as hedges during the current quarter.

Income Tax Expense: Decreased $10.1 million from $11.9 million to $1.8 million
•The decrease in income tax expense was due primarily to lower pretax book income, excluding the impairment of lithium assets, in the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The net tax benefit recorded on the impairment of the lithium assets impairment was offset entirely by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate was (2.5)% for the three months ended December 31, 2023, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S. for which a valuation allowance has been recorded against the U.S. tax benefit carryforward.
•Our income tax provision for the three months ended December 31, 2023 and 2022 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.

The results of operations of the Fortress business include sales of $14.5 million for the three months ended December 31, 2023. The results of operations of the consolidated records management business and other incidental revenues include sales of $3.2 million and $2.7 million for the three months ended December 31, 2023 and 2022, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt Results

	QTD 2023	QTD 2022
Salt Sales (in millions)	$274.3	$308.1
Salt Operating Earnings (in millions)	$50.5	$47.1
Salt Sales Volumes (thousands of tons)
Highway deicing	2,266	2,901
Consumer and industrial	589	620
Total tons sold	2,855	3,521
Average Salt Sales Price (per ton)
Highway deicing	$70.36	$65.60
Consumer and industrial	$194.94	$190.04
Combined	$96.08	$87.51
Commentary: Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

•Salt sales decreased $33.8 million, primarily due to lower sales volumes, partially offset by higher average sales prices.
•Salt sales volumes decreased 19% in total, or 666,000 tons, reducing sales by approximately $47.5 million. Highway deicing sales volumes decreased 22%, reflecting a combination of exceptionally mild weather and the impact of 5%

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
lower total committed bid volumes year over year compared to the prior-year bid season. Consumer and industrial sales volumes decreased 5% primarily due to lower consumer deicing volumes.
•Average sales prices increased 10% partially offsetting the volume decline by approximately $13.7 million with increases in both highway and consumer and industrial average sales prices.
•Highway deicing average sales price increased 7% across all product categories as we have sought to restore profitability and offset the impact of prior year inflation on costs by executing a commercial bidding strategy emphasizing pricing over volume. Consumer and industrial average sales price increased 3% due to price increases taken to offset inflation realized in prior years. The higher average sales prices are also reflective of sales mix.
•Salt operating earnings increased 7%, or $3.4 million, primarily due to higher average sales prices, which was partially offset by higher highway per-unit product costs.

Plant Nutrition Results

	QTD 2023	QTD 2022
Plant Nutrition Sales (in millions)	$49.7	$41.6
Plant Nutrition Operating (Loss) Earnings (in millions)	$(2.3)	$11.0
Plant Nutrition Sales Volumes (thousands of tons)	75	45
Plant Nutrition Average Sales Price (per ton)	$660	$924
Commentary: Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022

•Plant Nutrition sales increased 19%, or $8.1 million due to higher sales volumes, partially offset by lower average sales prices.
•Plant Nutrition sales volumes increased 67% year over year driven by normalization of demand levels in fiscal 2024 following lower demand in fiscal 2023 reflective of impacts from weather events in key markets and uncertainty about future fertilizer prices causing customers to cancel or delay purchases. The higher sales volumes increased sales by approximately $27.9 million.
•Plant Nutrition average sales prices decreased 29%, offsetting the increase in sales by approximately $19.8 million. Average sales prices decreased throughout fiscal 2023 due to global supply and demand dynamics for fertilizer products resulting in weakening pricing year over year following a strong, steadily increasing price trend throughout fiscal 2022.
•Plant Nutrition operating earnings decreased $13.3 million to a $2.3 million operating loss primarily due to lower averages sales prices and higher per-unit product costs driven by higher cost carryover inventory reflective of lower production volume and higher energy and other input costs in fiscal 2023, which were partially offset by higher sales volumes.

Outlook

•The North American highway deicing season is off to a weak start due to mild winter weather across our core service markets. However, with an estimated 70% of the deicing season yet to be completed, we are maintaining our expectations for the Salt segment in fiscal year 2024. In the event of a normal winter season, we expect sales volumes and adjusted EBITDA to range from 11.3 million to 12.2 million tons and $230 million to $270 million, respectively, in fiscal year 2024. In the event of a relatively strong winter season we expect sales volumes and adjusted EBITDA ranging from 12.2 million to 13.2 million tons and $270 million to $290 million, respectively, and sales volumes and adjusted EBITDA ranging from 10.0 million to 11.3 million tons and $205 million to $230 million, respectively, in the event of a relatively mild winter season.
•There are several factors adversely impacting the outlook for our Plant Nutrition segment. First, muriate of potash prices continue to be under pressure in the market, which as a potential substitute impacts our SOP pricing. Second, continuing weakness in fertilizer pricing is resulting in buyers deferring purchases in anticipation of lower prices, which adds risk to our sales outlook. Lastly, first-quarter pond-based production tracked toward the lower end of our initial projections. As a result, we now expect Plant Nutrition segment sales volumes and adjusted EBITDA to be within a range of 280,000 to 310,000 tons and $15 million to $35 million, respectively, in fiscal year 2024.
•Fiscal year 2024 capital expenditures were expected to be in the $120 million to $130 million range. This includes approximately $80 million to $90 million in sustaining capital for the core Salt and Plant Nutrition businesses. In the fire retardant business, approximately $10 million of growth capital is anticipated to be spent in fiscal year 2024. Finally, we expect capital expenditures of roughly $30 million related to the now-terminated lithium project for items that had been committed to prior to the project’s suspension in November 2023. As a result of the termination of the

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
lithium project and the related impairment in the first quarter of fiscal 2024, a portion of the expenditures related to committed items that had not been received by quarter-end and will not be classified as capital expenditures within the Consolidated Statements of Cash Flows when paid.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $375 million revolving credit facility and our $100 million revolving AR Securitization Facility. As of December 31, 2023, we had liquidity of approximately $245.8 million, comprised of $38.3 million of cash and cash equivalents and $207.5 million of availability under our $375 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of December 31, 2023, we had $5.5 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion, expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. Throughout fiscal years 2022 and 2023, we increased our repatriation expectation to include an additional $16 million from our U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada and in the third quarter of fiscal 2023, $15.6 million was repatriated from the U.K. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of December 31, 2023, consisting of a tax benefit of $0.7 million recorded in fiscal 2023 and tax expense of $4.5 million, most of which was recorded in years prior to fiscal 2021. Due to our ability to generate adequate levels of U.S. cash flow on an annual basis, it is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the three months ended December 31, 2023, an additional valuation allowance of $19.6 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of December 31, 2023, we had $919.2 million of outstanding indebtedness, consisting of $500.0 million outstanding under our 6.75% Senior Notes due 2027, $349.9 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting of $197.5 million of term loans and $152.4 million borrowed against our revolving credit facility, and $69.3 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 8 of our Consolidated

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $15.1 million as of December 31, 2023 further reduced available borrowing capacity under our revolving credit facility to $207.5 million.

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

Our debt service obligations could, under certain circumstances, materially affect our financial condition and prevent us from fulfilling our debt obligations. As a holding company, CMI’s investments in its operating subsidiaries constitute substantially all of its assets. Consequently, our subsidiaries conduct substantially all of our consolidated operating activities and own substantially all of our operating assets. The principal source of the cash needed to pay our obligations is the cash generated from our subsidiaries’ operations and their borrowings. Furthermore, we must remain in compliance with the terms of the 2023 Credit Agreement governing our credit facilities, including the consolidated total net leverage ratio and interest coverage ratio, in order to pay dividends to our stockholders. We must also comply with the terms of our indenture governing our 6.75% Senior Notes due December 2027, which limit the amount of dividends we can pay to our stockholders.

Pursuant to the terms of the 2023 Credit Agreement, the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the 2023 Credit Agreement and discussed further below) was 5.0x for the quarter ended December 31, 2023, which steps down to 4.75x in the quarter ending March 31, 2024, and to 4.5x for the fiscal quarter ended June 30, 2024 and thereafter. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted EBITDA. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million. As of December 31, 2023, our consolidated total net leverage ratio was approximately 4.33x.

Although we are in compliance with our debt covenants as of December 31, 2023, we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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

We manage our capital allocation considering our long-term strategic objectives, required spending to sustain our business and focus on generating adequate returns on capital. While our equipment and facilities are generally not impacted by rapid technology changes, our operations require refurbishments and replacements to maintain structural integrity and reliable production and shipping capabilities. When possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending.

During fiscal 2024, we expect to spend between $80 million and $90 million of sustaining capital in our Salt and Plant Nutrition businesses, including approximately $7 million to $12 million towards replacing the existing underground mill at Goderich mine over multiple years, which will be located in a built-for-purpose area of the mine and is expected to improve operating efficiencies. We also expect to spend approximately $10 million of growth capital on our fire retardant business. Additionally, we incurred approximately $20.0 million, including amounts accrued and unpaid, of previously committed capital in the first quarter of fiscal 2024 (approximately $71.3 million cumulatively) towards the development phase of our sustainable lithium development project. However, during the first quarter of fiscal 2024, we ceased further development of the lithium project. For

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
more information, refer to Item 1, Note 5 of our Consolidated Financial Statements and Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K.

The table below provides a summary of our cash flows by category:

THREE MONTHS ENDED DECEMBER 31, 2023	THREE MONTHS ENDED DECEMBER 31, 2022
Operating Activities:
Net cash used in operating activities were $65.6 million	Net cash provided by operating activities were $2.1 million
» Net loss was $75.1 million.	» Net loss was $0.3 million.
» Non-cash depreciation and amortization expense was $25.5 million.	» Non-cash depreciation and amortization expense was $23.9 million.
» Non-cash stock-based compensation expense was $11.9 million.	» Non-cash stock-based compensation expense was $10.6 million.
» Non-cash loss on impairment of lithium assets was $74.8 million.	» Working capital items were a use of operating cash flows of $31.3 million.
» Working capital items were a use of operating cash flows of $107.1 million.	» Non-cash net loss in equity investees was $0.9 million.
Investing Activities:
Net cash flows used in investing activities were $36.0 million	Net cash flows used in investing activities were $20.1 million
» Net cash flows used in investing activities included $35.3 million of capital expenditures.	» Net cash flows used in investing activities included $19.9 million of capital expenditures.
Financing Activities:
Net cash flows provided by financing activities were $100.9 million	Net cash flows provided by financing activities were $117.7 million
» Included net proceeds from the issuance of debt of $108.1 million.	» Included net payments on our debt of $116.1 million.
» Included the payment of dividends of $6.4 million.	» Included net proceeds from private placement of common stock of $240.7 million.
» Included the payment of dividends of $6.3 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events; consequently, the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. Our operating cash flows during the three months ended December 31, 2023, reflect the seasonal increase in accounts receivable due to the beginning of the winter season. During the first quarter of fiscal 2024, the Company also paid liabilities accrued as of September 30, 2023, including the remaining $10 million settlement payment to the SEC, accrued incentive compensation, interest on our debt, income taxes and other liabilities. Additionally, at the end of Fortress’ contract term with the USFS, the Company recognized revenue previously deferred in accrued liabilities.

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

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other infrequent items that management does not consider indicative of normal operations. Other infrequent items, such as executive transition costs, restructuring charges, asset impairment charges and severance associated with the cessation of the lithium development and gain from remeasurement of equity method investment involve distinct initiatives that are not reflective of future operations and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended December 31,
	2023	2022
Net loss	$(75.1)	$(0.3)
Interest expense	15.8	13.9
Income tax expense	1.8	11.9
Depreciation, depletion and amortization	25.5	23.9
EBITDA	(32.0)	49.4
Adjustments to EBITDA:
Stock-based compensation - non cash	11.9	10.6
Interest income	(0.4)	(1.1)
Loss on foreign exchange	1.9	2.5
Restructuring charges(a)	2.5	—
Loss on impairment of long-lived assets, net(a)	74.8	—
Accrued loss and legal costs related to SEC investigation(b)	—	0.3
Other expense, net	0.7	0.1
Adjusted EBITDA	$59.4	$61.8
(a)In connection with the termination of our pursuit of the lithium development project, we incurred severance and related charges for a reduction of workforce and a loss on impairment of long-lived assets, which were determined to be no longer probable of recovery.
(b)We recognized costs, net of reimbursements, related to the settled SEC investigation.

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

Although inflation has not had a significant impact on our operations in the current period, our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K.

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

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets or at our Ogden facility could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for our deicing products. Drought or excessive precipitation could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may affect our operations and necessitate capital expenditures in the future, although capital expenditures for climate-related projects are not expected to be material in fiscal 2024. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item 1 “Business—Environmental, Health and Safety and Other Regulatory Matters” in our 2023 Form 10-K.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
do not enter into any financial instrument arrangements for speculative purposes. Our market risk exposure related to these items has not changed materially since September 30, 2023.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, at the reasonable assurance level.

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
PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

We are involved in the legal proceedings described in Part I, Item 1, Note 7 and Part I, Item 1, Note 9 of our Consolidated Financial Statements and, from time to time, various routine legal proceedings and claims arising from the ordinary course of our business. These primarily involve tax assessments, disputes with former employees and contract labor, commercial claims, product liability claims, personal injury claims and workers’ compensation claims. Management cannot predict the outcome of legal proceedings and claims with certainty. Nevertheless, management believes that the outcome of legal proceedings and claims, which are pending or known to be threatened, even if determined adversely, will not, either individually or in the aggregate, have a material adverse effect on our results of operations, cash flows or financial condition, except as otherwise described in Part I, Item 1, Note 7 and Part I, Item 1, Note 9 of our Consolidated Financial Statements. There have been no material developments since September 30, 2023 with respect to our legal proceedings, except as described in Part I, Item 1, Note 7 and Part I, Item 1, Note 9 of our Consolidated Financial Statements.

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the annual period ended September 30, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)None.

(c)None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report on Form 10-Q.

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1
Offer Letter, signed November 29, 2023, between Compass Minerals International Inc. and Jeffrey Cathey (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on December 19, 2023).

10.2
Separation and Consulting Agreement, dated January 15, 2024, between Compass Minerals International Inc. and Kevin Crutchfield (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

10.3
Employment Agreement, dated January 16, 2024, between Compass Minerals International Inc. and Edward C. Dowling Jr. (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

10.4
Form of Final Release and Waiver of Claims between Compass Minerals International, Inc. and James D. Standen (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on January 16, 2024).

16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission dated December 7, 2023 (incorporated herein by reference to Exhibit 16.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on December 7, 2023).

31.1*	Section 302 Certifications of Edward C. Dowling, Jr., President and Chief Executive Officer.
31.2*	Section 302 Certifications of Lorin Crenshaw, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Edward C. Dowling, Jr., President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: February 7, 2024	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer
(Principal Financial Officer)