Form 10-Q
period 2024-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2024-05-15
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of May 10, 2024, was 41,333,826 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$40.0	$38.7
Receivables, less allowance for doubtful accounts of $2.2 at March 31, 2024 and $2.3 at September 30, 2023	143.0	129.5
Inventories	367.7	392.2
Other	47.4	33.4
Total current assets	598.1	593.8
Property, plant and equipment, net	793.5	852.2
Intangible assets, net	102.0	120.0
Goodwill	5.9	96.8
Other	152.6	155.2
Total assets	$1,652.1	$1,818.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$5.0
Accounts payable	88.5	116.8
Accrued salaries and wages	18.7	25.7
Income taxes payable	13.9	16.5
Accrued interest	12.9	12.9
Accrued expenses and other current liabilities	61.9	98.9
Total current liabilities	200.9	275.8
Long-term debt, net of current portion	872.2	800.3
Deferred income taxes, net	59.6	58.5
Other noncurrent liabilities	131.7	166.2
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at March 31, 2024 and September 30, 2023	$0.4	$0.4
Additional paid-in capital	419.7	413.1
Treasury stock, at cost — 865,027 shares at March 31, 2024 and 1,038,168 shares at September 30, 2023	(10.1)	(8.7)
Retained earnings	81.3	217.1
Accumulated other comprehensive loss	(103.6)	(104.7)
Total stockholders’ equity	387.7	517.2
Total liabilities and stockholders’ equity	$1,652.1	$1,818.0
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Sales	$364.0	$411.1	$705.7	$763.5
Shipping and handling cost	110.6	130.1	201.9	237.5
Product cost	180.5	195.8	360.3	370.8
Gross profit	72.9	85.2	143.5	155.2
Selling, general and administrative expenses	33.3	34.4	79.0	76.2
Loss on impairments	106.6	—	181.4	—
Other operating (income) expense	(21.2)	2.9	(15.8)	3.2
Operating (loss) earnings	(45.8)	47.9	(101.1)	75.8

Other (income) expense:
Interest income	(0.2)	(1.9)	(0.6)	(3.0)
Interest expense	17.1	14.2	32.9	28.1
(Gain) loss on foreign exchange	(2.5)	(0.2)	(0.6)	2.3
Net loss in equity investee	—	1.4	—	2.3
Other expense, net	0.9	0.9	1.6	1.0
(Loss) earnings before income taxes	(61.1)	33.5	(134.4)	45.1
Income tax (benefit) expense	(13.1)	55.1	(11.3)	67.0
Net loss	$(48.0)	$(21.6)	$(123.1)	$(21.9)

Basic net loss per common share	$(1.16)	$(0.53)	$(2.99)	$(0.55)
Diluted net loss per common share	$(1.16)	$(0.53)	$(2.99)	$(0.55)

Weighted-average common shares outstanding (in thousands):
Basic	41,306	41,110	41,255	40,423
Diluted	41,306	41,110	41,255	40,423
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(48.0)	$(21.6)	$(123.1)	$(21.9)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) and $0.0 for the three months ended March 31, 2024 and 2023, respectively, and $(0.2) and $0.0 for the six months ended March 31, 2024 and 2023, respectively	0.2	—	0.4	0.1
Unrealized income (loss) on cash flow hedges, net of tax of $0.0 for the three months ended March 31, 2024 and 2023, and $0.0 and $0.4 for the six months ended March 31, 2024 and 2023, respectively	0.6	(1.1)	(1.2)	(3.9)
Cumulative translation adjustment	(12.7)	2.8	1.9	14.5
Comprehensive loss	$(59.9)	$(19.9)	$(122.0)	$(11.2)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended March 31, 2024 and 2023
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2023	$0.4	$413.1	$(8.7)	$217.1	$(104.7)	$517.2
Comprehensive (loss) income	—	—	—	(75.1)	13.0	(62.1)
Dividends on common stock ($0.15 per share)	—	—	—	(6.4)	—	(6.4)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.6)	—	—	(0.8)
Stock-based compensation	—	11.9	—	—	—	11.9
Balance, December 31, 2023	$0.4	$424.8	$(9.3)	$135.6	$(91.7)	$459.8
Comprehensive loss	—	—	—	(48.0)	(11.9)	(59.9)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.8)	—	—	(1.0)
Stock-based compensation	—	(4.9)	—	—	—	(4.9)
Balance, March 31, 2024	$0.4	$419.7	$(10.1)	$81.3	$(103.6)	$387.7

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$226.5	$(115.3)	$256.4
Comprehensive (loss) income	—	—	—	(0.3)	9.0	8.7
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	10.6	—	—	—	10.6
Balance, December 31, 2022	$0.4	$403.4	$(7.6)	$219.9	$(106.3)	$509.8
Comprehensive (loss) income	—	—	—	(21.6)	1.7	(19.9)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.3)	(1.0)	—	—	(1.3)
Stock-based compensation	—	3.1	—	—	—	3.1
Balance, March 31, 2023	$0.4	$406.2	$(8.6)	$192.0	$(104.6)	$485.4
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(123.1)	$(21.9)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	52.3	48.4
Amortization of deferred financing costs	1.2	1.5
Stock-based compensation	7.0	13.7
Deferred income taxes	0.8	(4.2)
Unrealized foreign exchange (gain) loss	(0.7)	2.3
Loss on impairments	181.4	—
Net loss in equity investees	—	2.3
Net gain from remeasurement of contingent consideration	(21.4)	—
Other, net	2.0	2.4
Changes in operating assets and liabilities:
Receivables	(12.7)	8.9
Inventories	26.7	44.1
Other assets	(10.3)	18.4
Accounts payable and accrued expenses and other current liabilities	(71.2)	41.2
Other liabilities	(9.7)	(7.6)
Net cash provided by operating activities	22.3	149.5
Cash flows from investing activities:
Capital expenditures	(65.3)	(49.3)
Other, net	(1.1)	(0.3)
Net cash used in investing activities	(66.4)	(49.6)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	217.2	16.7
Principal payments on revolving credit facility borrowings	(176.5)	(168.2)
Proceeds from issuance of long-term debt	69.4	37.5
Principal payments on long-term debt	(38.0)	(9.1)
Payments for contingent consideration	(9.1)	—
Net proceeds from private placement of common stock	—	240.7
Dividends paid	(12.7)	(12.6)
Deferred financing costs	(2.1)	—
Shares withheld to satisfy employee tax obligations	(1.8)	(1.6)
Other, net	(1.1)	(0.5)
Net cash provided by financing activities	45.3	102.9
Effect of exchange rate changes on cash and cash equivalents	0.1	0.8
Net change in cash and cash equivalents	1.3	203.6
Cash and cash equivalents, beginning of the year	38.7	46.1
Cash and cash equivalents, end of period	$40.0	$249.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$31.5	$26.5
Income taxes paid, net of refunds	$22.1	$14.0
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading North American producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. The Company is working to develop next-generation, environmentally friendly fire retardants to help to slow, stop and prevent wildfires. Additionally, the Company had been pursuing the development of a sustainable lithium salt resource to support the North American battery market. However, as described in Note 5, the Company has terminated its pursuit of the lithium development. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the annual period ended September 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) in its Annual Report on Form 10-K on November 29, 2023 (“2023 Form 10-K”). Certain amounts in prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

Revision of Previously Issued Financial Statements

The Company identified certain misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations. Management has considered the misstatements, and after evaluating both their quantitative and qualitative impacts, concluded they are not material to the Company’s previously issued consolidated financial statements. To correct the immaterial misstatements, the Company has revised its Consolidated Statements of Cash Flows for

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
the interim period ended March 31, 2023 and the interim period ended December 31, 2023. Certain prior period amounts have been reclassified to conform to the current period presentation. For further detail, refer to Note 16.

Impairments

As a result of a sustained decrease in the Company’s publicly quoted share price and market capitalization continuing into fiscal 2024 and recent developments related to its magnesium chloride-based fire retardants impacting its Fortress business, the Company determined that there were indicators of impairment and therefore performed long-lived assets and goodwill impairment testing. The analysis for Plant Nutrition resulted in no long-lived asset impairment but did result in a goodwill impairment, as discussed further below. The Fortress analysis resulted in an impairment of the Company’s magnesium chloride-related assets and goodwill; see below for additional details.

On March 22, 2024, the Company was notified of the decision by the U.S. Forest Service that the Company would not be awarded a contract to supply its magnesium chloride-based aerial fire retardant for the calendar 2024 fire season. For purposes of the long-lived asset impairment evaluation, management grouped and tested the magnesium chloride-related assets given their unique classification and separately identifiable cash flows. As a result of the evaluation using the income approach, the Company impaired all magnesium chloride-related assets which resulted in a long-lived asset, net, impairment of $15.6 million (finite-lived intangible assets) and an impairment of $1.5 million of finished goods inventory for the three and six months ended March 31, 2024. The long-lived asset impairment is included in loss on impairments, while the inventory impairment is reflected in product cost, both on the Consolidated Statements of Operations. The undiscounted cash flows for the remaining Fortress assets were greater than their carrying value resulting in no incremental impairment. Management will continue to monitor events and circumstances that would require a future test of recoverability on the remaining Fortress long-lived assets.

The Company performed the interim goodwill impairment tests consistent with its approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim goodwill impairment test, the Company recognized impairment charges totaling $91.0 million included in loss on impairments, on the Consolidated Statements of Operations for both the three and six months ended March 31, 2024. Goodwill impairment of $51.0 million was related to the Company’s Plant Nutrition segment, primarily due to decreases in projected future revenues and cash flows and an increase in discount rates due to the uncertain regulatory environment in Utah. The remaining goodwill impairment of $40.0 million was related to the Company’s Fortress reporting unit (included in the Corporate and Other segment), primarily due to changes in assumptions surrounding the magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Following the impairment charges, there is no remaining goodwill balance for the Plant Nutrition and Fortress reporting units. Refer to Note 6 for a summary of goodwill by segment. A summary of the impairments incurred for the three and six months ended March 31, 2024, is detailed below (in millions):

Impairment	Financial Statement Line Item	Segment	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Lithium long-lived assets, net	Loss on impairments	Corporate & Other	$—	$74.8
Plant Nutrition goodwill	Loss on impairments	Plant Nutrition	51.0	51.0
Fortress goodwill	Loss on impairments	Corporate & Other	40.0	40.0
Fortress long-lived assets, net	Loss on impairments	Corporate & Other	15.6	15.6
Fortress inventory	Product cost	Corporate & Other	1.5	1.5
Total			$108.1	$182.9

In connection with the aforementioned impairments, the Company determined the estimated fair value for each reporting unit based on discounted cash flow projections (income approach), market values for comparable businesses (market approach) or a combination of both. Under the income approach, the Company is required to make judgments about appropriate discount rates, long-term revenue growth rates and the amount and timing of expected future cash flows. The cash flows used in its estimates are based on the reporting unit's forecast, long-term business plan, and recent operating performance. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit and market conditions. The Company’s estimates may differ from actual future cash flows. The risk adjusted discount rate used is consistent with the weighted average cost of capital of the Company’s peer companies and is intended to represent a rate of return that would be expected by a market participant. Under the market approach, market multiples are derived from market prices of stocks of companies in the Company’s peer group. The appropriate multiple is applied to the forecasted revenue and earnings before interest, taxes, depreciation and amortization of the reporting unit to obtain an estimated fair value.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue growth rates, long-term operating margin, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in the Company’s fair value estimates is consistent with the its operating plan and is dependent on the successful execution of its long-term business plan, overall industry growth rates and the competitive environment. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the future financial performance falls below expectations or there are unfavorable revisions to significant assumptions, or if the Company’s market capitalization declines, an additional non-cash goodwill impairment charge may be required in a future period. Management does not believe that the remaining goodwill balance in its Corporate and Other reporting unit is currently at risk of impairment as of March 31, 2024.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Part II, Item 8 of its 2023 Form 10-K. There were no material changes in the Company’s significant accounting policies from those described in its 2023 Form 10-K.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which updates reportable segment disclosure requirements primarily to include enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

2.    Business Acquisition:

Beginning in 2020, the Company began a series of equity investments in Fortress, a next-generation fire retardant business dedicated to developing and producing a portfolio of fire retardant products to help combat wildfires. On May 5, 2023, the Company acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provided the Company full ownership of all Fortress assets, contracts, and intellectual property. See Note 1 for impairment information. See Note 13 for fair value information related to the contingent consideration as of March 31, 2024.

3.    Revenues:

Deferred Revenue

Deferred revenue represents billings under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Deferred revenue as of March 31, 2024 and September 30, 2023 was approximately $4.1 million and $8.5 million, respectively.

See Note 10 for a disaggregation of sales by segment, type and geographical region.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
4.    Inventories:

Inventories consist of the following (in millions):

	March 31, 2024	September 30, 2023
Finished goods	$278.6	$319.3
Raw materials and supplies	89.1	72.9
Total inventories	$367.7	$392.2

5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2024	September 30, 2023
Land, buildings and structures, and leasehold improvements	$550.4	$547.9
Machinery and equipment	1,131.4	1,102.0
Office furniture and equipment	22.3	21.6
Mineral interests	169.6	169.1
Construction in progress	60.2	113.0
	1,933.9	1,953.6
Less: accumulated depreciation and depletion	(1,140.4)	(1,101.4)
Property, plant and equipment, net	$793.5	$852.2

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

On January 23, 2024, the Company severed certain members of its lithium development team and terminated its pursuit of the lithium development. Consequently, the Company evaluated the capitalized assets, including site preparation, project engineering, equipment and materials and capitalized labor and interest. As a result, the Company has recorded an impairment charge of $74.8 million for the six months ended March 31, 2024, including $5.9 million associated with future commitments as of March 31, 2024. Additional restructuring charges of $1.7 million were also recorded in other operating (income) expense during the three months ended March 31, 2024. The impairments were recorded to reflect the assets at their estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. Prior to recognizing an impairment, the Company had capitalized $72.7 million to its property, plant and equipment on its Consolidated Balance Sheet and has approximately $5.1 million remaining as of March 31, 2024, included in inventory. The Company engaged a valuation specialist to assist in determining the appropriate fair value of the lithium assets and the resulting impairment charge in the first quarter of fiscal 2024. Given the assets are likely to either be used in other operations or liquidated at a later date, the Company utilized a market-based approach that relied on Level 3 inputs (see Note 13 for a discussion of the levels in the fair value hierarchy).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
6.    Goodwill and Intangible Assets:
Changes in the carrying amount of goodwill are summarized as follows (in millions):

	Plant Nutrition	Corporate & Other	Consolidated
Balance as of September 30, 2023	$51.1	$45.7	$96.8
Foreign currency translation adjustment	0.2	0.2	0.4
Balance as of December 31, 2023	$51.3	$45.9	$97.2
Foreign currency translation adjustment	(0.3)	—	(0.3)
Impairments	(51.0)	(40.0)	(91.0)
Balance as of March 31, 2024	$—	$5.9	$5.9

As of March 31, 2024, there were indicators necessitating an interim impairment test of the Company’s goodwill based on the Company’s review of its operating performance, among other factors, for the relevant reporting units. Refer to Note 1 for additional details. In addition to the Plant Nutrition and Fortress impairments, the remaining change in goodwill between September 30, 2023, and March 31, 2024 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

In connection with the Fortress acquisition described in Note 2, the Company acquired identifiable intangible assets which consisted of customer relationships, developed technology, in-process research and development and trade name. The fair values were determined using Level 3 inputs (see Note 13 for a discussion of the levels in the fair value hierarchy). Upon acquisition, the fair value of the customer relationships was estimated using an income approach method while the fair values of developed technology, in-process research and development and trade name were estimated using the relief from royalty method.

As a result of the Fortress-related impairments discussed in Note 1, the Company impaired all magnesium chloride-related assets which resulted in an impairment of the Company’s developed technology intangible asset of $15.6 million, net of accumulated amortization of $0.4 million. The Company continues to have Fortress-related net intangible assets consisting of customer relationships and trade name of $55.2 million and $0.2 million, respectively, as of March 31, 2024. The Company also has $2.2 million of indefinite-lived in-process research and development recognized in connection with the Fortress acquisition as of March 31, 2024, which will be reviewed for impairment at least annually, or in the event of indicators of impairment, until product development is completed.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the six months ended March 31, 2024, an additional valuation allowance of $28.3 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of March 31, 2024, and September 30, 2023, the Company had $65.5 million and $65.4 million, respectively of gross foreign federal NOL carryforwards that have no expiration date and $2.9 million at March 31, 2024 and September 30, 2023 of net operating tax-effected state NOL carryforwards which expire beginning in 2035.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2018. The reassessments are a result of ongoing audits and total $188.7 million, including interest, through March 31, 2024. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $161.9 million performance bond and has paid $36.7 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at March 31, 2024, and September 30, 2023), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of March 31, 2024, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s 2023 Form10-K.

8.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	March 31, 2024	September 30, 2023
6.75% Senior Notes due December 2027	$500.0	$500.0
Term Loan due May 2028	196.3	198.8
Revolving Credit Facility due May 2028	122.2	81.5
AR Securitization Facility expires March 2027	64.8	30.9
	883.3	811.2
Less unamortized debt issuance costs	(6.1)	(5.9)
Total debt	877.2	805.3
Less current portion	(5.0)	(5.0)
Long-term debt	$872.2	$800.3

On March 27, 2024, the Company entered into an amendment to its 2023 Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.0x as of the fiscal quarter ended March 31, 2024, increasing further to 6.5x as of the last day of any quarter through the fiscal quarter ended December 31, 2024, then gradually stepping down to 4.75x by the fiscal quarter ended March 31, 2026 and thereafter. The amendment also removed the flexibility related to the lithium development joint ventures, projects or similar arrangements and any related funding transactions in connection therewith. In connection with this amendment, the Company paid fees totaling $1.7 million which were capitalized as deferred financing costs. Additional arrangement and legal fees of $0.9 million were expensed as of March 31, 2024.

On March 27, 2024, certain of the Company’s U.S. subsidiaries entered into an amendment to its revolving accounts receivable financing facility with PNC Bank, National Association, extending the facility to March 2027. In connection with this amendment, the Company paid fees totaling $0.4 million which were capitalized as deferred financing costs.

As of March 31, 2024, the term loan and revolving credit facility under the 2023 Credit Agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of March 31, 2024 and September 30, 2023, the weighted average interest rate on all borrowings outstanding under the 2023 Credit Agreement was approximately 8.4% and 7.8%, respectively. Depending on the type, borrowings under the 2023 Credit Agreement accrue interest at a rate per annum equal to the Adjusted Term SOFR Rate, the Adjusted EURIBO Rate, Prime Rate or the CDO Rate (as defined in the credit agreement), as applicable, plus Applicable

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Margins (as defined in the credit agreement) which resulted in interest rates between 8.2% and 10.3% as of March 31, 2024, and 7.7% and 9.8% as of September 30, 2023.

As of March 31, 2024, the Company had $237.7 million of availability under its $375 million revolving credit facility. The 2023 Credit Agreement requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total net leverage ratio. The Company was in compliance as of March 31, 2024 with its debt covenants under the 2023 Credit Agreement and its AR Securitization Facility. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted earnings before interest, taxes, depreciation and amortization. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million.

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

On April 24, 2024, the Company, one of its former officers and three current officers were named as defendants in a punitive securities class action lawsuit filed in the United States District Court for the District of Kansas, alleging that the Company and such officers made misleading statements damaging shareholders relating to the Company’s fire retardant business. The Company intends to vigorously defend these allegations. At this time, the Company is unable to assess with any certainty what, if any, damages could be awarded in this matter.

On May 1, 2024, Fortress was named as defendant in a trade secrets lawsuit filed by Perimeter Solutions L.P. in the United States District Court for the Eastern District of California, alleging that certain of Fortress’s non-magnesium chloride fire retardant products were developed using Perimeter’s trade secrets, and seeking unspecified damages (including exemplary damages) and injunctive relief. The Company intends to vigorously defend these allegations. At this time, the Company is unable to assess with any certainty what, if any, damages could be awarded in this matter. On May 1, 2024, Perimeter Solutions L.P. also filed a lawsuit in the United States District Court for the Eastern District of Missouri alleging similar claims against an employee of Fortress for breach of contract and misappropriation of trade secrets.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
10.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. For the three and six months ended March 31, 2024 and 2023, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. The results of operations for the Company’s fire retardant and records management businesses are included in Corporate and Other in the tables below. Refer to Note 2 for a discussion of the acquisition of the fire retardant business.

Segment information is as follows (in millions):

Three Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$310.4	$50.1	$3.5	$364.0
Intersegment sales	—	0.7	(0.7)	—
Shipping and handling cost	104.0	6.6	—	110.6
Operating earnings (loss)(b)(c)(d)	66.4	(53.4)	(58.8)	(45.8)
Depreciation, depletion and amortization	16.2	8.7	1.9	26.8
Total assets (as of end of period)	998.4	416.0	237.7	1,652.1

Three Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$360.5	$47.7	$2.9	$411.1
Intersegment sales	—	1.4	(1.4)	—
Shipping and handling cost	124.0	6.1	—	130.1
Operating earnings (loss)(c)(d)	73.1	(0.7)	(24.5)	47.9
Depreciation, depletion and amortization	14.8	8.1	1.6	24.5
Total assets (as of end of period)	924.1	472.7	387.9	1,784.7

Six Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$584.7	$99.8	$21.2	$705.7
Intersegment sales	—	3.8	(3.8)	—
Shipping and handling cost	187.7	13.6	0.6	201.9
Operating earnings (loss)(b)(c)(d)	116.9	(55.7)	(162.3)	(101.1)
Depreciation, depletion and amortization	31.4	17.1	3.8	52.3

Six Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$668.6	$89.3	$5.6	$763.5
Intersegment sales	—	4.3	(4.3)	—
Shipping and handling cost	226.7	10.8	—	237.5
Operating earnings (loss)(c)(d)	120.2	10.3	(54.7)	75.8
Depreciation, depletion and amortization	28.7	16.4	3.3	48.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$227.6	$—	$—	$227.6
Consumer & Industrial Salt	82.8	—	—	82.8
SOP	—	50.8	—	50.8
Fire Retardant	—	—	0.1	0.1
Eliminations & Other	—	(0.7)	3.4	2.7
Sales to external customers	$310.4	$50.1	$3.5	$364.0

Three Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$273.7	$—	$—	$273.7
Consumer & Industrial Salt	86.8	—	—	86.8
SOP	—	49.1	—	49.1
Eliminations & Other	—	(1.4)	2.9	1.5
Sales to external customers	$360.5	$47.7	$2.9	$411.1

Six Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$387.0	$—	$—	$387.0
Consumer & Industrial Salt	197.7	—	—	197.7
SOP	—	103.6	—	103.6
Fire Retardant	—	—	14.1	14.1
Revenue from Services	—	—	0.5	0.5
Eliminations & Other	—	(3.8)	6.6	2.8
Sales to external customers	$584.7	$99.8	$21.2	$705.7

Six Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$464.0	$—	$—	$464.0
Consumer & Industrial Salt	204.6	—	—	204.6
SOP	—	93.6	—	93.6
Eliminations & Other	—	(4.3)	5.6	1.3
Sales to external customers	$668.6	$89.3	$5.6	$763.5
(a)Corporate and Other includes corporate entities, records management operations, the Fortress fire retardant business, equity method investments, lithium costs and other incidental operations and eliminations. Operating earnings (loss) for corporate and other includes indirect corporate overhead, including costs for general corporate governance and oversight, lithium-related expenses, as well as costs for the human resources, information technology, legal and finance functions.
(b)The Company recognized impairments of $108.1 million and $182.9 million for the three and six months ended March 31, 2024, respectively, which impacted operating results. Refer to Note 1 for additional information regarding the Plant Nutrition and Fortress impairments and Note 5 for additional information about the impairment of lithium development assets.
(c)Corporate operating results were impacted by net gains of $24.3 million and $21.4 million related to the decline in the valuation of the Fortress contingent consideration for the three and six months ended March 31, 2024, respectively. Corporate operating results also include net reimbursements related to the settled SEC investigation of $0.4 million and $0.1 million for the three and six months ended March 31, 2023, respectively. Refer to Note 9 for more information regarding the SEC investigation and settlement and Note 13 for information regarding the Fortress contingent consideration.
(d)The Company continued to take steps to align its cost structure to its current business needs. These initiatives impacted Corporate operating results and resulted in net severance and related charges for reductions in workforce and changes to executive leadership and additional restructuring costs related to the termination of the Company’s lithium development project of $3.1 million and $5.6 million for the three and six months ended March 31, 2024, respectively, and $3.3 million for the three and six months ended March 31, 2023.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
Revenue	2024	2023	2024	2023
United States(a)	$270.1	$283.1	$521.0	$531.3
Canada	78.1	101.0	155.7	188.6
United Kingdom	14.1	23.2	27.1	37.3
Other	1.7	3.8	1.9	6.3
Total revenue	$364.0	$411.1	$705.7	$763.5
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

During the six months ended March 31, 2024, the Company reissued the following number of shares from treasury stock: 224,986 shares related to the release of RSUs which vested and 34,904 shares issued for Board of Director compensation. In fiscal 2023, the Company issued 158,132 net shares from treasury stock. The Company withheld a total of 86,749 shares with a fair value of $1.9 million related to the vesting of RSUs during the six months ended March 31, 2024. The fair value of the shares was valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized tax expense of $0.6 million from its equity compensation awards during the six months ended March 31, 2024. During the six months ended March 31, 2024 and 2023, the Company recorded $8.3 million and $14.1 million (includes $1.3 million and $0.4 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PSUs

During the six months ended March 31, 2024, the Company issued new PSUs based upon several operational performance measures (“Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to Scorecard PSUs is calculated based upon the attainment of free cash flow, cash unit costs, cash unit cost reduction, capital expenditures and safety measures during the performance period and may range from 0% to 300% for each measure.

The following table summarizes stock-based compensation activity during the six months ended March 31, 2024:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2023	642,995	$59.46	393,240	$42.50	393,579	$71.37
Granted	—	—	513,828	26.01	272,244	24.89
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(224,986)	41.05	—	—
Cancelled/expired	(10,036)	61.43	(136,999)	33.01	(360,496)	57.54
Outstanding at March 31, 2024	632,959	$59.43	545,083	$29.94	305,327	$46.28
(a)Until the performance period is completed, PSUs are included in the table at the target level at their grant date and at that level represent one share of common stock per PSU.
(b)Common stock issued for exercised options and for vested and earned RSUs and PSUs was issued from treasury stock.

Accumulated Other Comprehensive Loss (“AOCL”)

The Company’s comprehensive income (loss) is comprised of net loss, net amortization of the unrealized loss of the pension obligation, the change in the unrealized gain in other postretirement benefits, the change in the unrealized gain (loss) on natural gas and foreign currency cash flow hedges and currency translation adjustment (“CTA”). The components of and changes in AOCL are as follows (in millions):

Three Months Ended March 31, 2024(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(3.2)	$(6.4)	$1.7	$(83.8)	$(91.7)
Other comprehensive loss before reclassifications(b)	(0.2)	—	—	(12.7)	(12.9)
Amounts reclassified from AOCL	0.8	0.2	—	—	1.0
Net current period other comprehensive income (loss)	0.6	0.2	—	(12.7)	(11.9)
Ending balance	$(2.6)	$(6.2)	$1.7	$(96.5)	$(103.6)

Three Months Ended March 31, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(4.4)	$(2.6)	$1.3	$(100.6)	$(106.3)
Other comprehensive (loss) income before reclassifications(b)	(1.8)	—	—	2.8	1.0
Amounts reclassified from AOCL	0.7	—	—	—	0.7
Net current period other comprehensive (loss) income	(1.1)	—	—	2.8	1.7
Ending balance	$(5.5)	$(2.6)	$1.3	$(97.8)	$(104.6)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended March 31, 2024(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.4)	$(6.6)	$1.7	$(98.4)	$(104.7)
Other comprehensive (loss) income before reclassifications(b)	(2.8)	—	—	1.9	(0.9)
Amounts reclassified from AOCL	1.6	0.4	—	—	2.0
Net current period other comprehensive (loss) income	(1.2)	0.4	—	1.9	1.1
Ending balance	$(2.6)	$(6.2)	$1.7	$(96.5)	$(103.6)

Six Months Ended March 31, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.6)	$(2.7)	$1.3	$(112.3)	$(115.3)
Other comprehensive (loss) income before reclassifications(b)	(4.2)	—	—	14.5	10.3
Amounts reclassified from AOCL	0.3	0.1	—	—	0.4
Net current period other comprehensive (loss) income	(3.9)	0.1	—	14.5	10.7
Ending balance	$(5.5)	$(2.6)	$1.3	$(97.8)	$(104.6)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange gain (loss) of $2.3 million and $0.0 million in the three and six months ended March 31, 2024, respectively, and $(0.1) million and $(1.4) million in the three and six months ended March 31, 2023, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three and six months ended March 31, 2024 and 2023, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended March 31,		Six Months Ended March 31,		Line Item Impacted in the Consolidated Statements of Operations
	2024	2023	2024	2023
Loss (gain) on cash flow hedges:
Natural gas instruments	$0.8	$1.0	$1.6	$0.5	Product cost
Income tax expense	—	(0.3)	—	(0.2)
Reclassifications, net of income taxes	0.8	0.7	1.6	0.3
Amortization of defined benefit pension:
Amortization of loss	0.3	—	0.6	0.1	Product cost
Income tax benefit	(0.1)	—	(0.2)	—
Reclassifications, net of income taxes	0.2	—	0.4	0.1
Amortization of other post-employment benefits:
Amortization of loss	—	—	—	—	Product cost
Income tax benefit	—	—	—	—
Reclassifications, net of income taxes	—	—	—	—
Total reclassifications, net of income taxes	$1.0	$0.7	$2.0	$0.4

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
12.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of March 31, 2024 and September 30, 2023 were not material.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of March 31, 2024, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2025. As of March 31, 2024 and September 30, 2023, the Company had agreements in place to hedge forecasted natural gas purchases of 3.1 million and 2.3 million MMBtus, respectively.

On March 1, 2023, the Company de-designated its natural gas cash flow hedges related to its Ogden, Utah production facility as the Company did not believe these hedges were probable of being highly effective in the second fiscal quarter of 2023. Beginning March 1, 2023, the change in the derivative was and will be recorded in other expense, net in the Consolidated Statements of Operations. Since the transactions are still probable of occurring, previously recognized amounts in AOCL of $0.3 million remain in AOCL until the underlying forecasted transaction occurs. The Company recognized $0.0 million and $0.7 million of expense in other expense, net on the Consolidated Statements of Operations during the three and six months ended March 31, 2024, respectively. Following the de-designation, these natural gas economic hedging instruments will be recorded at fair value through earnings unless re-designated or until settlement. Substantially all other natural gas derivative instruments held by the Company as of March 31, 2024 and September 30, 2023 qualified and were designated as cash flow hedges. As of March 31, 2024, the Company expects to reclassify from AOCL to earnings during the next twelve months $2.3 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 13 for the estimated fair value of the Company’s natural gas derivative instruments as of March 31, 2024 and September 30, 2023.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	March 31, 2024	Consolidated Balance Sheet Location	March 31, 2024
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$0.9	Accrued expenses and other current liabilities	$3.2
Commodity contracts	Other assets	0.2	Other noncurrent liabilities	0.6
Total derivatives designated as hedging instruments		1.1		3.8

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	—	Accrued expenses and other current liabilities	0.3
Total derivatives not designated as hedging instruments		—		0.3
Total derivatives(a)		$1.1		$4.1
(a)The Company has master netting agreements with its commodity hedge counterparties and accordingly has netted in its Consolidated Balance Sheets $1.1 million of its commodity contracts that are in receivable positions against its contracts in payable positions.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The estimated fair values for each type of instrument are presented below (in millions):

	March 31, 2024	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$3.0	$3.0	$—	$—
Total Assets	$3.0	$3.0	$—	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(2.7)	$—	$(2.7)	$—
Derivatives not designated as hedging instruments - natural gas instruments, net	(0.3)	—	(0.3)	—
Liabilities related to non-qualified savings plan	(3.0)	(3.0)	—	—
Total Liabilities	$(6.0)	$(3.0)	$(3.0)	$—
(a)Includes mutual fund investments of approximately 30% in common stock of large-cap U.S. companies, 5% in common stock of small to mid-cap U.S. companies, 5% in international companies, 15% in bond funds, 5% in short-term investments and 40% in blended funds.

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

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its non-qualified retirement plan of $3.0 million at March 31, 2024 and $2.6 million at September 30, 2023, are stated at fair value based on quoted market prices. As of March 31, 2024 and September 30, 2023, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $481.9 million and $472.5 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at March 31, 2024 and September 30, 2023 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $314.7 million and $277.1 million, respectively, compared with the aggregate principal amount at maturity of $318.5 million and $280.3 million, respectively.

In connection with the acquisition of Fortress, the Company entered into a contingent consideration arrangement (milestone and earnout payments). The fair value of the milestone contingent consideration is estimated using a probability-weighted discounted cash flow model with significant inputs not observable in the market and is therefore considered a Level 3 measurement while the earn-out is valued using a Monte Carlo simulation, also a Level 3 measurement. For the three and six months ended March 31, 2024, the Company recorded income of $24.3 million and $21.4 million, respectively. The change in the second quarter of fiscal 2024 is reflective of milestone and earn-out payments made related to calendar year 2023 activity and recent developments related to the Company’s magnesium chloride-based fire retardants, as discussed further in Note 1. The change is recorded in other operating (income) expense in the Consolidated Statement of Operations to reflect the contingent consideration liability at its fair value as of March 31, 2024. The Company will continue to recognize remeasurement changes in the estimated fair value of contingent consideration in earnings at each reporting date until all contingencies are resolved. Refer to Note 2 for a discussion of the milestone and earnout payments.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The following table presents the fair value of the Company’s total contingent consideration arrangement (in millions):

Consolidated Balance Sheet Location	March 31, 2024	September 30, 2023
Accrued expenses and other current liabilities	$—	$8.4
Other noncurrent liabilities	13.2	35.3
Total contingent consideration	$13.2	$43.7

The Company has certain assets, including goodwill and other intangible assets, which are measured at fair value on a non-recurring basis and are adjusted to fair value only if an impairment charge is recognized. The categorization of the framework used to measure fair value of the assets is considered to be within the Level 3 valuation hierarchy due to the subjective nature of the unobservable inputs used. Refer to Note 1 for details of the Company’s impairment of goodwill related to Plant Nutrition and Fortress, Note 5 for details of the Company’s impairment of long-lived assets related the termination of its lithium development and Note 6 for details of the Company’s intangible asset impairment related to Fortress.

14.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(48.0)	$(21.6)	$(123.1)	$(21.9)
Less: net earnings allocated to participating securities(a)	(0.1)	(0.1)	(0.2)	(0.2)
Net loss available to common stockholders	$(48.1)	$(21.7)	$(123.3)	$(22.1)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	41,306	41,110	41,255	40,423
Weighted-average awards outstanding(b)	—	—	—	—
Shares for diluted earnings per share	41,306	41,110	41,255	40,423

Basic net loss per common share	$(1.16)	$(0.53)	$(2.99)	$(0.55)
Diluted net loss per common share	$(1.16)	$(0.53)	$(2.99)	$(0.55)
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 684,000 and 732,000 weighted participating securities for the three and six months ended March 31, 2024, respectively, and 439,000 and 477,000 weighted participating securities for the three and six months ended March 31, 2023, respectively.
(b)For the calculation of diluted net earnings (loss) per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 1,525,000 and 1,669,000 weighted-average equity awards outstanding for the three and six months ended March 31, 2024, respectively, and 1,193,000 and 1,275,000 weighted-average equity awards outstanding for the three and six months ended March 31, 2023, respectively, that were anti-dilutive.

15.    Related Party Transactions:

During the three and six months ended March 31, 2024, the Company recorded SOP sales of approximately $1.0 million and $1.8 million, respectively, to certain subsidiaries of Koch Industries, Inc., compared to $0.9 million and $1.8 million, respectively, during the three and six months ended March 31, 2023. As of March 31, 2024 and September 30, 2023, the Company had approximately $0.5 million and $0.4 million, respectively, of receivables from related parties on its Consolidated Balance Sheets. There were no amounts payable outstanding as of March 31, 2024.

On December 20, 2023 and March 20, 2024, the Company paid a cash dividend to its stockholders of record at the close of business on December 11, 2023 and March 11, 2024, respectively, in the amount of $0.15 per share. Koch Minerals & Trading,

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
LLC received approximately $1.0 million and $2.1 million in respect to its common shares for the three and six months ended March 31, 2024, respectively.

16.    Revision of Previously Issued Financial Statements:

As disclosed in Note 1, the Company identified certain misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations. Management has considered the misstatements, and after evaluating both their quantitative and qualitative impacts, concluded they are not material to the Company’s previously issued consolidated financial statements. The following tables show the cash flow classifications as reported and as corrected for the interim period ended March 31, 2023 and the interim period ended December 31, 2023.

	Three Months Ended December 31, 2023
(in millions)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses and other current liabilities	$(80.2)	$13.6	$(66.6)
Net cash used in operating activities	(65.6)	13.6	(52.0)
Cash flows from investing activities:
Capital expenditures	(35.3)	(13.6)	(48.9)
Net cash used in investing activities	$(36.0)	$(13.6)	$(49.6)

	Six Months Ended March 31, 2023
(in millions)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses and other current liabilities	$35.6	$5.6	$41.2
Net cash provided by operating activities	143.9	5.6	149.5
Cash flows from investing activities:
Capital expenditures	(43.7)	(5.6)	(49.3)
Net cash used in investing activities	$(44.0)	$(5.6)	$(49.6)

17.    Subsequent Events:

Dividend

On April 22, 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction. The payment of any future dividends will be at the discretion of the Board of Directors and will depend on the Company’s financial condition, results of operations, capital requirements, and any other factors deemed relevant by the Board of Directors.

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

As previously disclosed in the 2023 Form 10-K and as discussed in Item 1, Note 5 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we indefinitely paused new investment in the lithium salt project pending greater clarity on the evolving regulatory environment in Utah. In December of 2023, a revised draft of rules was proposed, project engineering estimates were refined and, taken together with the decline in market price of lithium products, we determined to terminate the lithium development. Consequently, we evaluated the capitalized assets and recorded an impairment charge of $74.8 million for the six months ended March 31, 2024, including $5.9 million associated with future commitments as of March 31, 2024. Additional restructuring charges of $1.7 million were recorded in other operating (income) expense during the three months ended March 31, 2024. The impairment charges were recognized to value the assets at estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. The determination of fair value of these assets requires us to make estimates and assumptions that include, but are not limited to, estimated proceeds to be received upon sale or return of the equipment, assumptions about the ability to redeploy equipment and materials to other parts of the business and estimates regarding the utility value and replacement cost of the equipment redeployed. Actual proceeds received from asset sales or returns and our ability to utilize the assets may vary from the our estimates resulting in further impairment.

As discussed in Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as a result of a sustained decrease in our publicly quoted share price and market capitalization continuing into fiscal 2024 and recent developments related to our magnesium chloride-based fire retardants impacting our Fortress business, we determined that there were indicators for impairment which necessitated impairment testing of long-lived assets and goodwill. As a result of the evaluation, we recorded a long-lived asset impairment, net, of $15.6 million, an inventory impairment of $1.5 million and goodwill impairment of $40.0 million related to Fortress and goodwill impairment of $51.0 million related to Plant Nutrition. In connection with the impairments, we determined the estimated fair value for each reporting unit based on discounted cash flow projections (income approach), market values for comparable businesses (market approach) or a combination of both. The determination of fair value of the reporting units requires us to make estimates and assumptions that include, but are not limited to, discount rates, long-term revenue growth rates and the amount and timing of expected future cash flows. Our estimates may differ from actual future cash flows.

For a further description of our critical accounting policies, see Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2024, we operated 12 production and packaging facilities, including:
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Our Plant Nutrition segment produces and markets SOP products in various grades worldwide to distributors and retailers of crop inputs, as well as growers and for industrial uses. We market our SOP under the trade name Protassium+®.

In May 2023, we completed the purchase of Fortress, a next-generation fire retardant company dedicated to developing and producing a portfolio of environmentally-friendly aerial and ground fire retardant products to help combat wildfires (see Item 1, Note 2 of our Consolidated Financial Statements). December 31, 2023 marked the end of Fortress's first commercially operating fire season with the U.S. Forest Service (“USFS”). As described in Item 1, Note 1 of our Consolidated Financial Statements, the USFS recently notified us that Fortress would not be awarded a contract to supply its magnesium chloride-based aerial fire retardant for the calendar 2024 fire season. We are evaluating various alternatives regarding the path forward for the Fortress business given recent developments.

As discussed above in Critical Accounting Policies and in Item 1, Note 1 of our Consolidated Financial Statements, we recognized a long-lived asset impairment, net, of $15.6 million, an inventory impairment of $1.5 million and goodwill impairment of $40.0 million related to Fortress and goodwill impairment of $51.0 million related to Plant Nutrition. Failure to obtain full qualification by the USFS or a decision by the USFS not to enter into commercial agreements with respect to Fortress’s magnesium or non-magnesium chloride-based fire retardant products could result in additional impairments related to the Fortress business.

Additionally, we had been pursuing development of a sustainable lithium salt resource near Ogden, UT to support the North American battery market. However, as discussed above in Critical Accounting Policies and in Item 1, Note 5 of our Consolidated Financial Statements, we have terminated our pursuit of the lithium development. As a result, we recognized a $74.8 million loss on impairment of long-lived assets for the six months ended March 31, 2024, including $5.9 million associated with future commitments as of March 31, 2024. Additional restructuring charges of $1.7 million were also recorded during the three months ended March 31, 2024.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and six months ended March 31, 2024 and 2023, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND SIX MONTHS ENDED MARCH 31
* Refer to “—Reconciliation of Net Earnings (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Commentary: Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

•Total sales decreased 11%, or $47.1 million, due to lower Salt segment sales, partially offset by higher Plant Nutrition segment sales. The decrease in sales for Salt reflected lower sales volumes, partially offset by higher average sales prices. Plant Nutrition sales increased from the prior year due to an increase in sales volumes, partially offset by lower average sales prices.
•Operating loss of $45.8 million decreased $93.7 million from operating income of $47.9 million in the prior-year period, primarily reflecting the impairments in our Fortress business and Plant Nutrition segment (see Item 1, Note 1) and lower Salt operating earnings. Corporate and Other operating loss increased from the prior year primarily due to $57.1 million of goodwill, long-lived asset and inventory impairments related to our Fortress business and $1.7 million restructuring charges related to the terminated lithium development. The increases were partially offset by the non-cash reduction in our Fortress-related contingent consideration of $24.3 million. Plant Nutrition operating earnings decreased due primarily to a write-off of the goodwill balance as a result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment (see Item 1, Note 1). Salt operating earnings decreased due to a 21% decline in Salt sales volumes due to winter weather in the quarter which was substantially below normal levels.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 12.8%, or $9.9 million, benefiting from a $24.3 million gain recorded in the current period related to the decline in the valuation of the Fortress contingent consideration.
•Diluted net loss per common share of $1.16 increased by $0.63 from $0.53 per common share in the prior-year period.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Commentary: Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

•Total sales decreased 8%, or $57.8 million, due to lower Salt segment sales, partially offset by higher Plant Nutrition segment sales and sales by the Fortress fire retardant business. The decrease in Salt sales was primarily driven by lower sales volumes, partially offset by higher average sales prices. The increase in Plant Nutrition sales from the prior year primarily reflects higher sales volumes, partially offset by lower average sales price.
•Operating loss of $101.1 million decreased $176.9 million from operating income of $75.8 million in the prior-year period, primarily reflecting the impairments related to our previous lithium development project (see Item 1, Note 5), our Fortress business and the Plant Nutrition segment (see Item 1, Note 1) and lower Plant Nutrition and Salt operating earnings. Corporate and Other operating loss increased from the prior year primarily due to a $74.8 million lithium asset impairment and $57.1 million of goodwill, long-lived asset and inventory impairments related to the Fortress business. The increases were partially offset by the net non-cash reduction in our Fortress-related contingent consideration of $21.4 million. Plant Nutrition operating earnings decreased due primarily to a $51.0 million goodwill impairment and lower sales prices, which were partially offset by lower per-unit product and distribution costs. In addition, Salt operating earnings decreased due to lower Salt sales volumes and higher per-unit product costs, partially offset by higher average sales prices.
•Adjusted EBITDA increased by 5%, or $7.5 million, benefiting from a $21.4 million net gain recorded in the current year-to-date period related to the decline in the valuation of the Fortress contingent consideration.
•Diluted net loss per common share of $2.99 increased by $2.44 from $0.55 per common share in the prior-year period.

THREE AND SIX MONTHS ENDED MARCH 31
Commentary: Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Gross Profit: Decreased 14%, or $12.3 million; Gross Margin decreased 1 percentage point to 20%
•Salt segment gross profit decreased $7.6 million primarily due to lower sales volumes and higher per-unit product costs, which were partially offset by higher average sales prices (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $1.9 million due to lower average sales prices, which were partially offset by lower per-unit product and distribution costs (see Plant Nutrition operating results).
•Gross profit was also negatively impacted by costs incurred related to the Fortress fire retardant business acquired in May 2023.

Commentary: Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

Gross Profit: Decreased 8%, or $11.7 million; Gross Margin remained unchanged at 20%
•Salt segment gross profit decreased $5.6 primarily due to lower sales volumes and higher per-unit product costs, which were partially offset by higher average sales prices (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $15.4 million due to lower average sales prices, which were partially offset by lower per-unit product and distribution costs and higher sales volumes (see Plant Nutrition operating results).
•Gross profit was also favorably impacted by the acquisition of the Fortress fire retardant business in May 2023.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
OTHER EXPENSES AND INCOME

Commentary: Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

SG&A: Decreased $1.1 million; increased 0.7 percentage points as a percentage of sales from 8.4% to 9.1%
•The decrease in SG&A expense was primarily due to lower corporate, Salt and lithium expenses, which was partially offset by expenses related to our Fortress fire retardant business that was acquired in May 2023.

Loss on Impairments: $106.6 million in the current-year period
•During the three months ended March 31, 2024, we performed an interim impairment test of our reporting units. As a result, we recognized goodwill impairments of $51.0 million related to our Plant Nutrition segment and $40.0 million related to our Fortress operations (within the Corporate and Other segment). The Plant Nutrition impairment was primarily the result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment. The Fortress impairment was primarily related to uncertainty surrounding our magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Also, during the three months ended March 31, 2024, we recognized a $15.6 million long-lived asset impairment, net, related to Fortress magnesium chloride-based products. See Item 1, Note 1 for additional information.

Other Operating (Income) Expense: Decreased $24.1 million from expense of $2.9 million to income of $21.2 million
•The decrease in other operating expense was primarily the result of a $24.3 million decrease in the contingent consideration related to the Fortress acquisition due to changes in projected revenues and cash flows from our magnesium chloride-based fire retardants. We also recognized additional restructuring charges of $1.7 million for the three months ended March 31, 2024 related to the termination of the lithium development (see Item 1, Note 5).

Interest Income: Decreased $1.7 million to $0.2 million
•The decrease in interest income during the current period is primarily due to the higher average cash balance in the prior year resulting from proceeds received from a private placement of our common stock.

Interest Expense: Increased $2.9 million to $17.1 million
•Interest expense increased $2.9 million due to higher interest rates and debt levels in the current period.

Gain on Foreign Exchange: Increased $2.3 million from $0.2 million to $2.5 million
•We realized a gain on foreign exchange of $2.5 million in the second quarter of fiscal 2024 compared to $0.2 million in the same quarter of the prior-year period, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: $1.4 million in the prior-year period
•We realized a net loss of $1.4 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses positioned themselves for commercialization.

Income Tax (Benefit) Expense: Decreased $68.2 million from expense of $55.1 million to a benefit of $13.1 million
•The decrease in income tax expense was due primarily to a significant decrease in annual effective tax rate driven by a significant decrease in forecasted pretax book income for the remainder of the year. Additionally, the majority of the impairments recorded in the three months ended March 31, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate was 21.4% for the three months ended March 31, 2024, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S. for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, no tax benefit was recorded on the Plant Nutrition impairment as the impairment is not tax deductible.
•Our income tax provision for the three months ended March 31, 2024 and 2023 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

SG&A: Increased $2.8 million; increased 1.2 percentage points as a percentage of sales from 10.0% to 11.2%
•The increase in SG&A expense was primarily due to expenses related to our Fortress fire retardant business that was acquired in May 2023.

Loss on Impairments: $181.4 million in the current-year period
•During the six months ended March 31, 2024, we recognized goodwill impairments of $51.0 million related to our Plant Nutrition segment and $40.0 million related to our Fortress operations (within the Corporate and Other segment). The Plant Nutrition impairment was primarily the result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment. The Fortress impairment was primarily related to uncertainty surrounding our magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Also, during the six months ended March 31, 2024, we recognized a $15.6 million long-lived asset impairment, net, related to Fortress magnesium chloride-based products. See Item 1, Note 1 for additional information.
•We recognized an impairment loss of $74.8 million for the six months ended March 31, 2024 related to the termination of the lithium development (see Item 1, Note 5).

Other Operating (Income) Expense: Decreased $19.0 million from expense of $3.2 million to income of $15.8 million
•The decrease in other operating expense was due to a decrease in the contingent consideration related to the Fortress acquisition, partially offset by severance costs resulting from the decision to discontinue the pursuit of the lithium development and corporate restructuring charges in the current period.

Interest Income: Decreased $2.4 million from $3.0 million to $0.6 million
•The decrease in interest income during the current period is primarily due to a higher average cash balance in the prior period resulting from proceeds received from the private placement of our common stock.

Interest Expense: Increased $4.8 million to $32.9 million
•Interest expense increased due to higher debt levels and higher interest rates in the current period.

(Gain) Loss on Foreign Exchange: Rose by $2.9 million from a loss of $2.3 million to a gain of $0.6 million
•We realized a gain on foreign exchange of $0.6 million in the first six months of 2024, compared to a loss of $2.3 million in the same period of the prior fiscal year, due primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: $2.3 million in the prior-year period
•We realized a net loss of $2.3 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses positioned themselves for commercialization.

Other Expense, net: Increased $0.6 million to $1.6 million
•The increase is due primarily to fees to refinance our debt.

Income Tax (Benefit) Expense: Decreased $78.3 million from expense of $67.0 million to a benefit of $11.3 million
•The decrease in income tax expense was due primarily to a significant decrease in the annual effective tax rate for fiscal year 2024 versus 2023, driven by a significant decrease in fiscal year 2024’s forecasted pretax book income for the remainder of the year. Additionally, the majority of the impairments recorded in the six months ended March 31, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate of 8.4% for the six months ended March 31, 2024 is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, the majority of the impairments recorded in the six months ended March 31, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our income tax provision for the six months ended March 31, 2024 and 2023 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense.

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

The results of operations of the Fortress business include sales of $0.1 million and $14.6 million for the three and six months ended March 31, 2024. The results of operations of the consolidated records management business and other incidental revenues include sales of $3.4 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively, and $6.6 million and $5.6 million for the six months ended March 31, 2024 and 2023, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt Results

	QTD 2024	QTD 2023	YTD 2024	YTD 2023
Salt Sales (in millions)	$310.4	$360.5	$584.7	$668.6
Salt Operating Earnings (in millions)	$66.4	$73.1	$116.9	$120.2
Salt Sales Volumes (thousands of tons)
Highway deicing	3,045	3,915	5,311	6,816
Consumer and industrial	421	488	1,010	1,108
Total tons sold	3,466	4,403	6,321	7,924
Average Salt Sales Price (per ton)
Highway deicing	$74.72	$69.90	$72.86	$68.07
Consumer and industrial	$196.93	$177.77	$195.77	$184.63
Combined	$89.55	$81.87	$92.50	$84.37
Commentary: Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

•Salt sales decreased $50.1 million, primarily due to lower sales volumes, partially offset by higher average sales prices.
•Salt sales volumes decreased 21% in total, or 937,000 tons, reducing sales by approximately $72.8 million. Highway deicing sales volumes decreased 22%, reflecting a combination of exceptionally mild weather and the impact of 5% lower total committed bid volumes compared to the prior-year bid season. Consumer and industrial sales volumes decreased 14% primarily due to lower deicing volumes.
•Average sales prices increased 9% partially offsetting the volume decline by approximately $22.7 million with increases in both highway and consumer and industrial average sales prices.
•Highway deicing average sales price increased 7% across all product categories as we have sought to restore profitability and offset the impact of prior year inflation on costs by executing a commercial bidding strategy emphasizing pricing over volume. Consumer and industrial average sales price increased 11% due to price increases taken to offset inflation realized in prior years. The higher average sales prices are also reflective of sales mix.
•Salt operating earnings decreased 9%, or $6.7 million, due primarily to lower sales volumes for both highway and consumer and industrial products, which were partially offset by higher average sales prices.

Commentary: Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

•Salt sales decreased $83.9 million, primarily due to lower sales volumes, partially offset by higher average sales prices.
•Salt sales volumes decreased 20% reducing sales by approximately $120.6 million. Highway deicing sales volumes decreased 22% reflecting a combination of exceptionally mild weather and the impact of 5% lower total committed bid volumes year over year compared to the prior-year bid season. Consumer and industrial sales volumes decreased 9% primarily due to lower consumer deicing volumes.
•Average sales prices increased 10% partially offsetting the volume decline by approximately $36.7 million with increases in both highway and consumer and industrial average sales prices.
•Highway deicing average sales prices increased 7% across all product categories as we have sought to restore profitability and offset the impact of prior year inflation on costs by executing a commercial bidding strategy emphasizing pricing over volume. Consumer and industrial average sales prices increased 6% due to price increases taken to offset inflation realized in prior years. The higher average sales prices are also reflective of sales mix.
•Salt operating earnings decreased 3%, or $3.3 million, due primarily to lower sales volumes for both highway and consumer and industrial products, which were partially offset by higher average sales prices.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Plant Nutrition Results

	QTD 2024	QTD 2023	YTD 2024	YTD 2023
Plant Nutrition Sales (in millions)	$50.1	$47.7	$99.8	$89.3
Plant Nutrition Operating (Loss) Earnings (in millions)	$(53.4)	$(0.7)	$(55.7)	$10.3
Plant Nutrition Sales Volumes (thousands of tons)	74	60	149	105
Plant Nutrition Average Sales Price (per ton)	$680	$796	$670	$851
Commentary: Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

•Plant Nutrition sales increased 5%, or $2.4 million, due to higher sales volumes, partially offset by lower average sales prices.
•Plant Nutrition sales volumes increased 23% year over year driven by normalization of demand levels in fiscal 2024 following lower demand in fiscal 2023 reflective of impacts from weather events in key markets and uncertainty regarding future fertilizer prices causing customers to cancel or delay purchases. The higher sales volumes increased sales by approximately $11.0 million.
•Plant Nutrition average sales prices decreased 15%, partially offsetting the increase in sales by approximately $8.6 million. Average sales prices decreased throughout fiscal 2024 due to global supply and demand dynamics for fertilizer products resulting in weakening pricing year over year.
•Plant Nutrition operating earnings decreased $52.7 million to a $53.4 million operating loss primarily due to the write-off of goodwill (see Item 1, Note 1) and lower averages sales prices, which was partially offset by lower per-unit product and distribution costs and higher sales volumes.

Commentary: Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

•Plant Nutrition sales increased 12%, or $10.5 million, due to higher sales volumes, partially offset by lower average sales prices.
•Plant Nutrition sales volumes increased 42%, or 44,000 tons, which resulted in a $37.4 million increase in sales driven by normalization of demand levels in fiscal 2024 following lower demand in fiscal 2023 reflective of impacts from weather events in key markets and uncertainty regarding future fertilizer prices causing customers to cancel or delay purchases.
•Plant Nutrition average sales prices decreased 21%, partially offsetting the increase in sales volume by $26.9 million. Average sales prices decreased throughout fiscal 2024 due to global supply and demand dynamics for fertilizer products resulting in weakening pricing year over year.
•Plant Nutrition operating earnings decreased $66.0 million to an operating loss of $55.7 million primarily reflecting the write-off of goodwill and lower average sales prices, which were partially offset by lower per-unit product and distribution costs and higher sales volumes.

Outlook

•The North American highway deicing season saw an exceptionally mild winter across our core service markets. As a result, we now expect Salt sales volumes and adjusted EBITDA to range from 9.2 million to 9.4 million tons and $200 million to $210 million, respectively, in fiscal year 2024.
•Plant Nutrition segment sales volumes and adjusted EBITDA to be within a range of 280,000 to 310,000 tons and $15 million to $30 million, respectively, in fiscal year 2024.
•Fiscal year 2024 capital expenditures are now expected to be in the $115 million to $130 million range. This includes approximately $80 million to $90 million in sustaining capital for the core Salt and Plant Nutrition businesses. In the fire retardant business, approximately $5 million to $10 million has been budgeted for fiscal year 2024, with approximately $3 million invested through the first six months of fiscal 2024. Finally, we expect capital expenditures of roughly $30 million related to the now-terminated lithium project for items that had been committed to prior to the project’s suspension in November 2023. As a result of the termination of the lithium project and the related impairments in the first half of fiscal 2024, a portion of the expenditures related to committed items that had not been received by December 31, 2023, will not be classified as capital expenditures within the Consolidated Statements of Cash Flows when paid.
•Production has been curtailed at our Goderich mine to reduce the inventory levels in the coming deicing season. We expect that this will result in incremental expenses of approximately $14 million, split evenly over the next two

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
quarters of fiscal 2024, including accelerated recognition of a portion of fixed production costs that would normally be included in inventory and then expensed when sold.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $375 million revolving credit facility and our $100.0 million revolving AR Securitization Facility. As of March 31, 2024, we had liquidity of approximately $277.7 million, comprised of $40.0 million of cash and cash equivalents and $237.7 million of availability under our $375 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2024, we had $13.6 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion, expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. Throughout fiscal years 2022 and 2023, we increased our repatriation expectation to include an additional $16 million from our U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada and in the third quarter of fiscal 2023, $15.6 million was repatriated from the U.K. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of March 31, 2024, consisting of a tax benefit of $0.7 million recorded in fiscal 2023 and tax expense of $4.5 million, most of which was recorded in years prior to fiscal 2021. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the six months ended March 31, 2024, an additional valuation allowance of $28.3 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of March 31, 2024, we had $883.3 million of outstanding indebtedness, consisting of $500.0 million outstanding under our 6.75% Senior Notes due 2027, $318.5 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting of $196.3 million of term loans and $122.2 million borrowed against our revolving credit facility, and $64.8 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 8 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $15.1 million as of March 31, 2024 further reduced available borrowing capacity under our revolving credit facility to $237.7 million.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

On March 27, 2024, we entered into an amendment to our 2023 Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.0x as of the fiscal quarter ended March 31, 2024, increasing further to 6.5x as of the last day of any quarter through the fiscal quarter ended December 31, 2024, gradually stepping down to 4.75x for the fiscal quarter ended March 31, 2026 and thereafter. The amendment also removed the flexibility related to the lithium development joint ventures, projects or similar arrangements and any related funding transactions in connection therewith. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million. As of March 31, 2024, our consolidated total net leverage ratio was approximately 4.26x.

Although we are in compliance with our debt covenants as of March 31, 2024, we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

On March 27, 2024, certain of our U.S. subsidiaries entered into an amendment to our revolving accounts receivable financing facility with PNC Bank, National Association, extending the facility to March 2027.

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

We manage our capital allocation considering our long-term strategic objectives, required spending to sustain our business and focus on generating adequate returns on capital. On April 22, 2024, our Board of Directors determined not to declare dividends for the foreseeable future in order to align our capital allocation policy with our corporate focus on accelerating cash flow generation and debt reduction. While our equipment and facilities are generally not impacted by rapid technology changes, our operations require refurbishments and replacements to maintain structural integrity and reliable production and shipping capabilities. When possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending.

During fiscal 2024, we expect to spend between $80 million and $90 million of sustaining capital in our Salt and Plant Nutrition businesses. We incurred approximately $23.9 million, including amounts accrued and unpaid, of previously committed capital in the first two quarters of fiscal 2024 (approximately $75.2 million cumulatively) towards the development phase of our

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
former lithium development project. However, during the first quarter of fiscal 2024, we ceased further development of the lithium project. For more information, refer to Item 1, Note 5 of our Consolidated Financial Statements and Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K.

The table below provides a summary of our cash flows by category:

SIX MONTHS ENDED MARCH 31, 2024	SIX MONTHS ENDED MARCH 31, 2023
Operating Activities:
Net cash provided by operating activities were $22.3 million	Net cash provided by operating activities were $149.5 million
» Net loss was $123.1 million.	» Net loss was $21.9 million.
» Non-cash depreciation and amortization expense was $52.3 million.	» Non-cash depreciation and amortization expense was $48.4 million.
» Non-cash stock-based compensation expense was $7.0 million.	» Non-cash stock-based compensation expense was $13.7 million.
» Non-cash loss on impairments was $181.4 million.	» Non-cash net loss in equity investees was $2.3 million.
» Non-cash net gain from remeasurement of contingent consideration was $21.4 million.	» Working capital items were a source of operating cash flows of $105.0 million.
» Working capital items were a use of operating cash flows of $77.2 million.
Investing Activities:
Net cash flows used in investing activities were $66.4 million	Net cash flows used in investing activities were $49.6 million
» Net cash flows used in investing activities included $65.3 million of capital expenditures.	» Net cash flows used in investing activities included $49.3 million of capital expenditures.
Financing Activities:
Net cash flows provided by financing activities were $45.3 million	Net cash flows provided by financing activities were $102.9 million
» Included net proceeds from the issuance of debt of $72.1 million.	» Included net payments on our debt of $123.1 million.
» Included the payment of dividends of $12.7 million.	» Included net proceeds from private placement of common stock of $240.7 million.
» Included the payment of contingent consideration of $9.1 million.	» Included the payment of dividends of $12.6 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events; consequently, the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. During the six months ended March 31, 2024, we also paid liabilities accrued as of September 30, 2023, including the remaining $10 million settlement payment to the SEC, accrued incentive compensation, and other liabilities. Additionally, at the end of Fortress’ contract term with the USFS, we recognized revenue previously deferred in accrued liabilities and decreased our contingent consideration liability due to recent revisions of potential payouts. Our operating cash flows during the six months ended March 31, 2023, reflect the seasonal decrease in inventory due to the end of the winter season and an increase in accounts receivable as the end of the winter season sales have not been collected.

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

EBITDA and Adjusted EBITDA exclude interest expense, income taxes and depreciation and amortization, each of which are an essential element of our cost structure and cannot be eliminated. Furthermore, Adjusted EBITDA excludes other cash and non-cash items, including stock-based compensation, interest income, (gain) loss on foreign exchange, other (income) expense, net and other significant items that management does not consider indicative of normal operations. Other significant items, such as executive transition costs, restructuring charges and impairment charges involve distinct initiatives that are not reflective of core operating activities and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.

The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net loss	$(48.0)	$(21.6)	$(123.1)	$(21.9)
Interest expense	17.1	14.2	32.9	28.1
Income tax (benefit) expense	(13.1)	55.1	(11.3)	67.0
Depreciation, depletion and amortization	26.8	24.5	52.3	48.4
EBITDA	(17.2)	72.2	(49.2)	121.6
Adjustments to EBITDA:
Stock-based compensation - non cash	(4.9)	3.1	7.0	13.7
Interest income	(0.2)	(1.9)	(0.6)	(3.0)
(Gain) loss on foreign exchange	(2.5)	(0.2)	(0.6)	2.3
Restructuring charges(a)	3.1	3.7	5.6	3.7
Loss on impairments(b)	108.1	—	182.9	—
Accrued loss and legal costs related to SEC investigation(c)	—	(0.4)	—	(0.1)
Other expense, net	0.9	0.9	1.6	1.0
Adjusted EBITDA	$87.3	$77.4	$146.7	$139.2
(a)We incurred severance and related charges related to reductions in workforce and changes to executive leadership and additional restructuring costs related to the termination of our lithium development project.
(b)We recognized impairments of long-lived assets related to the termination of the lithium development project; Fortress goodwill, intangible assets and inventory; and Plant Nutrition goodwill. Refer to Item 1, Note 1, Item 1, Note 5 and Item 1, Note 6 for additional details.
(c)We recognized costs, net of reimbursements, related to the settled SEC investigation.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, at the reasonable assurance level.

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three and six months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
10.1
Amendment No. 1, dated March 27, 2024, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019 and as further amended and restated as of May 5, 2023, among Compass Mineral International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on March 27, 2024).

10.2*
Third Amendment, dated January 31, 2023, to the Receivables Financing Agreement, dated March 27, 2024, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC.

31.1*	Section 302 Certifications of Edward C. Dowling, Jr., President and Chief Executive Officer.
31.2*	Section 302 Certifications of Lorin Crenshaw, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Edward C. Dowling, Jr., President and Chief Executive Officer, and Lorin Crenshaw, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: May 15, 2024	By:	/s/ Lorin Crenshaw
Lorin Crenshaw
Chief Financial Officer
(Principal Financial Officer)