Form 10-K/A
period 2023-09-30
COMPASS MINERALS INTERNATIONAL INC
filed 2024-10-29
CIK 1227654

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
☑

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

EXPLANATORY NOTE

Compass Minerals International, Inc. (collectively with its subsidiaries, the “Company”) filed its Annual Report on Form 10-K for the year ended September 30, 2023 with the Securities and Exchange Commission (the “SEC”) on November 29, 2023 (the “Original Report”). The Company is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A” or this “report”) to restate the Company’s previously issued consolidated financial statements as of and for the periods ended September 30, 2023, 2022 and 2021, as well as to provide certain restated interim financial information as of and for the period ended June 30, 2023 (the “restatement”).

Background
The restatement is being made to correct misstatements related to certain contingent consideration associated with the Company’s acquisition of Fortress North America, LLC (“Fortress”). In connection with its review of future Fortress cash outflows, the Company identified misstatements related to the measurement of the milestone contingent consideration liability of up to $28 million to be paid in cash and/or common stock of the Company at a fixed price per share of approximately $32 upon the achievement of certain performance measures within five years of May 5, 2023, the effective date of the Fortress acquisition. The misstatements were the result of a failure to factor the option value, at the acquisition date and subsequently, of the potential share settlement into the fair value of the milestone contingent consideration liability and primarily relate to (i) the fair value of the milestone contingent consideration liability included in the initial purchase price allocation, which also impacted the total purchase price in excess of the net identifiable assets recognized as goodwill at the acquisition date, and (ii) the ongoing fair value measurement adjustments of the milestone contingent consideration liability in quarters subsequent to the Fortress acquisition. As such, the Company's consolidated financial statements as of and for the fiscal ended September 30, 2023 have been restated and the Company is providing certain restated interim financial information as of and for the period ended June 30, 2023 in this Form 10-K/A. The Company's consolidated financial statements as of and for the fiscal years ended September 30, 2023, 2022 and 2021 have also been restated to correct the errors noted below.
The Company operates a solar evaporation facility in Ogden, Utah, whereby brine sourced from the Great Salt Lake is separated and processed into potassium, sodium and magnesium salts. Previously, the Company did not account for costs incurred to operate the ponds prior to harvest as a component of work in process inventory, resulting in a misstatement. Corrections for the fiscal years ended September 30, 2023, 2022 and 2021 are reflected in the restatement.
As previously disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, filed with the SEC on May 15, 2024 (the “Q2 2024 Form 10-Q”), the Company also identified certain immaterial misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations. These misstatements were corrected via an immaterial correction of the Company's Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023 and December 31, 2023 as further described in Note 16 to the consolidated financial statements included within the Company’s Q2 2024 Form 10-Q. These corrections for the three and nine-month periods ended June 30, 2023, and for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021 are also reflected in the restatement.
In addition, the Company has corrected certain immaterial errors in the restatement that were previously identified and concluded as immaterial, individually and in the aggregate, to the financial statements for the fiscal years ended September 30, 2023, 2022 and 2021.

Internal Control Considerations
In connection with the restatement, management has concluded that the Company had material weaknesses in internal control over financial reporting as of September 30, 2023. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes and the Company is revising its disclosures in Part II, Item 9A, “Controls and Procedures” to discuss these material weaknesses. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal control over financial reporting, and the material weaknesses identified, refer to Part II, Item 9A, “Controls and Procedures.”

Items Amended in this Amendment
In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Report have been amended and restated to reflect the corrections discussed above and the complete text of these Items is set out in this Form 10-K/A:

Part I, Item 1, "Business"
Part I, Item 1A, “Risk Factors”
Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Part II, Item 8, “Financial Statements and Supplementary Data”
Part II, Item 9A, “Controls and Procedures”
Part IV, Item 15, “Exhibits and Financial Statement Schedules”

In addition, in accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Form 10-K/A as Exhibits 31.1, 31.2 and 32.
For the convenience of the reader, this Form 10-K/A sets forth the Original Report, in its entirety, as amended to reflect the corrections described above. Please note that the only changes to the Original Report are those related to the matters described herein and only in the Items listed above. Part I, Item 1A, “Risk Factors” has been updated to reflect risks related to the restatement and material weakness discussed above, which are included under the heading “Risks Related to our Restatement and Internal Controls,” but this Item has not otherwise been updated to reflect developments occurring subsequent to the date of the Original Report. Except as described above and as disclosed in Part II, Item 8, Note 23 and Note 24, no changes have been made to the Original Report, and this Form 10-K/A does not modify, amend or update any of the other financial information or other information contained in the Original Report. Such information is as of the date of the Original Report and does not reflect any information or events occurring after the date of the Original Report. Such subsequent information or events include, among others, the information and events described in our Quarterly Reports on Form 10-Q for the fiscal quarters ended December 31, 2023 and March 31, 2024, which we are restating concurrently with this Form 10-K/A in an amendment to the Q2 2024 Form 10-Q, and the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Report. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Report, which update and supersede certain information contained in the Original Report and this Form 10-K/A.

COMPASS MINERALS INTERNATIONAL, INC.

1	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K/A, including without limitation our or management’s beliefs, expectations or opinions; statements regarding future events or future financial performance; our plans, objectives and strategies; plans to develop our lithium resource, including the timing of such development and any potential future project-level partnership relating to the lithium project; our outlook, including expected sales volumes and costs; the useful life of our mine properties; our expectation of extending the Goderich mine mineral lease; conversion of mineral resources into mineral reserves; existing or potential capital expenditures, capital projects and investments; the industry and our competition; projected sources of cash flow; potential legal liability; proposed or recently enacted legislation and regulatory action; the seasonal distribution of working capital requirements; our reinvestment of foreign earnings outside the United States (“U.S.”); repatriation of foreign earnings to the U.S.; payment of future dividends and ability to reinvest in our business; our ability to optimize cash accessibility and minimize tax expense; our debt service requirements; our liquidity needs; realization of potential savings from our restructuring activities; funding obligations for our United Kingdom (“U.K.”) pension plan; outcomes of matters with taxing authorities; the seasonality of our business; the effects of climate change on us; and our ability to successfully remediate the material weaknesses in our internal control over financial reporting disclosed in this Form 10-K/A, are forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. We use words such as “may,” “would,” “could,” “should,” “will,” “likely,” “expect,” “anticipate,” “believe,” “intend,” “plan,” “forecast,” “outlook,” “project,” “estimate” and similar expressions suggesting future outcomes or events to identify forward-looking statements or forward-looking information. These statements are based on our current expectations and involve risks and uncertainties that could cause our actual results to differ materially. In evaluating these statements, you should carefully consider various risks, uncertainties and factors including, but not limited to, those listed under “Risk Factors” and elsewhere in this report. Forward-looking statements are only predictions and are subject to certain risks and uncertainties that may cause our actual results to differ materially from the forward-looking statements expressed or implied in this report as a result of factors, risks, and uncertainties, over many of which we do not have control.
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
•our payment of any dividends;
•financial assurance requirements;
•the seasonal demand for our products;
•the impact of anticipated changes in potash product prices and customer application rates;
•the impact of competition on the sales of our products;
•inflation risks;

2	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

•increasing costs or a lack of availability of transportation services;
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
•our ability to successfully remediate the material weaknesses in internal control over financial reporting disclosed in this Form 10-K/A in the manner currently anticipated; and
•other risk factors included in this report or reported from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Where You Can Find More Information.”

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports and other information with the SEC and our SEC filings are available at the SEC’s website at www.sec.gov. Copies of these documents are also available on our website, www.compassminerals.com. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The information on our website (or any webpages referenced in this Form 10-K/A) is not part of this or any other report we file with, or furnish to, the SEC. Further, our references to website URLs are intended to be inactive textual references only.

You may also request a copy of any of our filings, at no cost, by writing or telephoning:

Investor Relations
Compass Minerals International, Inc.
9900 West 109th Street, Suite 100

3	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

4	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

plant nutrition business sale closed on July 1, 2021, the North America micronutrient sale closed on May 4, 2021, the sale of our Fermavi investment closed on August 20, 2021 and the sale of our South America chemicals business closed on April 20, 2022. We believe these dispositions were conducted through a single disposal plan representing a strategic shift that had a material effect on our operations and financial results. Consequently, the Specialty Businesses qualified for presentation as discontinued operations in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, the Specialty Businesses’ results of operations are presented as discontinued operations in the Consolidated Statements of Operations for the periods presented. As a result, we are presenting two reportable segments in continuing operations, Salt and Plant Nutrition (which was previously known as the Plant Nutrition North America segment) in this Form 10-K/A. See Part II, Item 8, Note 15 to our Consolidated Financial Statements for more information.

Change in Fiscal Year
On June 23, 2021, our Board of Directors approved a change in our fiscal year from December 31 to September 30, effective January 1, 2021. Our results of operations, cash flows, and all transactions impacting shareholders’ equity presented in this Form 10-K/A are for the twelve months ended September 30, 2023 (“fiscal 2023”), the twelve months ended September 30, 2022 (“fiscal 2022”) and the nine month transition period ended September 30, 2021 (“fiscal 2021”), unless otherwise noted. As such, our fiscal year 2023, or fiscal 2023, refers to the period from October 1, 2022 to September 30, 2023. This Form 10-K/A also includes an unaudited consolidated statement of operations for the comparable twelve month period of October 1, 2020 to September 30, 2021; see Part II, Item 8, Note 21 to our Consolidated Financial Statements for additional information.

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

5	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

6	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

7	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

8	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

9	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

10	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

11	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

12	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

13	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Except for the risk factors included under the heading “Risks Related to our Restatement and Internal Controls” below, Part I, Item 1A, “Risk Factors” in this Form 10-K/A has not been updated to reflect developments occurring subsequent to the Original Report, filed with the SEC on November 29, 2023. All risk factors, however, should be considered in the context of the new risk factors below.

Risks Related to our Restatement and Internal Controls

Management identified material weaknesses in the Company’s internal control over financial reporting that resulted in errors in financial statements. If the Company fails to remediate the material weaknesses or experiences additional material weaknesses in the future, it may be unable to accurately and timely report financial results or comply with the requirements of being a public company, which could cause the price of the Company’s common stock to decline and harm its business.
Management identified material weaknesses in internal control over financial reporting in conjunction with the restatement described in the Explanatory Note of this Form 10-K/A. The description of the material weaknesses that were determined to exist as of September 30, 2023 is included under Part II Item 9A of this Form 10-K/A.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely basis.
While we are taking steps to address the identified material weaknesses and prevent additional material weaknesses from occurring, it cannot be assured that the measures the Company has taken to date, and is continuing to implement, will be sufficient to remediate the material weaknesses or to avoid potential future material weaknesses. Accordingly, there could continue to be a reasonable possibility that the material weaknesses identified, or other material weaknesses or deficiencies identified in the future, could result in a misstatement of accounts or disclosures that would result in a material misstatement of the Company’s financial statements that would not be prevented or detected on a timely basis or cause us to fail to meet our obligations under securities laws, stock exchange listing rules, or debt instrument covenants to file periodic financial reports on a timely basis. Any of these failures could result in adverse consequences that could materially and adversely affect the Company’s business, including an adverse impact on the market price of its common stock, potential action by the SEC, shareholder lawsuits, delisting of the Company’s stock, potential covenant defaults, and general damage to its reputation. The Company has incurred and expects to incur additional costs to rectify the material weaknesses or new issues that may emerge, and the existence of these issues could adversely affect its reputation or investor perceptions. The Company maintains director and officer liability insurance, for which it must pay substantial premiums. The additional reporting and other obligations resulting from the material weaknesses, including any litigation or regulatory inquires that may result therefrom, increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities.

We reached a determination to restate certain of our previously issued consolidated financial statements, which resulted in unanticipated costs and may affect investor confidence and raise reputational issues.
As discussed in the Explanatory Note and in Note 1, Organization and Formation – Restatement of Prior Period Consolidated Financial Statements, Note 23, Revisions to Prior Period Annual Consolidated Financial Statements and Note 24, Revisions to Prior Period Quarterly Consolidated Financial Statements in this Form 10-K/A, included in Part II Item 8 of this Form 10-K/A, we reached a determination to restate our consolidated financial statements for the years ended September 30, 2023, 2022 and 2021 and provide certain restated financial information for the periods ended June 30, 2023, December 31, 2023 and March 31, 2024 following the identification of certain misstatements contained in those financial statements. We have determined that it is appropriate to correct the misstatements in our previously issued financial statements by amending and restating the Original Report and the Q2 2024 Form 10-Q. The restatement also included corrections for additional identified immaterial errors in the impacted periods. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and have become subject to a number of additional risks and uncertainties, which may affect investor confidence in the accuracy of our financial disclosures and may raise reputational issues for our business.

14	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

15	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

16	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
•the ability to obtain, maintain and renew all required permits;
•employee health and safety;
•historical production from the area compared with production from other producing areas; and

17	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
•restrict us from making strategic acquisitions or cause us to make non-strategic divestitures; and

18	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

19	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

20	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

21	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

22	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

23	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

24	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

25	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

26	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The potential impact of climate change on our resources, operations, product demand and the needs of our customers remains uncertain. Scientists have proposed that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changes to the water levels of lakes and other bodies of water, changing storm patterns and intensities and changing temperature levels. These changes could be severe and vary by geographic location. These changes could negatively impact customer demand for our products as well as our costs and ability to produce and distribute our products. For example, prolonged period of mild winter weather could reduce the market for deicing products. Drought conditions could similarly impact demand for our plant nutrition products. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake or river level fluctuations or flooding from sea level changes. See “—The results of our operations are dependent on and vary due to weather conditions. Additionally, adverse weather conditions or significant changes in weather patterns could adversely affect us.” for more information.
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

27	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.    CYBERSECURITY

Not applicable.

28	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 2.    PROPERTIES

SUMMARY OVERVIEW OF MINING OPERATIONS

Information concerning our mining properties in this Form 10-K/A has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. Subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties. When evaluating materiality for purposes of the disclosure, the Company considered several quantitative metrics including production, sales and capital expenditure data, as well as synergistic and other qualitative information that the Company believes investors would find important to their investing decisions.
As used in this Form 10-K/A, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. See Item 1A, “Risk Factors.”
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
The Company has determined that the following properties are individually material mining properties for purposes of subpart 1300 of Regulation S-K: the Ogden facility, the Cote Blanche mine and the Goderich mine. As there have been no material changes in the mineral reserves or mineral resources from the last technical report summaries filed for each of these properties, the Company is not filing a new technical report summary for any of these properties in connection with this Form 10-K/A.

29	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following map shows the locations of our mining properties, as of September 30, 2023:

NORTH AMERICA
U.K.
SEGMENT KEY
Salt
Plant Nutrition

30	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

As of September 30, 2023, we had ten mining properties, as summarized in the table below:

Location	Segment	Use	Stage
United States
Cote Blanche Island, Louisiana	Salt	Rock salt mine	Production
Lyons, Kansas	Salt	Evaporated salt facility	Production
Ogden, Utah	Salt, Plant Nutrition	SOP, solar salt and magnesium chloride facility	Production
Canada
Amherst, Nova Scotia	Salt	Evaporated salt facility	Production
Goderich, Ontario	Salt	Rock salt mine	Production
Goderich, Ontario	Salt	Evaporated salt facility	Production
Unity, Saskatchewan	Salt	Evaporated salt facility	Production
Wynyard, Saskatchewan	Plant Nutrition	SOP facility	Exploration
United Kingdom
Winsford, Cheshire	Salt	Rock salt mine	Production
Chile
Atacama Desert	Salt	N/A	Exploration

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
•Solar Evaporation - For a description of the solar evaporation process, see “—Ogden Facility” below.

31	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

32	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Summary of Mineral Resources and Reserves
Summaries of our mineral resources and reserves at the end of fiscal 2023 are set forth in Tables 1 and 2.

33	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 1. Summary Mineral Resources at September 30, 2023

	Measured Mineral Resources (tons, except LCE)(1)	Indicated Mineral Resources (tons, except LCE)(1)	Measured + Indicated Mineral Resources (tons, except LCE)(1)	Inferred Mineral Resources (tons, except LCE)(1)
Salt(2)(3)
United States
Cote Blanche mine	34,512,821	629,032,729	663,545,550	163,767,364
Ogden facility(4)	—	2,140,217,016	2,140,217,016	—
Lyons	138,056,446	193,979,000	332,035,446	—
Total United States	172,569,267	2,963,228,745	3,135,798,012	163,767,364
Canada
Goderich mine	—	1,453,008,027	1,453,008,027	148,200,000
Goderich plant	67,314,523	41,700,000	109,014,523	—
Amherst	—	408,968,364	408,968,364	—
Unity	—	252,080,803	252,080,803	—
Total Canada	67,314,523	2,155,757,194	2,223,071,717	148,200,000
United Kingdom
Winsford	44,090,387	7,730,000	51,820,387	—
Total United Kingdom	44,090,387	7,730,000	51,820,387	—
Chile
Atacama Desert property	—	102,531,129	102,531,129	—
Total Chile	—	102,531,129	102,531,129	—
Total Salt	283,974,177	5,229,247,068	5,513,221,245	311,967,364

SOP(5)(6)
United States
Ogden facility(7)	—	89,707,351	89,707,351	—
Total United States	—	89,707,351	89,707,351	—
Canada
Wynyard(8)	—	—	—	—
Total Canada	—	—	—	—
Total SOP	—	89,707,351	89,707,351	—

Magnesium Chloride(9)(10)
United States
Ogden facility(11)	—	359,378,669	359,378,669	—
Total United States	—	359,378,669	359,378,669	—
Total Magnesium Chloride	—	359,378,669	359,378,669	—

LCE (tonnes)(12)(13)(14)
United States
Ogden facility(11)	—	2,401,218	2,401,218	45,221
Total United States	—	2,401,218	2,401,218	45,221
Total LCE	—	2,401,218	2,401,218	45,221
(1)Mineral resources are reported in situ. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves upon application of modifying factors.

34	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

35	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 2. Summary Mineral Reserves at September 30, 2023

	Proven Mineral Reserves (tons)(1)	Probable Mineral Reserves (tons)(1)	Total Mineral Reserves (tons)(1)
Salt(2)(3)
United States
Cote Blanche mine	19,487,502	236,547,378	256,034,880
Ogden facility	—	158,425,314	158,425,314
Lyons	—	18,606,214	18,606,214
Total United States	19,487,502	413,578,906	433,066,408
Canada
Goderich mine	—	457,690,728	457,690,728
Goderich plant	271,982	5,700,000	5,971,982
Amherst	—	5,296,444	5,296,444
Unity	355,890	24,179,074	24,534,964
Total Canada	627,872	492,866,246	493,494,118
United Kingdom
Winsford	20,938,601	3,710,000	24,648,601
Total United Kingdom	20,938,601	3,710,000	24,648,601
Chile
Atacama Desert property	—	—	—
Total Chile	—	—	—
Total Salt	41,053,975	910,155,152	951,209,127

SOP(4)(5)
United States
Ogden facility	—	45,284,552	45,284,552
Total United States	—	45,284,552	45,284,552
Canada
Wynyard(6)	—	—	—
Total Canada	—	—	—
Total SOP	—	45,284,552	45,284,552

Magnesium Chloride(7)(8)
United States
Ogden facility	—	94,020,802	94,020,802
Total United States	—	94,020,802	94,020,802
Total Magnesium Chloride	—	94,020,802	94,020,802
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

36	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

37	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 1. Ogden Facility Property Location Map

Boise
Ogden
Site
Salt Lake
City
Great
Salt
Lake
Utah
N
200 mi
Google Earth
Las Vegas
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
Image Landsat / Copernicus
Data LDEO-Columbia, NSF, NOAA

38	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

39	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

40	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

41	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Summaries of the Ogden facility’s potassium and SOP mineral resources and mineral reserves as of September 30, 2023 and 2022 are shown in Tables 3 and 4, respectively. Summaries of the Ogden facility’s magnesium and magnesium chloride mineral resources and mineral reserves as of September 30, 2023 and 2022 are shown in Tables 5 and 6, respectively. Summaries of the Ogden facility’s sodium and sodium chloride mineral resources and mineral reserves as of September 30, 2023 and 2022 are shown in Tables 7 and 8, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of potassium and SOP, magnesium and magnesium chloride, and sodium and sodium chloride mineral resources and mineral reserves at the Ogden facility. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Ogden facility are based on the Technical Report Summary with respect to Potassium and SOP, Magnesium and Magnesium Chloride and Salt for the Ogden facility, dated November 29, 2021, as amended on December 14, 2022, with an effective date of September 30, 2021 (the “Ogden Potassium/Magnesium/Sodium TRS”). This Form 10-K/A also reflects more recent information obtained from the QP as of September 30, 2023, which supplements and updates information from such TRS.

42	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 3. Ogden Facility – Summary of Potassium and SOP Mineral Resources at September 30, 2023 and 2022

	September 30, 2023				September 30, 2022
Resource Area	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	7,320	14,245,372	4,000	31,707,350	7,320	14,361,555	4,000	31,965,949
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Indicated Resources		40,303,343		89,707,350		40,419,526		89,965,949
Measured + Indicated Resources
Great Salt Lake North Arm	7,320	14,245,372	4,000	31,707,350	7,320	14,361,555	4,000	31,965,949
Great Salt Lake South Arm	3,060	26,057,971	1,660	58,000,000	3,060	26,057,971	1,660	58,000,000
Total Measured + Indicated Resources		40,303,343		89,707,350		40,419,526		89,965,949
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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

43	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 4. Ogden Facility – Summary of Potassium and SOP Mineral Reserves at September 30, 2023 and 2022

	September 30, 2023				September 30, 2022
Reserve Area	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)	Average Potassium Grade (mg/L)(7)	Potassium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	SOP Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	7,320	20,345,292	4,000	45,284,552	7,320	20,452,413	4,000	45,522,980
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Probable Reserves	7,320	20,345,292	4,000	45,284,552	7,320	20,452,413	4,000	45,522,980
Total Reserves
Great Salt Lake North Arm	7,320	20,345,292	4,000	45,284,552	7,320	20,452,413	4,000	45,522,980
Great Salt Lake South Arm	—	—	—	—	—	—	—	—
Total Reserves	7,320	20,345,292	4,000	45,284,552	7,320	20,452,413	4,000	45,522,980
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

44	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 5. Ogden Facility – Summary of Magnesium and Magnesium Chloride Mineral Resources at September 30, 2023 and 2022

	September 30, 2023				September 30, 2022
Resource Area	Average Magnesium Grade (mg/L)(7)	Magnesium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Resources (tons)(1)(2)(3)(4)(5)	Average Magnesium Grade (mg/L)(7)	Magnesium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	11,120	51,719,568	8,638	202,378,669	11,120	51,927,277	8,638	203,191,436
Great Salt Lake South Arm	4,785	40,122,668	3,039	157,000,000	4,785	40,000,000	3,039	157,000,000
Total Indicated Resources		91,842,236		359,378,669		91,927,277		360,191,436
Measured + Indicated Resources
Great Salt Lake North Arm	11,120	51,719,568	8,638	202,378,669	11,120	51,927,277	8,638	203,191,436
Great Salt Lake South Arm	4,785	40,122,668	3,039	157,000,000	4,785	40,000,000	3,039	157,000,000
Total Measured + Indicated Resources		91,842,236		359,378,669		91,927,277		360,191,436
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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

45	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 6. Ogden Facility – Summary of Magnesium and Magnesium Chloride Mineral Reserves at September 30, 2023 and 2022

	September 30, 2023				September 30, 2022
Reserve Area	Average Magnesium Grade (mg/L)(7)	Magnesium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Reserves (tons)(1)(2)(3)(4)(5)	Average Magnesium Grade (mg/L)(7)	Magnesium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Magnesium Chloride Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	11,120	24,027,805	8,638	94,020,802	11,120	24,214,744	8,638	94,752,292
Great Salt Lake South Arm	4,785	—	3,039	—	4,785	—	3,039	—
Total Probable Reserves		24,027,805		94,020,802		24,214,744		94,752,292
Total Reserves
Great Salt Lake North Arm	11,120	24,027,805	8,638	94,020,802	11,120	24,214,744	8,638	94,752,292
Great Salt Lake South Arm	4,785	—	3,039	—	4,785	—	3,039	—
Total Reserves	—	24,027,805	—	94,020,802	—	24,214,744	—	94,752,292
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

46	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 7. Ogden Facility – Summary of Sodium and Sodium Chloride Mineral Resources at September 30, 2023 and 2022

	September 30, 2023				September 30, 2022
Resource Area	Average Sodium Grade (mg/L)(7)	Sodium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Resources (tons)(1)(2)(3)(4)(5)	Average Sodium Grade (mg/L)(7)	Sodium Resources (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Resources (tons)(1)(2)(3)(4)(5)
Measured Resources
Total Measured Resources	—	—	—	—	—	—	—	—
Indicated Resources
Great Salt Lake North Arm	97,530	435,962,634	75,757	1,108,217,016	97,530	436,477,305	75,757	1,109,525,310
Great Salt Lake South Arm	46,298	405,979,544	40,365	1,032,000,000	46,298	406,000,000	40,365	1,032,000,000
Total Indicated Resources		841,942,178		2,140,217,016		842,477,305		2,141,525,310
Measured + Indicated Resources
Great Salt Lake North Arm	97,530	435,962,634	75,757	1,108,217,016	97,530	436,477,305	75,757	1,109,525,310
Great Salt Lake South Arm	46,298	405,979,544	40,365	1,032,000,000	46,298	406,000,000	40,365	1,032,000,000
Total Measured + Indicated Resources		841,942,178		2,140,217,016		842,477,305		2,141,525,310
Inferred Resources
Total Inferred Resources	—	—	—	—	—	—	—	—
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

47	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 8. Ogden Facility – Summary of Sodium and Sodium Chloride Mineral Reserves at September 30, 2023 and 2022

	September 30, 2023				September 30, 2022
Reserve Area	Average Sodium Grade (mg/L)(7)	Sodium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Reserves (tons)(1)(2)(3)(4)(5)	Average Sodium Grade (mg/L)(7)	Sodium Reserves (tons)(1)(2)(4)(5)	Cut-Off Grade (mg/L)(6)	Sodium Chloride Reserves (tons)(1)(2)(3)(4)(5)
Proven Reserves
Total Proven Reserves	—	—	—	—	—	—	—	—
Probable Reserves
Great Salt Lake North Arm	97,530	62,323,098	75,757	158,425,314	97,530	62,786,302	75,757	159,602,779
Great Salt Lake South Arm	46,298	—	40,365	—	46,298	—	40,365	—
Total Probable Reserves		62,323,098		158,425,314		62,786,302		159,602,779
Total Reserves
Great Salt Lake North Arm	97,530	62,323,098	75,757	158,425,314	97,530	62,786,302	75,757	159,602,779
Great Salt Lake South Arm	46,298	—	40,365	—	46,298	—	40,365	—
Total Reserves	—	62,323,098	—	158,425,314	—	62,786,302	—	159,602,779
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

48	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Lithium TRS”). This Form 10-K/A also reflects more recent information obtained from the QP as of September 30, 2023, which supplements and updates information from such TRS. If we decide to continue investment in the lithium project at some point in the future, the FEL-1 or PEA capital development cost of phase one is now expected to be above the previously disclosed upper range estimate of approximately $364 million. We expect to complete updated estimates of what costs and net present value would be if we were to decide to continue investment in the lithium project.

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

49	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

50	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 3. Cote Blanche Mine Property Location Map

NATION
ARKANSAS
MISSISSIPPI
ALABAMA
Dallas
Shreveport
LOUISIANA
Mobile
Pensacola
Panama City Beac
Houston
New Orleans
Cote Blanche Salt MIne
Galveston
Google Earth
Image Landsat / Copernicus
Data SIO, NOAA, U.S. Navy, NGA, GEBCO
200 mi
N

51	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

52	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

53	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Summaries of the Cote Blanche mine’s salt mineral resources and mineral reserves as of September 30, 2023 and 2022 are shown in Tables 10 and 11, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of salt mineral resources and mineral reserves at the Cote Blanche mine. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Cote Blanche mine are based on the Technical Report Summary dated November 16, 2021, as amended on December 14, 2022, with an effective date of September 30, 2021 (the “Cote Blanche TRS”). This Form 10-K/A also reflects more recent information obtained from the QP as of September 30, 2023, which supplements and updates information from such TRS. The Company periodically reviews its mining plans, including which levels of the mine to develop. Changes in the mining plan in the future may result in increases in expected capital costs or changes that may adversely impact our reported reserves. If mineral reserves were materially impacted, the QP would update the TRS accordingly.

54	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 10. Cote Blanche Mine – Summary of Salt Mineral Resources at September 30, 2023 and 2022

	Salt Resources (tons)(1)(2)(3)(4)(5)(6)(7)
Resource Area(2)(8)	September 30, 2023	September 30, 2022
Measured Resources
1,300-Foot Level	25,140,266	25,491,881
1,500-Foot Level	9,372,555	12,754,331
Total Measured Resources	34,512,821	38,246,212
Indicated Resources
1,300-Foot Level	12,373,509	12,373,509
1,500-Foot Level	9,028,840	9,028,840
1,700-Foot Level(9)	361,584,762	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Indicated Resources	629,032,729	629,032,729
Measured + Indicated Resources
1,300-Foot Level	37,513,775	37,865,390
1,500-Foot Level	18,401,395	21,783,171
1,700-Foot Level(9)	361,584,762	361,584,762
1,900-Foot Level(9)	246,045,618	246,045,618
Total Measured + Indicated Resources	663,545,550	667,278,941
Inferred Resources
1,700-Foot Level(9)	32,915,833	32,915,833
1,900-Foot Level(9)	130,851,531	130,851,531
Total Inferred Resources	163,767,364	163,767,364
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

55	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Table 11. Cote Blanche Mine – Summary of Salt Mineral Reserves at September 30, 2023 and 2022

	Salt Reserves (tons)(1)(3)(4)(5)(6)(7)
Reserve Area(2)(8)	September 30, 2023	September 30, 2022
Proven Reserves
1,300-Foot Level	13,131,249	13,316,339
1,500-Foot Level	4,411,531	6,191,698
Total Proven Reserves	17,542,780	19,508,037
Probable Reserves
1,700-Foot Level(9)	113,853,955	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Probable Reserves	236,547,377	236,547,377
Total Reserves
1,300-Foot Level	13,131,249	13,316,339
1,500-Foot Level	4,411,531	6,191,698
1,700-Foot Level(9)	113,853,955	113,853,955
1,900-Foot Level(9)	122,693,422	122,693,422
Total Reserves	254,090,157	256,055,414
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

56	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Figure 5. Goderich Mine Property Location Map

57	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

58	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

59	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Maitland River is permitted pursuant to Certificate of Approval 2342-7ULQEU and Environmental Compliance Approval 1236-8YGK8A, respectively, issued by the Ontario Ministry of Environment, Conservation and Parks.
Summaries of the Goderich mine’s salt mineral resources and mineral reserves as of September 30, 2023 and 2022 are shown in Tables 12 and 13, respectively. Joseph Havasi, who is employed full-time as the Vice President, Natural Resources, of the Company, served as the QP and prepared the estimates of salt mineral resources and mineral reserves at the Goderich mine. The material assumptions and information pertaining to the Company’s disclosure of mineral resources and mineral reserves at the Goderich mine are based on the Technical Report Summary dated November 16, 2021, as amended on December 14, 2022, with an effective date of September 30, 2021 (the “Goderich TRS”). This Form 10-K/A also reflects more recent information, including revised capital expenditure forecasts, obtained from the QP as of September 30, 2023, which supplements and updates information from such TRS. These changes to the capital expenditures forecasts would affect the NPV and IRR figures stated in Section 19 of the Goderich TRS, but salt resources or reserves would not be affected.

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
(9)Based on an area of approximately 575,257,000 square feet for the A-2 salt bed within the lease area.

60	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

61	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is incorporated by reference to Exhibit 95 to the Original Report.

Information about our Executive Officers
Below is information about each person who was or is an executive officer as of September 30, 2023, and as of the date of the filing of the Original Report. The table sets forth each person’s name, position and age as of the date of the filing of this report.

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

62	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Chief Financial Officer of the global lithium business of Albemarle Corporation, a specialty chemicals manufacturing company. Prior to that role, he held positions of increasing responsibility at Albemarle, including as Treasurer and Head of Investor Relations from 2009 to 2016. His experience also includes over 10 years as an equity and debt investor, respectively, at Citigroup Asset Management and PGIM Private Capital, formerly Prudential Capital Group.

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

63	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

COMMON STOCK DATA

Our common stock, $0.01 par value, trades on the New York Stock Exchange under the symbol CMP.

HOLDERS

On November 22, 2023, the number of holders of record of our common stock was 259.

64	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

ITEM 6.    RESERVED

Part II, Item 6 is no longer required as the SEC has adopted certain amendments to Regulation S-K that eliminate Item 301 of Regulation S-K.

65	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Please note that the only changes to this discussion are those related to the restatement described in the Explanatory Note. Except as they relate to the errors described in the Explanatory Note, no changes have been made to the Original Report, and this discussion does not modify, amend or update any of the other financial information or other information, including the information included in the “Outlook” section below, contained in the Original Report. Such information is as of the date of the Original Report and does not reflect any information or events occurring after the date of the Original Report.

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

66	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Change in Fiscal Year
On June 23, 2021, our Board of Directors approved a change in our fiscal year end from December 31 to September 30. As a result, our results of operations, cash flows and all transactions impacting shareholders equity presented in this Form 10-K/A are for the twelve months ended September 30, 2023 (“fiscal 2023”), the twelve months ended September 30, 2022 (“fiscal 2022”) and the nine month transition period ended September 30, 2021 (“fiscal 2021”) unless otherwise noted. As such, our fiscal 2023 refers to the period from October 1, 2022 to September 30, 2023.
This Form 10-K/A also includes an unaudited Consolidated Statement of Operations for the comparable twelve month period of October 1, 2020 to September 30, 2021; see Item 8, Note 21 to our Consolidated Financial Statements for additional information.
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

67	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

CONSOLIDATED RESULTS COMMENTARY: Fiscal Year Ended September 30, 2023 – Fiscal Year Ended September 30, 2022

•Total sales decreased 3%, or $40.5 million, due to a decrease in the Plant Nutrition segment, which was partially offset by the inclusion of sales of Fortress following its acquisition in May 2023.
•Operating earnings increased 70%, or $32.0 million, primarily due to higher operating earnings in our Salt segment and operating earnings of Fortress following its acquisition, which were partially offset by lower Plant Nutrition segment operating earnings.
•Diluted earnings per share increased $1.23 to a net earnings per share of $0.25.
•EBITDA* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 5%, or $9.0 million.

CONSOLIDATED RESULTS COMMENTARY: Twelve Months Ended September 30, 2022 – Twelve Months Ended September 30, 2021

•Total sales increased $99.8 million, due to an increase in the Salt segment, which was partially offset by a decrease in the Plant Nutrition segment.
•Operating earnings decreased 57%, or $60.5 million, due to lower operating earnings in our Salt segment and higher corporate expenses, which was partially offset by higher Plant Nutrition segment earnings.
•Diluted earnings per share decreased $1.96 to a loss of $0.98.
•Adjusted EBITDA decreased 21%, or $50.4 million.

68	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

GROSS PROFIT & GROSS MARGIN COMMENTARY: Fiscal Year Ended September 30, 2023 – Fiscal Year Ended September 30, 2022

Gross Profit: Increased 16%, or $32.2 million; Gross Margin increased 3% from 16% to 19%
•Salt segment gross profit increased $57.7 million primarily due to higher average sales prices, which were partially offset by higher per-unit logistics and product costs (see “—Operating Segment Performance—Salt” for additional information).
•Gross profit for the Plant Nutrition segment decreased $32.0 million due to lower sales volumes and higher per-unit product and logistics costs, which were partially offset by slightly higher average sales prices (see “—Operating Segment Performance—Plant Nutrition” for additional information).
•Fortress contributed $6.4 million of gross profit following its acquisition in May 2023.

GROSS PROFIT & GROSS MARGIN COMMENTARY: Twelve Months Ended September 30, 2022 – Twelve Months Ended September 30, 2021

Gross Profit: Decreased 13%, or $28.7 million; Gross Margin decreased 4% from 20% to 16%
•Salt segment gross profit decreased $58.0 million primarily due to higher per-unit logistics and product costs, which were partially offset by higher sales volumes (see “—Operating Segment Performance—Salt” for additional information).
•Gross profit for the Plant Nutrition segment increased $26.9 million due to higher average sales prices, which were partially offset by lower sales volumes and higher per-unit product costs (see “—Operating Segment Performance—Plant Nutrition” for additional information).

OTHER EXPENSES AND INCOME COMMENTARY: Fiscal Year Ended September 30, 2023 – Fiscal Year Ended September 30, 2022

SG&A: Increased $0.2 million; Increased 0.4 percentage points as a percentage of sales to 12.8% from 12.4%
•The increase in SG&A expense was primarily due to costs incurred by Fortress in fiscal 2023 following its acquisition, which were mostly offset by lower legal expenses in fiscal 2023 due to the prior year settlement of the SEC investigation.

69	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Gain from Remeasurement of Equity Method Investment
•We recognized a gain of $10.1 million for the fiscal year ended September 30, 2023 related to our previously held equity investment in Fortress, which was remeasured to fair value upon our full acquisition of the business in May 2023.

Other Expense, Net: Increased $3.8 million from expense of $0.5 million to expense of $4.3 million
•Other expense, net increased primarily due to losses on derivatives not designated as hedging instruments and debt refinancing fees related to our May debt restructuring.

Income Tax Expense from Continuing Operations: Decreased $16.4 million to $17.1 million
•The decrease in income tax expense was due primarily to the recognition of a valuation allowance of $18.1 million in fiscal 2022 recorded against the beginning of the fiscal year deferred tax assets that were no longer considered more likely than not to be realized and a tax benefit in fiscal 2023 from a change in Canadian tax law which allows for deductibility of certain interest expense items, partially offset by an increase in pretax book income in fiscal 2023 compared to the prior year.
•Our effective tax rate was 62% for the fiscal year ended September 30, 2023, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions partially offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, a tax benefit was recorded in fiscal 2023 related to the change in Canadian tax law permitting the deductibility of certain interest expense items.
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

OTHER EXPENSES AND INCOME COMMENTARY: Twelve Months Ended September 30, 2022 – Twelve Months Ended September 30, 2021

SG&A: Increased $31.8 million; Increased 1.7% percentage points as a percentage of sales to 12.4% from 10.7%
•The increase in SG&A expense was primarily due to the fiscal 2022 accrued settlement and increased legal expenses related to the settled SEC investigation, costs related to our lithium development and increased employee compensation costs which include executive transition costs.

70	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Income Tax Expense from Continuing Operations: Increased $28.0 million to $33.5 million
•The increase in income tax expense was due to a $35.4 million of valuation allowance recorded in the twelve months ended September 30, 2022 against the portion of our deferred tax assets that are no longer considered more likely than not to be realized, partially offset by a decrease due to lower pretax book income for the twelve months ended September 30, 2022 compared to the twelve months ended September 30, 2021.
•Our effective tax rate decreased from 14% for the twelve months ended September 30, 2021, reflecting $35.4 million of valuation allowance recorded in fiscal 2022 on pretax book losses. See Item 1, Note 11 to the Consolidated Financial Statements.
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

Net (Loss) Earnings from Discontinued Operations: Increased from a loss of $220.4 million to income of $12.2 million
•The net earnings from our discontinued operations for the twelve months ended September 30, 2022 includes only the results from our chemicals business in South America through the April 20, 2022 sale date, but includes the results of all the South America businesses and the North America specialty plant nutrition business for the twelve months ended September 30, 2021.
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

71	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SALT SEGMENT RESULTS

	Twelve Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Salt Sales (in millions)	$1,010.8	$1,011.4	$899.2
Salt Operating Earnings (in millions)	$170.5	$115.6	$176.0
Salt Sales Volumes (thousands of tons)
Highway deicing	9,321	10,453	9,288
Consumer and industrial	1,999	2,122	1,997
Total tons sold	11,320	12,575	11,285
Average Salt Sales Price (per ton)
Highway deicing	$68.85	$61.34	$61.40
Consumer and industrial	$184.67	$174.45	$164.67
Combined	$89.29	$80.45	$79.67
SALT SEGMENT RESULTS COMMENTARY: Fiscal Year Ended September 30, 2023 – Fiscal Year Ended September 30, 2022

•Salt sales of $1,010.8 million were essentially flat to the prior year reflecting higher Salt average sales prices, which were offset by lower sales volumes.
•Salt sales volumes decreased 10%, or 1,255,000 tons, and reduced sales by approximately $90.9 million. Highway deicing sales volumes decreased 11% largely reflecting our 2022 bidding strategy emphasizing pricing over volume which resulted in a decrease in North American sales commitments. Consumer and industrial sales volumes decreased 6% primarily reflecting a decrease in deicing sales volumes.
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
•Salt operating earnings increased 47%, or $54.9 million, due primarily to higher average sales prices for both highway and consumer and industrial products, which were partially offset by higher per-unit product and logistics costs and $1.5 million of restructuring costs recognized in the current year. In addition, lower sales volumes compared to the prior period partially offset the increase in operating earnings.

SALT SEGMENT RESULTS COMMENTARY: Twelve Months Ended September 30, 2022 – Twelve Months Ended September 30, 2021

•Salt sales increased 12%, or $112.2 million, due to higher Salt sales volumes and average sales prices.
•Salt sales volumes increased 11%, or 1,290,000 tons, and contributed approximately $92.1 million to the increase in sales. Highway deicing sales volumes increased 13% primarily as a result of an increase in sales commitments. Consumer and industrial sales volumes increased 6% due to an increase in both deicing and non-deicing sales volumes.
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
•Salt operating earnings decreased 34%, or $60.4 million, due primarily to higher per-unit product and logistics costs. We experienced higher freight costs and inflationary pressures for certain materials and supplies that were not recovered through increased sales prices during the period. We estimate increased Salt product cost of approximately $15.5 million to $17.5 million during fiscal 2022 due to inflation impacts. Additionally, as a result of a maintenance outage at our Cote Blanche mine during the three months ended March 31, 2022, we incurred approximately $9.2

72	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

million of additional product and logistics costs to fulfill seasonal demand with salt from other sources. Higher sales volumes compared to the prior period partially offset the higher costs.

PLANT NUTRITION RESULTS

	Twelve Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Plant Nutrition Sales (in millions)	$172.1	$222.3	$235.0
Plant Nutrition Operating Earnings (in millions)	$9.5	$40.2	$9.6
Plant Nutrition Sales Volumes (thousands of tons)	219	286	403
Plant Nutrition Average Sales Price (per ton)	$785	$777	$583
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
•Plant Nutrition operating earnings decreased 76%, or $30.7 million primarily reflecting higher per-unit product costs primarily driven by lower production volumes and higher energy and other input costs, $2.9 million of expenses associated with the small fire at Ogden and proportionately fewer sales to more profitable regions, which were partially offset by higher average sales prices and lower SG&A expenses.

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
•Plant Nutrition operating earnings increased 319%, or $30.6 million primarily due to significantly higher average sales prices, which were partially offset by reduced sales volumes due to inventory constraints and higher per-unit product and logistics costs primarily due to lower production volumes at our Ogden facility as well as approximately $5 million to $7 million of higher energy and other input costs.

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

73	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

74	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In fiscal 2023, we spent $154.3 million on capital expenditures. During fiscal 2024, we expect to spend between $90 million to $100 million of sustaining capital in our Salt, Plant Nutrition and Fortress businesses, including approximately $15 million to $20 million towards replacing the existing underground mill at Goderich mine over multiple years, which will be located in a built-for-purpose area of the mine and improve operating efficiencies. Additionally, we have spent approximately $48.7 million of capital in fiscal 2023 (approximately $51.3 million cumulatively) towards the development phase of our sustainable lithium development project. As previously announced, we have suspended indefinitely any further investment in the lithium development project beyond certain already committed items associated with the early stages of construction of our commercial scale demonstration unit until further clarity is provided on the evolving regulatory climate. We are considering seeking potential partners at the project level to reduce our share of capital costs and lower execution risk in the event that the project is restarted. We can no longer provide an estimate of when we expect to achieve market entry, but expect significant capital and other expenditures would be required to achieve this market entry if we decide to continue with the lithium development project at some point in the future. For more information, see Item 1A, “Risk Factors.”
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
On May 5, 2023, we acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of approximately $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures, and a cash earn-out based on financial performance and volumes of Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provides us full ownership of all Fortress assets, contracts, and intellectual property. We initially recognized a $12.6 million non-cash gain in the period ended June 30, 2023, as a result of remeasuring the value of our prior equity interest in Fortress, which is generally attributable to Fortress’ advancement from a pre-revenue, development-stage company to commercialization. The gain was reduced to $10.1 million in the period ended September 30, 2023, as a result of measurement period adjustments, discussed further in Item 8, Note 3. During the third quarter of fiscal 2023, Fortress entered into an agreement with the USFS to supply product and provide associated services for the 2023 fire season.

75	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The table below provides a summary our cash flows by category and period ended.

Fiscal Year Ended		Nine Months Ended
September 30, 2023	September 30, 2022	September 30, 2021
(Restated)
Operating Activities:
Net cash flows provided by operating activities were $106.0 million.
»Net earnings were $10.5 million.
»Non-cash depreciation and amortization expense was $98.6 million.
»Non-cash stock-based compensation was $20.6 million.
»Non-cash remeasurement gain of $10.1 million related to the acquisition of Fortress.
»Non-cash loss on disposition of assets was $4.5 million.
»Non-cash net loss in equity investees was $3.1 million.
»Working capital items were a use of operating cash flows of $22.6 million.

Net cash flows provided by operating activities were $120.4 million.
»Net losses were $21.1 million.
»Non-cash depreciation and amortization expense was $112.8 million.
»Non-cash impairment loss was $23.1 million.
»Non-cash stock-based compensation was $15.7 million.
»Non-cash net loss in equity investees was $5.2 million.
»Non-cash loss on disposition of assets was $3.7 million.
»Working capital items were a use of operating cash flows of $11.3 million.

Net cash flows provided by operating activities were $154.7 million.
»Net losses were $213.8 million.
»Non-cash depreciation and amortization expense was $94.9 million.
»Non-cash impairment loss was $300.0 million.
»Non-cash gain on disposition of assets of $27.3 million, including $30.6 million from the sale of a component of our North America micronutrient business.
»Working capital items were a source of operating cash flows of $38.6 million.

Investing Activities:
Net cash flows used in investing activities were $177.9 million.
»Net cash flows used in investing activities included $154.3 million of capital expenditures.
»Included cash investment of $18.9 million, net of cash held by Fortress, for the acquisition of the remaining interest in Fortress.

Net cash flows used in investing activities were $79.9 million.
»Net cash flows used in investing activities included $96.6 million of capital expenditures.
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
»Investing proceeds were offset by $63.8 million of capital expenditures.

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

76	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

consideration and deferred revenue recorded on its contract with the USFS as of September 30, 2023 as compared to September 30, 2022. The higher accounts receivable balance as of September 30, 2022, as compared to September 30, 2021, reflects higher sales in the fourth fiscal quarter due to higher preseason deicing demand and higher SOP pricing in fiscal 2022. The higher sales activity and increased costs resulted in a higher level of current liabilities as of September 30, 2022 as compared to September 30, 2021. The working capital reduction for the nine months ended September 30, 2021 reflects the collection of the prior winter season accounts receivable net of subsequent rebuilding of inventory in advance of the next winter season.
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

77	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
We have various foreign and state net operating loss (“NOL”) carryforwards that may be used to offset a portion of future taxable income to reduce our cash income taxes that would otherwise be payable. However, we may not be able to use any or all of our NOL carryforwards to offset future taxable income and our NOL carryforwards may become subject to additional limitations due to future ownership changes or otherwise. At September 30, 2023, we had $65.4 million of gross federal NOL carryforwards and $2.9 million of net operating tax-effected state NOL carryforwards that expire beginning in 2035. Also at September 30, 2023 and 2022, we had $2.0 million and $2.1 million, respectively, of tax-effected state capital losses that expire beginning in 2027 and $1.6 million and $0.2 million, respectively, of tax-effected federal capital losses that expire beginning in 2025. The NOL carryforwards in Brazil and related valuation allowances were eliminated as of September 30, 2022 given the ending of the Company’s operations in Brazil.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended September 30, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, for the fiscal year 2023, an additional valuation allowance of $11.9 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.
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

78	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
In addition, we have other future contingent commitments of approximately $247.8 million, consisting of letters of credit and performance bonds, due during fiscal 2024. At September 30, 2023, we had $232.6 million of outstanding performance bonds, which includes bonds related to Ontario mining tax reassessments. Refer to Item 8, Note 14 for additional details. We also have contingent consideration liabilities related to the Fortress acquisition currently valued at combined $39.1 million as of September 30, 2023. The milestone portion of the contingency is to be paid upon the achievement of certain performance measures over the next five years (currently estimated to be $18.0 million in total), and a cash earn-out based on financial performance and volumes of certain Fortress fire retardant products sold over a 10-year period (currently estimated to be $21.1 million in total). Refer to Item 8, Note 3 for additional information.

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

79	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

significant items that management does not consider indicative of normal operations. Other significant items, such as executive transition costs, restructuring charges and gain from remeasurement of equity method investment, involve distinct initiatives that are not reflective of management’s expectations for core operating activities and affect the comparability of our operational results across reporting periods. Our borrowings are a significant component of our capital structure and interest expense is a continuing cost of debt. We are also required to pay income taxes, a required and ongoing consequence of our operations. We have a significant investment in capital assets and depreciation and amortization reflect the utilization of those assets in order to generate revenues. Our employees are vital to our operations and we utilize various stock-based awards to compensate and incentivize our employees. Consequently, any measure that excludes these elements has material limitations. While EBITDA and Adjusted EBITDA are frequently used as measures of operating performance, these terms are not necessarily comparable to similarly titled measures of other companies due to the potential inconsistencies in the method of calculation.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions).

	Twelve Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
	(Restated)
Net earnings (loss) from continuing operations	$10.5	$(33.3)	$34.7
Interest expense	55.5	55.2	59.8
Income tax expense	17.1	33.5	5.5
Depreciation, depletion and amortization	98.6	112.8	120.8
EBITDA from continuing operations	181.7	168.2	220.8
Adjustments to EBITDA from continuing operations:
Stock-based compensation - non-cash	20.6	15.7	9.2
Interest income	(5.3)	(0.8)	(0.3)
Loss (gain) on foreign exchange	2.3	(14.9)	5.6
Gain from remeasurement of equity method investment	(10.1)	—	—
Executive transition costs(a)	—	4.3	—
Restructuring charges(b)	5.9	—	—
Accrued loss and legal costs related to SEC investigation(c)	(0.3)	17.1	5.0
Other, net	4.3	0.5	0.2
Adjusted EBITDA from continuing operations	199.1	190.1	240.5
Adjusted EBITDA from discontinued operations	—	19.0	51.5
Adjusted EBITDA including discontinued operations	$199.1	$209.1	$292.0
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

80	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

81	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

82	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

83	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

84	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

associated with changes in our transportation costs. Due to the difficulty in meeting all of the requirements for hedge accounting under current U.S. GAAP, any such cash flow hedges of transportation costs would likely be accounted for by marking the hedges to market at each reporting period. We do not engage in hedging for speculative investment purposes.

85	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Description	Page

Reports of Independent Registered Public Accounting Firm	87

Consolidated Balance Sheets as of September 30, 2023 (Restated) and 2022	92

Consolidated Statements of Operations for the fiscal years ended September 30, 2023 (Restated) and 2022, and the nine months ended September 30, 2021	93

Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2023 (Restated) and 2022 and the nine months ended September 30, 2021	94

Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2023 (Restated) and 2022, and the nine months ended September 30, 2021	95

Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023 (Restated) and 2022, and the nine months ended September 30, 2021	96

Notes to Consolidated Financial Statements	97

86	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Compass Minerals International, Inc. (the Company) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended September 30, 2023, the year ended September 30, 2022 and the nine month period ended September 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for the year ended September 30, 2023, the year ended September 30, 2022 and the nine months ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 29, 2023, except for the effects of the material weaknesses described in the third paragraph of our report, as to which the date is October 29, 2024, expressed an adverse opinion thereon.

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

87	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Valuation of Goodwill for the Plant Nutrition Reporting Unit
Description of the Matter
At September 30, 2023, the Company’s consolidated goodwill was $88.8 million, of which $51.1 million is related to the Company’s Plant Nutrition reporting unit. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently if impairment indicators exist.

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

88	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Accounting for the Acquisition of Fortress
Description of the Matter
As disclosed in Note 3 of the consolidated financial statements, the Company completed the acquisition of Fortress during 2023 for total consideration of $118.8 million. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of Fortress was complex due to the significant estimation required by management to determine the fair value of the customer relationship intangible asset, certain milestone contingent consideration liabilities, and the earn-out contingent consideration liability. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions as well as the complexity of the valuation model used by management to measure the fair value of the earn-out contingent consideration liability. The customer relationship intangible asset was valued using a discounted cash flow model that incorporated various estimates and assumptions, the most significant of which was the discount rate and certain assumptions that form the basis of the forecasted cash flows (e.g., revenue growth and contract renewal rates). The Company used a Black-Scholes option pricing model and discounted cash flow model to measure the fair value of each milestone contingent consideration liability that incorporated various estimates and assumptions, the most significant of which was the probability of milestone achievement. The Company used a Monte Carlo simulation to measure the fair value of the earn-out contingent consideration liability that incorporated various estimates and assumptions, the most significant of which was the revenue growth rate, volatility and the discount rate. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor from 2005 to 2023.

Kansas City, Missouri
November 29, 2023, except for the effects of the restatement discussed in Note 1 and Note 23 to the consolidated financial statements, as to which the date is October 29, 2024

89	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Compass Minerals International, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Compass Minerals International, Inc.’s internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Compass Minerals International Inc. (the Company) has not maintained effective internal control over financial reporting as September 30, 2023, based on the COSO criteria.

In our report dated November 29, 2023, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria. Management has subsequently identified deficiencies in controls related to the Company’s risk assessment process and information and communication process and has further concluded that such deficiencies represented material weaknesses as of September 30, 2023. As a result, management has revised its assessment, as presented in the accompanying Management's Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of September 30, 2023. Accordingly, our present opinion on the effectiveness of internal control over financial reporting as of September 30, 2023, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s risk assessment process. The Company did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, management has identified a material weakness in controls related to the Company’s information and communication process. The Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fortress North America, LLC., which is included in the 2023 consolidated financial statements of the Company and constituted 7% and 16% of total and net assets, respectively, as of September 30, 2023 and less than 1% of sales and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Fortress North America, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended September 30, 2023, year ended September 30, 2022 and the nine-month period ended September 30, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated November 29, 2023, except for the effects of the restatement discussed in Note 1 and Note 23, as to which the date is October 29, 2024, which expressed an unqualified opinion on those financial statements.

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

90	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

/s/ Ernst & Young LLP

Kansas City, Missouri
November 29, 2023, except for the effects of the material weakness described in the third paragraph above, as to which the date is October 29, 2024

91	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Balance Sheets

(in millions, except share data)	September 30, 2023	September 30, 2022
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$38.7	$46.1
Receivables, less allowance for doubtful accounts of $2.3 in 2023 and $3.4 in 2022	129.3	167.2
Inventories	399.5	313.3
Other	33.4	44.3
Total current assets	600.9	570.9
Property, plant and equipment, net	852.5	776.6
Intangible assets, net	120.0	45.4
Goodwill	88.8	56.4
Equity method investments	—	46.6
Other	154.7	156.5
Total assets	$1,816.9	$1,652.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$—
Accounts payable	116.8	114.7
Accrued salaries and wages	25.9	22.2
Income taxes payable	16.5	0.9
Accrued interest	12.9	14.1
Accrued expenses and other current liabilities	97.5	81.1
Total current liabilities	274.6	233.0
Long-term debt, net of current portion	800.3	947.6
Deferred income taxes, net	58.4	63.6
Other noncurrent liabilities	162.6	143.0
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at September 30, 2023 and 35,367,264 issued shares at September 30, 2022	0.4	0.4
Additional paid-in capital	413.1	152.1
Treasury stock, at cost — 1,038,168 shares at September 30, 2023 and 1,196,300 shares at September 30, 2022	(8.7)	(7.3)
Retained earnings	220.9	235.3
Accumulated other comprehensive loss	(104.7)	(115.3)
Total stockholders' equity	521.0	265.2
Total liabilities and stockholders' equity	$1,816.9	$1,652.4

The accompanying notes are an integral part of the consolidated financial statements.

92	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Operations

	Fiscal Year Ended		Nine Months Ended
(in millions, except share data)	September 30, 2023	September 30, 2022	September 30, 2021
	(Restated)
Sales	$1,204.7	$1,245.2	$836.2
Shipping and handling cost	346.1	379.8	219.9
Product cost	626.6	665.6	446.3
Gross profit	232.0	199.8	170.0
Selling, general and administrative expenses	154.6	154.4	92.2
Operating earnings	77.4	45.4	77.8
Other expense (income):
Interest income	(5.3)	(0.8)	(0.2)
Interest expense	55.5	55.2	44.3
Loss (gain) on foreign exchange	2.3	(14.9)	(0.6)
Net loss in equity investees	3.1	5.2	0.5
Gain from remeasurement of equity method investment	(10.1)	—	—
Other expense (income), net	4.3	0.5	(0.1)
Earnings before income taxes from continuing operations	27.6	0.2	33.9
Income tax expense from continuing operations	17.1	33.5	13.9
Net earnings (loss) from continuing operations	10.5	(33.3)	20.0
Net earnings (loss) from discontinued operations	—	12.2	(233.8)
Net earnings (loss)	$10.5	$(21.1)	$(213.8)

Basic net earnings (loss) from continuing operations per common share	$0.25	$(0.98)	$0.56
Basic net earnings (loss) from discontinued operations per common share	—	0.36	(6.87)
Basic net earnings (loss) per common share	$0.25	$(0.63)	$(6.31)

Diluted net earnings (loss) from continuing operations per common share	$0.25	$(0.98)	$0.56
Diluted net earnings (loss) from discontinued operations per common share	—	0.36	(6.87)
Diluted net earnings (loss) per common share	$0.25	$(0.63)	$(6.31)

Weighted-average common shares outstanding (in thousands):
Basic	40,786	34,120	34,013
Diluted	40,786	34,120	34,063

The accompanying notes are an integral part of the consolidated financial statements.

93	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal Year Ended		Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2021
	(Restated)
Net earnings (loss)	$10.5	$(21.1)	$(213.8)
Other comprehensive income (loss):
Unrealized (loss) gain from change in pension costs, net of tax of $1.3, $(0.9) and $(1.2) in fiscal years 2023, 2022 and 2021, respectively	(3.9)	2.7	4.0
Unrealized gain from change in other postretirement benefits, net of tax of $(0.2) and $(0.5) in fiscal years 2023 and 2022, respectively	0.4	1.3	—
Unrealized gain (loss) on cash flow hedges, net of tax of $0.4, $0.7 and $(1.0) in fiscal years 2023, 2022 and 2021, respectively	0.2	(4.7)	2.9
Cumulative translation adjustment	13.9	(4.1)	186.4
Comprehensive income (loss)	$21.1	$(25.9)	$(20.5)

The accompanying notes are an integral part of the consolidated financial statements.

94	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Stockholders’ Equity

(in millions)	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2020	$0.4	$127.0	$(4.4)	$564.4	$(303.8)	$383.6
Comprehensive (loss) income	—	—	—	(213.8)	193.3	(20.5)
Dividends on common stock/equity awards ($2.16 per share)	—	0.3	—	(73.4)	—	(73.1)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(1.1)	—	—	(1.2)
Stock-based compensation	—	7.7	—	—	—	7.7
Stock options exercised, net of shares withheld for taxes	—	1.4	—	—	—	1.4
Balance, September 30, 2021	$0.4	$136.3	$(5.5)	$277.2	$(110.5)	$297.9
Comprehensive loss	—	—	—	(21.1)	(4.8)	(25.9)
Dividends on common stock/equity awards ($0.60 per share)	—	—	—	(20.8)	—	(20.8)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(1.8)	—	—	(2.0)
Stock-based compensation	—	15.7	—	—	—	15.7
Stock options exercised, net of shares withheld for taxes	—	0.3	—	—	—	0.3
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$235.3	$(115.3)	$265.2
Comprehensive income (restated)	—	—	—	10.5	10.6	21.1
Dividends on common stock/equity awards ($0.60 per share)	—	—	—	(24.9)	—	(24.9)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	(0.3)	(1.4)	—	—	(1.7)
Stock-based compensation	—	20.6	—	—	—	20.6
Balance, September 30, 2023 (restated)	$0.4	$413.1	$(8.7)	$220.9	$(104.7)	$521.0

The accompanying notes are an integral part of the consolidated financial statements.

95	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Consolidated Statements of Cash Flows

	Fiscal Year Ended		Nine Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2021
	(Restated)
Cash flows from operating activities:
Net earnings (loss)	$10.5	$(21.1)	$(213.8)
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	98.6	112.8	94.9
Amortization of deferred financing costs	2.6	2.9	2.4
Refinancing of long-term debt	1.0	—	—
Stock-based compensation	20.6	15.7	7.7
Deferred income taxes	(5.0)	18.6	(29.2)
Unrealized loss (gain) on foreign exchange	2.4	(29.1)	(17.9)
Loss on impairment of long-lived assets	—	23.1	300.0
Net loss (earnings) in equity investees	3.1	5.2	(0.6)
Gain from remeasurement of equity method investment	(10.1)	—	—
Loss (gain) on disposition of assets	4.5	3.7	(27.3)
Other, net	0.4	(0.1)	(0.1)
Changes in operating assets and liabilities, net of sale and acquisition of businesses:
Receivables	39.1	(56.1)	74.5
Inventories	(81.0)	5.3	(51.9)
Other assets	16.7	(14.2)	(14.7)
Accounts payable and accrued expenses and other current liabilities	17.4	55.3	40.3
Other liabilities	(14.8)	(1.6)	(9.6)
Net cash provided by operating activities	106.0	120.4	154.7
Cash flows from investing activities:
Capital expenditures	(154.3)	(96.6)	(63.8)
Proceeds from sale of businesses	—	61.2	348.6
Acquisition of business, net of cash acquired	(18.9)	—	—
Investments in equity method investees	—	(46.3)	(4.2)
Other, net	(4.7)	1.8	3.6
Net cash (used in) provided by investing activities	(177.9)	(79.9)	284.2
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	150.0	466.2	349.4
Principal payments on revolving credit facility borrowings	(220.0)	(403.1)	(391.3)
Proceeds from issuance of long-term debt	239.9	55.9	70.9
Principal payments on long-term debt	(314.6)	(109.1)	(394.8)
Net proceeds from private placement of common stock	240.7	—	—
Dividends paid	(24.9)	(20.8)	(73.1)
Deferred financing costs	(3.9)	(0.4)	(0.1)
Proceeds from stock option exercised	—	0.3	1.4
Shares withheld to satisfy employee tax obligations	(1.7)	(2.0)	(1.2)
Other, net	(1.5)	(1.3)	(0.8)
Net cash provided by (used in) financing activities	64.0	(14.3)	(439.6)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.1)	0.7
Net change in cash and cash equivalents	(7.4)	25.1	—
Cash and cash equivalents, beginning of the year	46.1	21.0	21.0
Cash and cash equivalents, end of period	38.7	46.1	21.0
Less: cash and cash equivalents included in current assets held for sale	—	—	(2.9)
Cash and cash equivalents of continuing operations, end of period	$38.7	$46.1	$18.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$54.5	$52.9	$38.6
Income taxes paid, net of refunds	$12.5	$17.3	$41.8
The accompanying notes are an integral part of the consolidated financial statements.

96	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

Change in Fiscal Year
On June 23, 2021, the Board of Directors of the Company approved a change in its fiscal year end from December 31st to September 30th. As a result, the Company’s results of operations, cash flows, and all transactions impacting shareholders equity presented in this Form 10-K/A are for the twelve months ended September 30, 2023 (“fiscal 2023”), the twelve months ended September 30, 2022 (“fiscal 2022”) and the nine month transition period ended September 30, 2021 (“fiscal 2021”), unless otherwise noted. As such, the Company’s fiscal year 2023, or fiscal 2023, refers to the period from October 1, 2022 to September 30, 2023. This Form 10-K/A also includes an unaudited consolidated statement of operations for the comparable period of October 1, 2020 to September 30, 2021; see Note 21 for additional information.

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

Restatement of Prior Period Consolidated Financial Statements
In connection with its review of future fire-retardant business cash outflows, the Company identified misstatements related to the measurement of the milestone contingent consideration liability to be paid in cash and/or common stock of the Company at a fixed price of approximately $32 per share upon the achievement of certain performance measures within five years of May 5, 2023, the effective date of the Fortress North America, LLC (“Fortress”) acquisition. These misstatements were the result of a failure to factor the option value of the potential share settlement into the fair value measurement adjustments of the milestone contingent consideration liability in the initial purchase price allocation and at each period subsequent to the acquisition. As such, the Company's consolidated financial statements as of and for the fiscal year ended September 30, 2023 have been restated. The Company's consolidated financial statements as of and for the fiscal years ended September 30, 2023, 2022 and 2021 have also been revised to correct the misstatements noted below.
The Company operates a solar evaporation facility in Ogden, Utah, whereby brine sourced from the Great Salt Lake is separated and processed into potassium, sodium and magnesium salts. Previously, the Company accounted for the pond costs incurred prior to harvest as period costs rather than a component of work in process inventory, resulting in a misstatement. Corrections for the fiscal years ended September 30, 2023, 2022 and 2021 are reflected in this restatement.
The Company also identified certain immaterial misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated

97	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Balance Sheets or its Consolidated Statements of Operations. These corrections for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021 are also reflected in this restatement.
In addition, the Company has corrected certain immaterial errors that were previously identified and concluded as immaterial, individually and in the aggregate, to the financial statements for the fiscal years ended September 30, 2023, 2022 and 2021.
The Company has corrected these errors in the Consolidated Financial Statements as of and for the periods ended June 30, 2023 (unaudited) and September 30, 2023, 2022 and 2021 presented herein. Revisions to the Company’s previously reported disclosures have been reflected in this Note 1, “Organization and Formation”; Note 2, “Summary of Significant Accounting Policies": Note 3, “Business Acquisition”; Note 7, “Inventories”; Note 8, “Property, Plant and Equipment”; Note 9, “Goodwill and Other Intangible Assets”, Note 11, “Income Taxes”; Note 15, “Operating Segments”, Note 19, “Earnings Per Share” and Note 21, “Transition Period Comparative Data”. A summary of the revisions to the Company’s previously reported financial statements is provided in Note 23, “Revisions to Prior Period Annual Consolidated Financial Statements” and Note 24, “Revisions to Prior Period Quarterly Consolidated Financial Statements (unaudited)”.

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

c. Business Combinations:
The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill at the date of the acquisition in accordance with the Financial Accounting Standards Board “(FASB”) ASC Topic 805, “Business Combinations”. Management uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, liabilities assumed and contingent consideration at the acquisition date. Such estimates are inherently uncertain and may be subject to refinement. The determination of fair values of assets acquired and liabilities assumed requires estimates and the use of valuation techniques when a market value is not readily available. Any excess of purchase price over the fair value of net tangible and intangible assets acquired is allocated to goodwill. If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of the tangible and intangible assets acquired and liabilities assumed with the corresponding offset to goodwill, to the extent such information was not available to the Company at the acquisition date to determine such amounts. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s Consolidated Statements of Operations.
Accounting for business combinations requires the Company to make significant estimates and assumptions at the acquisition date. Significant assumptions relevant to the determination of the fair value of the assets acquired and liabilities assumed include, but are not limited to, future expected cash flows, contract renewal rates, discount rates, terminal growth rate and other assumptions. The approach to valuing the initial contingent consideration associated with the purchase price, including milestone achievement and the earn-out, also uses similar unobservable factors such as projected revenues and expenses over the term of the contingent milestone achievement and earn-out periods, discounted for the period of time over which the initial contingent consideration is measured. Based upon these assumptions, the initial earn-out contingent consideration is then adjusted for relevant volatility rates and valued using a Monte Carlo simulation. The milestone contingent consideration can be paid in cash and/or Compass Minerals common stock,. at the Company’s discretion, at a fixed price of approximately $32 per share upon the achievement of certain performance measures. This fixed share price settlement option is also factored into the fair value of the milestone contingent consideration.
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

98	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

i. Inventories:
Inventories are stated at the lower of cost or net realizable value. Finished goods, work in process and raw material and supply costs are predominately valued using the average cost method on a first-in-first-out basis. Work in process costs

99	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

primarily consist of costs incurred to operate our evaporation ponds prior to their harvest. Raw materials and supply costs primarily consist of raw materials purchased to aid in the production of mineral products, maintenance materials and packaging materials. Finished goods are primarily comprised of salt, magnesium chloride, SOP products and fire retardants readily available for sale. Substantially all costs associated with the production of finished goods at the Company’s production locations are captured as inventory costs. As required by GAAP, a portion of the fixed costs at a location are not included in inventory and are expensed as a product cost if production at that location is determined to be abnormally low in any period or if the nature of the cost incurred is not attributable to its production processes. Additionally, since the Company’s products are often stored at warehousing locations, the Company includes in the cost of inventory the freight and handling costs necessary to move the product to storage until the product is sold to a customer.

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

100	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

101	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

102	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

3.    BUSINESS ACQUISITION

Background
On November 2, 2021, the Company announced its increased investment in Fortress, a next-generation fire retardant business dedicated to developing and producing a portfolio of magnesium chloride-based fire retardant products to help combat wildfires. On May 5, 2023, the Company acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on financial performance and volumes of certain Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provided the Company full ownership of all Fortress assets, contracts, and intellectual property.

Purchase Price Allocation
The fair value of the milestone contingent consideration is estimated using a combination of a probability-weighted discounted cash flow model and the Black-Scholes option pricing model, each with significant inputs not observable in the market and is therefore considered a Level 3 measurement (see Note 18 for a discussion of the levels in the fair value hierarchy) while the earn-out is valued using a Monte Carlo simulation, also a Level 3 measurement. A summary of the estimated acquisition-date fair value of the consideration transferred, and subsequently revised for measurement period adjustments, is presented in the table below (in millions):

	May 5, 2023	Measurement Period Adjustments	September 30, 2023
Cash paid at closing(a)	$25.4	$—	$25.4
Fair value of contingent consideration(b)	43.0	(3.1)	39.9
Fair value of 45% equity investment	56.0	(2.5)	53.5
Total	$124.4	$(5.6)	$118.8
(a)    Amount of cash paid before consideration of $6.5 million of cash held at Fortress at the time of the acquisition.
(b)    Contingent consideration includes the fair value of payments to be made upon the achievement of certain performance measures ($18.5 million) and the 10-year cash earn-out ($24.5 million at May 5, 2023 and $21.4 million at September 30, 2023), both described in the Background section above.

Prior to the acquisition date, the Company accounted for its 45% interest in Fortress as an equity method investment. The acquisition-date fair value of the previously held equity investment was $53.5 million and is included in the consideration transferred. To measure the acquisition-date fair value of the previously held equity interest, the Company utilized a market-based approach which relied on Level 3 inputs (see Note 18 for a discussion of the levels in the fair value hierarchy). The Company initially recognized a $12.6 million non-cash gain in the period ended June 30, 2023, as a result of remeasuring the value of its prior equity interest in Fortress, which is generally attributable to Fortress’ advancement from a pre-revenue, development-stage company to commercialization. The gain was reduced to $10.1 million in the period ended September 30, 2023 as a result of the measurement period adjustments noted below. The gain is reported in the “Gain from remeasurement of equity method investment” line in the Consolidated Statement of Operations. Acquisition-related expenses were not material.
Under the acquisition method of accounting, the total purchase price is allocated to Fortress’ assets and liabilities based upon their estimated fair values as of the acquisition date. The preliminary allocation of purchase price recorded as of the May

103	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

5, 2023 acquisition date, and subsequently revised for measurement period adjustments as of September 30, 2023, is presented in the table below (in millions):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Updated Purchase Price Allocation
Cash and cash equivalents	$6.5	$—	$6.5
Inventories	3.7	—	3.7
Other current assets	0.5	—	0.5
Property, plant and equipment	2.5	—	2.5
Identified intangible assets	75.3	0.5	75.8
Other noncurrent assets	0.8	—	0.8
Accounts payable	(0.3)	—	(0.3)
Accrued expenses and other current liabilities	(1.4)	—	(1.4)
Other noncurrent liabilities	(1.3)	—	(1.3)
Total identified intangible assets	$86.3	$0.5	$86.8
Goodwill	38.1	(6.1)	32.0
Total fair value of business combination	$124.4	$(5.6)	$118.8

The purchase price has been allocated to assets acquired and liabilities assumed based on the Company’s best estimates and assumptions using the information available as of the acquisition date through the date of this filing. During the period ended September 30, 2023, the Company further refined its valuation assumptions related to the customer-related intangible asset and the earnout contingent consideration. As a result of these updates, the Company recorded measurement period adjustments to the provisional amounts initially recorded. Following the measurement period adjustments, the Company estimated the fair value of the customer-related intangible assets acquired to be $57.3 million and the fair value of the milestone and earnout contingent consideration to be $18.5 million and $21.4 million, respectively, as of the date of the acquisition. As a result, the fair value of the customer-related intangible asset was increased by $0.5 million and the fair value of the earn-out portion of the contingent consideration decreased by $3.1 million. The measurement period adjustments also resulted in a reduction in the gain related to the remeasurement of equity method investment in Fortress of $2.5 million (initially reported as a gain of $12.6 million for the period ended June 30, 2023) with a corresponding decrease to goodwill of $6.1 million. The adjustments to amortization expense associated with these measurement period adjustments were not material to the consolidated financial statements.
The amount of goodwill recorded including the measurement period adjustments is $32.0 million as of the acquisition date and has been reported in the Company’s Corporate & Other segment. The goodwill recognized reflects expected earnings potential of the business, synergies associated with the use of the Company’s existing systems and resources and logistics and production synergies including use the Company’s magnesium chloride products in the fire retardant products. Currently, the Company expects the full amount of goodwill to be deductible for tax purposes.
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

	Estimated Fair Value (in millions)	Weighted-Average Amortization Period (in years)
Customer relationships	$57.3	25 years
Developed technology	16.1	10.6 years
In-process research and development	2.2	Indefinite
Trade name	0.2	5 years
Total identified intangible assets	$75.8

104	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Pro forma results of operations for this acquisition are not presented because the acquisition is not material to the Company's consolidated results of operations for the period ended September 30, 2023.
In the fourth quarter of 2023, the Company updated its contingent consideration calculation based upon new information that was not available to the Company at the acquisition date which resulted in a $0.8 million reduction in the contingent consideration liability as of September 30, 2023. The Company determined that this adjustment, and any future remeasurement adjustments, would not be considered a measurement period adjustment under the accounting guidance. As such, the Company recorded a gain of $0.8 million in its Consolidated Statements of Operations in the fourth quarter of 2023. The Company will continue to recognize remeasurement changes in the estimated fair value of contingent consideration in earnings at each reporting date until all contingencies are resolved.

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
The amount of CTA loss within accumulated other comprehensive loss (“AOCL”) on the Company’s Consolidated Balance Sheets related to the Specialty Businesses was considered in the Company’s determination of the adjustment to fair value less estimated costs to sell. The Company recognized a net loss from its adjustment to fair value less estimated costs to sell of $90.2 million in its earnings (loss) from discontinued operations in its Consolidated Statements of Operations for the nine months ended September 30, 2021. The adjustment to fair value less estimated costs to sell for the nine months ended September 30, 2021 included $52.9 million of CTA from the translation of the net assets of the Company’s South America chemicals business from Brazilian reais to U.S. dollars, which had been reported in CTA.
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

105	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table represents summarized Consolidated Statements of Operations information of discontinued operations (in millions):

	Fiscal Year Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Sales	$53.6	$211.2
Shipping and handling cost	2.8	10.2
Product cost	28.4	153.2
Gross profit	22.4	47.8
Selling, general and administrative expenses	3.5	27.6
Operating earnings	18.9	20.2
Interest expense	0.1	4.4
Gain on foreign exchange	(17.5)	(9.9)
Net loss on sale of business	23.1	209.8
Net loss on adjustment to fair value less estimated costs to sell	—	90.2
Net gain on sale of business	—	(30.6)
Other income, net	(0.6)	(1.5)
Earnings (loss) from discontinued operations before income taxes	13.8	(242.2)
Income tax expense (benefit)	1.6	(8.4)
Net earnings (loss) from discontinued operations	$12.2	$(233.8)

The significant components included in the Company’s Consolidated Statements of Cash Flows for the discontinued operations are as follows (in millions):

	Fiscal Year Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Depreciation, depletion and amortization	$—	$4.2
Deferred income taxes	0.5	(23.6)
Unrealized foreign exchange gain	(3.1)	(19.1)
Loss on impairment of long-lived assets	23.1	300.0
Gain on sale of business	—	(30.6)
Capital expenditures	(1.6)	(6.1)
Changes in receivables	(4.8)	4.2
Changes in inventories	(2.0)	(26.1)
Changes in other assets	(4.7)	(20.5)
Changes in accounts payable and accrued expenses and other current liabilities	(11.5)	(315.9)
Proceeds from sale of businesses	61.2	348.6
Proceeds from issuance of long-term debt	—	21.8
Principal payments on long-term debt	—	(12.0)
5.    REVENUES

Nature of Products and Services
The Company’s Salt segment products include salt and magnesium chloride for use in road deicing and dust control, food processing, water softening, and agricultural and industrial applications. The Company’s plant nutrition segment produces and

106	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

107	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

108	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company’s Consolidated Balance Sheets includes the following (in millions):

	Consolidated Balance Sheet Location	September 30, 2023	September 30, 2022
Assets
Operating lease assets	Other noncurrent assets	$54.7	$58.1
Finance lease assets	Property, plant and equipment, net	6.9	3.3
Total lease assets		$61.6	$61.4
Liabilities
Current liabilities:
Operating	Accrued expenses and other current liabilities	$16.5	$16.0
Finance	Accrued expenses and other current liabilities	1.7	1.1
Noncurrent liabilities:
Operating	Other noncurrent liabilities	40.2	44.4
Finance	Other noncurrent liabilities	5.5	2.1
Total lease liabilities		$63.9	$63.6
The Company’s components of lease cost are as follows (in millions):

	Fiscal Year Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Finance lease cost:
Amortization of lease assets	$1.5	$1.2	$0.9
Interest on lease liabilities	0.2	0.1	0.1
Operating lease cost	20.9	18.0	13.2
Variable lease cost(a)	16.7	15.6	12.1
Total lease cost	$39.3	$34.9	$26.3
(a)Short-term leases are immaterial and included in variable lease cost.

Maturities of lease liabilities are as follows (in millions):

Years Ending September 30:	Operating Leases	Finance Leases	Total
2024	$18.7	$2.0	$20.7
2025	11.9	1.4	13.3
2026	9.7	1.3	11.0
2027	7.8	0.9	8.7
2028	5.5	0.5	6.0
After 2028	10.1	4.0	14.1
Total lease payments	63.7	10.1	73.8
Less: Interest	(7.0)	(2.9)	(9.9)
Present value of lease liabilities	$56.7	$7.2	$63.9

109	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Supplemental lease term and discount rate information related to leases is as follows:

	Fiscal Year Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	5.1	5.5	5.7
Finance leases	13.2	20.7	16.7
Weighted-average discount rate
Operating leases	4.6%	4.0%	3.6%
Finance leases	5.0%	3.2%	3.1%

Supplemental cash flow information related to leases is as follows (in millions):

	Fiscal Year Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21.1	$18.2	$12.9
Operating cash flows from finance leases	0.2	0.1	0.1
Financing cash flows from finance leases	1.5	1.3	1.0
Leased assets obtained in exchange for new operating lease liabilities	14.5	26.4	5.7
Leased assets obtained in exchange for new finance lease liabilities	5.3	—	2.2

7.    INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2023	September 30, 2022
Finished goods	$319.3	$251.6
Work in process	7.3	8.9
Raw materials and supplies(a)	72.9	52.8
Total inventories	$399.5	$313.3
(a)Excludes certain raw materials and supplies of $35.8 million and $35.3 million as of September 30, 2023 and 2022, respectively, that are not expected to be consumed within the next twelve months, which are included in Other noncurrent assets in the Consolidated Balance Sheets.

110	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

8.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in millions):

	September 30, 2023	September 30, 2022
Land, buildings and structures and leasehold improvements	$547.9	$534.8
Machinery and equipment	1,102.0	1,026.3
Office furniture and equipment	21.6	56.8
Mineral interests	169.1	167.1
Construction in progress	113.3	64.3
	1,953.9	1,849.3
Less accumulated depreciation and depletion	(1,101.4)	(1,072.7)
Property, plant and equipment, net	$852.5	$776.6

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

9.    GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are summarized as follows (in millions):

	Plant Nutrition	Corporate & Other	Consolidated
Balance as of September 30, 2021	$51.8	$6.0	$57.8
Foreign currency translation adjustment	(0.9)	(0.5)	(1.4)
Balance as of September 30, 2022	50.9	5.5	56.4
Acquisition of business(a)	—	32.0	32.0
Foreign currency translation adjustment	0.2	0.2	0.4
Balance as of September 30, 2023	$51.1	$37.7	$88.8
(a)Goodwill related to the Company’s acquisition of Fortress, as discussed further in Note 3.

The asset values and accumulated amortization for the finite-lived intangibles assets are as follows (in millions):

	Customer Relationships	Developed Technology	Trade Name	Supply Agreement	SOP Production Rights	Lease Rights	Total
September 30, 2023
Gross intangible asset	$58.4	$16.1	$0.2	$26.8	$24.3	$1.6	$127.4
Accumulated amortization	(1.0)	(0.1)	—	(6.8)	(19.3)	(0.7)	(27.9)
Net intangible assets	$57.4	$16.0	$0.2	$20.0	$5.0	$0.9	$99.5

	Supply Agreement	SOP Production Rights	Lease Rights	Total
September 30, 2022
Gross intangible asset	$26.4	$24.3	$1.6	$52.3
Accumulated amortization	(6.2)	(18.3)	(0.7)	(25.2)
Net intangible assets	$20.2	$6.0	$0.9	$27.1

111	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The weighted average estimated lives of the Company’s finite-lived intangible assets are as follows:

Intangible asset	Estimated Lives
Customer relationships	25 years
Developed technology	10.6 years
Trade name	5 years
Supply agreement	50 years
SOP production rights	25 years
Lease rights	25 years

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
The following tables provide summarized financial information for the Company’s ownership interest in Fortress, prior to its acquisition of the remaining equity interest in fiscal 2023, as accounted for under the equity method compiled from its financial statements, reported on a one-quarter lag (in millions):

September 30, 2022
Current assets	$17.5
Noncurrent assets	3.0
Current liabilities	1.4
Noncurrent liabilities	0.2

September 30, 2022
Sales	$0.3
Gross profit	(0.3)
Net loss	(5.9)

112	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The following table summarizes the Company’s income tax provision (in millions):

	Fiscal Year Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Current:
Federal	$(1.4)	$8.7	$4.6
State	0.9	(2.0)	0.1
Foreign	22.6	8.8	15.1
Total current	22.1	15.5	19.8
Deferred:
Federal	(0.8)	16.0	(4.0)
State	(2.0)	(1.8)	(2.9)
Foreign	(2.2)	3.8	1.0
Total deferred	(5.0)	18.0	(5.9)
Total provision for income taxes	$17.1	$33.5	$13.9

113	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table summarizes components of earnings before income taxes and shows the tax effects of significant adjustments from the expected income tax expense computed at the federal statutory rate (in millions):

	Fiscal Year Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
U.S. loss	$(22.7)	$(65.5)	$(28.8)
Foreign income	50.3	65.7	62.7
Earnings before income taxes	$27.6	$0.2	$33.9
Computed tax at the U.S. federal statutory rate of 21%	5.8	—	7.1
Foreign income rate differential, mining, and withholding taxes, net of U.S. federal deduction	9.6	4.3	6.6
Benefit recognized on Canadian law change	(6.2)	—	—
Percentage depletion in excess of basis	(2.7)	(5.7)	(1.7)
Non-deductible compensation	3.1	3.3	1.0
Other domestic tax reserves, net of reversals	(2.6)	(1.1)	0.5
State income taxes, net of federal income tax benefit	(1.3)	(2.4)	(1.2)
Change in valuation allowance on deferred tax asset	11.1	35.4	1.8
Interest expense recognition differences	—	(2.8)	(2.8)
Global Intangible Low-Taxed Income and Base Erosion and Anti-Abuse Tax	1.1	—	2.6
Tax on repatriated amounts	(0.7)	(0.3)	0.1
Securities and Exchange Commission (the “SEC”) Settlement	—	2.5	—
Other (income) expense, net	(0.1)	0.3	(0.1)
Provision for income taxes	$17.1	$33.5	$13.9
Effective tax rate	62%	16,750%	41%

114	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

	September 30, 2023	September 30, 2022
Deferred tax assets to be netted with deferred tax liabilities:
Net operating loss carryforwards	$16.8	$23.1
Excess interest expense	45.6	34.0
Foreign tax credit	39.4	39.4
Stock-based compensation	2.4	2.2
Research and development costs	2.2	0.2
Federal and state capital losses	3.6	2.3
Right of use lease liability	13.8	14.8
State tax credits	8.3	7.6
Other, net	16.2	14.8
Total deferred tax assets before valuation allowance	148.3	138.4
Valuation allowance	(121.2)	(109.9)
Total deferred tax assets to be netted with deferred tax liabilities	27.1	28.5
Deferred tax liabilities:
Property, plant and equipment	55.2	53.8
Intangible asset	11.7	8.5
Right of use lease asset	13.8	14.8
Unrealized foreign exchange gain	1.3	5.5
Other, net	3.5	9.5
Total deferred tax liabilities	85.5	92.1
Net deferred tax liabilities	$58.4	$63.6

At September 30, 2023 and 2022, the Company had $65.4 million and $94.1 million, respectively, of gross federal net operating loss (“NOL”) carryforwards that have no expiration date and $2.9 million and $3.2 million, respectively, of net operating tax-effected state NOL carryforwards which will expire beginning in 2035. At September 30, 2023 and 2022, the Company also had $2.0 million and $2.1 million, respectively, of tax-effected state capital losses which will expire beginning in 2027 and $1.6 million and $0.2 million, respectively, of tax-effected federal capital losses which will expire beginning in 2025. The NOL carryforwards in Brazil and related valuation allowances were eliminated as of September 30, 2022 given the ending of the Company’s operations in Brazil.
The Company has recorded a valuation allowance for a portion of its deferred tax asset relating to various tax attributes that it does not believe are more likely than not to be realized. As of September 30, 2023 and 2022, the Company’s valuation allowance was $121.2 million and $109.9 million, respectively. Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended September 30, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, for the fiscal year 2023, an additional valuation allowance of $11.9 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income. In the future, if the Company determines, based on existence of sufficient evidence, that it should realize more or less of its deferred tax assets, an adjustment to the valuation allowance will be made in the period such a determination is made.
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

115	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

116	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The fair value of the Company’s U.K. pension plan assets by asset category (see Note 18 for a discussion regarding fair value measurements) are as follows (in millions):

	September 30, 2023	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$0.5	$0.5	$—	$—
Blended funds(b)	16.2	—	16.2	—
Bond funds(c):
Treasuries	24.8	—	24.8	—
Total Pension Assets	$41.5	$0.5	$41.0	$—

117	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	September 30, 2022	Level One	Level Two	Level Three
Asset category:
Cash and cash equivalents(a)	$5.8	$5.8	$—	$—
Blended funds(b)	15.6	—	15.6	—
Bond funds(c):
Treasuries	21.3	—	21.3	—
Total Pension Assets	$42.7	$5.8	$36.9	$—
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

118	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company expects to pay the following benefit payments (in millions):

Years Ending September 30:	Future Expected Benefit Payments
2024	$2.7
2025	2.8
2026	2.9
2027	2.9
2028	3.0
2028-2032	16.2

The following table sets forth pension obligations and plan assets for the Company’s U.K. pension plan (in millions):

	September 30, 2023	September 30, 2022
Change in benefit obligation:
Benefit obligation at beginning of period	$36.7	$65.7
Interest cost	2.1	1.2
Actuarial loss (gain)	0.1	(18.9)
Benefits paid	(2.7)	(2.7)
Currency fluctuation adjustment	3.5	(8.6)
Benefit obligation at end of period	39.7	36.7
Change in plan assets:
Fair value at beginning of period	42.7	69.4
Actual return	(2.5)	(14.8)
Company contributions	—	0.4
Currency fluctuation adjustment	4.0	(9.6)
Benefits paid	(2.7)	(2.7)
Fair value of plan assets at end of period	41.5	42.7
Overfunded status of the plan	$1.8	$6.0

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
The Company uses a straight-line methodology of amortization subject to a corridor based upon the higher of the fair value of assets and the pension benefit obligation over a five-year period. The components of net periodic pension cost (benefit) were as follows (in millions):

	Fiscal Year Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Interest cost on projected benefit obligation	$2.1	$1.2	$0.6
Prior service cost	(0.1)	(0.1)	(0.1)
Expected return on plan assets	(2.3)	(2.0)	(1.6)
Net amortization	0.3	0.5	1.1
Net periodic pension benefit	$—	$(0.4)	$—

119	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

120	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

121	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

122	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
The Company also has contingent consideration liabilities related to the Fortress acquisition. Refer to Note 3 for additional information.

123	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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
Segment information is as follows (in millions):

Fiscal Year Ended September 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$1,010.8	$172.1	$21.8	$1,204.7
Intersegment sales	—	9.7	(9.7)	—
Shipping and handling cost	324.5	21.4	0.2	346.1
Operating earnings (loss)(b)(c)	170.5	9.5	(102.6)	77.4
Depreciation, depletion and amortization	58.5	32.9	7.2	98.6
Total assets	1,050.4	473.4	293.1	1,816.9
Capital expenditures	71.9	29.5	52.9	154.3

124	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Fiscal Year Ended September 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$1,011.4	$222.3	$11.5	$1,245.2
Intersegment sales	—	6.4	(6.4)	—
Shipping and handling cost	353.6	26.2	—	379.8
Operating earnings (loss)(b)	115.6	40.2	(110.4)	45.4
Depreciation, depletion and amortization	66.1	35.6	11.1	112.8
Total assets	1,020.6	484.0	147.8	1,652.4
Capital expenditures	63.6	25.7	5.7	95.0

Nine Months Ended September 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)(b)	Total
Sales to external customers	$670.7	$156.8	$8.7	$836.2
Intersegment sales	—	4.5	(4.5)	—
Shipping and handling cost	198.6	21.3	—	219.9
Operating earnings (loss)	131.5	6.3	(60.0)	77.8
Depreciation, depletion and amortization	54.2	26.8	9.7	90.7
Total assets	1,040.3	464.7	121.9	1,626.9
Capital expenditures	39.0	13.3	5.4	57.7

Disaggregated revenue by product type is as follows (in millions):

Fiscal Year Ended September 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$641.7	$—	$—	$641.7
Consumer & Industrial Salt	369.1	—	—	369.1
SOP	—	181.8	—	181.8
Fire Retardant Products	—	—	8.6	8.6
Revenue from Services	—	—	1.8	1.8
Eliminations & Other	—	(9.7)	11.4	1.7
Sales to external customers	$1,010.8	$172.1	$21.8	$1,204.7

Fiscal Year Ended September 30, 2022	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$641.3	$—	$—	$641.3
Consumer & Industrial Salt	370.1	—	—	370.1
SOP	—	228.7	—	228.7
Eliminations & Other	—	(6.4)	11.5	5.1
Sales to external customers	$1,011.4	$222.3	$11.5	$1,245.2

125	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended September 30, 2021	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$439.8	$—	$—	$439.8
Consumer & Industrial Salt	230.9	—	—	230.9
SOP	—	161.3	—	161.3
Eliminations & Other	—	(4.5)	8.7	4.2
Sales to external customers	$670.7	$156.8	$8.7	$836.2
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

Financial information relating to the Company’s operations by geographic area is as follows (in millions):

	Fiscal Year Ended		Nine Months Ended
Sales	September 30, 2023	September 30, 2022	September 30, 2021
United States(a)	$860.4	$896.0	$633.9
Canada	269.7	278.0	141.3
United Kingdom	66.1	57.7	57.5
Other	8.5	13.5	3.5
Total sales	$1,204.7	$1,245.2	$836.2
(a)United States sales exclude product sold to foreign customers at U.S. ports.

Financial information relating to the Company’s long-lived assets, excluding the investments related to the nonqualified retirement plan and pension plan assets, by geographic area (in millions):

Long-Lived Assets	September 30, 2023	September 30, 2022	September 30, 2021
United States	$741.7	$612.0	$570.7
Canada	398.0	394.8	441.9
United Kingdom	64.2	58.1	70.9
Other	7.7	8.8	10.3
Total long-lived assets	$1,211.6	$1,073.7	$1,093.8

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

126	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

127	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Fiscal Year Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Fair value of options granted	$16.84	$13.46
Expected term (years)	4.8	4.8
Expected volatility	37.9%	36.1%
Dividend yield	3.9%	3.7%
Risk-free interest rates	1.1%	0.4%

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

128	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following is a summary of the Company’s stock option, RSU and PSU activity and related information for the following periods:

	Stock Options		RSUs		PSUs
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at December 31, 2020	868,772	$63.06	207,982	$55.68	241,794	$65.57
Granted	120,602	63.14	95,287	63.52	96,002	63.14
Exercised(a)	(23,731)	59.81	—	—	—	—
Released from restriction(a)	—	—	(51,772)	53.37	(16,496)	69.71
Cancelled/Expired	(136,937)	72.79	(27,998)	60.13	(41,393)	62.77
Outstanding at September 30, 2021	828,706	$61.56	223,499	$59.00	279,907	$64.90
Granted	73,290	73.77	103,363	66.36	178,052	73.86
Exercised(a)	(3,861)	67.76	—	—	—	—
Released from restriction(a)	—	—	(85,849)	56.88	(28,666)	55.98
Cancelled/Expired	(123,555)	74.15	(32,278)	62.23	(97,934)	61.44
Outstanding at September 30, 2022	774,580	$60.68	208,735	$63.02	331,359	$71.51
Granted	—	—	354,694	37.17	183,794	68.33
Exercised(a)	—	—	—	—	—	—
Released from restriction(a)	—	—	(132,827)	60.34	—	—
Cancelled/Expired	(131,585)	66.60	(37,362)	43.11	(121,574)	67.15
Outstanding at September 30, 2023	642,995	$59.46	393,240	$42.50	393,579	$71.37
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

129	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

130	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Amount Reclassified from AOCL		Line Item Impacted in the Consolidated Statement of Operations
	Fiscal Year Ended
	September 30, 2023	September 30, 2022
Gains (losses) on cash flow hedges:
Natural gas instruments	$4.7	$(5.3)	Product cost
Foreign currency contracts	—	—	Interest expense
Income tax expense	(1.2)	1.4
Reclassifications, net of income taxes	3.5	(3.9)
Amortization of defined benefit pension:
Amortization of loss	$0.1	$0.4	Product cost
Income tax benefit	—	(0.1)
Reclassifications, net of income taxes	0.1	0.3
Amortization of other post-employment benefits
Amortization of loss	$(0.1)	$(0.1)	Product cost
Income tax benefit	—	—
Reclassifications, net of income taxes	(0.1)	(0.1)
Reclassifications, CTA due to sale of foreign entity	—	49.5
Total reclassifications, net of income taxes	$3.5	$45.8

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

131	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

The following tables present activity related to other comprehensive income (loss) before taxes (in millions):

		Fiscal Year Ended September 30, 2023
Derivatives in Cash Flow Hedging Relationships	Location of Change Reclassified from Accumulated OCI Into Income (Effective Portion)	Amount Recognized in OCI on Derivative (Effective Portion)	Amount Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(4.9)	$4.7
Total		$(4.9)	$4.7

132	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

		Fiscal Year Ended September 30, 2022
Derivatives in Cash Flow Hedging Relationships	Location of Change Reclassified from Accumulated OCI Into Income Effective Portion)	Amount Recognized in OCI on Derivative (Effective Portion)	Amount Reclassified from Accumulated OCI Into Income (Effective Portion)
Commodity contracts	Product cost	$(0.1)	$(5.3)
Total		$(0.1)	$(5.3)

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

133	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

134	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

19.    EARNINGS PER SHARE

The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per share data):

	Fiscal Year Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2021
Numerator:
Net earnings (loss) from continuing operations	$10.5	$(33.3)	$20.0
Less: Net earnings allocated to participating securities(a)	(0.3)	(0.3)	(0.9)
Net earnings (loss) from continuing operations available to common stockholders	10.2	(33.6)	19.1
Net earnings (loss) from discontinued operations available to common stockholders	—	12.2	(233.8)
Net earnings (loss) available to common stockholders	$10.2	$(21.4)	$(214.7)
Denominator (in thousands):
Weighted average common shares outstanding, shares for basic earnings per share(b)	40,786	34,120	34,013
Weighted average equity awards outstanding	—	—	50
Shares for diluted earnings per share	40,786	34,120	34,063

Basic net earnings (loss) from continuing operations per common share	$0.25	$(0.98)	$0.56
Basic net earnings (loss) from discontinued operations per common share	—	0.36	(6.87)
Basic net earnings (loss) per common share	$0.25	$(0.63)	$(6.31)

Diluted net earnings (loss) from continuing operations per common share	$0.25	$(0.98)	$0.56
Diluted net earnings (loss) from discontinued operations per common share	—	0.36	(6.87)
Diluted net earnings (loss) per common share	$0.25	$(0.63)	$(6.31)
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

135	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

respectively, in the amount of $0.15 per share. KM&T received approximately $4.2 million in respect to its common shares for the fiscal year ended September 30, 2023.

21.    TRANSITION PERIOD COMPARATIVE DATA

As discussed in Note 1, the Company changed its fiscal year end from December 31 to September 30 in 2021. The Consolidated Statements of Operations and Cash Flows for the twelve months ended September 30, 2023, 2022 and 2021 are summarized below. All data for the twelve months ended September 30, 2021 is derived from the Company’s previously reported consolidated financial statements. As also discussed in Note 1, the Company's consolidated financial statements as of and for the period ended September 30, 2023 have been restated; refer to Note 23 for additional details.

	Twelve Months Ended
(in millions, except per share amounts)	September 30, 2023	September 30, 2022	September 30, 2021
			(Unaudited)
Sales	$1,204.7	$1,245.2	$1,145.4
Shipping and handling cost	346.1	379.8	295.6
Product cost	626.6	665.6	621.3
Gross profit	232.0	199.8	228.5
Selling, general and administrative expenses	154.6	154.4	122.6
Operating earnings	77.4	45.4	105.9
Other expense (income):
Interest income	(5.3)	(0.8)	(0.3)
Interest expense	55.5	55.2	59.8
Loss (gain) on foreign exchange	2.3	(14.9)	5.6
Net loss in equity investees	3.1	5.2	0.5
Gain from remeasurement of equity method investment	(10.1)	—	—
Other, net	4.3	0.5	0.1
Earnings (loss) before income taxes from continuing operations	27.6	0.2	40.2
Income tax expense for continuing operations	17.1	33.5	5.5
Net earnings (loss) from continuing operations	10.5	(33.3)	34.7
Net earnings (loss) from discontinued operations	—	12.2	(220.4)
Net earnings (loss)	$10.5	$(21.1)	$(185.7)

Basic net earnings (loss) from continuing operations per common share	$0.25	$(0.98)	$0.99
Basic net earnings (loss) from discontinued operations per common share	—	0.36	(6.48)
Basic net earnings (loss) per common share	$0.25	$(0.63)	$(5.49)

Diluted net earnings (loss) from continuing operations per common share	$0.25	$(0.98)	$0.98
Diluted net earnings (loss) from discontinued operations per common share	—	0.36	(6.48)
Diluted net earnings (loss) per common share	$0.25	$(0.63)	$(5.49)

Weighted-average common shares outstanding (in thousands):
Basic	40,786	34,120	33,999
Diluted	40,786	34,120	34,042

136	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Twelve Months Ended
(in millions)	September 30, 2023	September 30, 2022	September 30, 2021
			(Unaudited)
Cash flows from operating activities:
Net earnings (loss)	$10.5	$(21.1)	$(185.7)
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Depreciation, depletion and amortization	98.6	112.8	129.2
Amortization of deferred financing costs	2.6	2.9	3.2
Refinancing of long-term debt	1.0	—	—
Stock-based compensation	20.6	15.7	9.9
Deferred income taxes	(5.0)	18.6	(28.7)
Unrealized foreign exchange gain	2.4	(29.1)	(12.3)
Loss on impairment of long-lived assets	—	23.1	300.0
Net loss (gain) in equity investees	3.1	5.2	(1.6)
Gain from remeasurement of equity method investment	(10.1)	—	—
Loss (gain) on disposition of assets	4.5	3.7	(26.3)
Other, net	0.4	(0.1)	—
Changes in operating assets and liabilities, net of sale and acquisition of businesses:
Receivables	39.1	(56.1)	(17.0)
Inventories	(81.0)	5.3	(21.3)
Other assets	16.7	(14.2)	(3.1)
Accounts payable and accrued expenses and other current liabilities	17.4	55.3	14.8
Other liabilities	(14.8)	(1.6)	(19.7)
Net cash provided by operating activities	106.0	120.4	141.4
Cash flows from investing activities:
Capital expenditures	(154.3)	(96.6)	(85.8)
Proceeds from sale of businesses	—	61.2	348.6
Acquisition of business, net of cash acquired	(18.9)	—	(0.8)
Investments in equity method investees	—	(46.3)	(4.2)
Other, net	(4.7)	1.8	3.4
Net cash (used in) provided by investing activities	(177.9)	(79.9)	261.2
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	150.0	466.2	505.1
Principal payments on revolving credit facility borrowings	(220.0)	(403.1)	(516.9)
Proceeds from issuance of long-term debt	239.9	55.9	120.6
Principal payments on long-term debt	(314.6)	(109.1)	(427.3)
Net proceeds from private placement of common stock	240.7	—	—
Dividends paid	(24.9)	(20.8)	(98.0)
Deferred financing costs	(3.9)	(0.4)	(0.1)
Proceeds from stock option exercised	—	0.3	1.6
Shares withheld to satisfy employee tax obligations	(1.7)	(2.0)	(1.3)
Other, net	(1.5)	(1.3)	(1.2)
Net cash provided by (used in) financing activities	64.0	(14.3)	(417.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	(1.1)	1.8
Net change in cash and cash equivalents	(7.4)	25.1	(13.1)
Cash and cash equivalents, beginning of the year	46.1	21.0	34.1
Cash and cash equivalents, end of period	38.7	46.1	21.0
Less: cash and cash equivalents included in current assets held for sale	—	—	(2.9)
Cash and cash equivalents of continuing operations, end of period	$38.7	$46.1	$18.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$54.5	$52.9	$60.4
Income taxes paid, net of refunds	$12.5	$17.3	$50.0

137	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

22.    QUARTERLY RESULTS (Unaudited; in millions, except share and per share data)

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

Quarter	First	Second	Third
Nine Months Ended September 30, 2021
Sales	$425.5	$199.4	$211.3
Gross profit	108.4	30.2	31.4
Net earnings (loss) from continuing operations(a)	41.9	(16.4)	(5.5)
Net earnings (loss) from continuing operations per share, basic(a)	1.22	(0.49)	(0.17)
Net earnings (loss) from continuing operations per share, diluted(a)	1.21	(0.49)	(0.17)

Net (loss) earnings(a)	(214.4)	57.1	(56.5)
Net (loss) earnings per share, basic(a)	(6.32)	1.64	(1.67)
Net (loss) earnings per share, diluted(a)	(6.32)	1.63	(1.67)
Basic weighted-average shares outstanding (in thousands)	33,974	34,020	34,043
Diluted weighted-average shares outstanding (in thousands)	34,012	34,078	34,099
(a)The Company incurred costs related to the ongoing SEC investigation of $2.8 million and $0.3 million in the first and second quarters of fiscal 2021.

23.    RESTATEMENT OF PRIOR PERIOD ANNUAL CONSOLIDATED FINANCIAL STATEMENTS

As disclosed in Note 1, the Company identified misstatements related to the fair value measurement of the Fortress milestone contingent consideration liability. The misstatements resulted in the total initial fair value of the Fortress business combination and associated goodwill to be overstated by approximately $8.0 million at September 30, 2023. The restatement of the fair value measurement adjustments of the milestone contingent consideration liability resulted in a decrease to net earnings of approximately $3.5 million for the year ended September 30, 2023, as a result of a decrease in the gain from remeasurement of the Fortress equity method investment of $3.6 million and an associated change in income tax expense of $0.1 million. As such, the Company's consolidated financial statements as of and for the period ended September 30, 2023 have been restated in this Form 10-K/A. The Company's consolidated financial statements as of and for the fiscal years ended September 30, 2023, 2022 and 2021 have also been revised to correct the errors noted below.
The Company operates a solar evaporation facility in Ogden, Utah, whereby brine sourced from the Great Salt Lake is separated and processed into potassium, sodium and magnesium salts. Previously, the Company did not account for costs incurred to operate the ponds prior to harvest as a component of work in process inventory, resulting in a misstatement. Corrections for the fiscal years ended September 30, 2023, 2022 and 2021 are reflected in this restatement.
The Company also identified certain immaterial misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations. Corrections for the fiscal years ended September 30, 2023, September 30, 2022 and September 30, 2021 are reflected below.
In the tables below, the As Previously Reported amounts represent the amounts previously reported in the 2023 Form 10-K, while the As Restated and As Revised amounts reflect the adjustments described above.

138	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Balance Sheets are as follows:

	September 30, 2023
(in millions, except share data)	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$38.7	$—	$38.7
Receivables, less allowance for doubtful accounts(a)	129.5	(0.2)	129.3
Inventories(b)	392.2	7.3	399.5
Other	33.4	—	33.4
Total current assets	593.8	7.1	600.9
Property, plant and equipment, net(c)	852.2	0.3	852.5
Intangible assets, net	120.0	—	120.0
Goodwill(d)	96.8	(8.0)	88.8
Other(e)	155.2	(0.5)	154.7
Total assets	$1,818.0	$(1.1)	$1,816.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$—	$5.0
Accounts payable	116.8	—	116.8
Accrued salaries and wages(f)	25.7	0.2	25.9
Income taxes payable	16.5	—	16.5
Accrued interest	12.9	—	12.9
Accrued expenses and other current liabilities(g)	98.9	(1.4)	97.5
Total current liabilities	275.8	(1.2)	274.6
Long-term debt, net of current portion	800.3	—	800.3
Deferred income taxes, net(h)	58.5	(0.1)	58.4
Other noncurrent liabilities(i)	166.2	(3.6)	162.6
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares	0.4	—	0.4
Additional paid-in capital	413.1	—	413.1
Treasury stock, at cost — 1,038,168 shares	(8.7)	—	(8.7)
Retained earnings(j)	217.1	3.8	220.9
Accumulated other comprehensive loss	(104.7)	—	(104.7)
Total stockholders' equity	517.2	3.8	521.0
Total liabilities and stockholders' equity	$1,818.0	$(1.1)	$1,816.9
(a)As Restated amounts reflect a net decrease of $0.2 million related to various immaterial errors.
(b)As Restated amount reflects an increase of $7.3 million related to the work in process inventory correction.
(c)As Restated amount reflects an increase of $0.3 million related to an immaterial error.
(d)As Restated amount reflects a decrease of $8.0 million as a result of the correction of the Fortress contingent liability valuation.
(e)As Restated amount reflects a decrease of $0.5 million related to an immaterial error.
(f)As Restated amount reflects an increase of $0.2 million related to an immaterial error.
(g)As Restated amount reflects a net decrease of $1.4 million as a result of the correction of the Fortress contingent liability and various immaterial errors.
(h)As Restated amount reflects the tax impact of the various immaterial errors.
(i)As Restated amount reflects a net decrease of $3.6 million resulting from the correction of the Fortress contingent liability valuation.
(j)As Restated amount reflects as increase of $3.8 million related to the income statement impact of the various error corrections and the impact of prior year corrections.

139	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	September 30, 2022
(in millions, except share data)	As Previously Reported	Adjustments	As Revised
ASSETS
Current assets:
Cash and cash equivalents	$46.1	$—	$46.1
Receivables, less allowance for doubtful accounts	167.2	—	167.2
Inventories(a)	304.4	8.9	313.3
Other	44.3	—	44.3
Total current assets	562.0	8.9	570.9
Property, plant and equipment, net	776.6	—	776.6
Intangible assets, net	45.4	—	45.4
Goodwill	56.4	—	56.4
Equity method investments	46.6	—	46.6
Other	156.5	—	156.5
Total assets	$1,643.5	$8.9	$1,652.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$—
Accounts payable	114.7	—	114.7
Accrued salaries and wages	22.2	—	22.2
Income taxes payable(b)	1.0	(0.1)	0.9
Accrued interest	14.1	—	14.1
Accrued expenses and other current liabilities	81.1	—	81.1
Total current liabilities	233.1	(0.1)	233.0
Long-term debt, net of current portion	947.6	—	947.6
Deferred income taxes, net(b)	63.4	0.2	63.6
Other noncurrent liabilities	143.0	—	143.0
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 35,367,264 issued shares	0.4	—	0.4
Additional paid-in capital	152.1	—	152.1
Treasury stock, at cost — 1,196,300 shares	(7.3)	—	(7.3)
Retained earnings(a)	226.5	8.8	235.3
Accumulated other comprehensive loss	(115.3)	—	(115.3)
Total stockholders' equity	256.4	8.8	265.2
Total liabilities and stockholders' equity	$1,643.5	$8.9	$1,652.4
(a)As Revised amounts reflect changes resulting from the work in process inventory correction, including increases to inventories and retained earnings of $8.9 million and $8.8 million, respectively.
(b)As Revised amounts reflect the tax impact of the work in process inventory error.

140	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Statements of Operations are as follows:

	Fiscal Year Ended
	September 30, 2023
(in millions, except share and per share data)	As Previously Reported	Adjustments	As Restated
Sales	$1,204.7	$—	$1,204.7
Shipping and handling cost	346.1	—	346.1
Product cost(a)	624.7	1.9	626.6
Gross profit	233.9	(1.9)	232.0
Selling, general and administrative expenses(b)	154.8	(0.2)	154.6
Operating earnings	79.1	(1.7)	77.4
Other expense (income):
Interest income	(5.3)	—	(5.3)
Interest expense	55.5	—	55.5
Loss on foreign exchange	2.3	—	2.3
Net loss in equity investees	3.1	—	3.1
Gain from remeasurement of equity method investment(c)	(13.7)	3.6	(10.1)
Other expense, net	4.3	—	4.3
Earnings before income taxes	32.9	(5.3)	27.6
Income tax expense(d)	17.4	(0.3)	17.1
Net earnings	$15.5	$(5.0)	$10.5

Basic net earnings per common share	$0.37	$(0.12)	$0.25
Diluted net earnings per common share	$0.37	$(0.12)	$0.25

Weighted-average common shares outstanding (in thousands):
Basic	40,786	—	40,786
Diluted	40,786	—	40,786
(a)As Restated amount reflects total changes of $1.9 million including $1.7 million related to the work in process inventory correction.
(b)As Restated amount reflects a change of $0.2 million related to the Fortress contingent consideration correction.
(c)As Restated amount reflects a decrease of $3.6 million of the gain on remeasurement of the equity investment related to the reduction to the Fortress contingent consideration.
(d)As Restated amount reflects a decrease of $0.3 million related to the Fortress contingent consideration correction and the correction of other immaterial errors.

141	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Fiscal Year Ended
	September 30, 2022
(in millions, except share and per share data)	As Previously Reported	Adjustments	As Revised
Sales(a)	$1,244.1	$1.1	$1,245.2
Shipping and handling cost(b)	379.5	0.3	379.8
Product cost(c)	667.8	(2.2)	665.6
Gross profit	196.8	3.0	199.8
Selling, general and administrative expenses(d)	153.9	0.5	154.4
Operating earnings	42.9	2.5	45.4
Other expense (income):
Interest income	(0.8)	—	(0.8)
Interest expense	55.2	—	55.2
Gain on foreign exchange	(14.9)	—	(14.9)
Net loss in equity investees	5.2	—	5.2
Other expense, net	0.5	—	0.5
Loss before income taxes from continuing operations	(2.3)	2.5	0.2
Income tax expense from continuing operations(e)	35.0	(1.5)	33.5
Net loss from continuing operations	(37.3)	4.0	(33.3)
Net earnings from discontinued operations	12.2	—	12.2
Net loss	$(25.1)	$4.0	$(21.1)

Basic net loss from continuing operations per common share	$(1.10)	$0.12	$(0.98)
Basic net earnings from discontinued operations per common share	0.36	—	0.36
Basic net loss per common share	$(0.74)	$0.11	$(0.63)

Diluted net loss from continuing operations per common share	$(1.10)	$0.12	$(0.98)
Diluted net earnings from discontinued operations per common share	0.36	—	0.36
Diluted net loss per common share	$(0.74)	$0.11	$(0.63)

Weighted-average common shares outstanding (in thousands):
Basic	34,120	—	34,120
Diluted	34,120	—	34,120
(a)As Revised amount reflects an increase of $1.1 million related to an immaterial sales cutoff error correction.
(b)As Revised amount reflects an increase of $0.3 million related to an immaterial sales cutoff error correction and the correction of other immaterial errors.
(c)As Revised amount reflects a decrease of $2.2 million related to the work in process inventory correction and the correction of other immaterial errors.
(d)As Revised amount reflects an increase of $0.5 million related to the correction of an immaterial error.
(e)As Revised amount reflects a decrease of $1.5 million related to the tax impact of the error corrections noted above.

142	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Nine Months Ended
	September 30, 2021
(in millions, except share and per share data)	As Previously Reported	Adjustments	As Revised
Sales(a)	$836.6	$(0.4)	$836.2
Shipping and handling cost(b)	220.1	(0.2)	219.9
Product cost(c)	444.8	1.5	446.3
Gross profit	171.7	(1.7)	170.0
Selling, general and administrative expenses(d)	92.7	(0.5)	92.2
Operating earnings	79.0	(1.2)	77.8
Other expense (income):
Interest income	(0.2)	—	(0.2)
Interest expense	44.3	—	44.3
Gain on foreign exchange	(0.6)	—	(0.6)
Net loss in equity investees	0.5	—	0.5
Other, net	(0.1)	—	(0.1)
Earnings before income taxes from continuing operations	35.1	(1.2)	33.9
Income tax expense from continuing operations(e)	14.2	(0.3)	13.9
Net earnings from continuing operations	20.9	(0.9)	20.0
Net loss from discontinued operations(f)	(234.2)	0.4	(233.8)
Net loss	$(213.3)	$(0.5)	$(213.8)

Basic net earnings from continuing operations per common share	$0.59	$(0.03)	$0.56
Basic net loss from discontinued operations per common share	(6.89)	0.02	(6.87)
Basic net loss per common share	$(6.30)	$(0.01)	$(6.31)

Diluted net earnings from continuing operations per common share	$0.58	$(0.02)	$0.56
Diluted net loss from discontinued operations per common share	(6.89)	0.02	(6.87)
Diluted net loss per common share	$(6.30)	$(0.01)	$(6.31)

Weighted-average common shares outstanding (in thousands):
Basic	34,013	—	34,013
Diluted	34,063	—	34,063
(a)As Revised amount reflects a decrease of $0.4 million related to an immaterial sales cutoff error correction.
(b)As Revised amount reflects a decrease of $0.2 million related to an immaterial sales cutoff error correction and the correction of other immaterial errors.
(c)As Revised amount reflects a net increase of $1.5 million related to the work in process inventory correction and the correction of other immaterial errors.
(d)As Revised amount reflects a decrease of $0.5 million related to the correction of an immaterial error.
(e)As Revised amount reflects a decrease of $0.3 million related to the tax impact of the error corrections noted above.
(f)As Revised amount reflects a decrease of $0.4 million related to the net impact of the correction of other immaterial errors on discontinued operations.

143	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table presents the effects of the revisions to the Company’s Consolidated Statements of Comprehensive Income (Loss):

	Fiscal Year Ended
	September 30, 2023
(in millions)	As Previously Reported	Adjustments	As Restated
Comprehensive income (loss)(a)	$26.1	$(5.0)	$21.1

	Fiscal Year Ended
	September 30, 2022
(in millions)	As Previously Reported	Adjustments	As Revised
Comprehensive income (loss)(a)	$(29.9)	$4.0	$(25.9)

	Nine Months Ended
	September 30, 2021
(in millions)	As Previously Reported	Adjustments	As Revised
Comprehensive income (loss)(a)	$(20.0)	$(0.5)	$(20.5)
(a)As Restated and As Revised amounts reflect changes net earnings (loss) related to the work in process inventory error correction and the correction of certain other immaterial errors.

The following table presents the effects of the revisions to the Company’s Consolidated Statements of Stockholders’ Equity:

	Retained Earnings
(in millions)	As Previously Reported	Adjustments	As Revised/As Restated
Balance, December 31, 2020(a)	$559.1	5.3	$564.4
Balance, September 30, 2021(a)	272.4	4.8	277.2
Balance, September 30, 2022(a)	226.5	8.8	235.3
Balance, September 30, 2023 (restated)(b)	217.1	3.8	220.9
(a)As Revised amounts reflect changes related to the work in process inventory correction and the correction of certain other immaterial errors
(b)As Restated amounts reflect changes related to the Fortress contingent consideration correction, the work in process inventory correction and the correction of certain other immaterial errors.

144	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Statement of Cash Flows are as follows:

	Fiscal Year Ended
	September 30, 2023
(in millions)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net earnings(a)	$15.5	$(5.0)	$10.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	98.6	—	98.6
Amortization of deferred financing costs	2.6	—	2.6
Refinancing of long-term debt	1.0	—	1.0
Stock-based compensation	20.6	—	20.6
Deferred income taxes(a)	(4.8)	(0.2)	(5.0)
Unrealized loss on foreign exchange	2.4	—	2.4
Net loss in equity investees	3.1	—	3.1
Gain from remeasurement of equity method investment(a)	(13.7)	3.6	(10.1)
Loss on disposition of assets	4.5	—	4.5
Other, net(b)	0.5	(0.1)	0.4
Changes in operating assets and liabilities, net of sale and acquisition of businesses:
Receivables(b)	38.9	0.2	39.1
Inventories(c)	(82.7)	1.7	(81.0)
Other assets(b)	16.3	0.4	16.7
Accounts payable and accrued expenses and other current liabilities(d)	19.9	(2.5)	17.4
Other liabilities	(14.8)	—	(14.8)
Net cash provided by operating activities	107.9	(1.9)	106.0
Cash flows from investing activities:
Capital expenditures(d)	(156.2)	1.9	(154.3)
Acquisition of business, net of cash acquired	(18.9)	—	(18.9)
Other, net	(4.7)	—	(4.7)
Net cash used in investing activities	(179.8)	1.9	(177.9)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	150.0	—	150.0
Principal payments on revolving credit facility borrowings	(220.0)	—	(220.0)
Proceeds from issuance of long-term debt	239.9	—	239.9
Principal payments on long-term debt	(314.6)	—	(314.6)
Net proceeds from private placement of common stock	240.7	—	240.7
Dividends paid	(24.9)	—	(24.9)
Deferred financing costs	(3.9)	—	(3.9)
Shares withheld to satisfy employee tax obligations	(1.7)	—	(1.7)
Other, net	(1.5)	—	(1.5)
Net cash provided by financing activities	64.0	—	64.0
Effect of exchange rate changes on cash and cash equivalents	0.5	—	0.5
Net change in cash and cash equivalents	(7.4)	—	(7.4)
Cash and cash equivalents, beginning of the year	46.1	—	46.1
Cash and cash equivalents, end of period	38.7	—	38.7
(a)As Restated amounts reflect the impact of the Fortress contingent consideration correction and other immaterial corrections.
(b)As Restated amount reflects the correction of immaterial errors.
(c)As Restated amount reflects an increase related to the work in process inventory correction.
(d)As Restated amount reflects the impacts of a $2.2 million noncash correction of capital expenditures and accounts payable, partially offset by other immaterial error corrections.

145	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Fiscal Year Ended
	September 30, 2022
(in millions)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net loss(a)	$(25.1)	$4.0	$(21.1)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization(a)	113.7	(0.9)	112.8
Amortization of deferred financing costs	2.9	—	2.9
Stock-based compensation	15.7	—	15.7
Deferred income taxes(b)	19.9	(1.3)	18.6
Unrealized gain on foreign exchange	(29.1)	—	(29.1)
Loss on impairment of long-lived assets	23.1	—	23.1
Net loss in equity investees	5.2	—	5.2
Loss on disposition of assets	3.7	—	3.7
Other, net	(0.1)	—	(0.1)
Changes in operating assets and liabilities, net of sale and acquisition of businesses:
Receivables(a)	(55.0)	(1.1)	(56.1)
Inventories(a)	6.3	(1.0)	5.3
Other assets	(14.2)	—	(14.2)
Accounts payable and accrued expenses and other current liabilities(c)	55.1	0.2	55.3
Other liabilities	(1.6)	—	(1.6)
Net cash provided by operating activities	120.5	(0.1)	120.4
Cash flows from investing activities:
Capital expenditures(d)	(96.7)	0.1	(96.6)
Proceeds from sale of businesses	61.2	—	61.2
Investments in equity method investees	(46.3)	—	(46.3)
Other, net	1.8	—	1.8
Net cash used in investing activities	(80.0)	0.1	(79.9)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	466.2	—	466.2
Principal payments on revolving credit facility borrowings	(403.1)	—	(403.1)
Proceeds from issuance of long-term debt	55.9	—	55.9
Principal payments on long-term debt	(109.1)	—	(109.1)
Dividends paid	(20.8)	—	(20.8)
Deferred financing costs	(0.4)	—	(0.4)
Proceeds from stock option exercised	0.3	—	0.3
Shares withheld to satisfy employee tax obligations	(2.0)	—	(2.0)
Other, net	(1.3)	—	(1.3)
Net cash used in financing activities	(14.3)	—	(14.3)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	—	(1.1)
Net change in cash and cash equivalents	25.1	—	25.1
Cash and cash equivalents, beginning of the year	21.0	—	21.0
Cash and cash equivalents, end of period	46.1	—	46.1
(a)As Revised amounts reflect the impact of the work in process inventory error correction and other immaterial corrections.
(b)As Revised amount reflects a $1.3 million increase related to the work in process inventory error correction.
(c)As Revised amount reflects the impact of a $0.1 million noncash correction between capital expenditures and accounts payable and the impact of other immaterial error corrections.
(d)As Revised amount reflect the impact of a noncash correction between accrued expenses and capital expenditures.

146	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Nine Months Ended
	September 30, 2021
(in millions)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net loss(a)	$(213.3)	$(0.5)	$(213.8)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization(a)	94.6	0.3	94.9
Amortization of deferred financing costs	2.4	—	2.4
Stock-based compensation	7.7	—	7.7
Deferred income taxes(b)	(29.5)	0.3	(29.2)
Unrealized gain on foreign exchange	(17.9)	—	(17.9)
Loss on impairment of long-lived assets	300.0	—	300.0
Net earnings in equity investees	(0.6)	—	(0.6)
Gain on disposition of assets	(27.3)	—	(27.3)
Other, net	(0.1)	—	(0.1)
Changes in operating assets and liabilities, net of sale and acquisition of businesses:
Receivables(a)	74.1	0.4	74.5
Inventories(a)	(52.3)	0.4	(51.9)
Other assets	(14.7)	—	(14.7)
Accounts payable and accrued expenses and other current liabilities(c)	49.2	(8.9)	40.3
Other liabilities	(9.6)	—	(9.6)
Net cash provided by operating activities	162.7	(8.0)	154.7
Cash flows from investing activities:
Capital expenditures(d)	(71.8)	8.0	(63.8)
Proceeds from sale of businesses	348.6	—	348.6
Investments in equity method investees	(4.2)	—	(4.2)
Other, net	3.6	—	3.6
Net cash provided by investing activities	276.2	8.0	284.2
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	349.4	—	349.4
Principal payments on revolving credit facility borrowings	(391.3)	—	(391.3)
Proceeds from issuance of long-term debt	70.9	—	70.9
Principal payments on long-term debt	(394.8)	—	(394.8)
Dividends paid	(73.1)	—	(73.1)
Deferred financing costs	(0.1)	—	(0.1)
Proceeds from stock option exercised	1.4	—	1.4
Shares withheld to satisfy employee tax obligations	(1.2)	—	(1.2)
Other, net	(0.8)	—	(0.8)
Net cash used in financing activities	(439.6)	—	(439.6)
Effect of exchange rate changes on cash and cash equivalents	0.7	—	0.7
Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents, beginning of the year	21.0	—	21.0
Cash and cash equivalents, end of period	21.0	—	21.0
Less: cash and cash equivalents included in current assets held for sale	(2.9)	—	(2.9)
Cash and cash equivalents of continuing operations, end of period	$18.1	$—	$18.1
(a)As Revised amount reflect the impact of the work in process inventory error correction and other immaterial corrections.
(b)As Revised amount reflects a $0.3 million increase related to the work in process inventory error correction.
(c)As Revised amount reflects the impacts of a $8.0 million noncash correction between capital expenditures and accounts payable and the impact of other immaterial error corrections.
(d)As Revised amount reflect the impact of a noncash correction between accrued expenses and capital expenditures.

147	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

24.    RESTATEMENT OF PRIOR PERIOD QUARTERLY CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As disclosed in Note 1, the Company identified misstatements related to the fair value measurement of the Fortress milestone contingent consideration liability. The misstatements resulted in the total initial fair value of the Fortress business combination and associated goodwill to be overstated by approximately $8.0 million at June 30, 2023. The restatement of the fair value measurement adjustments of the milestone contingent consideration liability resulted in a decrease to net earnings of approximately $3.5 million (unaudited) for the three and nine month period ended June 30, 2023 as a result of a decrease in the gain from remeasurement of the Fortress equity method investment of $3.6 million (unaudited), and an associated change in income tax expense of $0.1 million (unaudited). As such, the Company is providing certain restated unaudited interim financial information as of and for the period ended June 30, 2023 in the tables below.
The Company also identified certain immaterial misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations. Corrections for the nine months ended June 30, 2023 are reflected below.
In the tables below, the As Previously Reported amounts represent the amounts previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, while the As Restated amounts reflect the adjustments described above.

148	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Balance Sheet as of June 30, 2023 are as follows:

	June 30, 2023
	(unaudited)
(in millions, except share data)	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$58.0	$—	$58.0
Receivables, less allowance for doubtful accounts	95.8	—	95.8
Inventories(a)	340.1	8.9	349.0
Other	38.2	—	38.2
Total current assets	532.1	8.9	541.0
Property, plant and equipment, net	817.1	—	817.1
Intangible assets, net	119.9	—	119.9
Goodwill(b)	103.3	(8.0)	95.3
Other	160.2	—	160.2
Total assets	$1,732.6	$0.9	$1,733.5
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$—	$5.0
Accounts payable	96.9	—	96.9
Accrued salaries and wages	24.9	—	24.9
Income taxes payable(c)	21.0	(0.1)	20.9
Accrued interest	4.1	—	4.1
Accrued expenses and other current liabilities(d)	94.1	(0.8)	93.3
Total current liabilities	246.0	(0.9)	245.1
Long-term debt, net of current portion	716.0	—	716.0
Deferred income taxes, net(c)	61.5	0.1	61.6
Other noncurrent liabilities(d)	172.4	(3.6)	168.8
Commitments and contingencies (Note 14)
Stockholders' equity:
Common stock:
$0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares	0.4	—	0.4
Additional paid-in capital	409.7	—	409.7
Treasury stock, at cost — 1,049,686 shares	(8.6)	—	(8.6)
Retained earnings(a)(b)	225.8	5.3	231.1
Accumulated other comprehensive loss	(90.6)	—	(90.6)
Total stockholders' equity	536.7	5.3	542.0
Total liabilities and stockholders' equity	$1,732.6	$0.9	$1,733.5
(a)As Restated amounts reflect the work in process inventory error impact.
(b)As Restated amounts reflect decreases as a result of the correction of the Fortress contingent liability valuation.
(c)As Restated amounts reflect the tax impacts of the correction of the Fortress contingent liability valuation and the work in process inventory correction.
(d)As Restated amounts reflect changes resulting from the correction of the Fortress contingent liability valuation; short-term liabilities decreased $0.8 million while long-term liabilities increased $3.6 million.

149	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Statements of Operations are as follows:

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	(unaudited)			(unaudited)
(in millions, except share and per share data)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Sales	$207.6	$—	$207.6	$971.1	$—	$971.1
Shipping and handling cost	53.8	—	53.8	291.3	—	291.3
Product cost	119.2	—	119.2	490.0	—	490.0
Gross profit	34.6	—	34.6	189.8	—	189.8
Selling, general and administrative expenses	35.2	—	35.2	114.6	—	114.6
Operating (loss) earnings	(0.6)	—	(0.6)	75.2	—	75.2

Other (income) expense:
Interest income	(1.7)	—	(1.7)	(4.7)	—	(4.7)
Interest expense	14.3	—	14.3	42.4	—	42.4
Loss on foreign exchange	2.3	—	2.3	4.6	—	4.6
Net loss in equity investee	0.8	—	0.8	3.1	—	3.1
Gain from remeasurement of equity method investment(a)	(16.2)	3.6	(12.6)	(16.2)	3.6	(12.6)
Other expense, net	2.7	—	2.7	3.7	—	3.7
(Loss) earnings from continuing operations before income taxes	(2.8)	(3.6)	(6.4)	42.3	(3.6)	38.7
Income tax (benefit) expense from continuing operations(b)	(42.7)	(0.1)	(42.8)	24.3	(0.1)	24.2
Net earnings	$39.9	$(3.5)	$36.4	$18.0	$(3.5)	$14.5

Basic net earnings per common share	$0.96	$(0.08)	$0.88	$0.44	$(0.09)	$0.35
Diluted net earnings per common share	$0.96	$(0.08)	$0.88	$0.44	$(0.09)	$0.35

Weighted-average common shares outstanding (in thousands):
Basic	41,142	—	41,142	40,663	—	40,663
Diluted	41,142	—	41,142	40,663	—	40,663
(a)As Restated amount reflects a decrease of $3.6 million on the gain on remeasurement of the equity investment, for both periods, related to the reduction to the Fortress contingent consideration.
(b)As Restated amount reflects a change of $0.1 million, for both periods, related to the Fortress contingent consideration correction.

The following table presents the effects of the revisions to the Company’s Consolidated Statements of Comprehensive Income:

	Three Months Ended June 30, 2023			Nine Months Ended June 30, 2023
	(unaudited)			(unaudited)
(in millions)	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Comprehensive income(a)	$53.9	$(3.5)	$50.4	$42.7	$(3.5)	$39.2
(a)As Restated amount reflects changes to net earnings related to the Fortress contingent consideration correction and the correction of certain other immaterial errors noted above.

150	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following table presents the effects of the revisions to the Company’s Consolidated Statements of Stockholders’ Equity:

	Retained Earnings
(in millions)	As Previously Reported	Adjustments	As Restated
Balance, June 30, 2023 (unaudited) (restated)(a)	225.8	5.3	231.1
(a)As Restated amount reflects changes related to the Fortress contingent consideration correction, the work in process inventory correction and the correction of certain other immaterial errors.

151	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s Consolidated Statement of Cash Flow are as follows:

	Nine Months Ended
	June 30, 2023
	(unaudited)
(in millions)	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net earnings(a)	$18.0	$(3.5)	$14.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	72.7	—	72.7
Amortization of deferred financing costs	2.5	—	2.5
Early extinguishment of debt	1.1	—	1.1
Stock-based compensation	17.2	—	17.2
Deferred income taxes(a)	(4.7)	(0.1)	(4.8)
Unrealized foreign exchange loss	4.5	—	4.5
Net loss in equity investees	3.1	—	3.1
Gain from remeasurement of equity method investment(a)	(16.2)	3.6	(12.6)
Other, net	3.3	—	3.3
Changes in operating assets and liabilities, net of sale and acquisition of businesses:
Receivables	73.7	—	73.7
Inventories	(28.1)	—	(28.1)
Other assets	9.7	—	9.7
Accounts payable and accrued expenses and other current liabilities(b)	(19.3)	5.6	(13.7)
Other liabilities	(16.2)	—	(16.2)
Net cash provided by operating activities	121.3	5.6	126.9
Cash flows from investing activities:
Capital expenditures(b)	(78.9)	(5.6)	(84.5)
Acquisition of business, net of cash acquired	(18.9)	—	(18.9)
Other, net	(2.5)	—	(2.5)
Net cash used in investing activities	(100.3)	(5.6)	(105.9)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	66.7	—	66.7
Principal payments on revolving credit facility borrowings	(218.2)	—	(218.2)
Proceeds from issuance of long-term debt	237.5	—	237.5
Principal payments on long-term debt	(311.7)	—	(311.7)
Net proceeds from private placement of common stock	240.7	—	240.7
Dividends paid	(18.7)	—	(18.7)
Deferred financing costs	(3.9)	—	(3.9)
Shares withheld to satisfy employee tax obligations	(1.6)	—	(1.6)
Other, net	(0.9)	—	(0.9)
Net cash used in financing activities	(10.1)	—	(10.1)
Effect of exchange rate changes on cash and cash equivalents	1.0	—	1.0
Net change in cash and cash equivalents	11.9	—	11.9
Cash and cash equivalents, beginning of the year	46.1	—	46.1
Cash and cash equivalents, end of period	$58.0	$—	$58.0
(a)As Restated amounts reflect the impact of the Fortress contingent consideration correction.
(b)As Restated amount reflects the impact of the non-cash capital expenditures in accounts payable misstatement of $5.6 million.

152	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The effects of the revisions described above on the Company’s unaudited quarterly results are as follows, (in millions, except share and per share data):

Quarter - Fiscal 2023	Third			Fourth
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
(unaudited)
Sales	$207.6	$—	$207.6	$233.6	$—	$233.6
Gross profit	34.6	—	34.6	44.1	(1.9)	42.2
Net earnings (loss)(a)	39.9	(3.5)	36.4	(2.5)	(1.5)	(4.0)
Net earnings (loss) per share, basic(a)	0.96	(0.08)	0.88	(0.06)	(0.04)	(0.10)
Net earnings (loss) per share, diluted(a)	0.96	(0.08)	0.88	(0.06)	(0.04)	(0.10)
Basic weighted-average shares outstanding (in thousands)	41,142	—	41,142	41,152	—	41,152
Diluted weighted-average shares outstanding (in thousands)	41,142	—	41,142	41,152	—	41,152
(a)Net earnings for the third quarter of fiscal 2023 includes a $10.1 million gain from remeasurement of its equity investment in Fortress, a contingent loss accrual and costs related to the SEC investigation of $2.8 million and Corporate restructuring charges of $2.2 million. Net loss for the fourth quarter of fiscal 2023 includes a $0.8 million loss from remeasurement of its equity investment in Fortress and net reimbursements related to the settled SEC investigation of $0.2 million.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer have conducted a re-evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act)) under the supervision and with the participation of the Company’s management. Based on that re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below in Management’s Report on Internal Controls Over Financial Reporting, the Company’s disclosure controls and procedures were ineffective as of September 30, 2023.
Per Rules 13a-15(e) and 15d-15(e), the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Our management, including our Chief Executive Officer and Chief Financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

153	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
A company’s internal control over financial reporting includes those policies and procedures that:

1.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
2.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
3.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
The Company’s management, with participation of the Chief Executive Officer and Chief Financial Officer, under the oversight of our Board of Directors, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2023, using the framework in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023, due to the material weaknesses in internal control over financial reporting. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes.
The control deficiencies resulted in misstatements to goodwill, inventory and contingent consideration. Furthermore, the control deficiencies described above created a reasonable possibility that additional material misstatements to the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of September 30, 2023.
As allowed by SEC guidance, management has excluded from its assessment the internal controls over financial reporting related to its Fortress North America, LLC business, which was acquired in May 2023 and accounted for approximately 7% and 16% of the Company’s total and net assets, respectively, and less than 1% of the Company’s total sales and net income as of and for the year ended September 30, 2023.
Ernst & Young LLP, the Company’s former independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K/A, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Ernst & Young LLP’s report is included elsewhere in this Form 10-K/A.

Remediation Efforts and Status of Material Weaknesses
Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013), management conducted an evaluation and assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 and identified the following deficiencies in the design and operating effectiveness of internal controls associated with the control activities component of the COSO framework that we considered to be material weaknesses:

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

154	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

These material weaknesses did not result in any identified misstatements to the Company’s consolidated financial statements as of September 30, 2022. Further, there were no changes to previously released financial results and no inappropriate activity was identified as a result of the privileged user access deficiency.
Throughout fiscal 2023, the Company undertook a series of activities to remediate these material weaknesses including defining and enhancing its management review control attributes and increasing the frequency of its privileged access reviews. The Company has also assessed, implemented and executed enhanced internal controls over the sales and inventory processes in accordance with the remediation plans for those material weaknesses.
The material weaknesses identified in the year ended September 30, 2023, noted above were not remediated and the Company determined there were inadequate controls in place to conduct an effective risk assessment process or to effectively identify and assess the controls necessary to ensure reliable information used in financial reporting. The Company is working to remediate the material weaknesses through the development and implementation of processes and controls over financial reporting.
We will monitor the effectiveness of our remediation measures in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures, and we will make any changes to the design of our plan and take such other actions that we deem appropriate given the circumstances.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal year ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We will continue to take steps to remediate the material weaknesses in our internal control over financial reporting.

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

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

155	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

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

156	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial statements and supplementary data required by this Item 15 are set forth below:

Description	Page
Management’s Report on Internal Controls Over Financial Reporting	153
Reports of Independent Registered Public Accounting Firm	87
Consolidated Balance Sheets as of September 30, 2023 (Restated) and 2022	92
Consolidated Statements of Operations for the fiscal years ended September 30, 2023 (Restated) and 2022, and the nine months ended September 30, 2021	93
Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended September 30, 2023 (Restated) and 2022, and the nine months ended September 30, 2021	94
Consolidated Statements of Stockholders’ Equity for the fiscal years ended September 30, 2023 (Restated) and 2022, and the nine months ended September 30, 2021	95
Consolidated Statements of Cash Flows for the fiscal years ended September 30, 2023 (Restated) and 2022, and the nine months ended September 30, 2021	96
Notes to Consolidated Financial Statements	97
Schedule II – Valuation Reserves	157

(a)(2) Financial Statement Schedule:

Schedule II — Valuation Reserves

Compass Minerals International, Inc.
September 30, 2023, 2022 and 2021

Description (in millions)	Balance at the Beginning of the Period	Additions Charged to Expense(1)	Deductions(2)	Balance at the End of the Period
Deducted from Receivables — Allowance for Doubtful Accounts
September 30, 2023	$3.4	$2.2	$(3.3)	$2.3
September 30, 2022	3.0	3.4	(3.0)	3.4
September 30, 2021	3.9	2.3	(3.2)	3.0
Deducted from Deferred Income Taxes — Valuation Allowance
September 30, 2023	$109.9	$12.1	$(0.8)	$121.2
September 30, 2022	44.6	77.4	(12.1)	109.9
September 30, 2021	42.7	1.9	—	44.6
(1)Deferred income taxes additions as of September 30, 2022 includes $14.2 million of valuation allowance related to Plant Nutrition South America that was classified as assets held for sale as of September 30, 2021.
(2)Deduction for purposes for which reserve was created.

157	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

(a)(3) List of Exhibits:

Exhibit No.	Description of Exhibit
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

158	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
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

159	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
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

10.32+
Summary of Non-Employee Director Compensation, as of January 1, 2024 (incorporated by reference to Exhibit 10.32 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

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

160	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
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

10.50+
Fiscal 2023 Form of Performance Stock Unit Grant Notice (PSU) (incorporated by reference to Exhibit 10.50 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

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

161	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).
23.1*	Consent of Ernst & Young LLP.
23.2	Consent of Joseph Havasi, Qualified Person (incorporated by reference to Exhibit 23.2 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).
23.3	Consent of Susan Patton, Qualified Person (incorporated by reference to Exhibit 23.3 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).
31.1*	Section 302 Certifications of Edward C. Dowling, President and Chief Executive Officer.
31.2*	Section 302 Certifications of Jeffrey Cathey, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C.§1350 of Edward C. Dowling, President and Chief Executive Officer, and Jeffrey Cathey, Chief Financial Officer.
95	Mine Safety Disclosures (incorporated by reference to Exhibit 95 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).
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

97
Clawback Policy, adopted as of October 2, 2023 (incorporated by reference to Exhibit 97 to Compass Mineral International, Inc.’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023).

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

162	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Exhibit No.	Description of Exhibit
104**	Cover Page Interactive Data File (contained in Exhibit 101).
*    Filed herewith.
**    Furnished herewith.
+    Management contracts and compensatory plans or arrangements.
†    Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be supplementally provided to the U.S. Securities and Exchange Commission upon request.

ITEM 16.    FORM 10-K SUMMARY

None.

163	2023 FORM 10-K/A

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

October 29, 2024	By:	/s/ Jeffrey Cathey
Jeffrey Cathey
Chief Financial Officer

164	2023 FORM 10-K/A