Form 10-Q/A
period 2024-03-31
COMPASS MINERALS INTERNATIONAL INC
filed 2024-10-30
CIK 1227654

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

EXPLANATORY NOTE

Compass Minerals International, Inc. (collectively with its subsidiaries, the “Company”) filed its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 with the Securities and Exchange Commission (the “SEC”) on May 15, 2024 (the “Original Report”). The Company is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A” or this “report”) to restate the Company’s previously issued consolidated financial statements as of and for the period ended March 31, 2024, as well as to provide certain restated interim financial information as of and for the period ended December 31, 2023 (the “restatement”).

Background

The restatement is being made to correct misstatements related to certain contingent consideration associated with the Company’s acquisition of Fortress North America, LLC (“Fortress”). In connection with its review of future Fortress cash outflows, the Company identified misstatements related to the measurement of the milestone contingent consideration liability of up to $28 million to be paid in cash and/or common stock of the Company at a fixed price per share of approximately $32 upon the achievement of certain performance measures within five years of May 5, 2023, the effective date of the Fortress acquisition. The misstatements were the result of a failure to factor the option value, at the acquisition date and subsequently, of the potential share settlement into the fair value of the milestone contingent consideration liability and primarily relate to (i) the fair value of the milestone contingent consideration liability included in the initial purchase price allocation, which also impacted the total purchase price in excess of the net identifiable assets recognized as goodwill at the acquisition date and the subsequent goodwill impairment, and (ii) the ongoing fair value measurement adjustments of the milestone contingent consideration liability in quarters subsequent to the Fortress acquisition.

The Company operates a solar evaporation facility in Ogden, Utah, whereby brine sourced from the Great Salt Lake is separated and processed into potassium, sodium and magnesium salts. Previously, the Company did not account for costs incurred to operate the ponds prior to harvest as a component of work in process inventory, resulting in a misstatement. Corrections for the periods ended March 31, 2024 and December 31, 2023 are reflected in the restatement.

As previously disclosed in the Original Report, the Company also identified certain immaterial misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations. These misstatements were corrected via a voluntary immaterial correction of the Company's Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023 and December 31, 2023, as further described in Note 16 to the consolidated financial statements included within the Company’s Original Report. These corrections are also reflected in the restatement.

In addition, the Company has corrected an error in its interim non-GAAP Adjusted EBITDA calculation, which resulted in an understatement of its first and second-quarter consolidated Adjusted EBITDA in the Original Report. Finally, the Company has corrected certain errors in the restatement that were previously identified and concluded as immaterial, individually and in the aggregate, to the financial statements for the six months ended March 31, 2024 and 2023.

Internal Control Considerations

In connection with the restatement, management has concluded that the Company had material weaknesses in internal control over financial reporting as of March 31, 2024. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes and the Company is revising its disclosures in Part I, Item 4, “Controls and Procedures” to discuss these material weaknesses. For a discussion of management’s considerations of the Company’s disclosures controls and procedures, internal control over financial reporting, and material weaknesses identified, refer to Part I, Item 4, “Controls and Procedures.”

Items Amended in this Amendment

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Report have been amended and restated to reflect the corrections discussed above and the complete text of these Items is set out in this Form 10-Q/A.

Part I, Item 1, “Financial Information”
Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
Part I, Item 4, “Controls and Procedures”
Part II, Item 5, “Exhibits”

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Report, in its entirety, as amended to reflect the corrections described above. Please note that the only changes to the Original Report are those related to the matters described herein and only in the Items listed above. Except as described above and as disclosed in Part II, Item 1, Note 16, no changes have been made to the Original Report, and this Form 10-Q/A does not modify, amend or update any of the other financial information or other information contained in the Original Report. Such information is as of the date of the Original Report and does not reflect any information or events occurring after the date of the Original Report. Such subsequent information or events include, among others, the information and events described in our Current Reports on Form 8-K filed subsequent to the date of the Original Report. For a description of such subsequent information and events, please read our reports filed pursuant to the Exchange Act subsequent to the date of the Original Report, which update and supersede certain information contained in the Original Report and this Form 10-Q/A.

Concurrently with the filing of this Form 10-Q/A, the Company is filing Amendment No. 1 on Form 10-K/A (“2023 Form 10-K/A”) to restate the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on November 29, 2023 (“2023 Form 10-K”). This Form 10-Q/A should be read in conjunction with the 2023 Form 10-K/A.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	March 31, 2024	September 30, 2023
	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$38.3	$38.7
Receivables, less allowance for doubtful accounts of $2.2 at March 31, 2024 and $2.3 at September 30, 2023	143.0	129.3
Inventories	374.1	399.5
Other	48.4	33.4
Total current assets	603.8	600.9
Property, plant and equipment, net	793.5	852.5
Intangible assets, net	102.0	120.0
Goodwill	5.9	88.8
Other	152.5	154.7
Total assets	$1,657.7	$1,816.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$5.0
Accounts payable	86.7	116.8
Accrued salaries and wages	18.6	25.9
Income taxes payable	13.8	16.5
Accrued interest	12.9	12.9
Accrued expenses and other current liabilities	62.3	97.5
Total current liabilities	199.3	274.6
Long-term debt, net of current portion	872.2	800.3
Deferred income taxes, net	59.5	58.4
Other noncurrent liabilities	126.3	162.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at March 31, 2024 and September 30, 2023	0.4	0.4
Additional paid-in capital	419.7	413.1
Treasury stock, at cost — 865,027 shares at March 31, 2024 and 1,038,168 shares at September 30, 2023	(10.1)	(8.7)
Retained earnings	94.0	220.9
Accumulated other comprehensive loss	(103.6)	(104.7)
Total stockholders’ equity	400.4	521.0
Total liabilities and stockholders’ equity	$1,657.7	$1,816.9
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(Restated)		(Restated)
Sales	$364.0	$411.1	$705.7	$763.5
Shipping and handling cost	110.6	130.1	201.9	237.5
Product cost	181.6	195.8	360.9	370.8
Gross profit	71.8	85.2	142.9	155.2
Selling, general and administrative expenses	33.3	34.4	79.0	76.2
Loss on impairments	98.6	—	173.4	—
Other operating (income) expense	(20.8)	2.9	(16.6)	3.2
Operating (loss) earnings	(39.3)	47.9	(92.9)	75.8

Other (income) expense:
Interest income	(0.2)	(1.9)	(0.6)	(3.0)
Interest expense	17.3	14.2	33.2	28.1
(Gain) loss on foreign exchange	(2.5)	(0.2)	(0.6)	2.3
Net loss in equity investee	—	1.4	—	2.3
Other expense, net	0.9	0.9	1.6	1.0
(Loss) earnings before income taxes	(54.8)	33.5	(126.5)	45.1
Income tax (benefit) expense	(15.9)	55.1	(12.3)	67.0
Net loss	$(38.9)	$(21.6)	$(114.2)	$(21.9)

Basic net loss per common share	$(0.94)	$(0.53)	$(2.77)	$(0.55)
Diluted net loss per common share	$(0.94)	$(0.53)	$(2.77)	$(0.55)

Weighted-average common shares outstanding (in thousands):
Basic	41,306	41,110	41,255	40,423
Diluted	41,306	41,110	41,255	40,423

The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(Restated)		(Restated)
Net loss	$(38.9)	$(21.6)	$(114.2)	$(21.9)
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $(0.1) and $0.0 for the three months ended March 31, 2024 and 2023, respectively, and $(0.2) and $0.0 for the six months ended March 31, 2024 and 2023, respectively	0.2	—	0.4	0.1
Unrealized income (loss) on cash flow hedges, net of tax of $0.0 for the three months ended March 31, 2024 and 2023, and $0.0 and $0.4 for the six months ended March 31, 2024 and 2023, respectively	0.6	(1.1)	(1.2)	(3.9)
Cumulative translation adjustment	(12.7)	2.8	1.9	14.5
Comprehensive loss	$(50.8)	$(19.9)	$(113.1)	$(11.2)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and six months ended March 31, 2024 and 2023
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
				(Restated)		(Restated)
Balance, September 30, 2023	$0.4	$413.1	$(8.7)	$220.9	$(104.7)	$521.0
Comprehensive (loss) income	—	—	—	(75.3)	13.0	(62.3)
Dividends on common stock ($0.15 per share)	—	—	—	(6.4)	—	(6.4)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.6)	—	—	(0.8)
Stock-based compensation	—	11.9	—	—	—	11.9
Balance, December 31, 2023	$0.4	$424.8	$(9.3)	$139.2	$(91.7)	$463.4
Comprehensive loss	—	—	—	(38.9)	(11.9)	(50.8)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.8)	—	—	(1.0)
Stock-based compensation	—	(4.9)	—	—	—	(4.9)
Balance, March 31, 2024	$0.4	$419.7	$(10.1)	$94.0	$(103.6)	$400.4

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
				(Restated)		(Restated)
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$235.3	$(115.3)	$265.2
Comprehensive (loss) income	—	—	—	(0.3)	9.0	8.7
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	10.6	—	—	—	10.6
Balance, December 31, 2022	$0.4	$403.4	$(7.6)	$228.7	$(106.3)	$518.6
Comprehensive (loss) income	—	—	—	(21.6)	1.7	(19.9)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.3)	(1.0)	—	—	(1.3)
Stock-based compensation	—	3.1	—	—	—	3.1
Balance, March 31, 2023	$0.4	$406.2	$(8.6)	$200.8	$(104.6)	$494.2
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended March 31,
	2024	2023
	(Restated)
Cash flows from operating activities:
Net loss	$(114.2)	$(21.9)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	52.3	48.4
Amortization of deferred financing costs	1.2	1.5
Stock-based compensation	7.0	13.7
Deferred income taxes	0.8	(4.2)
Unrealized foreign exchange (gain) loss	(0.7)	2.3
Loss on impairments	173.4	—
Net loss in equity investees	—	2.3
Net gain from remeasurement of contingent consideration	(22.2)	—
Other, net	2.1	2.4
Changes in operating assets and liabilities:
Receivables	(12.9)	8.9
Inventories	27.5	44.1
Other assets	(11.8)	18.4
Accounts payable and accrued expenses and other current liabilities	(57.2)	41.2
Other liabilities	(11.4)	(7.6)
Net cash provided by operating activities	33.9	149.5
Cash flows from investing activities:
Capital expenditures	(78.6)	(49.3)
Other, net	(1.1)	(0.3)
Net cash used in investing activities	(79.7)	(49.6)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	217.2	16.7
Principal payments on revolving credit facility borrowings	(176.5)	(168.2)
Proceeds from issuance of long-term debt	69.4	37.5
Principal payments on long-term debt	(38.0)	(9.1)
Payments for contingent consideration	(9.1)	—
Net proceeds from private placement of common stock	—	240.7
Dividends paid	(12.7)	(12.6)
Deferred financing costs	(2.1)	—
Shares withheld to satisfy employee tax obligations	(1.8)	(1.6)
Other, net	(1.1)	(0.5)
Net cash provided by financing activities	45.3	102.9
Effect of exchange rate changes on cash and cash equivalents	0.1	0.8
Net change in cash and cash equivalents	(0.4)	203.6
Cash and cash equivalents, beginning of the year	38.7	46.1
Cash and cash equivalents, end of period	$38.3	$249.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$31.5	$26.5
Income taxes paid, net of refunds	$22.1	$14.0
Net change to property, plant and equipment through accounts payable and accrued expenses and other current liabilities	$18.7	$4.1
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the annual period ended September 30, 2023, as restated and filed with the Securities and Exchange Commission (the “SEC”) in its Amended Annual Report on Form 10-K/A on October 29, 2024 (“2023 Form 10-K/A”). Certain amounts in prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

Restatement of Previously Issued Financial Statements

In connection with its review of future fire-retardant business cash outflows, the Company identified misstatements related to the measurement of the milestone contingent consideration liability to be paid in cash and/or common stock of the Company at a fixed price per share of approximately $32 upon the achievement of certain performance measures within five years of May 5, 2023, the effective date of the Fortress North America, LLC (“Fortress”) acquisition. These misstatements were the result of a failure to factor the option value of the potential share settlement into the fair value measurement adjustments of the milestone contingent consideration liability in the initial purchase price allocation and at each period subsequent to the acquisition. The fair value of the milestone contingent consideration liability error also resulted in an error in the initial purchase price

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
allocation. The reduction in the initial purchase price reduced goodwill recognized and subsequently, the goodwill impairment by approximately $8 million.

The Company operates a solar evaporation facility in Ogden, Utah, whereby brine sourced from the Great Salt Lake is separated and processed into potassium, sodium and magnesium salts. Previously, the Company did not account for costs incurred to operate the ponds prior to harvest as a component of work in process inventory, resulting in a misstatement. Corrections for the periods ended March 31, 2024 and December 31, 2023 are reflected in the restatement.

As previously disclosed in the Original Report, the Company also identified certain immaterial misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations. These misstatements were corrected via a voluntary immaterial correction of the Company's Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023 and December 31, 2023 as further described in Note 16 to the consolidated financial statements included within the Company’s Original Report and are also reflected in this restatement.

In addition, the Company has corrected an error in its interim non-GAAP Adjusted EBITDA calculation, which resulted in an understatement of its first and second-quarter consolidated Adjusted EBITDA in the Original Report. Finally, the Company has corrected certain errors that were previously identified and concluded as immaterial, individually and in the aggregate, to the financial statements for the three and six months ended March 31, 2024 and 2023.

The Company has corrected these errors in the Consolidated Financial Statements as of and for the periods ended December 31, 2023 and March 31, 2024 presented herein. Revisions to the Company’s previously reported disclosures have been reflected in this Note 1, “Accounting Policies and Basis of Presentation”; Note 4, “Inventories”; Note 5, “Property, Plant and Equipment, Net”; Note 6, “Goodwill and Intangible Assets”, Note 7, “Income Taxes”; Note 10, “Operating Segments”; Note 13, “Fair Value Measurements”; and Note 14, “Earnings Per Share”. A summary of the revisions to the Company’s previously reported financial statements is provided in Note 16, “Revisions to Prior Period Consolidated Financial Statements”.

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

On March 22, 2024, the Company was notified of the decision by the U.S. Forest Service that the Company would not be awarded a contract to supply its magnesium chloride-based aerial fire retardant for the calendar 2024 fire season. For purposes of the long-lived asset impairment evaluation, management grouped and tested the magnesium chloride-related assets given their unique classification and separately identifiable cash flows. As a result of the evaluation using the income approach, the Company impaired all magnesium chloride-related assets which resulted in a long-lived asset, net, impairment of $15.6 million (finite-lived intangible assets) and an impairment of $2.4 million (as restated) of inventory for the three and six months ended March 31, 2024. The long-lived asset impairment is included in loss on impairments, while the inventory impairment is reflected in product cost, both on the Consolidated Statements of Operations. The undiscounted cash flows for the remaining Fortress assets were greater than their carrying value resulting in no incremental impairment. Management will continue to monitor events and circumstances that would require a future test of recoverability on the remaining Fortress long-lived assets.

The Company performed the interim goodwill impairment tests consistent with its approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim goodwill impairment test, the Company recognized impairment charges totaling $83.0 million (as restated) included in loss on impairments, on the Consolidated Statements of Operations for both the three and six months ended March 31, 2024. Goodwill impairment of $51.0 million was related to the Company’s Plant Nutrition segment, primarily due to decreases in projected future revenues and cash flows and an increase in discount rates due to the uncertain regulatory environment in Utah. The remaining goodwill impairment of $32.0 million (as restated) was related to the Company’s Fortress reporting unit (included in the Corporate and Other segment), primarily due to changes in assumptions surrounding the magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Following the impairment charges, there is no remaining goodwill balance for the Plant Nutrition and Fortress reporting units. Refer to Note 6 for a summary of goodwill by segment. A summary of the impairments incurred for the three and six months ended March 31, 2024, is detailed below (in millions):

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Impairment	Financial Statement Line Item	Segment	Three Months Ended March 31, 2024	Six Months Ended March 31, 2024
Lithium long-lived assets, net	Loss on impairments	Corporate & Other	$—	$74.8
Plant Nutrition goodwill	Loss on impairments	Plant Nutrition	51.0	51.0
Fortress goodwill (restated)	Loss on impairments	Corporate & Other	32.0	32.0
Fortress long-lived assets, net	Loss on impairments	Corporate & Other	15.6	15.6
Fortress inventory (restated)	Product cost	Corporate & Other	2.4	2.4
Total (restated)			$101.0	$175.8

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

The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue growth rates, long-term operating margin, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in the Company’s fair value estimates is consistent with the its operating plan and is dependent on the successful execution of its long-term business plan, overall industry growth rates and the competitive environment. The discount rate could be adversely impacted by changes in the macroeconomic environment and volatility in the equity and debt markets. Although management believes its estimate of fair value is reasonable, if the future financial performance falls below expectations or there are unfavorable revisions to significant assumptions, or if the Company’s market capitalization declines, an additional non-cash goodwill or long-lived asset impairment charge may be required in a future period.

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” within Part II, Item 8 of its 2023 Form 10-K/A. There were no material changes in the Company’s significant accounting policies from those described in its 2023 Form 10-K/A.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

See Note 10 for a disaggregation of sales by segment, type and geographical region.

4.    Inventories:

Inventories consist of the following (in millions):

	March 31, 2024	September 30, 2023
	(Restated)	(Restated)
Finished goods	$278.6	$319.3
Work in process	7.3	7.3
Raw materials and supplies(a)	88.2	72.9
Total inventories	$374.1	$399.5
(a)Excludes certain raw materials and supplies of $35.8 million as of both June 30, 2024 and September 30, 2023, that are not expected to be consumed within the next twelve months, are included in Other noncurrent assets in the Consolidated Balance Sheets.

5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	March 31, 2024	September 30, 2023
		(Restated)
Land, buildings and structures, and leasehold improvements	$550.4	$547.9
Machinery and equipment	1,131.4	1,102.0
Office furniture and equipment	22.3	21.6
Mineral interests	169.6	169.1
Construction in progress	60.2	113.3
	1,933.9	1,953.9
Less: accumulated depreciation and depletion	(1,140.4)	(1,101.4)
Property, plant and equipment, net	$793.5	$852.5

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The Company had been pursuing the development of a sustainable lithium salt resource to support the North American battery market. The passage of Utah House Bill 513 in March 2023 and the subsequent rulemaking process altered certain aspects of the regulatory landscape that will govern the development of lithium at the Great Salt Lake, introducing uncertainty into how development would proceed. As previously disclosed in the Company’s 2023 Form 10-K/A, the Company indefinitely paused new investment in its lithium development project pending greater clarity on the evolving regulatory environment in Utah. In December of 2023, a revised draft of the aforementioned rulemaking was published that continued to be, in the Company's assessment, adverse to its lithium development project. In addition, in December of 2023, the Company further refined its engineering estimates that, taken together with the proposed rules and decline in market price for lithium products, would result in inadequate risk-adjusted returns on capital.

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

6.    Goodwill and Intangible Assets:
Changes in the carrying amount of goodwill are summarized as follows (in millions):

	Plant Nutrition	Corporate & Other	Consolidated
		(Restated)	(Restated)
Balance as of September 30, 2023	$51.1	$37.7	$88.8
Foreign currency translation adjustment	0.2	0.2	0.4
Balance as of December 31, 2023	$51.3	$37.9	$89.2
Foreign currency translation adjustment	(0.3)	—	(0.3)
Impairments	(51.0)	(32.0)	(83.0)
Balance as of March 31, 2024	$—	$5.9	$5.9

In the second quarter of fiscal 2024, there were indicators necessitating an interim impairment test of the Company’s goodwill based on the Company’s review of its operating performance, among other factors, for the relevant reporting units. Refer to Note 1 for additional details. In addition to the Plant Nutrition and Fortress impairments, the remaining change in goodwill between September 30, 2023, and March 31, 2024 was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended March 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the six months ended March 31, 2024, an additional valuation allowance of $26.9 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The additional valuation allowance is primarily the result of impairments recognized during the six months ended March 31, 2024, The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

As of March 31, 2024, and September 30, 2023, the Company had $65.5 million and $65.4 million, respectively of gross federal NOL carryforwards that have no expiration date and $2.9 million at March 31, 2024 and September 30, 2023 of net operating tax-effected state NOL carryforwards which expire beginning in 2035.

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

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s 2023 Form 10-K/A.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

On April 24, 2024, the Company, one of its former officers and three current officers were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the District of Kansas, alleging that the Company and such officers made misleading statements damaging shareholders relating to the Company’s fire retardant business. The Company intends to vigorously defend these allegations. At this time, the Company is unable to assess with any certainty what, if any, damages could be awarded in this matter.

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

Segment information is as follows (in millions):

Three Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$310.4	$50.1	$3.5	$364.0
Intersegment sales	—	0.7	(0.7)	—
Shipping and handling cost	104.0	6.6	—	110.6
Operating earnings (loss) (restated)(b)(c)(d)	65.8	(53.0)	(52.1)	(39.3)
Depreciation, depletion and amortization	16.2	8.7	1.9	26.8
Total assets (as of end of period) (restated)	996.5	423.3	237.9	1,657.7

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Three Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$360.5	$47.7	$2.9	$411.1
Intersegment sales	—	1.4	(1.4)	—
Shipping and handling cost	124.0	6.1	—	130.1
Operating earnings (loss)(c)(d)	73.1	(0.7)	(24.5)	47.9
Depreciation, depletion and amortization	14.8	8.1	1.6	24.5
Total assets (as of end of period) (restated)	913.6	481.6	398.4	1,793.6

Six Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$584.7	$99.8	$21.2	$705.7
Intersegment sales	—	3.8	(3.8)	—
Shipping and handling cost	187.7	13.6	0.6	201.9
Operating earnings (loss) (restated)(b)(c)(d)	116.7	(55.3)	(154.3)	(92.9)
Depreciation, depletion and amortization	31.4	17.1	3.8	52.3

Six Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$668.6	$89.3	$5.6	$763.5
Intersegment sales	—	4.3	(4.3)	—
Shipping and handling cost	226.7	10.8	—	237.5
Operating earnings (loss)(c)(d)	120.2	10.3	(54.7)	75.8
Depreciation, depletion and amortization	28.7	16.4	3.3	48.4

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$227.6	$—	$—	$227.6
Consumer & Industrial Salt	82.8	—	—	82.8
SOP	—	50.8	—	50.8
Fire Retardant	—	—	0.1	0.1
Eliminations & Other	—	(0.7)	3.4	2.7
Sales to external customers	$310.4	$50.1	$3.5	$364.0

Three Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$273.7	$—	$—	$273.7
Consumer & Industrial Salt	86.8	—	—	86.8
SOP	—	49.1	—	49.1
Eliminations & Other	—	(1.4)	2.9	1.5
Sales to external customers	$360.5	$47.7	$2.9	$411.1

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Six Months Ended March 31, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$387.0	$—	$—	$387.0
Consumer & Industrial Salt	197.7	—	—	197.7
SOP	—	103.6	—	103.6
Fire Retardant	—	—	14.1	14.1
Revenue from Services	—	—	0.5	0.5
Eliminations & Other	—	(3.8)	6.6	2.8
Sales to external customers	$584.7	$99.8	$21.2	$705.7

Six Months Ended March 31, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$464.0	$—	$—	$464.0
Consumer & Industrial Salt	204.6	—	—	204.6
SOP	—	93.6	—	93.6
Eliminations & Other	—	(4.3)	5.6	1.3
Sales to external customers	$668.6	$89.3	$5.6	$763.5
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
(b)The Company recognized impairments of $101.0 million (as restated) and $175.8 million (as restated) for the three and six months ended March 31, 2024, respectively, which impacted operating results. Refer to Note 1 for additional information regarding the Plant Nutrition and Fortress impairments and Note 5 for additional information about the impairment of lithium development assets.
(c)Corporate operating results were impacted by net gains of $23.8 million (as restated) and $22.2 million (as restated) related to the decline in the valuation of the Fortress contingent consideration for the three and six months ended March 31, 2024, respectively. Corporate operating results also include net reimbursements related to the settled SEC investigation of $0.4 million and $0.1 million for the three and six months ended March 31, 2023, respectively. Refer to Note 9 for more information regarding the SEC investigation and settlement and Note 13 for information regarding the Fortress contingent consideration.
(d)The Company continued to take steps to align its cost structure to its current business needs. These initiatives impacted Corporate operating results and resulted in severance and related charges, excluding stock-based compensation forfeitures, for reductions in workforce and changes to executive leadership and additional restructuring costs related to the termination of the Company’s lithium development project of $12.1 million and $15.7 million for the three and six months ended March 31, 2024, respectively, and $3.3 million for the three and six months ended March 31, 2023.

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
11.    Stockholders’ Equity and Equity Instruments:

Equity Compensation Awards

In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (as amended, the “2020 Plan”), which authorized the issuance of 2,977,933 shares of Company common stock. In February 2022, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 750,000 shares of Company stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Incentive Award Plan (as amended, the “2015 Plan”). Since the approval of the 2015 Plan in May 2015, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan, the 2015 Plan and the 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. For additional information regarding equity awards issued under the Company’s incentive plans refer to “Note 16 – Stockholder’s Equity and Equity Instruments” within Part II, Item 8 of its 2023 Form 10-K/A.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	September 30, 2023	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$2.6	$2.6	$—	$—
Derivatives not designated as hedging instruments - natural gas instruments, net	0.1	—	0.1	—
Total Assets	$2.7	$2.6	$0.1	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(1.4)	$—	$(1.4)	$—
Liabilities related to non-qualified savings plan	(2.6)	(2.6)	—	—
Total Liabilities	$(4.0)	$(2.6)	$(1.4)	$—
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

In connection with the acquisition of Fortress, the Company entered into a contingent consideration arrangement (milestone and earnout payments). The fair value of the milestone contingent consideration is estimated using a probability-weighted discounted cash flow model with significant inputs not observable in the market and is therefore considered a Level 3 measurement while the earn-out is valued using a Monte Carlo simulation, also a Level 3 measurement. For the three and six months ended March 31, 2024, the Company recorded income of $23.8 million and $22.2 million, respectively. The change in the second quarter of fiscal 2024 is reflective of milestone and earn-out payments made related to calendar year 2023 activity and recent developments related to the Company’s magnesium chloride-based fire retardants, as discussed further in Note 1. The change is recorded in other operating (income) expense in the Consolidated Statement of Operations to reflect the contingent consideration liability at its fair value as of March 31, 2024. The Company will continue to recognize remeasurement changes in the estimated fair value of contingent consideration in earnings at each reporting date until all contingencies are resolved. Refer to Note 2 for a discussion of the milestone and earnout payments.

The following table presents the fair value of the Company’s total contingent consideration arrangement (in millions):

Consolidated Balance Sheet Location	March 31, 2024	September 30, 2023
	(Restated)	(Restated)
Accrued expenses and other current liabilities	$—	$7.3
Other noncurrent liabilities	7.8	31.8
Total contingent consideration	$7.8	$39.1

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
14.    Earnings per Share:

The Company calculates earnings per share using the two-class method. The two-class method requires allocating the Company’s net earnings to both common shares and participating securities. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(Restated)		(Restated)
Numerator:
Net loss from continuing operations	$(38.9)	$(21.6)	$(114.2)	$(21.9)
Less: net earnings allocated to participating securities(a)	(0.1)	(0.1)	(0.2)	(0.2)
Net loss available to common stockholders	$(39.0)	$(21.7)	$(114.4)	$(22.1)

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	41,306	41,110	41,255	40,423
Weighted-average awards outstanding(b)	—	—	—	—
Shares for diluted earnings per share	41,306	41,110	41,255	40,423

Basic net loss per common share	$(0.94)	$(0.53)	$(2.77)	$(0.55)
Diluted net loss per common share	$(0.94)	$(0.53)	$(2.77)	$(0.55)
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

On December 20, 2023 and March 20, 2024, the Company paid a cash dividend to its stockholders of record at the close of business on December 11, 2023 and March 11, 2024, respectively, in the amount of $0.15 per share. Koch Minerals & Trading, LLC received approximately $1.0 million and $2.1 million in respect to its common shares for the three and six months ended March 31, 2024, respectively.

16.    Restatement of Previously Issued Financial Statements:

As disclosed in Note 1, the Company identified misstatements related to the fair value measurement of the Fortress milestone contingent consideration liability. The restatement of the fair value of the milestone contingent consideration liability resulted in a decrease to net earnings of approximately $1.3 million for the three months ended December 31, 2023, and changes of $0.4 million and $(0.9) million for the three and six months ended March 31, 2024, respectively, as a result of changes in the fair value measurement adjustments of the milestone contingent consideration. Net earnings were also impacted by a decrease to the loss on impairment related to the impairment of Fortress goodwill, which had been overstated by approximately $8.0 million since the initial acquisition date. As such, the Company's consolidated financial statements as of and for the period ended March 31, 2024 have been restated and the Company is providing certain restated interim financial information as of and for the period ended December 31, 2023 in this Form 10-Q/A. The Company's consolidated financial statements as of March 31, 2024 have also been restated to correct immaterial errors that were previously identified but were below the Company’s correction threshold.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The Company operates a solar evaporation facility in Ogden, Utah, whereby brine sourced from the Great Salt Lake is separated and processed into potassium, sodium and magnesium salts. Previously, the Company did not account for costs incurred to operate the ponds prior to harvest as a component of work in process inventory, resulting in a misstatement. Corrections for the periods ended March 31, 2024 and December 31, 2023 are reflected in the tables below.

The Company also identified certain immaterial misstatements in the historical presentation of its Consolidated Statements of Cash Flows. The misstatements were the result of the Company not reflecting the appropriate amount of non-cash capital expenditures in accounts payable in its operating and investing cash flows and had no effect on the Company’s Consolidated Balance Sheets or its Consolidated Statements of Operations. These misstatements were corrected via a voluntary immaterial correction of the Company's Consolidated Statements of Cash Flows for the interim periods ended March 31, 2023 and December 31, 2023 as further described in Note 16 to the consolidated financial statements included within the Company’s Original Report. These corrections are also reflected in the cash flow tables below.

In the tables below, the As Previously Reported amounts represent the amounts previously reported in the Original Report or the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 (the “Q1 2024 Form 10-Q”), while the As Restated amounts reflect the adjustments described above.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the restatements described above on the Company’s Consolidated Balance Sheets are as follows:

	March 31, 2024
	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents(a)	$40.0	$38.3
Receivables, less allowance for doubtful accounts	143.0	143.0
Inventories(b)	367.7	374.1
Other(c)	47.4	48.4
Total current assets	598.1	603.8
Property, plant and equipment, net	793.5	793.5
Intangible assets, net	102.0	102.0
Goodwill	5.9	5.9
Other(c)	152.6	152.5
Total assets	$1,652.1	$1,657.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$5.0
Accounts payable(a)	88.5	86.7
Accrued salaries and wages(d)	18.7	18.6
Income taxes payable(c)	13.9	13.8
Accrued interest	12.9	12.9
Accrued expenses and other current liabilities(e)	61.9	62.3
Total current liabilities	200.9	199.3
Long-term debt, net of current portion	872.2	872.2
Deferred income taxes, net(c)	59.6	59.5
Other noncurrent liabilities(f)	131.7	126.3
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares	$0.4	$0.4
Additional paid-in capital	419.7	419.7
Treasury stock, at cost — 865,027 shares at March 31, 2024	(10.1)	(10.1)
Retained earnings(g)	81.3	94.0
Accumulated other comprehensive loss	(103.6)	(103.6)
Total stockholders’ equity	387.7	400.4
Total liabilities and stockholders’ equity	$1,652.1	$1,657.7
(a)As Restated amounts reflect a decrease of $1.7 million related to a reclassification related to checks written in excess of accounts payable balance and other immaterial corrections to accounts payable.
(b)As Restated amount reflects an increase of $7.3 million related to the work in process inventory correction, partially offset by a decrease of $0.9 million related to additional Fortress inventory impairment and an inventory valuation correction.
(c)As Restated amounts reflect the tax impact of the errors.
(d)As Restated amount reflects a net decrease of $0.1 million related to the correction of worker’s compensation reserve, offset by the correction of vacation accrual.
(e)As Restated amount reflects an increase of $0.4 million related to the correction of the Fortress contingent liability and an interest expense adjustment.
(f)As Restated amount reflects a decrease of $5.4 million primarily as a result of the correction of the Fortress contingent liability.
(g)As Restated amount reflects net increases of $7.3 million related to the work in process inventory correction and $5.4 million related to the income statement impact of the various error corrections.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	December 31, 2023
	As Previously Reported	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$38.3	$38.3
Receivables, less allowance for doubtful accounts	168.6	168.6
Inventories(a)	392.5	400.3
Other	28.4	28.4
Total current assets	627.8	635.6
Property, plant and equipment, net	803.0	803.0
Intangible assets, net	119.5	119.5
Goodwill(b)	97.2	89.2
Other(c)	157.8	157.9
Total assets	$1,805.3	$1,805.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.0	$5.0
Accounts payable	85.9	85.9
Accrued salaries and wages(d)	19.5	19.8
Income taxes payable(c)	2.1	3.4
Accrued interest	4.4	4.4
Accrued expenses and other current liabilities(f)	87.4	85.7
Total current liabilities	204.3	204.2
Long-term debt, net of current portion	908.7	908.7
Deferred income taxes, net(c)	60.7	60.8
Other noncurrent liabilities(e)	171.8	168.1
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares	0.4	0.4
Additional paid-in capital	424.8	424.8
Treasury stock, at cost — 976,106 shares at December 31, 2023	(9.3)	(9.3)
Retained earnings(f)	135.6	139.2
Accumulated other comprehensive loss	(91.7)	(91.7)
Total stockholders’ equity	459.8	463.4
Total liabilities and stockholders’ equity	$1,805.3	$1,805.2
(a)As Restated amount reflects increases of $7.3 million related to the work in process inventory correction and $0.5 million related to an inventory valuation correction.
(b)As Restated amount reflects a decrease of $8.0 million of goodwill related to the correction of the Fortress contingent consideration liability.
(c)As Restated amounts reflect the tax impact of the errors.
(d)As Restated amount reflects an increase of $0.3 million related to the correction of vacation accrual.
(e)As Restated amounts reflects an increase of $1.3 million in accrued income taxes, $0.1 million in other assets and $0.1 million in deferred income taxes related to the tax impacts of the error corrections.
(f)As Restated amounts reflect an increase of $7.3 million related to the work in process inventory correction, partially offset by a decrease of $3.7 million in other noncurrent liabilities related to the correction of the Fortress contingent consideration liability and an inventory valuation correction.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the restatements described above on the Company’s Consolidated Statement of Operations are as follows:

	Three Months Ended March 31, 2024		Six Months Ended March 31, 2024
	As Previously Reported	As Restated	As Previously Reported	As Restated
Sales	$364.0	$364.0	$705.7	$705.7
Shipping and handling cost	110.6	110.6	201.9	201.9
Product cost(a)	180.5	181.6	360.3	360.9
Gross profit	72.9	71.8	143.5	142.9
Selling, general and administrative expenses	33.3	33.3	79.0	79.0
Loss on impairments(b)	106.6	98.6	181.4	173.4
Other operating income(c)	(21.2)	(20.8)	(15.8)	(16.6)
Operating loss	(45.8)	(39.3)	(101.1)	(92.9)

Other (income) expense:
Interest income	(0.2)	(0.2)	(0.6)	(0.6)
Interest expense(d)	17.1	17.3	32.9	33.2
Gain on foreign exchange	(2.5)	(2.5)	(0.6)	(0.6)
Other expense, net	0.9	0.9	1.6	1.6
Loss before income taxes	(61.1)	(54.8)	(134.4)	(126.5)
Income tax benefit(e)	(13.1)	(15.9)	(11.3)	(12.3)
Net loss	$(48.0)	$(38.9)	$(123.1)	$(114.2)

Basic net loss per common share	$(1.16)	$(0.94)	$(2.99)	$(2.77)
Diluted net loss per common share	$(1.16)	$(0.94)	$(2.99)	$(2.77)

Weighted-average common shares outstanding (in thousands):
Basic	41,306	41,306	41,255	41,255
Diluted	41,306	41,306	41,255	41,255
(a)As Restated amounts reflect a change of $1.1 million and $0.6 million in the three months and six months ended March 31, 2024, respectively, consisting of corrections related to additional Fortress inventory impairment, an inventory valuation correction and vacation accrual corrections.
(b)As Restated amounts reflect a change of $8.0 million in both the three months and six months ended March 31, 2024 related to the Fortress contingent consideration correction.
(c)As Restated amounts reflect a change of $0.4 million and $0.8 million for the three and six months ended March 31, 2024, respectively, related to the Fortress contingent consideration correction.
(d)As Restated amounts reflect an increase of $0.2 million and $0.3 million for the three and six months ended March 31, 2024, respectively, related to interest expense error corrections.
(e)As Restated amounts reflect a decrease of $2.8 million and $1.0 million for the three and six months ended March 31, 2024, respectively, related to the tax impact of the error corrections.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Three Months Ended December 31, 2023
	As Previously Reported	As Restated
Sales	$341.7	$341.7
Shipping and handling cost	91.3	91.3
Product cost(a)	179.8	179.3
Gross profit	70.6	71.1
Selling, general and administrative expenses	45.7	45.7
Loss on impairments	74.8	74.8
Other operating expense(b)	5.4	4.2
Operating loss	(55.3)	(53.6)

Other (income) expense:
Interest income	(0.4)	(0.4)
Interest expense(c)	15.8	15.9
Loss on foreign exchange	1.9	1.9
Other expense, net	0.7	0.7
Loss before income taxes	(73.3)	(71.7)
Income tax expense(d)	1.8	3.6
Net loss	$(75.1)	$(75.3)

Basic net loss per common share	$(1.83)	$(1.83)
Diluted net loss per common share	$(1.83)	$(1.83)

Weighted-average common shares outstanding (in thousands):
Basic	41,205	41,205
Diluted	41,205	41,205
(a)As Restated amount reflects a change of $0.5 million related to an inventory valuation correction.
(b)As Restated amount reflects a change of $1.2 million related to the Fortress contingent consideration correction.
(c)As Restated amount reflects a change of $0.1 million related to an interest expense error correction.
(d)As Restated amount reflects a change of $1.8 million related to the tax impact of the error corrections.

The following table presents the effects of the revisions to the Company’s Consolidated Statements of Stockholders’ Equity:

	Retained Earnings
(In millions)	As Previously Reported	As Restated
Balance, September 30, 2023(a)	$217.1	$220.9
Balance, December 31, 2023(a)	135.6	139.2
Balance, March 31, 2024(a)	81.3	94.0
(a)As Restated amounts reflect changes related to the Fortress contingent consideration correction, the work in process inventory correction and the correction of other immaterial errors.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The effects of the restatements described above on the Company’s Consolidated Statement of Cash Flows are as follows:

	Six Months Ended March 31, 2024
	As Previously Reported	As Restated
Cash flows from operating activities:
Net loss(a)	$(123.1)	$(114.2)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	52.3	52.3
Amortization of deferred financing costs	1.2	1.2
Stock-based compensation	7.0	7.0
Deferred income taxes	0.8	0.8
Unrealized foreign exchange gain	(0.7)	(0.7)
Loss on impairments(b)	181.4	173.4
Net gain from remeasurement of contingent consideration(c)	(21.4)	(22.2)
Other, net(d)	2.0	2.1
Changes in operating assets and liabilities:
Receivables(d)	(12.7)	(12.9)
Inventories(d)	26.7	27.5
Other assets(d)	(10.3)	(11.8)
Accounts payable and accrued expenses and other current liabilities(e)	(71.2)	(57.2)
Other liabilities(c)	(9.7)	(11.4)
Net cash provided by operating activities	22.3	33.9
Cash flows from investing activities:
Capital expenditures(f)	(65.3)	(78.6)
Other, net	(1.1)	(1.1)
Net cash used in investing activities	(66.4)	(79.7)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	217.2	217.2
Principal payments on revolving credit facility borrowings	(176.5)	(176.5)
Proceeds from issuance of long-term debt	69.4	69.4
Principal payments on long-term debt	(38.0)	(38.0)
Payments for contingent consideration	(9.1)	(9.1)
Dividends paid	(12.7)	(12.7)
Deferred financing costs	(2.1)	(2.1)
Shares withheld to satisfy employee tax obligations	(1.8)	(1.8)
Other, net	(1.1)	(1.1)
Net cash provided by financing activities	45.3	45.3
Effect of exchange rate changes on cash and cash equivalents	0.1	0.1
Net change in cash and cash equivalents	1.3	(0.4)
Cash and cash equivalents, beginning of the year	38.7	38.7
Cash and cash equivalents, end of period	$40.0	$38.3
(a)As Restated amount reflects the impact of the Fortress contingent consideration correction and other error corrections.
(b)As Restated amount reflects a reduction to the impairment as a result of the Fortress correction.
(c)As Restated amounts reflect the correction of the Fortress contingent consideration and other error corrections.
(d)As Restated amounts reflect the correction of other immaterial errors.
(e)As Restated amount reflects the impacts of a $13.6 million noncash correction of capital expenditures in accounts payable, a net correction for Fortress contingent consideration and other immaterial error corrections.
(f)As Restated amount reflects the impact of a $13.6 million noncash capital expenditures in account payable correction and other immaterial error corrections.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Three Months Ended December 31, 2023
	As Previously Reported	As Restated
Cash flows from operating activities:
Net loss(a)	$(75.1)	$(75.3)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation, depletion and amortization	25.5	25.5
Amortization of deferred financing costs	0.6	0.6
Stock-based compensation	11.9	11.9
Deferred income taxes	0.6	0.6
Unrealized foreign exchange loss	1.7	1.7
Loss on impairment of long-lived assets, net	74.8	74.8
Other, net	1.5	1.5
Changes in operating assets and liabilities:
Receivables(b)	(37.4)	(37.6)
Inventories(b)	8.3	7.8
Other assets(b)	4.6	4.0
Accounts payable and accrued expenses and other current liabilities(c)	(80.2)	(65.4)
Other liabilities	(2.4)	(2.4)
Net cash used in operating activities	(65.6)	(52.3)
Cash flows from investing activities:
Capital expenditures(d)	(35.3)	(48.6)
Other, net	(0.7)	(0.7)
Net cash used in investing activities	(36.0)	(49.3)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings(e)	88.7	102.4
Principal payments on revolving credit facility borrowings(e)	(17.8)	(31.5)
Proceeds from issuance of long-term debt	38.4	38.4
Principal payments on long-term debt	(1.2)	(1.2)
Dividends paid	(6.4)	(6.4)
Shares withheld to satisfy employee tax obligations	(0.8)	(0.8)
Net cash provided by financing activities	100.9	100.9
Effect of exchange rate changes on cash and cash equivalents	0.3	0.3
Net change in cash and cash equivalents	(0.4)	(0.4)
Cash and cash equivalents, beginning of the year	38.7	38.7
Cash and cash equivalents, end of period	$38.3	$38.3
(a)As Restated amounts reflect the impact of the Fortress contingent consideration correction and other error corrections.
(b)As Restated amounts reflect a miscellaneous receivable error correction, an inventory valuation correction and the reversal of deferred cost related to other assets.
(c)As Restated amount reflects the impacts of a $13.6 million noncash capital expenditures in accounts payable correction, a $0.6 million Fortress contingent consideration correction and other immaterial error corrections.
(d)As Restated amount reflects an impact of a $13.6 million noncash capital expenditures in account payable correction and the correction of an error related to construction-in-process, previously recorded in receivables.
(e)As Restated amounts reflect the correction of an error in borrowing classification.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Six Months Ended March 31, 2023
(in millions)	As Previously Reported	Adjustments	As Restated(a)
Cash flows from operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses and other current liabilities	$35.6	$5.6	$41.2
Net cash provided by operating activities	143.9	5.6	149.5
Cash flows from investing activities:
Capital expenditures	(43.7)	(5.6)	(49.3)
Net cash used in investing activities	$(44.0)	$(5.6)	$(49.6)
(a)As Restated amounts reflect the changes related to the non-cash capital expenditures in accounts payable correction.

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

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; our continued ability to access ambient lake brine in the Great Salt Lake; the termination of our lithium development project; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; the inability to fund necessary capital expenditures or successfully complete capital projects; uncertainties in estimating our economically recoverable reserves and resources; the useful life of our mine properties; conversion of mineral resources into mineral reserves; strikes, other forms of work stoppage or slowdown or other union activities; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us; our payment of any dividends; financial assurance requirements; the seasonal demand for our products; the impact of anticipated changes in potash product prices and customer application rates; the impact of competition on the sales of our products; inflation risks; increasing costs or a lack of availability of transportation services; risks associated with our international operations and sales, including changes in currency exchange rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with environmental, health and safety laws and regulations; environmental liabilities; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; changes in laws, industry standards and regulatory requirements; product liability claims and product recalls; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; our ability to successfully implement our strategies; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses; outbreaks of contagious disease or similar public health threats; domestic and international general business and economic conditions; our ability to successfully remediate the material weakness in our internal controls over financial reporting disclosed in this Form 10-Q/A; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Amended Annual Report on Form 10-K/A for the annual period ended September 30, 2023 (“2023 Form 10-K/A”).

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

Critical Accounting Estimates

Preparation of our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments result primarily from the need to make estimates about matters that are inherently uncertain. Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, Note 2 to the Consolidated Financial Statements included in our 2023 Form 10-K/A, describe the significant accounting estimates and policies used in preparation of our consolidated financial statements.

As previously disclosed in the 2023 Form 10-K and as discussed in Item 1, Note 5 of our Consolidated Financial Statements included in this Form 10-Q/A, we indefinitely paused new investment in the lithium salt project pending greater clarity on the evolving regulatory environment in Utah. In December of 2023, a revised draft of rules was proposed, project engineering estimates were refined and, taken together with the decline in market price of lithium products, we determined to terminate the lithium development. Consequently, we evaluated the capitalized assets and recorded an impairment charge of $74.8 million for the six months ended March 31, 2024, including $5.9 million associated with future commitments as of March 31, 2024. Additional restructuring charges of $1.7 million were recorded in other operating (income) expense during the three months ended March 31, 2024. The impairment charges were recognized to value the assets at estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. The determination of fair value of these assets requires us to make estimates and assumptions that include, but are not limited to, estimated proceeds to be received upon sale or return of the equipment, assumptions about the ability to redeploy equipment and materials to other parts of the business and estimates regarding the utility value and replacement cost of the equipment redeployed. Actual proceeds received from asset sales or returns and our ability to utilize the assets may vary from our estimates resulting in further impairment.

As discussed in Item 1, Note 1 of our Consolidated Financial Statements included in this Form 10-Q/A, as a result of a sustained decrease in our publicly quoted share price and market capitalization continuing into fiscal 2024 and recent developments related to our magnesium chloride-based fire retardants impacting our Fortress business, we determined that there were indicators for impairment which necessitated impairment testing of long-lived assets and goodwill. As a result of the evaluation, we recorded a long-lived asset impairment, net, of $15.6 million, an inventory impairment of $2.4 million and goodwill impairment of $32.0 million related to Fortress and goodwill impairment of $51.0 million related to Plant Nutrition. In connection with the impairments, we determined the estimated fair value for each reporting unit based on discounted cash flow projections (income approach), market values for comparable businesses (market approach) or a combination of both. The determination of fair value of the reporting units requires us to make estimates and assumptions that include, but are not limited to, discount rates, long-term revenue growth rates and the amount and timing of expected future cash flows. Our estimates may differ from actual future cash flows. Management does not believe that the remaining goodwill balance in its Corporate and Other reporting unit is currently at risk of impairment as of March 31, 2024.

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

Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of March 31, 2024, we operated 12 production and packaging facilities, including:
•The largest rock salt mine in the world in Goderich, Ontario, Canada;
•The largest dedicated rock salt mine in the U.K. in Winsford, Cheshire;

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

As discussed above in Critical Accounting Policies and in Item 1, Note 1 of our Consolidated Financial Statements, we recognized a long-lived asset impairment, net, of $15.6 million, an inventory impairment of $2.4 million and goodwill impairment of $32.0 million related to Fortress and goodwill impairment of $51.0 million related to Plant Nutrition. Failure to obtain full qualification by the USFS or a decision by the USFS not to enter into commercial agreements with respect to Fortress’s magnesium or non-magnesium chloride-based fire retardant products could result in additional impairments related to the Fortress business.

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
•Operating loss of $39.3 million decreased $87.2 million from operating income of $47.9 million in the prior-year period, primarily reflecting the impairments in our Fortress business and Plant Nutrition segment (see Item 1, Note 1) and lower Salt operating earnings. Corporate and Other operating loss increased from the prior year primarily due to $50.0 million of goodwill, long-lived asset and inventory impairments related to our Fortress business and $1.7 million restructuring charges related to the terminated lithium development. The increases were partially offset by the non-cash reduction in our Fortress-related contingent consideration of $23.8 million. Plant Nutrition operating earnings decreased due primarily to a write-off of the goodwill balance as a result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment (see Item 1, Note 1). Salt operating earnings decreased due to a 21% decline in Salt sales volumes due to winter weather in the quarter which was substantially below normal levels.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 23.6%, or $18.3 million, benefiting from a $23.8 million gain recorded in the current period related to the decline in the valuation of the Fortress contingent consideration.
•Diluted net loss per common share of $0.94 increased by $0.41 from $0.53 per common share in the prior-year period.

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
•Operating loss of $92.9 million decreased $168.7 million from operating income of $75.8 million in the prior-year period, primarily reflecting the impairments related to our previous lithium development project (see Item 1, Note 5), our Fortress business and the Plant Nutrition segment (see Item 1, Note 1) and lower Plant Nutrition and Salt operating earnings. Corporate and Other operating loss increased from the prior year primarily due to a $74.8 million lithium asset impairment and $50.0 million of goodwill, long-lived asset and inventory impairments related to the Fortress business. The increases were partially offset by the net non-cash reduction in our Fortress-related contingent consideration of $22.2 million. Plant Nutrition operating earnings decreased due primarily to a $51.0 million goodwill impairment and lower sales prices, which were partially offset by lower per-unit product and distribution costs. In addition, Salt operating earnings decreased due to lower Salt sales volumes and higher per-unit product costs, partially offset by higher average sales prices.
•Adjusted EBITDA increased by 13%, or $18.7 million, benefiting from a $22.2 million net gain recorded in the current year-to-date period related to the decline in the valuation of the Fortress contingent consideration.
•Diluted net loss per common share of $2.77 increased by $2.22 from $0.55 per common share in the prior-year period.

THREE AND SIX MONTHS ENDED MARCH 31
Commentary: Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Gross Profit: Decreased 16%, or $13.4 million; Gross Margin decreased 1 percentage point to 20%
•Salt segment gross profit decreased $8.2 million primarily due to lower sales volumes and higher per-unit product costs, which were partially offset by higher average sales prices (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $1.4 million due to lower average sales prices, which were partially offset by lower per-unit product and distribution costs (see Plant Nutrition operating results).
•Gross profit was also negatively impacted by costs incurred related to the Fortress fire retardant business acquired in May 2023.

Commentary: Six Months Ended March 31, 2024 Compared to Six Months Ended March 31, 2023

Gross Profit: Decreased 8%, or $12.3 million; Gross Margin remained unchanged at 20%
•Salt segment gross profit decreased $5.8 primarily due to lower sales volumes and higher per-unit product costs, which were partially offset by higher average sales prices (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $14.9 million due to lower average sales prices, which were partially offset by lower per-unit product and distribution costs and higher sales volumes (see Plant Nutrition operating results).
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

Loss on Impairments: $98.6 million in the current-year period
•During the three months ended March 31, 2024, we performed an interim impairment test of our reporting units. As a result, we recognized goodwill impairments of $51.0 million related to our Plant Nutrition segment and $32.0 million related to our Fortress operations (within the Corporate and Other segment). The Plant Nutrition impairment was primarily the result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment. The Fortress impairment was primarily related to uncertainty surrounding our magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Also, during the three months ended March 31, 2024, we recognized a $15.6 million long-lived asset impairment, net, related to Fortress magnesium chloride-based products. See Item 1, Note 1 for additional information.

Other Operating (Income) Expense: Decreased $23.7 million from expense of $2.9 million to income of $20.8 million
•The decrease in other operating expense was primarily the result of a $23.8 million decrease in the contingent consideration related to the Fortress acquisition due to changes in projected revenues and cash flows from our magnesium chloride-based fire retardants. We also recognized additional restructuring charges of $1.7 million for the three months ended March 31, 2024 related to the termination of the lithium development (see Item 1, Note 5).

Interest Income: Decreased $1.7 million to $0.2 million
•The decrease in interest income during the current period is primarily due to the higher average cash balance in the prior year resulting from proceeds received from a private placement of our common stock.

Interest Expense: Increased $3.1 million to $17.3 million
•Interest expense increased $3.1 million due to higher interest rates and debt levels in the current period.

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

Income Tax (Benefit) Expense: Decreased $71.0 million from expense of $55.1 million to a benefit of $15.9 million
•The decrease in income tax expense was due primarily to a significant decrease in annual effective tax rate driven by a significant decrease in forecasted pretax book income for the remainder of the year. Additionally, the majority of the impairments recorded in the three months ended March 31, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate was 29% for the three months ended March 31, 2024, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S. for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, no tax benefit was recorded on the Plant Nutrition impairment as the impairment is not tax deductible.
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

Loss on Impairments: $173.4 million in the current-year period
•During the six months ended March 31, 2024, we recognized goodwill impairments of $51.0 million related to our Plant Nutrition segment and $32.0 million related to our Fortress operations (within the Corporate and Other segment). The Plant Nutrition impairment was primarily the result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment. The Fortress impairment was primarily related to uncertainty surrounding our magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Also, during the six months ended March 31, 2024, we recognized a $15.6 million long-lived asset impairment, net, related to Fortress magnesium chloride-based products. See Item 1, Note 1 for additional information.
•We recognized an impairment loss of $74.8 million for the six months ended March 31, 2024 related to the termination of the lithium development (see Item 1, Note 5).

Other Operating (Income) Expense: Decreased $19.8 million from expense of $3.2 million to income of $16.6 million
•The decrease in other operating expense was due to a decrease in the contingent consideration related to the Fortress acquisition, partially offset by severance costs resulting from the decision to discontinue the pursuit of the lithium development and corporate restructuring charges in the current period.

Interest Income: Decreased $2.4 million from $3.0 million to $0.6 million
•The decrease in interest income during the current period is primarily due to a higher average cash balance in the prior period resulting from proceeds received from the private placement of our common stock.

Interest Expense: Increased $5.1 million to $33.2 million
•Interest expense increased due to higher debt levels and higher interest rates in the current period.

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

Income Tax (Benefit) Expense: Decreased $79.3 million from expense of $67.0 million to a benefit of $12.3 million
•The decrease in income tax expense was due primarily to a significant decrease in the annual effective tax rate for fiscal year 2024 versus 2023, driven by a significant decrease in fiscal year 2024’s forecasted pretax book income for the remainder of the year. Additionally, the majority of the impairments recorded in the six months ended March 31, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate of 10% for the six months ended March 31, 2024 is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, the majority of the impairments recorded in the six months ended March 31, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
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

Salt Results

	QTD 2024	QTD 2023	YTD 2024	YTD 2023
Salt Sales (in millions)	$310.4	$360.5	$584.7	$668.6
Salt Operating Earnings (in millions)	$65.8	$73.1	$116.7	$120.2
Salt Sales Volumes (thousands of tons)
Highway deicing	3,045	3,915	5,311	6,816
Consumer and industrial	421	488	1,010	1,108
Total tons sold	3,466	4,403	6,321	7,924
Average Salt Sales Price (per ton)
Highway deicing	$74.72	$69.90	$72.86	$68.07
Consumer and industrial	$196.93	$177.77	$195.77	$184.63
Combined	$89.55	$81.87	$92.50	$84.37
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
•Salt operating earnings decreased 10%, or $7.3 million, due primarily to lower sales volumes for both highway and consumer and industrial products, which were partially offset by higher average sales prices.

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
•Salt operating earnings decreased 3%, or $3.5 million, due primarily to lower sales volumes for both highway and consumer and industrial products, which were partially offset by higher average sales prices.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Plant Nutrition Results

	QTD 2024	QTD 2023	YTD 2024	YTD 2023
Plant Nutrition Sales (in millions)	$50.1	$47.7	$99.8	$89.3
Plant Nutrition Operating (Loss) Earnings (in millions)	$(53.0)	$(0.7)	$(55.3)	$10.3
Plant Nutrition Sales Volumes (thousands of tons)	74	60	149	105
Plant Nutrition Average Sales Price (per ton)	$680	$796	$670	$851
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
•Plant Nutrition operating earnings decreased $52.3 million to a $53.0 million operating loss primarily due to the write-off of goodwill (see Item 1, Note 1) and lower averages sales prices, which was partially offset by lower per-unit product and distribution costs and higher sales volumes.

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
•Plant Nutrition operating earnings decreased $65.6 million to an operating loss of $55.3 million primarily reflecting the write-off of goodwill and lower average sales prices, which were partially offset by lower per-unit product and distribution costs and higher sales volumes.

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

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $375 million revolving credit facility and our $100.0 million revolving AR Securitization Facility. As of March 31, 2024, we had liquidity of approximately $276.0 million, comprised of $38.3 million of cash and cash equivalents and $237.7 million of availability under our $375 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of March 31, 2024, we had $11.8 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion, expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. Throughout fiscal years 2022 and 2023, we increased our repatriation expectation to include an additional $16 million from our U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada and in the third quarter of fiscal 2023, $15.6 million was repatriated from the U.K. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of March 31, 2024, consisting of a tax benefit of $0.7 million recorded in fiscal 2023 and tax expense of $4.5 million, most of which was recorded in years prior to fiscal 2021. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the six months ended March 31, 2024, an additional valuation allowance of $26.9 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

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
former lithium development project. However, during the first quarter of fiscal 2024, we ceased further development of the lithium project. For more information, refer to Item 1, Note 5 of our Consolidated Financial Statements and Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K/A.

The table below provides a summary of our cash flows by category:

SIX MONTHS ENDED MARCH 31, 2024	SIX MONTHS ENDED MARCH 31, 2023
Operating Activities:
Net cash provided by operating activities were $33.9 million	Net cash provided by operating activities were $149.5 million
» Net loss was $114.2 million.	» Net loss was $21.9 million.
» Non-cash depreciation and amortization expense was $52.3 million.	» Non-cash depreciation and amortization expense was $48.4 million.
» Non-cash stock-based compensation expense was $7.0 million.	» Non-cash stock-based compensation expense was $13.7 million.
» Non-cash loss on impairments was $173.4 million.	» Non-cash net loss in equity investees was $2.3 million.
» Non-cash net gain from remeasurement of contingent consideration was $22.2 million.	» Working capital items were a source of operating cash flows of $105.0 million.
» Working capital items were a use of operating cash flows of $65.8 million.
Investing Activities:
Net cash flows used in investing activities were $79.7 million	Net cash flows used in investing activities were $49.6 million
» Net cash flows used in investing activities included $78.6 million of capital expenditures.	» Net cash flows used in investing activities included $49.3 million of capital expenditures.
Financing Activities:
Net cash flows provided by financing activities were $45.3 million	Net cash flows provided by financing activities were $102.9 million
» Included net proceeds from the issuance of debt of $72.1 million.	» Included net payments on our debt of $123.1 million.
» Included the payment of dividends of $12.7 million.	» Included net proceeds from private placement of common stock of $240.7 million.
» Included the payment of contingent consideration of $9.1 million.	» Included the payment of dividends of $12.6 million.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
	(Restated)		(Restated)
Net loss	$(38.9)	$(21.6)	$(114.2)	$(21.9)
Interest expense	17.3	14.2	33.2	28.1
Income tax (benefit) expense	(15.9)	55.1	(12.3)	67.0
Depreciation, depletion and amortization	26.8	24.5	52.3	48.4
EBITDA	(10.7)	72.2	(41.0)	121.6
Adjustments to EBITDA:
Stock-based compensation - non-cash	(4.9)	3.1	7.0	13.7
Interest income	(0.2)	(1.9)	(0.6)	(3.0)
(Gain) loss on foreign exchange	(2.5)	(0.2)	(0.6)	2.3
Restructuring charges (restated)(a)	12.1	3.7	15.7	3.7
Loss on impairments(b)	101.0	—	175.8	—
Accrued loss and legal costs related to SEC investigation(c)	—	(0.4)	—	(0.1)
Other expense, net	0.9	0.9	1.6	1.0
Adjusted EBITDA	$95.7	$77.4	$157.9	$139.2
(a)We incurred severance and related charges related to reductions in workforce and changes to executive leadership and additional restructuring costs related to the termination of our lithium development project. Restructuring charges were previously understated by $9.0 million and $10.1 million for the three and six months ended March 31, 2024, respectively, due to stock-based compensation forfeitures being included erroneously.
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

Although inflation has not had a significant impact on our operations in the current period, our efforts to recover inflation-based cost increases from our customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as the competitive industries, economic conditions and countries in which we operate. For more information, see Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K/A.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Climate Change

The potential impact of climate change on our operations, product demand and the needs of our customers remains uncertain. Significant changes to weather patterns, a reduction in average snowfall or regional drought within our served markets or at our Ogden facility could negatively impact customer demand for our products and our costs, as well as our ability to produce our products. For example, prolonged periods of mild winter weather could reduce the demand for our deicing products. Drought or excessive precipitation could similarly impact demand for our SOP products, as well as continue to impact the amount and quality of feedstock used to produce SOP at our Ogden facility due to changes in brine levels, mineral concentrations or other factors, which could have a material impact on our Plant Nutrition results of operations. Climate change could also lead to disruptions in the production or distribution of our products due to major storm events or prolonged adverse conditions, changing temperature levels, lake level fluctuations or flooding from sea level changes. Climate change or governmental initiatives to address climate change may affect our operations and necessitate capital expenditures in the future, although capital expenditures for climate-related projects are not expected to be material in fiscal 2024. For more information, see Part I, Item 1A, “Risk Factors” and Part I, Item 1 “Business—Environmental, Health and Safety and Other Regulatory Matters” in our 2023 Form 10-K/A.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act) under the supervision and with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were ineffective as of March 31, 2024.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

As disclosed in our amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2023, we previously identified material weaknesses in our internal control over financial reporting. The Company, due to a limited allocation of trained, knowledgeable resources, did not conduct an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including fraud risks associated with the necessary approval of transactions. Additionally, the Company did not have an effective information and communication process that identified and assessed the source of and controls necessary to ensure the reliability of information used in financial reporting and that ensured complete, reliable information was made available to financial reporting personnel on a timely basis to fulfill their roles and responsibilities. As a consequence of the material weaknesses described above, internal control deficiencies related to the design and operation of process-level controls were determined to be ineffective throughout the Company’s financial reporting processes.

Remediation Efforts and Status of Material Weakness

The Company is in the process of enhancing the design of certain internal controls over financial reporting related to accounting for significant changes in its business in accordance with a remediation plan for the material weaknesses described above. Management believes the foregoing efforts will effectively remediate the material weaknesses described above. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to improve controls or determine to modify the remediation plan described above. These enhanced controls will be tested for effectiveness in future periods and the material weaknesses describe above cannot be considered remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting

Other than as discussed above, the Company has integrated Fortress’ operations, including integration of financial reporting processes and procedures and internal controls over financial reporting.

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

Item 1A.    Risk Factors

For a discussion of the risk factors applicable to Compass Minerals, please refer to Part I, Item 1A, “Risk Factors” in our Amended Annual Report on Form 10-K/A for the annual period ended September 30, 2023.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)None.

(c)None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K incorporated by reference to Exhibit 95 to the Original Report.

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

10.2
Third Amendment, dated January 31, 2023, to the Receivables Financing Agreement, dated March 27, 2024, among Compass Minerals Receivables LLC, Compass Minerals America Inc., PNC Bank, National Association, the lenders party thereto and PNC Capital Markets, LLC (incorporated by reference to Exhibit 10.2 to Compass Mineral International, Inc.’s Quarterly Report on Form 10-Q for quarter ended March 31, 2024).

31.1*	Section 302 Certifications of Edward C. Dowling, Jr., President and Chief Executive Officer.
31.2*	Section 302 Certifications of Jeffrey Cathey, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Edward C. Dowling, Jr., President and Chief Executive Officer, and Jeffrey Cathey, Chief Financial Officer.
95	Mine Safety Disclosures (incorporated by reference to Exhibit 95 to Compass Mineral International, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).
101**
The following financial statements from Amendment No. 1 on Form 10-Q/A to Compass Minerals International, Inc.’s Quarterly Report for the quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (contained in Exhibit 101).
* Filed herewith
** Furnished herewith

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMPASS MINERALS INTERNATIONAL, INC.

Date: October 29, 2024	By:	/s/ Jeffrey Cathey
Jeffrey Cathey
Chief Financial Officer
(Principal Financial Officer)