Form 10-Q
period 2024-06-30
COMPASS MINERALS INTERNATIONAL INC
filed 2024-10-30
CIK 1227654

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
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
The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of October 25, 2024, was 41,449,384 shares.

COMPASS MINERALS INTERNATIONAL, INC.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Unaudited)
	June 30, 2024	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$12.8	$38.7
Receivables, less allowance for doubtful accounts of $2.3 at both June 30, 2024 and September 30, 2023	92.3	129.3
Inventories	407.5	399.5
Other current assets	34.4	33.4
Total current assets	547.0	600.9
Property, plant and equipment, net	787.9	852.5
Intangible assets, net	100.8	120.0
Goodwill	5.9	88.8
Other noncurrent assets	153.6	154.7
Total assets	$1,595.2	$1,816.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6.3	$5.0
Accounts payable	69.4	116.8
Accrued salaries and wages	19.7	25.9
Income taxes payable	25.0	16.5
Accrued interest	4.5	12.9
Accrued expenses and other current liabilities	63.5	97.5
Total current liabilities	188.4	274.6
Long-term debt, net of current portion	868.8	800.3
Deferred income taxes, net	59.4	58.4
Other noncurrent liabilities	126.5	162.6
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock: $0.01 par value, 200,000,000 authorized shares; 42,197,964 issued shares at June 30, 2024 and September 30, 2023	0.4	0.4
Additional paid-in capital	418.9	413.1
Treasury stock, at cost — 835,419 shares at June 30, 2024 and 1,038,168 shares at September 30, 2023	(10.2)	(8.7)
Retained earnings	50.4	220.9
Accumulated other comprehensive loss	(107.4)	(104.7)
Total stockholders’ equity	352.1	521.0
Total liabilities and stockholders’ equity	$1,595.2	$1,816.9
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except share and per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Sales	$202.9	$207.6	$908.6	$971.1
Shipping and handling cost	53.2	53.8	255.1	291.3
Product cost	117.1	119.2	478.0	490.0
Gross profit	32.6	34.6	175.5	189.8
Selling, general and administrative expenses	27.5	33.0	106.5	109.2
Loss on impairments	—	—	173.4	—
Other operating (income) expense	(0.8)	2.2	(17.4)	5.4
Operating earnings (loss)	5.9	(0.6)	(87.0)	75.2

Other (income) expense:
Interest income	(0.2)	(1.7)	(0.8)	(4.7)
Interest expense	17.2	14.3	50.4	42.4
(Gain) loss on foreign exchange	(0.5)	2.3	(1.1)	4.6
Net loss in equity investee	—	0.8	—	3.1
Gain from remeasurement of equity method investment	—	(12.6)	—	(12.6)
Other expense, net	0.3	2.7	1.9	3.7
(Loss) earnings before income taxes	(10.9)	(6.4)	(137.4)	38.7
Income tax expense (benefit)	32.7	(42.8)	20.4	24.2
Net (loss) earnings	$(43.6)	$36.4	$(157.8)	$14.5

Basic net (loss) earnings per common share	$(1.05)	$0.88	$(3.83)	$0.35
Diluted net (loss) earnings per common share	$(1.05)	$0.88	$(3.83)	$0.35

Weighted-average common shares outstanding (in thousands):
Basic	41,342	41,142	41,284	40,663
Diluted	41,342	41,142	41,284	40,663
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) EARNINGS
(Unaudited, in millions)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net (loss) earnings	$(43.6)	$36.4	$(157.8)	$14.5
Other comprehensive income (loss):
Unrealized gain from change in pension obligations, net of tax of $0.0 for the three months ended June 30, 2024 and 2023, and $(0.2) and $0.0 for the nine months ended June 30, 2024 and 2023, respectively	0.3	—	0.7	0.1
Unrealized loss from change in other postretirement benefits, net of tax of $0.0 for the three and nine months ended June 2024 and 2023	(0.1)	—	(0.1)	—
Unrealized income (loss) on cash flow hedges, net of tax of $0.0 for the three months ended June 30, 2024 and 2023, and $0.0 and $0.3 for the nine months ended June 30, 2024 and 2023, respectively	0.9	2.2	(0.3)	(1.7)
Cumulative translation adjustment	(4.9)	11.8	(3.0)	26.3
Comprehensive (loss) earnings	$(47.4)	$50.4	$(160.5)	$39.2
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the three and nine months ended June 30, 2024 and 2023
(Unaudited, in millions)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2023	$0.4	$413.1	$(8.7)	$220.9	$(104.7)	$521.0
Comprehensive (loss) income	—	—	—	(75.3)	13.0	(62.3)
Dividends on common stock ($0.15 per share)	—	—	—	(6.4)	—	(6.4)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.6)	—	—	(0.8)
Stock-based compensation	—	11.9	—	—	—	11.9
Balance, December 31, 2023	$0.4	$424.8	$(9.3)	$139.2	$(91.7)	$463.4
Comprehensive loss	—	—	—	(38.9)	(11.9)	(50.8)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.2)	(0.8)	—	—	(1.0)
Stock-based compensation	—	(4.9)	—	—	—	(4.9)
Balance, March 31, 2024	$0.4	$419.7	$(10.1)	$94.0	$(103.6)	$400.4
Comprehensive loss	—	—	—	(43.6)	(3.8)	(47.4)
Shares issued for stock units, net of shares withheld for taxes	—	(0.1)	(0.1)	—	—	(0.2)
Stock-based compensation	—	(0.7)	—	—	—	(0.7)
Balance, June 30, 2024	$0.4	$418.9	$(10.2)	$50.4	$(107.4)	$352.1

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, September 30, 2022	$0.4	$152.1	$(7.3)	$235.3	$(115.3)	$265.2
Comprehensive (loss) income	—	—	—	(0.3)	9.0	8.7
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Private placement of common stock	—	240.7	—	—	—	240.7
Shares issued for stock units, net of shares withheld for taxes	—	—	(0.3)	—	—	(0.3)
Stock-based compensation	—	10.6	—	—	—	10.6
Balance, December 31, 2022	$0.4	$403.4	$(7.6)	$228.7	$(106.3)	$518.6
Comprehensive (loss) income	—	—	—	(21.6)	1.7	(19.9)
Dividends on common stock ($0.15 per share)	—	—	—	(6.3)	—	(6.3)
Shares issued for stock units, net of shares withheld for taxes	—	(0.3)	(1.0)	—	—	(1.3)
Stock-based compensation	—	3.1	—	—	—	3.1
Balance, March 31, 2023	$0.4	$406.2	$(8.6)	$200.8	$(104.6)	$494.2
Comprehensive income	—	—	—	36.4	14.0	50.4
Dividends on common stock ($0.15 per share)	—	—	—	(6.1)	—	(6.1)
Stock-based compensation	—	3.5	—	—	—	3.5
Balance, June 30, 2023	$0.4	$409.7	$(8.6)	$231.1	$(90.6)	$542.0
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) earnings	$(157.8)	$14.5
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation, depletion and amortization	78.4	72.7
Amortization of deferred financing costs	1.9	2.5
Early extinguishment of debt	—	1.1
Stock-based compensation	6.3	17.2
Deferred income taxes	1.2	(4.8)
Unrealized foreign exchange (gain) loss	(0.5)	4.5
Loss on impairments	173.4	—
Net loss in equity investees	—	3.1
Net gain from remeasurement of contingent consideration	(23.1)	—
Gain from remeasurement of equity method investment	—	(12.6)
Other, net	2.6	3.3
Changes in operating assets and liabilities:
Receivables	36.8	73.7
Inventories	(9.9)	(28.1)
Other assets	(2.0)	9.7
Accounts payable and accrued expenses and other current liabilities	(69.4)	(13.7)
Other liabilities	(10.8)	(16.2)
Net cash provided by operating activities	27.1	126.9
Cash flows from investing activities:
Capital expenditures	(93.3)	(84.5)
Acquisition of business, net of cash acquired	—	(18.9)
Other, net	(1.7)	(2.5)
Net cash used in investing activities	(95.0)	(105.9)
Cash flows from financing activities:
Proceeds from revolving credit facility borrowings	359.6	66.7
Principal payments on revolving credit facility borrowings	(289.2)	(218.2)
Proceeds from issuance of long-term debt	69.4	237.5
Principal payments on long-term debt	(70.3)	(311.7)
Payments for contingent consideration	(9.1)	—
Net proceeds from private placement of common stock	—	240.7
Dividends paid	(12.7)	(18.7)
Deferred financing costs	(2.1)	(3.9)
Shares withheld to satisfy employee tax obligations	(2.0)	(1.6)
Other, net	(1.4)	(0.9)
Net cash provided by (used in) financing activities	42.2	(10.1)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	1.0
Net change in cash and cash equivalents	(25.9)	11.9
Cash and cash equivalents, beginning of the year	38.7	46.1
Cash and cash equivalents, end of period	$12.8	$58.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$56.5	$50.2
Income taxes paid, net of refunds	$21.6	$11.9
Net change to property, plant and equipment through accounts payable and accrued expenses and other current liabilities	$16.8	$(8.3)
The accompanying notes are an integral part of the consolidated financial statements.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Accounting Policies and Basis of Presentation:

Compass Minerals International, Inc. (“CMI”), through its subsidiaries (collectively, the “Company”), is a leading global provider of essential minerals focused on safely delivering where and when it matters to help solve nature’s challenges for customers and communities. The Company’s salt products help keep roadways safe during winter weather and are used in numerous other consumer, industrial, chemical and agricultural applications. Its plant nutrition business is the leading North American producer of sulfate of potash (“SOP”), which is used in the production of specialty fertilizers for high-value crops and turf and helps improve the quality and yield of crops, while supporting sustainable agriculture. The Company’s principal products are salt, consisting of sodium chloride and magnesium chloride, and SOP. The Company is also working to develop long-term fire-retardant solutions to help combat wildfires. Additionally, the Company had been pursuing the development of a sustainable lithium salt resource to support the North American battery market. However, as described in Note 5, the Company has terminated its pursuit of the lithium development. The Company’s production sites are located in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”). The Company also provides records management services in the U.K. Except where otherwise noted, references to North America include only the continental U.S. and Canada, and references to the U.K. include only England, Scotland and Wales. References to “Compass Minerals,” “our,” “us” and “we” refer to CMI and its consolidated subsidiaries.

CMI is a holding company with no significant operations other than those of its wholly-owned subsidiaries. The consolidated financial statements include the accounts of CMI and its wholly-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the annual period ended September 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) in its Amended Annual Report on Form 10-K/A on October 29, 2024 (“2023 Form 10-K/A”). Certain amounts in prior periods have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included.

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

The Company previously identified various misstatements related to (i) certain contingent consideration associated with the Company’s acquisition of Fortress North America, LLC (“Fortress”), (ii) historical understatement of work-in-process inventory, (iii) immaterial misstatements to reclassify the impacts of non-cash capital expenditures in accounts payable in its operating and investing cash flows, (iv) an error in its interim non-GAAP Adjusted EBITDA calculation, which resulted in an understatement of its consolidated Adjusted EBITDA for the first and second quarters of 2024, and (v) certain other individual immaterial misstatements that were also immaterial in the aggregate. These misstatements were corrected via amendments to the Company’s Annual Report on Form 10-K for the period ended September 30, 2023, 2022 and 2021 and its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, both filed on October 29, 2024.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Impairments

As a result of a sustained decrease in the Company’s publicly quoted share price and market capitalization continuing into fiscal 2024 and recent developments related to its magnesium chloride-based fire retardants impacting its Fortress business, the Company determined in the second quarter of fiscal 2024 that there were indicators of impairment and therefore performed long-lived assets and goodwill impairment testing. The analysis for Plant Nutrition resulted in no long-lived asset impairment but did result in a goodwill impairment, as discussed further below. The Fortress analysis resulted in an impairment of the Company’s magnesium chloride-related assets and goodwill; see below for additional details.

On March 22, 2024, the Company was notified of the decision by the U.S. Forest Service that the Company would not be awarded a contract to supply its magnesium chloride-based aerial fire retardant for the calendar 2024 fire season. For purposes of the long-lived asset impairment evaluation, management grouped and tested the magnesium chloride-related assets given their unique classification and separately identifiable cash flows. As a result of the evaluation using the income approach, the Company impaired all magnesium chloride-related assets which resulted in a long-lived asset, net, impairment of $15.6 million (finite-lived intangible assets) and an impairment of $2.4 million of inventory for the nine months ended June 30, 2024. The long-lived asset impairment is included in loss on impairments, while the inventory impairment is reflected in product cost, both on the Consolidated Statements of Operations. The undiscounted cash flows for the remaining Fortress assets were greater than their carrying value resulting in no incremental impairment. Management will continue to monitor events and circumstances that would require a future test of recoverability on the remaining Fortress long-lived assets.

The Company performed the interim goodwill impairment tests consistent with its approach for annual impairment testing, including using similar models, inputs and assumptions. As a result of the interim goodwill impairment test in the second quarter of fiscal 2024, the Company recognized impairment charges totaling $83.0 million included in loss on impairments, on the Consolidated Statements of Operations for the nine months ended June 30, 2024. Goodwill impairment of $51.0 million was related to the Company’s Plant Nutrition segment, primarily due to decreases in projected future revenues and cash flows and an increase in discount rates due to the uncertain regulatory environment in Utah. The remaining goodwill impairment of $32.0 million was related to the Company’s Fortress reporting unit (included in the Corporate and Other segment), primarily due to changes in assumptions surrounding the magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Following the impairment charges, there is no remaining goodwill balance for the Plant Nutrition and Fortress reporting units. Refer to Note 6 for a summary of goodwill by segment. A summary of the impairments incurred for the nine months ended June 30, 2024, is detailed below (in millions):

Impairment	Financial Statement Line Item	Segment	Nine Months Ended June 30, 2024
Lithium long-lived assets, net	Loss on impairments	Corporate & Other	$74.8
Plant Nutrition goodwill	Loss on impairments	Plant Nutrition	51.0
Fortress goodwill	Loss on impairments	Corporate & Other	32.0
Fortress long-lived assets, net	Loss on impairments	Corporate & Other	15.6
Fortress inventory	Product cost	Corporate & Other	2.4
Total			$175.8

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

The most critical assumptions used in the calculation of the fair value of each reporting unit are the projected revenue growth rates, long-term operating margin, terminal growth rates, discount rate, and the selection of market multiples. The projected long term operating margin utilized in the Company’s fair value estimates is consistent with its operating plan and is dependent

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

2.    Business Acquisition:

Beginning in 2020, the Company began a series of equity investments in Fortress, a next-generation fire retardant business dedicated to developing and producing a portfolio of fire retardant products to help combat wildfires. On May 5, 2023, the Company acquired the remaining 55% interest in Fortress not previously owned in exchange for an initial cash payment of $18.9 million (net of cash held by Fortress of $6.5 million), and additional contingent consideration of up to $28 million to be paid in cash and/or Compass Minerals common stock upon the achievement of certain performance measures over the next five years, and a cash earn-out based on volumes of certain Fortress fire retardant products sold over a 10-year period. Building upon the previous 45% minority ownership stake in Fortress, the transaction provided the Company full ownership of all Fortress assets, contracts, and intellectual property. See Note 1 for impairment information. See Note 13 for fair value information related to the contingent consideration as of June 30, 2024.

3.    Revenues:

Deferred Revenue

Deferred revenue represents billings under non-cancellable contracts before the related product or service is transferred to the customer. The portion of deferred revenue that is anticipated to be recognized as revenue during the succeeding twelve-month period is recorded in accrued expenses and other current liabilities on the Consolidated Balance Sheets. Deferred revenue as of June 30, 2024 and September 30, 2023 was approximately $3.6 million and $8.5 million, respectively.

See Note 10 for a disaggregation of sales by segment, type and geographical region.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
4.    Inventories:

Inventories consist of the following (in millions):

	June 30, 2024	September 30, 2023
Finished goods	$315.3	$319.3
Work in process	7.3	7.3
Raw materials and supplies(a)	84.9	72.9
Total inventories	$407.5	$399.5
(a)Excludes certain raw materials and supplies of $35.6 million and $35.8 million as of June 30, 2024 and September 30, 2023, respectively, that are not expected to be consumed within the next twelve months, included in Other noncurrent assets in the Consolidated Balance Sheets.

5.    Property, Plant and Equipment, Net:

Property, plant and equipment, net, consists of the following (in millions):

	June 30, 2024	September 30, 2023
Land, buildings and structures, and leasehold improvements	$552.6	$547.9
Machinery and equipment	1,127.9	1,102.0
Office furniture and equipment	22.4	21.6
Mineral interests	169.2	169.1
Construction in progress	68.0	113.3
	1,940.1	1,953.9
Less: accumulated depreciation and depletion	(1,152.2)	(1,101.4)
Property, plant and equipment, net	$787.9	$852.5

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

On January 23, 2024, the Company severed certain members of its lithium development team and terminated its pursuit of the lithium development. Consequently, the Company evaluated the capitalized assets, including site preparation, project engineering, equipment and materials and capitalized labor and interest. As a result, the Company has recorded an impairment charge of $74.8 million for the nine months ended June 30, 2024, including $5.3 million associated with future commitments as of June 30, 2024. The impairments were recorded to reflect the assets at their estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. Prior to recognizing an impairment, the Company had capitalized $72.7 million to its property, plant and equipment on its Consolidated Balance Sheet and has approximately $5.1 million remaining as of June 30, 2024, included in inventory. The Company engaged a valuation specialist to assist in determining the appropriate fair value of the lithium assets and the resulting impairment charge in the first quarter of fiscal 2024. Given the assets are likely to either be used in other operations or liquidated at a later date, the Company utilized a market-based approach that relied on Level 3 inputs (see Note 13 for a discussion of the levels in the fair value hierarchy).

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
6.    Goodwill and Intangible Assets:
Changes in the carrying amount of goodwill are summarized as follows (in millions):

	Plant Nutrition	Corporate & Other	Consolidated
Balance as of September 30, 2023	$51.1	$37.7	$88.8
Foreign currency translation adjustment	0.2	0.2	0.4
Balance as of December 31, 2023	51.3	37.9	89.2
Foreign currency translation adjustment	(0.3)	—	(0.3)
Impairments	(51.0)	(32.0)	(83.0)
Balance as of March 31, 2024	—	5.9	5.9
Foreign currency translation adjustment	—	—	—
Balance as of June 30, 2024	$—	$5.9	$5.9

In the second quarter of fiscal 2024, there were indicators necessitating an interim impairment test of the Company’s goodwill based on the Company’s review of its operating performance, among other factors, for the relevant reporting units. Refer to Note 1 for additional details. In addition to the Plant Nutrition and Fortress impairments, the remaining change in goodwill between September 30, 2023 and June 30, 2024, was due to the impact from translating foreign-denominated amounts to U.S. dollars.

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

As a result of the Fortress-related impairments discussed in Note 1, the Company impaired all magnesium chloride-related assets which resulted in an impairment of the Company’s developed technology intangible asset of $15.6 million, net of accumulated amortization of $0.4 million. The Company continues to have Fortress-related net intangible assets consisting of customer relationships and trade name of $54.6 million and $0.2 million, respectively, as of June 30, 2024. The Company also has $2.2 million of indefinite-lived in-process research and development recognized in connection with the Fortress acquisition as of June 30, 2024, which will be reviewed for impairment at least annually, or in the event of indicators of impairment, until product development is completed.

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

The effective tax rates applied to the three and nine months ended June 30, 2024 were determined by excluding the U.S. losses from the overall estimated annual effective tax rate computations and a separate estimated annual effective tax rate was computed and applied to the ordinary U.S. losses.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended June 30, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as the Company’s projections for future income. On the basis of this evaluation, during the nine months ended June 30, 2024, an additional valuation allowance of $28.0 million has been recorded to recognize only the portion of the U.S. deferred tax assets that is more likely than not to be realized. The additional valuation allowance is primarily the result of impairments recognized during the nine months ended June 30, 2024. The amount of the deferred tax assets considered realizable, however, could be adjusted if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s projections for income.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
As of June 30, 2024 and September 30, 2023, the Company had $65.5 million and $65.4 million, respectively of gross federal NOL carryforwards that have no expiration date and $2.9 million at June 30, 2024 and September 30, 2023 of net operating tax-effected state NOL carryforwards which expire beginning in 2035.

Other current assets in the Consolidated Balance Sheet as of June 30, 2024 and September 30, 2023, consist principally of prepaid expenses, including prepaid tax assets of $11.2 million and $11.0 million, respectively.

Canadian provincial tax authorities have challenged tax positions claimed by one of the Company’s Canadian subsidiaries and have issued tax reassessments for fiscal years 2002-2018. The reassessments are a result of ongoing audits and total $190.4 million, including interest, through June 30, 2024. The Company disputes these reassessments and will continue to work with the appropriate authorities in Canada to resolve the dispute. There is a reasonable possibility that the ultimate resolution of this dispute, and any related disputes for other open tax years, may be materially higher or lower than the amounts the Company has reserved for such disputes. In connection with this dispute, local regulations require the Company to post security with the tax authority until the dispute is resolved. The Company has posted collateral in the form of a $160.1 million performance bond and has paid $36.3 million to the Canadian tax authorities (most of which is recorded in other assets in the Consolidated Balance Sheets at June 30, 2024, and September 30, 2023), which is necessary to proceed with future appeals or litigation.

The Company expects that it will be required by local regulations to provide security for additional interest on the above unresolved disputed amounts and for any future reassessments issued by these Canadian tax authorities in the form of cash, letters of credit, performance bonds, asset liens or other arrangements agreeable with the tax authorities until the disputes are resolved.

The Company expects that the ultimate outcome of these matters will not have a material impact on its results of operations or financial condition. However, the Company can provide no assurance as to the ultimate outcome of these matters, and the impact could be material if they are not resolved in the Company’s favor. As of June 30, 2024, the Company believes it has adequately reserved for these reassessments.

Additionally, the Company has other uncertain tax positions as well as assessments and disputed positions with taxing authorities in its various jurisdictions, which are consistent with those matters disclosed in the Company’s 2023 Form 10-K/A.

8.    Long-Term Debt:

Long-term debt consists of the following (in millions):

	June 30, 2024	September 30, 2023
6.75% Senior Notes due December 2027	$500.0	$500.0
Term Loan due May 2028	195.0	198.8
Revolving Credit Facility due May 2028	151.9	81.5
AR Securitization Facility expires March 2027	33.8	30.9
	880.7	811.2
Less unamortized debt issuance costs	(5.6)	(5.9)
Total debt	875.1	805.3
Less current portion	(6.3)	(5.0)
Long-term debt	$868.8	$800.3

On March 27, 2024, the Company entered into an amendment to its 2023 Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended December 31, 2024, then gradually stepping down to 4.75x by the fiscal quarter ended March 31, 2026 and thereafter. The amendment also removed the flexibility related to the lithium development joint ventures, projects or similar arrangements and any related funding transactions in connection therewith. In connection with this amendment, the Company paid fees totaling $1.7 million which were capitalized as deferred financing costs. Additional arrangement and legal fees of $0.9 million were expensed as of March 31, 2024.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
On March 27, 2024, certain of the Company’s U.S. subsidiaries entered into an amendment to its revolving accounts receivable financing facility (the “AR Facility”) with PNC Bank, National Association, extending the facility to March 2027. In connection with this amendment, the Company paid fees totaling $0.4 million which were capitalized as deferred financing costs.

As of June 30, 2024, the term loan and revolving credit facility under the 2023 Credit Agreement were secured by substantially all existing and future U.S. assets of the Company, the Goderich mine in Ontario, Canada and capital stock of certain subsidiaries. As of June 30, 2024 and September 30, 2023, the weighted average interest rate on all borrowings outstanding under the 2023 Credit Agreement was approximately 8.0% and 7.8%, respectively. Depending on the type, borrowings under the 2023 Credit Agreement accrue interest at a rate per annum equal to the Adjusted Term SOFR Rate, the Adjusted EURIBO Rate, Prime Rate or the CDO Rate (as defined in the credit agreement), as applicable, plus Applicable Margins (as defined in the credit agreement) which resulted in interest rates between 7.9% and 10.0% as of June 30, 2024, and 7.7% and 9.8% as of September 30, 2023.

As of June 30, 2024, the Company had $208.0 million of availability under its $375 million revolving credit facility. The 2023 Credit Agreement requires the Company to maintain certain financial ratios, including a minimum interest coverage ratio and a maximum total net leverage ratio. The Company was in compliance as of June 30, 2024 with its debt covenants under the 2023 Credit Agreement and its AR Securitization Facility. The consolidated total net leverage ratio represents the ratio of (a) consolidated total net debt to (b) consolidated adjusted earnings before interest, taxes, depreciation and amortization. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million.

On August 12, 2024, the Company entered into amendments to its 2023 Credit Agreement and its AR Facility, which extended the deadline for delivery of the Company’s June 30, 2024 financial statements for the quarter ended June 30, 2024, together with the respective compliance certificates, from 45 days to 75 days after the last day of the quarter ended June 30, 2024.

On September 13, 2024, the Company entered into amendments to its 2023 Credit Agreement and its AR Facility, which extended the deadline for delivery of the Company’s June 30, 2024 financial statements for the quarter ended June 30, 2024, together with the respective compliance certificates, to November 29, 2024, 152 days after the last day of the quarter ended June 30, 2024.

On September 18, 2024, the Company received a notice of default relating to its 6.750% Senior Notes due 2027 because the Company failed to timely furnish a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. The Company has 90 days from receipt of the notice to remedy prior to it becoming an Event of Default under the terms of the Indenture, dated November 29, 2019.
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

On April 24, 2024, the Company, two of its former officers and two current officers were named as defendants in a putative securities class action lawsuit filed in the United States District Court for the District of Kansas, alleging that the Company and such officers made misleading statements damaging shareholders relating to the Company’s fire retardant business. The Company intends to vigorously defend these allegations. At this time, the Company is unable to assess with any certainty what, if any, damages could be awarded in this matter.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
On May 1, 2024, Fortress was named as defendant in a trade secrets lawsuit filed by Perimeter Solutions L.P. in the United States District Court for the Eastern District of California, alleging that certain of Fortress’s non-magnesium chloride fire retardant products were developed using Perimeter’s trade secrets, and seeking unspecified damages (including exemplary damages) and injunctive relief. The Company intends to vigorously defend these allegations. At this time, the Company is unable to assess with any certainty what, if any, damages could be awarded in this matter. On May 1, 2024, Perimeter Solutions L.P. also filed a lawsuit in the United States District Court for the Eastern District of Missouri alleging similar claims against an employee of Fortress for breach of contract and misappropriation of trade secrets. On September 6, 2024, the Eastern District of Missouri dismissed without prejudice the suit filed against the Fortress employee.

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

10.    Operating Segments:

The Company’s reportable segments are strategic business units that offer different products and services, and each business requires different technology and marketing strategies. For the three and nine months ended June 30, 2024 and 2023, the Company has presented two reportable segments in its Consolidated Financial Statements: Salt and Plant Nutrition. The Salt segment produces and markets salt, consisting of sodium chloride and magnesium chloride, for use in road deicing for winter roadway safety and for dust control, food processing, water softening and other consumer, agricultural and industrial applications. The Plant Nutrition segment produces and markets various grades of SOP. The results of operations for the Company’s fire retardant and records management businesses are included in Corporate and Other in the tables below. Refer to Note 2 for a discussion of the acquisition of the fire retardant business.

Segment information is as follows (in millions):

Three Months Ended June 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$160.6	$38.8	$3.5	$202.9
Intersegment sales	—	2.8	(2.8)	—
Shipping and handling cost	48.2	5.0	—	53.2
Operating earnings (loss)(c)(d)	25.9	(1.4)	(18.6)	5.9
Depreciation, depletion and amortization	15.7	8.6	1.8	26.1
Total assets (as of end of period)	1,013.3	408.1	173.8	1,595.2

Three Months Ended June 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$155.5	$47.5	$4.6	$207.6
Intersegment sales	—	2.8	(2.8)	—
Shipping and handling cost	48.2	5.6	—	53.8
Operating earnings (loss)(d)	21.7	2.5	(24.8)	(0.6)
Depreciation, depletion and amortization	14.2	8.2	1.9	24.3
Total assets (as of end of period)	970.1	477.1	286.3	1,733.5

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$745.3	$138.6	$24.7	$908.6
Intersegment sales	—	6.6	(6.6)	—
Shipping and handling cost	235.9	18.6	0.6	255.1
Operating earnings (loss)(b)(c)(d)	142.6	(56.7)	(172.9)	(87.0)
Depreciation, depletion and amortization	47.1	25.7	5.6	78.4

Nine Months Ended June 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Sales to external customers	$824.1	$136.8	$10.2	$971.1
Intersegment sales	—	7.1	(7.1)	—
Shipping and handling cost	274.9	16.4	—	291.3
Operating earnings (loss)(c)(d)	141.9	12.8	(79.5)	75.2
Depreciation, depletion and amortization	42.9	24.6	5.2	72.7

Disaggregated revenue by product type is as follows (in millions):

Three Months Ended June 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$84.1	$—	$—	$84.1
Consumer & Industrial Salt	76.5	—	—	76.5
SOP	—	41.6	—	41.6
Eliminations & Other	—	(2.8)	3.5	0.7
Sales to external customers	$160.6	$38.8	$3.5	$202.9

Three Months Ended June 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$79.0	$—	$—	$79.0
Consumer & Industrial Salt	76.5	—	—	76.5
SOP	—	50.3	—	50.3
Fire Retardant	—	—	1.9	1.9
Eliminations & Other	—	(2.8)	2.7	(0.1)
Sales to external customers	$155.5	$47.5	$4.6	$207.6

Nine Months Ended June 30, 2024	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$471.1	$—	$—	$471.1
Consumer & Industrial Salt	274.2	—	—	274.2
SOP	—	145.2	—	145.2
Fire Retardant	—	—	14.1	14.1
Revenue from Services	—	—	0.5	0.5
Eliminations & Other	—	(6.6)	10.1	3.5
Sales to external customers	$745.3	$138.6	$24.7	$908.6

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2023	Salt	Plant Nutrition	Corporate & Other(a)	Total
Highway Deicing Salt	$543.0	$—	$—	$543.0
Consumer & Industrial Salt	281.1	—	—	281.1
SOP	—	143.9	—	143.9
Fire Retardant	—	—	1.9	1.9
Eliminations & Other	—	(7.1)	8.3	1.2
Sales to external customers	$824.1	$136.8	$10.2	$971.1
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
(b)The Company recognized impairments of $175.8 million for the nine months ended June 30, 2024, which impacted operating results. Refer to Note 1 for additional information regarding the Plant Nutrition and Fortress impairments and Note 5 for additional information about the impairment of lithium development assets.
(c)Corporate operating results were impacted by net gains of $0.9 million and $23.1 million related to the decline in the valuation of the Fortress contingent consideration for the three and nine months ended June 30, 2024, respectively. Corporate operating results also include net reimbursements related to the settled SEC investigation of $0.1 million for the nine months ended June 30, 2023. Refer to Note 9 for more information regarding the SEC investigation and settlement and Note 13 for information regarding the Fortress contingent consideration.
(d)The Company continued to take steps to align its cost structure to its current business needs. These initiatives impacted Corporate operating results and resulted in net severance and related charges for reductions in workforce and changes to executive leadership and additional restructuring costs related to the termination of the Company’s lithium development project of $1.5 million and $17.2 million for the three and nine months ended June 30, 2024, respectively, and $2.2 million and $5.5 million for the three and nine months ended June 30, 2023, respectively.

The Company’s revenue by geographic area is as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue	2024	2023	2024	2023
United States(a)	$158.4	$164.4	$679.4	$695.7
Canada	35.7	35.9	191.4	224.5
United Kingdom	7.9	6.6	35.0	43.9
Other	0.9	0.7	2.8	7.0
Total revenue	$202.9	$207.6	$908.6	$971.1
(a)United States sales exclude product sold to foreign customers at U.S. ports.
11.    Stockholders’ Equity and Equity Instruments:

Equity Compensation Awards

In May 2020, the Company’s stockholders approved the 2020 Incentive Award Plan (as amended, the “2020 Plan”), which authorized the issuance of 2,977,933 shares of Company common stock. In February 2022, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 750,000 shares of Company stock. In March 2024, the Company’s stockholders approved an amendment to the 2020 Plan authorizing an additional 3,000,000 shares of Company stock. Since the date the 2020 Plan was approved, the Company ceased issuing equity awards under the 2015 Incentive Award Plan (as amended, the “2015 Plan”). Since the approval of the 2015 Plan in May 2015, the Company ceased issuing equity awards under the 2005 Incentive Award Plan (as amended, the “2005 Plan”). The 2005 Plan, the 2015 Plan and the 2020 Plan allow for grants of equity awards to executive officers, other employees and directors, including restricted stock units (“RSUs”), performance stock units (“PSUs”), stock options and deferred stock units. For additional information regarding equity awards issued under the Company’s incentive plans refer to “Note 16 – Stockholder’s Equity and Equity Instruments” within Part II, Item 8 of its 2023 Form 10-K/A.

During the nine months ended June 30, 2024, the Company reissued the following number of shares from treasury stock: 252,798 shares related to the release of RSUs which vested and 46,039 shares issued for Board of Director compensation. In fiscal 2023, the Company issued 158,132 net shares from treasury stock. The Company withheld a total of 96,088 shares with a fair value of $2.1 million related to the vesting of RSUs during the nine months ended June 30, 2024. The fair value of the

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
shares was valued at the closing price at the vesting date and represent the employee tax withholding for the employee’s compensation. The Company recognized tax expense of $1.0 million from its equity compensation awards during the nine months ended June 30, 2024. During the nine months ended June 30, 2024 and 2023, the Company recorded $8.1 million and $17.7 million (includes $1.8 million and $0.5 million paid in cash), respectively, of compensation expense pursuant to its stock-based compensation plans. No amounts have been capitalized.

PSUs

During the nine months ended June 30, 2024, the Company issued new PSUs based upon several operational performance measures (“Scorecard PSUs”). The actual number of shares of common stock that may be earned with respect to Scorecard PSUs is calculated based upon the attainment of free cash flow, cash unit costs, cash unit cost reduction, capital expenditures and safety measures during the performance period and may range from 0% to 300% for each measure.

The following table summarizes stock-based compensation activity during the nine months ended June 30, 2024:

	Stock Options		RSUs		PSUs(a)
	Number	Weighted-average exercise price	Number	Weighted-average fair value	Number	Weighted-average fair value
Outstanding at September 30, 2023	642,995	$59.46	393,240	$42.50	393,579	$71.37
Granted	—	—	533,399	25.55	276,916	24.69
Exercised(b)	—	—	—	—	—	—
Released from restriction(b)	—	—	(252,798)	40.18	—	—
Cancelled/expired	(443,227)	57.97	(202,439)	32.54	(425,561)	56.85
Outstanding at June 30, 2024	199,768	$62.78	471,402	$28.84	244,934	$43.88
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

Three Months Ended June 30, 2024(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(2.6)	$(6.2)	$1.7	$(96.5)	$(103.6)
Other comprehensive loss before reclassifications(b)	(0.6)	—	—	(4.9)	(5.5)
Amounts reclassified from AOCL	1.5	0.3	(0.1)	—	1.7
Net current period other comprehensive income (loss)	0.9	0.3	(0.1)	(4.9)	(3.8)
Ending balance	$(1.7)	$(5.9)	$1.6	$(101.4)	$(107.4)

Three Months Ended June 30, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(5.5)	$(2.6)	$1.3	$(97.8)	$(104.6)
Other comprehensive income before reclassifications(b)	0.4	—	—	11.8	12.2
Amounts reclassified from AOCL	1.8	—	—	—	1.8
Net current period other comprehensive income	2.2	—	—	11.8	14.0
Ending balance	$(3.3)	$(2.6)	$1.3	$(86.0)	$(90.6)

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Nine Months Ended June 30, 2024(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.4)	$(6.6)	$1.7	$(98.4)	$(104.7)
Other comprehensive loss before reclassifications(b)	(3.4)	—	—	(3.0)	(6.4)
Amounts reclassified from AOCL	3.1	0.7	(0.1)	—	3.7
Net current period other comprehensive (loss) income	(0.3)	0.7	(0.1)	(3.0)	(2.7)
Ending balance	$(1.7)	$(5.9)	$1.6	$(101.4)	$(107.4)

Nine Months Ended June 30, 2023(a)	Gains and (Losses) on Cash Flow Hedges	Defined Benefit Pension	Other Post-Employment Benefits	Foreign Currency	Total
Beginning balance	$(1.6)	$(2.7)	$1.3	$(112.3)	$(115.3)
Other comprehensive (loss) income before reclassifications(b)	(3.8)	—	—	26.3	22.5
Amounts reclassified from AOCL	2.1	0.1	—	—	2.2
Net current period other comprehensive (loss) income	(1.7)	0.1	—	26.3	24.7
Ending balance	$(3.3)	$(2.6)	$1.3	$(86.0)	$(90.6)
(a)With the exception of the CTA, for which no tax effect is recorded, the changes in the components of AOCL presented in the tables above are reflected net of applicable income taxes.
(b)The Company recorded foreign exchange gain (loss) of $1.0 million and $1.0 million in the three and nine months ended June 30, 2024, respectively, and $(2.0) million and $(3.4) million in the three and nine months ended June 30, 2023, respectively, in AOCL related to intercompany notes which were deemed to be of a long-term investment nature.

The amounts reclassified from AOCL to expense (income) for the three and nine months ended June 30, 2024 and 2023, are shown below (in millions):

	Amount Reclassified from AOCL
	Three Months Ended June 30,		Nine Months Ended June 30,		Line Item Impacted in the Consolidated Statements of Operations
	2024	2023	2024	2023
Loss (gain) on cash flow hedges:
Natural gas instruments	$1.5	$2.4	$3.1	$2.9	Product cost
Income tax expense	—	(0.6)	—	(0.8)
Reclassifications, net of income taxes	1.5	1.8	3.1	2.1
Amortization of defined benefit pension:
Amortization of loss	0.3	—	0.9	0.1	Product cost
Income tax benefit	—	—	(0.2)	—
Reclassifications, net of income taxes	0.3	—	0.7	0.1
Amortization of other post-employment benefits:
Amortization of gain	(0.1)	—	(0.1)	—	Product cost
Income tax expense	—	—	—	—
Reclassifications, net of income taxes	(0.1)	—	(0.1)	—
Total reclassifications, net of income taxes	$1.7	$1.8	$3.7	$2.2

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
12.    Derivative Financial Instruments:

The Company is subject to various types of market risks, including interest rate risk, foreign currency exchange rate transaction and translation risk and commodity pricing risk. Management may take actions to mitigate the exposure to these types of risks, including entering into forward purchase contracts and other financial instruments. The Company manages a portion of its commodity pricing risks and foreign currency exchange rate risks by using derivative instruments. From time to time, the Company may enter into foreign exchange contracts to mitigate foreign exchange risk. The Company does not seek to engage in trading activities or take speculative positions with any financial instrument arrangement. The Company enters into natural gas derivative instruments and foreign currency derivative instruments with counterparties it views as creditworthy. However, the Company does attempt to mitigate its counterparty credit risk exposures by, among other things, entering into master netting agreements with some of these counterparties. The Company records derivative financial instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The assets and liabilities recorded as of June 30, 2024 and September 30, 2023 were not material.

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

Natural Gas Derivative Instruments

Natural gas is consumed at several of the Company’s production facilities, and changes in natural gas prices impact the Company’s operating margin. The Company seeks to reduce the earnings and cash flow impacts of changes in market prices of natural gas by fixing the purchase price of up to 90% of its forecasted natural gas usage. It is the Company’s policy to consider hedging portions of its natural gas usage up to 36 months in advance of the forecasted purchase. As of June 30, 2024, the Company had entered into natural gas derivative instruments to hedge a portion of its natural gas purchase requirements through December 2025. As of June 30, 2024 and September 30, 2023, the Company had agreements in place to hedge forecasted natural gas purchases of 2.9 million and 2.3 million MMBtus, respectively.

On March 1, 2023, the Company de-designated its natural gas cash flow hedges related to its Ogden, Utah production facility as the Company did not believe these hedges were probable of being highly effective in the second fiscal quarter of 2023. Beginning March 1, 2023, the change in the derivative was and will be recorded in other expense, net in the Consolidated Statements of Operations. Since the transactions are still probable of occurring, previously recognized amounts in AOCL of $0.1 million remain in AOCL until the underlying forecasted transaction occurs. The Company recognized $0.1 million and $0.8 million of expense in other expense, net on the Consolidated Statements of Operations during the three and nine months ended June 30, 2024, respectively. Following the de-designation, these natural gas economic hedging instruments will be recorded at fair value through earnings unless re-designated or until settlement. Substantially all other natural gas derivative instruments held by the Company as of June 30, 2024 and September 30, 2023 qualified and were designated as cash flow hedges. As of June 30, 2024, the Company expects to reclassify from AOCL to earnings during the next twelve months $1.5 million of net losses on derivative instruments related to its natural gas hedges. Refer to Note 13 for the estimated fair value of the Company’s natural gas derivative instruments as of June 30, 2024 and September 30, 2023.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The following tables present the fair value of the Company’s derivatives (in millions):

	Asset Derivatives		Liability Derivatives
	Consolidated Balance Sheet Location	June 30, 2024	Consolidated Balance Sheet Location	June 30, 2024
Derivatives designated as hedging instruments:
Commodity contracts	Other current assets	$0.9	Accrued expenses and other current liabilities	$2.4
Commodity contracts	Other assets	0.2	Other noncurrent liabilities	0.4
Total derivatives designated as hedging instruments		1.1		2.8

Derivatives not designated as hedging instruments:
Commodity contracts	Other current assets	—	Accrued expenses and other current liabilities	0.1
Total derivatives not designated as hedging instruments		—		0.1
Total derivatives(a)		$1.1		$2.9
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The estimated fair values for each type of instrument are presented below (in millions):

	June 30, 2024	Level One	Level Two	Level Three
Asset Class:
Mutual fund investments in a non-qualified savings plan(a)	$3.1	$3.1	$—	$—
Total Assets	$3.1	$3.1	$—	$—
Liability Class:
Derivatives designated as hedging instruments - natural gas instruments, net	$(1.7)	$—	$(1.7)	$—
Derivatives not designated as hedging instruments - natural gas instruments, net	(0.1)	—	(0.1)	—
Liabilities related to non-qualified savings plan	(3.1)	(3.1)	—	—
Total Liabilities	$(4.9)	$(3.1)	$(1.8)	$—
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

Cash and cash equivalents, receivables (net of allowance for doubtful accounts) and accounts payable are carried at cost, which approximates fair value due to their liquid and short-term nature. The Company’s investments related to its non-qualified retirement plan of $3.1 million at June 30, 2024 and $2.6 million at September 30, 2023, are stated at fair value based on quoted market prices. As of June 30, 2024 and September 30, 2023, the estimated fair value of the Company’s fixed-rate 6.75% Senior Notes due December 2027, based on available trading information (Level 2), totaled $477.5 million and $472.5 million, respectively, compared with the aggregate principal amount at maturity of $500.0 million. The fair value at June 30, 2024 and September 30, 2023 of amounts outstanding under the Company’s term loans and revolving credit facility, based upon available bid information received from the Company’s lender (Level 2), totaled approximately $342.7 million and $277.1 million, respectively, compared with the aggregate principal amount at maturity of $346.9 million and $280.3 million, respectively.

In connection with the acquisition of Fortress, the Company entered into a contingent consideration arrangement (milestone and earnout payments). The fair value of the milestone contingent consideration is estimated using a probability-weighted discounted cash flow model with significant inputs not observable in the market and is therefore considered a Level 3 measurement while the earn-out is valued using a Monte Carlo simulation, also a Level 3 measurement. For the three and nine months ended June 30, 2024, the Company recorded income of $0.9 million and $23.1 million, respectively. The change in the three months ended June 30, 2024 is reflective of updated financial performance, changes in discount rates and the passage of time. The change in the nine months ended June 30, 2024 is also reflective of milestone and earn-out payments made related to calendar year 2023 activity and recent developments related to the Company’s magnesium chloride-based fire retardants, as discussed further in Note 1. The change is recorded in other operating (income) expense in the Consolidated Statements of Operations to reflect the contingent consideration liability at its fair value as of June 30, 2024. The Company will continue to recognize remeasurement changes in the estimated fair value of contingent consideration in earnings at each reporting date until all contingencies are resolved. Refer to Note 2 for a discussion of the milestone and earnout payments.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The following table presents the fair value of the Company’s total contingent consideration arrangement (in millions):

Consolidated Balance Sheet Location	June 30, 2024	September 30, 2023
Accrued expenses and other current liabilities	$—	$7.3
Other noncurrent liabilities	6.9	31.8
Total contingent consideration(a)	$6.9	$39.1
(a)The decrease in total contingent consideration was related to a net $23.1 million decrease in the fair value of the remaining contingent consideration, discussed further above, and $9.1 million of payments made during the nine months ended June 30, 2024.

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

14.    Earnings per Share:

On April 22, 2024, the Board of Directors determined not to declare dividends for the foreseeable future in order to align the Company’s capital allocation priorities with its corporate focus on accelerating cash flow generation and debt reduction. The Company calculated earnings per share using the treasury stock method during the three months ended June 30, 2024. The following table sets forth the computation of basic and diluted earnings per common share (in millions, except for share and per-share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net (loss) earnings	$(43.6)	$36.4	$(157.8)	$14.5
Less: net earnings allocated to participating securities(a)	—	(0.4)	(0.2)	(0.2)
Net (loss) earnings available to common stockholders	$(43.6)	$36.0	$(158.0)	$14.3

Denominator (in thousands):
Weighted-average common shares outstanding, shares for basic earnings per share	41,342	41,142	41,284	40,663
Weighted-average awards outstanding(b)	—	—	—	—
Shares for diluted earnings per share	41,342	41,142	41,284	40,663

Basic net (loss) earnings per common share	$(1.05)	$0.88	$(3.83)	$0.35
Diluted net (loss) earnings per common share	$(1.05)	$0.88	$(3.83)	$0.35
(a)Weighted participating securities include RSUs and PSUs that receive non-forfeitable dividends and consist of 632,000 and 698,000 weighted participating securities for the three and nine months ended June 30, 2024, respectively, and 453,000 and 469,000 weighted participating securities for the three and nine months ended June 30, 2023, respectively.
(b)For the calculation of diluted net earnings (loss) per share, the Company uses the more dilutive of either the treasury stock method or the two-class method to determine the weighted-average number of outstanding common shares. In addition, the Company had 874,000 and 1,427,000 weighted-average equity awards outstanding for the three and nine months ended June 30, 2024, respectively, and 1,151,000 and 1,267,000 weighted-average equity awards outstanding for the three and nine months ended June 30, 2023, respectively, that were anti-dilutive.

15.    Related Party Transactions:

During both the three and nine months ended June 30, 2024 and 2023, the Company recorded SOP sales of approximately $0.9 million and $2.7 million, respectively, to certain subsidiaries of Koch Industries, Inc. As of June 30, 2024 and September 30, 2023, the Company had approximately $0.5 million and $0.4 million, respectively, of receivables from related parties on its Consolidated Balance Sheets. There were no amounts payable outstanding as of June 30, 2024.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

On December 20, 2023 and March 20, 2024, the Company paid a cash dividend to its stockholders of record at the close of business on December 11, 2023 and March 11, 2024, respectively, in the amount of $0.15 per share. Koch Minerals & Trading, LLC received approximately $2.1 million in respect to its common shares for the nine months ended June 30, 2024.

16.    Subsequent Events:

On September 3, 2024, the Company announced a binding Voluntary Agreement (“Agreement”) with the Utah Division of Forestry, Fire and State Lands (“FFSL”) outlining water and land conservation commitments the company is making toward the long-term health of the Great Salt Lake. Per the terms of the Agreement, the Company will donate non-production-related water rights totaling approximately 201,000 acre feet annually to be used by the State of Utah for lake conservation and preservation. In connection with the donation of water rights, the Company performed a fair value analysis of the indefinite-lived intangible asset that resulted in an impairment of approximately $17.6 million.

Additionally, the Company will remit back to the State of Utah nearly 65,000 acres of leasehold, also currently not utilized for production, which will subsequently be set aside from future mineral leasing to be preserved in perpetuity for conservation and other beneficial uses according to FFSL’s existing management authority. Finally, the Agreement outlines a progressive set of brine withdrawal caps for certain of the Company’s consumptive water rights, based on annual lake elevation and informed by the Great Salt Lake Strategic Plan. The Company does not expect these consumption caps to materially impact its essential mineral production on the Great Salt Lake unless lake elevations were to fall to historic lows.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: our mining and industrial operations; our continued ability to access ambient lake brine in the Great Salt Lake; the termination of our lithium development project; geological conditions; dependency on a limited number of key production and distribution facilities and critical equipment; weather conditions; the inability to fund necessary capital expenditures or successfully complete capital projects; uncertainties in estimating our economically recoverable reserves and resources; the useful life of our mine properties; conversion of mineral resources into mineral reserves; strikes, other forms of work stoppage or slowdown or other union activities; supply constraints or price increases for energy and raw materials used in our production processes; our indebtedness and inability to pay our indebtedness; restrictions in our debt agreements that may limit our ability to operate our business or require accelerated debt payments; tax liabilities; the inability of our customers to access credit or a default by our customers of trade credit extended by us; our payment of any dividends; financial assurance requirements; the seasonal demand for our products; the impact of anticipated changes in potash product prices and customer application rates; the impact of competition on the sales of our products; inflation risks; increasing costs or a lack of availability of transportation services; risks associated with our international operations and sales, including changes in currency exchange rates; conditions in the sectors where we sell products and supply and demand imbalances for competing products; our rights and governmental authorizations to mine and operate our properties; risks related to unanticipated litigation or investigations or pending litigation or investigations or other contingencies; compliance with environmental, health and safety laws and regulations; environmental liabilities; compliance with foreign and United States (“U.S.”) laws and regulations related to import and export requirements and anti-corruption laws; changes in laws, industry standards and regulatory requirements; product liability claims and product recalls; misappropriation or infringement claims relating to intellectual property; inability to obtain required product registrations or increased regulatory requirements; our ability to successfully implement our strategies; risks related to labor shortages and the loss of key personnel; a compromise of our computer systems, information technology or operations technology or the inability to protect confidential or proprietary data; climate change and related laws and regulations; our ability to expand our business through acquisitions and investments, realize anticipated benefits from acquisitions and investments and integrate acquired businesses; outbreaks of contagious disease or similar public health threats; domestic and international general business and economic conditions; our ability to successfully remediate the material weakness in our internal controls over financial reporting disclosed in this Form 10-Q; and other risks referenced from time to time in this report and our other filings with the Securities and Exchange Commission (the “SEC”), including Part I, Item 1A, “Risk Factors” of our Amended Annual Report on Form 10-K/A for the annual period ended September 30, 2023 (“2023 Form 10-K/A”).

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

We previously identified various misstatements related to (i) certain contingent consideration associated with our acquisition of Fortress North America, LLC (“Fortress”), (ii) historical understatement of work-in-process inventory, (iii) immaterial misstatements to reclassify the impacts of non-cash capital expenditures in accounts payable in its operating and investing cash flows, (iv) an error in its interim non-GAAP Adjusted EBITDA calculation, which resulted in an understatement of its consolidated Adjusted EBITDA for the first and second quarters of 2024, and (v) certain other individual immaterial misstatements that were also immaterial in the aggregate. These misstatements were corrected via amendments to our Annual Report on Form 10-K for the periods ended September 30, 2023, 2022 and 2021 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, both filed on October 29, 2024.

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

As previously disclosed in the 2023 Form 10-K and as discussed in Item 1, Note 5 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, we indefinitely paused new investment in the lithium salt project pending greater clarity on the evolving regulatory environment in Utah. In December of 2023, a revised draft of rules was proposed, project engineering estimates were refined and, taken together with the decline in market price of lithium products, we determined to terminate the lithium development. Consequently, we evaluated the capitalized assets and recorded an impairment charge of $74.8 million for the nine months ended June 30, 2024, including $5.3 million associated with future commitments as of June 30, 2024. The impairment charges were recognized to value the assets at estimated fair value, considering equipment expected to be used by the on-going business and amounts estimated to be recoverable through returns or salvage value. The determination of fair value of these assets requires us to make estimates and assumptions that include, but are not limited to, estimated proceeds to be received upon sale or return of the equipment, assumptions about the ability to redeploy equipment and materials to other parts of the business and estimates regarding the utility value and replacement cost of the equipment redeployed. Actual proceeds received from asset sales or returns and our ability to utilize the assets may vary from our estimates resulting in further impairment.

As discussed in Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, as a result of a sustained decrease in our publicly quoted share price and market capitalization continuing into fiscal 2024 and recent developments related to our magnesium chloride-based fire retardants impacting our Fortress business, we determined that there were indicators for impairment which necessitated impairment testing of long-lived assets and goodwill during the second quarter of fiscal 2024. As a result of the evaluation, we recorded a long-lived asset impairment, net, of $15.6 million, an inventory impairment of $2.4 million and goodwill impairment of $32.0 million related to Fortress and goodwill impairment of $51.0 million related to Plant Nutrition as of March 31, 2024. Failure to obtain full qualification by the USFS or a decision by the USFS not to enter into commercial agreements with respect to Fortress’s magnesium or non-magnesium chloride-based fire retardant products could result in additional impairments related to the Fortress business. In connection with the impairments, we determined the estimated fair value for each reporting unit based on discounted cash flow projections (income approach), market values for comparable businesses (market approach) or a combination of both. The determination of fair value of the reporting units requires us to make estimates and assumptions that include, but are not limited to, discount rates, long-term revenue growth rates and the amount and timing of expected future cash flows. Our estimates may differ from actual future cash flows. Management does not believe that the remaining goodwill balance in its Corporate and Other reporting unit is currently at risk of impairment as of June 30, 2024.

For a further description of our critical accounting policies, see Item 1, Note 1 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Actual results in these areas could differ from management’s estimates.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Company Overview

Compass Minerals is a leading producer of essential minerals, including salt, sulfate of potash (“SOP”) specialty fertilizer and magnesium chloride. As of June 30, 2024, we operated 12 production and packaging facilities, including:
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

In May 2023, we completed the purchase of Fortress, a fire retardant company working to develop long-term fire retardant solutions to help combat wildfires (see Item 1, Note 2 of our Consolidated Financial Statements). December 31, 2023 marked the end of Fortress's first commercially operating fire season with the U.S. Forest Service (“USFS”). As described in Item 1, Note 1 of our Consolidated Financial Statements, the USFS recently notified us that Fortress would not be awarded a contract to supply its magnesium chloride-based aerial fire retardant for the calendar 2024 fire season. We are evaluating various alternatives regarding the path forward for the Fortress business given recent developments. Refer to the discussion above in Critical Accounting Estimates and in Item 1, Note 1 of our Consolidated Financial Statements for additional details.

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
Consolidated Results of Continuing Operations

The following is a summary of our consolidated results of continuing operations for the three and nine months ended June 30, 2024 and 2023, respectively. The following discussion should be read in conjunction with the information contained in our consolidated financial statements and the notes thereto included in this Quarterly Report on Form 10-Q.

THREE AND NINE MONTHS ENDED JUNE 30
* Refer to “—Reconciliation of Net Earnings (Loss) from Continuing Operations to EBITDA and Adjusted EBITDA” for a reconciliation to the most directly comparable U.S. GAAP financial measure and the reasons we use this non-GAAP measure.

Commentary: Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

•Total sales decreased 2%, or $4.7 million, due to lower Plant Nutrition segment sales and lower sales from our Fortress business, partially offset by higher Salt segment sales. The decrease in sales for Plant Nutrition reflected lower sales volumes and average sales prices. Fortress has not been awarded a contract for the 2024 fire season. Salt sales increased from the prior year due to an increase in average sales prices, partially offset by slightly lower sales volumes.
•Operating income of $5.9 million increased $6.5 million from an operating loss of $0.6 million in the prior-year period, primarily reflecting higher Salt operating earnings and lower Corporate and Other and lithium expenses, which was partially offset by lower Plant Nutrition and Fortress operating earnings. Salt operating income increased primarily due to a 4% increase in average sales prices. Corporate and Other operating loss decreased from the prior year primarily due to lower compensation and professional services expenses. These increases were partially offset by a decrease in Plant Nutrition operating earnings due to decreases in sales volumes and average sales prices.
•Earnings before interest, taxes, depreciation and amortization (“EBITDA”)* adjusted for items management believes are not indicative of our ongoing operating performance (“Adjusted EBITDA”)* increased 14.7%, or $4.2 million, benefiting from a $0.9 million gain recorded in the current period related to the decline in the valuation of the Fortress contingent consideration.
•Diluted net loss per common share of $1.05 decreased by $1.93 from net earnings of $0.88 per common share in the prior-year period.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Commentary: Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

•Total sales decreased 6%, or $62.5 million, due to lower Salt segment sales, partially offset by sales by the Fortress fire retardant business and slightly higher Plant Nutrition segment sales. The decrease in Salt sales was primarily driven by lower sales volumes, partially offset by higher average sales prices. The increase in Plant Nutrition sales from the prior year primarily reflects higher sales volumes, partially offset by lower average sales price.
•Operating loss of $87.0 million decreased $162.2 million from operating income of $75.2 million in the prior-year period, primarily reflecting the impairments related to our previous lithium development project (see Item 1, Note 5), our Fortress business and the Plant Nutrition segment (see Item 1, Note 1) and lower Plant Nutrition operating earnings. Corporate and Other operating loss increased from the prior year primarily due to a $74.8 million lithium asset impairment and $50.0 million of goodwill, long-lived asset and inventory impairments related to the Fortress business. The increases were partially offset by the net non-cash reduction in our Fortress-related contingent consideration of $23.1 million. Plant Nutrition operating earnings decreased due primarily to a $51.0 million goodwill impairment and lower sales prices, which were partially offset by lower per-unit product and distribution costs. In addition, Salt operating earnings increased slightly due to higher average sales prices, which was mostly offset by lower Salt sales volumes and higher per-unit product costs, partially offset by higher average sales prices.
•Adjusted EBITDA increased by 14%, or $22.9 million, benefiting from a $23.1 million net gain recorded in the current year-to-date period related to the decline in the valuation of the Fortress contingent consideration.
•Diluted net loss per common share of $3.83 decreased by $4.18 from net earnings of $0.35 per common share in the prior-year period.

THREE AND NINE MONTHS ENDED JUNE 30
Commentary: Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Gross Profit: Decreased 6%, or $2.0 million; Gross Margin decreased 1 percentage point to 16%
•Salt segment gross profit increased $2.9 million primarily due to higher average sale prices, partially offset by higher per-unit product costs and slightly lower sales volumes (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $4.1 million due to lower average sales prices and volumes (see Plant Nutrition operating results).
•Gross profit was also negatively impacted by costs incurred related to the Fortress fire retardant business acquired in May 2023.

Commentary: Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

Gross Profit: Decreased 8%, or $14.3 million; Gross Margin decreased 1 percentage point to 19%
•Salt segment gross profit decreased $2.9 primarily due to lower sales volumes and higher per-unit product costs, which were partially offset by higher average sales prices (see Salt operating results).
•The gross profit of the Plant Nutrition segment decreased $19.0 million due to lower average sales prices, which were partially offset by lower per-unit product and distribution costs and higher sales volumes (see Plant Nutrition operating results).
•Gross profit was also favorably impacted by the acquisition of the Fortress fire retardant business in May 2023.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
OTHER EXPENSES AND INCOME

Commentary: Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

SG&A: Decreased $5.5 million; Decreased 2.3 percentage points as a percentage of sales from 15.9% to 13.6%
•The decrease in SG&A expense was primarily due to lower corporate, Salt and lithium expenses, which was partially offset by expenses related to our Fortress fire retardant business that was acquired in May 2023.

Other Operating (Income) Expense: Decreased $3.0 million from expense of $2.2 million to income of $0.8 million
•The decrease in other operating expense was primarily the result of lower restructuring charges in the current period and a $0.9 million gain in the contingent consideration related to the Fortress acquisition due to changes in projected revenues and cash flows from our magnesium chloride-based fire retardants.

Interest Income: Decreased $1.5 million to $0.2 million
•The decrease in interest income during the current period is primarily due to the higher average cash balance in the prior year resulting from proceeds received from a private placement of our common stock.

Interest Expense: Increased $2.9 million to $17.2 million
•Interest expense increased $2.9 million due to higher interest rates and debt levels in the current period.

(Gain) Loss on Foreign Exchange: Increased $2.8 million from a loss of $2.3 million to a gain of $0.5 million
•We realized a gain on foreign exchange of $0.5 million in the third quarter of fiscal 2024 compared to a loss of $2.3 million in the same quarter of the prior-year period, primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: $0.8 million in the prior-year period
•We realized a net loss of $0.8 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses positioned themselves for commercialization.

Gain from Remeasurement of Equity Method Investment
•We recognized a gain of $12.6 million for the three months ended June 30, 2023 related to our previously held equity investment in Fortress, which was remeasured to fair value upon our full acquisition of the business in May 2023.

Other Expense, net: Decreased $2.4 million to $0.3 million
•The decrease is due primarily to losses on cash flow hedges and fees paid to refinance our debt. in the prior period.

Income Tax Expense (Benefit): Decreased $75.5 million from a benefit of $42.8 million to an expense of $32.7 million
•The tax expense of $32.7 million for the three months ended June 30, 2024 is primarily due to a change in the annual effective tax rate calculations with the US loss jurisdiction having a separate annual effective tax rate applied to US losses and a foreign annual effective tax rate applied to foreign income. The tax benefit of $42.8 million for the three months ended June 30, 2023 was primarily due to the impact in the quarter of the acquisition of the Fortress business to the full year effective tax rate. See Item 1, Note 7 to the Consolidated Financial Statements.
•Our effective tax rate was (300%) for the three months ended June 30, 2024, which is primarily driven by the income mix by country with income recognized in foreign jurisdictions, for which tax expense was recorded, offset by losses recognized in the U.S. for which a valuation allowance has been recorded against the U.S. tax benefit carryforward.
•Our income tax provision for the three months ended June 30, 2024 and 2023 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense.

Commentary: Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

SG&A: Decreased $2.7 million; increased 0.5 percentage points as a percentage of sales from 11.2% to 11.7%
•The increase in SG&A expense was primarily due to lower corporate incentive compensation and lower lithium expenses, which was partially offset by expenses related to our Fortress fire retardant business that was acquired in May 2023.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Loss on Impairments: $173.4 million in the current-year period
•During the nine months ended June 30, 2024, we recognized goodwill impairments of $51.0 million related to our Plant Nutrition segment and $32.0 million related to our Fortress operations (within the Corporate and Other segment). The Plant Nutrition impairment was primarily the result of reduced cash flow assumptions impacting expected profitability of the Plant Nutrition segment. The Fortress impairment was primarily related to uncertainty surrounding our magnesium chloride-based fire retardants which impacted projected future revenues and cash flows. Also, during the nine months ended June 30, 2024, we recognized a $15.6 million long-lived asset impairment, net, related to Fortress magnesium chloride-based products. See Item 1, Note 1 for additional information.
•We recognized an impairment loss of $74.8 million for the nine months ended June 30, 2024 related to the termination of the lithium development (see Item 1, Note 5).

Other Operating (Income) Expense: Decreased $22.8 million from expense of $5.4 million to income of $17.4 million
•The decrease in other operating expense was due to a decrease in the contingent consideration related to the Fortress acquisition, partially offset by severance costs resulting from the decision to discontinue the pursuit of the lithium development and corporate restructuring charges in the current period.

Interest Income: Decreased $3.9 million from $4.7 million to $0.8 million
•The decrease in interest income during the current period is primarily due to a higher average cash balance in the prior period resulting from proceeds received from the private placement of our common stock.

Interest Expense: Increased $8.0 million to $50.4 million
•Interest expense increased due to higher debt levels and higher interest rates in the current period.

(Gain) Loss on Foreign Exchange: Rose by $5.7 million from a loss of $4.6 million to a gain of $1.1 million
•We realized a gain on foreign exchange of $1.1 million in the first nine months of 2024, compared to a loss of $4.6 million in the same period of the prior fiscal year, due primarily reflecting the translation of our intercompany loans from Canadian dollars to U.S. dollars.

Net Loss in Equity Investees: $3.1 million in the prior-year period
•We realized a net loss of $3.1 million in the prior-year period reflecting our share of losses related to our equity investments as these development stage businesses positioned themselves for commercialization.

Gain from Remeasurement of Equity Method Investment
•We recognized a gain of $12.6 million for the nine months ended June 30, 2023 related to our previously held equity investment in Fortress, which was remeasured to fair value upon our full acquisition of the business in May 2023.

Other Expense, net: Decreased $1.8 million to $1.9 million
•The decrease is due primarily to losses on cash flow hedges and fees paid to refinance our debt in the prior period.

Income Tax Expense: Decreased $3.8 million from $24.2 million to $20.4 million
•The decrease in income tax expense was due primarily to a decrease in pretax book income, excluding impairments, in the nine months ended June 30, 2024 compared to the nine months ended June 30, 2023. Additionally, the majority of the impairments recorded in the nine months ended June 30, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset.
•Our effective tax rate of (14.8%) for the nine months ended June 30, 2024 is primarily driven by the income mix by country with income recognized in foreign jurisdictions offset by losses recognized in the U.S., for which a valuation allowance has been recorded against the U.S. tax benefit carryforward. Additionally, the majority of the impairments recorded in the nine months ended June 30, 2024 were either not tax deductible or the tax benefit was offset by tax expense for a valuation allowance on the related deferred tax asset. See Item 1, Note 7 to the Consolidated Financial Statements.
•Our income tax provision for the nine months ended June 30, 2024 and 2023 differs from the U.S. statutory rate primarily due to U.S. statutory depletion, state income taxes, base erosion and anti-abuse tax, nondeductible executive compensation, foreign income, mining and withholding taxes and valuation allowance expense.

Operating Segment Performance

The following financial results represent consolidated financial information with respect to the operations of our Salt and Plant Nutrition segments. Sales primarily include revenue from the sales of our products, or “product sales,” and the impact of shipping and handling costs incurred to deliver our salt and plant nutrition products to our customers.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

The results of operations of the Fortress business include sales of $14.6 million for the nine months ended June 30, 2024. The results of operations of the consolidated records management business and other incidental revenues include sales of $3.5 million and $4.6 million for the three months ended June 30, 2024 and 2023, respectively, and $10.1 million and $10.2 million for the nine months ended June 30, 2024 and 2023, respectively. These sales are not material to our consolidated financial results and are not included in the following operating segment financial data.

Salt Results

	QTD 2024	QTD 2023	YTD 2024	YTD 2023
Salt Sales (in millions)	$160.6	$155.5	$745.3	$824.1
Salt Operating Earnings (in millions)	$25.9	$21.7	$142.6	$141.9
Salt Sales Volumes (thousands of tons)
Highway deicing	1,090	1,070	6,401	7,886
Consumer and industrial	393	421	1,403	1,529
Total tons sold	1,483	1,491	7,804	9,415
Average Salt Sales Price (per ton)
Highway deicing	$77.20	$73.86	$73.60	$68.86
Consumer and industrial	$194.35	$181.66	$195.37	$183.81
Combined	$108.27	$104.28	$95.50	$87.53
Commentary: Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

•Salt sales increased $5.1 million, primarily due to higher average sales prices, which was partially offset by lower sales volumes for our consumer and industrial products.
•Salt sales volumes decreased 1% in total, or 8,000 tons, reducing sales by approximately $3.5 million. Highway deicing sales volumes increased 2%, reflecting an increase in sales volumes to chemical and liquid magnesium chloride customers, which was mostly offset by lower sales volumes for deicing products. Consumer and industrial sales volumes decreased 7% primarily due to lower non-deicing volumes.
•Average sales prices increased 4% partially offsetting the volume decline by approximately $8.6 million with increases in both highway and consumer and industrial average sales prices.
•Highway deicing average sales price increased 5% across all product categories as we have sought to restore profitability and offset the impact of prior year inflation on costs by executing a commercial bidding strategy emphasizing pricing over volume. Consumer and industrial average sales price increased 7% due to price increases taken to offset inflation realized in prior years. The higher average sales prices are also reflective of sales mix.
•Salt operating earnings increased 19%, or $4.2 million, due primarily to higher average sales prices for both highway and consumer and industrial products, which were partially offset by higher per-unit product costs.

Commentary: Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

•Salt sales decreased $78.8 million, primarily due to lower sales volumes, partially offset by higher average sales prices.
•Salt sales volumes decreased 17% reducing sales by approximately $125.4 million. Highway deicing sales volumes decreased 19% reflecting a combination of exceptionally mild weather and the impact of 7% lower total committed bid volumes year over year compared to the prior-year bid season. Consumer and industrial sales volumes decreased 8% primarily due to lower consumer deicing volumes.
•Average sales prices increased 9% partially offsetting the volume decline by approximately $46.6 million with increases in both highway and consumer and industrial average sales prices.
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
•Salt operating earnings increased $0.7 million, due primarily to higher average sales prices, which were mostly offset by lower sales volumes for both highway and consumer and industrial products.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Plant Nutrition Results

	QTD 2024	QTD 2023	YTD 2024	YTD 2023
Plant Nutrition Sales (in millions)	$38.8	$47.5	$138.6	$136.8
Plant Nutrition Operating (Loss) Earnings (in millions)	$(1.4)	$2.5	$(56.7)	$12.8
Plant Nutrition Sales Volumes (thousands of tons)	56	63	205	168
Plant Nutrition Average Sales Price (per ton)	$691	$752	$676	$814
Commentary: Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

•Plant Nutrition sales decreased 18%, or $8.7 million, due to lower average sales prices and sales volumes.
•Plant Nutrition sales volumes decreased 11% year over year driven by customers delaying or reducing purchases primarily as a result of worsening crop economics in key markets. The lower sales volumes decreased sales by approximately $5.2 million.
•Plant Nutrition average sales prices decreased 8%, which contributed approximately $3.5 million to the decrease in sales. Average sales prices decreased throughout fiscal 2024 due to global supply and demand dynamics for fertilizer products resulting in weakening pricing year over year.
•Plant Nutrition operating (loss) earnings decreased $3.9 million to an operating loss of $1.4 million primarily due to lower average sales prices and sales volumes.

Commentary: Nine Months Ended June 30, 2024 Compared to Nine Months Ended June 30, 2023

•Plant Nutrition sales increased 1%, or $1.8 million, due to higher sales volumes, which was mostly offset by lower average sales prices.
•Plant Nutrition sales volumes increased 22%, or 37,000 tons, which resulted in a $30.0 million increase in sales driven by normalization of demand levels in fiscal 2024 following lower demand in fiscal 2023 reflective of impacts from weather events in key markets and uncertainty regarding future fertilizer prices causing customers to cancel or delay purchases.
•Plant Nutrition average sales prices decreased 17%, partially offsetting the increase in sales volume by $28.2 million. Average sales prices decreased throughout fiscal 2024 due to global supply and demand dynamics for fertilizer products resulting in weakening pricing year over year.
•Plant Nutrition operating earnings decreased $69.5 million to an operating loss of $56.7 million primarily reflecting the write-off of goodwill and lower average sales prices, which were partially offset by lower per-unit product and distribution costs and higher sales volumes.

Outlook

•Salt sales volumes and adjusted EBITDA for fiscal year 2024 are expected to range from 9.2 million to 9.4 million tons and $215 million to $225 million, respectively, and reflect the exceptionally mild winter across our core service markets over the North American highway deicing season. Our financial results reflect the curtailment of production at our Goderich mine to reduce the inventory levels going into the coming deicing season.
•Approximately 70% of the company's North American highway deicing bidding process for the upcoming winter season has been completed. Based on regional bid results to date, we expect our average contract selling price for the coming season to be approximately 2% lower than prices in fiscal 2024. Market bid volumes are expected to be down approximately 7% to 10% compared to fiscal 2024, which is consistent with expectations given inventory levels across the service market and producer supply positions following two consecutive mild winters.
•Plant Nutrition segment sales volumes and adjusted EBITDA are expected to be within a range of 265,000 to 275,000 tons and $21 million to $26 million, respectively, in fiscal year 2024.
•Fiscal year 2024 capital expenditures are now expected to be in the $115 million to $130 million range. This includes approximately $80 million to $90 million in sustaining capital for the core Salt and Plant Nutrition businesses. In the fire retardant business, approximately $5 million to $10 million has been budgeted for fiscal year 2024, with approximately $4 million invested through the first nine months of fiscal 2024. Finally, we expect capital expenditures of roughly $30 million related to the now-terminated lithium project for items that had been committed to prior to the project’s suspension in November 2023. As a result of the termination of the lithium project and the related impairments in the first half of fiscal 2024, a portion of the expenditures related to committed items that had not been received by December 31, 2023, will not be classified as capital expenditures within the Consolidated Statements of Cash Flows when paid.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.

Liquidity and Capital Resources

Historically, our cash flows from operating activities have generally been adequate to fund our basic operating requirements, ongoing debt service and sustaining investment in our property, plant and equipment. We have also used cash generated from operations to fund capital expenditures, pay dividends, fund smaller acquisitions and repay our debt. To a certain extent, our ability to meet our short- and long-term liquidity and capital needs is subject to general economic, financial, competitive and weather conditions, effects of climate change, geological variations in our mine deposits and other factors that are beyond our control. Historically, our working capital requirements have been the highest in the first fiscal quarter (ending December 31) and lowest in the third fiscal quarter (ending June 30). When needed, we may fund short-term working capital requirements by accessing our $375 million revolving credit facility and our $100.0 million revolving AR Securitization Facility. As of June 30, 2024, we had liquidity of approximately $220.8 million, comprised of $12.8 million of cash and cash equivalents and $208.0 million of availability under our $375 million revolving credit facility.

We have been able to manage our cash flows generated and used across Compass Minerals to indefinitely reinvest earnings in our foreign jurisdictions or efficiently repatriate those funds to the U.S. As of June 30, 2024, we had $10.9 million of cash and cash equivalents that was either held directly or indirectly by foreign subsidiaries. As a result of U.S. tax reform, we revised our permanently reinvested assertion, expecting to repatriate approximately $150 million of unremitted foreign earnings from Canada. Throughout fiscal years 2022 and 2023, we increased our repatriation expectation to include an additional $16 million from our U.K. operations. During the first quarter of fiscal 2023, $89.2 million was repatriated from Canada and in the third quarter of fiscal 2023, $15.6 million was repatriated from the U.K. Net income tax expense of $3.8 million has been recorded for foreign withholding tax, state income tax and foreign exchange losses on these changes in assertion as of June 30, 2024, consisting of a tax benefit of $0.7 million recorded in fiscal 2023 and tax expense of $4.5 million, most of which was recorded in years prior to fiscal 2021. It is our current intention to continue to reinvest the remaining undistributed earnings of our foreign subsidiaries indefinitely. We review our tax circumstances on a regular basis with the intent of optimizing cash accessibility and minimizing tax expense.

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

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred in the U.S. over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future income. On the basis of this evaluation, during the nine months ended June 30, 2024, an additional valuation allowance of $28.0 million has been recorded to recognize only the portion of the U.S. deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are increased or reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for income.

Indebtedness

As of June 30, 2024, we had $880.7 million of outstanding indebtedness, consisting of $500.0 million outstanding under our 6.75% Senior Notes due 2027, $346.9 million of borrowings outstanding under our senior secured credit facilities under the Credit Agreement, consisting of $195.0 million of term loans and $151.9 million borrowed against our revolving credit facility, and $33.8 million of outstanding loans under the accounts receivable financing facility (see Item 1, Note 8 of our Consolidated Financial Statements for more detail regarding our debt). Outstanding letters of credit totaling $15.1 million as of June 30, 2024 further reduced available borrowing capacity under our revolving credit facility to $208.0 million.

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

On March 27, 2024, we entered into an amendment to our 2023 Credit Agreement, which eased the restrictions of certain covenants contained in the agreement. The amendment included increasing the maximum allowed consolidated total net leverage ratio (as defined and calculated under the terms of the amended 2023 Credit Agreement) to 6.5x as of the last day of any quarter through the fiscal quarter ended December 31, 2024, gradually stepping down to 4.75x for the fiscal quarter ended March 31, 2026 and thereafter. The amendment also removed the flexibility related to the lithium development joint ventures, projects or similar arrangements and any related funding transactions in connection therewith. Consolidated total net debt includes the aggregate principal amount of total debt, net of unrestricted cash not to exceed $75.0 million. As of June 30, 2024, our consolidated total net leverage ratio was approximately 4.3x.

Although we are in compliance with our debt covenants as of June 30, 2024, we can make no assurance that we will remain in compliance with these ratios. Furthermore, we may need to refinance all or a portion of our indebtedness on or before maturity; however, we cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

On March 27, 2024, certain of our U.S. subsidiaries entered into an amendment to our revolving accounts receivable financing facility (the “AR Facility”) with PNC Bank, National Association, extending the facility to March 2027.

On August 12, 2024, we entered into amendments to our 2023 Credit Agreement and our AR Facility, which extended the deadline for delivery of our June 30, 2024 financial statements for the quarter ended June 30, 2024, together with the respective compliance certificates, from 45 days to 75 days after the last day of the quarter ended June 30, 2024.

On September 13, 2024, we entered into amendments to our 2023 Credit Agreement and our AR Facility, which extended the deadline for delivery of our June 30, 2024 financial statements for the quarter ended June 30, 2024, together with the respective compliance certificates, to November 29, 2024, 152 days after the last day of the quarter ended June 30, 2024.

On September 18, 2024, we received a notice of default relating to its 6.750% Senior Notes due 2027 because we failed to timely furnish a Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024. We have 90 days from receipt of the notice to remedy prior to it becoming an Event of Default under the terms of the Indenture, dated November 29, 2019.
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
capabilities. When possible, we incorporate efficiency, environmental and safety improvement capabilities into our routine capital projects and we plan the timing of larger projects to balance with our liquidity and capital resources. Changes in our operating cash flows may affect our future capital allocation and spending.

During fiscal 2024, we expect to spend between $80 million and $90 million of sustaining capital in our Salt and Plant Nutrition businesses. We incurred approximately $24.4 million, including amounts accrued and unpaid, of previously committed capital in the first three quarters of fiscal 2024 (approximately $75.7 million cumulatively) towards the development phase of our former lithium development project. However, during the first quarter of fiscal 2024, we ceased further development of the lithium project. For more information, refer to Item 1, Note 5 of our Consolidated Financial Statements and Part I, Item 1A, “Risk Factors” in our 2023 Form 10-K/A.

The table below provides a summary of our cash flows by category:

NINE MONTHS ENDED JUNE 30, 2024	NINE MONTHS ENDED JUNE 30, 2023
Operating Activities:
Net cash provided by operating activities were $27.1 million	Net cash provided by operating activities were $126.9 million
» Net loss was $157.8 million.	» Net earnings were $14.5 million.
» Non-cash depreciation and amortization expense was $78.4 million.	» Non-cash depreciation and amortization expense was $72.7 million.
» Non-cash stock-based compensation expense was $6.3 million.	» Non-cash stock-based compensation expense was $17.2 million.
» Non-cash loss on impairments was $173.4 million.	» Non-cash remeasurement gain of $12.6 million related to the acquisition of Fortress.
» Non-cash net gain from remeasurement of contingent consideration was $23.1 million.	» Working capital items were a source of operating cash flows of $25.4 million.
» Working capital items were a use of operating cash flows of $55.3 million.	» Non-cash net loss in equity investees was $3.1 million.
Investing Activities:
Net cash flows used in investing activities were $95.0 million.	Net cash flows used in investing activities were $105.9 million.
» Net cash flows used in investing activities included $93.3 million of capital expenditures.	» Net cash flows used in investing activities included $84.5 million of capital expenditures.
» Included cash payment of $18.9 million, net of cash held by Fortress, for the acquisition of the remaining interest in Fortress.
Financing Activities:
Net cash flows provided by financing activities were $42.2 million.	Net cash flows used in financing activities were $10.1 million.
» Included net proceeds from the issuance of debt of $69.5 million.	» Included net payments on our debt of $225.7 million.
» Included the payment of dividends of $12.7 million.	» Included net proceeds from private placement of common stock of $240.7 million.
» Included the payment of contingent consideration of $9.1 million.	» Included the payment of dividends of $18.7 million.

As mentioned above, our Salt segment’s business is seasonal and our Salt segment results and working capital needs are heavily impacted by the severity and timing of the winter weather, which generally occurs from December through March of each year. Customers tend to replenish their inventory prior to the start of the winter season and following snow events; consequently, the number and timing of snow events during the winter season will impact the amount of our accounts receivable and inventory at the end of each quarter. During the nine months ended June 30, 2024, we also paid liabilities accrued as of September 30, 2023, including the remaining $10 million settlement payment to the SEC, accrued incentive compensation, and other liabilities. Additionally, at the end of Fortress’ contract term with the USFS, we recognized revenue previously deferred in accrued liabilities and decreased our contingent consideration liability due to recent revisions of potential payouts. Our operating cash flows during the nine months ended June 30, 2023, reflect the Plant Nutrition build of inventory at higher costs and reduced accounts receivable as compared to the beginning of the prior year, reflective of the reduced demand in that segment, partially offset by a decline in Salt inventory levels following the end of the winter season. Additionally, Salt accounts receivable also declined as the prior season early fill winter season sales were collected.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
The calculation of EBITDA and Adjusted EBITDA as used by management is set forth in the table below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net (loss) earnings	$(43.6)	$36.4	$(157.8)	$14.5
Interest expense	17.2	14.3	50.4	42.4
Income tax expense (benefit)	32.7	(42.8)	20.4	24.2
Depreciation, depletion and amortization	26.1	24.3	78.4	72.7
EBITDA	32.4	32.2	(8.6)	153.8
Adjustments to EBITDA:
Stock-based compensation - non-cash	(0.7)	3.5	6.3	17.2
Interest income	(0.2)	(1.7)	(0.8)	(4.7)
(Gain) loss on foreign exchange	(0.5)	2.3	(1.1)	4.6
Gain from remeasurement of equity method investment	—	(12.6)	—	(12.6)
Restructuring charges(a)	1.5	2.2	17.2	5.9
Loss on impairments(b)	—	—	175.8	—
Accrued loss and legal costs related to SEC investigation(c)	—	—	—	(0.1)
Other expense, net	0.3	2.7	1.9	3.7
Adjusted EBITDA	$32.8	$28.6	$190.7	$167.8
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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as amended (the Exchange Act) under the supervision and with the participation of the Company’s management. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weaknesses in internal control over financial reporting as described below, the Company’s disclosure controls and procedures were ineffective as of June 30, 2024.

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

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

In light of the material weaknesses described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (GAAP). Accordingly, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s Consolidated Financial Statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Item 5.    Other Information

Rule 10b5-1 Trading Plans

During the three and nine months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

Table of Contents	COMPASS MINERALS INTERNATIONAL, INC.
Item 6.    Exhibits

Exhibit No.	Exhibit Description
3.2
By-laws of Compass Minerals International, Inc., amended and restated as of May 16, 2024 (incorporated herein by reference to Exhibit 3.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on May 17, 2024).

10.1
Form of Final Release and Waiver of Claims between Compass Minerals International, Inc. and Lorin Crenshaw (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

10.2
Offer Letter, signed June 7, 2024, between Compass Minerals International Inc. and Jeffrey Cathey (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on June 10, 2024).

10.3
Offer Letter, signed June 7, 2024, between Compass Minerals International Inc. and Ashley Ward (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on July 1, 2024).

10.4
Amendment No. 2, dated August 12, 2024, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019, as further amended and restated as of May 5, 2023 and as further amended as of March 27, 2024, among Compass Mineral International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 16, 2024).

10.5
Fourth Amendment, dated August 12, 2024, to the Receivables Financing Agreement dated as of June 30, 2020, among the Receivables Financing Agreement Parties (as previously amended), by and among Compass Minerals America Inc., Compass Minerals Receivables LLC and PNC Bank National Association (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on August 16, 2024).

10.6
Amendment No. 3, dated September 13, 2024, to the Credit Agreement dated as of April 20, 2016 as amended and restated as of November 26, 2019, as further amended and restated as of May 5, 2023, as further amended as of March 27, 2024 and as further amended on August 12, 2024, among Compass Mineral International, Inc., Compass Minerals Canada Corp., Compass Minerals UK Limited, JPMorgan Chase Bank, N.A., as administrative agent and the lenders from time to time party thereto (incorporated herein by reference to Exhibit 10.1 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on September 19, 2024).

10.7
Fifth Amendment dated September 13, 2024, to the Receivables Financing Agreement dated as of June 30, 2020, among the Receivables Financing Agreement Parties (as previously amended), by and among Compass Minerals America Inc., Compass Minerals Receivables LLC and PNC Bank National Association (incorporated herein by reference to Exhibit 10.2 to Compass Minerals International, Inc.’s Current Report on Form 8-K filed on September 19, 2024).

31.1*	Section 302 Certifications of Edward C. Dowling, Jr., President and Chief Executive Officer.
31.2*	Section 302 Certifications of Jeffrey Cathey, Chief Financial Officer.
32**	Certification Pursuant to 18 U.S.C. §1350 of Edward C. Dowling, Jr., President and Chief Executive Officer, and Jeffrey Cathey, Chief Financial Officer.
95*	Mine Safety Disclosures.
101**
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Earnings, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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